Form 10-Q
period 1996-03-30
WOLVERINE TUBE INC
filed 1996-05-13
CIK 821407

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.
                                  FORM 10-Q

(Mark One)

 X    Quarterly report pursuant to Section 13 or 15 (d) of the Securities Act
- - ---   of 1934

For the quarterly period ended  March 30, 1996
                                --------------

                                     OR

     Transition report pursuant to Section 13 or 15 (d) of the Securities Act
- - ---  of 1934

For the transition period from               to
                               -------------    --------------

Commission file number 1-12164
                       -------

                            WOLVERINE TUBE, INC.
                            --------------------
           (Exact name of registrant as specified in its charter)


            Delaware                                           63-0970812
            ---------                                     ---------------------
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                          Identification No.)

   1525 Perimeter Parkway, Suite 210
   Huntsville, Alabama                                            35806
   ----------------------------------------                      --------
   (Address of principal executive offices)                     (Zip Code)

                               (205) 353-1310
                               --------------
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes   X     No
                                   ---       ---

Indicate the number of shares outstanding of each class of common stock, as of the latest practicable date:

                 Class                            Outstanding at April 15, 1996
              ----------                          -----------------------------
Common Stock, par value $0.01 per share                  13,672,373 shares

                            WOLVERINE TUBE, INC.

                                    INDEX


                                                                        Page No.
                                                                        --------
    PART  I     Financial Information
       Item 1.  Financial Statements
                (unaudited)

                Condensed Consolidated Statements of Income -
                Three-Month Periods Ended March 30, 1996 and
                April 1, 1995 ........................................    2

                Condensed Consolidated Balance Sheets -
                March 30, 1996 and December 31, 1995 .................    3

                Condensed Consolidated Statements of Cash Flows -
                Three-Month Periods Ended  March 30, 1996 and
                April 1, 1995 ........................................    4

                Notes to Condensed Consolidated
                Financial Statements .................................    5

       Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations ........   10


    PART  II    Other Information

       Item 1.  Legal Proceedings ....................................   15

       Item 4.  Submission of Matters to a Vote of Security Holders ..   15

       Item 6.  Exhibits and Reports on Form 8-K .....................   15

                              WOLVERINE TUBE, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                     (In thousands, except per share data)


                                                     Three-month period ended:
                                                     -------------------------
                                                     March 30,         April 1,
                                                       1996              1995
                                                     --------          --------
Net sales......................................      $179,414          $179,756
Cost of goods sold.............................       156,000           156,533
                                                     --------          --------
Gross profit...................................        23,414            23,223

Selling, general and administrative expenses...         5,060             5,966
                                                     --------          --------

Income from operations.........................        18,354            17,257

Other expenses:
  Interest expense.............................         2,303             2,383
  Amortization and other, net..................           128               323
                                                     --------          --------
Income before income taxes.....................        15,923            14,551

Income taxes...................................         5,660             5,419
                                                     --------          --------

Net income.....................................        10,263             9,132

Less: Preferred stock dividends................           (70)              (70)
                                                     --------          --------

Net income applicable to common shares.........      $ 10,193          $  9,062
                                                     ========          ========


Net income per share...........................      $   0.72          $   0.65
                                                     ========          ========


Weighted average number of common and
  common equivalent shares.....................        14,216            14,012
                                                     ========          ========


See notes to condensed consolidated financial statements.

                              WOLVERINE TUBE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                        (In thousands,except share data)


                                               ASSETS
                                                                            March 30,      December 31,
                                                                              1996            1995
                                                                            --------        --------
Current assets:                                                            (Unaudited)       (Note)
 Cash and equivalents.....................................................  $ 10,154        $  5,494
 Accounts receivable, net.................................................    93,287          80,940
 Inventories..............................................................    60,277          55,237
 Prepaid expenses and other...............................................       430             170
                                                                            --------        --------

    Total current assets..................................................   164,148         141,841

Property, plant and equipment, net........................................   145,961         148,876
Deferred charges and intangible assets, net...............................    60,728          61,239
Prepaid pension obligations...............................................     6,918           5,269
                                                                            --------        --------

    Total assets..........................................................  $377,755        $357,225
                                                                            ========        ========

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable.........................................................  $ 46,193        $ 37,400
 Accrued liabilities......................................................     9,728          10,435
 Deferred income taxes....................................................     1,518           1,647
                                                                            --------        --------

    Total current liabilities.............................................    57,439          49,482

Deferred income taxes.....................................................    25,406          23,132
Long-term debt............................................................   100,396         100,547
Postretirement benefit obligations........................................    12,901          12,774
Accrued environmental remediation.........................................     4,689           4,690
                                                                            --------        --------

    Total liabilities.....................................................   200,831         190,625

Minority interest.........................................................        74              74

Redeemable cumulative preferred stock,  par value $1 per share;
 20,000 shares issued and outstanding at March 30, 1996 and
 December 31, 1995 .......................................................     2,000           2,000

Stockholders' equity:
 Cumulative preferred stock, par value $1 per share;
  500,000 shares authorized...............................................      ----            ----

 Common stock, par value $.01 per share; 20,000,000 shares
  authorized, 13,672,373 and 13,669,603 shares issued and outstanding at
  March 30, 1996 and December 31, 1995, respectively......................       137             137

 Additional paid-in capital...............................................    93,213          93,189
 Retained earnings........................................................    88,405          78,212
 Accumulated currency translation adjustment..............................    (6,905)         (7,012)
                                                                            --------        --------
    Total stockholders' equity............................................   174,850         164,526
                                                                            --------        --------
    Total liabilities, redeemable cumulative preferred stock
     and stockholders' equity.............................................  $377,755        $357,225
                                                                            ========        ========

Note: The Balance Sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                              WOLVERINE TUBE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (In thousands)



                                                   Three-month period ended:
                                                   -------------------------
                                                      March 30,   April 1,
                                                        1996        1995
                                                      --------    --------
OPERATING ACTIVITIES
Net income............................................$ 10,263    $  9,132
Adjustments to reconcile net income to net cash
 provided (used) by operating activities:
   Depreciation and amortization......................   4,131       4,586
   Deferred taxes.....................................   2,136        (939)
   Changes in operating assets and liabilities:
    Accounts receivable............................... (12,284)    (20,226)
    Inventories.......................................  (5,006)        125
    Prepaid expenses, pension obligations and other...  (2,115)         58
    Accounts payable..................................   8,766       8,268
    Accrued liabilities...............................    (368)      5,581
                                                      --------    --------
Net cash provided by operating activities.............   5,523       6,585

INVESTING ACTIVITIES
Additions to property, plant and equipment............    (663)     (5,868)
Proceeds received from sale of assets.................    ----         130
Other.................................................    ----          (4)
                                                      --------    --------
Net cash (used) by investment activities..............    (663)     (5,742)

FINANCING ACTIVITIES
Repayments under revolving credit facility, net.......    ----        (100)
Issuance of common stock..............................      28         310
Additions to deferred charges.........................    ----          (3)
Principal payments on long-term debt and
  capitalized lease obligations.......................    (152)       (275)
Dividends paid .......................................     (70)        (70)
                                                      --------    --------
Net cash (used) by financing activities...............    (194)       (138)
Effect of exchange rate on cash and equivalents.......      (6)         (7)
                                                      --------    --------
Net increase in cash..................................   4,660         698
Cash and equivalents beginning of period..............   5,494         108
                                                      --------    --------

Cash and equivalents end of period....................$ 10,154    $    806
                                                      ========    ========


See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 30, 1996
(Unaudited)



NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of significant intercompany accounts and transactions. The accompanying condensed financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying condensed financial statements (and all information in this report) have not been examined by independent auditors; but, in the opinion of management all adjustments, which consist of normal recurring accruals necessary for a fair presentation of the results for the period, have been made. The results of operations for the three-month period ended March 30, 1996 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

     The Company uses its internal operational reporting cycle for quarterly financial reporting.

     Certain amounts in the condensed consolidated statement of income for the three-month period ended April 1, 1995 have been reclassified to conform to the presentation in the three-month period ended March 30, 1996.

NOTE 2 - CONTINGENCIES

     The Company is subject to extensive U.S. and Canadian federal, state, provincial and local environmental laws and regulations. These laws, which are constantly changing, regulate among other things the discharge of materials into the environment.

     The Company has received various communications from regulatory authorities concerning certain environmental matters and has currently been named as a potentially responsible party ("PRP") at various waste disposal sites. The Company believes that its potential liability in excess of the amounts accrued with respect to these waste disposal sites is not material.

     The Company is one of a number of PRPs named by the Environmental Protection Agency (EPA) with respect to the soil and groundwater contamination at the Double Eagle Refinery Superfund site in Oklahoma City, Oklahoma. The costs associated with the cleanup of this site will be entirely borne by the PRP group, as the site owner is currently bankrupt. In March 1993, twenty-three PRPs named with respect to the soil contamination of the site, including the Company, submitted a settlement offer to the EPA. The
PRPs offered to pay the EPA $2,200,000 in return for an agreement with the EPA and the State of Oklahoma to release those PRPs from all liability concerning soil contamination at the site. The Company's portion of the settlement offer is $272,188.

     On June 30, 1995, the EPA responded to the PRP's offer with two settlement options and a proposed consent order pursuant to which the settlement would be effectuated. Under the first option, the EPA would accept the PRP's offer but could reopen the settlement if the EPA's cost to remediate the site exceeds $12.0 million. Such excess would be allocated pro rata based on each company's contribution to the original settlement. The second option allows each PRP to pay a certain amount based upon the EPA's worst-case cost scenario to remediate the site and receive complete protection from reopening the agreement. Under this option, Wolverine's contribution to the settlement would be approximately $347,355. In February 1996, the Company notified the EPA, the United States Department of Interior and the Oklahoma Department of Wildlife that it planned to accept the second settlement option pending final resolution of consent order language and volumetric reallocation. Under this settlement option, the Company would pay $347,355 for remediation response costs and $8,464 for natural resource damages.

     The Company has received an order under Section 3008(h) of the Resource Conservation and Recovery Act (RCRA) to perform a facilities investigation of its site in Decatur, Alabama, including a portion of the site where wastes were buried ( the "Burial Site"). Contamination of the entire site is probable and should the EPA decide to order remediation, remediation, monitoring, legal and other costs are estimated to be $2,500,000. Under a purchase agreement and a subsequent agreement between the Company and the Henley Group, Inc. ("Henley"), Henley took control of investigating the Burial Site and indemnified the Company from the cost of investigation and any required cleanup of the Burial Site. These agreements expire on December 31, 1999, and the potential liability, if any, at that time reverts back to the Company.

     In 1993, the Company commissioned a series of environmental assessments of its properties in Canada which were purchased in 1988 from Noranda Metal Industries Limited ("NMI") (collectively with its parent, Noranda, Inc., "Noranda"). These assessments resulted in the finding of PCBs above permissible limits at the New Westminster facility and in an adjacent tidal flat of the Fraser River. Additional findings include traces of PCBs within the Montreal facility, as well as the presence of heavy metal and other contaminants at the New Westminster and Montreal facilities.

     On October 13, 1993, the Company filed a statement of claim against Noranda and other parties, contending that Noranda is liable for substantially all of the cleanup costs at New Westminster and Montreal under the environmental indemnity contained in the purchase agreement and that Noranda materially breached the agreement by failing, among other things, to provide full and complete disclosure of the condition of the facilities. The Statement of Claim seeks certain declaratory judgments, specific performance of the agreement, and general specific prospective damages of up to $25,000,000 (Canadian).

     The Ministry of Environment, Lands and Parks of the Province of British Columbia (the "B.C. Ministry") has issued a Pollution Abatement Order to the Company and NMI regarding the

New Westminster facility and a tidal flat in the Fraser River immediately adjacent to an outfall from this property's drainage system. The order requires the Company and NMI to prevent discharge of contaminants from the property, to undertake further investigation of this site and to prepare a remediation plan and implementation schedule for cleanup of the contaminated area, including the Fraser River.

     In November 1994, Wolverine and NMI submitted remediation plans to the B.C. Ministry. The B.C. Ministry rejected these plans and directed Wolverine and NMI to conduct further tests and to develop plans to remove the majority of the contaminated material from both the New Westminster Property and the Fraser River and to treat or dispose of, at a minimum, certain highly contaminated portions of this material. On July 31, 1995, Wolverine and NMI submitted revised remediation plans to the B.C. Ministry.

     Operations at the New Westminster facility were discontinued in April 1991, and the facility was sold in November 1995 to Juker Holdings Ltd. ("Juker"). Terms of the sales agreement provide that Juker assume responsibility for the remediation of the New Westminster and neighboring properties (excluding the Fraser River) and indemnify Wolverine from any liability with respect to the remediation of the Property. Wolverine and Juker have requested that the B.C. Ministry replace Wolverine with Juker as a party to the B.C. Order. No response to this request has been received. The Company believes that Juker has sufficient financial resources to meet whatever liability it faces as a result of the sales agreement and the B.C. Order.

     On December 21, 1995, the B.C. Ministry issued a letter amending the Pollution Abatement Order requiring Wolverine and NMI to submit by February 24, 1996 (subsequently extended to April 26, 1996), a detailed implementation work plan incorporating comments contained in the letter, for remediation of the Property and the Fraser River. As provided under the sales agreement, Juker is responding to the B.C. Ministry comments as they relate to the Property. The Company believes Juker is liable for substantially all of these remediation costs connected with the New Westminster Property. However, if Wolverine is forced to bear a substantial portion of the costs, this could have a material adverse effect on the Company's consolidated financial position, results of operations and liquidity.

     Wolverine also anticipates that significant costs could be incurred in remediating the PCB and other contamination in the vicinity of the Fraser River. Negotiations are ongoing with the B.C. Ministry regarding the level of remediation of the Fraser River that will be required. Wolverine estimates a range of between $1,385,000 and $2,300,000 to remove the contamination depending upon the level of remediation ultimately selected. Wolverine continues to believe that Noranda should be held entirely responsible for the study and remediation costs related to the Fraser River. If, however, the Company is forced to bear a substantial portion of these costs, and the remediation plan selected by the B.C. Ministry requires significant expenditures, then these costs could have a material adverse effect on the Company's consolidated financial position, results of operations and liquidity.

     The Company has no obligation to remediate the soil contamination at its Montreal facility under current Quebec statutes. The Company has instituted a program to prevent further contamination and is monitoring the existing contamination. The traces of PCBs within the

Montreal facility have been remediated. The Company intends to continue to operate its Montreal facility and does not intend to remediate the heavy metal contamination; thus, no estimate has been made of the costs to remove the heavy metal from the soil and no amount has been accrued in the accompanying consolidated financial statements.

     The Company has become aware that a municipal drinking water supply in the vicinity of the Company's Ardmore, Tennessee facility (the "Ardmore Facility") is apparently contaminated with certain substances (volatile organics) that have also been found in soils at the Ardmore Facility. The Tennessee Division of Superfund (the "Tennessee Division") has advised the Company that the Ardmore Facility is considered the likely source of the contaminants. Ardmore plant personnel met with the Tennessee Division on July 13, 1995, to discuss the situation, and the regulatory personnel acknowledged that no formal administrative or other action had been taken to list the Ardmore Facility as a Superfund site under federal or state law.

     On December 28, 1995, the Company entered into a Consent Order and Agreement with the Tennessee Division relating to the Ardmore Facility under which the Company agreed to conduct a preliminary investigation regarding whether the volatile organics in or at the municipal drinking water supply are related to the Ardmore Facility and, if necessary, to undertake any appropriate response. That investigation has disclosed elevated concentrations of certain volatile organic compounds in soils in certain areas of the Ardmore Facility and also has disclosed elevated levels of certain volatile organic compounds in the shallow residuum groundwater zone at the Ardmore Facility. Under the terms of the Consent Order and Agreement, the Company is required to perform a Remediation Investigation and Feasibility Study ("RI/FS") if it is determined that the results of the preliminary investigation disclose contaminants at certain levels. It is premature to estimate the cost of any RI/FS, if necessary, or any remedial action that may be required following any RI/FS.

     A recent report of a 1995 EPA site inspection of the Ardmore Facility recommended further action for the site. The Company believes, however, that because the Tennessee Division is actively supervising an ongoing investigation of the Ardmore Facility, it is unlikely that EPA will intervene and take additional action. If the EPA should decide to intervene, however, that could increase the cost of any required further investigation or remedial action.

     The Company has completed a Phase II environmental investigation at the Greenville, Mississippi facility (the "Greenville Facility"). The investigation indicates the presence of soil and water contamination above acceptable limits. The Company is working with the Mississippi Department of Environmental Quality to further define the area of contamination and prepare a plan of remediation. While the Company's environmental consultants are continuing tests to define the extent of the contamination and no remediation plan has been prepared, the current preliminary estimate of cost to complete testing and remediate the Greenville Facility is $1,500,000, although this estimate may change once results of testing are obtained.

     The Company has accrued environmental remediation costs of $4,689,000 at March 30, 1996, consisting primarily of $239,000 for estimated remediation costs for the London and Fergus Facilities, $2,500,000 for the Decatur Facility, $750,000 for the Greenville Facility, and $1,200,000 for various waste disposal sites. Such accrual does not anticipate any recovery for amounts indemnified by other parties. In addition, the costs of testing and remediation required at the Greenville Facility will be shared with the former owners of the facility on a dollar for dollar basis, not to exceed $750,000, under an Escrow Agreement established at the time of the 1994 acquisition of Small Tube Products Company. Based on information currently available, the Company believes that the costs of these matters are not reasonably likely to have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

NOTE  3 - INVENTORIES

 Inventories are as follows:                      March 30,                    December 31,
                                                    1996                           1995
- - ------------------------------------------------------------------------------------------
                                                               (In thousands)
 Finished Products                                 $10,195                        $11,530
 Work-in-process                                    22,941                         20,757
 Raw materials and supplies                         27,141                         22,950
- - ------------------------------------------------------------------------------------------
                                                   $60,277                        $55,237
==========================================================================================



NOTE 4 - INTEREST EXPENSE, NET

Interest expense is net of interest income and capitalized interest of $241,000 and $19,000 for the three-month period ended March 30, 1996 and $170,000 and $370,000 for the three-month period ended April 1, 1995, respectively.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three-Month Period Ended March 30, 1996 Compared to
Three-Month Period Ended April 1, 1995

     For the three months ended March 30, 1996, consolidated net sales were $179.4 million compared with $179.8 million in the three-month period ended April 1, 1995. The lower sales for the three-month period this year versus last year were attributable to a decrease in the price of copper which was partially offset by an increase in fabrication charges. The average COMEX price of copper was $1.18 per pound in the most recent three-month period compared with $1.38 per pound in the same period last year. The primary impact to Wolverine of lower copper prices is lowered net sales and cost of goods sold. The Company uses various strategies to minimize the effect of copper prices on the Company's earnings.

     Total pounds shipped for the three-month period of 1996 increased to 84.9 million pounds compared with 84.8 million pounds a year ago. Shipments of commercial tube decreased 1.2% primarily as a result of softening market conditions in the automotive and consumer appliance industries. Shipments of wholesale products increased 25.4% as the Company increased its offering in the United States as fabrication charges of these products increased. Shipments of rod, bar and strip products decreased 9.4% due to reduced sales of rod and bar products to service centers for electrical applications and strip products used in coinage applications.

     Consolidated gross profit increased to $23.4 million in the first three-month period of 1996 compared to $23.2 million in the first three-month period of 1995. This gross profit improvement was due to increased fabrication charges and decreased manufacturing costs resulting from efficiencies realized from the completion of several capital expendiutre projects completed in 1995.

     Consolidated selling, general and administrative expenses for the three-month period of 1996 were $5.1 million compared to $6.0 million for the three-month period of 1995. This decrease was the result of decreased incentive expenses as operational results did not meet planned levels, and decreased pension expenses resulting from the pension plan's investment performance.

     Consolidated net interest expense for the three-month period of 1996 was $2.3 million compared to $2.4 million for the three-month period in 1995. The decrease was primarily due to decreased borrowings on the revolving credit facility and increased interest income on cash and equivalents which were partially offset by decreased capitalized interest as a result of completed capital projects.

     The effective tax rate for the three-month period ended March 30, 1996 was 35.6% as compared to 37.2% for the three-month period ended April 1, 1995. The lower effective tax rate for the three-month period ended March 30, 1996 is primarily the result of a tax reorganization which reduced the provision recorded for the Candian operations.

     Consolidated net income for the first quarter of 1996 was $10.3 million, or $0.72 per share, on 14.2 million average shares outstanding, compared with a $9.1 million, or $0.65 on 14.0 million shares outstanding for the first quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities is the Company's primary source of liquidity and totaled $5.5 million during the first quarter of 1996 compared to $6.6 million in the first quarter of 1995. The change was primarily due to changes in working capital in the 1996 period compared to the 1995 period. The $12.3 million increase in net accounts receivable from the December 31, 1995 balance sheet is due to increased shipments in the first quarter of 1996 compared to the fourth quarter of 1995 which was partially offset by declining COMEX copper prices.

     The Company has an unsecured credit agreement with a group of banks. The credit agreement, as amended in April 1996, (i) provides an aggregate available revolving credit facility limit of $75.0 million, (ii) has up to a Cdn. $13.5 million sublimit available to Wolverine Tube (Canada) Inc., (iii) matures in full in March 1998, and (iv) bears interest, at the Company's election, at a floating base rate which is either the federal funds effective rate, plus a specified margin of .50% to 1.50%, or LIBOR plus a specified margin of .25% to 1.00%. As of March 30, 1996 (and at the date hereof), there were no outstanding borrowings under the agreement.

     The Company's $99 million, 10.125% Senior Subordinated Notes due September 1, 2002, are redeemable at the option of the Company beginning on September 1, 1997, at rates ranging from 103.80% in 1997 to 100% in 2000. In the event that the Company elects to redeem these notes, it would require the use of other long-term financing.

     Capital expenditures were $0.7 million for the first quarter of 1996 and $5.9 million for the first quarter of 1995. The Company currently expects to spend $7.8 million in 1996 under its existing capital improvement program. The Company believes that it will be able to satisfy its existing working capital needs, interest obligations and capital expenditure requirements with cash flow from operations and funds available from the credit agreement.

ENVIRONMENTAL

     The Company's facilities and operations are subject to extensive environmental laws and regulations. During the quarter ended March 30, 1996, the Company spent approximately $0.4 million on environmental matters which include remediation costs, monitoring costs and legal and other costs. The Company has a reserve of $4.7 million for environmental remediation costs.

This reserve is reflected in the Company's Condensed Consolidated Balance Sheet and does not anticipate any recovery for amounts indemnified by other parties.

     In 1993, the Company discovered the presence of PCBs and other contaminants at certain Canadian properties (the "Properties") that the Company acquired in 1988 from Noranda Metal Industries Limited ("NMI"), and its parent, Noranda Inc. ("Noranda"). On December 16, 1993, the Ministry of Environment, Lands and Parks of the Province of British Columbia (the "B.C. Ministry") issued a Pollution Abatement Order to Wolverine and NMI with respect to one of the Properties (the "New Westminster Property") and a tidal flat in the Fraser River immediately adjacent to an outfall from this property's drainage system.

     In November 1994, Wolverine and NMI submitted remediation plans to the B.C. Ministry. The B.C. Ministry rejected these plans and directed Wolverine and NMI to conduct further tests and to develop plans to remove the majority of the contaminated material from both the New Westminster Property and the Fraser River and to treat or dispose of, at a minimum, certain highly contaminated portions of this material. On July 31, 1995, Wolverine and NMI submitted revised remediation plans to the B.C. Ministry.

     In November 1995, Wolverine sold its interest in the New Westminster Property to Juker Holdings, Ltd. ("Juker") for $1,926,000 (U.S.). Terms of the sales agreement provide that Juker assume responsibility for the remediation of the New Westminster and neighboring properties (excluding the Fraser River) and indemnify Wolverine from any liability with respect to the remediation of the property. Wolverine and Juker have requested that the B.C. Ministry replace Wolverine with Juker as a party to the B.C. Order. No response to this request has been received. The Company believes that Juker has sufficient financial resources to meet whatever liability it faces as a result of the sales agreement and the B.C. Order.

     On December 21, 1995, the B.C. Ministry issued a letter amending the Pollution Abatement Order requiring Wolverine and NMI to submit by February 24, 1996 (subsequently extended to April 26, 1996), a detailed implementation work plan incorporating comments contained in the letter, for remediation of the Property and the Fraser River. As provided under the sales agreement, Juker is responding to the B.C. Ministry comments as they relate to the Property. The Company believes Juker is liable for substantially all of these remediation costs connected with the New Westminster Property. However, if Wolverine is forced to bear a substantial portion of the costs, this could have a material adverse effect on the Company's consolidated financial position, results of operations and liquidity.

     Wolverine also anticipates that significant costs could be incurred in remediating the PCB and other contamination in the vicinity of the Fraser River. Negotiations are ongoing with the B.C. Ministry regarding the level of remediation of the Fraser River that will be required. Wolverine estimates a range of between $1,385,000 and $2,300,000 to remove the contamination, depending upon the level of remediation ultimately selected. Wolverine continues to believe that Noranda should be held entirely responsible for the study and remediation costs related to the Fraser River. If, however, the Company is forced to bear a substantial portion of these costs, and the remediation plan selected by the B.C. Ministry requires significant expenditures, then these costs could have a material adverse effect on the Company's consolidated financial position, results of operations and liquidity.

     Although management believes that Noranda Inc. and NMI together have sufficient financial resources to meet whatever liability they might face as a result of the Ontario Litigation and the B.C. Order, preliminary discovery has suggested that NMI alone would not have sufficient resources to bear these expenses. At present, Noranda Inc. has not been named as a party to the B.C. Order.

     The Company has become aware that a municipal drinking water supply in the vicinity of the Company's Ardmore, Tennessee, facility (the "Ardmore Facility") contains certain substances (volatile organics) that have also been found in soils at the Ardmore Facility. The Tennessee Division of the Superfund (the "Tennessee Division") advised the Company that the Ardmore Facility is considered the likely source of the contaminants. Ardmore plant personnel met with the Tennessee Division on July 13, 1995, to discuss the situation and the regulatory personnel acknowledged that no formal administrative or other action had been taken to list the Ardmore Facility as a Superfund site under federal or state law.

     On December 28, 1995, the Company entered into a Consent Order and Agreement with the Tennessee Division relating to the Ardmore Facility under which the Company agreed to conduct a preliminary investigation regarding whether the volatile organics in or at the municipal drinking water supply are related to the Ardmore Facility and, if necessary, to undertake any appropriate response. The estimated cost of the investigation is not material. Until the preliminary investigation is completed, the Company cannot determine whether any additional action is necessary to the Ardmore Facility. That investigation has disclosed elevated concentrations of certain volatile organic compounds in soils in certain areas of the Ardmore Facility and also has disclosed elevated levels of certain volatile organic compounds in the shallow residuum groundwater zone at the Ardmore Facility. Under the terms of the Consent Order and Agreement, the Company is required to perform a Remediation Investigation and Feasibility Study ("RI/FS") if it is determined that the results of the preliminary investigation disclose contaminants at certain levels. It is premature to estimate the cost of any RI/FS, if necessary, or any remedial action that may be required following any RI/FS.

     A recent report of a 1995 EPA site inspection of the Ardmore Facility recommended further action for the site. The Company believes, however, that because the Tennessee Division is actively supervising an ongoing investigation of the Ardmore Facility, it is unlikely that EPA will intervene and take additional action. If the EPA should decide to intervene, however, that could increase the cost of any required further investigation or remedial action.

     The Company has completed a Phase II environmental investigation at the Greenville, Mississippi, facility (the "Greenville Facility"). The investigation indicates the presence of soil and water contamination above acceptable limits. The Company is working with the Mississippi Department of Environmental Quality to further define the area of contamination and prepare a plan of remediation. While the Company's environmental consultants are continuing testing to define the extent of the contamination and no remediation plan has been prepared, the current preliminary estimated cost to complete testing and remediate the Greenville Facility is $1,500,000, although this estimate may change as the results of testing are obtained.

     The Company has been identified by the EPA as one of a number of Potentially Responsible Parties ("PRPs") at three Superfund sites in Athens, Alabama; Criner, Oklahoma; and Oklahoma City, Oklahoma. The Company believes that its potential liability with respect to these Superfund sites is not material. However, there can be no assurance that the Company will not be named a PRP at additional Superfund sites in the future or that the costs associated with those sites would not be substantial.

     The Company believes that it faces no significant liability for the Athens, Alabama, site because it has removed all of the material that it contributed to the site. The Company believes that it faces no significant liability for the Criner, Oklahoma, site because The Henley Group, Inc. ("Henley") has retained liability for all cleanup costs resulting from the Company's past disposal of used oil at the Criner, Oklahoma site pursuant to an indemnification agreement between the Company and Henley entered into in connection with the acquisition in 1987 of substantially all the assets of the seamless copper tube business of Henley (the "1987 Purchase Agreement"). Henley, which is not affiliated with the Company, has discharged these obligations to date.

     The Company was also notified on December 16, 1992 and February 12, 1993 of its potential liability in connection with the Double Eagle Refinery Superfund site in Oklahoma City, Oklahoma for soil and groundwater contamination, respectively. The Company is one of a number of PRPs named by the EPA in connection with the disposal of used oil at this site. By letter dated March 31, 1993, 23 of the 46 PRPs named with respect to the soil contamination of the site, including the Company, submitted a settlement offer to the EPA, whereby the PRPs offered to pay the EPA $2.2 million, in return for an agreement with the EPA and the State of Oklahoma pursuant to which those PRPs would be released from all past and future liability concerning the site. The Company agreed to contribute $272,188 to the settlement offer. On June 30, 1995, the EPA responded to the PRP's offer with two settlement options. Under the first option, the EPA would accept the PRP's offer but could reopen the settlement if the EPA's cost to remediate the site exceeds $12.0 million. Such excess would be allocated pro rata (based on each Company's contribution to the original settlement). The second option allows each PRP to pay a certain amount, based upon the EPA's worst case cost scenario to remediate the site, and receive complete protection from reopening the agreement. Under this option, Wolverine's contribution to the settlement would be approximately $347,355. In February 1996, the Company notified the EPA, the United States Department of Interior and the Oklahoma Department of Wildlife Conservation that it planned to accept the second settlement option pending final resolution of consent order language and volumetric reallocation. Under this settlement option, the Company would pay $347,355 for remediation response cost and $8,464 for natural resource damages.

                         PART II  OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

        There were no material legal proceeding developments during the three-month period ended March 30, 1996.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders of the Company during the three-month period ended March 30, 1996.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits
            10.1 Third Amendment to the Loan Agreement, dated April 26, 1996
            11   Computation of Earnings per Share
            27   Financial Data Schedule (for SEC use only)

        (b) Reports

            No reports on Form 8-K were filed by the Company during the three-month period ended March 30, 1996.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                                 Wolverine Tube, Inc.
                                                 --------------------
                                                     (registrant)


Dated:  May 10, 1996                      By: /s/ James E. Deason
                                              ---------------------------------
                                              James E. Deason
                                              Executive Vice President
                                              Finance and Administration

                                 EXHIBIT INDEX




       Exhibit                                                 Sequential
       Number                                                  Page Number
       ------                                                  -----------
       10.1    Third Amendment to the Loan Agreement, dated
               April 26, 1996

       11      Computation of Earnings Per Share

       27      Financial Data Schedule (for SEC use only)