Form 10-Q
period 1996-06-29
WOLVERINE TUBE INC
filed 1996-08-08
CIK 821407

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                   FORM 10-Q

(Mark One)

  X    Quarterly report pursuant to Section 13 or 15 (d) of the Securities Act
- -----  of 1934

For the quarterly period ended  June 29, 1996
                                -------------

                                       OR

       Transition report pursuant to Section 13 or 15 (d) of the Securities Act
- -----  of 1934

For the transition period from               to
                               -------------    -------------

Commission file number 1-12164
                       -------


                              WOLVERINE TUBE, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                   63-0970812
             --------                                   ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


      1525 Perimeter Parkway, Suite 210
      Huntsville, Alabama                                  35806
      ----------------------------------------           ----------
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

                             Yes    X      No
                                  -----       -----

Indicate the number of shares outstanding of each class of common stock, as of the latest practicable date:

                 Class                      Outstanding at July 15, 1996
            ---------------                 ----------------------------
Common Stock, par value $0.01 per share          13,814,454 shares

                              WOLVERINE TUBE, INC.

                                     INDEX



                                                                                                     Page No.
                                                                                                     -------
PART  I           Financial Information

     Item 1.      Financial Statements
                  (unaudited)

                  Condensed Consolidated Statements of Income -
                  Three and Six -Month Periods Ended June 29, 1996 and
                  July 1, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2

                  Condensed Consolidated Balance Sheets -
                  June 29, 1996 and December 31, 1995   . . . . . . . . . . . . . . . . . . . . .        3

                  Condensed Consolidated Statements of Cash Flows -
                  Six -Month Periods Ended  June 29, 1996 and
                  July 1, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4

                  Notes to Condensed Consolidated
                  Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5

     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations   . . . . . . . . . . . . . . . .       10


PART  II          Other Information

     Item 1.      Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17

     Item 4.      Submission of Matters to a Vote of Security Holders   . . . . . . . . . . . . .       17

     Item 6.      Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . .       17


                             WOLVERINE TUBE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)

                    (In thousands, except per share data)


                                                   Three-month period ended:       Six-month period ended:
                                                   -------------------------       -----------------------
                                                   June 29,          July 1,       June 29,        July 1,
                                                     1996             1995           1996           1995
                                                   --------         --------       --------       --------
Net sales........................................  $180,279         $164,453       $359,693       $344,209
Cost of goods sold...............................   154,695          141,941        310,695        297,785
                                                   --------         --------       --------       --------

Gross profit.....................................    25,584           22,512         48,998         46,424
Selling, general and administrative expenses.....     6,144            5,786         11,204         12,441
                                                   --------         --------       --------       --------

Income from operations...........................    19,440           16,726         37,794         33,983

Other expenses:
  Interest expense...............................     2,328            2,270          4,631          4,653
  Amortization and other, net....................       500              290            628            613
                                                   --------         --------       --------       --------
Income before income taxes.......................    16,612           14,166         32,535         28,717

Income taxes.....................................     6,178            5,239         11,838         10,658
                                                   --------         --------       --------       --------

Net income.......................................    10,434            8,927         20,697         18,059

Less: Preferred stock dividends..................       (70)             (70)          (140)          (140)
                                                   --------         --------       --------       --------

Net income applicable to common shares...........  $ 10,364         $  8,857       $ 20,557       $ 17,919
                                                   ========         ========       ========       ========

Net income per share.............................  $   0.73         $   0.63       $   1.45       $   1.28
                                                   ========         ========       ========       ========

Weighted average number of common and
  common equivalent shares.......................    14,141           14,095         14,179         14,054
                                                   ========         ========       ========       ========

See notes to condensed consolidated financial statements.

                             WOLVERINE TUBE, INC.

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share data)


                                    ASSETS


                                                                                    June 29,      December 31,
                                                                                      1996            1995
                                                                                   ----------     ------------
                                                                                   (Unaudited)       (Note)
Current assets:
  Cash and equivalents......................................................        $ 14,128        $  5,494
  Accounts receivable, net..................................................          93,109          80,940
  Inventories...............................................................          66,689          55,237
  Prepaid expenses and other................................................           1,705             170
                                                                                    --------        --------

      Total current assets..................................................         175,631         141,841

Property, plant and equipment, net..........................................         144,118         148,876
Deferred charges and intangible assets, net.................................          60,218          61,239
Prepaid pension obligations.................................................           6,517           5,269
                                                                                    --------        --------

      Total assets..........................................................        $386,484        $357,225
                                                                                    ========        ========


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................................        $ 40,482        $ 37,400
  Accrued liabilities.......................................................          11,780          10,435
  Deferred income taxes.....................................................           1,947           1,647
                                                                                    --------        --------

      Total current liabilities.............................................          54,209          49,482

Deferred income taxes.......................................................          24,610          23,132
Long-term debt..............................................................         100,515         100,547
Postretirement benefit obligations..........................................          13,027          12,774
Accrued environmental remediation...........................................           4,658           4,690
                                                                                    --------        --------

      Total liabilities.....................................................         197,019         190,625

Minority interest                                                                         74              74

Redeemable cumulative preferred stock, par value $1 per share;
  20,000 shares issued and outstanding at June 29, 1996 and
  December 31, 1995.........................................................           2,000           2,000

Stockholders' equity:
 Cumulative preferred stock, par value $1 per share;
  500,000 shares authorized.................................................              --              --

 Common stock, par value $.01 per share; 20,000,000 shares
  authorized, 13,814,454 and 13,669,603 shares issued and outstanding at
  June 29, 1996 and December 31, 1995, respectively.........................             138             137

  Additional paid-in capital................................................          95,479          93,189
  Retained earnings.........................................................          98,769          78,212
  Accumulated currency translation adjustment...............................          (6,995)         (7,012)
                                                                                    --------        --------
      Total stockholders' equity............................................         187,391         164,526
                                                                                    --------        --------
      Total liabilities, redeemable cumulative preferred stock
        and stockholders' equity............................................        $386,484        $357,225
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

                             WOLVERINE TUBE, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)

                                (In thousands)


                                                       Six-month period ended:
                                                       -----------------------
                                                       June 29,       July 1,
                                                        1996           1995
                                                       -------        -------
OPERATING ACTIVITIES
Net income........................................    $ 20,697       $ 18,059
Adjustments to reconcile net income to net cash
 provided (used) by operating activities:
  Depreciation and amortization...................       8,099          8,871
  Deferred taxes..................................       1,777         (1,361)
  Changes in operating assets and liabilities:
   Accounts receivable............................     (12,159)       (22,672)
   Inventories....................................     (11,446)         3,221
   Prepaid expenses and other.....................      (1,742)          (546)
   Accounts payable...............................       3,078          7,927
   Accrued liabilities............................       1,824          4,770
                                                      --------       --------
Net cash provided by operating activities.........      10,128         18,269

INVESTING ACTIVITIES
Additions to property, plant and equipment........      (2,327)        (9,998)
Proceeds received from sale of assets.............          --            130
Other.............................................          --           (235)
                                                      --------       --------
Net cash (used) by investment activities..........      (2,327)       (10,103)

FINANCING ACTIVITIES
Repayments under revolving credit facility, net...          --         (8,500)
Issuance of common stock..........................         999            840
Principal payments on long-term debt and
 capitalized lease obligations....................         (30)          (317)
Dividends paid....................................        (140)          (140)
                                                      --------       --------
Net cash provided (used) by financing activities..         829         (8,117)
Effect of exchange rate on cash and equivalents...           4             (6)
                                                      --------       --------
Net increase in cash..............................       8,634             43
Cash and equivalents beginning of period..........       5,494            108
                                                      --------       --------

Cash and equivalents end of period................    $ 14,128       $    151
                                                      ========       ========


See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 29, 1996
(Unaudited)



NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of significant intercompany accounts and transactions. The accompanying condensed financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying condensed financial statements (and all information in this report) have not been examined by independent auditors; but, in the opinion of management all adjustments, which consist of normal recurring accruals necessary for a fair presentation of the results for the periods, have been made. The results of operations for the three-month and six-month periods ended June 29, 1996 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

         The Company uses its internal operational reporting cycle for quarterly financial reporting.

         Certain amounts in the condensed consolidated statement of income for the three-month and six-month periods ended July 1, 1995 have been reclassified to conform to the presentation in the three-month and six-month periods ended June 29, 1996.

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

         On December 21, 1995, the B.C. Ministry issued a letter amending the Pollution Abatement Order requiring Wolverine and NMI to submit by February 24, 1996 (subsequently extended to April 26, 1996), a detailed implementation work plan incorporating comments contained in the letter, for remediation of the Property and the Fraser River. As provided under the sales agreement, Juker has responded to the B.C. Ministry comments as they relate to the Property.
The B.C. Ministry is currently reviewing the plan submitted by Juker which relates to the Property. The Company believes Juker is liable for substantially all of these remediation costs connected with the New Westminster Property. However, if Wolverine is forced to bear a substantial portion of the costs, this could have a material adverse effect on the Company's consolidated financial position, results of operations and liquidity.

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

         Although the Company believes that Noranda and NMI together have sufficient financial resources to meet whatever liability they might face as a result of the Ontario Litigation and the B.C. Order, preliminary discovery has suggested that NMI alone would not have sufficient resources to bear these expenses.

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

          On December 28, 1995, the Company entered into a Consent Order and Agreement with the Tennessee Division relating to the Ardmore Facility under which the Company agreed to conduct a preliminary investigation regarding whether the volatile organics in or at the municipal drinking water supply are related to the Ardmore Facility and, if necessary, to undertake any appropriate response. That investigation has disclosed elevated concentrations of certain volatile organic compounds in soils in certain areas of the Ardmore Facility and also has disclosed elevated levels of certain volatile organic compounds in the shallow residuum groundwater zone at the Ardmore Facility. Under the terms of the Consent Order and Agreement, the Company is required to perform a Remediation Investigation and Feasibility Study ("RI/FS") if it is determined that the results of the preliminary investigation disclose contaminants at certain levels. The Tennessee Division has indicated that a RI/FS will be required regarding this site. The Company is currently working with the Tennessee Division on developing a work plan for the RI/FS. It is premature to estimate the cost of a RI/FS, or any remedial action that may be required following any RI/FS.

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

          The Company has completed a Phase II environmental investigation at the Greenville, Mississippi facility (the "Greenville Facility"). The investigation indicates the presence of soil and water contamination above acceptable limits. The Company is working with the Mississippi Department of Environmental Quality to further define the area of contamination and prepare a plan of remediation. A Phase III environmental study has been completed and found no off site contamination. While the Company's environmental consultants are evaluating potential remedies and no remediation plan has been prepared, the current preliminary estimate of cost to complete testing and remediate the Greenville Facility is $1,500,000, although this estimate may change depending on the remediation plan ultimately adopted. The costs of testing and remediation required at the Greenville Facility will be shared with the former owners of the facility on a dollar for dollar basis, not to exceed $750,000, under an Escrow Agreement established at the time of the 1994 acquisition of Small Tube Products Company.

          The Company has accrued environmental remediation costs of $4,658,000 at June 29, 1996, consisting primarily of $208,000 for estimated remediation costs for the London and Fergus Facilities, $2,500,000 for the Decatur Facility, $750,000 for the Greenville Facility, and $1,200,000 for various waste disposal sites. Based on information currently available, the Company believes that the costs of these matters are not reasonably likely to have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

NOTE 3 - INVENTORIES

Inventories are as follows:


                                                June 29,      December 31,
                                                 1996            1995
- --------------------------------------------------------------------------
                                                    (In thousands)
Finished Products                               $10,208         $11,530

Work-in-process                                  25,668          20,757

Raw materials and supplies                       30,813          22,950
- --------------------------------------------------------------------------
                                                $66,689         $55,237
==========================================================================

NOTE 4 - INTEREST EXPENSE, NET

Interest expense is net of interest income and capitalized interest of $339,000 and $433,000 for the three-month period ended June 29, 1996 and July 1, 1995, respectively, and $599,000 and $973,000 for the six-month period ended June 29, 1996 and July 1, 1995, respectively.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three-Month Period Ended June 29, 1996 Compared to
Three-Month Period Ended July 1, 1995

        For the three months ended June 29, 1996, consolidated net sales were $180.3 million compared with $164.5 million in the three-month period ended July 1, 1995. The increased sales for the three-month period this year versus last year were attributable to increased shipments and fabrication charges which were partially offset by a decrease in the price of copper. The average COMEX price of copper was $1.16 per pound in the most recent three-month period compared with $1.33 per pound in the same period last year. The primary impact to Wolverine of lower copper prices is lowered net sales and cost of goods sold. The Company uses various strategies to minimize the effect of copper prices on the Company's earnings.

        Total pounds shipped for the three-month period of 1996 increased to
87.5 million pounds compared with 76.9 million pounds a year ago. Shipments of commercial tube increased 2.1% primarily as a result of increased shipments of industrial tube used in residential air-conditioning and appliance applications and increased shipments of technical tube used in the production of large commercial air conditioning units. Shipments of wholesale products increased 88.4% as the Company increased its offering in the United States as fabrication charges of these products increased. Shipments of rod, bar and strip products increased 3.6% due to increased shipments of strip products used in coinage applications which were partially offset by reduced sales of rod and bar products to service centers for electrical applications.

        Consolidated gross profit increased to $25.6 million in the three-month period of 1996 compared to $22.5 million in the three-month period of 1995. This gross profit improvement was due to increased shipments and fabrication charges and decreased manufacturing costs resulting from efficiencies realized from the completion of several capital projects completed in 1995.

        Consolidated selling, general and administrative expenses for the three-month period of 1996 were $6.1 million compared to $5.8 million for the three-month period of 1995. This increase was primarily the result of increased professional fees and general management salaries which were offset by decreased incentive expenses as operational results did not exceed planned levels.

        Consolidated net interest expense for the three-month period of 1996 was $2.3 million which is unchanged from the three-month period in 1995. Increased interest income on cash and equivalents have partially offset decreased capitalized interest resulting from the completion of several capital projects.

        The effective tax rate for the three-month period ended June 29, 1996 was 37.2% as compared to 37.0% for the three-month period ended July 1, 1995.

        Consolidated net income for the second quarter of 1996 was $10.4 million, or $0.73 per share, on 14.1 million average shares outstanding, compared with a $8.9 million, or $0.63 on 14.1 million shares outstanding for the second quarter of 1995.


Six-Month Period Ended June 29, 1996 Compared to
Six-Month Period Ended July 1, 1995

        For the six-months ended June 29, 1996, consolidated net sales were $359.7 million compared with $344.2 million in the six-month period ended July 1, 1995. The increased sales for the six-month period this year versus last year were attributable to increased shipments and fabrication charges which were partially offset by a decrease in the price of copper. The average COMEX price of copper was $1.17 per pound in the most recent six-month period compared with $1.35 per pound in the same period last year. The primary impact to Wolverine of lower copper prices is lowered net sales and cost of goods sold. The Company uses various strategies to minimize the effect of copper prices on the Company's earnings.

        Total pounds shipped for the six-month period of 1996 increased to
172.5 million pounds compared with 161.7 million pounds a year ago. Shipments of commercial tube increased only 0.4% as a result of softening marketing conditions in the automotive and consumer appliance industry that the Company experienced in the first quarter of 1996. Shipments of wholesale products increased 54.4% as the Company increased its offering in the United States as fabrication charges of these products increased. Shipments of rod, bar and strip products decreased 6.0% due to reduced sales of rod and bar products to service centers for electrical applications and reduced shipments of strip products used in coinage applications.

        Consolidated gross profit increased to $49.0 million in the first six-month period of 1996 compared to $46.4 million in the first six-month period of 1995. This gross profit improvement was due to increased shipments and fabrication charges and decreased manufacturing costs resulting from efficiencies realized from the completion of several capital projects completed in 1995.

        Consolidated selling, general and administrative expenses for the six-month period of 1996 were $11.2 million compared to $12.4 million for the six-month period of 1995. This decrease was primarily the result of decreased incentive expenses as operational results did not exceed planned levels, and decreased pension expenses resulting from the pension plan's investment performance which was partially offset by increased professional fees and general management salaries.

        Consolidated net interest expense for the six-month period of 1996 was $4.6 million compared to $4.7 million in the six-month period of 1995. Increased interest income on cash and equivalents have partially offset decreased capitalized interest resulting from the completion of several capital projects.

        The effective tax rate for the six-month period ended June 29, 1996 was 36.4% as compared to 37.1% for the three-month period ended July 1, 1995. The lower effective tax rate in the six-month period ended June 29, 1996 is primarily the result of a tax reorganization which reduced the provision recorded for the Canadian operations.

        Consolidated net income for the first six-months of 1996 was $20.7 million, or $1.45 per share, on 14.2 million average shares outstanding, compared with a $18.1 million, or $1.28 on 14.1 million shares outstanding for the first six-months of 1995.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities is the Company's primary source of liquidity and totaled $10.1 million during the first six-months of 1996 compared to $18.3 million in the first six-months of 1995. The change was primarily due to changes in working capital in the 1996 period compared to the 1995 period. The $12.2 million increase in net accounts receivable from the December 31, 1995 balance sheet is due to increased shipments in the first six-months of 1996 compared to the last six-months of 1995 which was partially offset by declining COMEX copper prices.

         The Company has an unsecured credit agreement with a group of banks. The credit agreement, as amended in June 1996, (i) provides an aggregate available revolving credit facility limit of $75.0 million, (ii) has up to a Cdn. $13.5 million sublimit available to Wolverine Tube (Canada) Inc., (iii) matures in full in March 1998, and (iv) bears interest, at the Company's election, at a floating base rate which is either the federal funds effective rate, plus a specified margin of .50% to 1.50%, or LIBOR plus a specified margin of .25% to 1.00%, and (v) allows the formation of a separate wholly owned subsidiary to manage the accounts receivable of the Company. As of June 29, 1996 (and at the date hereof), there were no outstanding borrowings under the agreement.

         The Company's $99 million, 10.125% Senior Subordinated Notes due September 1, 2002, are redeemable at the option of the Company beginning on September 1, 1997, at rates ranging from 103.80% in 1997 to 100% in 2000. In the event that the Company elects to redeem these notes, it would require the use of other long-term financing.

         Capital expenditures were $2.3 million for the first six-months of 1996 and $10.0 million for the first six-months of 1995. The Company currently expects to spend approximately $8.0 million in 1996 under its existing capital improvement program. The Company believes that it will be able to satisfy its existing working capital needs, interest obligations and capital expenditure requirements with cash flow from operations and funds available from the credit agreement.

ENVIRONMENTAL

         The Company's facilities and operations are subject to extensive environmental laws and regulations. During the six-month ended June 29, 1996, the Company spent approximately $1.0 million on environmental matters which include remediation costs, monitoring costs and legal and other costs. The Company has a reserve of $4.7 million for environmental remediation costs which is reflected in the Company's Condensed Consolidated Balance Sheet.

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

         On December 21, 1995, the B.C. Ministry issued a letter amending the Pollution Abatement Order requiring Wolverine and NMI to submit by February 24, 1996 (subsequently extended to April 26, 1996), a detailed implementation work plan incorporating comments contained in the letter, for remediation of the Property and the Fraser River. As provided under the sales agreement, Juker has responded to the B.C. Ministry comments as they relate to the Property.
The B.C. Ministry is currently reviewing the plan submitted by Juker which relates to the Property. The Company believes Juker is liable for substantially all of these remediation costs connected with the New Westminster Property. However, if Wolverine is forced to bear a substantial portion of the costs, this could have a material adverse effect on the Company's consolidated financial position, results of operations and liquidity.

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

          On December 28, 1995, the Company entered into a Consent Order and Agreement with the Tennessee Division relating to the Ardmore Facility under which the Company agreed to conduct a preliminary investigation regarding whether the volatile organics in or at the municipal drinking water supply are related to the Ardmore Facility and, if necessary, to undertake any appropriate response. The estimated cost of the investigation is not material. Until the preliminary investigation is completed, the Company cannot determine whether any additional action is necessary to the Ardmore Facility. That investigation has disclosed elevated concentrations of certain volatile organic compounds in soils in certain areas of the Ardmore Facility and also has disclosed elevated levels of certain volatile organic compounds in the shallow residuum groundwater zone at the Ardmore Facility. Under the terms of the Consent Order and Agreement, the Company is required to perform a Remediation Investigation and Feasibility Study ("RI/FS") if it is determined that the results of the preliminary investigation disclose contaminants at certain levels. The
Tennessee Division has indicated that a RI/FS will be required regarding this site. The Company is currently working with the Tennessee Division on developing a work plan for an RI/FS. It is premature to estimate the cost of a RI/FS, or any remedial action that may be required following any RI/FS.

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

          The Company has completed a Phase II environmental investigation at the Greenville, Mississippi, facility (the "Greenville Facility"). The investigation indicates the presence of soil and water contamination above acceptable limits. The Company is working with the Mississippi Department of Environmental Quality to further define the area of contamination and prepare a plan of remediation. A Phase III environmental study has recently been completed and found no evidence of off-site contamination. While the Company's environmental consultants are evaluating potential remedies and no remediation plan has been prepared, the current preliminary estimated cost to complete testing and remediate the Greenville Facility is $1,500,000, although this estimate may change depending on the remediation plan ultimately adopted. The costs of testing and remediation required at the Greenville Facility will be shared with the former owners of the facility on a dollar for dollar basis, not to exceed $750,000, under an Escrow Agreement established at the time of the 1994 acquisition of Small Tube Products Company.

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

                          PART II    OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

         There were no material legal proceeding developments during the three-month period ended June 29, 1996.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 16, 1996, the Company held its Annual Meeting of Shareholders. The matters voted upon at the meeting and the results of these votes are as follows:

1.       Election of Directors                     Votes For                    Votes Withheld
                                                   ---------                    --------------
                 Jan K. Ver Hagen                  11,021,699                        42,494
                 James E. Deason                   10,987,754                        76,439
                 Thomas P. Evans                   10,984,349                        79,844

2.       Appointment of Ernst & Young LLP, as independent auditors

                 Votes For                         Votes Against                     Votes Abstained
                 ---------                         -------------                     ---------------
                 11,049,446                            7,735                               7,012


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits
                 10.1     Fourth Amendment to the Loan Agreement, dated
                          June 7, 1996
                 11       Computation of Earnings per Share
                 27       Financial Data Schedule (for SEC use only)

         (b)     Reports

                 No reports on Form 8-K were filed by the Company during the three-month period ended June 29, 1996.

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


                                             Wolverine Tube, Inc.
                                             --------------------
                                                 (registrant)


Dated:  August 7, 1996             By:  /s/ James E. Deason
                                        ------------------------------
                                        James E. Deason
                                        Executive Vice President
                                        Finance and Administration

                                 EXHIBIT INDEX


Exhibit                                                                              Sequential
Number                                                                               Page Number
- ------                                                                               -----------
  10.1                    Fourth Amendment to the Loan Agreement, dated
                          June 7, 1996

  11                      Computation of Earnings Per Share

  27                      Financial Data Schedule (for SEC use only)