Form 10-Q
period 1996-09-28
WOLVERINE TUBE INC
filed 1996-11-12
CIK 821407

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                   FORM 10-Q

(Mark One)

    X    Quarterly report pursuant to Section 13 or 15 (d) of the Securities
 ------- Act of 1934

For the quarterly period ended  September 28, 1996
                                ------------------

                                       OR

         Transition report pursuant to Section 13 or 15 (d) of the Securities ------- Act of 1934

For the transition period from               to
                               -------------    --------------

Commission file number 1-12164
                       -------

                            WOLVERINE TUBE, INC.
                            --------------------
           (Exact name of registrant as specified in its charter)



            Delaware                                          63-0970812
            --------                                          ----------
(State or other jurisdiction of                           ( I.R.S. Employer
 incorporation or  organization)                         Identification No.)

    1525 Perimeter Parkway, Suite 210
    Huntsville, Alabama                                          35806
    ---------------------------------                            -----
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
                             Yes  X     No
                                -----     -----

Indicate the number of shares outstanding of each class of common stock, as of the latest practicable date:

                 Class                       Outstanding at October 15, 1996
           -----------------                 -------------------------------
Common Stock, par value $0.01 per share             13,835,297 shares

                            WOLVERINE TUBE, INC.

                                    INDEX



                                                                                                    Page No.
                                                                                                    -------
PART  I        Financial Information

  Item 1.      Financial Statements
               (unaudited)

               Condensed Consolidated Statements of Income -
               Three and Nine-Month Periods Ended September 28, 1996 and
               September 30, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2

               Condensed Consolidated Balance Sheets -
               September 28, 1996 and December 31, 1995  . . . . . . . . . . . . . . . . . . .        3

               Consolidated Statements of Cash Flows -
               Nine-Month Periods Ended  September 28, 1996 and
               September 30, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4

               Notes to Condensed Consolidated
               Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5

  Item 2.      Management's Discussion and Analysis of
               Financial Condition and Results of Operations   . . . . . . . . . . . . . . . .       10


PART  II       Other Information

  Item 1.      Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       18

  Item 4.      Submission of Matters to a Vote of Security Holders   . . . . . . . . . . . . .       18

  Item 5.      Other Information   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       18

  Item 6.      Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . .       18


                            WOLVERINE TUBE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)

                    (In thousands, except per share data)


                                                           Three-month period ended:      Nine-month period ended:
                                                         ----------------------------   ----------------------------
                                                         September 28   September 30,   September 28   September 30,
                                                             1996          1995            1996           1995
                                                             ----          ----            ----           ----
Net sales..........................................        $168,653       $159,914       $528,346        $504,123
Cost of goods sold.................................         145,806        141,708        456,501         439,493
                                                           --------       --------       --------        --------
Gross profit.......................................          22,847         18,206         71,845          64,630
Selling, general and administrative expenses.......           5,046          4,544         16,250          16,985
                                                           --------       --------       --------        --------
Income from operations.............................          17,801         13,662         55,595          47,645

Other expenses:
  Interest expense.................................           2,287          2,003          6,918           6,656
  Nonrecurring charge..............................            ----            862           ----             862
  Amortization and other, net......................             351            202            979             815
                                                           --------       --------       --------        --------
Income before income taxes.........................          15,163         10,595         47,698          39,312

Income taxes.......................................           5,583          3,606         17,421          14,264
                                                           --------       --------       --------        --------
Net income.........................................           9,580          6,989         30,277          25,048

Less: Preferred stock dividends....................             (70)           (70)          (210)           (210)
                                                           --------       --------       --------        --------
Net income applicable to common shares.............        $  9,510       $  6,919       $ 30,067        $ 24,838
                                                           ========       ========       ========        ========

Net income per share...............................        $   0.67       $   0.49       $   2.12        $   1.76
                                                           ========       ========       ========        ========

Weighted average number of common and
  common equivalent shares.........................          14,215         14,189         14,191          14,099
                                                           ========       ========       ========        ========

                            WOLVERINE TUBE, INC.

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share data)

                                    ASSETS
                                                                              September 28,        December 31,
                                                                                  1996                 1995
                                                                              -------------        ------------
Current assets:                                                                (Unaudited)            (Note)
 Cash and equivalents...............................................           $   5,734           $   5,494
 Accounts receivable, net...........................................              88,097              80,940
 Inventories........................................................              67,261              55,237
 Prepaid expenses and other.........................................               1,361                 170
                                                                               ---------           ---------
    Total current assets............................................             162,453             141,841

Property, plant and equipment, net..................................             149,996             148,876
Deferred charges and intangible assets, net.........................              84,372              61,239
Prepaid pension obligations.........................................               8,075               5,269
                                                                               ---------           ---------
    Total assets....................................................           $ 404,896           $ 357,225
                                                                               =========           =========
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable...................................................           $  37,415           $  37,400
 Accrued liabilities................................................              11,347              10,435
 Deferred income taxes..............................................               1,658               1,647
 Revolving credit facility..........................................              10,935                ----
                                                                               ---------           ---------
    Total current liabilities.......................................              61,355              49,482

Deferred income taxes...............................................              26,211              23,132
Long-term debt......................................................             100,490             100,547
Postretirement benefit obligations..................................              13,148              12,774
Accrued environmental remediation...................................               4,154               4,690
                                                                               ---------           ---------
    Total liabilities...............................................             205,358             190,625

Minority interest                                                                     74                  74

Redeemable cumulative preferred stock,  par value $1 per share;
 20,000 shares issued and outstanding at September 28, 1996 and
 December 31, 1995 .................................................               2,000               2,000

Stockholders' equity:
 Cumulative preferred stock, par value $1 per share;
  500,000 shares authorized.........................................                ----                ----

 Common stock, par value $.01 per share; 20,000,000 shares
  authorized, 13,835,297 and 13,669,603 shares issued and outstanding
  at September 28, 1996 and December 31, 1995, respectively..........                138                 137

 Additional paid-in capital.........................................              95,945              93,189
 Retained earnings..................................................             108,279              78,212
 Accumulated currency translation adjustment........................              (6,898)             (7,012)
                                                                               ---------           ---------
    Total stockholders' equity......................................             197,464             164,526
                                                                               ---------           ---------
    Total liabilities, redeemable cumulative preferred stock
    and stockholders' equity.......................................            $ 404,896           $ 357,225
                                                                               =========           =========

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

                     WOLVERINE TUBE, INC.

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (UNAUDITED)

                        (In thousands)

                                                                            Nine-month period ended:
                                                                         -------------------------------
                                                                         September 28,     September 30,
                                                                              1996             1995
                                                                         -------------     -------------
OPERATING ACTIVITIES
Net income.......................................................           $30,277           $25,048
Adjustments to reconcile net income to net cash
 provided (used) by operating activities:
   Depreciation and amortization.................................            12,179            13,329
   Deferred taxes................................................             2,076              (657)
   Changes in operating assets and liabilities:
    Accounts receivable..........................................            (4,093)          (15,061)
    Inventories..................................................           (10,776)              209
    Prepaid expenses and other...................................            (1,379)             (420)
    Accounts payable.............................................              (179)              563
    Accrued liabilities..........................................            (2,199)           (2,651)
                                                                            -------           -------
Net cash provided by operating activities........................            25,906            20,360

INVESTING ACTIVITIES
Additions to property, plant and equipment.......................            (4,602)          (12,555)
Proceeds received from sale of assets............................              ----               130
Purchase of subsidiary...........................................           (34,305)             ----
Other............................................................              ----                98
                                                                            -------           -------
Net cash (used) by investment activities.........................           (38,907)          (12,327)

FINANCING ACTIVITIES
Net borrowing (repayment) under revolving credit facility, net...            10,935            (8,500)
Issuance of common stock.........................................             2,547               974
Principal payments on long-term debt and
  capitalized lease obligations..................................               (57)             (220)
Dividends paid ..................................................              (210)             (210)
                                                                            -------           -------
Net cash provided (used) by financing activities.................            13,215            (7,956)

Effect of exchange rate on cash and equivalents..................                26               138
                                                                            -------           -------
Net increase in cash.............................................               240               215
Cash and equivalents beginning of period.........................             5,494               108
                                                                            -------           -------
Cash and equivalents end of period...............................           $ 5,734           $   323
                                                                            =======           =======

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 28, 1996
(Unaudited)



NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of significant intercompany accounts and transactions. The accompanying condensed financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying condensed financial statements (and all information in this report) have not been examined by independent auditors; but, in the opinion of management all adjustments, which consist of normal recurring accruals necessary for a fair presentation of the results for the periods, have been made. The results of operations for the three-month and nine-month periods ended September 28, 1996 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

     On September 6, 1996 the Company completed the acquisition of the outstanding stock of Tube Forming, Inc., and selected assets from two related entities for $34.3 million. The acquisition was financed with existing cash holdings of $14.3 million and borrowings under the Company's revolving credit facility of $20.0 million.

     The Company uses its internal operational reporting cycle for quarterly financial reporting.


NOTE 2 - CONTINGENCIES

     The Company is subject to extensive U.S. and Canadian federal, state, provincial and local environmental laws and regulations. These laws, which are constantly changing, regulate among other things the discharge of materials into the environment. The Company has received various communications from regulatory authorities concerning certain environmental matters and currently is named as a potentially responsible party ("PRP") at one waste disposal site.

Oklahoma City, Oklahoma

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

     On June 30, 1995, the EPA responded to the PRP's offer with two settlement options and a proposed consent order pursuant to which the settlement would be effectuated. Under the first option, the EPA would accept the PRP's offer but could reopen the settlement if the EPA's cost to remediate the site exceeds $12.0 million. Such excess would be allocated pro rata based on each company's contribution to the original settlement. The second option allows each PRP to pay a certain amount based upon the EPA's worst-case cost scenario to remediate the site and receive complete protection from reopening the agreement. Under this option, Wolverine's contribution to the settlement would be approximately $347,355. In February 1996, the Company notified the EPA, the United States Department of Interior and the Oklahoma Department of Wildlife that it planned to accept the second settlement option pending final resolution of consent order language and volumetric reallocation. Under this settlement option, the Company would pay $347,355 for remediation response costs and $8,464 for natural resource damages. To date the Company has not received a response from any of the above named parties regarding this settlement agreement.

Decatur, Alabama

     The Company has received an order under Section 3008(h) of the Resource Conservation and Recovery Act (RCRA) to perform a facilities investigation of its site in Decatur, Alabama, including a portion of the site where wastes were buried (the "Burial Site"). Contamination of the entire site is probable and should the EPA decide to order remediation, remediation, monitoring, legal and other costs are estimated to be $2,250,000. Under a purchase agreement and a subsequent agreement between the Company and the Henley Group, Inc. ("Henley"), Henley took control of investigating the Burial Site and indemnified the Company from the cost of investigation and any required cleanup of the Burial Site. The agreements stipulate that after February 1997, any additional cost of investigation and required cleanup be shared between the Company and Henley on a dollar for dollar basis. In addition, during February 1997, the Company may release Henley from indemnification of the site in lieu of a $750,000 settlement payment from Henley. The Company is evaluating these options under the agreements. These agreements expire on December 31, 1999, and the potential liability, if any, at that time reverts back to the Company.

New Westminster, British Columbia

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

     On December 21, 1995, the B.C. Ministry issued a letter amending the Pollution Abatement Order requiring Wolverine and NMI to submit by February 24, 1996 (subsequently extended to April 26, 1996), a detailed implementation work plan incorporating comments contained in the letter, for remediation of the Property and the Fraser River. As provided under the sales agreement, Juker responded to the B.C. Ministry comments as they relate to the Property. The B.C. Ministry approved the plan, and Juker has submitted a report to the B.C. Ministry which concludes that the remediation is complete.

     Wolverine also anticipates that significant costs could be incurred in remediating the PCB and other contamination in the vicinity of the Fraser River. The B.C. Ministry has approved the plan submitted by NMI as it relates to the contamination in the vicinity of the Fraser River. NMI has begun the remediation of the Fraser River as outlined in this plan. Wolverine continues to believe that Noranda should be held entirely responsible for the study and remediation costs related to the Fraser River. If, however, the Company is forced to bear a substantial portion of these costs, and the remediation plan selected by the B.C. Ministry requires significant expenditures, then these costs could have a material adverse effect on the Company's consolidated financial position, results of operations and liquidity.

     Although the Company believes that Noranda and NMI together have sufficient financial resources to meet whatever liability they might face as a result of the Ontario Litigation and the B.C. Order, preliminary discovery has suggested that NMI alone would not have sufficient resources to bear these expenses.

Montreal, Quebec

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


Ardmore, Tennessee

     On December 28, 1995, the Company entered into a Consent Order and Agreement with the Tennessee Division of Superfund (the "Tennessee Division") relating to the Company's Ardmore Facility (the "Ardmore Facility") under which the Company agreed to conduct a preliminary investigation regarding whether the volatile organics in and near the municipal drinking water supply are related to the Ardmore Facility and, if necessary, to undertake any appropriate response. That investigation has disclosed contamination, including elevated concentrations of certain volatile and organic compounds, in soils in certain areas of the Ardmore Facility and also has disclosed elevated levels of certain volatile organic compounds in the shallow residuum groundwater zone at the Ardmore Facility. Under the terms of the Consent
Order and Agreement, the Company submitted a Remediation Investigation and Feasibility Study ("RI/FS") work plan to the Tennessee Division for review, comment and approval on September 27, 1996. The RI/FS is expected to commence before December 1, 1996. Based on the available information, and recognizing that the nature and scope of remediation will be affected by the results of the RI/FS, Wolverine preliminary estimates a range of between $670,000 and $1,000,000 to investigate and remediate this site.

     A recent report of a 1995 EPA site inspection of the Ardmore Facility recommended further action for the site. The Company believes, however, that because the Tennessee Division is actively supervising an ongoing investigation of the Ardmore Facility, it is unlikely that EPA will intervene and take additional action. If the EPA should intervene, however, the Company could incur additional costs for any required further investigation or remedial action.

Greenville, Mississippi

     Following the Company's acquisition of its Greenville, Mississippi facility (the "Greenville Facility"), a preliminary investigation disclosed volatile organic contaminants in soil and ground water at the site. Based on further investigation, it appears that the contamination has not spread off site. The Company expects to enter a consent order with the Mississippi Department of Environmental Quality ("MDEQ") for a pilot study program which will help determine the effectiveness of certain technology tentatively identified for remediation and which will also help define the scope of remediation for the site. While the Company's consultants and the MDEQ have not finalized the remediation plan, total investigative and remedial costs could reach $1,378,000, depending on the remediation plan ultimately adopted. Applicable costs of testing and remediation required at the Greenville Facility will be shared with the former owners of the facility on a dollar for dollar basis, not to exceed $750,000, pursuant to the terms of an Escrow Agreement established at the time of the Company's 1994 acquisition of the Greenville Facility.

     The Company has accrued environmental remediation costs of $4,154,000 at September 28, 1996, consisting primarily of $208,000 for estimated remediation costs for the London and Fergus Facilities, $2,231,000 for the Decatur Facility, $689,000 for the Greenville Facility, and $1,026,000 for the Ardmore Facility and the Double Eagle disposal sites. Based on information currently available, the Company believes that the costs of these matters are not reasonably likely to have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

NOTE  3 - INVENTORIES

Inventories are as follows:                       September 28,     December 31,
                                                      1996             1995
--------------------------------------------------------------------------------
                                                                  (In thousands)
Finished Products                                    $10,594         $11,530

Work-in-process                                       24,129          20,757

Raw materials and supplies                            32,538          22,950
--------------------------------------------------------------------------------
                                                     $67,261         $55,237
================================================================================

NOTE 4 - INTEREST EXPENSE, NET

Interest expense is net of interest income and capitalized interest of $285,000 and $562,000 for the three-month period ended September 28, 1996 and September 30, 1995, respectively, and $884,000 and $1,535,000 for the nine-month period ended September 28, 1996 and September 30, 1995, respectively.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three-Month Period Ended September 28, 1996 Compared to
Three-Month Period Ended September 30, 1995

        For the three months ended September 28, 1996, consolidated net sales were $168.7 million compared with $159.9 million in the three-month period ended September 30, 1995. The increased sales for the three-month period this year versus last year were attributable to increased shipments and fabrication charges which were partially offset by a decrease in the price of copper. The average COMEX price of copper was $0.91 per pound in the most recent three-month period compared with $1.36 per pound in the same period last year. The primary impact to Wolverine of lower copper prices is lowered net sales and cost of goods sold. The Company uses various strategies to minimize the effect of fluctuations in copper prices on the Company's earnings.

        Total pounds shipped for the three-month period of 1996 increased to
89.4 million pounds compared with 74.8 million pounds a year ago. Shipments of commercial tube increased 10.2% primarily as a result of increased shipments of industrial tube used in residential air-conditioning and appliance applications and increased shipments of technical tube used in the production of large commercial air conditioning units. In order to capitalize on the prevailing increase in fabrication charges for the wholesale products in the industry, the Company increased its offering of those products in the United States, which resulted in a 60.7% increase in the Company's shipment of those products. Shipments of rod, bar and strip products increased 15.7% primarily due to increased shipments of rod and bar products to aluminum refineries.

        Consolidated gross profit increased to $22.8 million in the three-month period of 1996 compared to $18.2 million in the three-month period of 1995. This gross profit improvement was due to increased shipments and fabrication charges and decreased manufacturing costs resulting from efficiencies realized from the completion of several capital projects completed in 1995.

        Consolidated selling, general and administrative expenses for the three-month period of 1996 were $5.0 million compared to $4.5 million for the three-month period of 1995. This increase was primarily the result of increased professional fees and general management salaries.

        Consolidated net interest expense for the three-month period of 1996 was $2.3 million compared to $2.0 million for the three-month period in 1995. Increased interest income on cash and equivalents have partially offset decreased capitalized interest resulting from the completion of several capital projects and increased interest expense resulting from the borrowings to finance the purchase of Tube Forming Inc. ("TFI") in September 1996.

        During the third quarter of 1995, the Company recorded a nonrecurring charge of $862,000 ($685,000 after tax) relating to the costs of the Secondary Stock Offering that was completed in September 1995.

        During the third quarter of 1995, the Company reached a favorable settlement with the Internal Revenue Service regarding audits of prior year tax returns, which resulted in a one-time reduction of certain reserves established in connection with the audits. Consequently, the effective tax rate for the three-month period ended September 28, 1996 was 36.8% as compared to 34.0% for the three-month period ended September 30, 1995.

        Consolidated net income for the third quarter of 1996 was $9.6 million, or $0.67 per share, on 14.2 million average shares outstanding, compared with a $7.0 million, or $0.49 on 14.2 million shares outstanding for the third quarter of 1995. Included in the results for the third of 1995, is the $685,000 or $.05 per share one-time, after tax charge for costs relating to the Secondary Stock Offering. Adjusting for this one-time, after tax charge, earnings per share for the third quarter of 1995 were $0.54.



Nine-Month Period Ended September 28, 1996 Compared to
Nine-Month Period Ended September 30, 1995

        For the nine-months ended September 28, 1996, consolidated net sales were $528.3 million compared with $504.1 million in the nine-month period ended September 30, 1995. The increased sales for the nine-month period this year versus last year were attributable to increased shipments and fabrication charges which were partially offset by a decrease in the price of copper. The average COMEX price of copper was $1.08 per pound in the most recent nine-month period compared with $1.36 per pound in the same period last year. The primary impact to Wolverine of lower copper prices is lowered net sales and cost of goods sold. The Company uses various strategies to minimize the effect of fluctuations in copper prices on the Company's earnings.

        Total pounds shipped for the nine-month period of 1996 increased to
261.9 million pounds compared with 236.5 million pounds a year ago. Shipments of commercial tube increased 3.4% as a result of modest increases in shipments of both industrial tube used in residential air-conditioning and appliance applications and technical tube used in the production of large commercial air conditioning units. Shipments of wholesale products increased 56.7% as the Company increased its offering of those products in the United States in order to capitalize on prevailing increases in fabrication charges of those products in the industry. Sales of rod and bar products to the metal refining industry increased, but they were offset by reduced shipments of strip products used in coinage applications during the period, resulting in relatively stable shipments of the Company's rod, bar and strip products.

        Consolidated gross profit increased to $71.8 million in the first nine-month period of 1996 compared to $64.6 million in the first nine-month period of 1995. This gross profit improvement was due to increased shipments and fabrication charges and decreased manufacturing costs resulting from efficiencies realized from the completion of several capital projects completed in 1995.

        Consolidated selling, general and administrative expenses for the nine-month period of 1996 were $16.3 million compared to $17.0 million for the nine-month period of 1995. This decrease was primarily the result of decreased incentive expenses as operational results did not exceed planned levels, and decreased pension expenses resulting from the pension plan's investment performance which was partially offset by increased professional fees and general management salaries.

        Consolidated net interest expense for the nine-month period of 1996 was $6.9 million compared to $6.7 million in the nine-month period of 1995. Increased interest income on cash and equivalents have partially offset decreased capitalized interest resulting from the completion of several capital projects and increased interest expense resulting from the borrowings to finance the purchase of TFI in September 1996.

        During the nine-month period ended September 30, 1995, the Company recorded a nonrecurring charge of $862,000 ($685,000 after tax) relating to the costs of the Secondary Stock Offering that was completed in September 1995.

        During the third quarter of 1995, the Company reached a favorable settlement with the Internal Revenue Service regarding audits of prior year tax returns, which resulted in a one-time reduction of certain reserves established in connection with the audits. During the first quarter of 1996, the Company's effective tax rate was reduced as a result of a tax reorganization of the Canadian operations. Consequently, the effective tax rate for the nine-month period ended September 28, 1996 was 36.5% as compared to 36.3% for the nine-month period ended September 30, 1995.

        Consolidated net income for the nine-months ended September 28, 1996 was $30.3 million, or $2.12 per share, on 14.2 million average shares outstanding, compared with a $25.0 million, or $1.76 on 14.1 million shares outstanding for the nine-months ended September 30, 1995. Included in the results for the nine-month period ended September 30, 1995, is the $685,000 or $.05 per share one-time, after tax charge for costs relating to the Secondary Stock Offering. Adjusting for this one-time, after tax charge, earnings per share for the nine-month period ended September 30, 1995 is $1.81.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities is the Company's primary source of liquidity and totaled $25.9 million during the first nine-months of 1996 compared to $20.4 million in the first nine-months of 1995. The change was primarily due to the increase in net income for the

1996 period compared to the 1995 period. The $4.1 million increase in net accounts receivable from the December 31, 1995 balance sheet is due to increased shipments in the first nine-months of 1996 compared to the last nine-months of 1995 which was partially offset by declining COMEX copper prices. The $10.8 million increase in inventories from the December 31, 1995 balance sheet is due to increased shipments at higher sales volumes in the first nine-months of 1996 compared to the last nine-months of 1995.

         The Company has an unsecured credit agreement with a group of banks. The credit agreement, as amended in June 1996, (i) provides an aggregate available revolving credit facility limit of $75.0 million, (ii) has up to a Cdn. $13.5 million sublimit available to Wolverine Tube (Canada) Inc., (iii) matures in full in March 1998, and (iv) bears interest, at the Company's election, at a floating base rate which is either the federal funds effective rate, plus a specified margin of .50% to 1.50%, or LIBOR plus a specified margin of .25% to 1.00%. As of September 28, 1996 there were $10.9 million outstanding borrowings under the agreement.

         The Company's $99 million, 10.125% Senior Subordinated Notes due September 1, 2002, are redeemable at the option of the Company beginning on September 1, 1997, at rates ranging from 103.80% in 1997 to 100% in 2000. In the event that the Company elects to redeem these notes, it would require the use of other long-term financing.

         On September 6, 1996 the Company completed the acquisition of the outstanding stock of Tube Forming, Inc., and selected assets from two related entities for $34.3 million. The acquisition was financed with existing cash holdings of $14.3 million and borrowings under the Company's revolving credit facility of $20.0 million.

         Capital expenditures were $4.6 million for the first nine-months of 1996 and $12.6 million for the first nine-months of 1995. The Company currently expects to spend approximately $8.0 million in 1996 under its existing capital improvement program. The Company believes that it will be able to satisfy its existing working capital needs, interest obligations and capital expenditure requirements with cash flow from operations and funds available from the credit agreement.

ENVIRONMENTAL

         The Company's facilities and operations are subject to extensive environmental laws and regulations. During the nine-month period ended September 28, 1996, the Company spent approximately $1.5 million on environmental matters which include remediation costs, monitoring costs and legal and other costs. The Company has a reserve of $4.2 million for environmental remediation costs which is reflected in the Company's Condensed Consolidated Balance Sheet. The Company has approved $2.5 million for capital expenditures relating to environmental matters during 1996 of which $0.1 has been spent through September 28, 1996.

Oklahoma City, Oklahoma

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

        On June 30, 1995, the EPA responded to the PRP's offer with two settlement options and a proposed consent order pursuant to which the settlement would be effectuated. Under the first option, the EPA would accept the PRP's offer but could reopen the settlement if the EPA's cost to remediate the site exceeds $12.0 million. Such excess would be allocated pro rata based on each company's contribution to the original settlement. The second option allows each PRP to pay a certain amount based upon the EPA's worst-case cost scenario to remediate the site and receive complete protection from reopening the agreement. Under this option, Wolverine's contribution to the settlement would be approximately $347,355. In February 1996, the Company notified the EPA, the United States Department of Interior and the Oklahoma Department of Wildlife that it planned to accept the second settlement option pending final resolution of consent order language and volumetric reallocation. Under this settlement option, the Company would pay $347,355 for remediation response costs and $8,464 for natural resource damages. To date the Company has not received a response from any of the above named parties regarding this settlement agreement.

Decatur, Alabama

        The Company has received an order under Section 3008(h) of the Resource Conservation and Recovery Act (RCRA) to perform a facilities investigation of its site in Decatur, Alabama, including a portion of the site where wastes were buried (the "Burial Site"). Contamination of the entire site is probable and should the EPA decide to order remediation, remediation, monitoring, legal and other costs are estimated to be $2,250,000. Under a purchase agreement and a subsequent agreement between the Company and the Henley Group, Inc. ("Henley"), Henley took control of investigating the Burial Site and indemnified the Company from the cost of investigation and any required cleanup of the Burial Site. The agreements stipulate that after February 1997, any additional cost of investigation and required cleanup be shared between the Company and Henley on a dollar for dollar basis. In addition, during February 1997, the Company may release Henley from indemnification of the site in lieu of a $750,000 settlement payment from Henley. The Company is evaluating these options under the agreements. These agreements expire on December 31, 1999, and the potential liability, if any, at that time reverts back to the Company.

New Westminster, British Columbia

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

        On December 21, 1995, the B.C. Ministry issued a letter amending the Pollution Abatement Order requiring Wolverine and NMI to submit by February 24, 1996 (subsequently extended to April 26, 1996), a detailed implementation work plan incorporating comments contained in the letter, for remediation of the Property and the Fraser River. As provided under the sales agreement, Juker responded to the B.C. Ministry comments as they relate to the Property. The B.C. Ministry approved the plan, and Juker has submitted a report to the B.C. Ministry which concludes that the remediation is complete.

        Wolverine also anticipates that significant costs could be incurred in remediating the PCB and other contamination in the vicinity of the Fraser River. The B.C. Ministry has approved the plan submitted by NMI as it relates to the contamination in the vicinity of the Fraser River. NMI has begun the remediation of the Fraser River as outlined in this plan. Wolverine continues to believe that Noranda should be held entirely responsible for the study and remediation costs related to the Fraser River. If, however, the Company is forced to bear a substantial portion of these costs, and the remediation plan selected by the B.C. Ministry requires significant expenditures, then these costs could have a material adverse effect on the Company's consolidated financial position, results of operations and liquidity.


        Although the Company believes that Noranda and NMI together have sufficient financial resources to meet whatever liability they might face as a result of the Ontario Litigation and the B.C. Order, preliminary discovery has suggested that NMI alone would not have sufficient resources to bear these expenses.

Montreal, Quebec

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


Ardmore, Tennessee

        On December 28, 1995, the Company entered into a Consent Order and Agreement with the Tennessee Division of Superfund (the "Tennessee Division") relating to the Company's Ardmore Facility (the "Ardmore Facility") under which the Company agreed to conduct a preliminary investigation regarding whether the volatile organics in and near the municipal drinking water supply are related to the Ardmore Facility and, if necessary, to undertake any appropriate response. That investigation has disclosed contamination, including elevated concentrations of certain volatile and organic compounds, in soils in certain areas of the Ardmore Facility and also has disclosed elevated levels of certain volatile organic compounds in the shallow residuum groundwater zone at the Ardmore Facility. Under the terms of the Consent Order and Agreement, the Company submitted a Remediation Investigation and Feasibility Study ("RI/FS") work plan to the Tennessee Division for review, comment and approval on September 27, 1996. The RI/FS is expected to commence before December 1, 1996. Based on the available information, and recognizing that the nature and scope of remediation will be affected by the results of the RI/FS, Wolverine preliminary estimates a range of between $670,000 and $1,000,000 to investigate and remediate this site.

        A recent report of a 1995 EPA site inspection of the Ardmore Facility recommended further action for the site. The Company believes, however, that because the Tennessee Division is actively supervising an ongoing investigation of the Ardmore Facility, it is unlikely that EPA will intervene and take additional action. If the EPA should intervene, however, the Company could incur additional costs for any required further investigation or remedial action.

Greenville, Mississippi

        Following the Company's acquisition of its Greenville, Mississippi facility (the "Greenville Facility") , a preliminary investigation disclosed volatile organic contaminants in soil and ground water at the site. Based on further investigation, it appears that the contamination has not spread off site. The Company expects to enter a consent order with the Mississippi Department of Environmental Quality ("MDEQ") for a pilot study program which will help determine the effectiveness of certain technology tentatively identified for remediation and which will also help define the scope of remediation for the site. While the Company's consultants and the MDEQ have not finalized the remediation plan, total investigative and remedial costs could reach $1,378,000, depending on the remediation plan ultimately adopted. Applicable costs of testing and remediation required at the Greenville Facility will be shared with the former owners of the facility on a dollar for dollar basis, not to exceed $750,000, pursuant to the terms of an Escrow Agreement established at the time of the Company's 1994 acquisition of the Greenville Facility.

Other

        The Company has been identified by the EPA as one of a number of Potentially Responsible Parties ("PRPs") at two other Superfund sites, in Athens, Alabama and Criner, Oklahoma. The Company believes that its potential liability with respect to these Superfund sites is not material. However, there can be no assurance that the Company will not be named a PRP at additional Superfund sites in the future or that the costs associated with those sites would not be substantial.

        The Company believes that it faces no significant liability for the Athens, Alabama, site because it has removed all of the material that it contributed to the site. The Company believes that it faces no significant liability for the Criner, Oklahoma, site because Henley, the prior owner of the site, has retained liability for all cleanup costs resulting from past disposal of used oil at the Criner, Oklahoma site pursuant to an indemnification agreement between the Company and Henley entered into in connection with the acquisition in 1987 of substantially all the assets of the seamless copper tube business of Henley (the "1987 Purchase Agreement"). Henley, which is not affiliated with the Company, has discharged these obligations to date.

                        PART II OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

        There were no material legal proceeding developments during the three-month period ended September 28, 1996.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders of the Company during the three-month period ended September 28, 1996.

ITEM 5. OTHER INFORMATION

        Effective September 16, 1996, Thomas B. Roller joined the Company as President and Chief Executive Officer. John M. Quarles, who prior thereto had served in those positions, remains as Chairman of the Company and a member of the Board of Directors.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
         (a)     Exhibits
                 11          Computation of Earnings per Share
                 27          Financial Data Schedule (for SEC use only)

         (b)     Reports

                 No reports on Form 8-K were filed by the Company during the three-month period ended September 28, 1996.


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


                                                   Wolverine Tube, Inc.
                                                   --------------------
                                                       (registrant)


Dated:  November 8, 1996                    By: /s/ James E. Deason
                                                -------------------------------
                                                James E. Deason
                                                Executive Vice President
                                                Finance and Administration

                                 EXHIBIT INDEX


Exhibit                                                                              Sequential
Number                                                                               Page Number
------                                                                               -----------
  11                      Computation of Earnings Per Share

  27                      Financial Data Schedule (for SEC use only)