Form 10-K405
period 1996-12-31
WOLVERINE TUBE INC
filed 1997-03-24
CIK 821407

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-K

  X     Annual report pursuant to Section 13 or 15(d) of the Securities
-----
Exchange Act of 1934 for the fiscal year ended December 31, 1996

                                     OR

        Transition report pursuant to Section 13 or 15(d) of the Securities
-----
Exchange Act of 1934 For the transition period from            to
                                                    -----------  ------------

                       Commission file number 1-12164

                            WOLVERINE TUBE, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

        Delaware                                        63-0970812
-----------------------                    ------------------------------------
(State of incorporation)                   (I.R.S. Employer Identification No.)

1525 Perimeter Parkway, Suite 210
Huntsville, Alabama                                      35806
--------------------------------------------            --------
(Address of principal executive offices)                Zip Code

                                (205)353-1310
            ----------------------------------------------------
            (Registrant's Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class                 Name of exchange on which registered:
Common Stock, $0.01 Par Value                    New York Stock Exchange
-----------------------------                    -----------------------

Securities registered pursuant to Section 12 (g) of the Act.   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X    NO
                                              -----    -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. {X }

The aggregate market value of voting stock held by nonaffiliates of the registrant as of March 14, 1997 was approximately $406,380,073 based upon the closing price reported for such date on the New York Stock Exchange. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by executive officers and directors of the registrant have been excluded because such persons my be deemed to be affiliates. This determination is not necessarily conclusive.

Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date:
            Class                            Outstanding at March 14, 1997
            -----                            -----------------------------
Common Stock, $0.01 Par Value                      13,980,517 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the annual stockholders meeting to be held May 22, 1997 are incorporated by reference into Part III.

                                  FORM 10-K

                                ANNUAL REPORT

                        YEAR ENDED DECEMBER 31, 1996

                              TABLE OF CONTENTS


                                                                                                   Page No.
                                                              PART I
                                                              ------
Item 1.   Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

Item 2.   Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . .  16

                                                              PART II
                                                              -------
Item 5.   Market for Registrant's Common Equity and Related
           Stockholder Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

Item 6.   Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19

Item 7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

Item 8.   Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . . . . .  28

Item 9.   Changes in and Disagreement with Accountants on
           Accounting and Financial Disclosures. . . .. . . . . . . . . . . . . . . . . . . . . . . . .  28

                                                             PART III
                                                             --------
Item 10.  Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . . . . .  29

Item 11.  Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29

Item 12.  Security Ownership of Certain Beneficial
           Owners and Management  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29

Item 13.  Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . . . . .  29

                                                              PART IV
                                                              -------
Item 14.  Exhibits, Financial Statement Schedules and
           Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  30


ITEM 1

                                   BUSINESS


INTRODUCTION

Wolverine Tube, Inc. ("Wolverine" or the "Company") is a leading North American manufacturer and distributor of copper and copper alloy tube, and other tubular products, and believes that it offers the broadest product line of any North American tube manufacturer. The Company also manufactures and distributes copper and copper alloy rod, bar and strip products. The Company believes that in 1996 it was the largest North American producer of copper and copper alloy tube for commercial products.

Copper's unique attributes--thermal conductivity, ease of bending and joining and resistance to erosion and corrosion--make it an attractive material for a broad range of applications in a large number of diverse industries. The Company focuses on custom-engineered, high value-added copper and copper alloy tube, which enhances performance and energy efficiency in many applications. Customers include commercial and residential air conditioning and refrigeration equipment manufacturers, appliance manufacturers, automotive manufacturers, industrial equipment manufacturers, utilities and other power generating companies, refining and chemical processing companies and plumbing wholesalers.

HISTORY AND STRUCTURE

The Company is the successor to a business founded in Detroit in 1916. In 1987, the Company was purchased in a leveraged acquisition of substantially all the assets of the seamless copper tube business of The Henley Group, Inc. and its Canadian affiliates by an investor group that included the then-existing management of the Company. In 1988, the Company's wholly-owned subsidiary, Wolverine Tube (Canada) Inc. ("Wolverine Canada"), acquired substantially all of the assets of Noranda Metal Industries Limited, a Canadian company. In January 1991, Genstar Capital Corporation ("Genstar") acquired a controlling interest in the Company. At that time, Genstar owned 72.8% of the Common Stock with the balance of the Common Stock owned by the management of the Company (the "Management Stockholders") and certain other investors.

In August 1993, the Company and certain stockholders engaged in an initial public offering of 6,555,000 shares of Common Stock. Of those shares, 3,280,000 were sold by Wolverine and 3,275,000 were sold by certain stockholders. Net proceeds to the Company were approximately $46.4 million.

In November 1994, the Company completed its acquisition of Small Tube Products Company, Inc., a Delaware corporation ("STP"), by means of a merger of a wholly-owned subsidiary of the Company with and into STP. The Company acquired all of the outstanding stock of STP in exchange for 400,000 shares of Wolverine Common Stock and $54.6 million in cash. As a result of the merger, STP became a wholly-owned subsidiary of Wolverine and was renamed "STPC Holding, Inc."

In September 1995, the Company completed a secondary public offering of 4,882,700 shares of Wolverine Common Stock (the "Secondary Stock Offering"), in which Genstar and its affiliates sold substantially all of their shares of Wolverine Common Stock. No additional shares of Common Stock were issued by the Company in conjunction with the Secondary Stock Offering.

In September 1996, the Company completed the acquisition of Tube Forming, Inc., a manufacturer of value-added copper fabricated products based in Carrollton, Texas, for $34.6 million cash.

The Company, a Delaware corporation, was organized in 1987. The Company's principal executive offices are located at 1525 Perimeter Parkway, Suite 210, Huntsville, Alabama 35806, and its telephone number is (205) 353-1310.

PRODUCTS

COMMERCIAL  PRODUCTS

The Company includes in the commercial products category several types of technically sophisticated tube and fabricated tubular products that it sells directly to equipment manufacturers and that are generally custom designed and manufactured. Because of the high level of added value, profitability tends to be higher for commercial products than for the Company's other products.

The Company's commercial  products include:

Industrial Tube. Small (as small as .01") and medium diameter copper tube used primarily by residential air conditioning, appliance and refrigeration equipment manufacturers is known as "industrial" tube. Industrial tube is made to customer specifications for equipment manufacturing. The Company's industrial tube products include coils in lengths of up to one mile (to permit economical transport to customers for further processing), smooth straight tube, internally enhanced tube with internal surface ridges to increase heat transfer in air conditioning coils, and very small diameter capillary tube (for control valve applications).

Technical Tube. Technical tube is used to increase heat transfer in large commercial air conditioners, heat exchangers for power generating and chemical processing plants, water heaters, swimming pool and spa heaters and large industrial equipment oil coolers. Small, wedgelike grooves (fins) on the outer surface, and internal and external enhancements of technical tube, increase surface area and refrigerant agitation, thereby increasing heat transfer efficiency. The Company was the first to develop integral finned tube, in which the fins are formed directly from the wall of the tube, and holds many of the patents in that area.

Copper Alloy Tube. Copper alloy tube (principally copper mixed with nickel) is manufactured for certain severe uses and corrosive environments such as condenser tubes and heat exchangers in power generating plants, chemical plants, refineries and ships. The Company's copper alloy tube products include smooth and surface enhanced tube produced from a variety of alloys, U-bends for heat exchangers and the Company's patented Korodense corrugated heat transfer tube. Also included in the alloy tube category are surface enhanced titanium and steel tube produced by the Company from smooth tube supplied by outside sources.

Fabricated Products. Fabricated products encompass a wide variety of copper, copper alloy and aluminum tubing for a myriad of different applications. Tubing can be supplied in various cut lengths, long straight lengths or coils. Specialty fabricated parts, sub-assemblies and components (such as return bends and manifolds) are also produced. Capabilities include cutting, bending, swaging, flaring, end-finishing and brazing, which can be applied to a wide range of products.

WHOLESALE PRODUCTS

Wholesale products include plumbing tube and refrigeration service tube. Plumbing tube and refrigeration service tube are produced in standard sizes and lengths primarily for plumbing, air conditioning and refrigeration service applications. Many major competitors manufacture the most common 3/4" and 1/2" diameter plumbing tube. These products are considered commodity products because price and delivery are the primary competitive factors. Plumbing tube and refrigeration service tube are sold primarily through wholesalers.

ROD, BAR AND STRIP PRODUCTS

Copper and Copper Alloy Rod and Bar. Copper and copper alloy rod and bar products include a broad range of copper and copper alloy solid products, including round, rectangular, hexagonal and specialized shapes. Brass rod and bar are used by industrial equipment and machinery manufacturers for valves, fittings and plumbing goods. Copper bars are used in electrical distribution systems and switchgear.

Copper and Copper Alloy Strip. Copper and copper alloy strip products are used primarily by automotive, hardware and electrical equipment manufacturers, by roofing contractors and by mints for coins. Copper and copper alloy strip products are sold directly to manufacturers and to service centers that keep an inventory of standard sizes.

PHASEOUT OF CFCS

In September 1987, the United States, Canada and many other countries signed The Montreal Protocol on Substances that Deplete the Ozone Layer (the "Montreal Protocol"). As originally drafted, the Montreal Protocol provided for the limitation on production and consumption of chlorofluorocarbons ("CFCs") over various periods of time. On November 15, 1990, the President of the United States signed The Clean Air Act Amendments of 1990 (the "1990 Amendments"). Title VI, Section 604 of the Clean Air Act (the "Act") requires the phase out of

CFCs (other than methyl chloroform) by the year 2000. On November 23, 1992, the fourth meeting of the parties to the Montreal Protocol was convened in Copenhagen. At that meeting the parties agreed, among other things, to accelerate the phase out of CFC production to January 1, 1996. On December 10, 1993, the United States Environmental Protection Agency (the "EPA") promulgated regulations requiring domestic producers to cease production of CFCs by January 1, 1996.

The 1990 Amendments, the Montreal Protocol and the EPA regulations generally contain exceptions for essential uses of CFCs and permit recycling. CFCs are used as refrigerants in major air conditioning and refrigeration applications (other than household air conditioning and refrigeration units which rely exclusively on hydrochlorofluorocarbon-22). Alternatives to CFCs include hydrofluorocarbons ("HFCs") and hydrochlorofluorocarbons ("HCFCs"), and to a lesser extent, ammonia. HFCs and HCFCs are generally less efficient refrigerants than CFCs.

The Company has benefited and expects to continue to benefit from the CFC phaseout as existing large chillers are replaced over the next five to seven years with units utilizing alternative refrigerants. Based upon data from the EPA and the Air Conditioning and Refrigeration Institute ("ARI"), the Company estimates that there are approximately 130,000 large industrial chillers worldwide, including 80,000 large industrial chillers in North America, that are affected by the 1990 Amendments and the Montreal Protocol. Industry sources estimate that as of December 31, 1996, 18,500 of the large industrial chillers in North America have been replaced or retrofitted. These chillers are used to regulate the temperature and humidity in offices, hotels, shopping centers and other large buildings.

The Company expects demand for its high value-added energy efficient tubes to increase as manufacturers produce more energy efficient and lower operating cost units and as existing chillers are replaced in response to the ban on production of CFCs. There can be no assurance that this anticipated demand will materialize, or that the Company will not face increased competition, with an adverse effect on profitability, from other manufacturers in this high value-added segment. In addition, new refrigerants or technologies that are not compatible with copper tube may be developed in response to the requirements of the 1990 Amendments, the Montreal Protocol, and the EPA regulations. The development of any such new refrigerant or technology could have a material adverse effect on the Company's results. Furthermore, there can be no assurance that an effective CFC recycling program will not develop, allowing the continued use of CFCs, that the pace of the replacement and retrofitting of chillers using CFCs will proceed as anticipated, or that significant exceptions will not be made that allow continued production of CFCs.

MARKETS

Major markets for each of the Company's product lines are set forth below:


PRODUCTS                                          MAJOR MARKETS

Commercial Products:
     Industrial Tube............                  Residential and small commercial air conditioning manufacturers, appliance manufacturers, automotive
                                                  manufacturers, industrial equipment manufacturers, refrigeration equipment manufacturers and redraw mills (which further process the tube).

     Technical Tube.............                  Commercial air conditioning manufacturers, power and
                                                  process industry heat exchanger manufacturers, water,
                                                  swimming pool and spa heater manufacturers and oil
                                                  cooler manufacturers.

     Copper Alloy Tube..........                  Utilities and other power generating companies, refining
                                                  and chemical processing companies, heat exchanger
                                                  manufacturers and shipbuilders.

     Fabricated Products........                  Consumer appliance, air conditioning and refrigeration,
                                                  automotive, heavy equipment, marine building and heating
                                                  industries.

Wholesale Products                                Plumbing wholesalers and refrigeration service
                                                  wholesalers.

Rod, Bar and Strip Products                       Electrical equipment and automotive parts manufacturers,
                                                  coin mints, locomotive and other industrial equipment
                                                  manufacturers, metal service centers and rerollers (which
                                                  further process the product).

York International accounted for 11% of the Company's consolidated net sales in 1996 and 1994. No customer accounted for as much as 10% of the Company's consolidated net sales in 1995.

A significant part of the Company's sales are based on short-term purchase orders. For this reason, the Company does not maintain a backlog and believes that backlog is not necessarily a meaningful indicator of future results. A significant and increasing amount of the Company's sales result from "partnership" relationships wherein the Company provides a high degree of specialized service and generally becomes the largest supplier of a customer's copper tube requirements. Under these arrangements, the Company's customers provide forecasts of their requirements, against which purchase orders are periodically released. While these relationships do not involve long-term supply or purchase contracts from either party, they have provided the Company with an increased degree of order flow predictability.

SALES AND MARKETING

The Company generally uses a direct field sales force rather than the agent-based approach used by many of its competitors. The Company believes its direct sales force forms a critical link in the communication between the Company and its customers. This link is particularly important in the high value-added product segments, in which the Company often works with customers in their product enhancement and new product development efforts.

North America. The sales force in North America consists of the Vice President of Sales and field marketing representatives who are responsible for selling and servicing accounts for the entire product line. The sales force is coordinated by regional managers located in Dallas, Texas; London, Ontario; Fergus, Ontario; and Vancouver, British Columbia, and a sales manager located in Decatur, Alabama for fabricated products.

Overseas. The Company's overseas export sales are carried out both directly with major overseas customers and through foreign agents. These sales are coordinated by the Executive Vice President, International and Business Development from the Company's offices in Huntsville, Alabama. The Company has sales, marketing, and business development offices in Lyon, France, and Hong Kong.

For information concerning the amount of sales, income from operations and certain other financial information about foreign and domestic operations see
Note 15 of the Notes to Consolidated Financial Statements.

COMPETITION

While no single company competes with Wolverine in all of the Company's product lines, the Company faces significant competition in each of its product lines. The Company has numerous competitors, some of which are larger and have greater financial resources than the Company. Cerro Copper Products Co., Inc., Halstead Industries Inc., Industrias Nacobre S.A. de C.V., Kobe Copper Products Inc., Mueller Industries Inc., Olin Corporation, Outokumpu American Brass Company and others compete with the Company in one or more product lines. There can be no assurance that the Company will be able to compete successfully or that competition will not have an adverse effect on the Company's operating results. Minimal product differentiation among competitors in the Company's wholesale and rod, bar and strip product lines creates a pricing structure for these products resembling "commodity" pricing (i.e., a price structure where customers differentiate between products almost exclusively on price). In these product areas certain of the Company's competitors, primarily Cerro Copper Products Co., Inc. and Halstead

Industries Inc., have significantly larger market shares than the Company, and tend to be the industry pricing leaders. If the Company's competitors in these product lines were to significantly reduce prices, the Company's operating results could be adversely affected.

The Company currently faces limited competition for certain high value-added commercial products. If other companies, or some of the Company's existing customers, begin or expand operations in these categories, the Company could be adversely affected. Because the Company competes primarily on the basis of the technical advantages of its commercial products, technical improvements by competitors could reduce the Company's competitive advantage in these product lines and thereby adversely affect the Company. The Company could also be adversely affected if new technologies emerge in the refrigeration industry, or other consumer industries, including technologies developed in response to the elimination of CFCs, that would reduce or eliminate the need for copper and copper alloy tube. Certain of the Company's products, such as plumbing tube, compete with products made of alternative substances, such as polybutylene plastic. A substantial increase in the price of copper could decrease the relative attractiveness of copper products in cases where an alternative exists and thereby adversely affect the Company's operating results.

MANUFACTURING

The manufacture of seamless tube and tubular products consists of casting, extruding, drawing, forming and finishing processes. In most cases, the raw material is first cast into a solid cylindrical shape or "billet." The billet is then heated to a high temperature and extruded under high pressure into a tube. The tube is either drawn to smaller sizes or reduced on a forging machine and then drawn to smaller sizes. The outside and/or inside surface can be enhanced to achieve the desired heat transfer qualities. Depending on customer needs, bending, annealing (heating to restore flexibility), coiling or other operations may be required to finish the product.

Virtually all of the tube produced by the Company is seamless as opposed to welded tube. Welded tube is made from a flat strip that is rolled and welded together at the edges. A seamless tube has no welded edge because it is formed by piercing a hole through the center of a cylinder of heated metal and extruding the tube under pressure. The Company believes that many customers prefer the reliability and durability of a seamless tube.

RAW MATERIALS, SUPPLIERS AND PRICING

The Company's principal raw materials are copper, nickel, zinc and tin. In 1996, the Company purchased approximately 346 million pounds of metal, approximately 89% of which was copper. The Company contracts for its copper requirements with a variety of sources, including producers, merchants, brokers, dealers and industrial suppliers. The Company's raw materials are available from a wide variety of sources, and the Company does not believe that the loss of any one source would materially affect its operations.

The key elements of the Company's copper procurement and product pricing strategies are the assurance of a stable supply and the avoidance of exposure to metal price fluctuations. The price of copper purchased by the Company is based upon fluctuating market prices, usually with the COMEX price as a benchmark. The Company generally has an "open pricing" option under which the Company may set the price of all or a portion of the metal subject to a purchase contract at any time up to the last COMEX trading day (usually two days before the end of the month) of the last month in the contract period.

In the majority of cases, the price to the customer contains two components:
(i) a metal charge based upon the market value of the metal content on the date of shipment of the product to the customer; and (ii) a fixed fabrication charge. In other cases, the Company quotes a firm price to the customer which covers both the metal price and the fabrication charge. In either case, the Company minimizes its exposure to metal price fluctuations through various strategies. Generally, at the time the metal price for the customer is established, the Company prices an equivalent amount of metal under its open pricing arrangements with its suppliers. It is the Company's policy not to attempt to profit from fluctuations in copper prices by taking commodity risks or speculative commodity positions.

RESEARCH AND DEVELOPMENT

The Company's research and development efforts are devoted to new product development and manufacturing process improvements. The Company's research and development is primarily conducted at the Decatur facility.

Recently developed heat transfer products, including the Company's line of "Turbo" products, account for over 30% of commercial product gross profit. Turbo products include Turbo-A, the Company's internally enhanced tube, and Turbo-B, the proprietary line of enhanced surface tube for chillers. Demand for enhanced tube products is driven by the need for improved energy efficiency. New product development will continue to be concentrated in the heat transfer area. The Company is involved in several industry, university and government sponsored research projects relating to CFC alternative refrigerants as well as more energy efficient tube for the power and petro-chemical industries. The ARI has chosen the Company's tube as the "standard" to measure the efficiency of alternative refrigerants. See "Phaseout of CFCs."

The Company's research and development expense was $1.6 million, $1.5 million and $1.6 million for the years ended December 31, 1996, 1995 and 1994, respectively. The Company uses its existing manufacturing facilities and personnel to assist in manufacturing process research and development efforts. In addition, the Company engages in new product development efforts with certain of its major customers.

ENVIRONMENTAL MATTERS

The Company's operations are subject to extensive environmental regulations imposed by federal, state, provincial and local authorities in the United
States and Canada with respect to emissions to air, discharges to waterways, and the generation, handling, storage, transportation, treatment and disposal of waste materials. In addition, the Company has incurred and in the future may incur liability under environmental statutes and regulations with respect to the contamination of sites owned or operated by the Company (including contamination caused by prior owners and operators of such sites) and the off-site disposal of hazardous substances. The

Company believes its operations are in substantial compliance with the terms of all applicable environmental laws and regulations as currently interpreted. However, the Company expects that future regulations and changes in the text or interpretation of existing regulations may subject its operations to increasingly stringent standards. While the precise effect of these changes on the Company cannot be estimated, compliance with such requirements may make it necessary, at costs which may be substantial, to retrofit existing facilities with additional pollution-control equipment and to undertake new measures in connection with the storage, transportation, treatment and disposal of by-products and wastes.

The Company has a reserve of $3.7 million for environmental remediation costs. This reserve is reflected in the Company's December 31, 1996 consolidated balance sheet and does not anticipate any recovery for amounts indemnified by other parties. The total cost of environmental assessment and remediation depends on a variety of regulatory, technical and factual issues, some of which cannot be anticipated. While the Company believes that the reserve, under existing laws and regulations, is adequate to cover presently identified environmental remediation liabilities, there can be no assurance that such amount will be adequate to cover the ultimate costs of these liabilities, or the costs of environmental remediation liabilities that may be identified in the future. See "Item 3 - Legal Proceedings" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters".

EMPLOYEES

As of December 31, 1996, the Company had a total of 3,377 employees. None of the United States or the London, Ontario employees is represented by a union. A majority of the hourly employees at the Montreal and Fergus plants are unionized and are covered by collective bargaining agreements that expire in 1999 and 1997, respectively. In December 1996, an attempt to organize the employees at the Shawnee, Oklahoma facility, by the International Brotherhood of Teamsters, Local Union 886, AFL-CIO, was defeated. Under applicable federal law, as a consequence of that defeat, there is a prohibition on any union conducting an election at that facility prior to December 1997. As a whole, the Company believes its relationships with its employees are very good.

PATENTS AND TRADEMARKS

The Company owns a number of United States and other patents and trademarks and has granted licenses under some of such patents and trademarks. While the Company believes that its patents and trademarks have competitive value, it does not consider the business of the Company as a whole to be dependent on its patents, patent rights or trademarks.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

Certain of the statements and subject areas contained herein in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are not based upon historical or current facts deal with or may be impacted by potential future circumstances and developments. Such statements and the discussion of such subject areas involve, and are therefore qualified by, the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from the Company's actual future experience involving any one or more of such subject areas. The Company has attempted to identify, in context, certain of the factors that it currently believes may cause actual future experience and results to differ from current expectations regarding the relevant statement or subject area. The Company's operations and results also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified elsewhere herein, including, but not limited to, cyclicality and seasonality in the industries to which Wolverine sells its products, the impact of competitive products and pricing, extraordinary fluctuations in the pricing and supply of the Company's raw materials, unanticipated developments in the areas of environmental compliance, and other risks and uncertainties identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to each executive officer of the Company:

                                          Years in the
             Name                 Age       Industry           Positions with the Company
             ----                 ---       --------           --------------------------
John M. Quarles                  56           25         Chairman and Director

Thomas B. Roller                 47           10         President and Chief Executive Officer,
                                                         Director

Gregory M. Trickey               48           24         Chief Operations Officer and Director

                                                         Executive Vice President, Chief Financial
James E. Deason                  49            3         Officer, Secretary, Treasurer and Director

Richard P. Westmoreland          60           16         Executive Vice President, International and
                                                         Business Development

Thomas J. Ruble                  44            2         Senior Vice President, Operations

                                                         Senior Vice President and General Manager,
Alan L. Smith                    48            2         Fabricated Products Group

Dale G. Barnhart                 44           13         Senior Vice President, Marketing and Sales

Norman R. Clevinger              49           24         Vice President, Development and Planning

William H. Hartman               56           35         Vice President, Purchasing


Thomas J. Malone                 49          18          Vice President, Corporate Development

Sam Alfano                       41           1          Corporate Controller


Mr. Quarles has been the Chairman of the Company since May 1994 and a Director since January 1991. From October 1990 to September 1996, Mr. Quarles was the Company's President and Chief Executive Officer. Mr. Quarles joined the Company in 1972 and has held numerous positions, including Director of Development and Planning from 1985 to 1987 and President of the Company's former U.S. operating subsidiary from 1987 to 1990.

Mr. Roller has been the Company's President and Chief Executive Officer since September 1996, and a Director since December, 1996. Prior to joining the Company, Mr. Roller was President and Chief Executive Officer of Fruehauf Trailer Corp, Inc. since 1992. From 1991 to 1992, Mr. Roller was the President and Chief Executive Officer of Plywood Panels. Prior to that, Mr. Roller spent 10 years at Carrier Corporation. In October 1996, Fruehauf Trailer Corp. filed a voluntary petition under Chapter 11 of the Federal bankruptcy laws.

Mr. Trickey has been Chief Operations Officer and a Director of the Company since May 1994. He was Executive Vice President, Operations of Wolverine from October 1990 to May 1994. Mr. Trickey has been employed by the Company for 24 years, holding numerous positions in engineering and operations.

Mr. Deason has been the Executive Vice President, Chief Financial Officer, Secretary and Treasurer of the Company since September 1994 and a Director of the Company since October 1995. Prior to joining the Company, Mr. Deason, a Certified Public Accountant, was most recently a partner with Ernst & Young LLP in Birmingham, Alabama.

Mr. Westmoreland has been Executive Vice President, International and Business Development since December 1995. He was Executive Vice President, Marketing and Sales of the Company from October 1990 to December 1995. From 1986 to 1990, Mr. Westmoreland was Vice President, Marketing and Sales for the Company.

Mr. Ruble has been Senior Vice President, Operations of Wolverine since April 1995. Prior to joining Wolverine, Mr. Ruble spent over 20 years with Delphi Chassis Systems of General Motors Corporation, where he was most recently responsible for multiplant operations.

Mr. Smith has been Senior Vice President and General Manager, Fabricated Products Group since January 1996. For more than five years prior to joining Wolverine, Mr. Smith was Vice President, General Manager at Copperweld Corporation, where he was responsible for sales and marketing, manufacturing and distribution of their Bimetallic Products Company.

Mr. Barnhart has been the Senior Vice President, Marketing and Sales since January 1997. For more than five years prior to joining Wolverine Tube, Mr. Barnhart was Vice President, Business Development, of Copeland Corporation.

Mr. Clevinger has been the Vice President, Development and Planning of the Company since March 1990. Mr. Clevinger has spent 25 years with the Company, holding numerous positions in product engineering.

Mr. Hartman has been the Vice President, Purchasing of the Company since 1988. Mr. Hartman has spent 35 years with the Company, holding numerous positions in material control.

Mr. Malone joined the Company as Vice President, Corporate Development in March 1997. Prior to joining the Company, he served in a variety of positions at Carrier Transicold, a division of United Technologies Inc., since 1978, most recently serving as Vice President, Asia Pacific Operations.

Mr. Alfano has been the Corporate Controller since May 1996. For more than five years prior to joining Wolverine, Mr. Alfano, a Certified Public Accountant, was with Citation Corporation where he held the positions of Corporate Controller and Director of Administration of the Texas Foundries Division.

ITEM 2

                                  PROPERTIES

UNITED STATES FACILITIES The Company owns and operates manufacturing facilities in Decatur, Alabama; Ardmore, Tennessee; Booneville and Greenville, Mississippi; Roxboro, North Carolina; Shawnee, Oklahoma; and Carrollton, Texas. The Altoona, Pennsylvania facility is partially owned and partially leased from a local industrial development agency for $3,500 per year in perpetuity. All of these facilities are operating at or near capacity. The Company's corporate offices are comprised of approximately 5,000 square feet of a leased facility in Huntsville, Alabama. The following table describes each of the Company's United States manufacturing facilities:





                                                   Number of
             Property      Plant Size     Year    Employees at
Location    Size(acres)     (sq. ft.)   Opened   Dec. 31, 1996    Description
--------    -----------     ---------   ------   -------------    -----------

Decatur, AL    166          590,442     1948          944         Produces each of the Company's tube
                                                                  product lines.  A significant portion
                                                                  of production is industrial, technical
                                                                  and copper alloy tube.  Produces
                                                                  smooth feedstock tube for the Ardmore
                                                                  and Booneville  facilities.

Ardmore, TN      6           56,724     1974           86         A redraw facility that produces higher
                                                                  margin commercial products such as
                                                                  capillary tube and specially
                                                                  fabricated components.

Booneville,     30          152,200     1989          180         Processes feedstock tube from Decatur
MS                                                                facility into enhanced surface
                                                                  industrial tube.

Greenville,     10           50,000     1982           86         A redraw facility that produces higher
MS                                                                margin commercial products such as
                                                                  capillary tube and specially
                                                                  fabricated parts.

Roxboro, NC     33          137,450     1994          262         Produces technical copper tube,
                                                                  plumbing tube and refrigeration
                                                                  service tube.

Shawnee, OK     51          309,450     1974          447         Produces each of the Company's copper
                                                                  tube product lines.  Capable of
                                                                  producing feedstock tube for the
                                                                  Ardmore and Booneville facilities.

Altoona, PA     32          169,000     1956          300         A redraw facility that produces higher
                                                                  margin commercial products such as
                                                                  capillary tube, specially fabricated
                                                                  parts and smaller diameter tube.

Carrollton, TX   8           65,000     1987          197         A redraw facility that produces higher commercial
                                                                  products such as specially fabricated parts, return
                                                                  bends and manifolds.


CANADIAN FACILITIES The Company's Canadian manufacturing facilities are located in London and Fergus, Ontario, and in Montreal, Quebec. The facilities are operating at or near capacity. The following table describes each of the Company's Canadian manufacturing facilities:




                 Property                             Number of
                   Size       Plant Size   Year      Employees at
Location         (Acres)      (Sq. Ft.)   Opened      Dec. 31, 1996           Description
--------         -------      ---------   ------      -------------           -----------
London, Ontario    45          195,000     1958         338         Produces plumbing tube,
                                                                    refrigeration service tube
                                                                    and industrial tube.  Also
                                                                    houses corporate offices.

Fergus, Ontario    26          150,000     1968         121         Produces copper and copper
                                                                    alloy strip.

Montreal, Quebec   25          424,000     1942         416         Produces plumbing tube and
                                                                    refrigeration service tube,
                                                                    copper alloy tube and copper
                                                                    and copper alloy rod and bar.


ITEM 3

                              LEGAL PROCEEDINGS

The Company's facilities and operations are subject to extensive environmental laws and regulations, and the Company is currently involved in various proceedings relating to environmental matters as described under "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters." The Company is not involved in any legal proceeding that it believes could have a material adverse effect upon its financial condition or operations.

ITEM 4

             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders by the Company during the final quarter of the fiscal year covered by this report.

                                   PART  II

ITEM 5


              MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                             STOCKHOLDER MATTERS

The Company's Common Stock is traded on the New York Stock Exchange under the symbol "WLV." On March 14, 1997, the Company had 396 stockholders of record and the closing price of the Company's Common Stock was $35.50.

The following table sets forth, for the periods indicated, the range of high and low reported sale prices for the Company's Common Stock on the New York Stock Exchange for each quarter of fiscal years 1995 and 1996.

 Fiscal Year Ended December 31, 1995:                High                           Low
              First quarter                        $26 3/4                       $23 1/4
              Second quarter                       $34                           $24 1/2
              Third quarter                        $43 1/2                       $31 5/8
              Fourth quarter                       $38                           $30 7/8
 Fiscal Year Ended December 31, 1996:                High                           Low
              First quarter                        $43 1/8                       $34 1/2
              Second quarter                       $40 5/8                       $31
              Third quarter                        $43 1/4                       $32 3/4
              Fourth quarter                       $43 3/8                       $34 1/2


The Company did not declare or pay cash dividends on its Common Stock during the years ended December 31, 1995 or 1996. The Company does not currently plan to pay cash dividends on the Common Stock. Any future determination to pay cash dividends will depend on the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors. The Company intends to retain earnings to support the growth of the Company's business.

The Indenture governing the Company's 10 1/8% Senior Subordinated Notes Due 2002 (the "Senior Notes") restricts the payment of cash dividends on the Common Stock. Pursuant to the terms of that Indenture, the Company can pay dividends on the Common Stock only if certain financial and other tests are met. See Note 5 of the Notes to Consolidated Financial Statements. Also, under the terms of the Company's Redeemable Cumulative Preferred Stock, the Company must pay all accrued dividends on outstanding Redeemable Cumulative Preferred Stock prior to making any cash dividend payments on the Common Stock. See Note 10 of the Notes to Consolidated Financial Statements. Finally, the Company's credit agreement with a group of banks permits the Company to pay dividends on the Common Stock only if certain financial and other tests are met. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 6

                           SELECTED FINANCIAL DATA

The historical consolidated financial data presented below for the years ended December 31, 1996, 1995, 1994, 1993 and 1992 were derived from the audited consolidated financial statements of the Company, and should be read in conjunction therewith and with the information set forth under "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                                       Year ended December 31,
                                                 -----------------------------------------------------------------------------------
 Statement of Income Data:                          1996           1995              1994              1993             1992
------------------------------------------------------------------------------------------------------------------------------------
                                                                   (In thousands, except per share amounts)
 Net sales                                       $699,863        $664,605          $525,619          $468,987         $483,609
 Costs of goods sold                              606,157         580,749           459,043           406,590          426,035
------------------------------------------------------------------------------------------------------------------------------------
 Gross profit                                      93,706          83,856            66,576            62,397           57,574
 Selling, general and administrative               21,903          23,391            17,877            22,942           24,459
 expenses
 Write-down of fixed assets (a)                         -               -                 -             2,259                -
------------------------------------------------------------------------------------------------------------------------------------
 Income from operations                            71,803          60,465            48,699            37,196           33,115
 Other expenses:
       Interest expense, net                        9,321           9,038             6,728             8,761            9,371
       Amortization and other, net                  1,107           1,604             1,376             1,264            2,220
------------------------------------------------------------------------------------------------------------------------------------
 Income before income taxes,
 extraordinary item and cumulative
 effect of accounting change                       61,375          49,823            40,595            27,171           21,524
 Income tax expense                                21,792          17,587            15,550            11,138            9,355
------------------------------------------------------------------------------------------------------------------------------------
 Income before extraordinary item and
       cumulative effect of accounting change      39,583          32,236            25,045            16,033           12,169
 Extraordinary item, net of income tax                  -               -                 -                 -           (4,197)
 benefit
 Cumulative effect of accounting change,
       net of tax benefit                               -               -                 -            (1,768)               -
------------------------------------------------------------------------------------------------------------------------------------
 Net income                                      $ 39,583        $ 32,236          $ 25,045          $ 14,265         $  7,972
====================================================================================================================================
 Net income applicable to common shares          $ 39,303        $ 31,956          $ 24,765          $ 13,966         $  6,213
====================================================================================================================================
 Earnings per common share:
 Income before extraordinary item and
       cumulative effect of accounting change    $   2.77        $   2.26          $   1.82          $   1.39         $   0.98
 Extraordinary item                                     -               -                 -                 -            (0.39)
 Cumulative effect of accounting change                 -               -                 -             (0.16)               -
------------------------------------------------------------------------------------------------------------------------------------
 Net income                                      $   2.77        $   2.26          $   1.82          $   1.23         $   0.59
====================================================================================================================================
 Weighted average number of common and
       common equivalent shares outstanding        14,196          14,118            13,643            11,331           10,576



                                                                                Year ended December 31,
                                                                ---------------------------------------------------------
 Other Data:                                                      1996        1995         1994        1993        1992
-------------------------------------------------------------------------------------------------------------------------
 Pounds shipped                                                 349,297      313,145     303,813     288,483      281,071
 Depreciation and amortization                                 $ 16,346     $ 15,790    $ 12,891    $ 11,815     $ 13,122
 Capital expenditures                                             8,540       15,805      34,382      22,330        4,049
 Average COMEX price of copper per pound(c)                        1.06         1.35        1.07        0.85         1.03


                                                                                       December 31,
                                                               ----------------------------------------------------------
 Balance Sheet Data:                                              1996        1995         1994        1993        1992
-------------------------------------------------------------------------------------------------------------------------

 Total assets                                                  $397,020     $357,225    $340,552    $276,036     $214,365
 Total long-term debt                                           100,473      100,547     100,715     100,010      100,464
 Redeemable Cumulative Preferred Stock                            2,000        2,000       2,000       2,000        3,500
 Stockholders' equity                                           209,222      164,526     128,719      97,644       39,302


(a) The Company discontinued the majority of its aluminum tube operations in 1993. The Company recorded a one-time, pre-tax $2.3 million charge for fixed asset write-downs and disposal costs in the quarter ended July 3, 1993.

(b) Reflects the payment of preferred stock dividends and accretion of preferred stock redemption requirements.

(c) Source: Metals Week

ITEM 7


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


GENERAL
The following general factors should be considered in analyzing the Company's results of operations:

Components of Cost of Goods Sold
A substantial portion of the Company's cost of goods sold reflects the cost of raw material, principally copper. These costs, which fluctuate with the markets for raw material, are generally passed along to the customers. Accordingly, the Company's net sales and cost of goods sold levels are affected by the rise and fall of copper prices, even in the absence of increases or decreases in business activity. Such increases or decreases cause variations in the Company's gross margin (gross profit as a percentage of net sales), but have little direct impact on the Company's levels of gross profit.

Variability of Wholesale Product Gross Profit
Gross profit attributable to sales of the Company's wholesale products has fluctuated and may continue to fluctuate substantially from period to period. In 1996, 1995 and 1994, gross profit from sales of these products was $7.9 million, $2.2 million, and $6.5 million respectively. Gross profit derived from the sale of wholesale products is mainly affected by changes in selling prices. Selling prices for these products are affected by general economic conditions (especially the rate of housing starts), industry competition and manufacturing capacity, industry production levels and other market factors, all of which are beyond the control of the Company.

Impact of Product Mix
The Company's sales range from higher value-added and higher margin commercial products to commodity type products such as wholesale tube and rod, bar and strip. The Company's overall profitability from period to period is affected by the mix in sales within these categories. The Company has substantial sales in Canada, and its product mix in that market, as compared to the United States market, reflects a much higher percentage of commodity type products such as wholesale tube and rod, bar and strip. The results of Canadian operations reflect both this different product mix and the impact of Canadian market and economic trends, which can be independent of United States trends.

Cyclical and Seasonal Nature of Demand
Because the Company primarily supplies component parts, the Company's operations are affected by changes in its customers' markets. Demand in certain industries to which the Company sells is cyclical. In particular, sales of plumbing tube and refrigeration service tube are affected by changes in residential construction rates. Demand in certain industries to which the Company sells, including the residential air conditioning industry, is also seasonal. Sales to the residential air conditioning market are generally greater in the first and second quarters of the year and lower in the third and fourth quarters because manufacturers typically build inventories in the early part of the year in anticipation of summer air conditioning sales and housing starts. In addition, sales of industrial tube are affected adversely in years with unusually cool summers.

RESULTS OF OPERATIONS
Year Ended December 31, 1996 Compared with Year Ended December 31, 1995 Consolidated net sales for the year ended December 31, 1996 were $699.9 million, an increase of 5.3% from net sales of $664.6 million in 1995. Pounds shipped increased by 11.5% in 1996 to 349.2 million from 313.1 million in 1995. Net sales reflect a decrease in the price of copper, the Company's main raw material. The average COMEX copper price for 1996 was $1.06 compared with $1.35 for 1995. Shipments of commercial tube increased by 5.5% in 1996 over 1995 due to continued demand from large commercial air conditioning equipment manufacturers as the CFC phaseout continued, and increased shipments of industrial tube used in residential air conditioning and appliance applications, partially resulting from the acquisition of Tube Forming, Inc., in September 1996. As fabrication charges in the wholesale tube products market increased, the Company increased its offering of wholesale products in the United States. As a result, shipments of Wolverine's wholesale products increased by 49.7% in 1996. Pounds shipped in the United States were 213.7 million in 1996 for an increase of 10.6% from 1995. Canadian pounds shipped in 1996 were 135.6 million, 13.2% more than 1995.

Consolidated gross profit increased by 11.7% for 1996 to $93.7 million from $83.9 million in 1995. The gross profit improvement was due to increased sales of higher margin commercial products and increased sales of wholesale tube, especially in the United States. Consolidated gross margin increased to 14.0% in 1996 from 12.6% in 1995. Gross profit from United States operations improved by 9.6% to $75.6 million from $69.0 million in 1995 due to the factors outlined above. Gross profit for the Canadian operations increased by 21.5% to $18.1 million from $14.9 million in 1995, principally due to improvements in wholesale product fabrication charges.

Consolidated selling, general and administrative expenses for the year ended December 31, 1996, were $21.9 million compared with $23.4 million in 1995. This decrease is primarily the result of decreased pension expenses resulting from the pension plan's investment performance and reduced incentive expenses which were partially offset by increased professional fees and general management salaries.

As a result of the increased gross profit and reduced selling, general and administrative expenses, consolidated income from operations increased by 18.8% to $71.8 million in 1996 from $60.5 million in 1995. United States income from operations increased 15.8% to $57.3 million in 1996 from $49.5 million in 1995. Canadian income from operations increased by 31.8% to $14.5 million in 1996 from $11.0 million in 1995.

Consolidated net interest expense increased by $0.3 million to $9.3 million for the year ended December 31, 1996, from $9.0 million in 1995. This increase was due to decreased capitalized interest as a result of completed capital projects which was offset by increased interest income on cash and equivalents.

The effective tax rate for the year ended December 31, 1996, was 35.5% compared with 35.3% for the year ended December 31, 1995.

For the year ended December 31, 1996, net income was $39.6 million or $2.77 per share compared with $32.2 million or $2.26 per share for the year ended December 31, 1995. Included in the 1995 results was the one-time after tax charge of $685,000, or $0.05, per share relating to the costs of a secondary stock offering.

RESULTS OF OPERATIONS
Year Ended December 31, 1995 Compared with Year Ended December 31, 1994 Consolidated net sales for the year ended December 31, 1995 were $664.6 million, an increase of 26.4% from net sales of $525.6 million for 1994. This was due to several factors including an increase in the price of copper, the Company's main raw material. The average COMEX copper price for 1995 was $1.35 compared with $1.07 for 1994. Pounds shipped increased by 3.1% in 1995 to
313.1 million from 303.8 million in 1994. Shipments of commercial tube increased by 16.8% to 211.9 million in 1995 over 1994 due to increased demand from large commercial air conditioning equipment manufacturers as the CFC phaseout continued and increased shipments of fabricated products resulting from the acquisition of STP in November 1994. Shipments of Wolverine's wholesale products declined by 24.2% mainly due to the Company's shift from base tube production from wholesale products to the production of higher value-added commercial products in 1995. Pounds shipped in the United States were 193.3 million in 1995 or an increase of 13.3% from 1994. Pounds shipped in Canada in 1995 were 119.8 million, 10.1% less than 1994.

Consolidated gross profit increased by 26.0% in 1995 to $83.9 million from $66.6 million in 1994. The gross profit improvement was due to increased sales of higher margin commercial products, especially in the United States. Additionally, the benefits of reduced manufacturing costs resulting from the completion of several capital expenditure projects contributed to the increased consolidated gross profit in 1995. Consolidated gross margin decreased to 12.6% in 1995 from 12.7% in 1994. Gross profit from the United States improved by 28.5% to $69.0 million from $53.7 million in 1994 due to the factors outlined above. Gross profit for the Canadian operations increased by 15.5% to $14.9 million from $12.9 million in 1994.

Consolidated selling, general and administrative expenses for the year ended December 31, 1995, were $23.4 million compared with $17.9 million in 1994. The increase was principally due to the addition of Small Tube Products as well as increased professional fees due primarily to the Canadian litigation with Noranda Metals Inc. (See Environmental Update - New Westminster)

As a result of the increased gross profit which was partially offset by increased selling, general and administrative expenses, consolidated income from operations increased by 24.2% to $60.5 million in 1995 from $48.7 million in 1994. United States income from operations increased 26.3% to $49.5 million in 1995 from $39.2 million in 1994. Canadian income from operations increased by 15.8% to $11.0 million in 1995 from $9.5 million in 1994.

Consolidated net interest expense increased by $2.3 million to $9.0 million for the year ended December 31, 1995, from $6.7 million in 1994. This increase was due to decreased interest income due to the reduction of investments and decreased capitalized interest as a result of completed capital projects.

The effective tax rate for the year ended December 31, 1995, was 35.3% compared with 38.3% for the year ended December 31, 1994. The lower effective tax rate in 1995 is primarily the result of the utilization of research and development tax credits relating to activities in developing new and improved production processing and products. In addition, the Company reached a settlement with the Internal Revenue Service in the third quarter of 1995 regarding prior years' audits which resulted in a one-time reduction of certain reserves established in connection with these audits.

For the year ended December 31, 1995, net income was $32.2 million, or $2.26 per share, compared with $25.0 million, or $1.82 per share for the year ended December 31, 1994. Included in the 1995 results was the one-time tax charge of $685,000, or $0.05, per share relating to the costs of a secondary stock offering.

LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities is the Company's primary source of liquidity and totaled $39.4 million, $27.2 million and $25.4 million for the years ending December 31, 1996, 1995 and 1994 respectively. The increase from 1995 is principally the result of increased net income and reduced accounts receivable, partially offset by an increase in inventory and accounts payable.

The ratio of current assets to current liabilities was 3.61 in 1996, 2.87 in 1995 and 1.96 in 1994. The current ratio increased in 1996 from 1995 primarily as a result of the higher inventory levels and lower accounts payable. The increase in inventories from the December 31, 1995 balance sheet is the result of increases in production intended to meet anticipated higher sales volumes in 1996 as compared to 1995, as well as the acquisition of Tube Forming, Inc. Current liabilities decreased in 1996 from 1995 as a result of utilizing cash from operations to decrease days outstanding on accounts payable and decreased copper prices.

The Company has an unsecured credit agreement with a group of banks. The credit agreement, as amended in June 1996, (i) provides an aggregate available revolving credit facility limit of $75.0 million, (ii) has up to a Cdn. $13.5 million sublimit available to Wolverine Tube (Canada) Inc., (iii) matures in full in March 1998, and (iv) bears interest, at the Company's election, at a floating base rate which is either the federal funds effective rate, plus a specified margin of .50% to 1.50%, or LIBOR plus a specified margin of .25% to 1.00%. As of December 31, 1996, there were no outstanding borrowings under the agreement.

The Company's $99 million in outstanding principal amount of 10.125% Senior Subordinated Notes due September 1, 2002, are redeemable at the option of the Company beginning on September 1, 1997, at rates ranging from 103.80% in 1997 to 100% in 2000. In the event that the Company elects to redeem these notes, it would require the use of other long term financing.

On September 6, 1996 the Company completed the acquisition of the outstanding stock of Tube Forming, Inc., and selected assets from two related entities for $34.6 million. The acquisition was financed with existing cash holdings of $14.6 million and borrowings under the Company's revolving credit facility of $20.0 million, all of which borrowings were repaid prior to December 31, 1996.

Capital expenditures were $8.5 million in 1996, $15.8 million in 1995 and $34.4 million in 1994. The Company currently expects to spend approximately $23 million in 1997 under its existing capital improvement program. The Company believes that it will be able to satisfy its existing working capital needs, interest obligations, and capital expenditure requirements with cash flow from operations and funds available under its credit facility.

ENVIRONMENTAL MATTERS
The Company's facilities and operations are subject to extensive environmental laws and regulations. During the year ended December 31, 1996, the Company spent approximately $1.8 million on environmental matters which include remediation costs, monitoring costs and legal and other related costs. The Company has a reserve of $3.7 million for environmental remediation costs which is reflected in the Company's Consolidated Balance Sheet (see Note 8). The Company spent approximately $0.6 million in capital expenditures relating to environmental matters during 1996, and has budgeted approximately $3.0 million for such capital expenditures during 1997. A summary of pending environmental matters is set forth below. Based upon information currently available, the Company believes that the costs of the environmental matters described below are not reasonably likely to have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

Oklahoma City, Oklahoma
The Company is one of a number of Potentially Responsible Parties ("PRPs") named by the Environmental Protection Agency (EPA) with respect to the soil and groundwater contamination at the Double Eagle Refinery Superfund site in Oklahoma City, Oklahoma. The costs associated with the cleanup of this site will be entirely borne by the PRP group (the "Group"), as the site owner has filed for bankruptcy protection. In March 1993, twenty-three PRPs named with respect to the soil contamination of the site, including the Company, submitted a settlement offer to the EPA. Settlement negotiations between the Group and the EPA are continuing, but currently contemplate a settlement and consent order among the PRPs, the EPA and the State of Oklahoma, which would provide for each PRP's liability to be limited to a pro rata share of an aggregate amount based upon the EPA's worst-case cost scenario to remediate the site. Under the current proposal, the Company's settlement amount is estimated to be between $355,000 and $410,000.

Decatur, Alabama
The Company is subject to an order under Section 3008(h) of the Resource Conservation and Recovery Act (RCRA) to perform a facilities investigation of its site in Decatur, Alabama, including a portion of the site where wastes were buried (the "Burial Site"). Should the EPA decide to order remediation, the remaining monitoring, legal and other costs are estimated to be $2.1 million. Under an agreement between the Company and an affiliate of The Henley Group, Inc. (collectively,"Henley"), the prior owner of the property, Henley took control of investigation and any required cleanup of the Burial Site. The agreement stipulates that after February 1997, any additional costs of investigation and required cleanup be shared between the Company and Henley on a dollar for dollar basis. In February 1997, the Company exercised its option to release Henley from liability for further remediation, monitoring and related costs with respect to the Burial Site in exchange for a $750,000 settlement payment, all pursuant to the terms of the existing agreements with Henley. Henley has yet to respond to the Company. The agreement expires on December 31, 1999, and the potential liability, if any, at that time reverts back to the Company.

New Westminster, British Columbia
In February 1988, the Company purchased substantially all of the assets of Noranda Metal Industries Limited ("NMI" and, collectively with its parent, Noranda, Inc., "Noranda"), which included property located in Montreal, Quebec (the "Montreal Property"), Fergus, Ontario (the "Fergus Property"), and a leasehold interest in property located on Annacis Island in Delta, British Columbia (the "New Westminister Property," and collectively with the Montreal Property and the Fergus Property, the "Properties"). In 1993, the Company commissioned a series of environmental assessments of the properties, which resulted in the finding of PCBs above permissible limits at the New Westminster property and in an adjacent tidal flat of the Fraser River. Additional findings include traces of PCBs within the Montreal Property, as well as the presence of heavy metal and other contaminants at the New Westminster Property and the Montreal Property.

The Company discontinued operations at the New Westminster facility in April 1991, and the facility was sold in November 1995 to Juker Holdings Ltd. ("Juker"). Terms of the sales agreement provide that Juker assume responsibility for the remediation of the New Westminster and neighboring properties (excluding the Fraser River) and indemnify Wolverine from any liability with respect to the remediation of the Property.

The Company currently has no obligation to remediate the soil contamination at its Montreal Property under existing current Quebec statutes. The traces of PCBs within the Montreal Property have been remediated. The Company has instituted a program to prevent further contamination and is monitoring the existing contamination. The Company intends to continue to operate the Montreal Property and does not currently plan to remediate the heavy metal contamination; thus, no estimate has been made of the costs to remove the heavy metal from the soil and no amount has been accrued in the accompanying consolidated financial statements.

On October 13, 1993, the Company filed a Statement of Claim against Noranda and other parties, contending that Noranda is liable for substantially all of the cleanup costs at New Westminster and Montreal under the environmental indemnity contained in the purchase agreement and that Noranda materially breached the agreement by failing, among other things, to provide full and complete disclosure of the condition of the facilities. The Statement of Claim seeks certain declaratory judgments, specific performance of the agreement, and general specific prospective damages of up to $25,000,000 (Canadian). In March, 1997 the Company and Noranda reached an oral agreement to settle the Statement of Claim. The proposed settlement provides that Noranda will reimburse the Company for a portion of the costs incurred in the remediation study and other related costs associated with the New Westminister Property.
In addition, the oral agreement contemplates that Noranda and the Company would enter into a cost sharing arrangement with respect to future remediation costs at the Montreal Property, up to a maximum amount of $9.9 million. Pursuant to the proposed arrangement, which would expire in September 2002, Noranda would be responsible for a maximum of $6 million and the Company would be responsible for a maximum of $3.9 million of such costs. Any remediation costs in excess of $9.9 million would be the sole responsibility of the Company. While the Company anticipates entering into a definitive agreement with Noranda as summarized above, there can be no assurance that such an agreement will be entered into or that, if an agreement is reached, the terms thereof will be as orally agreed upon.

The Ministry of Environment, Lands and Parks of the Province of British Columbia (the "B.C. Ministry") has issued a Pollution Abatement Order to the Company and NMI regarding the New Westminster facility and a tidal flat in the Fraser River immediately adjacent to an outfall from this property's drainage system. The order requires the Company and NMI to prevent discharge of contaminants from the property, to undertake further investigation of this site and to prepare a remediation plan and implementation schedule for cleanup of the contaminated area, including the Fraser River. Pursuant to the sale agreement with Juker, Juker assumed responsibility for the remediation of the New Westminster Property, other than with respect to the Fraser River. The Company has been informed that Juker has completed the remediation of the New Westminister Property, and that NMI has completed the remediation of the Fraser River and associated uplands, all as outlined in the implementation plan that was approved by the B.C. Ministry. The Company does not anticipate that it will have any further liability under the Pollution Abatement Order.

Ardmore, Tennessee
On December 28, 1995, the Company entered into a Consent Order and Agreement with the Tennessee Division of Superfund ("the Tennessee Division"), relating to the Ardmore Facility, under which the Company agreed to conduct a preliminary investigation regarding whether volatile organics detected in and near the municipal drinking water supply are related to the Ardmore Facility and, if necessary, to undertake any appropriate response. That investigation has disclosed contamination, including elevated concentrations of certain volatile and organic compounds, in soils in certain areas of the Ardmore Facility and also has disclosed elevated levels of certain volatile organic compounds in the shallow residuum groundwater zone at the Ardmore Facility. Under the terms of the Consent Order and Agreement, the Company submitted a Remediation Investigation and Feasibility Study ("RI/FS") work plan, which was accepted by the Tennessee Division, and the Company has initiated the RI/FS. Based on the available information, and recognizing that the nature and scope of remediation will be affected by the results of the RI/FS, the Company preliminarily estimates a range of between $670,000 and $1,000,000 to complete the investigation and remediation of this site, of which approximately $127,000 has been spent.

A recent report of a 1995 EPA site inspection of the Ardmore Facility recommended further action for the site. The Company believes, however, that because the Tennessee Division is actively supervising an ongoing investigation of the Ardmore Facility, it is unlikely that EPA will intervene and take additional action. If the EPA should intervene, however, the Company could incur additional costs for any further investigation or remedial action required.

Greenville, Mississippi
Following the Company's acquisition of its Greenville, Mississippi facility (the "Greenville Facility"), a preliminary investigation disclosed volatile organic contaminants in soil and ground water at the site. Based on further investigation, it appears that the contamination has not spread off site. The Company entered into a Consent Order with the Mississippi Department of Environmental Quality ("MDEQ") for a pilot study program which will help determine the effectiveness of certain technology tentatively identified for remediation and which will also help define the scope of remediation for the site. This pilot study program is expected to continue through June 1, 1997, although the Company expects to enter into a final Consent Order with MDEQ prior to that time. While the Company's consultants and the MDEQ have not finalized the remediation plan, the remaining total investigative and remedial costs could total $1,274,000, depending upon the remediation plan ultimately adopted. Applicable costs of testing and remediation required at the Greenville Facility are being shared with the former owners of the facility on a dollar for dollar basis, not to exceed $750,000, pursuant to the terms of an Escrow Agreement established at the time the facility was acquired. Any remediation costs in excess of $750,000 would be the sole responsibility of Wolverine.

Other
The Company has been identified by the EPA as one of a number of PRPs at Superfund sites in Athens, Alabama and in Criner, Oklahoma. The Company believes that its potential liability with respect to these Superfund sites is not material. However, there can be no assurance that the Company will not be named a PRP at additional Superfund sites in the future or that the costs associated with those sites would not be substantial.

The Company believes that it faces no significant liability for the Athens, Alabama, site because it has removed all of the material that it contributed to the site. The Company believes that it faces no significant liability for the Criner, Oklahoma, site because Henley, the prior owner of the site, has retained liability for all cleanup costs resulting from past disposal of used oil at the Criner, Oklahoma site pursuant to an indemnification agreement between the Company and Henley. Henley, which is not affiliated with the Company, has discharged these obligations to date.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
In October 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1 (the "SOP"), "Environmental Remediation Liabilities," which provides authoritative guidance on the recognition, measurement, display, and disclosure of environmental remediation liabilities. The SOP applies to all non governmental entities that prepare financial statements in accordance with generally accepted accounting principals. The Company will adopt SOP 96-1 in the first quarter of 1997 and, based on current circumstances, does not believe the effect of adoption will have a material effect on the Company's Consolidated financial position, results of operations or liquidity.

ITEM 8

                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                                             Page
                                                                                             ----

Consolidated Statements of Income - For the years ended
         December 31, 1996, 1995 and 1994.                                                    F-1

Consolidated Balance Sheets - December 31, 1996 and 1995.                                     F-2

Consolidated Statements of Stockholders' Equity - For the years ended
         December 31, 1996, 1995 and 1994.                                                    F-3

Consolidated Statements of Cash Flows - For the years ended
         December 31, 1996, 1995 and 1994.                                                    F-4

Notes to Consolidated Financial Statements.                                                   F-5

Report of Ernst & Young LLP, Independent Auditors.                                            F-20



ITEM 9

         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                          AND FINANCIAL DISCLOSURES

No changes in or disagreements with accountants on accounting and financial disclosure matters existed during the most recent two years.

                                  PART  III

ITEM 10

              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item with respect to directors is incorporated by reference from the information under the caption "Election of Directors" contained in the Company's definitive 1997 proxy statement. The required information concerning executive officers of the Company is contained in Part I of this report.



ITEM 11

                            EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information under the caption "Executive Compensation" in the Company's definitive 1997 proxy statement.



ITEM 12

        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the information under the caption "Stock Ownership of Management and Certain Beneficial Owners" in the Company's definitive 1997 proxy statement.



ITEM 13

                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the information contained under the caption "Certain Transactions" in the Company's definitive 1997 proxy statement.

                                   PART IV

ITEM 14

             EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                                 ON FORM 8-K

(a)      Index to exhibits, financial statements and schedules.

     (1) The following consolidated financial statements for the Company and Report of Independent Auditors are included beginning on page F-1 hereof:

         Consolidated Statements of Income - For the years ended December 31,
                1996, 1995 and 1994.

         Consolidated Balance Sheets - December 31, 1996 and 1995.

         Consolidated Statements of Stockholders' Equity - For the years ended
                December 31, 1996, 1995 and 1994.

         Consolidated Statements of Cash Flows - For the years ended December
                31, 1996, 1995 and 1994.

         Notes to Consolidated Financial Statements.

         Report of Ernst & Young LLP, Independent Auditors.

     (2) The following consolidated financial statement schedule of the Company is included on page S-1 hereof:

         SCHEDULE II               Valuation and Qualifying Accounts

         All other schedules are omitted as inapplicable or because the required information is included in the consolidated financial statements or notes thereto.

     (3) Exhibits required by Item 601 of Regulation S-K.

         The following exhibits are included in this Form 10-K

Exhibit No.                        Description

10.1*                              Employment Agreement, dated as of
                                   September 16, 1996, between the
                                   Company and John M. Quarles

10.2*                              Severance Agreement, dated as of
                                   September 16, 1996, between the
                                   Company and Thomas B. Roller


10.3*                              1996 Key Manager Bonus Plan

10.4*                              Long Term Incentive Plan

11                                 Computation of Earnings Per Share

21                                 List of Subsidiaries

23                                 Consent of Ernst & Young LLP, Independent Auditors

27                                 Financial Data Schedule (for SEC use only)

The following exhibit is incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996:

Exhibit No.                                      Description
-----------                                      -----------
10.1                                             Fourth Amendment to Loan Agreement,
                                                 dated June 7, 1996

The following exhibit is incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1996:

Exhibit No.
-----------
10.1                                             Third Amendment to Loan Agreement,
                                                 dated April 26, 1996


The following exhibits are incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Exhibit No.                                      Description
-----------                                      -----------
3.1                                              Restated Certificate of Incorporation of the Company, as amended

3.2                                              Bylaws of the Company

10.1*                                            Amendment No. 1 to Employment Agreement, dated December 7, 1995, between the Company and John M. Quarles

The following exhibit is incorporated by reference to the Company's Registration Statement on Form 8-A, filed on February 22, 1996:

Exhibit No.                                      Description
-----------                                      -----------
1                                                Rights Agreement, dated as of February 13, 1996, between the Company and
                                                 Society National Bank, as Rights Agent

The following exhibit is incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 1995:

Exhibit No.                                      Description
-----------                                      -----------
10.22                                            Second Amendment to Loan
                                                 Agreement, dated as of April
                                                 5, 1995, by and among
                                                 the Company, Wolverine Tube
                                                 (Canada), Inc., and the banks
                                                 named therein


The following exhibits are incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994:

Exhibit No.                                      Description
-----------                                      -----------
10.13*                                           Form of Indemnity Agreement

10.19*                                           Supplemental Executive Retirement Plan

10.21
                                                 First Amendment to Loan Agreement, dated as of November 23, 1994, by and among the Company, Wolverine Tube (Canada), Inc. and the banks named therein

The following exhibits are incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 33-82834).

Exhibit No.                                      Description
-----------                                      -----------
2                                                Agreement and Plan of Merger, dated as of June 29, 1994, among the
                                                 Company STP Acquisition, Inc., Small Tube Products, Inc. and Bessemer
                                                 Capital Partners, L.P., as amended by Amendment No. 1 thereto, dated as of September 26, 1994

10.17                                            Registration Rights Agreement, dated June 29, 1994, between Bessemer
                                                 Capital  Partners, L.P. and the Company

The following exhibit is incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended October 1, 1994:

Exhibit No.                                      Description
-----------                                      -----------
10.18*                                           Employment Agreement between the Company and John M. Quarles

The following exhibit is incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended July 2, 1994:

Exhibit No.                                      Description
-----------                                      -----------
10.15                                            Form of Nonqualified Stock Option Agreement under the Company's 1993
                                                 Equity Incentive Plan

The following exhibits are incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993:

Exhibit No.                                      Description
-----------                                      -----------
10.10                                            First Supplemental Indenture, dated as of August 2, 1993

10.11                                            Registration Rights Agreement, dated as of July 31, 1993, between the
                                                 Company  and Genstar Capital Corporation

10.12                                            Management Consulting and Advisory Agreement, dated as of July 15,
                                                 1993, between the Company and Genstar Investment Corporation

10.14                                            Loan Agreement, dated February 28, 1994, by and among the Company,
                                                 Wolverine Tube (Canada), Inc. and the banks named therein

The following exhibits are incorporated by reference to the Company's Registration Statement on form S-1 (File No. 33-65148).

Exhibit No.                                      Description
-----------                                      -----------
10.1*                                            Severance Pay Plan, dated as of May 10, 1990

10.3*                                            Form of Severance Agreement

10.4                                             The Company's 1991 Stock Option Plan

10.5                                             Form of Nonqualified Stock Option Agreement under the Company's 1991
                                                 Stock Option Plan

10.7                                             The Company's 1993 Equity Incentive Plan

10.8                                             The Company's 1993 Stock Option Plan for Outside Directors

10.9                                             Indenture, dated as of September 1, 1992, between the Company and
                                                 Society National Bank, as Trustee


* Identifies each exhibit that is a "management contract or compensatory plan or arrangement" required to be included as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Huntsville, State of Alabama, on the 21st day of March, 1997.

                WOLVERINE TUBE, INC.


                By   /s/Thomas B. Roller
                     Name:  /s/ Thomas B. Roller
                            ------------------------------------------
                     Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


                SIGNATURE                                  TITLE                             DATE
========================================================================================================
 /s/ John M. Quarles                       Chairman and Director                        March 21, 1997
------------------------------------
 John M. Quarles

 /s/ Thomas B. Roller                      President and Chief Executive                March 21, 1997
------------------------------------       Officer and Director
 Thomas B. Roller

 /s/ Gregory M. Trickey                    Chief Operations Officer and
------------------------------------       Director
 Gregory M. Trickey

 /s/ James E. Deason                       Executive Vice President,                    March 21, 1997
------------------------------------       Chief Financial Officer, Secretary,
 James E. Deason                           Treasurer and Director (Principal
                                           Financial Officer and Principal
                                           Accounting Officer)

 /s/ Donald C. Blasius                     Director                                     March 21, 1997
------------------------------------
 Donald C. Blasius

 /s/ John L. Duncan                        Director                                     March 21, 1997
------------------------------------
 John L. Duncan

                                           Director                                     March 21, 1997
------------------------------------
 Thomas P. Evans

 /s/ Jan K. Ver Hagen                      Director                                     March 21, 1997
------------------------------------
 Jan K. Ver Hagen


WOLVERINE TUBE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share amounts)





                                                                            Year ended December 31,
                                                                   1996               1995              1994
-----------------------------------------------------------------------------------------------------------------

Net sales                                                            $699,863          $664,605         $525,619
Cost of goods sold                                                    606,157           580,749          459,043
-----------------------------------------------------------------------------------------------------------------
Gross profit                                                           93,706            83,856           66,576
Selling, general and administrative expenses                           21,903            23,391           17,877
-----------------------------------------------------------------------------------------------------------------
Income from operations                                                 71,803            60,465           48,699
Other expenses:
    Interest expense, net (Note 5)                                      9,321             9,038            6,728
    Amortization and other, net                                         1,107             1,604            1,376
-----------------------------------------------------------------------------------------------------------------
Income before income taxes                                             61,375            49,823           40,595
Income taxes (Note 9)                                                  21,792            17,587           15,550
-----------------------------------------------------------------------------------------------------------------
Net income                                                             39,583            32,236           25,045
Less preferred stock dividends                                           (280)             (280)            (280)
-----------------------------------------------------------------------------------------------------------------
Net income applicable to common shares                               $ 39,303          $ 31,956         $ 24,765
=================================================================================================================

Net income per common share (Note 1):                                $   2.77          $   2.26         $   1.82
=================================================================================================================
Weighted average number of common and
    common equivalent shares (Note 1)                                  14,196            14,118           13,643
=================================================================================================================


See accompanying notes.

WOLVERINE TUBE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)


                                                                                  December 31,
                                                                             1996           1995
---------------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and equivalents                                                  $    2,967     $    5,494
    Accounts receivable, net                                                  79,128         80,940
    Inventories (Note 2)                                                      73,525         55,237
    Prepaid expenses and other                                                   205            170
---------------------------------------------------------------------------------------------------
Total current assets                                                         155,825        141,841

Property, plant and equipment, net (Note 3)                                  150,221        148,876
Deferred charges and intangible assets, net (Note 4)                          84,946         61,239
Prepaid pensions (Note 6)                                                      6,028          5,269
---------------------------------------------------------------------------------------------------
Total assets                                                              $  397,020     $  357,225
===================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                      $   27,318     $   37,400
    Accrued liabilities                                                       11,231         10,435
    Deferred income taxes (Note 9)                                             4,613          1,647
---------------------------------------------------------------------------------------------------
Total current liabilities                                                     43,162         49,482
Deferred income taxes (Note 9)                                                25,857         23,132
Long-term debt (Note 5)                                                      100,473        100,547
Postretirement benefit obligation (Note 7)                                    12,505         12,774
Accrued environmental remediation (Note 8)                                     3,732          4,690
---------------------------------------------------------------------------------------------------
Total liabilities                                                            185,729        190,625

Commitments and contingencies (Notes 8 and 13)

Minority interest                                                                 69             74

Redeemable cumulative preferred stock, par value $1 per
    share; 20,000 shares issued and outstanding
    at December 31, 1996 and 1995 (Note 10)                                    2,000          2,000

Stockholders' equity:
    Cumulative preferred stock, par value $1 per share;
        500,000 shares authorized (Note 10)                                     --             --
    Common stock, par value $.01 per share; 20,000,000 shares
        authorized, 13,980,517 and 13,669,603 shares issued and
        outstanding at December 31, 1996 and 1995, respectively
       (Notes 11 and 12)                                                         140            137
    Additional paid-in capital                                                98,870         93,189
    Retained earnings                                                        117,515         78,212
    Accumulated currency translation adjustments                              (7,303)        (7,012)
---------------------------------------------------------------------------------------------------
Total stockholders' equity                                                   209,222        164,526
---------------------------------------------------------------------------------------------------
Total liabilities, redeemable cumulative preferred stock and
    stockholders' equity                                                  $  397,020     $  357,225
===================================================================================================


See accompanying notes.

WOLVERINE TUBE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except number of shares)



                                                                                                      Accumulated    Total
                                         Redeemable Cumulative                    Additional            Currency     Stock-
                                           Preferred Stock        Common Stock     Paid-In   Retained   Translation  holders'
                                          Shares   Amount      Shares    Amount   Capital    Earnings   Adjustments  Equity
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993               20,000   $2,000   13,017,100   $130   $81,621   $  21,491    $(5,598)   $  97,644

Common stock issued                          --       --        459,721      5     9,217        --         --          9,222
Net income                                   --       --           --      --       --        25,045       --         25,045
Preferred stock dividends                    --       --           --      --       --          (280)      --           (280)
Translation adjustments                      --       --           --      --       --          --       (2,912)      (2,912)
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994               20,000    2,000   13,476,821    135    90,838      46,256     (8,510)     128,719

Common stock issued                          --       --        192,782      2     1,024        --         --          1,026
Net income                                   --       --           --      --       --        32,236       --         32,236
Tax benefit from stock options exercised     --       --           --      --      1,327        --         --          1,327
Preferred stock dividends                    --       --           --      --       --          (280)      --           (280)
Translation adjustments                      --       --           --      --       --          --        1,498        1,498
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995               20,000    2,000   13,669,603    137    93,189      78,212     (7,012)     164,526

Common stock issued                          --       --        310,914      3     2,702        --         --          2,705
Net income                                   --       --           --      --       --        39,583       --         39,583
Tax benefit from stock options exercised     --       --           --      --      2,979        --         --          2,979
Preferred stock dividends                    --       --           --      --       --          (280)      --           (280)
Translation adjustments                      --       --           --      --       --          --         (291)        (291)
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996               20,000   $2,000   13,980,517   $140   $98,870   $ 117,515    $(7,303)   $ 209,222
==============================================================================================================================


See accompanying notes.

WOLVERINE TUBE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                          Year ended December 31,
                                                                                     1996           1995         1994
------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                     $   39,583      $   32,236    $   25,045
Adjustments to reconcile net income to
    net cash provided by operating activities:
        Depreciation                                                               14,127          13,481        11,412
        Amortization                                                                2,219           2,309         1,479
        Deferred income taxes                                                       4,708           1,708         1,581
        Changes in operating assets and liabilities, net of effect from purchase of subsidiaries:
            Accounts receivable                                                     4,752         (10,835)      (17,275)
            Inventories                                                           (17,171)            433        (4,942)
            Prepaid expenses and other                                               (224)             43          (203)
            Accounts payable                                                      (10,339)        (10,397)       14,805
            Accrued liabilities, including pension,
                postretirement benefit and environmental                            1,775          (1,783)       (6,505)
------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                          39,430          27,195        25,397

INVESTING ACTIVITIES
Additions to property, plant and equipment                                         (8,540)        (15,805)      (34,382)
Purchase of available-for-sale securities                                            --              --         (23,976)
Sale of available-for-sale securities                                                --              --          23,833
Proceeds received from sale of assets held for sale                                  --             1,926          --
Purchase of subsidiaries                                                          (34,614)           --         (54,646)
Other                                                                              (1,233)             28          (707)
------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                             (44,387)        (13,851)      (89,878)

FINANCING ACTIVITIES
Financing fees                                                                         (8)            (11)         (213)
Net borrowing (repayment) from revolving credit facility                             --            (8,500)        8,500
Issuance of common stock                                                            2,705           1,026           227
Proceeds from long-term debt                                                         --              --           1,510
Principal payments on long-term debt                                                  (68)           (228)         (183)
Dividends paid on preferred stock                                                    (280)           (280)         (280)
------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                                    2,349          (7,993)        9,561
Effect of exchange rate on cash and equivalents                                        81              35          (198)
------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and equivalents                                    (2,527)          5,386       (55,118)
Cash and equivalents at beginning of year                                           5,494             108        55,226
------------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of year                                            $    2,967      $    5,494    $      108
========================================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
Interest paid                                                                  $   10,594      $   10,557    $   10,103
Income taxes paid                                                                  15,758          13,001        11,531

NONCASH FINANCING ACTIVITIES:
Tax benefit from stock options exercised                                       $    2,979      $    1,327          --

See accompanying notes.

WOLVERINE TUBE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

The accompanying consolidated financial statements include the accounts of Wolverine Tube, Inc. (the "Company") and its wholly-owned subsidiaries. The minority interest represents a 26% ownership of Small Tube Europe B.V., a subsidiary of STPC Holding, Inc., which is a wholly owned subsidiary of the Company. All significant intercompany transactions and balances have been eliminated.

The Company is engaged in the manufacturing and distribution of seamless copper and copper alloy tubular products as well as rod, bar and strip products. The Company's focus is developing and manufacturing high value added products used in engineered applications which require tubular products that have superior heat transfer capability. The Company's major customers are primarily located in North America and include the residential and commercial building industries, plumbing wholesalers, air conditioning and refrigeration manufacturers, utilities and automobile manufacturers, refining and chemical processing companies, and industrial manufacturers. Sales are made under normal terms and generally do not require collateral.

On September 6, 1996 the Company completed the acquisition of the outstanding stock of Tube Forming, Inc., and selected assets ( the "TFI Acquisition") from two related entities for $34.6 million cash. The acquisition was financed with existing cash holdings of $14.6 million and borrowing under the Company's revolving credit facility of $20 million.

The following summarizes the unaudited consolidated pro forma results of operations, assuming the TFI Acquisition had occurred at the beginning of each of the following periods. This pro forma summary does not necessarily reflect what the results of operations would have been had the acquisition actually occurred on January 1, 1995.


                                                                            1996             1995
-----------------------------------------------------------------------------------------------------
                                                               (In thousands, except per share amounts)
Net sales                                                                 $  725,803     $  689,135
Net income applicable to common shares                                        42,304         34,436
Net income per common share                                                     2.98           2.44
=====================================================================================================


Cash and Equivalents

The Company considers all highly liquid financial instruments with a maturity of three months or less at the time of purchase to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market. The Company's cost is generally based on the last-in, first-out (LIFO) method.

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Depreciation is provided on the straight-line method over the following periods:

Furniture and fixtures              2-9 years
Tooling                            3-10 years
Buildings and improvements         3-39 years
Machinery and equipment            5-20 years

Impairment of Long-Lived Assets

Impairment losses are recorded on long-lived assets used in operations where indicators of impairment are present and the undiscounted cash flows estimated to be generated by these assets are less than their carrying amount.

Income Taxes

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Property, plant and equipment, inventories, prepaid pension, postretirement obligations and certain other accrued liabilities are the primary sources of these temporary differences.

Deferred Charges and Intangible Assets

Debt issuance costs are deferred and amortized over the term of the debt to which they relate using the interest method. Intangible assets consist of patents and goodwill. Patents are amortized on the straight-line method over their estimated lives. Excess cost over the fair value of net assets acquired (or goodwill) generally is amortized on a straight-line basis over 40 years. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. Negative operating results, negative cash flows from operations, among other factors, could be indicative of the impairment of goodwill. If this review indicates that goodwill will not be recoverable, the Company's carrying value of the goodwill would be reduced.


Earnings Per Common Share

Net income per common share is based upon the weighted average number of common shares outstanding and the dilutive common equivalent shares, related to stock options outstanding during the period, less treasury shares assumed to have been purchased with the option proceeds.

Fair Values of Financial Instruments

The following methods are used by the Company in estimating fair value disclosures for financial instruments:

          Cash and equivalents: The carrying amount reported in the consolidated balance sheets for cash and equivalents approximates its fair value.

          Financing arrangement, long-term debt and redeemable cumulative preferred stock: The carrying amount of the Company's borrowings under its financing arrangement approximates its fair value. The fair value of the Company's long-term debt is based upon quoted market price. The fair value of the Company's redeemable cumulative preferred stock is based upon its dividend rate and call provisions.

Environmental Expenditures

Environmental expenditures that pertain to current operations and relate to future revenues are expensed or capitalized consistent with the Company's capitalization policy. Expenditures that result from the remediation of an existing condition caused by past operations, that do not contribute to future revenues, are expensed. Liabilities are recognized for remedial activities when the cleanup is probable and the cost can be reasonably estimated.

Financial Instruments and Hedging Accounting

In connection with the purchase of certain raw materials, principally copper, on behalf of certain customers for future manufacturing requirements, the Company has entered into commodity forward contracts as deemed appropriate for certain customers to reduce the risk of future price increases. These forward contracts are accounted for as hedges and, accordingly, gains and losses are deferred and recognized in cost of sales as part of the product cost. At December 31, 1996, the Company had entered into contracts hedging certain future commodity purchases through 1998 of approximately $48.1 million. The Company is exposed to loss on the forward contracts in the event of non performance by the customers whose orders are covered by such contracts. However, the Company does not anticipate non-performance by such customers.

Stock Options

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation costs for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. Accordingly, the Company recognizes no compensation expense for stock option grants.

Translation to U.S. Dollars

Assets and liabilities of Wolverine Tube, Inc., denominated in foreign currency, are translated to U.S. dollars at rates of exchange at the balance sheet date. Income statement items translated at average exchange rates during the period. Translation adjustments arising from changes in exchange rates are included in the accumulated currency translation adjustment component of stockholders' equity. Realized exchange gains and losses are included in income.

Research and Development Costs

Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The amounts charged to expense were $1.6 million, $1.5 million and $1.6 million for the years ended December 31, 1996, 1995 and 1994, respectively.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

2. INVENTORIES

Inventories are as follows:                                                   1996            1995
---------------------------------------------------------------------------------------------------
                                                                               (In thousands)
Finished products                                                         $   13,626     $   11,530
Work-in-process                                                               26,646         20,757
Raw materials and supplies                                                    33,253         22,950
---------------------------------------------------------------------------------------------------
                                                                          $   73,525     $   55,237
===================================================================================================


The reserves for LIFO included in inventories at December 31, 1996 and 1995 are $4,038,000 and $9,333,000 respectively.

3. PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment is as follows:

                                                                              1996           1995
----------------------------------------------------------------------------------------------------
                                                                                (In thousands)

Land and improvements                                                     $   10,886     $   10,091
Buildings and improvements                                                    39,094         36,418
Machinery and equipment                                                      161,737        153,282
Construction-in-progress                                                       4,695          1,571
----------------------------------------------------------------------------------------------------
                                                                             216,412        201,362
Less accumulated depreciation                                                (66,191)       (52,486)
----------------------------------------------------------------------------------------------------
                                                                          $  150,221     $  148,876
====================================================================================================


4. DEFERRED CHARGES AND INTANGIBLE ASSETS


Deferred charges and intangible assets are as follows:

                                                                             1996           1995
                                                                              (In thousands)
---------------------------------------------------------------------------------------------------
Deferred debt issuance costs                                              $    3,891     $    3,898
Goodwill                                                                      87,686         62,922
Patents and other                                                              2,789          1,640
---------------------------------------------------------------------------------------------------
                                                                              94,366         68,460
Less accumulated amortization                                                 (9,420)        (7,221)
---------------------------------------------------------------------------------------------------
                                                                          $   84,946     $   61,239
====================================================================================================

5. FINANCING ARRANGEMENTS AND LONG-TERM DEBT

The Company has outstanding at December 31, 1996 and 1995, $99,000,000 of 10.125% Senior Subordinated Notes (Notes) due September 1, 2002. The Notes are redeemable at the option of the Company beginning on September 1, 1997, at prices ranging from 103.80% in 1997 to 100% in 2000. The fair value of the notes at December 31, 1996 is $103,950,000.

The Company has a non interest-bearing loan agreement with the government of Canada with a total loan facility of $1,466,000. As of December 31, 1996 and 1995, the Company had received advances of $1,459,000 and $1,319,000, respectively. The loan is to be repaid in four annual installments commencing in 1997.

In March 1994, the Company entered into a credit agreement with a group of banks. The credit agreement, as amended in 1996, (i) has an aggregate available revolving credit facility limit of $75.0 million, (ii) has up to a Cdn. $13.5 million sublimit available to Wolverine Tube (Canada) Inc., (iii) matures in full in March 1998, and (iv) bears interest, at the Company's election, at a floating base rate which is either the federal funds effective rate plus a specified margin of .50% to 1.50%, or LIBOR, plus a specified margin of .25% to 1.00%. As of December 31, 1996 and 1995, there were no outstanding borrowings under the agreement.

The Notes and credit agreement contain covenants that include requirements to meet certain financial tests, maintain certain financial ratios and certain other restrictions and limitations, including the restrictions on payment of dividends by the Company, limitations on the issuance of additional debt, the redemption of capital stock and the sale or transfer of assets.

Interest expense is net of interest income and capitalized interest of $954,000 and $184,000 in 1996, $500,000 and $1,236,000 in 1995 and $1,764,000 and
$1,802,000 in 1994, respectively.

6. RETIREMENT AND PENSION PLANS

U.S. Plans

The Company has established trusteed, noncontributory defined benefit pension plans covering the majority of all U.S. employees fulfilling minimum age and service requirements. Benefits are based upon years of service and the average of the employees' highest five years of compensation during the last ten years of employment. The Company contributes annual amounts that fall within the range determined to be deductible for federal income tax purposes.

Certain assumptions utilized in accounting for the U.S. defined benefit plans were:

                                                                                   1996            1995            1994
------------------------------------------------------------------------------------------------------------------------
Discount rate                                                                        7.75%            7.5%          8.5%
Rate of increase in compensation                                                 4.0-4.25        4.0-4.25       4.0-4.2
Expected long-term rate of return on plan assets                                      9.0             9.0           9.0

A summary of the components of net periodic pension cost for the U.S. defined benefit plans for the periods ended December 31 is as follows:




                                                                                  1996            1995           1994
-------------------------------------------------------------------------------------------------------------------------
                                                                                               (In thousands)
Service cost                                                                   $    3,194      $    2,619    $    2,606
Interest cost                                                                       6,226           5,743         4,709
Expected return on plan assets                                                    (10,792)        (14,193)         (780)
Deferred gain (loss) on assets                                                      4,010           8,926        (3,437)
-------------------------------------------------------------------------------------------------------------------------
                                                                               $    2,638      $    3,095    $    3,098
=========================================================================================================================


The following table sets forth the funded status of the plans and the amounts recognized in the Company's consolidated balance sheets at December 31:

                                                                             1996          1995
---------------------------------------------------------------------------------------------------
                                                                                 (In thousands)
Actuarial present value of accumulated benefit obligations:
Vested                                                                    $   66,640     $   62,251
Non vested                                                                     5,843          5,372
---------------------------------------------------------------------------------------------------
                                                                          $   72,483     $   67,623
===================================================================================================


                                                                             1996          1995
---------------------------------------------------------------------------------------------------
                                                                                 (In thousands)
Plan assets at fair value                                                 $   89,708     $   78,537
Actuarial present value of projected benefit obligation                      (87,745)       (85,391)
---------------------------------------------------------------------------------------------------
Fair value of plan asset over (under) projected benefit obligation             1,963         (6,854)
Unrecognized prior service cost                                                  654           (222)
Unrecognized net loss                                                          1,157          9,882
---------------------------------------------------------------------------------------------------
Prepaid pension                                                           $    3,774     $    2,806
===================================================================================================


Plan assets at December 31, 1996, were invested in common stock (53%), fixed income securities (42%) and cash equivalents (5%).

The Company has 401(k) plans covering substantially all U.S. employees. The Company provides a 30%-50% match for the first 5% to 7.5% of the employee's salary contributed to the plans. The amount of expense recorded by the Company with respect to these plans for the years ended December 31, 1996, 1995 and 1994 was $1,010,309, $734,000 and $475,000 respectively.

In August 1994, the Company adopted the Wolverine Tube, Inc. Supplemental Benefit Restoration Plan (the "Restoration Plan"). This defined benefit pension plan is nonfunded and provides benefits to certain eligible executives of the Company. The benefits provided under the Restoration Plan are identical to the benefits provided by the Retirement Plan. During 1996, 1995, and 1994 the Company incurred expenses of $148,000, $121,000, and $125,000 respectively, relating to the Restoration Plan.

Canadian Plans

The Company sponsors a defined contribution profit-sharing retirement plan for the London, Ontario facility employees who are required to contribute 4% of regular wages, subject to a maximum contribution limit specified by Canadian income tax regulations. Employer contributions are determined based upon the facility's operating results which will not be less than the greater of 1% of regular earnings of participants to 10% of an adjusted net income as defined in the agreement. Contributions to this plan were $750,000 in 1996, $577,000 in 1995 and $419,000 in 1994.

The Company has established noncontributory defined benefit pension plans covering substantially all employees at the Montreal, Quebec and Fergus, Ontario facilities. The Company contributes the actuarially determined amounts annually into the plans.

Significant assumptions utilized in accounting for the Salaried Employees, Canadian Operational Employees and Quebec Operational Employees pension plans for the years ended December 31, 1996, 1995 and 1994 are as follows:


                                                                                                     Canadian         Quebec
                                                                                     Salaried     Operational    Operational
                                                                                    Employees       Employees      Employees
----------------------------------------------------------------------------------------------------------------------------
Discount rate                                                                         7.0%            7.0%          7.0%
Rate of increase in compensation                                                      3.0             N/A           N/A
Expected long-term rate of return on plan assets                                      8.0             8.0           8.0

A summary of the components of net periodic pension cost for the Salaried Employees, Canadian Operational Employees and Quebec Operational Employees pension plans for the years ended December 31, is as follows:

                                                                                       1996            1995       1994
--------------------------------------------------------------------------------------------------------------------------
                                                                                                   (In thousands)
Service cost                                                                   $      523      $      445    $      429
Interest cost                                                                       1,052             971           931
Expected return on plan assets                                                     (3,123)         (2,514)       (1,124)
Deferred gain on assets                                                             1,753           1,337          --
--------------------------------------------------------------------------------------------------------------------------
                                                                               $      205      $      239    $      236
==========================================================================================================================

The following table sets forth the funded status and the amounts recognized in the Company's consolidated balance sheets for the Salaried Employees, Canadian Operational Employees, and Quebec Operational Employees pension plans at December 31:

                                                                              1996        1995
----------------------------------------------------------------------------------------------------
                                                                                 (In thousands)
Actuarial present value of accumulated benefit obligations:
     Vested                                                               $   16,116     $   13,830
     Non-vested                                                                  139            114
----------------------------------------------------------------------------------------------------
                                                                          $   16,255     $   13,944
====================================================================================================

Plan assets at fair value                                                 $   19,641     $   17,526
Actuarial present value of projected benefit obligation                      (16,803)       (14,443)
----------------------------------------------------------------------------------------------------
Fair value of plan assets over projected benefit obligation                    2,838          3,083
Unrecognized net (gain)                                                         (436)          (620)
----------------------------------------------------------------------------------------------------
Prepaid pension obligation                                                $    2,402     $    2,463
====================================================================================================


Plan assets at December 31, 1996, were invested in common stock (58%), fixed income securities (41%) and cash equivalents (1%).

7. POSTRETIREMENT BENEFIT OBLIGATION

In addition to the Company's U.S. defined benefit pension plan, the Company sponsors a defined benefit health care plan and life insurance plan that provides postretirement medical benefits and life insurance to substantially all full-time U.S. employees who have worked ten years after age 50, and widows of employees who die while employed after age 55 and have at least five years of service with the Company. The plan is contributory, with retiree contributions adjusted annually.

Net periodic postretirement benefit cost for the years ended December 31, 1996, 1995 and 1994, includes the following components:

                                                                                    1996          1995           1994
------------------------------------------------------------------------------------------------------------------------
                                                                                           (In thousands)
Service cost                                                                   $      363      $      498    $      689
Interest cost                                                                         537             731           875
Amortization of deferred (gain) loss                                                 (669)           (372)           11
------------------------------------------------------------------------------------------------------------------------
Net periodic postretirement benefit cost                                       $      231      $      857    $    1,575
========================================================================================================================

The following table sets forth the funded status of the plan and the amounts recognized in the Company's consolidated balance sheets at December 31:

                                                                             1996           1995
----------------------------------------------------------------------------------------------------
                                                                                 (In thousands)
Retirees                                                                  $    4,579     $    5,885
Fully eligible active plan participants                                          718            957
Other active plan participants (spouses of retirees)                           2,212          3,231
----------------------------------------------------------------------------------------------------
Total accumulated postretirement benefit obligation                            7,509         10,073
Unrecognized net  gain                                                         4,996          2,701
----------------------------------------------------------------------------------------------------
Net accrued postretirement benefit obligation                             $   12,505     $   12,774
====================================================================================================


The annual assumed rate of increase in the per capita cost of covered benefits (i.e. health care cost trend rate) is 5% for 1996 and is assumed to remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rate by one percentage point in each year would have resulted in an increase in the postretirement medical benefit obligation at December 31, 1996 of $426,000 and an increase in the aggregate of the service cost and interest cost components of net periodic postretirement benefit cost for 1996 of $60,000. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.75% and 7.50% at December 31, 1996 and 1995, respectively.

8. ENVIRONMENTAL REMEDIATION

The Company is subject to extensive U.S. and Canadian federal, state, provincial and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment.

The Company has received various communications from regulatory authorities concerning certain environmental matters and has currently been named as a potentially responsible party ("PRP") at various waste disposal sites. The Company believes that its potential liability with respect to these waste disposal sites is not material.

The Company has accrued environmental remediation costs of $3,732,000 at December 31, 1996, consisting primarily of $132,000 for estimated remediation costs for the London and Fergus facilities, $2,063,630 for the Decatur facility, $637,170 for the Greenville facility, and an aggregate of $899,200 for the Ardmore facility and the Shawnee facility (with respect to the Double Eagle Refinery site). Based on information currently available, the Company believes that the costs of these matters are not reasonably likely to have a material effect on the Company's consolidated financial condition, results of operations or liquidity.

9. INCOME TAXES

The components of income before income taxes for the years ended December 31, are as follows:


                                                                                   1996           1995           1994
-----------------------------------------------------------------------------------------------------------------------
                                                                                            (In thousands)
U.S.                                                                           $   47,014      $   38,100    $   30,637
Canadian                                                                           14,361          11,723         9,958
-----------------------------------------------------------------------------------------------------------------------
                                                                               $   61,375      $   49,823    $   40,595
=======================================================================================================================




The provision for income taxes for the years ended December 31, consists of the following:

                                                                                   1996            1995          1994
                                                                                               (In thousands)
------------------------------------------------------------------------------------------------------------------------
Current:
    U.S. federal                                                               $   12,340      $   10,726    $    9,375
    Canadian                                                                        3,309           3,549         4,444
    State                                                                           1,435           1,604         1,519
------------------------------------------------------------------------------------------------------------------------
                                                                               $   17,084      $   15,879    $   15,338

Deferred:
    U.S                                                                        $    3,913      $    2,309    $    1,084
    Canadian                                                                          795            (601)         (872)
------------------------------------------------------------------------------------------------------------------------
                                                                                    4,708           1,708           212
------------------------------------------------------------------------------------------------------------------------
                                                                               $   21,792      $   17,587    $   15,550
========================================================================================================================

The components of net deferred tax amounts recognized in the consolidated balance sheets at December 31 are as follows:

                                                                             1996            1995
----------------------------------------------------------------------------------------------------
                                                                                (In thousands)
Deferred tax liabilities:
    Basis of property, plant and equipment                                $   30,948     $   29,547
    Inventory valuation                                                        4,613          3,035
    Prepaid Pension                                                            2,377            798
    Other                                                                         55            304
----------------------------------------------------------------------------------------------------
Total deferred tax liabilities                                                37,993         33,684
 Deferred tax assets:
    Environmental remediation accrual                                          1,373          1,811
    Pension obligation                                                           126            621
    Postretirement benefit obligation                                          4,803          4,967
    Other                                                                      1,211          1,506
----------------------------------------------------------------------------------------------------
Total deferred tax assets                                                      7,513          8,905
----------------------------------------------------------------------------------------------------
Net deferred tax liability                                                $   30,480     $   24,779
====================================================================================================


The Company's effective tax rate differs from the applicable U.S. federal statutory rate for the periods ended December 31 due to the following:


                                                                                     1996           1995          1994
-----------------------------------------------------------------------------------------------------------------------
Federal statutory rate                                                               35.0%           35.0%         35.0%
   Increase (decrease) in taxes resulting from:
     State and local taxes, net of federal benefit                                    1.5             2.1           2.5
     Effect of difference in U.S. and Canadian rates                                 (0.3)           (0.1)         (0.4)
     Permanent difference                                                             0.1             1.2          (0.7)
     Other                                                                           (0.8)           (2.9)          1.9
-----------------------------------------------------------------------------------------------------------------------
                                                                                     35.5%           35.3%         38.3%
=======================================================================================================================


The Internal Revenue Service and Revenue Canada are conducting examinations of the Company's U.S. Federal and Canadian Federal income tax returns for the years 1991 through 1994 and 1991 through 1995, respectively. The Company believes that it has made an adequate provision for these matters and they will not have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

10. CUMULATIVE PREFERRED STOCK

The Company has 500,000 shares authorized for issuance of $1 par value cumulative preferred stock. Of these shares, there are currently 20,000 shares of cumulative preferred stock issued and outstanding which must be redeemed by the Company on March 1, 2002, if not earlier, for $100 per share plus accrued and unpaid dividends. The cumulative preferred stock provides for annual dividends at the rate of $14 per share. The dividends accrue quarterly whether declared or not, and compound quarterly at 14% per annum to the extent unpaid. At December 31, 1996 and 1995, all accrued dividends were paid.

The cumulative preferred stock is entitled to a preference, in liquidation, in the amount of $100 per share, plus any accrued and unpaid dividends and any related interest. The owners of the cumulative preferred stock are not entitled to any voting rights, except that in the event that six consecutive quarterly dividends are not paid, the holders of the cumulative preferred stock are entitled to vote separately as a class to elect 20% of the directors of the Company. There are also certain restrictions against the declaration or payment of dividends on common stock or the acquisition of common stock by the Company if it is in default on any dividends or redemption payments on the cumulative preferred stock. Additionally, amendment of the Company's articles of incorporation or changes in the number of authorized stock ranking on a parity with the preferred stock must be approved by holders of the cumulative preferred stock.

At December 31, 1996, 20,000 shares remain outstanding with a fair value of $2,316,277.

11. COMMON STOCK

All holders of common stock are entitled to receive dividends when and if declared by the Company's Board of Directors provided that all dividend requirements of the cumulative preferred stock have been paid. Additionally, the payment of dividends on the Company's Common Stock is restricted under the terms of the Company's various financing agreements. To date, no dividends have been paid to the holders of the Common Stock and there are no immediate plans to institute a dividend.

On February 13, 1996, the Board of Directors (the Board) adopted a Stockholder Rights Plan designed to protect the Company and its stockholders from coercive, unfair, or inadequate takeover bids. Pursuant to the Rights Plan, a dividend of one Preferred Share Purchase Right (the "Rights") was declared for each share of Common Stock outstanding at the close of business on February 23, 1996. The Rights are generally not exercisable until ten days after a person or group acquires, or commences a tender offer that could result in the party acquiring 15% of the outstanding shares of Common Stock. Each Right, should it become exercisable, will enable the owner to buy one one-thousandth of a share of newly created Series A Junior Participating Preferred Stock at an exercise price of $175, and in certain circumstances, to purchase shares of Common Stock at a substantially reduced price. The Board is generally entitled to redeem the Rights at $0.01 per Right at any time prior to the date they become exercisable. The Rights will expire on February 23, 2006.

12. STOCK OPTION PLAN

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued Employees" (APB 25) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized because the exercise price of the Company's employee stock equals the market price of the underlying stock on the date of grant.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk free interest rates of 6.34%, and 6.50%; volatility factors of the expected market price of the Company's common stock of .328 and a weighted-average expected life of the option of 7 years. The weighted-average exercise price of options outstanding at the beginning of the year, granted during the year, exercised during the year, forfeited during the year and outstanding at the end of the year is $12.01, $36.65, $8.70, $19.43, and $20.62 respectively. The weighted average remaining life for options outstanding at December 31, 1996 is 7.4 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                                            1996                1995
                                                                            ----                ----
                                                                    (In thousands, except per share amounts)
Net income applicable to common shares                                     $38,697            $31,796
Net income per Common Share                                                   2.75               2.26
================================================================================================================





The 1993 Equity Plan provides for the issuance of stock option, restricted shares, stock appreciation rights, phantom shares and other additional awards to key executives and employees. The maximum number of additional shares issuable under the 1993 Equity Plan is 550,000 at a price no less than fair market value at the date of grant. Options granted under the 1993 Equity Plan vest 20% on each anniversary thereafter. Options granted under prior plans remain outstanding but are governed by the provisions of the 1993 Equity Plan.

The 1993 Directors' Plan provides for the issuance of stock options to outside directors at the fair market value on the date of grant. A maximum of 50,000 shares are issuable under the 1993 Directors' Plan. The initial options granted vest at 33.3% per year and all subsequent options granted will vest immediately. All initially granted options must be held one year before being exercised.

The Company's stock option plans are summarized as follows:

                                                                               1993           1993      Option
                                                                           Directors Plan  Equity Plan   Price
------------------------------------------------------------------------------------------------------------------
                                                                                        (Number of shares)
------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1993                                                10,000    788,400    $ 4.44-$18.57
------------------------------------------------------------------------------------------------------------------
Granted                                                                          2,000    123,000    $20.88-$26.25
Exercised                                                                            -    (63,204)   $  4.44-$7.39
Forfeited                                                                            -    (29,160)   $  4.44-$7.39

------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1994                                                12,000    819,036    $ 4.44-$26.25
Granted                                                                          7,000    138,000    $25.25-$34.00
Exercised                                                                            -   (192,782)   $ 4.44-$20.88
Forfeited                                                                            -     (3,420)   $20.88-$25.50

------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1995                                                19,000    760,834    $ 4.44-$34.25
Granted                                                                          8,000    178,500    $35.38-$41.13
Exercised                                                                            -   (310,914)   $ 4.44-$25.25
Forfeited                                                                            -    (13,454)   $ 4.44-$25.25

==================================================================================================================
Outstanding at December 31, 1996                                                27,000    614,966    $ 4.44-$25.25
------------------------------------------------------------------------------------------------------------------
Exercisable at:
December 31,  1994                                                               5,333    251,166    $ 4.44-$23.75
December 31,  1995                                                              10,666    262,400    $ 4.44-$34.25
December 31,  1996                                                              18,666    167,947    $ 4.44-$36.88


13. COMMITMENTS

Pursuant to various operating lease agreements, at December 31, 1996, the Company has payments obligations totaling $2,547,000 during the next five years and thereafter in annual amounts ranging from $1,267,000 to $168,000. Total rental expense for operating leases amounted to approximately $1,564,000, $1,634,000, and $1,334,000 for the years 1996, 1995, and 1994, respectively.

The Company has made commitments for capital expenditures of approximately $7,472,000 as of December 31, 1996.


14. RELATED PARTY TRANSACTIONS

During 1996, 1995 and 1994, pursuant to a management consulting and advisory agreement (the "Agreement"), the Company paid management fees and out-of-pocket expenses of $450,000, $463,892, and $611,454 respectively, to Genstar Investment Corporation ("GIC"), an affiliate of Genstar Capital Corporation, a former controlling stockholder of the Company. Under the terms of the Agreement, the Company paid GIC a management fee of $150,000 per quarter through September 30, 1996, at which time the Agreement terminated.

15. GEOGRAPHIC DATA

The Company operates in the metal products industry as more fully described in
Note 1. These operations are conducted in the U.S. and Canada. One customer accounted for 11% of the Company's net sales in 1996 and 1994. In 1995, no customer accounted for as much as 10% of the Company's net sales. The following summarized geographic data is based on estimates that do not consider fully the extent to which the Company's product development, engineering, marketing and management activities are interrelated. Thus, the data is not totally indicative of the extent that each geographic area contributed to the Company's consolidated operating results.

                                                                                   U.S.          Canada     Consolidated
------------------------------------------------------------------------------------------------------------------------
                                                                                            (In thousands)
Year ended December 31, 1996:
    Sales                                                                         476,090         223,773       699,863
    Income from operations                                                         57,347          14,456        71,803
    Identifiable assets                                                           317,720          79,300       397,020

Year ended December 31, 1995:
    Sales                                                                         441,908         222,697       664,605
    Income from operations                                                         49,438          11,027        60,465
    Identifiable assets                                                           268,980          88,245       357,225

Year ended December 31, 1994:
    Sales                                                                      $  319,609      $  206,010    $  525,619
    Income from operations                                                         39,182           9,517        48,699
    Identifiable assets                                                           257,544          83,008       340,552

16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 1996 and 1995.

1996                                                         March 30         June 29   September 28      December 31
---------------------------------------------------------------------------------------------------------------------
                                                                      (In thousands, except per share amounts)
Net sales                                                  $  179,414      $  180,279   $  168,653        $  171,517
Gross profit                                                   23,414          25,584       22,847            21,861
Net income                                                     10,263          10,434   $    9,580        $    9,306
Net income per common share                                      0.72            0.73         0.67              0.65


1995                                                          April 2        July 1     September 30     December 31
--------------------------------------------------------------------------------------------------------------------
Net sales                                                  $  179,756      $  164,453   $  159,914        $  160,482
Gross profit                                                   23,912          22,512       18,206            19,226
Net income                                                      9,132           8,927   $    6,989        $    7,188
Net income per common share                                      0.65            0.63         0.49              0.50

WOLVERINE TUBE, INC. AND SUBSIDIARIES
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors
Wolverine Tube, Inc.


We have audited the accompanying consolidated balance sheets of Wolverine Tube, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wolverine Tube, Inc. and Subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                             /s/ ERNST & YOUNG LLP

February 5, 1997
Birmingham, Alabama

                             WOLVERINE TUBE, INC.

                      VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)

                                                                    Schedule II

<CAPTION?

                                                                        Additions
                                                                        ---------
                                                                                Charged to
                                                   Balance       Charged to        Other
                                                  Beginning       Cost and       Accounts-    Deductions-       Balance at
                Description                       of Period       Expenses       Describe      Describe        End of Period
                -----------                       ---------       --------       --------      --------        -------------
Year ended December 31, 1994
  Deducted from assets accounts:
    Reserve for sales returns and allowances...    $  426           $ 83           $ --         $ 99 (1)          $  410
    Allowances for doubtful accounts...........       925            522            203 (3)      758 (2)             892
                                                   ------           ----           ----         -----             ------
      Totals...................................    $1,351           $605           $203         $857              $1,302
                                                   ======           ====           ====         ====              ======

Year ended December 31, 1995
  Deducted from assets accounts:
    Reserve for sales returns and allowances...    $  410           $ --           $ --         $111 (1)          $  299
    Allowances for doubtful accounts...........       892            119             --          (53)(2)           1,064
                                                   ------           ----           ----         -----             ------
      Totals...................................    $1,302           $119           $  0         $318              $1,363
                                                   ======           ====           ====         ====              ======

Year ended December 31, 1996
  Deducted from assets accounts:
    Reserve for sales returns and allowances...    $  299           $ --           $ --         $107 (1)          $  192
    Allowances for doubtful accounts...........     1,064            100             25 (4)      607 (2)             582
                                                   ------           ----           ----         -----             ------
      Totals...................................    $1,363           $100           $ 25         $714              $  774
                                                   ======           ====           ====         ====              ======



(1) Reduction of reserve, net of translation adjustments.
(2) Uncollectible amounts written off, net of translation adjustments and recoveries.
(3) Reflects the addition of Small Tube Product's allowance for doubtful accounts effective November 23, 1994.
(4) Reflects the addition of Tube Forming's allowance for doubtful accounts effective September 6, 1996.

                                 Exhibit Index

Exhibit                                                                              Sequential
Number                                Description                                    Page Number
------                                -----------                                    -----------
10.1                       Employment Agreement, dated as of
                           September 16, 1996, between the Company and
                           John M. Quarles
10.2                       Severance Agreement, dated as of September 16, 1996
                           between the Company and Thomas B. Roller
10.3                       1996 Key Manager Bonus Plan
10.4                       Long Term Incentive Plan
11                         Computation of Earnings per Share
21                         List of Subsidiaries
23                         Consent of Ernst & Young LLP, Independent Auditors
27                         Financial Data Schedule (for SEC use only)