Form 10-Q
period 1997-03-29
WOLVERINE TUBE INC
filed 1997-05-12
CIK 821407

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                   FORM 10-Q

(Mark One)

  X      Quarterly report pursuant to Section 13 or 15 (d) of the Securities Act
-----    of 1934


For the quarterly period ended March 29, 1997
                               --------------

                                       OR

         Transition report pursuant to Section 13 or 15 (d) of the Securities
-----    Act of 1934

For the transition period from _____________ to ______________

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
                                  Yes  X  No
                                      ---    ---

Indicate the number of shares outstanding of each class of common stock, as of the latest practicable date:

                  Class                          Outstanding at April 22, 1997
                ---------                        -----------------------------
Common Stock, par value $0.01 per share                 13,983,127 shares

                              WOLVERINE TUBE, INC.

                                     INDEX



                                                                                 Page No.
                                                                                 --------
PART  I           Financial Information

  Item 1.         Financial Statements


                  Condensed Consolidated Statements of Income (unaudited) -
                  Three-Month Periods Ended March 29, 1997 and
                  March 30, 1996................................................     2

                  Condensed Consolidated Balance Sheets (unaudited) -
                  March 29, 1997 and December 31, 1996..........................     3

                  Condensed Consolidated Statements of Cash Flows (unaudited) -
                  Three-Month Periods Ended March 29, 1997 and
                  March 30, 1996................................................     4

                  Notes to Condensed Consolidated Financial Statements
                  (unaudited)...................................................     5

  Item 2.         Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.....................................     7


PART  II          Other Information

  Item 1.         Legal Proceedings.............................................    14

  Item 6.         Exhibits and Reports on Form 8-K..............................    14

                              WOLVERINE TUBE, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                      (In thousands, except per share data)


                                                      THREE-MONTH PERIOD ENDED:
                                                      --------------------------
                                                       MARCH 29,      MARCH 30,
                                                          1997           1996
                                                          ----           ----
NET SALES ........................................     $ 173,576      $ 179,414
COST OF GOODS SOLD ...............................       151,981        156,000
                                                       ---------      ---------

GROSS PROFIT .....................................        21,595         23,414
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES .....         5,406          5,060
                                                       ---------      ---------

INCOME FROM OPERATIONS ...........................        16,189         18,354

OTHER EXPENSES:
   INTEREST EXPENSE ..............................         2,424          2,303
   AMORTIZATION AND OTHER, NET ...................           254            128
                                                       ---------      ---------
INCOME BEFORE INCOME TAXES .......................        13,511         15,923

INCOME TAXES .....................................         4,674          5,660
                                                       ---------      ---------

NET INCOME .......................................         8,837         10,263

LESS: PREFERRED STOCK DIVIDENDS ..................           (70)           (70)
                                                       ---------      ---------

NET INCOME APPLICABLE TO COMMON SHARES ...........     $   8,767      $  10,193
                                                       =========      =========

NET INCOME PER SHARE .............................     $    0.62      $    0.72
                                                       =========      =========

WEIGHTED AVERAGE NUMBER OF COMMON AND
   COMMON EQUIVALENT SHARES ......................        14,240         14,216
                                                       =========      =========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              WOLVERINE TUBE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                        (In thousands,except share data)

                                     ASSETS
                                                                               MARCH 29,   DECEMBER 31,
                                                                                 1997          1996
                                                                              -----------  ------------
CURRENT ASSETS:                                                               (UNAUDITED)     (NOTE)
  CASH AND EQUIVALENTS .....................................................   $   2,578    $   2,967
  ACCOUNTS RECEIVABLE, NET .................................................      93,733       79,128
  INVENTORIES ..............................................................      76,862       73,525
  PREPAID EXPENSES AND OTHER ...............................................         705          205
                                                                               ---------    ---------

       TOTAL CURRENT ASSETS ................................................     173,878      155,825

PROPERTY, PLANT AND EQUIPMENT, NET .........................................     151,018      150,221
DEFERRED CHARGES AND INTANGIBLE ASSETS, NET ................................      86,702       84,946
PREPAID PENSIONS ...........................................................       5,872        6,028
                                                                               ---------    ---------

       TOTAL ASSETS ........................................................   $ 417,470    $ 397,020
                                                                               =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  ACCOUNTS PAYABLE .........................................................   $  31,831    $  27,318
  ACCRUED LIABILITIES ......................................................      10,851       11,231
  DEFERRED INCOME TAXES ....................................................       4,581        4,613
  REVOLVING CREDIT FACILITY ................................................       8,295           --
                                                                               ---------    ---------

       TOTAL CURRENT LIABILITIES ...........................................      55,558       43,162

DEFERRED INCOME TAXES ......................................................      25,857       25,857
LONG-TERM DEBT .............................................................     100,465      100,473
POSTRETIREMENT BENEFIT OBLIGATIONS .........................................      12,478       12,505
ACCRUED ENVIRONMENTAL REMEDIATION ..........................................       3,435        3,732
                                                                               ---------    ---------

       TOTAL LIABILITIES ...................................................     197,793      185,729

MINORITY INTEREST ..........................................................          69           69

REDEEMABLE CUMULATIVE PREFERRED STOCK, PAR VALUE $1 PER SHARE;
  20,000 SHARES ISSUED AND OUTSTANDING AT MARCH 29, 1997 AND
  DECEMBER 31, 1996 ........................................................       2,000        2,000

STOCKHOLDERS' EQUITY:
  CUMULATIVE PREFERRED STOCK, PAR VALUE $1 PER SHARE;
   500,000 SHARES AUTHORIZED ...............................................          --           --

  COMMON STOCK, PAR VALUE $.01 PER SHARE; 20,000,000 SHARES
   AUTHORIZED, 13,983,127 AND 13,980,517 SHARES ISSUED AND OUTSTANDING AT
   MARCH 29, 1997 AND DECEMBER 31, 1996, RESPECTIVELY ......................         140          140

  ADDITIONAL PAID-IN CAPITAL ...............................................      98,870       98,870
  RETAINED EARNINGS ........................................................     126,282      117,515
  ACCUMULATED CURRENCY TRANSLATION ADJUSTMENT ..............................      (7,684)      (7,303)
                                                                               ---------    ---------
       TOTAL STOCKHOLDERS' EQUITY ..........................................     217,608      209,222
                                                                               ---------    ---------

       TOTAL LIABILITIES, REDEEMABLE CUMULATIVE PREFERRED STOCK
        AND STOCKHOLDERS' EQUITY ...........................................   $ 417,470    $ 397,020
                                                                               =========    =========

Note: The Balance Sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                              WOLVERINE TUBE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 (In thousands)



                                                                  THREE-MONTH PERIOD ENDED:
                                                                  -------------------------
                                                                    MARCH 29,   MARCH 30,
                                                                      1997        1996
                                                                  -----------   -----------
OPERATING ACTIVITIES
--------------------
NET INCOME ......................................................   $  8,837    $ 10,263
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
 PROVIDED (USED) BY OPERATING ACTIVITIES:
   DEPRECIATION AND AMORTIZATION ................................      4,448       4,131
   DEFERRED INCOME TAXES ........................................         --       2,136
   CHANGES IN OPERATING ASSETS AND LIABILITIES:
    ACCOUNTS RECEIVABLE .........................................    (14,622)    (12,284)
    INVENTORIES .................................................     (3,436)     (5,006)
    PREPAID EXPENSES AND OTHER ..................................       (510)     (2,115)
    ACCOUNTS PAYABLE ............................................      4,666       8,766
    ACCRUED LIABILITIES INCLUDING PENSION, POSTRETIREMENT BENEFIT
     AND ENVIRONMENTAL ..........................................       (574)       (368)
                                                                    --------    --------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES ................     (1,191)      5,523

INVESTING ACTIVITIES
--------------------
ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT ......................     (7,239)       (663)
                                                                    --------    --------
NET CASH USED BY INVESTING ACTIVITIES ...........................     (7,239)       (663)

FINANCING ACTIVITIES
--------------------
BORROWINGS UNDER REVOLVING CREDIT FACILITY, NET .................      8,295          --
ISSUANCE OF COMMON STOCK ........................................         --          28
PRINCIPAL PAYMENTS ON LONG-TERM DEBT AND
  CAPITALIZED LEASE OBLIGATIONS .................................       (152)       (152)
DIVIDENDS PAID ..................................................        (70)        (70)
                                                                    --------    --------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES ................      8,073        (194)

EFFECT OF EXCHANGE RATE ON CASH AND EQUIVALENTS .................        (32)         (6)
                                                                    --------    --------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS .................       (389)      4,660
CASH AND EQUIVALENTS BEGINNING OF PERIOD ........................      2,967       5,494
                                                                    --------    --------

CASH AND EQUIVALENTS END OF PERIOD ..............................   $  2,578    $ 10,154
                                                                    ========    ========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 29,  1997
(Unaudited)



NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of significant intercompany accounts and transactions. The accompanying condensed financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying condensed financial statements (and all information in this report) have not been examined by independent auditors; but, in the opinion of management all adjustments, which consist of normal recurring accruals necessary for a fair presentation of the results for the periods, have been made. The results of operations for the three-month period ended March 29, 1997 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

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

         The Company has accrued environmental remediation costs of $3,435,000 at March 29, 1997 consisting primarily of $132,000 for estimated remediation costs for the London and Fergus facilities, $1,935,000 for the Decatur facility, $626,000 for the Greenville facility, and an aggregate of $742,000 for the Ardmore facility and the Shawnee facility (with respect to the Double Eagle Refinery site). Based on information currently available, the Company believes that the costs of these matters are not reasonably likely to have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

NOTE 3 - INVENTORIES


Inventories are as follows:                  March 29,           December 31,
                                                1997                 1996
-----------------------------------------------------------------------------
                                                     (In thousands)
Finished Products                             $17,664              $13,626
Work-in-process                                28,970               26,646
Raw materials and supplies                     30,228               33,253
-----------------------------------------------------------------------------
                                              $76,862              $73,525
=============================================================================



NOTE 4 - INTEREST EXPENSE, NET

         Interest expense is net of interest income and capitalized interest of $94,000 and $29,000, respectively, for the three-month period ended March 29, 1997 and $241,000 and $19,000, respectively, for the three-month period ended March 30, 1996.

NOTE 5 - SUBSEQUENT EVENTS

         Subsequent to March 29, 1997, the company completed a $200 million refinancing, which consisted of entering into a new five year $200 million unsecured credit agreement (the "New Credit Agreement") to replace the Company's existing credit facility, as well as a tender offer for the $99 million in outstanding principal amount of the Notes. The New Credit Agreement (i) provides for an aggregate available revolving credit facility of $200 million, including a $20 million sublimit available to Wolverine Tube (Canada) Inc., (ii) matures in full in April 2002, and (iii) provides for an interest rate, at the Company's election, at a floating base rate that is either (a) the higher of the federal funds effective rate plus .50% or the prime rate or (b) LIBOR plus a specified margin of .25% to .875%. Upon the consummation of the refinancing, on April 30, 1997, the Company borrowed approximately $107 million under the New Credit Agreement, substantially all of which was used to finance the purchase of the $98.225 million in Notes that were tendered in the tender offer and related refinancing expenses. Following the refinancing, the Company currently has approximately $93 million in additional borrowing availability under the New Credit Agreement, and an aggregate of $775,000 in aggregate principal amount of the Notes remain outstanding.

         The Company adopted the 1997 Voluntary Early Retirement Program (the "Plan"). The purpose of the Plan is to reward certain eligible employees who elect on a voluntary basis to take early retirement from the Company between March 26, 1997 and May 12, 1997. After the execution of a binding Voluntary Early Retirement Agreement and General Release by an eligible employee, the Company will pay each such employee an early retirement payment and provide certain other considerations. The payment shall be an amount equal to four weeks base pay plus one additional week's pay for each year of service, up to a maximum of twenty-six weeks' total, less applicable taxes and withholdings required by law. Since the Company is in the Pre-Recognition Period of this Plan, (the Company has not finalized these actions to the extent necessary to warrant recognition), the amounts and significant components of the restructuring charge resulting from the implementation of the Plan have not been fully determined.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three-Month Period Ended March 29, 1997 Compared to
Three-Month Period Ended March 30, 1996

         For the three months ended March 29, 1997, consolidated net sales were $173.6 million compared with $179.4 million in the three-month period ended March 30, 1996. The decreased sales for the three-month period this year versus last year were attributable to decreased shipments, a change in the mix of products shipped and a decrease in copper prices. The average Comex price of copper was $1.11 per pound in the most recent three-month period compared with $1.18 per pound in the same period last year. The primary impact to Wolverine of lower copper prices is lower sales and costs of goods sold. The Company uses various strategies to minimize the effect of fluctuations in copper prices on the Company's earnings.

         Total pounds shipped for the three-month period of 1997 were 84.8 million pounds as compared to 84.9 million pounds a year ago. Shipments of commercial tube decreased 5% in the first quarter primarily as a result of decreased shipments of industrial tube used in residential air conditioning as residential air conditioning manufacturing generally did not reach their expected production levels, as well as, decreased technical tube shipments as the manufacturers of large commercial air conditioners reduced their production from previous year levels. The decline in shipments was offset somewhat by increased shipments of fabricated products as a result of favorable market conditions in the consumer appliance industry and the acquisition of Tube Forming, Inc. in September 1996. Shipments of the Company's wholesale products increased 27% primarily as a result of the Company increasing its offering of these products in the United States. Shipments of rod, bar and strip products decreased 10% primarily due to decreased sales of strip products.

         Consolidated gross profit decreased to $21.6 million in the three-month period of 1997 compared to $23.4 million in the three-month period of 1996. The decrease in gross profit is primarily the result of decreased shipments of commercial products, which generally are the Company's highest margin products.

         Consolidated selling, general and administrative expenses for the three-month period of 1997 were $5.4 million compared to $5.1 million for the three-month period in 1996. This increase was primarily the result of increased professional fees and general management salaries, with the addition of several managers in 1997.

         Consolidated net interest expenses for the first three-month period in 1997 increased minimally to $2.4 million from $2.3 million for the comparable three-month period in 1996. This increase is primarily due to reduced interest income from investments as the Company used its cash in the acquisition of Tube Forming, Inc.

         During the first quarter of 1997, the Company reached a favorable settlement with the Internal Revenue Service regarding audits of prior year tax returns, which resulted in a reduction in the effective tax rate for the three-month period ended March 29, 1997 to 34.6% as compared to 35.5% for the three-month period ended March 30, 1996.

         Consolidated net income for the first quarter of 1997 was $8.8 million, or $0.62 per share, compared to $10.3 million, or $0.72 per share in the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided or used by operating activities totaled a $1.2 million use of cash in the first quarter of 1997 compared to $5.5 million of cash generated in the first quarter of 1996. The change was primarily due to the decrease in net income and deferred taxes in the first quarter of 1997 compared to the first quarter of 1996. The $14.6 million increase in net accounts receivable from December 31, 1996 is primarily due to increases in COMEX copper prices over the prevailing prices at year end 1996.

         At March 29, 1997, the Company had $8.3 million in outstanding borrowing under its unsecured credit agreement, and an aggregate of $99 million in outstanding principal amount of its 10 1/8% Senior Subordinated Notes due 2002 (the "Notes").

         Subsequent to March 29,1997, the Company completed a $200 million refinancing, which consisted of entering into a new five-year $200 million unsecured credit agreement (the "New Credit Agreement") to replace the company's existing credit facility, as well as a tender offer for the $99 million in outstanding principal amount of the Notes. The New Credit Agreement (i) provides for an aggregate available revolving credit facility of $200 million, including a $20 million sublimit facility available to Wolverine Tube (Canada) Inc., (ii) matures in full in April 2002, and (iii) provides for an interest rate, at the Company's selection, at a floating base rate that is either (a) the higher of the federal funds effective rate plus .50% or the prime rate or (b) LIBOR plus a specified margin of .25% to .875%. Upon the consummation of the refinancing, on April 30, 1997, the Company borrowed approximately $107 million under the New Credit Agreement, substantially all of which was used to refinance the purchase of the $98.225 million in Notes that were tendered in the tender offer and related refinancing expenses. Following the refinancing, the Company currently has approximately $93 million in additional borrowing availability under the New Credit Agreement, and an aggregate of $775,000 in aggregate principal amount of the Notes remain outstanding.

         Capital expenditures were $7.2 million for the first three-months of 1997 and $0.7 million for the first three-months of 1996. The Company currently expects to spend approximately $20 million in 1997 under its existing capital program. The Company believes that it will be able to satisfy its existing working capital needs, interest obligations and capital expenditure requirements with cash flow from operations and funds available from the credit agreement.

         The Company has adopted the 1997 Voluntary Early Retirement Program (the "Plan"). The purpose of this Plan is to reward certain eligible employees who elect on a voluntary basis to take early retirement from the Company between March 26, 1997 and May 12, 1997. After the execution of a binding Voluntary Early Retirement Agreement and General Release by an eligible employee, the Company will pay each such employee an early retirement payment and provide certain other considerations. The payment shall be an amount equal to four week's base pay plus one additional week's pay for each year of service, up to a maximum of twenty-six weeks' total, less applicable taxes and withholdings required by law. Since the Company is in the Pre-Recognition Period of this Plan (the Company has not finalized these actions to the extent necessary to warrant recognition), the amounts and significant components of the restructuring charge resulting from the implementation of the Plan have not been fully determined.

ENVIRONMENTAL

               The Company's facilities and operations are subject to extensive environmental laws and regulations. During the three-month period ended March 29, 1997, the Company spent approximately $0.3 million on environmental matters which include remediation costs, monitoring costs and legal and other costs. The Company has a reserve of $3.4 million for environmental remediation costs which is reflected in the Company's Condensed Consolidated Balance Sheet. The Company has approved $3.0 million for capital expenditures relating to environmental matters during 1997, of which $0.8 has been spent through March 29,1997. Based upon information currently available, the Company believes that the costs of the environmental matters described below are not reasonably likely to have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

Oklahoma City, Oklahoma

         The Company is one of a number of Potentially Responsible Parties (PRP's) named by the Environmental Protection Agency (EPA) with respect to the soil and groundwater contamination at the Double Eagle Refinery Superfund site in Oklahoma City, Oklahoma. The costs associated with the cleanup of this site will be entirely borne by the PRP group (the "Group"), as the site owner has filed for bankruptcy protection. In March 1993, twenty-three PRP's named with respect to the soil contamination of the site, including the Company, submitted a settlement offer to the EPA. Settlement negotiations between the Group and the EPA are continuing, but currently contemplate a settlement and consent order among the PRP's, the EPA and the State of Oklahoma, which would provide for each PRP's liability to be limited to a pro rata share of an aggregate amount based upon the EPA's worst-case cost scenario to remediate the site. Under the current proposal, the Company's settlement amount is estimated to be between $355,000 and $410,000.

Decatur, Alabama

         The Company is subject to an order under Section 3008(h) of the Resource Conservation and Recovery Act (RCRA) to perform a facilities investigation of its site in Decatur, Alabama, including a portion of the site where wastes were buried (the "Burial Site"). Should the EPA decide to order remediation, the remaining monitoring, legal and other costs are estimated to be $1.9 million. Under an agreement between the Company and an affiliate of the Henley Group, Inc. (collectively, "Henley"), the prior owner of the property, Henley took control of investigation and any required cleanup of the Burial Site. In February 1997, the Company exercised its option to release Henley from liability for further remediation, monitoring and related costs with respect to the Burial Site in exchange for a $750,000 settlement payment, all pursuant to the terms of the existing agreements with Henley. Henley has filed a declaratory judgment against the Company, claiming they have fulfilled their obligation under the terms of the existing agreement and no such payment is required. The Company has filed a countersuit against Henley for payment under terms of the existing agreement.

New Westminster, British Columbia

         In February 1988, the Company purchased substantially all of the assets of Noranda Metal Industries Limited ("NMI" and, collectively with its parent, Noranda, Inc., "Noranda"), which included property located in Montreal, Quebec (the "Montreal Property"), Fergus, Ontario (the "Fergus Property"), and a leasehold interest in property located on Annacis Island in Delta, British Columbia (the "New Westminster Property," and collectively with the Montreal Property and the Fergus Property, the "Properties"). In 1993, the Company commissioned a series of environmental assessments of the properties, which resulted in the finding of PCB's above permissible limits at the New Westminster property and in an adjacent tidal flat of the Fraser River. Additional findings include traces of PCB's within the Montreal Property, as well as the presence of heavy metal and other contaminants at the New Westminster Property and the Montreal Property.

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

         The Company currently has no obligation to remediate the soil contamination at its Montreal property under existing current Quebec statutes. The traces of PCB's within the Montreal Property have been remediated. The Company has instituted a program to prevent further contamination and is monitoring the existing contamination. The Company intends to continue to operate the Montreal Property and does not currently plan to remediate the heavy metal contamination; thus, no estimate has been made of the costs to remove the heavy metal from the soil and no amount has been accrued in the accompanying condensed consolidated financial statements.

         On October 13, 1993, the Company filed a Statement of Claim against Noranda and other parties, contending that Noranda is liable for substantially all of the cleanup costs at New Westminster and Montreal under the environmental indemnity contained in the purchase agreement and that Noranda materially breached the agreement by failing, among other things, to provide full and complete disclosure of the condition of the facilities. The Statement of Claim seeks certain declaratory judgments, specific performance of the agreement, and general specific prospective damages of up to $25,000,000 (Canadian). In March 1997, the Company and Noranda reached an oral agreement to settle the Statement of Claim. The proposed settlement provides that Noranda will reimburse the Company for a portion of the costs incurred in the remediation study and other related costs associated with the New Westminster. In addition, the oral agreement contemplates that Noranda and the Company would enter into a cost sharing arrangement with respect to future remediation costs at the Montreal Property, up to a maximum amount of $9.9 million. Pursuant to the proposed arrangement, which would expire in September 2002, Noranda would be responsible for a maximum of $6 million and the Company would be responsible for a maximum of $3.9 million of such costs. Any remediation costs in excess of $9.9 million would be the sole responsibility of the Company. While the Company anticipates entering into a definitive agreement with Noranda as summarized above, there can be no assurance that such an agreement will be entered into or that, if an agreement is reached, the terms thereof will be as orally agreed upon.

         The Ministry of Environment, Lands and Parks of the Province of British Columbia (the "B.C. Ministry") has issued a Pollution Abatement Order to the Company and NMI regarding the New Westminster facility and a tidal flat in the Fraser River immediately adjacent to an outfall from this property's drainage system. The order requires the Company and NMI to prevent discharge of contaminants from the property, to undertake further investigation of this site and to prepare a remediation plan and implementation schedule for cleanup of the contaminated area, including the Fraser River. Pursuant to the sale agreement with Juker, Juker assumes responsibility for the remediation of the New Westminster property, other than with respect to the Fraser River. The Company has been informed that Juker has completed the remediation of the New Westminster property, and that NMI has completed the remediation of the Fraser river and associated uplands, all as outlined in the implementation plan that was approved by the B.C. Ministry. The Company does not anticipate that it will have any further liability under the Pollution Abatement Order.

Ardmore, Tennessee

         On December 28, 1995, the Company entered into a Consent Order and Agreement with the Tennessee Division of Superfund (the "Tennessee Division"), relating to the Ardmore facility, under which the Company agreed to conduct a preliminary investigation regarding whether volatile organics detected in and near the municipal drinking water supply are related to the Ardmore facility and, if necessary, to undertake any appropriate response. That investigation has disclosed contamination, including elevated concentrations of certain volatile and organic compounds, in soils of certain areas of the Ardmore facility and also has disclosed elevated levels of certain volatile organic compounds in the shallow residuum groundwater zone at the Ardmore facility. Under the terms of the Consent Order and Agreement, the Company submitted a Remediation Investigation and Feasibility Study ("RI/FS") work plan, which was accepted by the Tennessee Division, and the Company has initiated the RI/FS. Based on the available information, and recognizing that the nature and scope of remediation will be affected by the results of the RI/FS, the Company preliminary estimates a range of between $820,000 and $1,384,000 to complete the investigation and remediation of this site, of which approximately $433,255 has been spent.

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

Greenville, Mississippi

         Following the Company's acquisition of its Greenville, Mississippi facility, (the "Greenville facility"), a preliminary investigation disclosed volatile organic contaminants in soil and groundwater at the site. Based on further investigation, it appears that the contamination has not spread off site. The Company entered into a Consent Order with the Mississippi Department of Environmental Quality ("MDEQ") for a pilot study program which will help determine the effectiveness of certain technology tentatively identified for remediation and which will also help define the scope of remediation for the site. This pilot study program is expected to continue through June 1, 1997, although the Company expects to enter into a final Consent Order with MDEQ soon thereafter. While the Company's consultants and the MDEQ have not finalized the remediation plan, the remaining total investigative and remedial costs could total $1,251,000, depending upon the remediation plan ultimately adopted. Applicable costs of testing and remediation required at the Greenville facility are being shared with the former owners of the facility on a dollar for dollar basis, not to exceed $750,000, pursuant to the terms of an Escrow Agreement established at the time the facility was acquired. Any remediation costs in excess of the shared amount would be the sole responsibility of Wolverine.

Other

         The Company has been identified by the EPA as one of a number of (PRP's") at Superfund sites in Athens, Alabama and in Criner, Oklahoma. The Company believes that its potential liability with respect to these Superfund sites is not material. However, there can be no assurance that the Company will not be named a PRP at additional Superfund sites in the future or that the costs associated with those sites would not be substantial.

         The Company believes that it faces no significant liability for the Athens, Alabama site because it has removed all of the material that it contributed to the site. The Company believes that it faces no significant liability for the Criner, Oklahoma site because Henley, the prior owner of the site, has retained liability for all cleanup costs resulting from past disposal of used oil at the Criner, Oklahoma site pursuant to an indemnification agreement between the Company and

Henley. Henley, which is not affiliated with the Company, has discharged these obligations to date.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate earnings per share for all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the three-month periods ended March 29, 1997 and March 30, 1996 of $.01 and $.03 per share, respectively.

                           PART II OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

         There were no material legal proceeding developments during the three-month period ended March 29, 1997.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                  10.1     Agreement and General Release, dated April 1, 1997,
                           between the Company and Thomas B. Roller
                  10.2     Supplemental Indenture, dated as of April 25, 1997,
                           between the Company and Mellon Bank, F.S.B.
                  10.3     Credit Agreement, dated as of April 30, 1997, among
                           the Company, the lenders, named therein, Credit
                           Suisse First Boston, as Administrative Agent, and
                           Mellon Bank, N.A., as Documentary Agent
                  11       Computation of Earnings per Share
                  27       Financial Data Schedule (for SEC use only)

         (b)      Reports

                           On March 28, 1997, the Company filed a Form 8-K which
                  contained a press release that the Company issued on March 17, 1997 announcing that the net income for the quarter ending March 29, 1997 was expected to be approximately 15% below net income for the first quarter of 1996.

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


                                                Wolverine Tube, Inc.
                                                --------------------
                                                    (registrant)


Dated: May 12, 1997                 By: /s/ James E. Deason
                                       -----------------------------------------

                                        James E. Deason
                                        Executive Vice President
                                        Chief Financial Officer