Form 10-Q
period 1997-06-28
WOLVERINE TUBE INC
filed 1997-08-11
CIK 821407

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                   FORM 10-Q


(Mark One)

 X     Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of
---    1934

For the quarterly period ended June 28, 1997
                              --------------
                                       OR

       Transition report pursuant to Section 13 or 15(d) of the Securities Act
---    of 1934

For the transition period from            to
                               ----------    ----------

Commission file number 1-12164
                      ---------

                              WOLVERINE TUBE, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                  63-0970812
              --------                                  ----------
  (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                   Identification No.)

1525 Perimeter Parkway, Suite 210
Huntsville, Alabama                                       35806
----------------------------------------                  -----
(Address of principal executive offices)               (Zip Code)


                                 (205) 353-1310
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X       No
                                 ---          ---

Indicate the number of shares outstanding of each class of common stock, as of the latest practicable date:

                Class                            Outstanding at July 25, 1997
         ----------------                      --------------------------------
 Common Stock, par value $0.01 per share              14,035,499 shares

                              WOLVERINE TUBE, INC.

                                      INDEX



                                                                                                         Page No.
                                                                                                         --------

PART  I            Financial Information

      Item 1.      Financial Statements


                   Condensed Consolidated Statements of Income (unaudited) -
                   Three and Six-Month Periods Ended June 28, 1997 and
                   June 29, 1996........................................................................     2

                   Condensed Consolidated Balance Sheets (unaudited) -
                   June 28, 1997 and December 31, 1996..................................................     3

                   Condensed Consolidated Statements of Cash Flows (unaudited) -
                   Six-Month Periods Ended  June 28, 1997 and
                   June 29, 1996........................................................................     4

                   Notes to Condensed Consolidated
                   Financial Statements (unaudited).....................................................     5

      Item 2.      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations........................................     8


PART  II           Other Information

      Item 1.      Legal Proceedings....................................................................    18

      Item 4.      Submission of Matters to a Vote of Security Holders  ................................    18

      Item 6.      Exhibits and Reports on Form 8-K.....................................................    18

                              WOLVERINE TUBE, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                      (In thousands, except per share data)


                                                                     THREE MONTH PERIOD ENDED:    SIX-MONTH PERIOD ENDED:
                                                                    ---------------------------  -------------------------
                                                                      JUNE 28,     JUNE 29,       JUNE 28,      JUNE 29,
                                                                        1997         1996           1997          1996


NET SALES .......................................................     $178,082      $180,279      $351,658      $359,693
COST OF GOODS SOLD ..............................................      154,760       154,695       306,741       310,695
                                                                     ---------     ---------     ---------     ---------

GROSS PROFIT ....................................................       23,322        25,584        44,917        48,998
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ....................        5,590         6,144        10,996        11,204
NON-RECURRING CHARGE ............................................        4,384            --         4,384            --
                                                                     ---------     ---------     ---------     ---------

INCOME FROM OPERATIONS ..........................................       13,348        19,440        29,537        37,794

OTHER EXPENSES:
   INTEREST EXPENSE .............................................        1,958         2,328         4,382         4,631
   AMORTIZATION AND OTHER, NET ..................................           (6)          500           248           628
                                                                     ---------     ---------     ---------     ---------
INCOME BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM ...........................................       11,396        16,612        24,907        32,535

INCOME TAXES ....................................................        4,333         6,178         9,007        11,838
                                                                     ---------     ---------     ---------     ---------

INCOME BEFORE EXTRAORDINARY ITEM ................................        7,063        10,434        15,900        20,697

EXTRAORDINARY ITEM, NET OF INCOME TAX BENEFIT OF ................        4,738            --         4,738            --
                                                                     ---------     ---------     ---------     ---------

NET INCOME ......................................................        2,325        10,434        11,162        20,697

LESS: PREFERRED STOCK DIVIDENDS .................................          (70)          (70)         (140)         (140)
                                                                     ---------     ---------     ---------     ---------

NET INCOME APPLICABLE TO COMMON SHARES ..........................       $2,255       $10,364       $11,022       $20,557
                                                                     =========     =========     =========     =========

EARNINGS PER COMMON SHARE:

INCOME BEFORE EXTRAORDINARY ITEM ................................        $0.49         $0.73         $1.11         $1.45

EXTRAORDINARY ITEM, NET OF INCOME TAX BENEFIT ...................        (0.33)           --         (0.33)           --
                                                                     ---------     ---------     ---------     ---------

NET INCOME PER SHARE ............................................        $0.16         $0.73         $0.78         $1.45
                                                                     =========     =========     =========     =========


WEIGHTED AVERAGE NUMBER OF COMMON AND
   COMMON EQUIVALENT SHARES .....................................       14,200        14,141        14,220        14,179
                                                                     =========     =========     =========     =========



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------


                        (In thousands,except share data)

                                     ASSETS

                                                                                  JUNE 28,    DECEMBER 31,
                                                                                   1997          1996
                                                                                -----------   -----------
CURRENT ASSETS:                                                                 (UNAUDITED)      (NOTE)
 CASH AND EQUIVALENTS ......................................................       $7,240        $2,967
 ACCOUNTS RECEIVABLE, NET ..................................................       96,659        79,128
 INVENTORIES ...............................................................       71,834        73,525
 PREPAID EXPENSES AND OTHER ................................................          774           205
                                                                                ---------     ---------

     TOTAL CURRENT ASSETS ..................................................      176,507       155,825

PROPERTY, PLANT AND EQUIPMENT, NET .........................................      151,797       150,221
DEFERRED CHARGES AND INTANGIBLE ASSETS, NET ................................       87,032        84,946
PREPAID PENSIONS ...........................................................        4,901         6,028
                                                                                ---------     ---------

     TOTAL ASSETS ..........................................................     $420,237      $397,020
                                                                                =========     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 ACCOUNTS PAYABLE ..........................................................      $35,691       $27,318
 ACCRUED LIABILITIES .......................................................        3,248        11,231
 DEFERRED INCOME TAXES .....................................................        4,997         4,613
                                                                                ---------     ---------

     TOTAL CURRENT LIABILITIES .............................................       43,936        43,162

DEFERRED INCOME TAXES ......................................................       25,446        25,857
LONG-TERM DEBT .............................................................      113,675       100,473
POSTRETIREMENT BENEFIT OBLIGATIONS .........................................       12,354        12,505
ACCRUED ENVIRONMENTAL REMEDIATION ..........................................        3,019         3,732
                                                                                ---------     ---------

     TOTAL LIABILITIES .....................................................      198,430       185,729

MINORITY INTEREST ..........................................................           --            69

REDEEMABLE CUMULATIVE PREFERRED STOCK,  PAR VALUE $1 PER SHARE;
 20,000 SHARES ISSUED AND OUTSTANDING AT JUNE 28, 1997 AND
 DECEMBER 31, 1996 .........................................................        2,000         2,000

STOCKHOLDERS' EQUITY:
 CUMULATIVE PREFERRED STOCK, PAR VALUE $1 PER SHARE;
 500,000 SHARES AUTHORIZED .................................................           --            --

 COMMON STOCK, PAR VALUE $.01 PER SHARE; 20,000,000 SHARES
 AUTHORIZED, 14,015,621 AND 13,980,517 SHARES ISSUED AND OUTSTANDING AT
 JUNE 28, 1997 AND DECEMBER 31, 1996, RESPECTIVELY .........................          140           140

 ADDITIONAL PAID-IN CAPITAL ................................................       99,035        98,870
 RETAINED EARNINGS .........................................................      128,537       117,515
 ACCUMULATED CURRENCY TRANSLATION ADJUSTMENT ...............................       (7,905)       (7,303)
                                                                                ---------     ---------
     TOTAL STOCKHOLDERS' EQUITY ............................................      219,807       209,222
                                                                                ---------     ---------

     TOTAL LIABILITIES, REDEEMABLE CUMULATIVE PREFERRED STOCK
     AND STOCKHOLDERS' EQUITY ..............................................     $420,237      $397,020
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

                              WOLVERINE TUBE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 (In thousands)



                                                                            SIX-MONTH PERIOD ENDED:
                                                                           ------------------------
                                                                            JUNE 28,       JUNE 29,
                                                                              1997          1996
                                                                           ---------      --------
OPERATING ACTIVITIES
NET INCOME ...........................................................      $11,162       $20,697
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
 PROVIDED (USED) BY OPERATING ACTIVITIES:
   DEPRECIATION AND AMORTIZATION .....................................        8,884         8,099
   DEFERRED INCOME TAXES .............................................           25         1,777
   NON-CASH PORTION OF NON-RECURRING CHARGE ..........................        3,533            --
   EXTRAORDINARY LOSS ON RETIREMENT OF DEBT ..........................        4,738            --
   CHANGES IN OPERATING ASSETS AND LIABILITIES:
    ACCOUNTS RECEIVABLE ..............................................      (17,632)      (12,159)
    INVENTORIES ......................................................        1,530       (11,446)
    PREPAID EXPENSES AND OTHER .......................................         (581)       (1,742)
    ACCOUNTS PAYABLE .................................................        6,427         3,078
    ACCRUED LIABILITIES INCLUDING PENSION, POSTRETIREMENT BENEFIT
     AND ENVIRONMENTAL ...............................................       (6,058)        1,824
                                                                          ---------     ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES ............................       12,028        10,128

INVESTING ACTIVITIES

ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT ...........................      (14,445)       (2,327)
                                                                          ---------     ---------
NET CASH USED BY INVESTING ACTIVITIES ................................      (14,445)       (2,327)

FINANCING ACTIVITIES
FINANCING FEES .......................................................         (820)           --
BORROWINGS UNDER REVOLVING CREDIT FACILITY, NET ......................      111,440            --
ISSUANCE OF COMMON STOCK .............................................          177           999
PREMIUM AND FEES PAID ON RETIREMENT  OF DEBT .........................       (5,517)           --
PRINCIPAL PAYMENTS ON LONG-TERM DEBT AND
  CAPITALIZED LEASE OBLIGATIONS ......................................      (98,401)          (30)
DIVIDENDS PAID .......................................................         (140)         (140)
                                                                          ---------     ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES ............................        6,739           829

EFFECT OF EXCHANGE RATE ON CASH AND EQUIVALENTS ......................          (49)            4
                                                                          ---------     ---------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS ......................        4,273         8,634
CASH AND EQUIVALENTS BEGINNING OF PERIOD .............................        2,967         5,494
                                                                          ---------     ---------

CASH AND EQUIVALENTS END OF PERIOD ...................................       $7,240       $14,128
                                                                          =========     =========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 28, 1997
(Unaudited)



NOTE 1 - BASIS OF PRESENTATION

       The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of significant intercompany accounts and transactions. The accompanying condensed financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying condensed financial statements (and all information in this report) have not been examined by independent auditors; but, in the opinion of management all adjustments, which consist of normal recurring accruals necessary for a fair presentation of the results for the periods, have been made. The results of operations for the three and six-month periods ended June 28, 1997 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

       The Company uses it internal operational reporting cycle for quarterly financial reporting.

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

       The Company has accrued environmental remediation costs of $3,019,000 as of June 28, 1997 consisting primarily of $57,000 for estimated remediation costs for the London and Fergus facilities, $1,893,000 for the Decatur, Alabama facility, $595,000 for the Greenville, Mississippi facility, and an aggregate of $474,000 for the Ardmore, Tennessee facility and the Shawnee, Oklahoma facility (with respect to the Double Eagle Refinery site). Based on information currently available, the Company believes that the costs of these matters are not reasonable likely to have a material adverse effect on the Company's consolidated financial condition, results of operations of liquidity.

NOTE 3 - INVENTORIES

--------------------------------------------------------------------------------
INVENTORIES ARE AS FOLLOWS:                      June 28, 1997   December 31,
                                                                     1996
--------------------------------------------------------------------------------
                                               (In thousands)
Finished Products                                $17,841              $13,626

Work-in-Progress                                  24,131               26,646

Raw materials and supplies                        29,862               33,253
--------------------------------------------------------------------------------
                                                 $71,834              $73,525
================================================================================

NOTE 4 - INTEREST EXPENSE, NET

       Interest expense is net of interest income and capitalized interest of $252,000 and $339,000 for the three-month periods ended June 28, 1997 and June 29, 1996, respectively and $375,000 and $559,000 for the six-month periods ended June 28, 1997 and June 29, 1996, respectively.

NOTE 5 - LONG-TERM DEBT

       In April 1997, the Company completed a refinancing which consisted of entering into a new five year $200 million unsecured credit agreement (the "New Credit Agreement") to replace the Company's existing credit facility, as well as a tender offer for the $99 million in outstanding principal amount of the Company's 10 1/8% Senior Subordinated Notes due 2002 ("Notes"). The New Credit Agreement (i) provides for an aggregate available revolving credit facility of $200 million, including a $20 million sublimit available to Wolverine Tube (Canada) Inc., (ii) matures in full in April 2002, and (iii) provides for an interest rate, at the Company's election, at a floating base rate that is either
(a) the higher of the federal funds effective rate plus .50% or the prime rate or (b) LIBOR plus a specified margin of .25% to .875%. Upon the consummation of the refinancing, on April 30, 1997, the Company borrowed approximately $107 million under the New Credit Agreement, substantially all of which was used to finance the purchase of the $98.225 million in Notes that were tendered in the tender offer as well as related financing expenses. As of June 28, 1997, the Company had approximately $89 million in additional borrowing availability under the New Credit Agreement, and an aggregate of $775,000 in aggregate principal amount of the Notes remain outstanding. Accordingly, during the second quarter the Company recorded an extradordinary after tax charge of $4,738,000 ($7,520,000 pre-tax) resulting from the early retirement of the Notes.

NOTE 6 - INTEREST RATE INSTRUMENTS

       On May 7, 1997, the Company entered into an interest rate swap agreement with a certain lender providing bank financing. The agreement effectively fixed the interest rate on $65,000,000 floating debt from the New Credit Agreement at a rate of 6.82% plus the specified margin from the New Credit Agreement of .25% to .875%. The interest rate swap expires on May 7, 2002 and is based on 3-month LIBOR. This interest rate swap is accounted for as a hedge; accordingly, gains and losses are recognized as interest expense.

NOTE 7 - NON RECURRING CHARGE

       During the second quarter of 1997, the Company recognized a non-recurring, pre-tax charge of $4,384,000 ($2,997,000 net of tax). This charge included $1.8 million of expenses related to the implementation of the Company's 1997 Voluntary Early Retirement Program (the "Plan"); $1.3 million of severance costs primarily associated with the departure of the Company's former Chief Executive Officer; $0.6 million professional fees and other costs associated with an acquisition that was not completed; and $0.7 million of the cost of discontinuing the Poland operations of Small Tube Manufacturing Corporation (a wholly-owned subsidiary of the Company).

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three-Month Period Ended June 28, 1997 Compared to
Three-Month Period Ended June 29, 1996

         For the three-month period ended June 28, 1997, consolidated net sales were $178.1 million compared with $180.3 million in the three-month period ended June 29, 1996. The decrease in sales for the three-month period this year versus last year was attributable to a decrease in the price of copper, which was partially offset by increased shipments and fabrication charges. The average Comex price of copper was $1.14 per pound in the most recent three-month period compared with $1.16 per pound in the same period a year ago. The primary impact to Wolverine of lower copper prices is lower net sales and costs of goods sold. The Company uses various strategies to minimize the effect of copper prices on the Company's earnings.

         Total pounds shipped for the three-month period of 1997 increased to
87.9 million pounds compared with 87.5 million pounds in the three-month period a year ago. Shipments of commercial tube increased 1.3%, primarily as a result of increased shipments of industrial tube to fittings manufacturers and increased shipments of fabricated products from Tube Forming, Inc., which the Company acquired in September 1996; however, shipments of industrial tube used in residential air conditioning did not meet anticipated levels because the residential air conditioning manufacturers generally did not reach their expected production levels, and shipments of technical tube declined because manufacturers of large commercial air conditioners reduced their production from previous years' levels. Shipments of the Company's wholesale products increased 2.7% as a result of the Company increasing its offering of these products in the United States. Shipments of rod, bar and strip products decreased 6.6%, primarily due to decreased sales of strip products to the Canadian mint.

         Consolidated gross profit decreased to $23.3 million in the three-month period of 1997 compared to $25.6 million in the three-month period of 1996. The decrease in gross profit is primarily the result of a shift in product mix to products with lower margins within the commercial products line and an increase in shipments of wholesale products which tend to have lower margins. In order for the Company to manage weak market conditions, the Company utilized its manufacturing capabilities and shifted production to lower margin products within these two product categories for which there was a stronger market.

         Consolidated selling, general and administrative expenses for the three-month period of 1997 were $5.6 million as compared to $6.1 million in the three-month period in 1996. This decrease was primarily the result of reduced outside professional and legal expenses during the quarter and reduced salary expense resulting from the implementation of the Company's 1997 Voluntary Early Retirement Program.

         During the three-month period of 1997, the Company recognized a non-recurring pre-tax charge to operations of $4.4 million ($3.0 million after tax). This one-time charge to operations reflects $1.8 million of expenses incurred in connection with the implementation of the Company's 1997 Voluntary Early Retirement Program; $1.3 million of severance cost primarily associated with the departure of the Company's former Chief Executive Officer; $0.6 million of professional fees and others associated with an acquisition that was not completed; and the $0.7 million of cost for discontinuing the Poland operations of Small Tube Manufacturing Corporation (a wholly owned subsidiary of the Company).

         Consolidated net interest expense for the three-month period in 1997 decreased to $2.0 million from $2.3 million in the three-month period in 1996. This decrease is primarily the result of reduced interest expense resulting from the Company's refinancing of its 10 1/8% Senior Subordinated Notes due 2002 ("Notes") during the three-month period in April 1997. The Company incurred an extraordinary charge associated with the early extinguishment of the Notes. The charge on the extinguishment, net of tax was approximately $4.7 million ($7.5 million pre-tax).

         The effective tax rate for the three-month period ended June 28, 1997 was 38.0%, compared with 37.2% in the three-month period a year ago.

         Consolidated net income for the three-month period in 1997 was $2.3 million or $0.16 per share, compared to $10.4 million or $0.73 per share in the three-month period a year ago. Adjusting for the one-time tax charge of $3.0 million or $0.21 per share and the extraordinary charge of $4.7 million or $0.33 per share, consolidated net income and earnings per share for the three-month period in 1997 would been $10.0 million or $0.70 per share.


Six-Month Period Ended June 28, 1997 Compared to
Six-Month Period Ended June, 29, 1996

         For the six months ended June 28, 1997, consolidated net sales were $351.7 million compared with $359.7 million in the six-month period ended June 29, 1996. The decrease in sales for the six-month period this year versus last year was attributable to a decrease in the price of copper, which was partially offset by increased shipments and fabrication charges. The average COMEX price of copper was $1.13 per pound in the most recent six-month period compared with $1.17 per pound in the same period a year ago. The primary impact to Wolverine of lower copper prices is lowered net sales and a corresponding decrease in cost of goods sold. The Company uses various strategies to minimize the effect of copper prices and the Company's earnings.

         Total pounds shipped for the six-month period of 1997 increased to
172.6 million compared with 172.5 million pounds in the six-month period a year ago. Shipments of commercial tube decreased 2.0% primarily as a result of decreased industrial tube used in residential air conditioning, because residential air conditioning manufacturers generally did not reach their expected production levels, as well as decreased technical tube shipments, because the manufacturers of large commercial air conditioners reduced their production from previous years' levels. The decline in shipments was offset somewhat by increased shipments of fabricated products as a result of the acquisition of Tube Forming, Inc. in September 1996. Shipments of wholesale products increased 13.2% as the Company increased its shipments into the United States. Rod, bar and strip products decreased 8.2%, primarily as a result of decreased shipments of strip products to the Canadian mint.

         Consolidated gross profit decreased to $44.9 million in the six-month period of 1997 compared to $49.0 million in the six-month period in 1996. This decrease is primarily the result of decreased shipments of commercial products, which are generally the Company's highest margin product, and a shift in product mix to products with lower margins within the commercial products and an increase in shipments of wholesale products which tend to have lower margins. In order for the Company to manage weak market conditions, the Company utilized its manufacturing capabilities and shifted production to lower margin products within these two product categories for which there was a stronger market.

         Consolidated selling, general and administrative expenses for the six-month period of 1997 were $11.0 million compared to $11.2 million in the six-month period of 1996.

         During the six-month period of 1997, the Company recognized a one-time pre-tax charge to operations of $4.4 million ($3.0 million after tax) as described previously in the three-month period of 1997.

         Consolidated net interest expenses for the six-month period in 1997 was $4.4 million compared to $4.6 million in the six-month period in 1996. This modest decrease is primarily due to reduced interest expense associated with the Company's refinancing of debt in April 1997 which was partially offset by reduced interest income during the six-month period of 1997 resulting from the Company use of cash holdings in the third quarter of 1996 to purchase Tube Forming, Inc. The Company incurred an extraordinary charge associated with the early extinguishment of the Notes. The charge on the extinguishment net of tax was $4.7 million ($7.5 million pre-tax).

         The effective tax rate for the six-month period in 1997 was 36.2% compared to 36.4% in the six-month period in 1996.

         Consolidated net income for the six-month period in 1997 was $11.2 million or $0.78 per share, compared to $20.7 million or $1.45 per share in the six-month period a year ago. Adjusting for the one-time after tax charge of $3.0 million or $0.21 per share and the extraordinary charge of $4.7 million or $0.33 per share, consolidated net income and earnings per share for the six-month period in 1997 would have been $18.9 million or $1.32 per share.

Liquidity and Capital Resources

         Net cash provided by operating activities totaled $12.0 million in the first six months of 1997 compared to $10.1 million in the first six months of 1996. The change was primarily due to the decrease in net income, deferred taxes, accrued liabilities, the recognition of the one-time charge and the extraordinary loss on retirement of debt in the six-month period of 1997 compared to the six-month period of 1996. The $6.0 million decrease in accrued liabilities is primarily the result of timing difference in income tax payments made during the six-month period of 1997. The $17.6 million increase in net accounts receivable from December 31, 1996 is primarily due to increases in COMEX copper prices over the prevailing prices at year end 1996.

         On April 30, 1997, the Company entered into a new five-year $200 million unsecured credit agreement (the "New Credit Agreement") to replace the Company's existing credit facility, as well as a tender offer for the $99 million in outstanding principal amount of the Notes. The New Credit Agreement
(i) provides for an aggregate available revolving credit facility of $200 million, including a $20 million sublimit facility available to Wolverine Tube (Canada) Inc., (ii) matures in full in April 2002, and (iii) provides for an interest rate, at the Company's selection, at a floating base rate that is either (a) the higher of the federal funds effective rate plus .50% or the prime rate or (b) LIBOR plus a specified margin of .25% to .875%. Upon the consummation of the refinancing the Company borrowed approximately $107 million under the New Credit Agreement, substantially all of which was used to refinance the purchase of the $98.225 million in Notes that were tendered in the tender offer and related refinancing expenses. As of June 28, 1997 the Company had $111.4 million in outstanding borrowings under the New Credit Agreement, approximately $89 million in additional borrowing availability thereafter, and an aggregate of $775,000 in aggregate principal amount of the Notes remain outstanding.

         In the ordinary course of business the Company enters into various types of transactions that involve contracts and financial instruments with off-balance sheet risk. The Company enters into these financial instruments to manage financial market risk, including foreign exchange risk, commodity price risk for certain customers and interest rate risk. The Company is exposed to loss on the forward contracts in the event of non-performance by the customer whose orders are covered by such contracts. However, the Company does not anticipate non-performance by such customers. The Company accounts for its interest rate swap as a hedge, accordingly, gains and losses are recognized as interest expense. The Company enters into these financial instruments utilizing over-the-counter as opposed to exchange traded instruments. The Company mitigates the risk that counterparties to these over-the-counter agreements will fail to perform by only entering into agreements with major international financial institutions.

         Capital expenditures were $14.4 million for the first six months of 1997 and $2.3 million for the first six months of 1996. The Company currently expects to spend approximately $20 million in 1997 under its existing capital program. The Company believes that it will be able to satisfy its existing working capital needs, interest obligations and capital expenditure requirements with cash flow from operations and funds available from the credit agreement.

          Upon review of current business and market conditions, the Company elected to adopt the 1997 Voluntary Early Retirement Program (the "Plan"). This Plan rewards certain eligible employees who elected on a voluntary basis to take early retirement from the Company between March 26, 1997 and May 12, 1997. After the execution of a binding Voluntary Early Retirement Agreement and General Release by each eligible employee, the Company paid each such employee an early retirement payment and provided certain other considerations. The payment was an amount equal to four weeks' base pay plus one additional weeks' pay for each year of service, up to a maximum of twenty-six weeks' total, less applicable taxes and withholdings required by law. Twenty-six employees from various locations and departments throughout the Company elected to participate in the Plan. At the end of the second quarter the implementation of the Plan was completed. The Company expects to realize approximately $2.0 million in reduced salary and related expenses per year as a result of the Plan. Implementation of the Plan resulted in an approximately $1.8 million charge that was included in the Company's non-recurring charge and recognized in the second quarter of 1997. The primary components of the charge relating to the Plan include approximately $1.0 million relating to severance and vacation pay and $0.6 million of increased pension expense resulting from these early retirements.

         The Company continues to experience unusually weak demand for its tubular products used in the commercial and residential air conditioning market. The unanticipated availability of reclaimed chlorofluorocarbons ("CFC's") at reasonable prices has slowed the rate of replacing large commercial air conditioners using CFC refrigerants. In addition, the record levels of manufacturer and distributor residential inventories, compounded by a cool spring and early summer, has softened demand for the Company's high margin residential air conditioner products. In addition, wholesale products experienced price decreases due to a slowdown in product demand and increases in foreign competition. In order to manage these weak markets, the Company exercised its flexibility and shifted manufacturing to lower margin products. These markets are very volatile and are subject to rapid change. However, if these market conditions persist throughout the third quarter of 1997, the Company could experience a decrease in fabrication charges of 15-18 percent, compared to the third quarter of 1996.

Safe Harbor Statement under The Private Securities Litigation Reform Act of 1995

         Certain of the statements and subject areas contained herein that are not based upon historical or current facts deal with or may be impacted by potential future circumstances and developments. Such statements and the discussion of such subject areas involve, and are therefore qualified by, the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from the Company's actual future experience involving any one or more of such subject areas. The Company has attempted to identify, in context, certain of the factors that it currently believes may cause actual future experience and results to differ from current expectations regarding the relevant statement or subject area. The Company's operations and results also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified elsewhere herein, including, but not limited to, cyclicality and seasonality in the industries to which Wolverine sells its products, the impact of competitive products and pricing, extraordinary fluctuations in the pricing and supply of the Company's raw materials, volitility of commodities markets, unanticipated developments in the areas of environmental compliance, and other risks and uncertainties identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

Environmental

         The Company's facilities and operations are subject to extensive environmental laws and regulations. During the six-month period ended June 28, 1997, the Company spent approximately $0.6 million on environmental matters which include remediation costs, monitoring costs and legal and other costs. The Company has a reserve of $3.0 million for environmental remediation costs which is reflected in the Company's Condensed Consolidated Balance Sheet. The Company has approved $3.0 million for capital expenditures relating to environmental matters during 1997, of which $1.1 has been spent through June 28, 1997. Based upon information currently available, the Company believes that the costs of the environmental matters described below are not reasonably likely to have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

Oklahoma City, Oklahoma

         The Company is one of a number of Potentially Responsible Parties (PRP's) named by the Environmental Protection Agency (EPA) with respect to the soil and groundwater contamination at the Double Eagle Refinery Superfund site in Oklahoma City, Oklahoma. The costs associated with the cleanup of this site will be entirely borne by the PRP group (the "Group"), as the site owner has filed for bankruptcy protection. In March 1993, twenty-three PRP's named with respect to the soil contamination of the site, including the Company, submitted a settlement offer to the EPA. Settlement negotiations between the Group and the EPA are continuing, but currently contemplate a settlement and consent order among the PRP's, the EPA and the State of Oklahoma, which would provide for each PRP's liability to be limited to a pro rata share of an aggregate amount based upon the EPA's worst-case cost scenario to remediate the site. Under the current proposal, the Company's settlement amount is estimated to be between $355,000 and $800,000.


Decatur, Alabama

         The Company is subject to an order under Section 3008(h) of the Resource Conservation and Recovery Act (RCRA) to perform a facilities investigation of its site in Decatur, Alabama, including a portion of the site where wastes were buried (the "Burial Site"). Should the EPA decide to order remediation, the remaining monitoring, legal and other costs are estimated to be $1.9 million. Under an agreement between the Company and an affiliate of the Henley Group, Inc. (collectively, "Henley"), the prior owner of the property, Henley took control of investigation and any required cleanup of the Burial Site. In February 1997, the Company exercised its option to release Henley from liability for further remediation, monitoring and related costs with respect to the Burial Site following the receipt of the settlement payment. The Company is currently awaiting comments and approval from the EPA on a Corrective Measures Study ("CMS") that Henley had submitted to the EPA regarding the Burial Site. The cost to the Company to comply with the CMS, as currently presented, will not have an adverse effect in the Company's financial position or results of operations.

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

         The Company discontinued operations at the New Westminster facility in April 1991, and the facility was sold in November 1995 to Juker Holdings Ltd. ("Juker"). Terms of the sales agreement provide that Juker assume responsibility for the remediation of the New Westminster and neighboring properties (excluding the Fraser River) and indemnify Wolverine from any liability with respect to the remediation of the New Westminster Property.

         The Company currently has no obligation to remediate the soil contamination at its Montreal property under current Quebec statutes. The traces of PCB's within the Montreal Property have been remediated. The Company has instituted a program to prevent further contamination and is monitoring the existing contamination. The Company intends to continue to operate the Montreal Property and does not currently plan to remediate the heavy metal contamination; thus, no estimate has been made of the costs to remove the heavy metal from the soil and no amount has been accrued in the accompanying condensed consolidated financial statements.

         On October 13, 1993, the Company filed a Statement of Claim against Noranda and other parties, contending that Noranda is liable for substantially all of the cleanup costs at New Westminster and Montreal under the environmental indemnity contained in the purchase agreement and that Noranda materially breached the agreement by failing, among other things, to provide full and complete disclosure of the condition of the facilities. The Statement of Claim seeks certain declaratory judgments, specific performance of the agreement, and general specific prospective damages of up to $25,000,000 (Canadian). In March 1997, the Company and Noranda reached an oral agreement to settle the Statement of Claim. The proposed settlement provides that Noranda will reimburse the Company for a portion of the costs incurred in the remediation study and other related costs associated with the New Westminster Property. In addition, the oral agreement contemplates that Noranda and the Company would enter into a cost sharing arrangement with respect to future remediation costs at the Montreal Property, up to a maximum amount of $9.9 million. Pursuant to the proposed arrangement, which would expire in September 2002, Noranda would be responsible for a maximum of $6 million and the Company would be responsible for a maximum of $3.9 million of such costs. Any remediation costs in excess of $9.9 million would be the sole responsibility of the Company. While the Company anticipates entering into a definitive agreement with Noranda as summarized above, there can be no assurance that such an agreement will be entered into or that, if an agreement is reached, the terms thereof will be as orally agreed upon.

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

Ardmore, Tennessee

         On December 28, 1995, the Company entered into a Consent Order and Agreement with the Tennessee Division of Superfund (the "Tennessee Division"), relating to the Ardmore facility, under which the Company agreed to conduct a preliminary investigation regarding whether volatile organics detected in and near the municipal drinking water supply are related to the Ardmore facility and, if necessary, to undertake any appropriate response. That investigation has disclosed contamination, including elevated concentrations of certain volatile organic compounds, in soils of certain areas of the Ardmore facility and also has disclosed elevated levels of certain volatile organic compounds in the shallow residuum groundwater zone at the Ardmore facility. Under the terms of the Consent Order and Agreement, the Company submitted a Remedial Investigation and Feasibility Study ("RI/FS") work plan, which was accepted by the Tennessee Division, and the Company has initiated the RI/FS. Based on the available information, and recognizing that the nature and scope of remediation will be affected by the results of the RI/FS, the Company preliminarily estimates a range of between $820,000 and $1,384,000 to complete the investigation and remediation of this site, of which approximately $701,531 has been spent.

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

Greenville, Mississippi

         Following the Company's acquisition of its Greenville, Mississippi facility, (the "Greenville facility"), a preliminary investigation disclosed volatile organic contaminants in soil and groundwater at the site. Based on further investigation, it appears that the contamination has not spread off site. The Company entered into a Consent Order with the Mississippi Department of Environmental Quality ("MDEQ") for a pilot study program which will help determine the effectiveness of certain technology tentatively identified for remediation and which will also help define the scope of remediation for the site. The pilot study program concluded on June 1, 1997. The Company entered into a final consent agreement with the MDEQ on July 15, 1997. Remediation efforts will begin in the third quarter of 1997 and are expected to continue for approximately three years. The remaining total investigative and remedial costs could total $1,190,000, under the remediation plan the Company adopted. Applicable costs of testing and remediation required at the Greenville facility are being shared with the former owners of the facility on a dollar for dollar basis, not to exceed $750,000, pursuant to the terms of an Escrow Agreement established at the time the facility was acquired. Any remediation costs in excess of the shared amount would be the sole responsibility of Wolverine.

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

Impact of Recently Issued Accounting Standards

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate earnings per share for all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the three-month periods ended June 29, 1996 of $0.02 per share. Additionally, the impact is expected to result in an increase in primary earnings per share for the six-month periods ended June 28, 1997 and June 29, 1996 of $0.01 and $0.05 per share, respectively.

                           PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       There was no material legal proceeding developments during the three-month period ended June 28, 1997.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       On May 22, 1997, the Company held its Annual Meeting of Stockholders. The matters voted upon at the meeting and the results of these votes are as follows:

       1.     Election of Directors       Votes For     Votes Withheld
                                          ---------     --------------
              Donald C. Blasius           10,831,866       461,998
              Gregory M. Trickey          10,832,166       461,698

       2.     Amendment and Restatement of the 1993 Equity Incentive Plan

              Votes For            Votes Against        Votes Abstained
              ---------            -------------        ---------------
              9,190,488              1,942,724             160,652

       3.     Appointment of Ernst & Young, LLP as Independent Auditors

              Votes For            Votes Against        Votes Abstained
              ---------            -------------        ---------------
              11,267,163             11,310                15,391

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits
              11            Computation of Earnings per Share
              27            Financial Data Schedule (for SEC use only)

       (b)    Reports

              On March 31, 1997, the Company filed a Form 8-K which contained a press release that the Company issued on March 31, 1997 announcing that its Board of Directors had appointed John M. Quarles to serve as Interim Chief Executive Officer.

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


                                                 Wolverine Tube, Inc.
                                                 --------------------
                                                   (registrant)



Dated: August 8, 1997                     By:  /s/ James E. Deason
                                               ------------------------------

                                               James E. Deason
                                               Executive Vice President
                                               Chief Financial Officer

                                EXHIBIT INDEX

                                                                   Sequential
 Exhibit Number                                                    Page Number
 --------------                                                    -----------
       11  --  Computation of Earnings per Share

       27  --  Financial Data Schedule (for SEC use only)
