Form 10-Q
period 1997-09-27
WOLVERINE TUBE INC
filed 1997-11-07
CIK 821407

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                    FORM 10-Q

(Mark One)

   X        Quarterly report pursuant to Section 13 or 15 (d) of the Securities
--------    Act of 1934

For the quarterly period ended September 27, 1997
                               ------------------

                                       OR

            Transition report pursuant to Section 13 or 15 (d) of the Securities
--------    Act of 1934

For the transition period from                         to
                               ----------------------      ---------------

Commission file number 1-12164
                       -------

                               WOLVERINE TUBE INC.
                               -------------------
             (Exact name of registrant as specified in its charter)



             Delaware                                 63-0970812
             --------                                 ----------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)


       1525 Perimeter Parkway, Suite 210
       Huntsville, Alabama                                      35806
       ----------------------------------------              ---------
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
                                Yes     X     No
                                    --------      -------

Indicate the number of shares outstanding of each class of common stock, as of the latest practicable date:


                 Class                          Outstanding at October 31, 1997
              -----------                       -------------------------------
 Common Stock, par value $0.01 per share               14,060,106 shares

                              WOLVERINE TUBE, INC.

                                      INDEX



                                                                        Page No.

PART I.    Financial  Information

   Item I. Financial Statements


           Condensed Consolidated Statements of Income (unaudited) -
           Three and Nine-Month Periods Ended September 27, 1997 and
           September 28, 1996..............................................2

           Condensed Consolidated Balance Sheets (unaudited)-
           September 27, 1997 and December 31, 1996........................3

           Condensed Consolidated Statements of Cash Flows (unaudited) -
           Nine-Month Periods Ended September 27, 1997 and
           September 28, 1996..............................................4

           Notes to Condensed Consolidated
           Financial Statements (unaudited)................................5

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations...................8


PART II.   Other Information

   Item 1. Legal Proceedings...............................................17

   Item 6. Exhibits and Reports on Form 8-K................................17

                              WOLVERINE TUBE, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                      (In thousands, except per share data)


                                                Three-month period ended:      Nine-month period ended:
                                                --------------------------    ----------------------------
                                                September 27,  September 28,  September 27,  September 28,
                                                    1997           1996           1997            1996


Net sales ...................................     $ 159,380      $ 168,653      $ 511,038      $ 528,346
Cost of goods sold ..........................       140,871        145,806        447,612        456,501
                                                  ---------      ---------      ---------      ---------

Gross profit ................................        18,509         22,847         63,426         71,845
Selling, general and
  administrative expenses ...................         5,243          5,046         16,239         16,250
Non-recurring charge ........................            --             --          4,384             --
                                                  ---------      ---------      ---------      ---------

Income from operations ......................        13,266         17,801         42,803         55,595

Other expenses:
  Interest expense ..........................         1,602          2,287          5,984          6,918
  Amortization and other, net ...............           152            351            400            979
                                                  ---------      ---------      ---------      ---------
Income before income taxes and
  extraordinary item ........................        11,512         15,163         36,419         47,698

Income taxes ................................         4,223          5,583         13,230         17,421
                                                  ---------      ---------      ---------      ---------

Income before extraordinary item ............         7,289          9,580         23,189         30,277

Extraordinary item, net of income
 tax benefit of $2,782.......................            --             --          4,738             --
                                                  ---------      ---------      ---------      ---------

Net income ..................................         7,289          9,580         18,451         30,277

Less: Preferred stock dividends .............           (70)           (70)          (210)          (210)
                                                  ---------      ---------      ---------      ---------

Net income applicable to common shares ......     $   7,219      $   9,510      $  18,241      $  30,067
                                                  =========      =========      =========      =========

Earnings per common share:

  Income before extraordinary item ..........     $    0.51      $    0.67      $    1.61      $    2.12

  Extraordinary item, net of
   income tax benefit .......................            --             --          (0.33)            --
                                                  ---------      ---------      ---------      ---------

Net income per share ........................     $    0.51      $    0.67      $    1.28      $    2.12
                                                  =========      =========      =========      =========


Weighted average number of common and
  common equivalent shares ..................        14,240         14,215         14,227         14,191
                                                  =========      =========      =========      =========



See notes to condensed consolidated financial statements.

                              WOLVERINE TUBE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                        (In thousands,except share data)

                                     ASSETS

                                                               September 27,   December 31,
                                                                    1997           1996
                                                               -------------   ------------
Current assets:                                                  (Unaudited)       (Note)

    Cash and equivalents ...................................     $   8,802      $   2,967
    Accounts receivable, net ...............................        88,242         79,128
    Inventories ............................................        72,168         73,525
    Prepaid expenses and other .............................         1,079            205
                                                                 ---------      ---------

       Total current assets ................................       170,291        155,825

Property, plant and equipment, net .........................       153,458        150,221
Deferred charges and intangible assets, net ................        88,294         84,946
Prepaid pensions ...........................................         4,969          6,028
                                                                 ---------      ---------

       Total assets ........................................     $ 417,012      $ 397,020
                                                                 =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable .......................................     $  39,257      $  27,318
    Accrued liabilities ....................................         8,429         11,231
    Deferred income taxes ..................................         4,000          4,613
                                                                 ---------      ---------

       Total current liabilities ...........................        51,686         43,162

Deferred income taxes ......................................        25,995         25,857
Long-term debt .............................................        94,347        100,473
Postretirement benefit obligations .........................        12,378         12,505
Accrued environmental remediation ..........................         2,920          3,732
                                                                 ---------      ---------

       Total liabilities ...................................       187,326        185,729

Minority interest ..........................................            --             69

Redeemable cumulative preferred stock, par
    value $1 per share; 20,000
    shares issued and outstanding at
    September 27, 1997 and December 31, 1996 ..............          2,000          2,000

Stockholders' equity:
    Cumulative preferred stock,
     par value $1 per share;
     500,000 shares authorized .............................            --             --

    Common stock, par value $.01 per share;
     20,000,000 shares authorized,
     14,057,076 and 13,980,517 shares
     issued and outstanding at
     September 27, 1997 and December
     31, 1996, respectively ................................           141            140

    Additional paid-in capital .............................        99,833         98,870
    Retained earnings ......................................       135,756        117,515
    Accumulated currency translation adjustment ............        (8,044)        (7,303)
                                                                 ---------      ---------
       Total stockholders' equity ..........................       227,686        209,222
                                                                 ---------      ---------

       Total liabilities, redeemable
       cumulative preferred stock
       and stockholder's equity ............................     $ 417,012      $ 397,020
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

                              WOLVERINE TUBE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 (In thousands)



                                                                   Nine-month period ended:
                                                                ----------------------------
                                                                September 27,  September 28,
                                                                    1997           1996
                                                                -------------  -------------
OPERATING ACTIVITIES
Net income .................................................      $ 18,451       $ 30,277
Adjustments to reconcile net income to net cash
 provided (used) by operating activities:
   Depreciation and amortization ...........................        12,881         12,179
   Deferred income taxes ...................................          (411)         2,076
   Non-cash portion of non-recurring charge ................         3,533             --
   Extraordinary loss on retirement of debt ................         4,738             --
   Changes in operating assets and liabilities:
    Accounts receivable ....................................        (9,257)        (4,093)
    Inventories ............................................         1,708        (10,776)
    Prepaid expenses and other .............................        (1,401)        (1,379)
    Accounts payable .......................................        10,017           (179)
    Accrued liabilities including pension,
    postretirement benefit and environmental ...............          (889)        (2,199)
                                                                  --------       --------
Net cash provided by operating activities ..................        39,370         25,906

INVESTING ACTIVITIES
Additions to property, plant and equipmen ..................       (17,349)        (4,602)
Purchase of subsidiary .....................................            --        (34,305)
Acqusition of business assets ..............................        (4,048)            --
Other ......................................................          (132)            --
                                                                  --------       --------
Net cash used by investing activities ......................       (21,529)       (38,907)

FINANCING ACTIVITIES
Financing Fees .............................................          (820)            --
Borrowings under revolving credit facility, net ............        92,115         10,935
Issuance of common stock ...................................           907          2,547
Premium and fees paid on retirement  of debt ...............        (5,517)            --
Principal payments on long-term debt and
  capitalized lease obligations ............................       (98,440)           (57)
Dividends paid .............................................          (210)          (210)
                                                                  --------       --------
Net cash provided (used) by financing activities ...........       (11,965)        13,215

Effect of exchange rate on cash and equivalents ............           (41)            26
                                                                  --------       --------
Net increase in cash and equivalents .......................         5,835            240

Cash and equivalents beginning of period ...................         2,967          5,494
                                                                  --------       --------

Cash and equivalents end of period .........................      $  8,802       $  5,734
                                                                  ========       ========


See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 27, 1997
(Unaudited)


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of significant intercompany accounts and transactions. The accompanying condensed financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying condensed financial statements (and all information in this report) have not been examined by independent auditors; but, in the opinion of management all adjustments, which consist of normal recurring accruals necessary for a fair presentation of the results for the periods, have been made. The results of operations for the three and nine-month periods ended September 27, 1997 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

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

         The Company has accrued environmental remediation costs of $2,920,000 as of September 27, 1997 consisting primarily of $38,000 for estimated remediation costs for the London and Fergus, Canada, facilities, $1,792,000 for the Decatur, Alabama facility, $595,000 for the Greenville, Mississippi facility, and an aggregate of $495,000 for the Ardmore, Tennessee facility and the Shawnee, Oklahoma facility (with respect to the Double Eagle Refinery site). Based on information currently available, the Company believes that the costs of these matters are not reasonable likely to have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

NOTE 3 - INVENTORIES

--------------------------------------------------------------------------------
Inventories are as follows:                 September 27,         December 31,
                                                1997                1996
--------------------------------------------------------------------------------
                                                       (In thousands)
Finished products                             $15,962                  $13,626
Work-in-progress                               23,495                   26,646
Raw materials and supplies                     32,711                   33,253
-------------------------------------------------------------------------------
                                              $72,168                  $73,525
================================================================================

NOTE 4 - INTEREST EXPENSE, NET

         Interest expense is net of interest income and capitalized interest of $162,000 and $285,000 for the three-month periods ended September 27, 1997 and September 28, 1996, respectively, and $537,000 and $884,000 for the nine-month periods ended September 27, 1997 and September 28, 1996, respectively.

 NOTE 5 - LONG-TERM DEBT

         In April 1997, the Company completed a refinancing which consisted of entering into a new five year $200 million unsecured credit agreement (the "New Credit Agreement") to replace the Company's existing credit facility, as well as a tender offer for the $99 million in outstanding principal amount of the Company's 10 1/8% Senior Subordinated Notes due 2002 ("Notes"). The New Credit Agreement (i) provides for an aggregate available revolving credit facility of $200 million, including a $20 million sublimit available to Wolverine Tube (Canada) Inc., (ii) matures in full in April 2002, and (iii) provides for an interest rate, at the Company's election, at a floating base rate that is either
(a) the higher of the federal funds effective rate plus .50% or the prime rate or (b) LIBOR plus a specified margin of .25% to .875%. Upon the consummation of the refinancing, on April 30, 1997, the Company borrowed approximately $107 million under the New Credit Agreement, substantially all of which was used to finance the purchase of the $98.225 million in Notes that were tendered as well as related financing expenses. Accordingly, during the second quarter the Company recorded an extraordinary after-tax charge of $4,738,000 ($7,520,000 pre-tax) resulting from the early retirement of the Notes. As of September 27, 1997, the Company had approximately $106 million in additional borrowing availability under the New Credit Agreement. On October 31, 1997, the balance of $775,000 in aggregate principal amount of the Notes that had remained outstanding was called for redemption by the Company at 103.8%, pursuant to the terms of the Notes.

NOTE 6 - INTEREST RATE INSTRUMENTS

         On May 7, 1997, the Company entered into an interest rate swap agreement with a certain lender providing bank financing. The agreement effectively fixed the interest rate on $65,000,000 floating debt provided under the New Credit Agreement at a rate of 6.82% plus the specified margin from the New Credit Agreement of .25% to .875%. The interest rate swap expires on May 7, 2002 and is based on 3-month LIBOR. This interest rate swap is accounted for as a hedge; accordingly, gains and losses are recognized as interest expense.

NOTE 7 - NON-RECURRING CHARGE

         During the second quarter of 1997, the Company recognized a non-recurring, pre-tax charge of $4,384,000 ($2,997,000 net of tax). This charge included $1.8 million of expenses related to the implementation of the Company's 1997 Voluntary Early Retirement Program; $1.3 million of severance costs primarily associated with the departure of the Company's former Chief Executive Officer; $0.6 million professional fees and other costs associated with an acquisition that was not completed; and $0.7 million for the cost of discontinuing the Poland operations of Small Tube Manufacturing Corporation (a wholly-owned subsidiary of the Company).

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three-Month Period Ended September 27, 1997 Compared to
Three-Month Period Ended September 28, 1996

         For the three-month period ended September 27, 1997, consolidated net sales were $159.4 million compared with $168.7 million in the three-month period ended September 28, 1996. The decrease in sales for the three-month period this year versus last year was attributable to a decrease in shipments and fabrication charges, which was partially offset by increased copper prices. The average Comex price of copper was $1.02 per pound in the most recent three-month period compared with $0.91 per pound in the same period a year ago. The primary impact to Wolverine of higher copper prices is higher net sales and costs of goods sold. The Company uses various strategies to minimize the effect of copper prices on the Company's earnings.

         Total pounds shipped for the three-month period of 1997 decreased to
81.9 million pounds compared with 89.4 million pounds in the three-month period a year ago. Shipments of commercial tube products decreased 11.7%, primarily as a result of decreased shipments of industrial tube used in the residential air conditioning industry as those customers generally did not meet their anticipated levels of production during that period. Shipments of the Company's wholesale products decreased 5.3% as a result of increased competition in the United States market. In addition, the Company is experiencing a softness in demand for wholesale products in Canada which is primarily the result of lower construction activity in this market. Shipments of rod, bar and strip products were unchanged compared to the three-month period a year ago.

         Consolidated gross profit decreased to $18.5 million in the three-month period of 1997 compared to $22.8 million in the three-month period of 1996. This decrease is primarily the result of decreased shipments of commercial products, which are generally the Company's highest margin product, and a shift in product mix to products with lower margins within the commercial products category. In addition, there was a decrease in shipments of wholesale products. During the three-month period of 1997, the Company experienced a reduction in fabrication charges for wholesale products as compared to the three-month period in 1996. In order for the Company to manage weak market conditions, the Company utilized its manufacturing capabilities and shifted production to lower margin products within these product categories for which there was a stronger market.

         Consolidated selling, general and administrative expenses for the three-month period of 1997 were $5.2 million as compared to $5.0 million in the three-month period in 1996.

         Consolidated net interest expense for the three-month period in 1997 decreased to $1.6 million from $2.3 million in the three-month period in 1996. This decrease is primarily the result of reduced interest expense resulting from the Company's refinancing of its 10 1/8% Senior Subordinated Notes due 2002 ("Notes") in April 1997.

         The effective tax rate for the three-month period ended September 27, 1997 was 36.7%, compared with 36.8% in the three-month period a year ago.

         Consolidated net income for the three-month period in 1997 was $7.3 million or $0.51 per share, compared to $9.6 million or $0.67 per share in the three-month period a year ago.

Nine-Month Period Ended September 27, 1997 Compared to
Nine-Month Period Ended September 28, 1996

         For the nine-months ended September 27, 1997, consolidated net sales were $511.0 million compared with $528.3 million in the nine-month period ended September 28, 1996. The decrease in sales for the nine-month period this year versus the same period last year was attributable to a decrease in shipments and fabrication charges, which was partially offset by increased copper prices. The average Comex price of copper was $1.09 per pound in the most recent nine-month period compared with $1.08 per pound in the same period a year ago. The primary impact to Wolverine of higher copper prices is higher net sales and a corresponding increase in cost of goods sold. The Company uses various strategies to minimize the effect of copper prices on the company's earnings.

         Total pounds shipped for the nine-month period of 1997 decreased to
254.6 million compared with 261.9 million pounds in the nine-month period a year ago. Shipments of commercial tube products decreased 5.1% primarily as a result of decreased shipments of industrial tube used in the residential air conditioning industry, as those customers generally did not meet their anticipated levels of production, during that period, as well as a decrease in technical tube shipments because the manufacturers of large commercial air conditioners reduced their production from previous years' levels. The decline in shipments was offset somewhat by increased shipments of fabricated products as a result of the acquisition of Tube Forming, Inc. in September 1996. Shipments of the Company's wholesale products increased 6.3% as a result of increased participation in the United States market. Rod, bar and strip products decreased 5.3%, primarily as a result of decreased shipments of strip products to the Canadian mint.

         Consolidated gross profit decreased to $63.4 million in the nine-month period of 1997 compared to $71.8 million in the nine-month period in 1996. This decrease is primarily the result of decreased shipments of commercial products, which are generally the Company's highest margin product, and a shift in product mix to products with lower margins within the commercial product category.

         Consolidated selling, general and administrative expenses for the six-month period of 1997 were $16.2 million compared to $16.3 million in the six-month period of 1996.

         During the nine-month period of 1997, the Company recognized a non-recurring pre-tax charge to operations of $4.4 million ($3.0 million after tax). This one-time charge to operations reflects $1.8 million of expenses incurred in connection with the implementation of the Company's 1997 Voluntary Early Retirement Program; $1.3 million of severance cost primarily associated with the departure of the Company's former Chief Executive Officer; $0.6 million of professional fees and other cost associated with an acquisition that was not completed; and $0.7 million of cost for discontinuing the Poland operations of Small Tube Manufacturing Corporation (a wholly owned subsidiary of the Company).

         Consolidated net interest expenses for the nine-month period in 1997 was $6.0 million compared to $6.9 million in the nine-month period in 1996. This decrease is primarily due to reduced interest expense associated with the Company's refinancing of debt in April 1997 which was partially offset by reduced interest income resulting from the Company's use of cash holdings in the third quarter of 1996 to purchase Tube Forming, Inc.

         The Company incurred an extraordinary charge associated with the early extinguishment of the Notes. The charge on the extinguishment net of tax was $4.7 million ($7.5 million pre-tax).

         The effective tax rate for the nine-month period in 1997 was 36.3% compared to 36.5% in the nine-month period in 1996.

         Consolidated net income for the nine-month period in 1997 was $18.5 million or $1.28 per share, compared to $30.3 million or $2.12 per share in the nine-month period a year ago. Adjusting for the one-time after tax charge of $3.0 million or $0.22 per share and the extraordinary charge of $4.7 million or $0.33 per share, consolidated net income and earnings per share for the nine-month period in 1997 would have been $26.2 million or $1.83 per share.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities totaled $39.4 million in the first nine-months of 1997 compared to $25.9 million in the first nine-months of 1996. The change was primarily due to the decrease in net income which was offset by a decrease in inventory and an increase in accounts payable. The Company's inventory balance for the first nine-months of 1997 decreased $1.7 million as compared to a $10.8 million increase in the first nine-months of 1996 as a result of reduced production requirements. The $9.3 million increase in net accounts receivable from December 31, 1996 is primarily due to increases in Comex copper prices over the prevailing prices at year end 1996.

         On April 30, 1997, the Company entered into a new five-year $200 million unsecured credit agreement (the "New Credit Agreement") to replace the Company's existing credit facility as well as to finance a tender offer for the $99 million in outstanding principal amount of the Notes. The New Credit Agreement (i) provides for an aggregate available revolving credit facility of $200 million, including a $20 million sub-limit facility available to Wolverine Tube (Canada) Inc., (ii) matures in full in April 2002, and (iii) provides for an interest rate, at the Company's selection, at a floating base rate that is either (a) the higher of the federal funds effective rate plus .50% or the prime rate or (b) LIBOR plus a specified margin of .25% to .875%. Upon the consummation of the refinancing, the Company borrowed approximately $107 million under the New Credit Agreement, substantially all of which was used to refinance the purchase of the $98.225 million in Notes that were tendered in the tender offer and related refinancing expenses. As of September 27, 1997 the Company had approximately $94 million in outstanding borrowings and obligations under the New Credit Agreement and approximately $106 million in additional borrowing availability thereafter. On October 31, 1997 the balance of $775,000 in aggregate principal amount of the Notes that had remained outstanding was called for redemption by the Company at 103.8%, pursuant to the terms of the Notes.

         In the ordinary course of business the Company enters into various types of transactions that involve contracts and financial instruments with off-balance sheet risk. The Company enters into these financial instruments to manage financial market risk, including foreign exchange risk, commodity price risk for certain customers and interest rate risk. The Company is exposed to loss on the forward contracts in the event of non-performance by the customer whose orders are covered by such contracts. However, the Company does not anticipate non-performance by such customers. The Company accounts for its interest rate swap as a hedge, accordingly, gains and losses are recognized as interest expense. The Company enters into these financial instruments utilizing over-the-counter as opposed to exchange traded instruments. The Company mitigates the risk that counter parties to these over-the-counter agreements will fail to perform by only entering into agreements with major international financial institutions.

         Capital expenditures were $17.3 million for the first nine-months of 1997 and $4.6 million for the first nine months of 1996. The Company currently expects to spend approximately $20 million in 1997 under its existing capital program. The Company believes that it will be able to satisfy its existing working capital needs, interest obligations and capital expenditure requirements with cash flow from operations and funds available from the New Credit Agreement.

         Upon review of current business and market conditions, the Company elected to adopt the 1997 Voluntary Early Retirement Program (the "Plan"). This Plan rewards certain eligible employees who elected on a voluntary basis to take early retirement from the Company between March 26, 1997 and May 12, 1997. After the execution of a binding Voluntary Early Retirement Agreement and General Release by each eligible employee, the Company paid each such employee an early retirement payment and provided certain other considerations. The payment was an amount equal to four weeks' base pay plus one additional week's pay for each year of service, up to a maximum of twenty-six weeks' total, less applicable taxes and withholdings required by law. Twenty-six employees from various locations and departments throughout the Company elected to participate in the Plan. At the end of the second quarter the implementation of the Plan was completed. The Company expects to realize approximately $2.0 million in reduced salary and related expenses per year as a result of the Plan. Implementation of the Plan resulted in an approximate $1.8 million charge that was included in the Company's non-recurring charge and recognized in the second quarter of 1997. The primary components of the charge relating to the Plan include approximately $1.0 million relating to severance and vacation pay and $0.6 million of increased pension expense resulting from these early retirements.

         The Company continues to experience weak demand for its tubular products used in the commercial market and unusually weak demand in the residential air conditioning market. The unanticipated availability of reclaimed chlorofluorocarbons ("CFCs") at reasonable prices has slowed the rate of replacing large commercial air conditioners using CFC refrigerants. In addition, the record levels of manufacturer and distributor residential inventories, compounded by a cool spring and early summer, has softened demand for the Company's high margin residential air conditioner products. In addition, wholesale products experienced price decreases due to a slowdown in product demand and increases in foreign competition. In order to manage these weak markets, the Company exercised its flexibility and shifted manufacturing to lower margin products. These markets are very volatile and are subject to rapid change. However, if these market conditions persist throughout the fourth quarter of 1997, the Company could experience a decrease in fabrication charges compared to the fourth quarter of 1996.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Certain of the statements and subject areas contained herein that are not based upon historical or current facts deal with or may be impacted by potential future circumstances and developments. Such statements and the discussion of such subject areas involve, and are therefore qualified by, the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from the Company's actual future experience involving any one or more of such subject areas. The Company has attempted to identify, in context, certain of the factors that it currently believes may cause actual future experience and results to differ from current expectations regarding the relevant statement or subject area. The Company's operations and results also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified elsewhere herein, including, but not limited to, cyclicality and seasonality in the industries to which the Company sells its products, the impact of competitive products and pricing, extraordinary fluctuations in the pricing and supply of the Company's raw materials, volatility of commodities markets, unanticipated developments in the areas of environmental compliance, and other risks and uncertainties identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

ENVIRONMENTAL

         The Company's facilities and operations are subject to extensive environmental laws and regulations. During the nine-month period ended September 27, 1997, the Company spent approximately $0.8 million on environmental matters which include remediation costs, monitoring costs and legal and other costs. The Company has a reserve of $2.9 million for environmental remediation costs which is reflected in the Company's Condensed Consolidated Balance Sheet. The Company has approved $3.1 million for capital expenditures relating to environmental matters during 1997, of which $ 2.6 million has been spent through September 27, 1997. Based upon information currently available, the Company believes that the costs of the environmental matters described below are not reasonably likely to have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

Oklahoma City, Oklahoma

         The Company is one of a number of Potentially Responsible Parties ("PRP's") named by the Environmental Protection Agency ("EPA") with respect to the soil and groundwater contamination at the Double Eagle Refinery Superfund site in Oklahoma City, Oklahoma. The costs associated with the cleanup of this site will be entirely borne by the PRP group (the "Group"), as the site owner has filed for bankruptcy protection. In March 1993, twenty-three PRP's named with respect to the soil contamination of the site, including the Company, submitted a settlement offer to the EPA. Settlement negotiations between the Group and the EPA are continuing, but currently contemplate a settlement and consent order among the PRP's, the EPA and the State of Oklahoma, which would provide for each PRP's liability to be limited to a prorata share of an aggregate amount based upon the EPA's worst-cast cost scenario to remediate the site. Under the current proposal, the Company's settlement amount is estimated to be $390,000.

Decatur, Alabama

         The Company is subject to an order under Section 3008(h) of the Resource Conservation and Recovery Act ("RCRA") to perform a facilities investigation of its site in Decatur, Alabama, including a portion of the site where wastes were buried (the "Burial Site"). Should the EPA decide to order remediation, the remaining monitoring, legal and other costs are estimated to be $1.8 million. Under an agreement between the Company and an affiliate of the Henley Group, Inc. (collectively, "Henley"), the prior owner of the property, Henley took control of investigation and any required cleanup of the Burial Site. In February 1997, the Company exercised its option to release Henley from liability for further remediation, monitoring and related costs with respect to the Burial Site in exchange for a settlement payment, all pursuant to the terms of the existing agreements with Henley. In June 1997, the Company released Henley from liability of the Burial Site following the receipt of the settlement payment. The Company is currently awaiting comments and approval from the EPA on a Corrective Measures Study ("CMS") that Henley had submitted to the EPA regarding the Burial Site. The cost to the Company to comply with the CMS, as currently presented, will not have an adverse effect on the Company's financial position, results of operations, or liquidity.

New Westminster, British Columbia

         In February 1988, the Company purchased substantially all of the assets of Noranda Metal Industries Limited ("NMI" and, collectively with its parent, Noranda, Inc., "Noranda"), which included property located in Montreal, Quebec (the "Montreal Property"), Fergus, Ontario (the "Fergus Property"), and a leasehold interest in property located on Annacis Island in Delta, British Columbia (the "New Westminster Property", and collectively with the Montreal Property and the Fergus Property, the "Properties"). In 1993, the Company commissioned a series of environmental assessments of the Properties, which resulted in the finding of PCB's above permissible limits at the New Westminster Property and in an adjacent tidal flat of the Fraser River. Additional findings include traces of PCB's within the Montreal Property, as well as the presence of heavy metal and other contaminants at the New Westminster Property and the Montreal Property.

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

         On October 13, 1993, the Company filed a Statement of Claim against Noranda and other parties, contending that Noranda is liable for substantially all of the cleanup costs at New Westminster and Montreal under the environmental indemnity contained in the purchase agreement and that Noranda materially breached the agreement by failing, among other things, to provide full and complete disclosure of the conditions of the facilities. The Statement of Claim seeks certain declaratory judgements, specific performance of the agreement, and general specific prospective damages of up to $25,000,000 (Canadian). In September 1997, the Company and Noranda reached an agreement to settle the Statement of Claim. The settlement provides that Noranda will reimburse the Company for a portion of the costs incurred in the remediation study and other related costs associated with the New Westminster Property. In addition, the agreement contemplates that Noranda and the Company would enter into a cost sharing arrangement with respect to future remediation costs at the Montreal Property, up to a maximum amount of $9.9 million. Pursuant to the proposed arrangement, which would expire in September 2002, Noranda would be responsible for a maximum of $6 million and the Company would be responsible for a maximum of $3.9 million of such costs. Any remediation costs in excess of $9.9 million would be the sole responsibility of the Company.

         The Ministry of Environment, Lands and Parks of the Province of British Columbia (the "B.C. Ministry") has issued a Pollution Abatement Order to the Company and NMI regarding the New Westminster facility and a tidal flat in the Fraser River immediately adjacent to an outfall from the property's drainage system. The order requires the Company and NMI to prevent discharge of contaminants from the property, to undertake further investigation of this site and to prepare a remediation plan and implementation schedule for cleanup of the contaminated area, including the Fraser River. Pursuant to the sale agreement with Juker, Juker assumes responsibility for the remediation of the New Westminster Property, other than with respect to Fraser River. The Company has been informed that Juker has completed the remediation of the New Westminster Property, and that NMI has completed the remediation of the Fraser River and associated uplands, all as outlined in the implementation plan that was approved by the B.C. Ministry. The Company does not anticipate that it will have any further liability under the Pollution Abatement Order.

Ardmore, Tennessee

         On December 28, 1995, the Company entered into a Consent Order and Agreement with the Tennessee Division of Superfund (the "Tennessee Division"), relating to the Ardmore facility, under which the Company agreed to conduct a preliminary investigation regarding whether volatile organics detected in and near the municipal drinking water supply are related to the Ardmore facility and, if necessary, to undertake an appropriate response. That investigation has disclosed contamination, including elevated concentrations of certain volatile organic compounds, in soils of certain areas of the Ardmore facility and also has disclosed elevated levels of certain volatile organic compounds in the shallow residuum groundwater zone at the Ardmore facility. Under the terms of the Consent Order and

Agreement, the Company submitted a Remedial Investigation and Feasibility Study ("RI/FS") work plan, which was accepted by the Tennessee Division, and the Company has initiated the RI/FS. Based on the available information, and recognizing that the nature and scope of remediation will be affected by the results of the RI/FS, the Company preliminarily estimates a range of between $855,000 and $1,655,000 to complete the investigation and remediation of this site, of which approximately $750,000 has been spent.

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

Greenville, Mississippi

         Following the Company's acquisition of its Greenville, Mississippi facility, (the "Greenville facility"), a preliminary investigation disclosed volatile organic contaminants in soil and groundwater at the site. Based on further investigation, it appears that the contamination has not spread off site. The Company entered into a Consent Order with the Mississippi Department of Environmental Quality ("MDEQ") for a pilot study program which will help determine the effectiveness of certain technology tentatively identified for remediation and which will also help define the scope of remediation for the site. The pilot study program concluded on June 1, 1997. The Company entered into a final consent agreement with the MDEQ on July 15, 1997. Remediation efforts began in the third quarter of 1997 and are expected to continue for approximately three years. The remaining total investigative and remedial costs could total $1,190,000, under the remediation plan the Company adopted. Applicable costs of testing and remediation required at the Greenville facility are being shared with the former owners of the facility on a dollar for dollar basis, not to exceed $750,000, pursuant to the terms of an Escrow Agreement established at the time the facility was acquired. Any remediation costs in excess of the shared amount would be the sole responsibility of the Company.

Other

         The Company has been identified by the EPA as one of a number of PRP's at Superfund sites in Athens, Alabama and in Criner, Oklahoma. The Company believes that its potential liability with respect to these Superfund sites is not material. However, there can be no assurance that the Company will not be named a PRP at additional Superfund sites in the future or that the costs associated with those sites would not be substantial.

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

Impact of Recently Issued Accounting Standards

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate earnings per share for all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the three-month period ended September 28, 1996 of $0.02 per share. Additionally, the impact is expected to result in an increase in primary earnings per share for the nine-month periods ended September 27, 1997 and September 28, 1996 of $0.03 and $0.07 per share, respectively.

         In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No.130, "Reporting Comprehensive Income," and No.131, "Disclosures about Segments of an Enterprise and Related Information." These statements establish standards for reporting and display of comprehensive income and its components and for reporting information about business segments and products in financial statements, and are effective for years beginning after December 15, 1997. Adoption of these statements is not expected to have a material effect on the Company's financial statements.

                            PART II OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

         There were no material legal proceeding developments during the three-month period ended September 27, 1997.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                  3.2               By-Laws of the Company, as amended
                  11                Computation of Earnings per Share
                  27                Financial Data Schedule (for SEC use only)

         (b)      Reports
                  No reports on Form 8-K were filed by the Company during the three-month period ended September 27, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                                 Wolverine Tube, Inc.
                                                      (registrant)



Dated:  November 5, 1997                 By: /s/  James E. Deason
                                             ----------------------

                                             James E. Deason
                                             Executive Vice President
                                             Chief Financial Officer