Form 10-K405
period 1997-12-31
WOLVERINE TUBE INC
filed 1998-03-30
CIK 821407

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997

                                       OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________to_____________

                         Commission file number 1-12164

                              WOLVERINE TUBE, INC.
                           -------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                       63-0970812
         --------                                       ----------
(State of incorporation)                    (I.R.S. Employer Identification No.)

1525 Perimeter Parkway, Suite 210
Huntsville, Alabama                                                   35806
-----------------------------------                                   -----
(Address of principal executive offices)                             Zip Code

                                 (205)353-1310
                                 -------------
              (Registrant's Telephone number, including area code)

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
YES  X   NO
    ---     ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by nonaffiliates of the registrant as of March 13, 1998 was approximately $399,383,902 based upon the closing price reported for such date on the New York Stock Exchange. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by executive officers and directors of the registrant have been excluded because such persons my be deemed to be affiliates. This determination is not necessarily conclusive.

Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date:

         Class                             Outstanding at March 13, 1998
         -----                             -----------------------------
Common Stock, $0.01 Par Value                    14,096,460  shares

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the annual stockholders meeting to be held May 21, 1998 are incorporated by reference into Part III.

                                    FORM 10-K

                                  ANNUAL REPORT

                          YEAR ENDED DECEMBER 31, 1997

                                TABLE OF CONTENTS

                                                                                                            Page No.
                                                                                                            --------
                                                     PART I
Item 1. Business ..........................................................................................      1

Item 2. Properties ........................................................................................     12

Item 3. Legal Proceedings .................................................................................     14

Item 4. Submission of Matters to a Vote of Security Holders ...............................................     15


                                                     PART II

Item 5. Market for Registrant's Common Equity and Related
            Stockholder Matters............................................................................     16

Item 6. Selected Financial Data............................................................................     18

Item 7. Management's Discussion and Analysis of Financial
            Condition and Results of Operations ...........................................................     20

Item 8. Financial Statements and Supplementary Data .......................................................     31

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosures..............      31


                                                      PART III

Item 10. Directors and Executive Officers of the Registrant ...............................................     32

Item 11. Executive Compensation ...........................................................................     32

Item 12. Security Ownership of Certain Beneficial
             Owners and Management ........................................................................     32

Item 13. Certain Relationships and Related Transactions ...................................................     32


                                                       PART IV

Item 14. Exhibits, Financial Statement Schedules and
             Reports on Form 8-K ..........................................................................     33

ITEM 1

                                    BUSINESS
INTRODUCTION

Wolverine Tube, Inc. ("Wolverine" or the "Company") is a leading North American manufacturer and distributor of copper and copper alloy tube, and other tubular products, and believes that it offers the broadest product line of any North American tube manufacturer. The Company also manufactures and distributes copper and copper alloy rod, bar and strip products. The Company believes that in 1997 it was the largest North American producer of copper and copper alloy tube for commercial products.

Copper's unique attributes--thermal conductivity, ease of bending and joining, and resistance to erosion and corrosion--make it an attractive material for a broad range of applications in a large number of diverse industries. The Company focuses on custom-engineered, high value-added copper and copper alloy tube, which enhances performance and energy efficiency in many applications. Customers include commercial and residential air conditioning and refrigeration equipment manufacturers, appliance manufacturers, automotive manufacturers, industrial equipment manufacturers, utilities and other power generating companies, refining and chemical processing companies and plumbing wholesalers.

HISTORY AND STRUCTURE

The Company is the successor to a business founded in Detroit in 1916. In 1987, the Company was purchased through a leveraged acquisition of substantially all the assets of the seamless copper tube business of The Henley Group, Inc. and its Canadian affiliates by an investor group that included the then-existing management of the Company. In 1988, the Company's wholly-owned subsidiary, Wolverine Tube (Canada) Inc. ("Wolverine Canada"), acquired substantially all of the assets of Noranda Metal Industries Limited, a Canadian company. In January 1991, Genstar Capital Corporation ("Genstar") acquired a controlling interest in the Company. At that time, Genstar owned 72.8% of the Common Stock with the balance of the Common Stock owned by the management of the Company (the "Management Stockholders") and certain other investors.

In August 1993, the Company and certain stockholders engaged in an initial public offering of 6,555,000 shares of Common Stock. Of those shares, 3,280,000 were sold by Wolverine and 3,275,000 were sold by certain stockholders. Net proceeds to the Company were approximately $46.4 million.

In November 1994, the Company completed its acquisition of Small Tube Products Company, Inc. ("STP") a Delaware corporation, by means of a merger of a wholly-owned subsidiary of the Company with and into STP. The Company acquired all of the outstanding stock of STP in exchange for 400,000 shares of Wolverine Common Stock and $54.6 million in cash. As a result of the merger, STP became a wholly-owned subsidiary of Wolverine and was renamed "STPC Holding, Inc."

In September 1995, the Company completed a secondary public offering of 4,882,700 shares of Wolverine Common Stock (the "Secondary Stock Offering") in which Genstar and its affiliates sold substantially all of their shares of Wolverine Common Stock. No additional shares of Common Stock were issued by the Company in conjunction with the Secondary Stock Offering.

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

Technical Tube. Technical tube is used to increase heat transfer in large commercial air conditioners, heat exchangers for power generating and chemical processing plants, water heaters, swimming pool and spa heaters and large industrial equipment oil coolers. Small, wedge-like grooves (fins) on the outer surface, and internal enhancements of technical tube, increase surface area and refrigerant agitation, thereby increasing heat transfer efficiency. The Company was the first to develop integral finned tube, in which the fins are formed directly from the wall of the tube, and holds many patents in that area.

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

The Company has benefited and expects to continue to benefit from the CFC phaseout as existing large chillers are replaced over the next five to seven years with units utilizing alternative refrigerants. Based upon data from the EPA and the Air Conditioning and Refrigeration Institute ("ARI"), the Company estimates that there are approximately 130,000 large industrial chillers worldwide, including 80,000 large industrial chillers in North America that are affected by the 1990 Amendments and the Montreal Protocol. Industry sources estimate that as of December 31, 1997, there were 55,500 of the large industrial chillers in North America that have not been replaced or retrofitted. These chillers are used to regulate the temperature and humidity in offices, hotels, shopping centers and other large buildings.

The Company expects demand for its high value-added energy efficient tubes to increase as manufacturers produce more energy efficient and lower operating cost units and as existing chillers are replaced in response to the ban on production of CFCs. There can be no assurance that this anticipated demand will materialize, or that the Company will not face increased competition, with an adverse effect on profitability, from other manufacturers in this high value-added segment. In addition, new refrigerants or technologies that are not compatible with copper tube may be developed in response to the requirements of the 1990 Amendments, the Montreal Protocol and the EPA regulations. The development of any such new refrigerant or technology could have a material adverse effect on the Company's results. Furthermore, there can be no assurance that an effective CFC recycling program will not develop, allowing the continued use of CFCs, that the pace of the replacement and retrofitting of chillers using CFC's will proceed as anticipated, or that significant exceptions will not be made that allow continued production of CFCs.

MARKETS

Major markets for each of the Company's product lines are set forth below:



                                  MAJOR MARKETS
PRODUCTS

Commercial Products:
         Industrial Tube...........         Residential and small commercial air conditioning manufacturers, appliance manufacturers, automotive manufacturers, industrial equipment manufacturers, refrigeration equipment manufacturers and redraw mills (which further process the tube).

         Technical Tube..............       Commercial air conditioning manufacturers, power and
                                            process industry heat exchanger manufacturers, water,
                                            swimming pool and spa heater manufacturers and oil
                                            cooler manufacturers.

         Copper Alloy Tube........          Utilities and other power generating companies, refining
                                            and chemical processing companies, heat exchanger
                                            manufacturers and shipbuilders.

         Fabricated Products.......         Consumer appliance, air conditioning and refrigeration,
                                            automotive, heavy equipment, marine, building and heating
                                            industries.

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

York International accounted for 11% of the Company's consolidated net sales in 1996. No customer accounted for as much as 10% of the Company's consolidated net sales in 1997 or 1995.

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

North America. The sales force in North America consists of the Vice President of Sales and field marketing representatives who are responsible for selling and servicing accounts for the entire product line. The sales force is coordinated by regional managers located in Dallas, Texas and London, Ontario.

Overseas. The Company's overseas export sales are carried out both directly with major overseas customers and through foreign agents. These sales are coordinated by the Senior Vice President, Sales and Marketing from the Company's offices in Huntsville, Alabama. The Company has sales, marketing and business development offices in Lyon, France, Leeds, England and Hong Kong.

For information concerning the amount of sales, income from operations and certain other financial information about foreign and domestic operations see
Note 15 of the Notes to Consolidated Financial Statements.

COMPETITION

While no single company competes with Wolverine in all of the Company's product lines, the Company faces significant competition in each of its product lines. The Company has numerous competitors, some of which are larger and have greater financial resources than the Company. Cerro Copper Products Co., Inc. ("Cerro"), Halstead Industries Inc. ("Halstead"), Industrias Nacobre S.A. de C.V., Kobe Copper Products Inc., Mueller Industries Inc., Olin Corporation, Outokumpu American Brass Company and others compete with the Company in one or more product lines. There can be no assurance that the Company will be able to compete successfully or that competition will not have an adverse effect on the Company's operating results. Minimal product differentiation among competitors in the Company's wholesale and rod, bar and strip product lines creates a pricing structure for these products resembling "commodity" pricing (i.e., a price structure where customers differentiate between products almost exclusively on price). In these product areas certain of the Company's competitors, primarily Cerro and Halstead, have significantly larger market shares than the Company, and tend to be the industry pricing leaders. If the Company's competitors in these product lines were to significantly reduce prices, the Company's operating results could be adversely affected.

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

MANUFACTURING

The manufacture of seamless tube and tubular products consists of casting, extruding, drawing, forming and finishing processes. In most cases, the raw material is first cast into a solid cylindrical shape or "billet". The billet is then heated to a high temperature and extruded under high pressure into a tube. At one of the Company's facilities, the raw material is cast directly into a tubular product. The tube is either drawn to smaller sizes or reduced on a forging machine and then drawn to smaller sizes. The outside and/or inside surface can be enhanced to achieve the desired heat transfer qualities. Depending on customer needs, bending, annealing (heating to restore flexibility), coiling or other operations may be required to finish the product.

Virtually all of the tube produced by the Company is seamless as opposed to welded tube. Welded tube is made from a flat strip that is rolled and welded together at the edges. A seamless tube has no welded edge because it is formed by piercing a hole through the center of a cylinder of heated metal and extruding the tube under pressure.

RAW MATERIALS, SUPPLIERS AND PRICING

The Company's principal raw materials are copper, nickel, zinc and tin. In 1997, the Company purchased approximately 335.5 million pounds of metal, approximately 89% of which was copper. The Company contracts for its copper requirements with a variety of sources, including producers, merchants, brokers, dealers and industrial suppliers. The Company's raw materials are available from a wide variety of sources, and the Company does not believe that the loss of any one source would materially affect its operations.

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

RESEARCH AND DEVELOPMENT

The Company's research and development efforts are devoted to new product development and manufacturing process improvements. The Company's research and development is primarily conducted at the Decatur, Alabama facility.

Heat transfer products, including the Company's line of "Turbo" products, account for over 30% of commercial product gross profit. Turbo products include Turbo-A, the Company's internally enhanced tube, Turbo-B, and Turbo-C, the proprietary line of enhanced surface boiling and condenser tube for chillers. Demand for enhanced tube products is driven by the need for improved energy efficiency. New product development will continue to be concentrated in the heat transfer area. The Company is involved in several industry, university and government sponsored research projects relating to CFC alternative refrigerants as well as more energy efficient tube for the power and petro-chemical industries. The ARI has chosen the Company's tube as the "standard" to measure the efficiency of alternative refrigerants. See "Phaseout of CFCs."

The Company's research and development expense was $1.4 million, $1.6 million and $1.5 million for the years ended December 31, 1997, 1996 and 1995, respectively. The Company uses its existing manufacturing facilities and personnel to assist in manufacturing process research and development efforts. In addition, the Company engages in new product development efforts with certain of its major customers.

ENVIRONMENTAL MATTERS

The Company's operations are subject to extensive environmental regulations imposed by federal, state, provincial and local authorities in the United States and Canada with respect to emissions to air, discharges to waterways, and the generation, handling, storage, transportation, treatment and disposal of waste materials. In addition, the Company has incurred, and in the future may incur, liability under environmental statutes and regulations with respect to the contamination of sites owned or operated by the Company (including contamination caused by prior owners and operators of such sites) and the off-site disposal of hazardous substances.

The Company believes its operations are in substantial compliance with the terms of all applicable environmental laws and regulations as currently interpreted. However, the Company expects that future regulations and changes in the text or interpretation of existing regulations may subject the Company's operations to increasingly stringent standards. While the precise effect of these changes on the Company cannot be estimated, compliance with such requirements may make it necessary, at costs which may be substantial, to retrofit existing facilities with additional pollution-control equipment and to undertake new measures in connection with the storage, transportation, treatment and disposal of by-products and wastes.

The Company has a reserve of $2.5 million for environmental remediation costs. This reserve is reflected in the Company's December 31, 1997 Consolidated Balance Sheet and does not anticipate any recovery for amounts indemnified by other parties. The total cost of environmental assessment and remediation depends on a variety of regulatory, technical and factual issues, some of which cannot be anticipated. While the Company believes that the reserve, under existing laws and regulations, is adequate to cover presently identified environmental remediation liabilities, there can be no assurance that such amount will be adequate to cover the ultimate costs of these liabilities, or the costs of environmental remediation liabilities that may be identified in the future. See "Item 3 - Legal Proceedings" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters".

EMPLOYEES

As of December 31, 1997, the Company had a total of 3,467 employees. None of the United States or the London, Ontario employees is represented by a union. A majority of the hourly employees at the Montreal and Fergus plants are unionized and are covered by collective bargaining agreements that expire in 1999 and 2000, respectively. In December 1996, an attempt to organize the employees at the Shawnee, Oklahoma facility by the International Brotherhood of Teamsters, Local Union 886, AFL-CIO was defeated. As a whole, the Company believes its relationships with its employees are very good.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to each executive officer of the Company as of March 27, 1998:

                                               Years in the
               Name                  Age         Industry                  Positions with the Company
               ----                  ---         --------                  --------------------------

 John M. Quarles                     57             26         Chairman and Director

 Dennis J. Horowitz                  51             --         President, Chief Executive Officer and
                                                               Director

 James E. Deason                     50              4         Executive Vice President, Chief Financial Officer,
                                                               Secretary, and Director

 Thomas J. Ruble                     45              3         Senior Vice President, Operations

 Alan L. Smith                       49              2         Senior Vice President and General Manager,
                                                               Fabricated Products Group

 Dale G. Barnhart                    45             14         Senior Vice President, Sales and Marketing

 Norman R. Clevinger                 50             25         Vice President, Development and Planning

 William H. Hartman                  57             36         Vice President, Purchasing

 Thomas J. Malone                    50             19         Vice President, International Operations

 Sam Alfano                          42              2         Corporate Controller

Mr. Quarles has been a Director since January 1991 and Chairman since May, 1994. Mr. Quarles had served as President and Chief Executive Officer since 1990, until his retirement from those positions in September, 1996 and served as Interim Chief Executive Officer from March 1997 until March 1998.

Mr. Horowitz has been the President and Chief Executive Officer and a director of the Company since March 1998. Prior to joining the Company, Mr. Horowitz served as Corporate Vice President and President of the Americas of AMP Incorporated ("AMP"), a high technology electric connector and interconnection systems company, since September 1994. Prior to joining AMP, Mr. Horowitz was employed for over fourteen years at North American Philips Corporation where he served from October 1993 to August 1994 as President and Chief Executive Officer of Philips Technologies and previously served as President and Chief Executive Officer Philips Magnavox CATV Systems and President and Chief Executive Officer of Philips Discrete Products Division. Mr. Horowitz also serves as a director of Aerovox Incorporated, Superconductor Techologies, Inc. and Amonix, Inc.

Mr. Deason has been the Executive Vice President, Chief Financial Officer and Secretary of the Company since September 1994 and a Director of the Company since October 1995. Prior to joining the Company, Mr. Deason, a Certified Public Accountant, was most recently a partner with Ernst & Young LLP in Birmingham, Alabama.

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

Mr. Barnhart has been the Senior Vice President, Marketing and Sales since January 1997. For more than five years prior to joining Wolverine Tube, Mr. Barnhart was with Copeland Corporation where he held the positions of Vice President Sales and Marketing and Vice President Business Development.

Mr. Clevinger has been the Vice President, Development and Planning of the Company since March 1990. Mr. Clevinger has spent 25 years with the Company, holding numerous positions in product engineering.

Mr. Hartman has been the Vice President, Purchasing of the Company since 1988. Mr. Hartman has spent 36 years with the Company, holding numerous positions in material control.

Mr. Malone has been the Vice President, International Operations since November 1997. Mr. Malone joined the Company as Vice President, Corporate Development in March 1997. Prior to joining the Company, he served in a variety of positions at Carrier Transicold, a division of United Technologies Inc., since 1978, most recently serving as Vice President, Asia Pacific Operations.

Mr. Alfano has been the Corporate Controller since May 1996. For more than five years prior to joining Wolverine, Mr. Alfano, a Certified Public Accountant, was with Citation Corporation where he held the positions of Corporate Controller and Director of Administration of the Texas Foundries Division.

ITEM 2
                                  PROPERTIES

UNITED STATES FACILITIES The Company owns and operates manufacturing facilities in Decatur, Alabama; Ardmore, Tennessee; Booneville and Greenville, Mississippi; Roxboro, North Carolina; Shawnee, Oklahoma; and Carrollton, Texas. The Altoona, Pennsylvania facility is partially owned and partially leased from a local industrial development agency for $3,500 per year in perpetuity. All of these facilities are operating at or near capacity. The Company's corporate offices are comprised of approximately 7,200 square feet of a leased facility in Huntsville, Alabama. The following table describes each of the Company's United States manufacturing facilities:

                                                        Number of
                  Property    Plant Size    Year      Employees at
 Location       Size (acres)   (sq. ft.)   Opened    Dec. 31, 1997    Description
 --------       ------------   ---------   ------    -------------    -----------
 Decatur, AL           166      590,442     1948            970       Produces each of the Company's tube product
                                                                      lines. A significant portion of production
                                                                      is  industrial, technical and copper alloy
                                                                      tube. Produces smooth  feedstock  tube for
                                                                      the  Ardmore and Booneville facilities.
                                                                      Also  houses a  portion of the Corporate
                                                                      staff.

 Ardmore, TN             6       56,724     1974             75       A  redraw facility that produces higher
                                                                      margin commercial products such as
                                                                      capillary tube and specially fabricated
                                                                      components.

 Booneville, MS         30      152,200     1989            176       Processes feedstock tube from Decatur
                                                                      facility into enhanced surface industrial
                                                                      tube and technical copper tube.

 Greenville, MS         10       50,000     1982            160       A redraw facility that produces higher
                                                                      margin commercial products such as
                                                                      capillary tube and specially fabricated
                                                                      parts.

 Roxboro, NC            33      137,450     1994            291       Produces technical copper tube, plumbing
                                                                      tube and refrigeration service tube.

 Shawnee, OK            51      309,450     1974            489       Produces each of the Company's copper tube
                                                                      product lines. Capable of producing
                                                                      feedstock tube for the Ardmore and
                                                                      Booneville facilities.

 Altoona, PA            32      169,000     1956            285       A redraw facility that produces higher
                                                                      margin commercial products such as
                                                                      capillary tube, specially fabricated parts
                                                                      and smaller diameter tube.

Carrollton, TX           8       65,000     1987            172       A redraw facility that produces higher mar-
                                                                      gin commercial products such as specialty
                                                                      fabricated parts, return bends and mani-
                                                                      folds.

CANADIAN FACILITIES The Company's Canadian manufacturing facilities are located in London and Fergus, Ontario, and in Montreal, Quebec. The facilities are operating at or near capacity. The following table describes each of the Company's Canadian manufacturing facilities:



                                                        Number of
                  Property    Plant Size    Year        Employees at
 Location       Size (acres)   (sq. ft.)   Opened    Dec. 31, 1997    Description
 --------       ------------   ---------   ------    -------------    -----------
 London, Ontario    45          195,000       1958         313        Produces plumbing tube,
                                                                      refrigeration service  tube  and
                                                                      industrial tube. Also houses
                                                                      corporate offices.
 Fergus, Ontario    26          150,000       1968         120        Produces copper and copper alloy
                                                                      strip.
 Montreal, Quebec   25          424,000       1942         416        Produces plumbing tube and
                                                                      refrigeration service tube,
                                                                      copper alloy tube and copper and
                                                                      copper alloy rod and bar.

ITEM 3
                                LEGAL PROCEEDINGS

The Company's facilities and operations are subject to extensive environmental laws and regulations, and the Company is currently involved in various proceedings relating to environmental matters as described under "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters." The Company is not involved in any legal proceeding that it believes could have a material adverse effect upon its financial condition, results of operations or liquidity.

ITEM 4

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders by the Company during the final quarter of the fiscal year covered by this report.

                                     PART II
ITEM 5
                MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                               STOCKHOLDER MATTERS

The Company's Common Stock is traded on the New York Stock Exchange under the symbol "WLV." On March 13, 1998, the Company had 379 stockholders of record and the closing price of the Company's Common Stock was $39.625.

The following table sets forth, for the periods indicated, the range of high and low reported sale prices for the Company's Common Stock on the New York Stock Exchange for each quarter of fiscal years 1997 and 1996:

                                                                   High                              Low
                                                                   ----                              ---
 Fiscal Year Ended December 31, 1997:
     First quarter                                                 $39 1/4                         $24 1/4
     Second quarter                                                $31                             $24 1/2
     Third quarter                                                 $32 7/8                         $26 1/2
     Fourth quarter                                                $33                             $28 1/4


                                                                   High                              Low
                                                                   ----                              ---
 Fiscal Year Ended December 31, 1996:
     First quarter                                                 $43 1/8                         $34 1/2
     Second quarter                                                $40 5/8                         $31
     Third quarter                                                 $43 1/4                         $32 3/4
     Fourth quarter                                                $43 3/8                         $34 1/2

The Company did not declare or pay cash dividends on its Common Stock during the years ended December 31, 1997 or 1996. The Company does not currently plan to pay cash dividends on the Common Stock. Any future determination to pay cash dividends will depend on the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors. The Company intends to retain earnings to support the growth of the Company's business.

Under the terms of the Company's Cumulative Preferred Stock, the Company must pay all accrued dividends on outstanding Cumulative Preferred Stock prior to making any cash dividend payments on the Common Stock. See Note 10 of the Notes to Consolidated Financial Statements. In addition, the Company's credit agreement with a group of banks permits the Company to pay dividends on the Common Stock only if certain financial and other tests are met. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 6
                             SELECTED FINANCIAL DATA

The historical consolidated financial data presented below for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 were derived from the audited consolidated financial statements of the Company, and should be read in conjunction therewith and with the information set forth under "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations".


                                                                             Year ended December 31,
                                                  --------------------------------------------------------------
                                                                  (In thousands, except per share amounts)
Statement of Income Data:                                 1997        1996       1995       1994        1993
----------------------------------------------------------------------------------------------------------------
Net sales                                               $ 667,686    $699,863   $664,605   $525,619   $ 468,987
Cost of goods sold                                        585,060     606,157    580,749    459,043     406,590
----------------------------------------------------------------------------------------------------------------
Gross profit                                               82,626      93,706     83,856     66,576      62,397
Selling, general and administrative expenses               22,081      21,903     23,391     17,877      22,942
Write-down of fixed assets (a)                                 --          --         --         --       2,259
Non-recurring charge (b)                                    4,384          --         --         --          --
----------------------------------------------------------------------------------------------------------------
Income from operations                                     56,161      71,803     60,465     48,699      37,196
Other expenses:
   Interest expense, net                                    7,367       9,321      9,038      6,728       8,761
   Amortization and other, net                                712       1,107      1,604      1,376       1,264
----------------------------------------------------------------------------------------------------------------
Income before income taxes, extraordinary item
   and cumulative effect of accounting change              48,082      61,375     49,823     40,595      27,171
Income tax expense                                         17,506      21,792     17,587     15,550      11,138
----------------------------------------------------------------------------------------------------------------
Income before extraordinary item and
   cumulative effect of accounting change                  30,576      39,583     32,236     25,045      16,033
Extraordinary item, net of income tax benefit              (4,738)         --         --         --          --
Cumulative effect of accounting change,
   net of income tax benefit                                   --          --         --         --      (1,768)
----------------------------------------------------------------------------------------------------------------
Net income                                              $  25,838    $ 39,583   $ 32,236   $ 25,045   $  14,265
================================================================================================================
Net income applicable to common shares (c)              $  25,558    $ 39,303   $ 31,956   $ 24,765   $  13,966
================================================================================================================

Earnings per common share-basic:
Income before extraordinary item and
   cumulative effect of accounting change               $    2.16    $   2.85   $   2.35   $   1.89   $    1.44
Extraordinary item                                          (0.34)         --         --         --          --
Cumulative effect of accounting change                         --          --         --         --       (0.16)
----------------------------------------------------------------------------------------------------------------
Net income per share                                    $    1.82    $   2.85   $   2.35   $   1.89   $    1.28
================================================================================================================
Basic weighted average common shares                       14,022      13,772     13,605     13,087      10,932
================================================================================================================

Earnings per common share-diluted:
Income before extraordinary item and
   cumulative effect of accounting change               $    2.13    $   2.77   $   2.26   $   1.82   $    1.39
Extraordinary item                                          (0.33)         --         --         --          --
Cumulative effect of accounting change                         --          --         --         --       (0.16)
----------------------------------------------------------------------------------------------------------------
Net income per share                                    $    1.80    $   2.77   $   2.26   $   1.82   $    1.23
================================================================================================================
Diluted weighted average common
   and common equivalent shares                            14,232      14,196     14,118     13,643      11,331
================================================================================================================

                                                   Year ended December 31,
                                    -----------------------------------------------------
Other Data:                           1997       1996       1995       1994       1993
-----------------------------------------------------------------------------------------
                                           (In thousands, except per pound amounts)
Pounds shipped                       339,313    349,297    313,145    303,813    288,483
Depreciation and amortization       $ 16,796   $ 16,346   $ 15,790   $ 12,891   $ 11,815
Capital expenditures                  21,598      8,540     15,805     34,382     22,330

Average COMEX price of copper per       1.04       1.06       1.35       1.07       0.85
pound (d)


                                                        December 31,
                                    -----------------------------------------------------
Balance Sheet Data:                   1997       1996       1995       1994       1993
-----------------------------------------------------------------------------------------
                                                      (In thousands)
Total assets                        $424,922   $397,020   $357,225   $340,552   $276,036
Total long-term debt                  98,411    100,473    100,547    100,715    100,010
Redeemable cumulative
  preferred stock                      2,000      2,000      2,000      2,000      2,000
Stockholders' equity                 232,763    209,222    164,526    128,719     97,644



(a) The Company discontinued the majority of its aluminum tube operations in 1993. The Company recorded a one-time, pre-tax charge of $2.3 million for fixed asset write-downs and disposal costs in the quarter ended July 3, 1993.

(b) The Company recognized a non-recurring, pre-tax charge of approximately $4.4 million in 1997. This charge included $1.8 million of expenses related to the implementation of the Company's 1997 Voluntary Early Retirement Program; $1.3 million of severance costs; $0.6 million of professional fees and other costs associated with an acquisition that was not completed; and $0.7 million of costs for discontinuing the Poland operations of Small Tube Manufacturing Corporation (a wholly-owned subsidiary of the Company).

(c) Reflects the payment of preferred stock dividends and accretion of preferred stock redemption requirements.

(d)  Source:  Metals Week

ITEM 7


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


GENERAL
The following general factors should be considered in analyzing the Company's results of operations:

Components of Cost of Goods Sold

A substantial portion of the Company's cost of goods sold reflects the cost of raw material, principally copper. These costs, which fluctuate with the markets for such raw material, are generally passed along to the Company's customers. Accordingly, the levels of the Company's net sales and cost of goods sold are affected by the rise and fall of copper prices, even in the absence of increases or decreases in business activity. Such increases or decreases cause variations in the Company's gross margin (gross profit as a percentage of net sales), but have little direct impact on the Company's levels of gross profit.

Variability of Wholesale Product Gross Profit

Gross profit attributable to sales of the Company's wholesale products has fluctuated and may continue to fluctuate substantially from period to period. In 1997, 1996 and 1995, gross profit from sales of these products was $2.8 million, $7.9 million, and $2.2 million respectively. Gross profit derived from the sale of wholesale products is mainly affected by changes in selling prices. Selling prices for these products are affected by general economic conditions (especially the rate of housing starts), industry competition and manufacturing capacity, industry production levels and other market factors, all of which are beyond the control of the Company.

Impact of Product Mix

The Company's products range from higher value-added and higher margin commercial products to commodity type products such as wholesale tube and rod, bar and strip. The Company's overall profitability from period to period is affected by the mix in sales within these categories. The Company has substantial sales in Canada, and its product mix in that market, as compared to the United States market, reflects a much higher percentage of commodity type products, such as wholesale tube and rod, bar and strip. The results of Canadian operations reflect both this different product mix and the impact of Canadian market and economic trends, which can be independent of United States trends.

Cyclical and Seasonal Nature of Demand

Because the Company primarily supplies component parts, the Company's operations are affected by changes in its customers' markets. Demand in certain industries to which the Company sells is cyclical. In particular, sales of plumbing tube and refrigeration service tube are affected by changes in residential construction rates. Demand in certain industries to which Company sells, including the residential air conditioning industry, is also seasonal. Sales to the residential air conditioning market are generally greater in the first and second quarters of the year and lower in the third and fourth quarters because manufacturers typically build inventories in the early part of the year in anticipation of summer air conditioning sales and housing starts. In addition, sales of industrial tube are affected adversely in years with unusually cool summers.

RESULTS OF OPERATIONS

Year Ended December 31, 1997 Compared with Year Ended December 31, 1996

Consolidated net sales for the year ended December 31, 1997 were $667.7 million, a decrease of 4.6% from net sales of $699.9 million in 1996. Pounds shipped decreased by 2.8% in 1997 to 339.3 million from 349.3 million in 1996. Net sales reflect a decrease in the price of copper, the Company's main raw material and pounds shipped. The average COMEX copper price for 1997 was $1.04 per pound compared with $1.06 per pound in 1996. Net sales were also impacted by a decrease in fabrication charges to customers for wholesale and rod, bar and strip products which were offset by increased fabrication charges in the commercial product line.

Shipments of commercial tube decreased 5.8% in 1997 from 1996, primarily as a result of decreased shipments of industrial tube used in the residential air conditioning industry, as well as a 3.4% decrease in technical tube shipments. The decrease in shipments of industrial tube was principally attributable to a decline in orders from customers in the residential air conditioning industry, which generally did not meet its anticipated levels of production for 1997, and the decrease in technical tube shipments was primarily because the manufacturers of large commercial air conditioners reduced their production from previous years' levels. The decline in commercial shipments was offset somewhat by a 10.8% increase in shipments of fabricated products, primarily resulting from the acquisition of Tube Forming, Inc. in September 1996. Shipments of the Company's wholesale products increased 5.8% as a result of increased participation by the Company in the United States market. Rod, bar and strip product shipments decreased 2.3%, primarily as a result of a decline in shipments of strip products. Pounds shipped in the United States were 223.9 million in 1997 representing an increase of 4.8% from 1996. Canadian pounds shipped in 1997 were
115.4 million, 14.9% less than 1996.

Consolidated gross profit decreased 11.8% for 1997 to $82.6 million from $93.7 million in 1996. This decline was primarily the result of the decreased shipments of commercial products, which are generally the Company's highest margin products, and a shift in product mix to products within the commercial product category. In addition, the fabrication price charged to customers for the Company's wholesale products decreased 24.8%, which resulted in decreased gross profit. Consolidated gross margin decreased to 12.4% in 1997, from 13.4% in 1996.

Gross profit from United States operations decreased by 7.9% to $69.6 million, from $75.6 million in 1996, due to the factors outlined above. Gross profit from the Canadian operations decreased by 28.2% to $13.0 million from $18.1 million in 1996, principally due to decreased wholesale product fabrication charges and reduced pounds shipped.

Consolidated selling, general and administrative expenses for the year ended December 31, 1997 were $22.1 million compared with $21.9 million in 1996.

During the year ended December 31, 1997, the Company recognized a non-recurring, pre-tax charge ("the non-recurring charge") to operations of approximately $4.4 million ($3.0 million after tax). This one-time charge to operations included $1.8 million of expenses related to the implementation of the Company's 1997 Voluntary Early Retirement Program; $1.3 million of severance costs primarily associated with the departure of the Company's former Chief Executive Officer; $0.6 million of professional fees and other costs associated with an acquisition that was not completed; and $0.7 million of costs for discontinuing the Poland operations of Small Tube Manufacturing Corporation (a wholly-owned subsidiary of the Company).

As a result of decreased gross profit, slightly increased selling, general and administrative expenses and the recognition of the non-recurring charge, consolidated income from operations decreased by 21.7% to $56.2 million in 1997, from $71.8 million in 1996. United States income from operations decreased by 21.3% to $45.1 million, from $57.3 million, and Canadian income from operations decreased by 23.4% to $11.1 million in 1997, from $14.5 million in 1996.

Consolidated net interest expense decreased by 20.4% to $7.4 million in 1997 from $9.3 million in 1996. This decrease is primarily due to reduced interest expense resulting from the Company's refinancing of debt outstanding under its 10 1/8% Senior Subordinated Notes due 2002 ("Notes") in April 1997, but was partially offset by reduced interest income resulting from a reduced amount of cash holdings during 1997 as a result of the Company's use of cash to purchase Tube Forming, Inc. in the third quarter of 1996. During the year ended December 31, 1997, the Company incurred an extraordinary charge associated with the early extinguishment of the Notes for unamortized debt issuance cost, professional fees and prepayment premiums. The charge on the extinguishment net of tax was $4.7 million ($7.5 million pre-tax).

The effective tax rate for the year ended December 31, 1997 was 36.4% compared to 35.5% for the year ended December 31, 1996. Upon an evaluation of the Company's income tax position during the period ended December 31, 1996, the tax provision was reduced to reflect the settlement of certain tax issues.

For the year ended December 31, 1997, net income was $25.8 million, or $1.80 per diluted share, compared with $39.6 million, or $2.77 per diluted share, for the year ended December 31, 1996. Excluding the non-recurring charge and the extraordinary charge relating to the extinguishment of the Notes, net income was $33.6 million or $2.34 per diluted share, for the year ended December 31, 1997.

Year Ended December 31, 1996 Compared with Year Ended December 31, 1995

Consolidated net sales for the year ended December 31, 1996 were $699.9 million, an increase of 5.3% from net sales of $664.6 million in 1995. Pounds shipped increased by 11.5% in 1996 to 349.2 million from 313.1 million in 1995. Net sales for 1996 reflect a decrease in the price of copper, the Company's main raw material. The average COMEX copper price for 1996 was $1.06 compared with $1.35 for 1995. Shipments of commercial tube increased by 5.5% in 1996 over 1995 due to continued demand from large commercial air conditioning equipment manufacturers as the CFC phaseout continued, and increased shipments of industrial tube used in residential air conditioning and appliance applications partially resulting from the acquisition of Tube Forming, Inc., in September 1996. As fabrication charges in the wholesale tube products market increased, the Company increased its offering of wholesale products in the United States. As a result, shipments of Wolverine's wholesale products increased by 49.7% in 1996. Pounds shipped in the United States were 213.7 million in 1996 for an increase of 10.6% from 1995. Canadian pounds shipped in 1996 were 135.6 million, 13.2% more than 1995.

Consolidated gross profit increased by 11.7% for 1996 to $93.7 million from $83.9 million in 1995. The gross profit improvement was due to increased sales of higher margin commercial products and increased sales of wholesale tube, especially in the United States. Consolidated gross margin increased to 13.4% in 1996 from 12.6% in 1995. Gross profit from United States operations improved by 9.6% to $75.6 million from $69.0 million in 1995 due to the factors outlined above. Gross profit for the Canadian operations increased by 21.5% to $18.1 million from $14.9 million in 1995, principally due to improvements in wholesale product fabrication charges.

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

For the year ended December 31, 1996, net income was $39.6 million or $2.77 per diluted share compared with $32.2 million or $2.26 per diluted share for the year ended December 31, 1995. Included in the 1995 results was the one-time after tax charge of $685,000, or $0.05, per share relating to the costs of a secondary stock offering.

LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities is the Company's primary source of liquidity and totaled $46.7 million, $39.4 million and $27.2 million for the years ending December 31, 1997, 1996 and 1995 respectively. The increase from 1996 was primarily due to an increase in accounts payable which was partially offset by a decrease in net income, net of non-recurring charges and the extraordinary item. The decrease in accounts receivable from December 31, 1996 is primarily due to decreased sales activity and reduced COMEX copper prices over the prevailing prices at year end 1996.

The ratio of current assets to current liabilities was 3.52 in 1997 and 3.61 in 1996. The current ratio decreased in 1997 from 1996 as increased current liabilities were only partially offset by increased current assets. Comparing 1997 to 1996, increases in accounts payable primarily offset the increases in inventories.

On April 30, 1997, the Company entered into a new five-year $200 million unsecured credit agreement (the "New Credit Agreement") to replace the Company's existing credit facility as well as to finance a tender offer for the $99 million in outstanding principal amount of the Notes. The New Credit Agreement
(i) provides for an aggregate available revolving credit facility of $200 million, including a $20 million sub-limit facility available to Wolverine Tube (Canada) Inc., (ii) matures in full in April 2002, and (iii) provides for an interest rate, at the Company's selection, at a floating base rate that is either (a) the higher of the federal funds effective rate plus .50% or the prime rate or (b) LIBOR plus a specified margin of .25% to .875%. Upon the consummation of the refinancing, the Company borrowed approximately $107 million under the New Credit Agreement, substantially all of which was used to refinance the purchase of the $98.225 million in Notes that were tendered in the tender offer and to pay for related refinancing expenses. On October 31, 1997 the balance of $775,000 in aggregate principal amount of the Notes that had remained outstanding was called for redemption by the Company at 103.8%, pursuant to the terms of the Notes. As of December 31, 1997, the Company had approximately $100 million in outstanding borrowings and obligations under the New Credit Agreement and approximately $100 million in additional borrowing availability thereunder.

Upon review of current business and market conditions, the Company elected to adopt the 1997 Voluntary Early Retirement Program (the "Plan"). This Plan rewards certain eligible employees who elected on a voluntary basis to take early retirement from the Company between March 26, 1997 and May 12, 1997. After the execution of a binding Voluntary Early Retirement Agreement and General Release by each eligible employee, the Company paid each such employee an early retirement payment and provided certain other considerations. The payment was an amount equal to four weeks' base pay plus one additional week's pay for each year of service, up to a maximum of twenty-six weeks' total, less applicable taxes and withholdings required by law. Twenty-six employees from various locations and departments throughout the Company elected to participate in the Plan. At the end of the second quarter, the implementation of the Plan was completed. The Company expects to realize approximately $2.0 million in reduced salary and related expenses per year as a result of the Plan. Implementation of the Plan resulted in an approximate $1.8 million charge that was included in the Company's non-recurring charge and recognized in the second quarter of 1997. The primary components of the charge relating to the Plan include approximately $1.0 million relating to severance and vacation pay and $0.6 million in increased pension expense and $0.2 million for professional fees and miscellaneous expenses resulting from these early retirements.

During 1997, the Company experienced weak demand for its tubular products used in the commercial market and unusually weak demand in the residential air conditioning market. The unanticipated availability of reclaimed chlorofluorocarbons ("CFCs") at reasonable prices slowed the rate of replacing large commercial air conditioners using CFC refrigerants. In addition, the record levels of manufacturer and distributor residential inventories, compounded by a cool spring and early summer, softened demand for the Company's high margin residential air conditioner products. In addition, wholesale products experienced price decreases due to a slowdown in product demand and increases in foreign competition. In order to manage these weak markets, the Company exercised its flexibility and shifted manufacturing to lower margin products. These markets are very volatile and are subject to rapid change. However, if these market conditions persist in 1998, the Company could continue to experience a decrease in fabrication charges similar to what was experienced in 1997.

Capital expenditures were $21.6 million in 1997, $8.5 million in 1996 and $15.8 million in 1995. The Company currently expects to spend approximately $40 million in 1998 under its capital improvement program. The Company's 1998 capital improvement program includes asset maintenance, environmental compliance and asset improvement items as well as the relocation or expansion of certain of the Company's facilities. The Company believes that it will be able to satisfy its existing working capital needs, interest obligations, and capital expenditure requirements with cash flow from operations and funds available under the Credit Agreement.

IMPACT OF YEAR 2000

The Company utilizes a number of computer software programs and operating systems throughout its organization, including applications used in order processing, shipping and receiving, accounts payable and receivable processing, financial reporting and in various other administrative functions. The Company recognizes the need to ensure that its operations will not be adversely impacted by applications and processing issues related to the upcoming calendar year 2000 (the "Year 2000 Issue"). The Year 2000 Issue is the result of computer programs that have been written to recognize two digit, rather than four digit, date codes to define the applicable year. To the extent that the Company's software applications contain source codes that are unable to appropriately interpret a code using "00" as the upcoming year 2000 rather than 1900, the Company could experience system failures or miscalculations that could disrupt operations and cause a temporary inability to process transactions, send and process invoices or engage in similar normal business activities.

Based on a recent assessment of its systems, the Company has determined that it will be required to modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that with modifications to its existing software and certain conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. In addition, the Company's systems and operations are dependent, in part, on interaction with systems operated or provided by vendors or other third-parties, and the Company is surveying those parties about their progress in identifying and addressing problems that their computer systems may face in connection with the Year 2000 Issue. The Company estimates that it has no exposure for contingencies related to the Year 2000 Issue for the products it has sold.

The Company will utilize both internal and external resources to reprogram, or replace, and test its software for Year 2000 modifications. The Company anticipates completing the modifications necessary to make its systems Year 2000 compliant by March 31, 1999, which is prior to any anticipated impact on its operating systems. The total cost of the Year 2000 project is estimated at $5.5 million and is being funded through operating cash flow. Of the total project cost, approximately $5.3 million is attributable to the purchase of new software, which will be capitalized. The remaining $0.2 million, which will be expensed as incurred, is not expected to have a material effect on the results of operations. To date, the Company has incurred approximately $0.8 million in expenses related to the assessment of, and preliminary efforts on, its Year 2000 modification project, the development of the plan for the purchase of new systems and system modifications.

The costs of the project and the timeframe in which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. Specific factors that might result in additional costs or time delays include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. Based upon the Company's current estimates, the Company does not anticipate that the cost of compliance with the Year 2000 Issue will be material to its business, financial condition or results of operations; however, there can be no assurance that the Company's systems, or those of its vendors, customers or other third parties, will be made Year 2000 compliant in a timely manner or that the impact of the failure to achieve such compliance will not have a material adverse effect on the Company's business, financial condition or results of operations.

ENVIRONMENTAL

         The Company's facilities and operations are subject to extensive environmental laws and regulations. During the year ended December 31, 1997, the Company spent approximately $1.0 million on environmental matters which include remediation costs, monitoring costs, legal and other costs. The Company has a reserve of $2.5 million for environmental remediation costs which is reflected in the Company's Consolidated Balance Sheet. The Company spent approximately $2.6 million in capital expenditures relating to environmental matters during 1997 and has budgeted approximately $0.4 million for such capital expenditures for 1998. Based upon information currently available, the Company believes that the costs of the environmental matters described below are not reasonably likely to have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

Oklahoma City, Oklahoma

         The Company is one of a number of Potentially Responsible Parties ("PRPs") named by the Environmental Protection Agency ("EPA") with respect to the soil and groundwater contamination at the Double Eagle Refinery Superfund site in Oklahoma City, Oklahoma. The costs associated with the cleanup of this site will be entirely borne by the PRP group (the "Group"), as the site owner has filed for bankruptcy protection. In March 1993, twenty-three PRPs named with respect to the soil contamination of the site, including the Company, submitted a settlement offer to the EPA. Settlement negotiations between the Group and the EPA are continuing, but currently contemplate a settlement and consent order among the PRPs, the EPA and the State of Oklahoma, which would provide for each PRPs liability to be limited to a prorate share of an aggregate amount based upon the EPA's worst-cast cost scenario to remediate the site. Under the current proposal, the Company's settlement amount is estimated to be $390,000.

Decatur, Alabama

         The Company is subject to an order under Section 3008(h) of the Resource Conservation and Recovery Act ("RCRA") to perform a facilities investigation of its site in Decatur, Alabama, including a portion of the site where wastes were buried (the "Burial Site"). Should the EPA decide to order remediation, the remaining monitoring, legal and other costs are estimated to be $1.2 million. Under an agreement between the Company and an affiliate of the Henley Group, Inc. (collectively, "Henley"), the prior owner of the property, Henley took control of investigation and any required cleanup of the Burial Site. In February 1997, the Company exercised its option to release Henley from liability for further remediation, monitoring and related costs with respect to the Burial Site in exchange for a settlement payment, all pursuant to the terms of the existing agreements with Henley. In June 1997, the Company released Henley from liability of the Burial Site following the receipt of the settlement payment. The Company is currently awaiting comments and approval from the EPA on a Corrective Measures Study ("CMS") that Henley had submitted to the EPA regarding the Burial Site. The cost to the Company to comply with the CMS, as currently presented, will not have an adverse effect on the Company's consolidated financial position, results of operations or liquidity.

New Westminster, British Columbia

         In February 1988, the Company purchased substantially all of the assets of Noranda Metal Industries Limited ("NMI" and, collectively with its parent, Noranda, Inc. "Noranda"), which included property located in Montreal, Quebec (the "Montreal Property"), Fergus, Ontario (the "Fergus Property"), and a leasehold interest in property located on Annacis Island in Delta, British Columbia (the "New Westminster Property", and collectively with the Montreal Property and the Fergus Property, the "Properties"). In 1993, the Company commissioned a series of environmental assessments of the Properties, which resulted in the finding of PCBs above permissible limits at the New Westminster Property and in an adjacent tidal flat of the Fraser River. Additional findings include traces of PCBs within the Montreal Property, as well as the presence of heavy metal and other contaminants at the New Westminster Property and the Montreal Property.

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

         The Company currently has no obligation to remediate the soil contamination at its Montreal Property under current Quebec statutes. The traces of PCBs within the Montreal Property have been remediated. The Company has instituted a program to prevent further contamination and is monitoring the existing contamination. The Company intends to continue to operate the Montreal Property and does not currently plan to remediate the heavy metal contamination, thus, no estimate has been made of the costs to remove the heavy metal from the soil and no amount has been accrued in the accompanying Consolidated Financial Statements.

         On October 13, 1993, the Company filed a Statement of Claim against Noranda and other parties, contending that Noranda was liable for substantially all of the cleanup costs at New Westminster and Montreal under the environmental indemnity contained in the purchase agreement and that Noranda materially breached the agreement by failing, among other things, to provide full and complete disclosure of the conditions of the facilities. The Statement of Claim sought certain declaratory judgments, specific performance of the agreement, and general specific prospective damages of up to $25,000,000 (Canadian). In September 1997, the Company and Noranda reached an agreement to settle the Statement of Claim. The settlement provides that Noranda will reimburse the Company for a portion of the costs incurred in the remediation study and other related costs associated with the New Westminster Property. In addition, the agreement contemplates that Noranda and the Company would enter into a cost sharing arrangement with respect to future remediation costs at the Montreal Property, up to a maximum amount of $9.9 million. Pursuant to the proposed arrangement, which would expire in September 2002, Noranda would be responsible for a maximum of $6 million and the Company would be responsible for a maximum of $3.9 million of such costs. Any remediation costs in excess of $9.9 million would be the sole responsibility of the Company.

         The Ministry of Environment, Lands and Parks of the Province of British Columbia (the "B.C. Ministry") has issued a Pollution Abatement Order to the Company and NMI regarding the New Westminster facility and a tidal flat in the Fraser River immediately adjacent to an outfall from the property's drainage system. The order requires the Company and NMI to prevent discharge of contaminants from the property, to undertake further investigation of this site and to prepare a remediation plan and implementation schedule for cleanup of the contaminant area, including the Fraser River. Pursuant to the sale agreement with Juker, Juker assumed responsibility for the remediation of the New Westminster Property, other than with respect to Fraser River. The Company has been informed that Juker has completed the remediation of the New Westminster Property, and that NMI has completed the remediation of the Fraser River and associated uplands, all as outlined in the implementation plan that was approved by the B.C. Ministry. The Company does not anticipate that it will have any further liability under the Pollution Abatement Order.

Ardmore, Tennessee

         On December 28, 1995, the Company entered into a Consent Order and Agreement with the Tennessee Division of Superfund (the "Tennessee Division"), relating to the Ardmore facility, under which the Company agreed to conduct a preliminary investigation regarding whether volatile organics detected in and near the municipal drinking water supply are related to the Ardmore facility and, if necessary, to undertake an appropriate response. That investigation has disclosed contamination, including elevated concentrations of certain volatile organic compounds, in soils of certain areas of the Ardmore facility and also has disclosed elevated levels of certain volatile organic compounds in the shallow residuum groundwater zone at the Ardmore facility. Under the terms of the Consent Order and Agreement, the Company submitted a Remedial Investigation and Feasibility Study ("RI/FS") work plan, which was accepted by the Tennessee Division, and the Company has initiated the RI/FS. Based on the available information, and recognizing that the nature and scope of remediation will be affected by the results of the RI/FS, the Company preliminary estimates a range of between $1,255,000 and $2,055,000 to complete the investigation and remediation of this site, of which approximately $835,000 has been spent through December 31, 1997.

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

Greenville, Mississippi

         Following the Company's acquisition of its Greenville, Mississippi facility, (the "Greenville facility"), a preliminary investigation disclosed volatile organic contaminants in soil and groundwater at the site. Based on further investigation, it appears that the contamination has not spread off site. The Company entered into a Consent Order with the Mississippi Department of Environmental Quality ("MDEQ") for a pilot study program which helped determine the effectiveness of certain technology and further defined the scope of remediation for the site. The pilot study program concluded on June 1, 1997. The Company entered into a final consent agreement with the MDEQ on July 15, 1997. Remediation efforts began in the third quarter of 1997 and are expected to continue for approximately three years. However, there can be no assurance that remediation efforts will be allowed to be discontinued after three years, and operations, maintenance and expenses of the remedial system may continue for a longer period of time. The remaining total investigative and remedial costs could total $936,000 under the remediation plan the Company adopted, and it could increase further if the remedial system is required to operate for more than three years. Applicable costs of testing and remediation required at the Greenville facility are being shared with the former owners of the facility on a dollar for dollar basis, not to exceed $750,000, pursuant to the terms of an Escrow Agreement established at the time the facility was acquired. Any remediation costs in excess of the shared amount would be the sole responsibility of the Company.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," and No. 131, "Disclosures about Segments of an Enterprise and Related Information". These statements establish standards for reporting and display of comprehensive income and its components and for reporting information about business segments and products in financial statements, and are effective for years beginning after December 15, 1997. Adoption of these statements is not expected to have a material effect on the Company's consolidated financial statements.

         In February 1998, the Financial Accounting Standards Board issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". This Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. The Statement suggests combined formats for presentation of pension and other postretirement benefit disclosures. This Statement is effective for fiscal years beginning after December 15, 1997. Adoption of this Statement is not expected to have a material effect on the Company's consolidated financial statements.

ITEM 8

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                         Page
                                                                                         ----
Consolidated Statements of Income - For the years ended December 31, 1997, 1996
    and 1995.                                                                             F-1

Consolidated Balance Sheets - December 31, 1997 and 1996.                                 F-2

Consolidated Statements of Stockholders' Equity - For the years ended
    December 31, 1997, 1996 and 1995.                                                     F-3

Consolidated Statements of Cash Flows - For the years ended December 31, 1997,
    1996 and 1995.                                                                        F-4

Notes to Consolidated Financial Statements.                                               F-5

Report of Ernst & Young LLP, Independent Auditors.                                        F-25

ITEM 9




           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                            AND FINANCIAL DISCLOSURES

No changes in or disagreements with accountants on accounting and financial disclosure matters existed during the most recent two years.

                                    PART III

ITEM 10

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item with respect to directors is incorporated by reference from the information under the caption "Election of Directors" contained in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders. The required information concerning executive officers of the Company is contained in Part I of this report.



ITEM 11

                             EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information under the caption "Executive Compensation" in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders.



ITEM 12

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the information under the caption "Stock Ownership of Management and Certain Beneficial Owners" in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders.



ITEM 13

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the information contained under the caption "Certain Transactions" in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders.

                                     PART IV


ITEM 14

               EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                                   ON FORM 8-K

(a)      Index to exhibits, financial statements and schedules.

    (1) The following consolidated financial statements for the Company and Report of Independent Auditors are included beginning on page F-1 hereof:

         Consolidated Statements of Income - For the years ended December 31,
                  1997, 1996 and 1995.

         Consolidated Balance Sheets - December 31, 1997 and 1996.

         Consolidated Statements of Stockholders' Equity - For the years ended
                  December 31, 1997, 1996 and 1995.

         Consolidated Statements of Cash Flows - For the years ended December
                  31, 1997, 1996 and 1995.

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

    (3)  Exhibits required by Item 601 of Regulation S-K.

         The following exhibits are included in this Form 10-K:

               Exhibit No.                           Description
               -----------                           -----------

                  21                                 List of Subsidiaries

                  23                                 Consent of Ernst & Young LLP,
                                                     Independent Auditors

                  27                                 Financial Data Schedule (for SEC use only)

         The following exhibit is incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1997:

               Exhibit No.                           Description
               -----------                           -----------


                  3.2                                By-Laws of the Company, as amended

         The following exhibits are incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997:

               Exhibit No.                           Description
               -----------                           -----------

                  10.1*                              Agreement and General Release, dated April 1,1997
                                                     between the Company and Thomas B. Roller

                  10.2                               Supplemental Indenture, dated as of April 25, 1997,
                                                     between the Company and Mellon Bank, F.S.B.

                  10.3                               Credit Agreement, dated as of April 30, 1997
                                                     among the Company, the lenders, named therein,
                                                     Credit Suisse First Boston as Administrative
                                                     Agent and Mellon Bank, N.A., as Documentary Agent

         The following exhibits are incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

               Exhibit No.                           Description
               -----------                           -----------

                  10.1*                              Employment Agreement, dated as
                                                     of September 16, 1996, between the
                                                     Company and John M. Quarles

                  10.2*                              Severance Agreement, dated as of
                                                     September 16, 1996, between the
                                                     Company and Thomas B. Roller

               Exhibit No.                           Description
               -----------                           -----------

                  10.3*                              1996 Key Manager Bonus Plan

                  10.4*                              Long Term Incentive Plan


     The following exhibit is incorporated by reference to the Company's Registration Statement on Form 8-A, filed on February 22, 1996:

               Exhibit No.                           Description
               -----------                           -----------

                  1                                  Rights Agreement, dated as of February 13, 1996,
                                                     between the Company and Society National Bank,
                                                     as Rights Agent

         The following exhibits are incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

               Exhibit No.                           Description
               -----------                           -----------

                  3.1                                Restated Certificate of Incorporation of
                                                     the Company, as amended

                 10.1*                               Amended No. 1 to Employment Agreement,
                                                     dated December 7, 1995, between the Company
                                                     and John M. Quarles

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

                  10.13*                             Form of Indemnity Agreement

                  10.19*                             Supplemental Executive Retirement Plan

         The following exhibit is incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended October 1, 1994:

               Exhibit No.                           Description
               -----------                           -----------

                  10.18*                             Employment Agreement between the Company
                                                     and John M. Quarles


     The following exhibit is incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended July 2, 1994:

               Exhibit No.                           Description
               -----------                           -----------

                  10.15                              Form of Non-Qualified Stock Option Agreement
                                                     under the Company's 1993 Equity Incentive Plan

     The following exhibit is incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

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

     The following exhibits are incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-65148).

               Exhibit No.                           Description
               -----------                           -----------

                  10.1*                              Severance Pay Plan, dated as of May 10, 1990

                  10.3*                              Form of Severance Agreement

                  10.4                               The Company's 1991 Stock Option Plan

                  10.5                               Form of Non-Qualified Stock Option Agreement
                                                     under the Company's 1991 Stock Option Plan

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Huntsville, State of Alabama, on the 27th day of March, 1998.


WOLVERINE TUBE, INC.

By /s/ JAMES E. DEASON
   ----------------------------
   Name: James E. Deason
   Title: Executive Vice President,
          Chief Financial Officer
          Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

 SIGNATURE                                    TITLE                                DATE
 ---------                                    -----                                ----

/s/ JOHN M. QUARLES                Chairman and Director                        March 27, 1998
---------------------------
John M. Quarles

/s/ DENNIS J. HOROWITZ             President and Chief Executive                March 27, 1998
---------------------------        Officer and Director (Principal
Dennis J. Horowitz                 Executive Officer)

/s/ JAMES E. DEASON                Executive Vice President,                    March 27, 1998
---------------------------        Chief Financial Officer,
James E. Deason                    Secretary and Director (Principal
                                   Financial Officer and Principal
                                   Accounting Officer)

/s/ JOHN L. DUNCAN                 Director                                     March 27, 1998
---------------------------
John L. Duncan

                                   Director                                     March 27, 1998
---------------------------
Thomas P. Evans

/s/ JAN K. VER HAGEN               Director                                     March 27, 1998
---------------------------
Jan K. Ver Hagen

/s/ CHRIS A. DAVIS                 Director                                     March 27, 1998
---------------------------
Chris A. Davis

/s/ GAIL O. NEUMAN                 Director                                     March 27, 1998
---------------------------
Gail O. Neuman

Wolverine Tube, Inc. and Subsidiaries
Consolidated Statements of Income

(In thousands except per share amounts)

                                                              Year ended December 31,
                                                         1997           1996           1995
---------------------------------------------------------------------------------------------
Net sales                                             $ 667,686      $ 699,863      $ 664,605
Cost of goods sold                                      585,060        606,157        580,749
---------------------------------------------------------------------------------------------
Gross profit                                             82,626         93,706         83,856
Selling, general and administrative expenses             22,081         21,903         23,391
Non-recurring charge (Note 16)                            4,384             --             --
---------------------------------------------------------------------------------------------
Income from operations                                   56,161         71,803         60,465
Other expenses:
    Interest expense, net (Note 5)                        7,367          9,321          9,038
    Amortization and other, net                             712          1,107          1,604
---------------------------------------------------------------------------------------------
Income before income taxes and extraordinary item        48,082         61,375         49,823
Income taxes (Note 9)                                    17,506         21,792         17,587
---------------------------------------------------------------------------------------------
Income before extraordinary item                         30,576         39,583         32,236
Extraordinary item, net of income tax
   benefit of $2,782 (Note 5)                            (4,738)            --             --
---------------------------------------------------------------------------------------------
Net income                                               25,838         39,583         32,236
Less preferred stock dividends                             (280)          (280)          (280)
---------------------------------------------------------------------------------------------
Net income applicable to common shares                $  25,558      $  39,303      $  31,956
=============================================================================================

Earnings per common share-basic:
Income before extraordinary item                      $    2.16      $    2.85      $    2.35
Extraordinary item                                        (0.34)            --             --
---------------------------------------------------------------------------------------------
Net income per common share-basic                     $    1.82      $    2.85      $    2.35
=============================================================================================
Basic weighted average number of common
    shares (Note 17)                                     14,022         13,772         13,605
=============================================================================================

Earnings per common share-diluted:
Income before extraordinary item                      $    2.13      $    2.77      $    2.26
Extraordinary item                                        (0.33)            --             --
---------------------------------------------------------------------------------------------
Net income per common share-diluted                   $    1.80      $    2.77      $    2.26
====================================================================-------------------------
Diluted weighted average number of common and
    common equivalent shares (Note 17)                   14,232         14,196         14,118
=============================================================================================

See accompanying notes.

WOLVERINE TUBE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

                                                                         December 31,
                                                                   1997              1996
--------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and equivalents                                         $  15,096         $   2,967
    Accounts receivable, net                                        71,879            79,128
    Inventories (Note 2)                                            87,829            73,525
    Prepaid expenses and other                                       1,067               205
--------------------------------------------------------------------------------------------
Total current assets                                               175,871           155,825

Property, plant and equipment, net (Note 3)                        153,917           150,221
Deferred charges and intangible assets, net (Note 4)                87,937            84,946
Prepaid pensions (Note 6)                                            7,197             6,028
--------------------------------------------------------------------------------------------
Total assets                                                     $ 424,922         $ 397,020
============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                             $  39,937         $  27,318
    Accrued liabilities                                              6,429            11,231
    Deferred income taxes (Note 9)                                   3,659             4,613
--------------------------------------------------------------------------------------------
Total current liabilities                                           50,025            43,162
Deferred income taxes (Note 9)                                      27,057            25,857
Long-term debt (Note 5)                                             98,411           100,473
Postretirement benefit obligation (Note 7)                          12,126            12,505
Accrued environmental remediation (Note 8)                           2,540             3,732
--------------------------------------------------------------------------------------------
Total liabilities                                                  190,159           185,729

Commitments and contingencies (Notes 8 and 13)

Minority interest                                                       --                69

Redeemable cumulative preferred stock, par value $1 per
    share; 20,000 shares issued and outstanding
    at December 31, 1997 and 1996 (Note 10)                          2,000             2,000

Stockholders' equity:
    Cumulative preferred stock, par value $1 per share;
        500,000 shares authorized (Note 10)                             --                --
    Common stock, par value $.01 per share; 20,000,000 shares
        authorized, 14,069,064 and 13,980,517 shares
        issued and outstanding at December 31, 1997
        and 1996, respectively (Notes 11 and 12)                       141               140
    Additional paid-in capital                                     100,064            98,870
    Retained earnings                                              143,073           117,515
    Accumulated currency translation adjustments                   (10,515)           (7,303)
--------------------------------------------------------------------------------------------
Total stockholders' equity                                         232,763           209,222
--------------------------------------------------------------------------------------------
Total liabilities, redeemable cumulative preferred
    stock and stockholders' equity                               $ 424,922         $ 397,020
============================================================================================

See accompanying notes.

Wolverine Tube, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity

(In thousands, except number of shares)

                                              Redeemable                                                Accumulated    Total
                                              Cumulative                        Additional                Currency     Stock-
                                           Preferred Stock       Common Stock    Paid-In    Retained    Translation   holders'
                                           Shares   Amount     Shares    Amount  Capital    Earnings    Adjustments    Equity
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994               20,000   $2,000   13,476,821   $135   $ 90,838   $  46,256    ($ 8,510)   $ 128,719

Common stock issued                            --       --      192,782      2      1,024          --          --        1,026
Net income                                     --       --           --     --         --      32,236          --       32,236
Tax benefit from stock options exercised       --       --           --     --      1,327          --          --        1,327
Preferred stock dividends                      --       --           --     --         --        (280)         --         (280)
Translation adjustments                        --       --           --     --         --          --       1,498        1,498
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995               20,000    2,000   13,669,603    137     93,189      78,212      (7,012)     164,526

Common stock issued                            --       --      310,914      3      2,702          --          --        2,705
Net income                                     --       --           --     --         --      39,583          --       39,583
Tax benefit from stock options exercised       --       --           --     --      2,979          --          --        2,979
Preferred stock dividends                      --       --           --     --         --        (280)         --         (280)
Translation adjustments                        --       --           --     --         --          --        (291)        (291)
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996               20,000    2,000   13,980,517    140     98,870     117,515      (7,303)     209,222

Common stock issued                            --       --       88,547      1        715          --          --          716
Net income                                     --       --           --     --         --      25,838          --       25,838
Tax benefit from stock options exercised       --       --           --     --        479          --          --          479
Preferred stock dividends                      --       --           --     --         --        (280)         --         (280)
Translation adjustments                        --       --           --     --         --          --      (3,212)      (3,212)
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997               20,000   $2,000   14,069,064   $141   $100,064   $ 143,073    ($10,515)   $ 232,763
==============================================================================================================================

See accompanying notes.

WOLVERINE TUBE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                                   Year ended December 31,
                                                                                         1997             1996              1995
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                              $25,838          $39,583           $32,236
Adjustments to reconcile net income to
    net cash provided by operating activities:
        Depreciation                                                                     14,116           14,127            13,481
        Amortization                                                                      2,680            2,219             2,309
        Deferred income taxes                                                               520            4,708             1,708
        Non-cash portion of non-recurring charge                                          3,533                -                 -
        Extraordinary loss on retirement of debt                                          4,738                -                 -
        Changes in operating assets and liabilities, net of
               effect from purchase of subsidiaries:
            Accounts receivable, net                                                      6,219            4,752          (10,835)
            Inventories                                                                (14,606)         (17,171)               433
            Prepaid expenses and other                                                  (1,670)            (224)                43
            Accounts payable                                                             10,652         (10,339)          (10,397)
            Accrued liabilities, including pension,
                postretirement benefit and environmental                                (5,351)            1,775           (1,783)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                46,669           39,430            27,195

INVESTING ACTIVITIES
Additions to property, plant and equipment                                             (21,598)          (8,540)          (15,805)
Proceeds received from sale of assets held for sale                                           -                -             1,926
Purchase of subsidiaries                                                                      -         (34,614)                 -
Acquisition of business assets                                                          (4,210)                -                 -
Other                                                                                     (496)          (1,233)                28
-----------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                  (26,304)         (44,387)          (13,851)

FINANCING ACTIVITIES
Financing fees                                                                            (820)              (8)              (11)
Net borrowing (repayment) from revolving credit facility                                 97,000                -           (8,500)
Issuance of common stock                                                                    716            2,705             1,026
Premium and fees paid on retirement of debt                                             (5,517)                -                 -
Principal payments on long-term debt                                                   (99,213)             (68)             (228)
Dividends paid on preferred stock                                                         (280)            (280)             (280)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                                        (8,114)            2,349           (7,993)
Effect of exchange rate on cash and equivalents                                           (122)               81                35
-----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and equivalents                                          12,129          (2,527)             5,386
Cash and equivalents at beginning of year                                                 2,967            5,494               108
-----------------------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of year                                                     $15,096           $2,967            $5,494
===================================================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW:
Interest paid                                                                            $9,321          $10,594           $10,557
Income taxes paid                                                                        13,721           15,758            13,001

NONCASH FINANCING ACTIVITIES:
Tax benefit from stock options exercised                                                   $479           $2,979            $1,327

See accompanying notes.

WOLVERINE TUBE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business
The accompanying consolidated financial statements include the accounts of Wolverine Tube, Inc. (the "Company") and its wholly-owned subsidiaries. The minority interest represented a 26% ownership of Small Tube Europe B.V., a subsidiary of STPC Holding, Inc., which was a wholly-owned subsidiary of the Company prior to June 1997. All significant intercompany transactions and balances have been eliminated.

The Company is engaged in the manufacturing and distribution of seamless copper and copper alloy tubular products as well as rod, bar and strip products. The Company's focus is developing and manufacturing high value added products used in engineered applications which require tubular products that have superior heat transfer capability. The Company's major customers are primarily located in North America and include the residential and commercial building industries, plumbing wholesalers, air conditioning and refrigeration manufacturers, utilities and automobile manufacturers, refining and chemical processing companies and industrial manufactures. Sales are made under normal terms and generally do not require collateral.

On September 6, 1996, the Company completed the acquisition of the outstanding stock of Tube Forming, Inc., and selected assets (the "TFI Acquisition") from two related entities for $34.6 million cash. The acquisition was financed with existing cash holdings of $14.6 million and borrowing under the Company's revolving credit facility of $20 million.

The following summarizes the unaudited consolidated pro forma results of operations, assuming the TFI Acquisition had occurred on January 1, 1995. This pro forma summary does not necessarily reflect what the results of operations would have been had the acquisition actually occurred on that date.

                                                 1996             1995
------------------------------------------------------------------------
                                               (In thousands, except per
                                                     share amounts)

Net sales                                      $725,803         $689,135
Net income applicable to common shares           42,304           34,436
Net income per common share - diluted              2.98             2.44
------------------------------------------------------------------------

Cash and Equivalents
The Company considers all highly liquid financial instruments with a maturity of three months or less at the time of purchase to be cash equivalents.

Inventories
Inventories are stated at the lower of cost or market. Approximately 73% and 75% of the total amounts of consolidated inventories at December 31, 1997 and 1996 are stated on the basis of last-in, first-out (LIFO) method. The remaining inventories which primarily include supplies are valued using the average cost method.

Property, Plant and Equipment
Property, plant and equipment is stated at cost. Depreciation is provided on the straight-line method over the following periods:

         Furniture and fixtures                      2-9  years
         Tooling                                     3-10 years
         Building and improvements                   3-39 years
         Machinery and equipment                     5-25 years

Impairment of Long-Lived Assets
Impairment losses are recorded on long-lived assets used in operations where indicators of impairment are present and the undiscounted cash flows estimated to be generated by these assets are less than their carrying amount.

Income Taxes
Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Property, plant and equipment, inventories, prepaid pension, postretirement benefit obligations and certain other accrued liabilities are the primary sources of these temporary differences.

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

Earnings Per Common Share
Basic net income per share is based on the weighted average number of common shares outstanding and net income reduced by preferred dividends. Diluted net income per share is based on the weighted average number of common shares outstanding plus the effect of dilutive employee stock options and net income reduced by preferred dividends.

Fair Values of Financial Instruments
The following methods are used by the Company in estimating fair value disclosures for financial instruments:

         Cash and equivalents: The carrying amount reported in the consolidated balance sheets for cash and equivalents approximates its fair value.

         Financing arrangement, long-term debt and redeemable cumulative preferred stock: The carrying amount of the Company's borrowings under its financing arrangement approximates its fair value. The fair value of the Company's long-term debt and derivative financial instruments are based upon quoted market price. The fair value of the Company's redeemable cumulative preferred stock is based upon its dividend rate and call provisions.

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

  Interest Rate Swaps
  The Company enters into interest-rate swap agreements to modify the interest characteristics of its outstanding debt. Each interest-rate swap agreement is designated as a hedge with the principal balance and term of a specific debt obligation. These agreements involve the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt (the accrual accounting method). The fair value of the swap agreements and changes in the fair value as a result of changes in market interest rates are not recognized in the financial statements. The estimated fair value of these interest rate swaps are a net payable of $1.8 million at December 31, 1997.

  Gains and losses on terminations of interest-rate swap agreements are deferred as an adjustment to the carrying amount of the outstanding debt and amortized as an adjustment to interest expense related to the debt over the remaining term of the original contract life of the terminated swap agreement. In the event of the early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the swap would be recognized in income coincident with the extinguishment gain or loss. The Company mitigates the risk that counter parties to these over-the-counter agreements will fail to perform by only entering into agreements with major international financial institutions.

  Foreign Currency Forwards
  The Company sometimes uses foreign exchange contracts to reduce its exposure to foreign currency risk associated with purchasing contracts denominated in foreign currency. A forward foreign exchange contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange.

  These contracts are designated and effective as hedges and discounts or premiums (the difference between the spot exchange rate and the forward exchange rate at inception of the contract) are accreted or amortized to other operating expenses over the contract lives using the straight-line method while realized and unrealized gains and losses resulting from changes in the spot exchange rate (included those from open, matured, and terminated contracts), net of related taxes, are included in the cumulative translation adjustment account in shareholders' equity (the deferral accounting method). The Company mitigates the risk that counter parties to these over-the-counter agreements will fail to perform by only entering into agreements with major international financial institutions. At December 31, 1997, the Company had not entered into a material contract relating to foreign currency forward agreements.

  Derivative Commodity Instruments
  In connection with the purchase of certain raw materials, principally copper, on behalf of certain customers for future manufacturing requirements, the Company has entered into commodity forward contracts as deemed appropriate for these customers to reduce the risk of future price increases. These forward contracts are accounted for as hedges and, accordingly, gains and losses are deferred and recognized in cost of sales as part of the product cost. At December 31, 1997, the Company had entered into contracts hedging certain future-commodity purchases through June, 1999 of approximately $38.4 million. The estimated fair value of these outstanding contracts was approximately $33.2 million at December 31, 1997. The Company is exposed to loss on the forward contracts in the event of non-performance by the customers whose orders are covered by such contracts. However, the Company does not anticipate non-performance by such customers. Historically, the Company has not closed any contracts prior to the execution of the underlying sale transactions nor have any of the underlying sale transactions failed to occur.

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

Translation to U.S. Dollars
Assets and liabilities of Wolverine Tube, Inc., denominated in foreign currency, are translated to U.S. dollars at rates of exchange at the balance sheet date. Income statement items are translated at average exchange rates during the period. Translation adjustments arising from changes in exchange rates are included in the accumulated currency translation adjustment component of stockholders' equity. Realized exchange gains and losses are included in income.

Research and Development Costs
Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The amounts charged to expense were $1.4 million, $1.6 million and $1.5 million for the years ended December 31, 1997, 1996 and 1995, respectively.

Use of Estimates
The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

2. INVENTORIES

Inventories are as follows:

                                                                                     1997               1996
---------------------------------------------------------------------------------------------------------------
                                                                                        (In thousands)
Finished products                                                                   $21,235         $13,626
Work-in-process                                                                      23,515          26,646
Raw materials and supplies                                                           43,079          33,253
---------------------------------------------------------------------------------------------------------------
                                                                                    $87,829         $73,525
===============================================================================================================

The reserves for LIFO included in inventories at December 31, 1997 and 1996 are ($11,102,000) and $4,038,000 respectively.


3. PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment is as follows at December 31:

                                                                                     1997             1996
---------------------------------------------------------------------------------------------------------------
                                                                                        (In thousands)
Land and improvements                                                              $ 10,673        $ 10,886
Buildings and improvements                                                           39,763          39,094
Machinery and equipment                                                             171,263         161,737
Construction-in-progress                                                             11,534           4,695
---------------------------------------------------------------------------------------------------------------
                                                                                    233,233         216,412
Less accumulated depreciation                                                       (79,316)        (66,191)
---------------------------------------------------------------------------------------------------------------
                                                                                   $153,917        $150,221
===============================================================================================================

4. DEFERRED CHARGES AND INTANGIBLE ASSETS

Deferred charges and intangible assets are as follows at December 31:

                                                                                     1997               1996
---------------------------------------------------------------------------------------------------------------
                                                                                        (In thousands)
Deferred debt issuance costs                                                        $   821         $ 3,891
Goodwill                                                                             93,090          87,686
Patents and other                                                                     4,234           2,789
---------------------------------------------------------------------------------------------------------------
                                                                                     98,145          94,366
Less accumulated amortization                                                       (10,208)         (9,420)
---------------------------------------------------------------------------------------------------------------
                                                                                    $87,937         $84,946
===============================================================================================================


5. FINANCING ARRANGEMENTS AND LONG TERM DEBT

The Company completed a refinancing in April, 1997 which consisted of entering into a new five year $200 million unsecured credit agreement (the "New Credit Agreement") to replace the Company's existing credit facility, as well as a tender offer for the $99 million in outstanding principal amount of the Company's 10 1/8% Senior Subordinated Notes due 2002 ("Notes"). The New Credit Agreement (i) provides for an aggregate available revolving credit facility of $200 million, including a $20 million sublimit available to Wolverine Tube (Canada) Inc., (ii) matures in full in April 2002, and (iii) provides for an interest rate, at the Company's election, at a floating base rate that is either
(a) the higher of the federal funds effective rate plus .50% or the prime rate or (b) LIBOR plus a specified margin of .25% to .875%. Upon consummation of the refinancing on April 30, 1997, the Company borrowed approximately $107 million under the New Credit Agreement, substantially all of which was used to finance the purchase of the $98.225 million in Notes that were tendered as well related financing expenses. Accordingly, the Company recorded an extraordinary after-tax charge of $4,738,000 ($7,520,000 pre-tax) resulting from the early retirement of the Notes. On October 31, 1997, the balance of $775,000 in aggregate principal amount of the Notes that had remained outstanding was called for redemption by the Company at 103.8%, pursuant to the terms of the Notes. As of December 31, 1997, the Company had approximately $100 million in additional borrowing available under the New Credit Agreement.

During 1997, the Company entered into two interest rate swap agreements with a certain lender providing bank financing. These agreements effectively fix the interest rates on $82,000,000 of the floating rate debt provided under the New Credit Agreement. The floating rate notes of $65,000,000 and $17,000,000 are fixed at a rate of 6.82% and 5.86%, respectively, plus the specified margin from the New Credit Agreement of .25% to .875%. The interest rate swaps expire on May 7, 2002 and February 7, 1999, and are based on 3-month LIBOR. These interest rate swaps are accounted for as hedges; the differential to be paid as interest rates change is accrued and recognized as an adjustment to interest expense.

The Company has a non interest-bearing loan agreement with the government of Canada. As of December 31, 1997 and 1996, the Company had outstanding advances of $1,399,000 and $1,459,000 respectively. The loan is to be repaid in four annual installments commencing in 1998.

The Company's credit agreement contains covenants that include requirements to maintain certain financial ratios and certain other restrictions and limitations, including the restrictions on payment of dividends by the Company, limitations on the issuance of additional debt, limitations on investments and contingent obligations, the redemption of capital stock and the sale or transfer of assets.

Interest expense is net of interest income and capitalized interest of $383,000 and $381,000 in 1997, $954,000 and $184,000 in 1996 and $500,000 and $1,236,000
in 1995, respectively.

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

Certain assumptions utilized in accounting for the U.S. defined benefit plans were:

                                                                              1997              1996              1995
------------------------------------------------------------------------------------------------------------------------
Discount rate                                                                    7.5%             7.75%              7.5%
Rate of increase in compensation                                            4.0-4.25          4.0-4.25          4.0-4.25
Expected long-term rate of return on plan assets                                 9.0               9.0               9.0

A summary of the components of net periodic pension cost for the U.S. defined benefit plans for the periods ended December 31 is as follows:

                                                                              1997              1996              1995
------------------------------------------------------------------------------------------------------------------------
                                                                                           (In thousands)
Service cost                                                                $  3,266          $  3,194          $  2,619
Interest cost                                                                  6,768             6,226             5,743
Expected return on plan assets                                               (18,185)          (10,792)          (14,193)
Deferred gain on assets                                                       10,215             4,010             8,926
------------------------------------------------------------------------------------------------------------------------
                                                                            $  2,064          $  2,638          $  3,095
========================================================================================================================

The following table sets forth the funded status of the plans and the amounts recognized in the Company's consolidated balance sheets at December 31:

                                                                          1997           1996
-----------------------------------------------------------------------------------------------
                                                                             (In thousands)
Actuarial present value of accumulated benefit obligations:
   Vested                                                               $  74,639      $ 66,640
   Non-vested                                                               6,365         5,843
-----------------------------------------------------------------------------------------------
                                                                        $  81,004      $ 72,483
-----------------------------------------------------------------------------------------------

Plan assets at fair value                                               $ 108,632        89,708
Actuarial present value of projected benefit obligation                   (98,570)      (87,745)
-----------------------------------------------------------------------------------------------
Fair value of plan asset over projected benefit obligation                 10,062         1,963
Unrecognized prior service cost                                               604           654
Unrecognized net loss (gain)                                               (4,912)        1,157
-----------------------------------------------------------------------------------------------
Prepaid pension obligation                                              $   5,754      $  3,774
===============================================================================================

Plan assets at December 31, 1997 were invested in common stock (53%), fixed income securities (44%) and cash equivalents (3%).

The Company has 401(k) plans covering substantially all U.S. employees. The Company provides a 30%-50% match for the first 5% to 7.5% of the employee's salary contributed to the plans. The amount of expense recorded by the Company with respect to these plans for the years ended December 31, 1997, 1996 and 1995 was $1,317,000, $1,010,309 and $734,000, respectively.

The Wolverine Tube, Inc. Supplemental Benefit Restoration Plan (the "Restoration Plan") is a defined benefit pension plan, which is non-funded and provides benefits to certain eligible executives of the Company. The benefits provided under the Restoration Plan are identical to the benefits provided by the Retirement Plan. During 1997, 1996 and 1995, the Company incurred expenses of $261,451, $148,000 and $121,000, respectively, relating to the Restoration Plan. At December 31, 1997, the Restoration Plan had accrued pension costs of $648,000.

Canadian Plans
The Company sponsors a defined contribution profit-sharing retirement plan for the London, Ontario facility employees who are required to contribute 4% of regular wages, subject to a maximum contribution limit specified by Canadian income tax regulations. Employer contributions are determined based upon the facility's operating results which will not be less than the greater of 1% of regular earnings of participants up to 10% of an adjusted net income as defined in the agreement. Contributions to this plan were $630,000 in 1997, $750,000 in 1996 and $577,000 in 1995.

The Company has established noncontributory defined benefit pension plans covering substantially all employees at the Montreal, Quebec and Fergus, Ontario facilities. The Company contributes the actuarially determined amounts annually into the plans. Benefits for the hourly employees at the Montreal, Quebec and Fergus, Ontario facilities are based on years of service and a negotiated rate. Benefits for salaried employees are based on years of service and the employee's highest annual average compensation over five consecutive years.

Significant assumptions utilized in accounting for the Salaried Employees, Canadian Operational Employees and Quebec Operational Employees pension plans for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                                                       Canadian             Quebec
                                                                    Salaried          Operational        Operational
                                                                    Employees          Employees          Employees
--------------------------------------------------------------------------------------------------------------------
Discount rate                                                          7.0%               7.0%               7.0%
Rate of increase in compensation                                       3.0                N/A                N/A
Expected long-term rate of return on plan assets                       8.0                8.0                8.0


A summary of the components of net periodic pension cost for the Salaried Employees, Canadian Operational Employee and Quebec Operational Employees pension plans for the years ended December 31, is as follows:

                                                                 1997              1996                1995
-------------------------------------------------------------------------------------------------------------------
                                                                              (In thousands)
Service cost                                                    $   514          $   523              $   445
Interest cost                                                     1,135            1,052                  971
Expected return on plan assets                                   (2,883)          (3,123)              (2,514)
Deferred gain on assets                                           1,420            1,753                1,337
-------------------------------------------------------------------------------------------------------------------
                                                                $   186          $   205              $   239
===================================================================================================================

The following table sets forth the funded status and the amounts recognized in the Company's consolidated balance sheets for the Salaried Employees, Canadian Operational Employees and Quebec Operational Employees pension plans at December 31:

                                                                                     1997              1996
---------------------------------------------------------------------------------------------------------------
                                                                                          (In thousands)
Actuarial present value of accumulated benefit obligations:
   Vested                                                                          $ 16,240          $ 16,116
   Non-vested                                                                           699               139
---------------------------------------------------------------------------------------------------------------
                                                                                   $ 16,939          $ 16,255
===============================================================================================================

Plan assets at fair value                                                          $ 21,072          $ 19,641
Actuarial present value of projected benefit obligation                             (16,939)          (16,803)
---------------------------------------------------------------------------------------------------------------
Fair value of plan assets over projected benefit obligation                           4,133             2,838
Unrecognized net (gain)                                                              (2,042)             (436)
---------------------------------------------------------------------------------------------------------------
Prepaid pension obligation                                                         $  2,091             2,402
===============================================================================================================

Plan assets at December 31, 1997 were invested in common stock (63%), fixed income securities (33%) and cash equivalents (4%).

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

Net periodic postretirement benefit cost for the years ended December 31, 1997, 1996 and 1995 includes the following components:

                                                                                    1997           1996           1995
-----------------------------------------------------------------------------------------------------------------------
                                                                                               (In thousands)
Service cost                                                                        $ 328          $ 363          $ 498
Interest cost                                                                         486            537            731
Amortization of deferred gain                                                        (773)          (669)          (372)
-----------------------------------------------------------------------------------------------------------------------
Net periodic postretirement benefit cost                                            $  41          $ 231          $ 857
=======================================================================================================================

The following table sets forth the funded status of the plan and the amounts recognized in the Company's consolidated balance sheets at December 31:


                                                                                       1997            1996
------------------------------------------------------------------------------------------------------------
                                                                                         (In thousands)
Retirees                                                                            $ 3,998         $ 4,579
Fully eligible active plan participants                                                 720             718
Other active plan participants (spouses of retirees)                                  2,089           2,212
------------------------------------------------------------------------------------------------------------
Total accumulated postretirement benefit obligation                                   6,807           7,509
Unrecognized net gain                                                                 5,319           4,996
------------------------------------------------------------------------------------------------------------
Net accrued postretirement benefit obligation                                       $12,126         $12,505
============================================================================================================

The assumed rate of annual increase in the per capita cost of covered benefits (i.e. health care cost trend rate) is 5% for 1997 and is assumed to remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rate by one percentage point in each year would have resulted in an increase in the postretirement medical benefit obligation at December 31, 1997 of $358,000 and an increase in the aggregate of the service cost and interest cost components of net periodic postretirement benefit cost for 1997 of $52,000. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.50% and 7.75% at December 31, 1997 and 1996, respectively.

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

The Company has accrued environmental remediation costs of $2,540,000 at December 31, 1997, consisting primarily of $38,000 for estimated remediation costs for the London and Fergus facilities, $1,224,219 for the Decatur facility, $468,000 for the Greenville facility and an aggregate of $809,781 for the Ardmore facility and the Shawnee facility (with respect to the Double Eagle Refinery site). Based on information currently available, the Company believes that the costs of these matters are not reasonably likely to have a material effect on the Company's consolidated financial condition, results of operations or liquidity.

9. INCOME TAXES

The components of income before income taxes for the years ended December 31, are as follows:

                                                                1997        1996        1995
-------------------------------------------------------------------------------------------------
                                                                      (In thousands)
U.S.                                                         $38,193     $47,014     $38,100
Canadian                                                       9,889      14,361      11,723
-------------------------------------------------------------------------------------------------
                                                             $48,082     $61,375     $49,823
=================================================================================================

The provision for income taxes for the years ended December 31, consists of the following:

                                                                1997        1996        1995
-------------------------------------------------------------------------------------------------
                                                                      (In thousands)
Current:
   U.S. Federal                                              $12,627     $12,340     $10,726
   Canadian                                                    3,252       3,309       3,549
   State                                                       1,107       1,435       1,604
-------------------------------------------------------------------------------------------------
                                                              16,986      17,084      15,879

Deferred:
   U.S                                                           587       3,913       2,309
   Canadian                                                      (67)        795        (601)
-------------------------------------------------------------------------------------------------
                                                                 520       4,708       1,708
-------------------------------------------------------------------------------------------------
                                                             $17,506     $21,792     $17,587
=================================================================================================

The components of net deferred tax amounts recognized in the consolidated balance sheets at December 31, are as follows:

                                                                            1997        1996
-----------------------------------------------------------------------------------------------
                                                                              (In thousands)
Deferred tax liabilities:
   Basis of property, plant and equipment                                  $30,080     $30,948
   Inventory valuation                                                       5,287       4,613
   Prepaid pension                                                           2,443       2,377
   Other                                                                        22          55
------------------------------------------------------------------------------------------------
Total deferred tax liabilities                                              37,832      37,993
Deferred tax assets:
   Environmental remediation accrual                                           960       1,373
   Pension obligation                                                          144         126
   Postretirement benefit obligation                                         4,547       4,803
   Other                                                                     1,465       1,221
-----------------------------------------------------------------------------------------------
Total deferred tax assets                                                    7,116       7,523
-----------------------------------------------------------------------------------------------
Net deferred tax liability                                                 $30,716     $30,470
===============================================================================================

The Company's effective tax rate differs from the applicable U.S. federal statutory rate for the periods ended December 31, due to the following:

                                                                           1997         1996         1995
----------------------------------------------------------------------------------------------------------
Federal statutory rate                                                      35.0%        35.0%        35.0%
   Increase (decrease) in taxes resulting from:
     State and local taxes, net of federal benefit                           2.3          1.5          2.1
     Effect of difference in U.S. and Canadian rates                        (0.6)        (0.3)        (0.1)
     Permanent differences                                                   0.7          0.1          1.2
     Other                                                                  (1.0)        (0.8)        (2.9)
----------------------------------------------------------------------------------------------------------
                                                                            36.4%        35.5%        35.3%
==========================================================================================================


The Internal Revenue Service and Revenue Canada are conducting examinations of the Company's U.S. federal and Canadian federal income tax returns for the years 1991 through 1994 and 1991 through 1995, respectively. The Company believes that it has made an adequate provision for these matters and will not have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

10. CUMULATIVE PREFERRED STOCK

The Company has 500,000 shares authorized for issuance of $1 par value cumulative preferred stock. Of these shares, there are currently 20,000 shares of cumulative preferred stock issued and outstanding which must be redeemed by the Company on March 1, 2002, if not earlier, for $100 per share plus accrued and unpaid dividends. The cumulative preferred stock provides for annual dividends at the rate of $14 per share. The dividends accrue quarterly whether declared or not, and compound quarterly at 14% per annum to the extent unpaid. At December 31, 1997 and 1996, all accrued dividends had been paid.

The cumulative preferred stock is entitled to a preference, in liquidation, in the amount of $100 per share, plus any accrued and unpaid dividends and any related interest. The owners of the cumulative preferred stock are not entitled to any voting rights, except that in the event that six consecutive quarterly dividends are not paid, the holders of the cumulative preferred stock are entitled to vote separately as a class to elect 20% of the directors of the Company. There are also certain restrictions against the declaration or payment of dividends on common stock or the acquisition of common stock by the Company if it is in default on any dividends or redemption payments on the cumulative preferred stock. Additionally, amendment of the Company's Articles of Incorporation or changes in the number of authorized stock ranking on a parity with the preferred stock must be approved by the holders of the cumulative preferred stock.

At December 31, 1997, 20,000 shares remain outstanding with a fair value of $2,268,000.

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

The Board of Directors (the "Board") has adopted a Stockholder Rights Plan designed to protect the Company and its stockholders from coercive, unfair or inadequate takeover bids. Pursuant to the Rights Plan, a dividend of one Preferred Share Purchase Right ( the "Rights") was declared for each share of Common Stock outstanding at the close of business on February 23, 1996. The Rights are generally not exercisable until ten days after a person or group acquires, or commences a tender offer that could result in the party acquiring 15% of the outstanding shares of Common Stock. Each Right, should it become exercisable, will enable the owner to buy one one-thousandth of a share of newly created Series A Junior Participating Preferred Stock at an exercise price of $175, and in certain circumstances, to purchase shares of Common Stock at a substantially reduced price. The Board is generally entitled to redeem the Rights at $0.01 per Right at any time prior to the date they become exercisable. The Rights will expire on February 23, 2006.

12. STOCK OPTION PLAN

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Options Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995, respectively: risk free interest rates of 6.32%, 6.34% and 6.50%; volatility factors of the expected market price of the Company's common stock of
 .371 and a weighted-average expected life of the option of 7 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                    1997          1996          1995
--------------------------------------------------------------------------------------------------------
                                                                (In thousands, except per share amounts)
Net income applicable to common shares:
   As reported                                                  $   25,558     $   39,303     $   31,956
   Pro forma                                                        24,670         38,684         31,756

Diluted earnings per share:
   As reported                                                  $     1.80     $     2.77      $    2.26
   Pro forma                                                          1.74           2.75           2.26
=========================================================================================================

The 1993 Equity Plan provides for the issuance of stock options, restricted shares, stock appreciation rights, phantom shares and other additional awards to key executives and employees. The maximum number of additional shares issuable under the 1993 Equity Plan is 1,225,000 at a price no less than fair market value at the date of grant. Options granted under the 1993 Equity Plan vest 20% on each anniversary thereafter and terminate on the 10th anniversary of the date of grant. Options granted under prior plans remain outstanding but are governed by the provisions of the 1993 Equity Plan.

The 1993 Directors' Plan provides for the issuance of stock options to outside directors at the fair market value on the date of grant. A maximum of 50,000 shares are issuable under the 1993 Directors' Plan. The initial options granted vest at 33.3% per year and all subsequent options granted will vest immediately and terminate on the 10th anniversary of the date of grant. All initially granted options must be held one year before being exercised.

The weighted-average exercise price of options outstanding at the beginning of the year, granted during the year, exercised during the year, forfeited during the year and outstanding at the end of the year is $20.62, $35.70, $8.91, $33.85 and $24.64, respectively. The weighted average remaining life for options outstanding at December 31, 1997 is 7.2 years.

The number of options outstanding, weighted-average exercise price, weighted-average remaining contractual life, vested options and the weighted-average exercise price of vested options outstanding at December 31, 1997 which were issued prior to August 1993 were 175,503, $6.20, 4.7 years, 138,495 and $5.90. The number of options outstanding, weighted-average exercise price, weighted-average remaining contractual life, vested options and the weighted-average exercise price of vested options outstanding at December 31, 1997 which were issued after August 1993 were 475,620, $31.45, 8.1 years, 119,757 and $27.33.

The Company's stock option plans are summarized as follows:

                                                                                 Weighted
                                      1993        1993                           Average
                                    Directors    Equity         Option           Exercise
                                      Plan        Plan           Price             Price
-------------------------------------------------------------------------------------------
                                      (Number of Shares)
-------------------------------------------------------------------------------------------
Outstanding at December 31, 1994     12,000      819,036      $ 4.44-$26.25       $    8.21
Granted                               7,000      138,000      $25.25-$34.00       $   25.68
Exercised                                --     (192,782)     $ 4.44-$20.88       $    5.68
Forfeited                                --       (3,420)     $20.88-$25.50       $   23.19
-------------------------------------------------------------------------------------------
Outstanding at December 31, 1995     19,000      760,834      $ 4.44-$34.25       $   12.01
Granted                               8,000      178,500      $35.38-$41.13       $   36.35
Exercised                                --     (310,914)     $ 4.44-$25.25       $    8.70
Forfeited                                --      (13,454)     $ 4.44-$25.25       $   19.43
-------------------------------------------------------------------------------------------
Outstanding at December 31, 1996     27,000      614,966      $ 4.44-$41.13       $   20.62
Granted                              13,000      177,750      $25.63-$37.25       $   35.70
Exercised                                --      (88,547)     $ 4.44-$25.25       $    8.91
Forfeited                                --      (93,046)     $ 4.44-$37.25       $   33.85
-------------------------------------------------------------------------------------------
Outstanding at December 31, 1997     40,000      611,123      $ 4.44-$41.13      $    24.64
===========================================================================================

Exercisable at:
December 31, 1995                    10,666      262,400      $ 4.44-$34.25      $     7.51
December 31, 1996                    18,666      167,947      $ 4.44-$36.88      $    12.60
December 31, 1997                    22,667      235,585      $ 4.44-$30.88      $    15.83



13. COMMITMENTS

Pursuant to various operating lease agreements, at December 31, 1997, the Company has payment obligations totaling $5,136,000 during the next five years and thereafter in annual amounts ranging from $1,739,000 to $488,000. Total rental expense for operating leases amounted to approximately $2,027,000, $1,564,000 and $1,634,000 for the years 1997, 1996 and 1995, respectively. At
December 31, 1997, the Company had commitments of $10,928,000 for capital expenditures.

14. RELATED PARTY TRANSACTIONS

During 1996 and 1995, pursuant to a management consulting and advisory agreement (the "Agreement"), the Company paid management fees and out-of-pocket expenses of $450,000 and $463,892, respectively, to Genstar Investment Corporation ("GIC"), an affiliate of Genstar Capital Corporation, a former controlling stockholder of the Company. Under the terms of the Agreement, the Company paid GIC a management fee of $150,000 per quarter through September 30, 1996, at which time the Agreement terminated.

15. GEOGRAPHIC DATA

The Company operates in the metal products industry as more fully described in
Note 1. These operations are conducted in the U.S. and Canada. In 1997 and 1995, no customer accounted for as much as 10% of the Company's net sales. In 1996, one customer accounted for approximately 11% of the Company's net sales. The following summarized geographic data is based on estimates that do not consider fully the extent to which the Company's product development, engineering, marketing and management activities are interrelated. Thus, the data is not totally indicative of the extent that each geographic area contributed to the Company's consolidated operating results.

                                      U.S.      Canada    Consolidated
----------------------------------------------------------------------
                                           (In thousands)
Year ended December 31, 1997:
   Sales                          $454,448     $213,238     $667,686
   Income from operations           45,056       11,105       56,161
   Identifiable assets             335,708       89,214      424,922

Year ended December 31, 1996:
   Sales                          $476,090     $223,773     $699,863
   Income from operations           57,347       14,456       71,803
   Identifiable assets             317,720       79,300      397,020

Year ended December 31, 1995:
   Sales                          $441,908     $222,697     $664,605
   Income from operations           49,438       11,027       60,465
   Identifiable assets             268,980       88,245      357,225



16. NON-RECURRING CHARGE

During the second quarter of 1997, the Company recognized a non-recurring, pre-tax charge of $4,384,000 ($2,997,000 net of tax). This charge included $1.8 million of expenses related to the implementation of the Company's 1997 Voluntary Early Retirement Program; $1.3 million of severance costs primarily associated with the departure of the Company's former Chief Executive Officer; $0.6 million professional fees and other costs associated with an acquisition that was not completed; and $0.7 million of costs for discontinuing the Poland operations of Small Tube Manufacturing Corporation (a wholly-owned subsidiary of the Company).

17. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                        1997          1996          1995
------------------------------------------------------------------------------------------
                                                  (In thousands, except per share amounts)
Income before extraordinary item                      $ 30,576      $ 39,583      $ 32,236
Extraordinary item                                      (4,738)           --            --
Net income                                              25,838        39,583        32,236
Dividends on preferred stock                              (280)         (280)         (280)
------------------------------------------------------------------------------------------
NET INCOME AVAILABLE TO COMMON SHARES                 $ 25,558      $ 39,303      $ 31,956
==========================================================================================
Basic weighted average common shares                    14,022        13,772        13,605
Employee stock options                                     210           424           513
------------------------------------------------------------------------------------------
DILUTED WEIGHTED AVERAGE COMMON AND COMMON              14,232        14,196        14,118
EQUIVALENT SHARES
==========================================================================================

Earnings per common share-basic:
Income before extraordinary item                          2.16          2.85      $   2.35
Extraordinary item                                       (0.34)           --            --
------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE                           $   1.82      $   2.85      $   2.35
==========================================================================================

Earnings per common share-diluted:
Income before extraordinary item                      $   2.13      $   2.77      $   2.26
Extraordinary item                                       (0.33)           --            --
------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE                           $   1.80      $   2.77      $   2.26
==========================================================================================

18. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 1997 and 1996:

1997                                                 March 29         June 28      September 27     December 31
---------------------------------------------------------------------------------------------------------------
                                                                   (In thousands, except per share amounts)
Net sales                                          $   173,576     $   178,082      $   159,380     $   156,648
Gross profit                                            21,595          23,322           18,509          19,200
Non-recurring charge                                        --           4,384               --              --
Income before extraordinary item                         8,837           7,063            7,289           7,387
Extraordinary item, net of income tax benefits              --           4,738               --              --
Net income                                               8,837           2,325            7,289     $     7,387
===============================================================================================================

Basic earnings per common share:
Income before extraordinary item                   $      0.63     $      0.50      $      0.51     $      0.52
Extraordinary item, net of income tax benefit               --           (0.34)              --              --
---------------------------------------------------------------------------------------------------------------
Net income per share                               $      0.63     $      0.16      $      0.51     $      0.52
===============================================================================================================

Diluted earnings per common share:
Income before extraordinary item                   $      0.62     $      0.49      $      0.51     $      0.51
Extraordinary item, net of income tax benefit               --           (0.33)              --              --
---------------------------------------------------------------------------------------------------------------
Net income per share                               $      0.62     $      0.16      $      0.51     $      0.51
===============================================================================================================


1996                                                 March 30         June 29      September 28     December 31
---------------------------------------------------------------------------------------------------------------
Net sales                                          $   179,414     $   180,279      $   168,653     $   171,517
Gross profit                                            23,414          25,584           22,847          21,861
Net income                                              10,263          10,434            9,580           9,306
===============================================================================================================
Basic earnings per common share:                   $      0.75     $      0.75      $      0.69     $      0.66
===============================================================================================================
Diluted earnings per common share                  $      0.72     $      0.73      $      0.67     $      0.65
===============================================================================================================

Wolverine Tube, Inc. and Subsidiaries
Report of Ernst & Young LLP, Independent Auditors

The Board of Directors
Wolverine Tube, Inc.

We have audited the accompanying consolidated balance sheets of Wolverine Tube, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wolverine Tube, Inc. and Subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                            /s/ ERNST & YOUNG LLP

February 6, 1998
Birmingham, Alabama

                                                                     Schedule 11

                              Wolverine Tube, Inc.
                        Valuation and Qualifying Accounts
                                 (In thousands)

                                                            Additions
                                                      -----------------------
                                                                   Charged to
                                         Balance      Charged to     Other
                                        Beginning      Cost and     Accounts-    Deductions-     Balance at
 Description                            of Period      Expenses      Describ      Describe      End of Period
 -----------                            ---------      --------      -------      --------      -------------

 Year ended December 31, 1995
   Deducted from assets accounts:
     Reserve for sales returns and
     allowances ..................         $  410         $ --       $  --         $ 111(1)        $  299
   Allowances for doubtful
     accounts ....................            892          119          --           (53)(2)        1,064
                                           ------         ----       -----         -----           ------
     Totals ......................         $1,302         $119       $  --         $  58           $1,363
                                           ======         ====       =====         =====           ======

 Year ended December 31, 1996
   Deducted from assets accounts:
     Reserve for sales returns and
       allowances ................         $  299         $ --       $  --         $ 107(1)        $  192
   Allowances for doubtful
     accounts ....................          1,064          100          25(3)        607(1)           582
                                           ------         ----       -----         -----           ------
     Totals ......................         $1,363         $100       $  25         $ 714           $  774
                                           ======         ====       =====         =====           ======

Year ended December 31, 1997
Deducted from assets accounts:
  Reserve for sales returns and
    allowances ...................         $  192         $300       $  --         $  28(1)         $ 464
  Allowances for doubtful
    accounts .....................            582           45          --            72(1)           555
                                           ------         ----       -----         -----           ------
    Totals .......................         $  774         $345       $  --         $ 100           $1,019
                                           ======         ====       =====         =====           ======

(1)      Reduction of reserve, net of translation adjustments.
(2) Uncollectible accounts written off, net of translation adjustments and recoveries.
(3) Reflects the addition of Tube Forming, Inc.'s allowance for doubtful accounts effective September 6, 1996.

                                 EXHIBIT INDEX

Exhibit
Number                 Description
------                 -----------

21              List of Subsidiaries
23              Consent of Ernst & Young LLP, Independent Auditors
27              Financial Data Schedule (for SEC use only)