Form 10-Q
period 1998-04-04
WOLVERINE TUBE INC
filed 1998-05-15
CIK 821407

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                    FORM 10-Q

(Mark One)

    [X]     Quarterly report pursuant to Section 13 or 15(d)  of the
                            Securities Act of 1934

For the quarterly period ended April 4, 1998
                              ---------------
                                       OR

    [ ]     Transition report pursuant to Section 13 or 15(d) of the
                            Securities Act of 1934

For the transition period from ______________________ to _____________________

Commission file number 1-12164
                       ---------

                               WOLVERINE TUBE INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                     63-0970812
------------------------------                       -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

           1525 Perimeter Parkway, Suite 210
           Huntsville, Alabama                                     35806
           ----------------------------------------              ----------
           (Address of Principal executive offices)              (Zip Code)

                                 (205) 353-1310
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes     X     No
                                ------        -------

Indicate the number of shares outstanding of each class of common stock, as of the latest practicable date:


                Class                             Outstanding at April 30, 1998
             -----------                          -----------------------------
Common Stock, par value $0.01 per share              14,104,004 shares

                              WOLVERINE TUBE, INC.

                                      INDEX



                                                                                              Page No.
                                                                                              --------
PART I.           Financial  Information

     Item 1.      Financial Statements

                  Condensed Consolidated Statements of Income (unaudited) -
                  Three Month Periods Ended April 4, 1998 and
                  March 29, 1997.................................................................2

                  Condensed Consolidated Balance Sheets (unaudited) -
                  April 4, 1998 and December 31, 1997............................................3

                  Condensed Consolidated Statements of Cash Flows (unaudited) -
                  Three Month Periods Ended April 4, 1998 and
                  March 29, 1997.................................................................4

                  Notes to Condensed Consolidated
                  Financial Statements (unaudited)...............................................5

    Item 2.       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..................................8

PART II.          Other Information

      Item 1.     Legal Proceedings..............................................................15

      Item 6.     Exhibits and Reports on Form 8-K...............................................15

                               WOLVERINE TUBE, INC

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                      (In thousands, except per share data)


                                                    Three - Month Period Ended:
                                                  ------------------------------
                                                   April 4,            March 29,
                                                    1998                 1997
                                                  ---------            ---------
Net sales .....................................   $ 170,299            $ 173,576
Cost of goods sold ............................     145,504              151,981
                                                  ---------            ---------

Gross profit ..................................      24,795               21,595
Selling, general and administrative expenses ..       6,435                5,406
                                                  ---------            ---------

Income from operations ........................      18,360               16,189

Other expenses:
  Interest expense ............................       1,586                2,424
  Amortization and other, net .................         245                  254
                                                  ---------            ---------
Income before income taxes ....................      16,529               13,511

Income taxes ..................................       5,954                4,674
                                                  ---------            ---------

Net income ....................................      10,575                8,837

Less: preferred stock dividends ...............         (70)                 (70)
                                                  ---------            ---------

Net income applicable to common shares ........   $  10,505            $   8,767
                                                  =========            =========


Earnings per common share - basic:

  Net income per share ........................   $    0.75            $    0.63
                                                  =========            =========

  Basic weighted average number of common
      shares ..................................      14,085               13,980
                                                  =========            =========


Earnings per common share - diluted:

  Net income per share ........................   $    0.74            $    0.62
                                                  =========            =========

  Diluted weighted average number of common and
      common equivalent shares ................      14,272               14,240
                                                  =========            =========


See notes to condensed consolidated financial statements.

                              WOLVERINE TUBE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                        (In thousands,except share data)

                                     ASSETS
                                                                                                            April 4,    December 31,
                                                                                                              1998          1997
                                                                                                            ---------    ---------
                                                                                                           (Unaudited)     (Note)
Current assets:
   Cash and equivalents .................................................................................   $  16,707    $  15,096
   Accounts receivable, net .............................................................................      88,603       71,879
   Inventories ..........................................................................................      84,150       87,829
   Prepaid expenses and other ...........................................................................       1,227        1,067
                                                                                                            ---------    ---------
      Total current assets ..............................................................................     190,687      175,871

Property, plant and equipment, net ......................................................................     157,159      153,917
Deferred charges and intangible assets, net .............................................................      86,969       87,937
Prepaid pensions ........................................................................................       7,685        7,197
                                                                                                            ---------    ---------
      Total assets ......................................................................................   $ 442,500    $ 424,922
                                                                                                            =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable .....................................................................................   $  35,345    $  39,937
   Accrued liabilities ..................................................................................      15,589        6,429
   Deferred income taxes ................................................................................       3,875        3,659
                                                                                                            ---------    ---------
      Total current liabilities .........................................................................      54,809       50,025

Deferred income taxes ...................................................................................      26,879       27,057
Long-term debt ..........................................................................................     100,078       98,411
Postretirement benefit obligations ......................................................................      12,046       12,126
Accrued environmental remediation .......................................................................       2,540        2,540
                                                                                                            ---------    ---------
      Total liabilities .................................................................................     196,352      190,159


Redeemable cumulative preferred stock, par value $1 per share; 20,000 shares issued and outstanding at April 4, 1998 and
   December 31, 1997 ....................................................................................       2,000        2,000

Stockholders' equity:

   Cumulative preferred stock, par value $1 per share;
    500,000 shares authorized ...........................................................................          --           --

   Common stock, par value $.01 per share; 20,000,000 shares
    authorized, 14,100,550 and 14,069,064 shares issued and outstanding
    at April 4, 1998 and December 31, 1997, respectively ................................................         141          141

   Additional paid-in capital ...........................................................................     100,482      100,064
   Retained earnings ....................................................................................     153,578      143,073
   Accumulated currency translation adjustment ..........................................................     (10,053)     (10,515)
                                                                                                            ---------    ---------
      Total stockholders' equity ........................................................................     244,148      232,763
                                                                                                            ---------    ---------
      Total liabilities, redeemable cumulative preferred stock
      and stockholders' equity...........................................................................   $ 442,500    $ 424,922
                                                                                                            =========    =========

Note: The Balance Sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                              WOLVERINE TUBE, INC

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 (In thousands)



                                                                    Three - month period ended:
                                                                    ---------------------------
                                                                    April 4,          March 29,
                                                                      1998              1997
                                                                    --------          --------

OPERATING ACTIVITIES
Net income ......................................................   $ 10,575          $  8,837
Adjustments to reconcile net income to net cash
 provided (used) by operating activities:
   Depreciation and amortization ................................      4,604             4,448
   Changes in operating assets and liabilities:
    Accounts receivable .........................................    (16,894)          (14,622)
    Inventories .................................................      3,794            (3,436)
    Prepaid expenses and other ..................................       (346)             (510)
    Accounts payable ............................................     (4,049)            4,666
    Accrued liabilities including pension, postretirement benefit
     and environmental ..........................................      8,589              (574)
                                                                    --------          --------
Net cash provided (used) by operating activities ................      6,273            (1,191)

INVESTING ACTIVITIES
Additions to property, plant and equipment ......................     (6,485)           (7,239)
Other ...........................................................       (166)               --
                                                                    --------          --------
Net cash used by investing activities ...........................     (6,651)           (7,239)

FINANCING ACTIVITIES
Net borrowings from revolving credit facility ...................      2,009             8,295
Issuance of common stock ........................................        418                --
Principal payments on long-term debt ............................       (351)             (152)
Dividends paid ..................................................        (70)              (70)
                                                                    --------          --------
Net cash provided  by financing activities ......................      2,006             8,073

Effect of exchange rate on cash and equivalents .................        (17)              (32)
                                                                    --------          --------
Net increase (decrease) in cash and equivalents .................      1,611              (389)

Cash and equivalents beginning of period ........................     15,096             2,967
                                                                    --------          --------

Cash and equivalents end of period ..............................   $ 16,707          $  2,578
                                                                    ========          ========

See notes to condensed consolidated financial statements.

WOLVERINE TUBE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 4, 1998
(Unaudited)


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of significant intercompany accounts and transactions. The accompanying condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying condensed consolidated financial statements (and all information in this report) have not been examined by independent auditors; but, in the opinion of management all adjustments, which consist of normal recurring accruals necessary for a fair presentation of the results for the periods, have been made. The results of operations for the three-month period ended April 4, 1998 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

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

         The Company has accrued environmental remediation costs of $2,520,000 as of April 4, 1998, consisting primarily of $38,000 for estimated remediation costs for the London and Fergus, Canada, facilities, $1,272,500 for the Decatur, Alabama facility, $399,500 for the Greenville, Mississippi facility, and an aggregate of $810,000 for the Ardmore, Tennessee facility and the Shawnee, Oklahoma facility (with respect to the Double Eagle Refinery site). Based on information currently available, the Company believes that the costs of these matters are not reasonably likely to have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

NOTE 3 - INVENTORIES

Inventories are as follows:

-------------------------------------------------------------------------------
                                                        April 4,      December 31,
                                                          1998            1997
-------------------------------------------------------------------------------
                                                            (In thousands)
Finished products                                       $18,968         $21,235
Work-in-progress                                         23,848          23,515
Raw materials and supplies                               41,334          43,079
-------------------------------------------------------------------------------
                                                        $84,150         $87,829
===============================================================================

NOTE 4 - INTEREST EXPENSE, NET

         Interest expense is net of interest income and capitalized interest of $292,000 and $60,000 for the three-month period ended April 4, 1998, respectively, and $94,000 and $29,000 for the three-month period ended March 29, 1997, respectively.

NOTE 5 - INTEREST RATE INSTRUMENTS

         The Company has entered into two interest rate swap agreements with a certain lender providing bank financing. The agreements effectively fixed the interest rate on $82,000,000 in principal amount of floating debt provided under the New Credit Agreement at a rate of 6.82% and 5.86% respectively, plus the specified margin from the New Credit Agreement of .25% to .875%. The interest rate swaps expire on May 7, 2002 and February 7, 1999 and are based on 3-month LIBOR. These interest rate swaps are accounted for as a hedge; the differential to be paid as interest rates change is accrued and recognized as an adjustment to interest expense.

NOTE 6 - COMPREHENSIVE INCOME

         As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of Statement 130 had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130. During the first quarters of 1998 and 1997, total comprehensive income amounted to $10,894,000 and $8,579,000, respectively.

 NOTE 7 - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                         Three-month period ended:
------------------------------------------------------------------
                                         April 4,        March 29,
                                          1998             1997
------------------------------------------------------------------
                                         (In thousands, except
                                             per share data)
Net income                              $ 10,575          $  8,837
Preferred dividends                          (70)              (70)
------------------------------------------------------------------
Net income applicable to
  Common shares                         $ 10,505          $  8,767
==================================================================

Basic weighted common
  shares outstanding                      14,085            13,980
Employee stock options                       187               260
------------------------------------------------------------------
Diluted weighted average common
  and common equivalent shares
  outstanding                             14,272            14,240
==================================================================

Net income per common
  share-basic                           $    .75          $    .63
==================================================================

Net income per common
  share-diluted                         $    .74          $    .62
==================================================================

                              WOLVERINE TUBE, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three-Month Period Ended April 4, 1998 Compared to
Three-Month Period Ended March 29, 1997

         For the three-month period ended April 4, 1998 consolidated net sales were $170.3 million compared with $173.6 million in the three-month period ended March 29, 1997. The decrease in sales for the three-month period this year versus last year was attributable to a decrease in copper prices which was partially offset by an increase in pounds of product shipped and an increase in unit fabrication charges. The average Comex price of copper was $0.77 per pound in the most recent three-month period compared with $1.11 per pound in the same period a year ago. The primary impact to Wolverine of lower copper prices is lower net sales and costs of goods sold. The Company uses various strategies to minimize the effect of copper prices on the Company's earnings.

         Total pounds shipped for the three-month period of 1998 increased by
10.8 million pounds to 95.6 million pounds compared with 84.8 million pounds in the three-month period a year ago. Shipments of commercial tube products increased 7.9%, primarily as a result of increased shipments of industrial tube used in the residential air conditioning industry and increased shipments of technical tube as the CFC phase-out continues. Shipments of the Company's wholesale products increased 23.1% to 23.1 million pounds as unit fabrication charges increased in the United States and Canadian markets. Shipments of rod, bar and strip products increased 22.1% as shipments of these products to Canadian service centers increased during the quarter.

         Consolidated gross profit increased 14.8% to $24.8 million in the three-month period of 1998 compared to $21.6 million in the three-month period of 1997. This increase is primarily the result of increased shipments of commercial products, which are generally the Company's highest margin product. In addition, the increase in shipments of wholesale products resulted in an increase in fabrication charges, thus an increase in gross profit for these products during the three-month period in 1998 as compared to the three-month period in 1997.

         Consolidated selling, general and administrative expenses for the three-month period of 1998 were $6.4 million as compared to $5.4 million in the three-month period in 1997. This increase was primarily the result of additional employee incentive expenses as a result of the Company's increase in profitability during the period as well as professional fees associated with the Company's conversion of its computer system.

         Consolidated net interest expense for the three-month period in 1998 decreased to $1.6 million from $2.4 million in the three-month period in 1997. This decrease is primarily the result of reduced interest expense achieved through the Company's April 1997 refinancing and the related repayment of its 10 1/8% Senior Subordinated Notes due 2002 ("Notes").

         The effective tax rate for the three-month period ended April 4, 1998 was 36.0%, compared with 34.6% in the three-month period a year ago. During the first quarter of 1997, the Company reached a favorable settlement with the Internal Revenue Service regarding audits of prior year tax returns, which resulted in the reduction of the effective tax rate for the three-month period ended March 29, 1997.

         Consolidated net income for the three-month period in 1998 was $10.6 million or $0.74 per diluted share, or $0.75 per basic share, compared to $8.8 million or $0.62 per diluted share, or $0.63 per basic share, in the three-month period a year ago.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities totaled $6.3 million in the first three-months of 1998 compared to net cash used by operating activities of $1.2 million in the first three-months of 1997. The increase in cash provided by operations in the first three months of 1998 was primarily due to increased net income and accrued liabilities and the decrease in inventory. This increase was partially offset by a decrease in accounts payable and the increase in accounts receivable. The $16.9 million increase in net accounts receivable from December 31, 1996 is primarily due to increased sales which was partially offset by decreases in Comex copper prices over the prevailing prices at year end 1997.

         The Company's $200 million unsecured credit agreement (the "Credit Agreement") (i) provides for an aggregate available revolving credit facility of $200 million, including a $20 million sub-limit facility available to Wolverine Tube (Canada) Inc., (ii) matures in full in April 2002, and (iii) provides for an interest rate, at the Company's selection, at a floating base rate that is either (a) the higher of the federal funds effective rate plus .50% or the prime rate or (b) LIBOR plus a specified margin of .25% to .875%. As of April 4, 1998 the Company had approximately $102 million in outstanding borrowings and obligations under the Credit Agreement and approximately $98 million in additional borrowing availability thereafter.

         The Company adopted the 1997 Voluntary Early Retirement Program (the "Plan"). This Plan rewards certain eligible employees who elected on a voluntary basis to take early retirement from the Company between March 26, 1997 and May 12, 1997. After the execution of a binding Voluntary Early Retirement Agreement and General Release by each eligible employee, the Company paid each such employee an early retirement payment and provided certain other considerations. The payment was an amount equal to four weeks' base pay plus one additional week's pay for each year of service, up to a maximum of twenty-six weeks' total, less applicable taxes and withholdings required by law. Twenty-six employees from various locations and departments throughout the Company elected to participate in the Plan. At the end of the second quarter in 1997, the implementation of the Plan was completed. The Company expects to realize approximately $2.0 million in reduced salary and related expenses per year as a result of the Plan. Implementation of the Plan resulted in an approximate $1.8 million charge that was included in the Company's non-recurring charge and recognized in the second quarter of 1997. The primary components of the charge relating to the Plan include approximately $1.0 million relating to severance and vacation pay and $0.6 million in increased pension expense and $0.2 million for professional fees and miscellaneous expenses resulting from these early retirements.

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

         Capital expenditures were $6.5 million for the first three months of 1998 compared to $7.2 million for the first three months of 1997. The Company currently expects to spend approximately $40 million in the aggregate in 1998 under its existing capital program. The Company believes that it will be able to satisfy its existing working capital needs, interest obligations and capital expenditure requirements with cash flow from operations and funds available from the Credit Agreement.



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

The Company will utilize both internal and external resources to reprogram, or replace, and test its software for Year 2000 modifications. The Company anticipates completing the modifications necessary to make its systems Year 2000 compliant by March 31, 1999, which is prior to any anticipated impact on its operating systems. The total cost of the Year 2000 project is estimated at $5.5 million and is being funded through operating cash flow. Of the total project cost, approximately $5.3 million is attributable to the purchase of new software, which will be capitalized. The remaining $0.2 million, which will be expensed as incurred, is not expected to have a material effect on the results of operations. To date, the Company has incurred approximately $1.0 million in expenses related to the assessment of, and preliminary efforts on, its Year 2000 modification project, the development of the plan for the purchase of new systems and system modifications.

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

ENVIRONMENTAL

         The Company's facilities and operations are subject to extensive environmental laws and regulations. During the three-month period ended April 4,1998, the Company spent approximately $0.1 million on environmental matters which include remediation costs, monitoring costs and legal and other costs. The Company has a reserve of $2.5 million for environmental remediation costs which is reflected in the Company's Condensed Consolidated Balance Sheet. The Company has approved $0.4 million for capital expenditures relating to environmental matters during 1998, of which $0.3 million has been spent through April 4, 1998. Based upon information currently available, the Company believes that the costs of the environmental matters described below are not reasonably likely to have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.



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

Decatur, Alabama

         The Company is subject to an order under Section 3008(h) of the Resource Conservation and Recovery Act ("RCRA") to perform a facilities investigation of its site in Decatur, Alabama, including a portion of the site where wastes were buried (the "Burial Site"). Should the EPA decide to order remediation, the remaining monitoring, legal and other costs are estimated to be $1.2 million. Under an agreement between the Company and an affiliate of the Henley Group, Inc. (collectively, "Henley"), the prior owner of the property, Henley took control of investigation and any required cleanup of the Burial Site. In February 1997, the Company exercised its option to release Henley from liability for further remediation, monitoring and related costs with respect to the Burial Site in exchange for a settlement payment, all pursuant to the terms of the existing agreements with Henley. In June 1997, the Company released Henley from liability of the Burial Site following the receipt of the settlement payment. The Company is currently awaiting comments and approval from the EPA on a Corrective Measures Study ("CMS") that Henley had submitted to the EPA regarding the Burial Site. The cost to the Company to comply with the CMS, as currently presented, will not have an adverse effect on the Company's financial position, results of operations or liquidity.

Ardmore, Tennessee

         On December 28, 1995, the Company entered into a Consent Order and Agreement with the Tennessee Division of Superfund (the "Tennessee Division"), relating to the Ardmore facility, under which the Company agreed to conduct a preliminary investigation regarding whether volatile organics detected in and near the municipal drinking water supply are related to the Ardmore facility and, if necessary, to undertake an appropriate response. That investigation has disclosed contamination, including elevated concentrations of certain volatile organic compounds, in soils of certain areas of the Ardmore facility and also has disclosed elevated levels of certain volatile organic compounds in the shallow residuum groundwater zone at the Ardmore facility. Under the terms of the Consent Order and Agreement, the Company submitted a Remedial Investigation and Feasibility Study ("RI/FS") work plan, which was accepted by the Tennessee Division, and the Company has initiated the RI/FS. Based on the available information, and recognizing that the nature and scope of remediation will be affected by the results of the RI/FS, the Company preliminarily estimates a range of between $1,255,000 and $2,055,000 to complete the investigation and remediation of this site, of which approximately $835,000 has been spent.

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


Greenville, Mississippi

         Following the Company's acquisition of its Greenville, Mississippi facility, (the "Greenville facility"), a preliminary investigation disclosed volatile organic contaminants in soil and groundwater at the site. Based on further investigation, it appears that the contamination has not spread off-site. The Company entered into a Consent Order with the Mississippi Department of Environmental Quality ("MDEQ") for a pilot study program which will help determine the effectiveness of certain technology tentatively identified for remediation and which will also help define the scope of remediation for the site. The pilot study program concluded on June 1, 1997. The Company entered into a final consent agreement with the MDEQ on July 15, 1997. Remediation efforts began in the third quarter of 1997 and are expected to continue for approximately three years. However, there can be no assurance that remediation efforts will be allowed to be discontinued after three years, and operations, maintenance and other expenses of the remediation system may continue for a longer period of time. The remaining total investigative and remedial costs could total $799,000 under the remediation plan the Company adopted, and it could increase further if the remediation system is required to operate for more than three years. Applicable costs of testing and remediation required at the Greenville facility are being shared with the former owners of the facility on a dollar-for-dollar basis, not to exceed $750,000, pursuant to the terms of an Escrow Agreement established at the time the facility was acquired. Any remediation costs in excess of the shared amount would be the sole responsibility of the Company.

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

                           PART II. OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

         There were no material legal proceeding developments during the three-month period ended April 4, 1998.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.1 Severance Agreement dated March 23, 1998 by and between the Company and Dennis Horowitz

                  10.2 Consulting Agreement dated May 8, 1998 by and between the Company and John M. Quarles

                  27.1       Financial Data Schedule (for SEC use only)

                  27.2       Financial Data Schedule (for SEC use only)

         (b)   Reports
                  No reports on Form 8-K were filed by the Company during the three-month period ended April 4, 1998.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                                     Wolverine Tube, Inc.
                                                         (registrant)



Dated:  May 15, 1998                       By:     /s/  James E. Deason
                                                 ------------------------------

                                                 James E. Deason
                                                 Executive Vice President
                                                 Chief Financial Officer