Form 10-Q
period 1998-07-04
WOLVERINE TUBE INC
filed 1998-08-17
CIK 821407

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                    FORM 10-Q

(Mark One)

  [X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended July 4, 1998
                               ------------

                                       OR

  [ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from _________________ to ____________________

Commission file number 1-12164
                       -------

                               WOLVERINE TUBE INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Delaware                                   63-0970812
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

   1525 Perimeter Parkway, Suite 210
        Huntsville, Alabama                                       35806
----------------------------------------                       ----------
(Address of Principal executive offices)                       (Zip Code)

                                 (256) 890-0460
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes     X     No
                            ---------      ---------

Indicate the number of shares outstanding of each class of common stock, as of the latest practicable date:


                Class                              Outstanding at August 4, 1998
                -----                              -----------------------------
Common Stock, par value $0.01 per share                  14,131,164 shares

                              WOLVERINE TUBE, INC.

                                      INDEX

                                                                                             Page No.
                                                                                             --------
PART I.  Financial  Information

       Item 1.    Financial Statements

                  Condensed Consolidated Statements of Income (unaudited) -
                  Three and Six-Month Periods Ended July 4, 1998 and
                  June 28, 1997..................................................................2

                  Condensed Consolidated Balance Sheets (unaudited) -
                  July 4, 1998 and December 31, 1997.............................................3

                  Condensed Consolidated Statements of Cash Flows (unaudited) -
                  Six-Month Periods Ended July 4, 1998 and
                  June 28, 1997..................................................................4

                  Notes to Condensed Consolidated
                  Financial Statements (unaudited)...............................................5

      Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..................................9


PART II. Other Information

      Item 1.     Legal Proceedings..............................................................19

      Item 4.     Submission of Matters to a Vote of Security Holders ...........................19

      Item 5.     Other Matters - Stockholder Proposals .........................................20

      Item 6.     Exhibits and Reports on Form 8-K...............................................20

                              WOLVERINE TUBE, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                      (In thousands, except per share data)


                                                              THREE - MONTH PERIOD ENDED:        SIX - MONTH PERIOD ENDED:
                                                              --------------------------        --------------------------
                                                               JULY 4,         JUNE 28,          JULY 4,         JUNE 28,
                                                                1998             1997             1998             1997
                                                              ---------        ---------        ---------        ---------
NET SALES .............................................       $ 169,640        $ 178,082        $ 339,939        $ 351,658
COST OF GOODS SOLD ....................................         143,975          154,760          289,479          306,741
                                                              ---------        ---------        ---------        ---------

GROSS PROFIT ..........................................          25,665           23,322           50,460           44,917
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ..........           6,114            5,590           12,549           10,996
NON-RECURRING CHARGE ..................................              --            4,384               --            4,384
                                                              ---------        ---------        ---------        ---------

INCOME FROM OPERATIONS ................................          19,551           13,348           37,911           29,537

OTHER EXPENSES:
  INTEREST EXPENSE ....................................           1,202            1,958            2,788            4,382
  AMORTIZATION AND OTHER, NET .........................             190               (6)             435              248
                                                              ---------        ---------        ---------        ---------
INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM ..................................          18,159           11,396           34,688           24,907

INCOME TAXES ..........................................           6,491            4,333           12,445            9,007
                                                              ---------        ---------        ---------        ---------

INCOME BEFORE EXTRAORDINARY ITEM ......................          11,668            7,063           22,243           15,900

EXTRAORDINANY ITEM, NET OF INCOME TAX BENEFIT OF $2,782              --            4,738               --            4,738
                                                              ---------        ---------        ---------        ---------

NET INCOME ............................................          11,668            2,325           22,243           11,162

LESS: PREFERRED STOCK DIVIDENDS .......................             (70)             (70)            (140)            (140)
                                                              ---------        ---------        ---------        ---------

NET INCOME APPLICABLE TO COMMON SHARES ................       $  11,598        $   2,255        $  22,103        $  11,022
                                                              =========        =========        =========        =========


EARNINGS PER COMMON SHARE - BASIC:

  INCOME BEFORE EXTRAORDINARY ITEM ....................       $    0.82        $    0.50        $    1.57        $    1.13

  EXTRAORDINARY ITEM, NET OF INCOME TAX BENEFIT .......              --            (0.34)              --            (0.34)
                                                              ---------        ---------        ---------        ---------

  NET INCOME PER SHARE ................................       $    0.82        $    0.16        $    1.57        $    0.79
                                                              =========        =========        =========        =========

  BASIC WEIGHTED AVERAGE NUMBER OF COMMON
      SHARES ..........................................          14,112           14,016           14,099           14,000
                                                              =========        =========        =========        =========


EARNINGS PER COMMON SHARE - DILUTED:

  INCOME BEFORE EXTRAORDINARY ITEM ....................       $    0.81        $    0.49        $    1.55        $    1.11

  EXTRAORDINARY ITEM, NET OF INCOME TAX BENEFIT .......              --            (0.33)              --            (0.33)
                                                              ---------        ---------        ---------        ---------

  NET INCOME PER SHARE ................................       $    0.81        $    0.16        $    1.55        $    0.78
                                                              =========        =========        =========        =========

  DILUTED WEIGHTED AVERAGE NUMBER OF COMMON AND
      COMMON EQUIVALENT SHARES ........................          14,317           14,200           14,295           14,220
                                                              =========        =========        =========        =========


    SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              WOLVERINE TUBE, INC.


                      CONDENSED CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)


                                                                                        JULY 4,             DECEMBER 31,
                                                                                         1998                  1997
                                                                                       ---------             ---------
                                                                                      (UNAUDITED)              (NOTE)
                              ASSETS
CURRENT ASSETS:

    CASH AND EQUIVALENTS ..................................................            $  12,293             $  15,096
    ACCOUNTS RECEIVABLE, NET ..............................................               91,840                71,879
    INVENTORIES ...........................................................               85,717                87,829
    PREPAID EXPENSES AND OTHER ............................................                1,981                 1,067
                                                                                       ---------             ---------

       TOTAL CURRENT ASSETS ...............................................              191,831               175,871

PROPERTY, PLANT AND EQUIPMENT, NET ........................................              187,728               153,917
DEFERRED CHARGES AND INTANGIBLE ASSETS, NET ...............................               85,903                87,937
PREPAID PENSIONS ..........................................................                7,483                 7,197
                                                                                       ---------             ---------

       TOTAL ASSETS .......................................................            $ 472,945             $ 424,922
                                                                                       =========             =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    ACCOUNTS PAYABLE ......................................................            $  32,529             $  39,937
    ACCRUED LIABILITIES ...................................................               12,272                 6,429
    DEFERRED INCOME TAXES .................................................                3,875                 3,659
                                                                                       ---------             ---------

       TOTAL CURRENT LIABILITIES ..........................................               48,676                50,025

DEFERRED INCOME TAXES .....................................................               26,675                27,057
LONG-TERM DEBT ............................................................              127,315                98,411
POSTRETIREMENT BENEFIT OBLIGATIONS ........................................               11,869                12,126
ACCRUED ENVIRONMENTAL REMEDIATION .........................................                3,093                 2,540
                                                                                       ---------             ---------

       TOTAL LIABILITIES ..................................................              217,628               190,159


REDEEMABLE CUMULATIVE PREFERRED STOCK, PAR VALUE $1 PER SHARE; 20,000
    SHARES ISSUED AND OUTSTANDING AT JULY 4, 1998 AND
    DECEMBER 31, 1997 .....................................................                2,000                 2,000

STOCKHOLDERS' EQUITY:
    CUMULATIVE PREFERRED STOCK, PAR VALUE $1 PER SHARE;
     500,000 SHARES AUTHORIZED ............................................                   --                    --

    COMMON STOCK, PAR VALUE $.01 PER SHARE; 40,000,000 SHARES
     AUTHORIZED, 14,122,474 AND 14,069,064 SHARES ISSUED AND OUTSTANDING AT
     JULY 4, 1998 AND DECEMBER 31, 1997, RESPECTIVELY .....................                  141                   141

    ADDITIONAL PAID-IN CAPITAL ............................................              100,837               100,064
    RETAINED EARNINGS .....................................................              165,176               143,073
    ACCUMULATED CURRENCY TRANSLATION ADJUSTMENT ...........................              (12,837)              (10,515)
                                                                                       ---------             ---------
       TOTAL STOCKHOLDERS' EQUITY .........................................              253,317               232,763
                                                                                       ---------             ---------

       TOTAL LIABILITIES, REDEEMABLE CUMULATIVE PREFERRED STOCK
        AND STOCKHOLDERS' EQUITY ..........................................            $ 472,945             $ 424,922
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

                              WOLVERINE TUBE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 (In thousands)



                                                                                SIX - MONTH PERIOD ENDED:
                                                                             ------------------------------
                                                                              JULY 4,              JUNE 28,
                                                                               1998                  1997
                                                                             --------             ---------
OPERATING ACTIVITIES
NET INCOME ......................................................            $ 22,243             $  11,162
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:
   DEPRECIATION AND AMORTIZATION ................................               8,923                 8,884
   DEFERRED INCOME TAXES ........................................                  --                    25
   NON-CASH PORTION OF NON-RECURRING CHARGE .....................                  --                 3,533
   EXTRAORDINARY LOSS ON RETIREMENT OF DEBT .....................                  --                 4,738
   CHANGES IN OPERATING ASSETS AND LIABILITIES:
    ACCOUNTS RECEIVABLE .........................................             (20,537)              (17,632)
    INVENTORIES .................................................               2,268                 1,530
    PREPAID EXPENSES AND OTHER ..................................              (1,029)                 (581)
    ACCOUNTS PAYABLE ............................................              (6,868)                6,427
    ACCRUED LIABILITIES INCLUDING PENSION, POSTRETIREMENT BENEFIT
     AND ENVIRONMENTAL ..........................................               4,521                (6,058)
                                                                             --------             ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES .......................               9,521                12,028

INVESTING ACTIVITIES
ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT ......................             (13,930)              (14,445)
ACQUISITION OF BUSINESS ASSETS ..................................             (27,017)                   --
OTHER ...........................................................                 (76)                   --
                                                                             --------             ---------
NET CASH USED BY INVESTING ACTIVITIES ...........................             (41,023)              (14,445)

FINANCING ACTIVITIES
FINANCING FEES ..................................................                  --                  (820)
NET BORROWINGS FROM REVOLVING CREDIT FACILITY ...................              29,281               111,440
ISSUANCE OF COMMON STOCK ........................................                 773                   177
PREMIUM AND FEES PAID ON RETIREMENT OF DEBT .....................                  --                (5,517)
PRINCIPAL PAYMENTS ON LONG-TERM DEBT AND CAPITALIZE
   LEASE OBLIGATIONS ............................................                (351)              (98,401)
DIVIDENDS PAID ..................................................                (140)                 (140)
                                                                             --------             ---------
NET CASH PROVIDED  BY FINANCING ACTIVITIES ......................              29,563                 6,739

EFFECT OF EXCHANGE RATE ON CASH AND EQUIVALENTS .................                (864)                  (49)
                                                                             --------             ---------
NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS .................              (2,803)                4,273

CASH AND EQUIVALENTS BEGINNING OF PERIOD ........................              15,096                 2,967
                                                                             --------             ---------

CASH AND EQUIVALENTS END OF PERIOD ..............................            $ 12,293             $   7,240
                                                                             ========             =========


         SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WOLVERINE TUBE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 4, 1998
(Unaudited)


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of significant intercompany accounts and transactions. The accompanying condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying condensed consolidated financial statements (and all information in this report) have not been examined by independent auditors; but, in the opinion of management all adjustments, which consist of normal recurring accruals necessary for a fair presentation of the results for the periods, have been made. The results of operations for the six-month period ended July 4, 1998 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1997. The Company uses its internal operational reporting cycle for quarterly financial reporting.

         In May 1998, the Company acquired a facility located in Jackson, Tennessee, and the related welded tube manufacturing equipment and technology, from a subsidiary of Korea-based Poongsan Corporation. The equipment at this facility is being installed and tested, and commercial production is expected to begin in January 1999. The aggregate purchase price was approximately $30 million and was financed, in part, using borrowings under the Company's revolving credit facility.


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

         The Company has accrued environmental remediation costs of $3,093,000 as of July 4, 1998, consisting primarily of $38,000 for estimated remediation costs for the London and Fergus, Canada, facilities, $1,129,500 for the Decatur, Alabama facility, $399,500 for the Greenville, Mississippi facility, $750,000 for the Jackson, Tennessee facility and an aggregate of $776,000 for the Ardmore, Tennessee facility and the Shawnee, Oklahoma facility (with respect to the Double Eagle Refinery site). Based on information currently available, the Company believes that the costs of these matters are not reasonably likely to have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

NOTE 3 - INVENTORIES

Inventories are as follows:

                                       July 4,          December 31,
                                        1998               1997
                                      -------            -------
                                            (In thousands)
Finished products                     $15,065            $21,235
Work-in-progress                       23,268             23,515
Raw materials and supplies             47,384             43,079
                                      -------            -------
                                      $85,717            $87,829
                                      =======            =======

NOTE 4 - INTEREST EXPENSE, NET

         Interest expense is net of interest income and capitalized interest of $537,000 and $252,000 for the three-month periods ended July 4, 1998 and June 28, 1997, respectively, and $889,000 and $375,000 for the six-month periods ended July 4, 1998 and June 28, 1997, respectively.


NOTE 5- LONG-TERM DEBT

         In June 1998, the Company amended certain provisions of the Company's $200 million Revolving Credit Facility (the "Facility") which included (i) increasing the amount of unsecured indebtedness that the Company may incur while borrowings under the Facility are outstanding, (ii) waiving the requirement that the proceeds of an offering of senior notes must be used to repay all the outstanding borrowings under the Facility and (iii) raising the ratio of total debt to EBITDA permitted while borrowings are outstanding under the Facility. The Facility, as amended, matures in full on April 30, 2002 and currently provides for a floating base interest rate that is, at the Company's election, either (a) the higher of the federal funds effective rate plus .50% and the prime rate or (b) LIBOR plus a specified margin (determined with reference to the Company's ratio of total debt to EBITDA and the Company's debt rating as determined by the Standard & Poor's and Moody's Rating Services) of .25% to 1.00%. Commitment fees on the unused available portion of the Facility range from .10% to .50%. As of July 4, 1998, the Company had approximately $129 million in outstanding borrowings and obligations under the Facility and approximately $71 million in additional borrowing availability thereunder.

         The Company was party to two interest rate swap agreements which effectively fixed the interest rate on $82,000,000 in principal amount of floating rate borrowings provided under the Facility at a rate of 6.82% and 5.86% plus the specified margin from the Facility of .25% to 1.00%. Subsequent to July 4, 1998, the Company terminated the 5.86% interest rate swap agreement, which related to $17,000,000 in borrowings and was scheduled to expire in February, 1999. The remaining agreement, which relates to $65,000,000 in borrowings, expires on May 7, 2002 and is based on 3-month LIBOR. The interest rate swaps are accounted for as a hedge; the differential to be paid as interest rates change is accrued and recognized as an adjustment to interest expense.

         In August 1998, the Company issued $150 million in principal amount of 7 3/8 % Senior Notes (the "Notes") due August 1, 2008. The Notes were issued pursuant to an Indenture, dated as of August 4, 1998 between the Company and First Union National Bank, as Trustee. The net proceeds from the sale of the notes were applied to reduce borrowings by approximately $58 million under the Facility. Of the remaining net proceeds, the Company intends to use approximately $55 million for capital expenditures during 1998 and 1999, and to use the balance of the net proceeds for potential future acquisitions, working capital and other general corporate purposes. The Notes (i) have interest payment dates on February 1 and August 1 of each year, commencing February 1, 1999, (ii) are redeemable at the option of the Company at a redemption price equal to the greater of (x) 100% of the principal amount of the Notes to be redeemed or (y) the sum of the present value of the remaining scheduled payments of principal and interest thereon from the redemption date to the maturity date, discounted to the redemption date on a semiannual basis at a rate based upon the yield of specified treasury securities ("Treasury Rate") plus 25 basis points, plus, in each case, accrued interest thereon to the date of redemption, (iii) are senior unsecured obligations of the Company and are pari passu in right of payment with any existing and future senior unsecured indebtedness of the Company, including borrowings under the Facility, (iv) are guaranteed by certain of the Company's subsidiaries, and (v) are subject to the terms of the Indenture, which contains certain covenants that limit the Company's ability to incur indebtedness secured by certain liens and to engage in sale/leaseback transactions.

NOTE 6 - COMPREHENSIVE INCOME

         As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of Statement 130 had no impact on the Company's net income or stockholders' equity. Statement 130 requires unrealized gains or losses on the Company's foreign currency translation adjustments, which prior to adoption of Statement 130 were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130. During the second quarters of 1998 and 1997, total comprehensive income amounted to $9,783,000 and $2,174,000, respectively. For the first six months of 1998 and 1997, total comprehensive income amounted to $20,677,000 and $10,753,000, respectively.


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

NOTE 8 - EARNING PER SHARE

             The following table sets forth the computation of basic and diluted earnings per share:

                                                 Three-month period ended:    Six-month period ended:
-----------------------------------------------------------------------------------------------------
                                                    July 4,      June 28,        July 4,     June 28,
                                                     1998          1997           1998         1997
-----------------------------------------------------------------------------------------------------
                                                         (In thousands, except per share data)
Income before extraordinary item                   $ 11,668      $  7,063      $ 22,243      $ 15,900
Extraordinary item, net of income tax benefit            --         4,738            --         4,738
-----------------------------------------------------------------------------------------------------
Net income                                           11,668         2,325        22,243        11,162
Preferred dividends                                     (70)          (70)         (140)         (140)
=====================================================================================================
Net income applicable to
  Common shares                                    $ 11,598      $  2,255      $ 22,103      $ 11,022
=====================================================================================================

Basic weighted common
   shares outstanding                                14,112        14,016        14,099        14,000
Employee stock options                                  205           184           196           220
-----------------------------------------------------------------------------------------------------
Diluted weighted average common
  and common equivalent shares
  outstanding                                        14,317        14,200        14,295        14,220
=====================================================================================================



Earnings per share-basic:

Income before extraordinary item                   $   0.82      $   0.50      $   1.57      $   1.13
Extraordinary items, net of income tax benefit           --         (0.34)           --         (0.34)
-----------------------------------------------------------------------------------------------------
Net income per common share                        $   0.82      $   0.16      $   1.57      $   0.79
=====================================================================================================


Earnings per share-diluted:

Income before extraordinary item                   $   0.81      $   0.49      $   1.55      $   1.11
Extraordinary item, net income tax benefit               --         (0.33)           --         (0.33)
-----------------------------------------------------------------------------------------------------
Net income per common share                        $   0.81      $   0.16      $   1.55      $   0.78
=====================================================================================================

                              WOLVERINE TUBE, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three-Month Period Ended July 4, 1998 Compared to
Three-Month Period Ended June 28, 1997

         For the three-month period ended July 4, 1998, consolidated net sales were $169.6 million compared with $178.1 million in the three-month period ended June 28, 1997. The decrease in sales for the three-month period this year versus last year was attributable to a significant decrease in the average price of copper which was partially offset by an increase in pounds of product shipped and an increase in average unit fabrication charges. The cost of copper is generally passed along to the Company's customers and is included in the costs of goods sold. As a result, while total pounds shipped increased, the decline in copper prices resulted in a decline in net sales. Fabrication charges represent the amount charged by the Company for converting raw materials into finished products. The average Comex price of copper was $0.78 per pound in the most recent three-month period compared with $1.14 per pound in the same period a year ago. The primary impact to Wolverine of lower copper prices is lower net sales and costs of goods sold. The Company uses various strategies to minimize the effect of copper prices on the Company's earnings.

         Total pounds shipped for the three-month period of 1998 increased by
8.6 million pounds to 96.5 million pounds compared with 87.9 million pounds in the three-month period a year ago. Shipments of commercial tube products increased 10.0%, primarily as a result of increased shipments of industrial tube used in the residential air conditioning industry and increased shipments of technical tube as the replacement of large commercial air conditioning units utilizing CFC refrigerants continues. The Company increased its shipments of wholesale products by 7.9% to 21.2 million pounds in response to increased unit fabrication charges in the United States and Canadian markets. Shipments of rod, bar and strip products increased 11.7% as shipments of rod and bar products to Canadian service centers increased and strip products to the Canadian mint increased as compared to the same period in the prior year.

         Consolidated gross profit increased 10.3% to $25.7 million in the three-month period of 1998 compared to $23.3 million in the same three-month period of 1997. This increase is primarily the result of increased shipments of commercial products, which are generally the Company's highest margin product. In addition, the increase in shipments of wholesale products resulted from an increase in fabrication charges, resulting in an increase in gross profit for these products during the three-month period in 1998 as compared to the three-month period in 1997.

         Consolidated selling, general and administrative expenses for the three-month period of 1998 were $6.1 million as compared to $5.6 million in the three-month period in 1997. This increase was primarily the result of additional employee incentive expenses incurred under benefit programs as a result of the Company's increase in profitability during the period, increased general management salaries, as well as increased professional fees.

         During the three-month period of 1997, the Company recognized a non-recurring, pre-tax charge to operations of $4.4 ($3.0 million after taxes). This one-time charge included $1.8 million of expenses related to the implementation of the Company's 1997 Voluntary Early Retirement Program (the "Plan"); $1.3 million of severance costs primarily associated with the departure of the Company's former Chief Executive Officer; $0.6 million of professional fees and other costs associated with an acquisition that was not completed; and $0.7 million of the costs of discontinuing the Poland operations of Small Tube Manufacturing Corporation (a wholly-owned subsidiary of the Company) ("STMC").

         Consolidated net interest expense for the three-month period in 1998 decreased to $1.2 million from $2.0 million in the three-month period in 1997. This decrease is primarily the result of reduced interest expense achieved through the Company's April 1997 refinancing and the related repayment of its 10 1/8% Senior Subordinated Notes due 2002 (the "10 1/8% Notes") and increased capitalized interest associated with several capital projects in 1998. The Company incurred an extraordinary charge in the second quarter of 1997 associated with the early extinguishment of the 10 1/8% Notes. The charge on the extinguishment, net of tax, was approximately $4.7 million ($7.5 million pre-tax).

         The effective tax rate for the three-month period ended July 4, 1998 was 35.7%, compared with 38.0% in the three-month period a year ago. Adjusting for the tax effect of the non-recurring charge of $3.0 million, the effective tax rate for the three-month period ended June 28, 1997 was 36.2%.

         Consolidated net income for the three-month period in 1998 was $11.7 million or $0.81 per diluted share, or $0.82 per basic share, compared to $2.3 million or $0.16 per diluted and basic share, in the three-month period a year ago. Adjusting for the non-recurring charge of $3.0 million, or $0.21 per diluted share and the extraordinary charge of $4.7 million or $0.33 per diluted share, consolidated net income and earnings per share for the three-month period in 1997 would have been $10.0 million, or $0.70 per diluted share.

Six-Month Period Ended July 4, 1998 Compared to
Six-Month Period Ended June 28, 1997

         For the six-month period ended July 4, 1998 consolidated net sales were $339.9 million compared with $351.7 million in the six-month period ended June 28, 1997. The decrease in sales for the three-month period this year versus last year was attributable to a decrease in copper prices which was partially offset by an increase in pounds of product shipped and an increase in fabrication charges. The average Comex price of copper was $0.78 per pound in the most recent six-month period compared with $1.13 per pound in the same period a year ago. The primary impact to Wolverine of lower copper prices is lower net sales and costs of goods sold. The Company uses various strategies to minimize the effect of copper prices on the Company's earnings.

         Total pounds shipped for the six-month period of 1998 increased by 19.5 million pounds to 192.1 million pounds compared with 172.6 million pounds in the six-month period a year ago. Shipments of commercial tube products increased 9.0%, primarily as a result of increased shipments of industrial tube used in the residential air conditioning industry and increased shipments of technical tube as the replacement of large commercial air conditioning units utilizing CFC refrigerants continues. The

Company increased its shipments of wholesale products by 15.3% to 44.3 million pounds in response to increased unit fabrication charges in the United States and Canadian markets. Shipments of rod, bar and strip products increased 15.4% as shipments of rod and bar products to Canadian service centers increased and strip products to the Canadian mint increased as compared to the same period in the prior year.

         Consolidated gross profit increased 12.5% to $50.5 million in the six-month period of 1998 compared to $44.9 million in the six-month period of 1997. This increase is primarily the result of increased shipments of commercial products, which are generally the Company's highest margin product. In addition, the increase in shipments of wholesale products resulted from an increase in unit fabrication charges resulting in increased gross profit for these products during the six-month period in 1998 as compared to the six-month period in 1997.

         Consolidated selling, general and administrative expenses for the six-month period of 1998 were $12.5 million as compared to $11.0 million in the six-month period in 1997. This increase was primarily the result of additional employee incentive expenses as a result of the Company's increase in profitability during the period, increased general management salaries, as well as increased professional fees associated with among other things the Company's conversion of its computer system.

         During the six-month period of 1997, the Company recognized a non-recurring, pre-tax charge to operations of $4.4 ($3.0 million after taxes), as discussed above.

         Consolidated net interest expense for the six-month period in 1998 decreased to $2.8 million from $4.4 million in the six-month period in 1997. This decrease is primarily the result of reduced interest expense achieved through the Company's April 1997 refinancing and the related repayment of the 10 1/8% Notes and increased capitalized interest associated with several capital projects in 1998. The Company incurred an extraordinary charge associated with the early extinguishment of the 10 1/8% Notes. The charge on the extinguishment, net of tax was approximately $4.7 million ($7.5 million pre-tax).

         The effective tax rate for the six-month period ended July 4, 1998 was 35.9%, compared with 36.2% in the six-month period a year ago.

         Consolidated net income for the six-month period in 1998 was $22.2 million or $1.55 per diluted share, or $1.57 per basic share, compared to $11.2 million or $0.78 per diluted share , or $0.79 per basic share, in the six-month period a year ago. Adjusting for the non-recurring charge of $3.0 million or $0.21 per diluted share and the extraordinary charge of $4.7 million or $0.33 per diluted share, consolidated net income and earnings per share for the six-month period in 1997 would have been $18.9 million or $1.32 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities totaled $9.5 million in the first six-months of 1998 compared $12.0 million in the first six-months of 1997. The decrease in cash provided by operations in the first six-months of 1998 was primarily due to increased accounts receivables and decreased accounts payable which was partially effected by increased liabilities. The $20.5 million increase in net accounts receivable from December 31, 1997 is primarily due to increased sales which was partially offset by decreases in Comex copper prices over the prevailing prices at year end 1997.

         In June 1998, the Company amended certain provisions of the Company's $200 million Revolving Credit Facility (the "Facility"), which included (i) increasing the amount of unsecured indebtedness that the Company may incur while borrowing under the Facility are outstanding, (ii) waiving the requirement that the proceeds of the Notes must be used to repay all the outstanding borrowings under the Facility and (iii) raising the ratio of total debt to EBITDA permitted while borrowings are outstanding under the Facility. The Facility, as amended, matures in full on April 30, 2002 and currently provides for a floating base interest rate that is, at the Company's election, either (a) the higher of the federal funds effective rate plus .50% and the prime rate or (b) LIBOR plus a specified margin (determined with reference to the Company's ratio of total debt to EBITDA and the Company's debt rating as determined by the Standard & Poor's and Moody's Rating Services) of .25% to 1.00%. Commitment fees on the unused available portion of the Facility range from .10% to .50%. As of July 4, 1998, the Company had approximately $129 million in outstanding borrowings and obligations under the Facility and approximately $71 million in additional borrowing availability thereunder.

         In May 1998, the Company acquired a facility located in Jackson, Tennessee, and the related welded tube manufacturing equipment and technology, from a subsidiary of Korea-based Poongsan Corporation. The equipment at this facility is being installed and tested and commercial production is expected to begin in January 1999. The aggregate purchase price was approximately $30 million and was financed, in part, using borrowings under the revolving credit facility.

         During the first half of 1997, the Company adopted the 1997 Voluntary Early Retirement Program (the "Plan"). This Plan rewards certain eligible employees who elected on a voluntary basis to take early retirement from the Company between March 26, 1997 and May 12, 1997. After the execution of a binding Voluntary Early Retirement Agreement and General Release by each eligible employee, the Company paid each such employee an early retirement payment and provided certain other considerations. The payment was an amount equal to four weeks' base pay plus one additional week's pay for each year of service, up to a maximum of twenty-six weeks' total, less applicable taxes and withholdings required by law. Twenty-six employees from various locations and departments throughout the Company elected to participate in the Plan. At the end of the second quarter in 1997, the implementation of the Plan was completed. The Company expects to realize approximately $2.0 million in reduced salary and related expenses per year as a result of the Plan. Implementation of the Plan resulted in an approximate $1.8 million charge that was included in the Company's non-recurring charge and recognized in the second quarter of 1997. The primary components of the charge relating to the Plan include approximately $1.0 million relating to severance and vacation pay and $0.6 million in increased pension expense and $0.2 million for professional fees and miscellaneous expenses resulting from these early retirements.

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

         Capital expenditures were $13.9 million for the first six-months of 1998 compared to $14.5 million for the first six-months of 1997. The Company currently expects to spend approximately $40 million in the aggregate in 1998 under its existing capital program. The Company believes that it will be able to satisfy its existing working capital needs, interest obligations and capital expenditure requirements with cash flow from operations and funds available from the Credit Agreement and the Notes.

SENIOR NOTES DUE 2008

         In August 1998, the Company issued $150 million in principal amount of 7 3/8 % Senior Notes (the "Notes") due August 1, 2008. The Notes were issued pursuant to an Indenture, dated as of August 4, 1998 between the Company and First Union National Bank, as Trustee. The net proceeds from the sale of the notes were applied to reduce borrowings by approximately $58 million under the Facility. Of the remaining net proceeds, the Company intends to use approximately $55 million for capital expenditures during 1998 and 1999, and to use the balance of the net proceeds for potential future acquisitions, working capital and other general corporate purposes. Pending such uses, the Company will invest such proceeds in short-term interest-bearing securities. The Notes
(i) have interest payment dates on February 1 and August 1 of each year, commencing February 1, 1999, (ii) are redeemable at the option of the Company at a redemption price equal to the greater of (x) 100% of the principal amount of the Notes to be redeemed or (y) the sum of the present value of the remaining scheduled payments of principal and interest thereon from the redemption date to the maturity date, discounted to the redemption date on a semiannual basis at the Treasury Rate plus 25 basis points, plus, in each case, accrued interest thereon to the date of redemption, (iii) are senior unsecured obligations of the Company and are pari passu in right of payment with any existing and future senior unsecured indebtedness of the Company, including borrowings under the Facility, (iv) are guaranteed by certain of the Company's subsidiaries, and (v) are subject to the terms of the Indenture, which contains certain covenants that limit the Company's ability to incur indebtedness secured by certain liens and to engage in sale/leaseback transactions.



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

The Company will utilize both internal and external resources to reprogram, or replace, and test its software for Year 2000 modifications. The Company anticipates completing the modifications necessary to make its systems Year 2000 compliant by March 31, 1999, which is prior to any anticipated impact on its operating systems. The total cost of the Year 2000 project is estimated at $5.5 million and is being funded through operating cash flow. Of the total project cost, approximately $5.3 million is attributable to the purchase of new software, which will be capitalized. The remaining $0.2 million, which will be expensed as incurred, is not expected to have a material effect on the results of operations. To date, the Company has incurred approximately $2.2 million in expenses related to the assessment of, and preliminary efforts on, its Year 2000 modification project, the development of the plan for the purchase of new systems and system modifications.

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

ENVIRONMENTAL

         The Company's facilities and operations are subject to extensive environmental laws and regulations. During the six-month period ended July 4,1998, the Company spent approximately $0.2 million on environmental matters which include remediation costs, monitoring costs and legal and other costs. The Company has a reserve of $3.1 million for environmental remediation costs which is reflected in the Company's Condensed Consolidated Balance Sheet. The Company has approved $0.4 million for capital expenditures relating to environmental matters during 1998, of which $0.3 million has been spent through July 4, 1998. Based upon information currently available, the Company believes that the costs of the environmental matters described below are not reasonably likely to have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

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

Decatur, Alabama

         The Company is subject to an order under Section 3008(h) of the Resource Conservation and Recovery Act ("RCRA") to perform a facilities investigation of its site in Decatur, Alabama, including a portion of the site where wastes were buried (the "Burial Site"). Should the EPA decide to order remediation, the remaining monitoring, legal and other costs are estimated to be $1.1 million. Under an agreement between the Company and an affiliate of the Henley Group, Inc. (collectively, "Henley"), the prior owner of the property, Henley took control of investigation and any required cleanup of the Burial Site. In February 1997, the Company exercised its option to release Henley from liability for further remediation, monitoring and related costs with respect to the Burial Site in exchange for a settlement payment, all pursuant to the terms of the existing agreements with Henley. In June 1997, the Company released Henley from liability of the Burial Site following the receipt of the settlement payment. The Company is currently awaiting comments and approval from the EPA on a Corrective Measures Study ("CMS") that Henley had submitted to the EPA regarding the Burial Site. The cost to the Company to comply with the CMS, as currently presented, will not have an adverse effect on the Company's financial position, results of operations or liquidity.

Ardmore, Tennessee

         On December 28, 1995, the Company entered into a Consent Order and Agreement with the Tennessee Division of Superfund (the "Tennessee Division"), relating to the Ardmore facility, under which the Company agreed to conduct a preliminary investigation regarding whether volatile organics detected in and near the municipal drinking water supply are related to the Ardmore facility and, if necessary, to undertake an appropriate response. That investigation has disclosed contamination, including elevated concentrations of certain volatile organic compounds, in soils of certain areas of the Ardmore facility and also has disclosed elevated levels of certain volatile organic compounds in the shallow residuum groundwater zone at the Ardmore facility. Under the terms of the Consent Order and Agreement, the Company submitted a Remedial Investigation and Feasibility Study ("RI/FS") work plan, which was accepted by the Tennessee Division, and the Company has initiated the RI/FS. Based on the available information, and recognizing that the nature and scope of remediation will be affected by the results of the RI/FS, the Company preliminarily estimates a range of between $386,000 and $1,186,000 to complete the investigation and remediation of this site.

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

Greenville, Mississippi

         Following the Company's acquisition of its Greenville, Mississippi facility, (the "Greenville facility"), a preliminary investigation disclosed volatile organic contaminants in soil and groundwater at the site. Based on further investigation, it appears that the contamination has not spread off-site. The Company entered into a Consent Order with the Mississippi Department of Environmental Quality ("MDEQ") for a pilot study program which will help determine the effectiveness of certain technology tentatively identified for remediation and which will also help define the scope of remediation for the site. The pilot study program concluded on June 1, 1997. The Company entered into a final consent agreement with the MDEQ on July 15, 1997. Remediation efforts began in the third quarter of 1997 and are expected to continue for approximately three years. However, there can be no assurance that remediation efforts will be allowed to be discontinued after three years, and operations, maintenance and other expenses of the remediation system may continue for a longer period of time. To date, applicable costs of testing and remediation required at the Greenville facility have been shared with the former owners of the facility pursuant to the terms of an Escrow Agreement established at the time the facility was acquired. Any remediation costs not paid by the former owners pursuant to the terms of the Escrow Agreement are the sole responsibility of the Company. The Company estimates the remaining investigative and remedial costs could total $799,000 under the remediation plan the Company adopted, but these costs could increase if remediation is required.

Jackson, Tennessee

         In connection with the Company's acquisition of its Jackson, Tennessee facility (the "Jackson Facility"), a preliminary investigation disclosed soil and or groundwater contamination at this site. The Company has performed a Phase I Environmental Audit and identified the existence of volatile organic contaminants; however, the extent of any such contamination has not been fully determined. The Company is currently preparing for further investigation to determine if remediation of this site will be required. Based on the available information, and recognizing the nature and scope of contamination, the company preliminary estimates that remediation costs could amount up to $750,000. However, certain of the remediation costs may be reimbursed pursuant to the terms of an indemnification agreement between the Company and the previous owners of the Jackson Facility.

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


 IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. Statement No.133 requires all derivatives to be recorded on the balance sheet at fair value and establishes special accounting for the following three different types of hedges of changes in the fair value of assets and liabilities of firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. Though the accounting treatment and criteria for each of the three types of hedges is unique, they all result in recognizing offsetting changes in value or cash flows of both the hedge and hedged item in earnings in the same period. Changes in the fair value of derivatives that do not meet the criteria of one of these three categories of hedges are included in earnings in the period of the change. Statement No. 133 is effective for fiscal years beginning after June 15, 1999, but early adoption is allowed. Adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There were no material legal proceeding developments during the three-month period ended July 4, 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 21, 1998, the Company held its Annual Meeting of Stockholders. The matters voted upon at the meeting and the results of these votes are as follows:

         1.       Election of Directors

                   Votes For                    Votes Withheld
                   --------                    --------------
                  12,032,511                        100,097

         2. Amend the restated certificate of incorporation and increase the number of authorized shares of common stock from 20,000,000 shares to 40,000,000 shares.

                  Votes For           Votes Against              Votes Abstained
                  ---------           -------------              ---------------
                  11,242,413            867,859                      22,336

         3. Amend the Company's 1993 Stock Option Plan for Outside Directors to increase the aggregate number of shares of Common Stock available for issuance thereunder from 50,000 to 105,000.

                  Votes For           Votes Against              Votes Abstained
                  ---------           -------------              ---------------
                  11,748,697               348,932                    34,979

         4.       Appointment of Ernst & Young, LLP as Independent Auditors

                  Votes For           Votes Against              Votes Abstained
                  ---------           -------------              ---------------
                  12,100,770              17,299                      14,539

ITEM 5.  OTHER INFORMATION--STOCKHOLDER PROPOSAL

                  Proposals by stockholders intended to be present at the 1999 Annual Meeting must be forwarded in writing and received at the principal executive office of the Company no later than December 18, 1998, directed to the attention of the Secretary, for consideration for inclusion in the Company's proxy statement for the Annual Meeting of Stockholders to be held in 1999. Moreover, with regard to any proposal by a stockholder not seeking to have such proposal included in the proxy statement but seeking to have such proposal considered at the 1999 Annual Meeting, if such stockholder fails to notify the Company in the manner set forth above of such proposal no later than March 3, 1999, then the persons appointed as proxies may exercise their discretionary voting authority if the proposal is considered at the 1999 Annual Meeting notwithstanding that stockholders have not been advised of the proposal in the proxy statement for the 1999 Annual Meeting. Any proposals submitted by the stockholders must comply in all respects with the rules and regulations of the Securities and Exchange Commission and the provisions of the Company's Certificate of Incorporation and Bylaws and Delaware law.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

                  3.1 Restated Certificate of Incorporation (as amended through May 1, 1998)
                  4.1 Indenture, dated as of August 4, 1998, between the Company and First Union National Bank, as Trustee
                  10.1 First Amendment and Limited Waiver to Credit Agreement, dated as of June 26, 1998, by and among the Company, Wolverine Tube (Canada) Inc., and the lenders named therein.
                  27.1     Financial Data Schedule (for SEC use only)
                  27.2     Financial Data Schedule (for SEC use only)

         (b)   Reports
                  The Company filed no reports on Form 8-K during the three-month period ended July 4, 1998.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                        Wolverine Tube, Inc.
                                           (registrant)



Dated:  August 17, 1998                 By:      /s/ James E. Deason
                                            ------------------------------------
                                            James E. Deason
                                            Executive Vice President
                                            Chief Financial Officer