Form 10-Q
period 1998-10-03
WOLVERINE TUBE INC
filed 1998-11-17
CIK 821407

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                   FORM 10-Q

(Mark One)

 X Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange --- Act of 1934


For the quarterly period ended  October 3, 1998
                                ---------------

                                       OR

    Transition report pursuant to Section 13 or 15 (d) of the Securities --- Exchange Act of 1934

For the transition period from __________________  to ______________________

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

                                 (256) 890-0460
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                             Yes   X    No
                                                 -----     -----

Indicate the number of shares outstanding of each class of common stock, as of the latest practicable date:


              Class                             Outstanding at November 6, 1998
           -----------                          -------------------------------
Common Stock, par value $0.01 per share                14,040,660 shares

                              WOLVERINE TUBE, INC.

                                     INDEX

                                                                                 Page No.
                                                                                 --------

PART I.           Financial  Information

      Item 1.     Financial Statements


                  Condensed Consolidated Statements of Income (unaudited) -
                  Three and Nine-Month Periods Ended October 3, 1998 and
                  September 27, 1997 .........................................          2

                  Condensed Consolidated Balance Sheets (unaudited) -
                  October 3, 1998 and December 31, 1997 ......................          3

                  Condensed Consolidated Statements of Cash Flows (unaudited) -
                  Nine-Month Periods Ended October 3, 1998 and
                  September 27, 1997 .........................................          4

                  Notes to Condensed Consolidated
                  Financial Statements (unaudited) ...........................          5

 .     Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...............         10



PART II. Other Information

      Item 1.     Legal Proceedings...........................................         21

      Item 6.     Exhibits and Reports on Form 8-K............................         21

                              WOLVERINE TUBE, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                     (In thousands, except per share data)


                                                                    THREE - MONTH PERIOD ENDED:        NINE - MONTH PERIOD ENDED:
                                                                    ---------------------------        ---------------------------
                                                                    OCTOBER 3,     SEPTEMBER 27,       OCTOBER 3,    SEPTEMBER 27,
                                                                       1998            1997               1998           1997
Net sales.....................................................       $147,855        $159,380           $487,794       $511,038
Cost of goods sold............................................        129,459         140,871            418,938        447,612
                                                                     --------        --------           --------       --------

Gross profit..................................................         18,396          18,509             68,856         63,426
Selling, general and administrative expenses..................          6,128           5,243             18,677         16,239
Non-recurring and other charges...............................         11,867              --             11,867          4,384
                                                                     --------        --------           --------       --------

Income from operations........................................            401          13,266             38,312         42,803

Other expenses:
   Interest expense...........................................          1,808           1,602              4,596          5,984
   Amortization and other, net................................            134             152                569            400
                                                                     --------        --------           --------       --------
Income (loss) before income taxes and
   extraordinary item.........................................         (1,541)         11,512             33,147         36,419

Income tax provision (benefit)................................           (707)          4,223             11,738         13,230
                                                                     --------        --------           --------       --------

Income (loss) before extraordinary item.......................           (834)          7,289             21,409         23,189

Extraordinary item, net of income tax benefit of $2,782 ......             --              --                 --          4,738
                                                                     --------        --------           --------       --------

Net income (loss).............................................           (834)          7,289             21,409         18,451

Less: preferred stock dividends...............................            (70)            (70)              (210)          (210)
                                                                     --------        --------           --------       --------

Net income (loss) applicable to common shares.................       $   (904)       $  7,219           $ 21,199       $ 18,241
                                                                     ========        ========           ========       ========


Earnings per common share - basic:

   Income (loss) before extraordinary item....................         $(0.06)       $   0.51           $   1.50       $   1.64

   Extraordinary item, net of income tax benefit..............             --              --                 --          (0.34)
                                                                     --------        --------           --------       --------


   Net income (loss) per share................................         ($0.06)       $   0.51           $   1.50       $   1.30
                                                                     ========        ========           ========       ========

   Basic weighted average number of common
       shares.................................................         14,133          14,057             14,110         14,018
                                                                     ========        ========           ========       ========


Earnings per common share - diluted:

   Income (loss) before extraordinary item....................       $  (0.06)        $  0.51           $   1.48       $   1.61

   Extraordinary item, net of income tax benefit..............             --              --                 --          (0.33)
                                                                     --------         -------           --------       --------

   Net income (loss) per share................................       $  (0.06)        $  0.51           $   1.48       $   1.28
                                                                     ========         =======           ========       ========

   Diluted weighted average number of common and
       common equivalent shares...............................         14,284          14,240             14,291         14,227
                                                                     ========         =======           ========       ========


See notes to condensed consolidated financial statements.

                              WOLVERINE TUBE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)


                                                                                           OCTOBER 3,        DECEMBER 31,
                                                                                              1998              1997
                                 ASSETS                                                  ------------       -------------
Current assets:                                                                            (UNAUDITED)         (NOTE)
   Cash and equivalents........................................................            $   95,887         $  15,096
   Accounts receivable, net....................................................                81,549            71,879
   Inventories.................................................................                90,313            87,829
   Prepaid expenses and other..................................................                 1,325             1,067
                                                                                           ----------         ---------

      Total current assets.....................................................               269,074           175,871

Property, plant and equipment, net.............................................               190,729           153,917
Deferred charges and intangible assets, net....................................                87,203            87,937
Prepaid pensions...............................................................                 7,194             7,197
                                                                                           ----------         ---------

      Total assets.............................................................            $  554,200         $ 424,922
                                                                                           ==========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable............................................................            $   32,184         $  39,937
   Accrued liabilities.........................................................                11,801             6,429
   Deferred income taxes.......................................................                 3,875             3,659
                                                                                           ----------         ---------

      Total current liabilities................................................                47,860            50,025

Deferred income taxes..........................................................                26,343            27,057
Long-term debt.................................................................               215,663            98,411
Postretirement benefit obligations.............................................                11,750            12,126
Accrued environmental remediation..............................................                 3,286             2,540
                                                                                           ----------         ---------

      Total liabilities........................................................               304,902           190,159




Redeemable cumulative preferred stock, par value $1 per share; 20,000
   Shares issued and outstanding at October 3, 1998 and
   December 31, 1997 ..........................................................                 2,000             2,000

Stockholders' equity:
   Cumulative preferred stock, par value $1 per share;
    500,000 shares authorized..................................................                    --                --

   Common stock, par value $.01 per share; 40,000,000 shares
    authorized, 14,071,660 and 14,069,064 shares issued and outstanding at
    October 3, 1998 and December 31, 1997, respectively........................                   141               141

   Additional paid-in capital..................................................               101,241           100,064
   Retained earnings...........................................................               164,272           143,073
   Accumulated currency translation adjustment.................................               (16,791)          (10,515)
   Less treasury stock at cost.................................................                (1,565)               --
                                                                                           ----------         ---------
      Total stockholders' equity...............................................               247,298           232,763
                                                                                           ----------         ---------

      Total liabilities, redeemable cumulative preferred stock
       and stockholders' equity................................................            $  554,200         $ 424,922
                                                                                           ==========         =========

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

                              WOLVERINE TUBE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (In thousands)



                                                                                       NINE - MONTH PERIOD ENDED:
                                                                                    --------------------------------
                                                                                    OCTOBER 3,         SEPTEMBER 27,
                                                                                       1998                1997
                                                                                    ------------       -------------

OPERATING ACTIVITIES
Net income............................................................              $    21,409        $   18,451
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization......................................                   13,172            12,881
   Deferred income taxes..............................................                       --              (411)
   Non-cash portion of non-recurring charge...........................                    8,174             3,533
   Extraordinary loss on retirement of debt...........................                       --             4,738
   Changes in operating assets and liabilities:
    Accounts receivable...............................................                  (11,592)           (9,257)
    Inventories.......................................................                   (2,930)            1,708
    Prepaid expenses and other........................................                     (958)           (1,401)
    Accounts payable..................................................                   (6,972)           10,017
    Accrued liabilities including pension, postretirement benefit
     and environmental................................................                    5,083              (889)
                                                                                    -----------        ----------
Net cash provided by operating activities.............................                   25,386            39,370

INVESTING ACTIVITIES
Additions to property, plant and equipment............................                  (24,565)          (17,349)
Acquisition of business assets........................................                  (33,280)           (4,048)
Other.................................................................                      (24)             (132)
                                                                                    -----------        ----------
Net cash used by investing activities.................................                  (57,869)          (21,529)

FINANCING ACTIVITIES
Financing fees........................................................                   (1,686)             (820)
Net borrowings (repayments) from revolving credit facility............                  (31,999)           92,115
Issuance of common stock..............................................                    1,177               907
Premium and fees paid on retirement of debt...........................                       --            (5,517)
Principal payments on long-term debt and capitalized
   lease obligations..................................................                     (351)          (98,440)
Proceeds from issuance of long-term debt..............................                  149,683                --
Purchase of treasury stock ...........................................                   (1,565)               --
Dividends paid .......................................................                     (210)             (210)
                                                                                    -----------        ----------
Net cash provided (used) by financing activities.....................                  115,049           (11,965)

Effect of exchange rate on cash and equivalents.......................                   (1,775)              (41)
                                                                                    -----------        ----------
Net increase in cash and equivalents..................................                   80,791             5,835

Cash and equivalents beginning of period..............................                   15,096             2,967
                                                                                    -----------        ----------

Cash and equivalents end of period....................................              $    95,887        $    8,802
                                                                                    ===========        ==========

See notes to condensed consolidated financial statements.

WOLVERINE TUBE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 3, 1998
(Unaudited)


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of significant intercompany accounts and transactions. The accompanying condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying condensed consolidated financial statements (and all information in this report) have not been examined by independent auditors; but, in the opinion of management all adjustments, which consist of normal recurring accruals necessary for a fair presentation of the results for the periods, have been made. The results of operations for the nine-month period ended October 3, 1998 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1997. The Company uses its internal operational reporting cycle for quarterly financial reporting.

         In May 1998, the Company acquired a facility located in Jackson, Tennessee, and the related welded tube manufacturing equipment and technology, from a subsidiary of Korea-based Poongsan Corporation. The equipment at this facility is being installed and tested, and commercial production is expected to begin in January 1999. The aggregate purchase price was approximately $33 million.

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

         The Company has accrued environmental remediation costs of $3,286,000 as of October 3, 1998, consisting primarily of $34,000 for estimated remediation costs for the London and Fergus, Canada, facilities, $1,028,000 for the Decatur, Alabama facility, $704,000 for the Greenville, Mississippi facility, $750,000 for the Jackson, Tennessee facility and an aggregate of $770,000 for the Ardmore, Tennessee facility and the Shawnee, Oklahoma facility (with respect to the Double Eagle Refinery site). Based on information currently available, the Company believes that the costs of these matters are not reasonably likely to have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

NOTE 3 - INVENTORIES

------------------------------------------------------------------
Inventories are as follows:              October 3,   December 31,
                                            1998         1997
------------------------------------------------------------------
                                             (In thousands)
Finished products                        $20,687      $21,235
Work-in-progress                          23,591       23,515
Raw materials and supplies                46,035       43,079
------------------------------------------------------------------
                                         $90,313      $87,829
==================================================================

NOTE 4 - INTEREST EXPENSE, NET

         Interest expense is net of interest income and capitalized interest of $1,693,000 and $162,000 for the three-month periods ended October 3, 1998 and September 27, 1997, respectively, and $2,582,000 and $537,000 for the nine-month periods ended October 3, 1998 and September 27, 1997, respectively.

NOTE 5- LONG-TERM DEBT

         The Company's $200 million Revolving Credit Facility (the "Facility"), as amended, matures in full on April 30, 2002 and currently provides for a floating base interest rate that is, at the Company's election, either (a) the higher of the federal funds effective rate plus .50% and the prime rate or (b) LIBOR plus a specified margin (determined with reference to the Company's ratio of total debt to EBITDA and the Company's debt rating as determined by the Standard & Poor's and Moody's Rating Services) of .25% to 1.00%. Commitment fees on the unused available portion of the Facility range from .10% to .50%. As of October 3, 1998, the Company had approximately $67 million in outstanding borrowings and obligations under the Facility and approximately $133 million in additional borrowing availability thereunder.

         The Company is currently party to an interest rate swap agreement which effectively fixes the interest rate on $65,000,000 in principal amount of floating rate borrowings provided under the Facility at a rate of 6.82% plus the specified margin of .25% to 1.00% . This agreement expires on May 7, 2002 and is based on 3-month LIBOR. This interest rate swap is accounted for as a hedge; the differential to be paid as interest rates change is accrued and recognized as an adjustment to interest expense.

         In August 1998, the Company issued $150 million in principal amount of 7 3/8 % Senior Notes (the "Notes") due August 1, 2008. The Notes were issued pursuant to an Indenture, dated as of August 4, 1998, between the Company and First Union National Bank, as Trustee. The net proceeds from the sale of the notes were applied to reduce borrowings by approximately $58 million under the Facility. The remaining net proceeds will be used for capital expenditures, potential future acquisitions, working capital and other general corporate purposes. The Notes (i) have interest payment dates on February 1 and August 1 of each year, commencing February 1, 1999, (ii) are redeemable at the option of the Company at a redemption price equal to the greater of (x) 100% of the principal amount of the Notes to be redeemed or (y) the sum of the present value of the remaining scheduled payments of principal and interest thereon from the redemption date to the maturity date, discounted to the redemption date on a semiannual basis at a rate based upon the yield of the specified treasury securities ("Treasury rate") plus 25 basis points, plus, in each case, accrued interest thereon to the date of redemption, (iii) are senior unsecured obligations of the Company and are pari passu in right of payment with any existing and future senior unsecured indebtedness of the Company, including borrowings under the Facility,
(iv) are guaranteed by certain of the Company's subsidiaries, and (v) are subject to the terms of the Indenture, which contains certain covenants that limit the Company's ability to incur indebtedness secured by certain liens and to engage in sale/leaseback transactions.

NOTE 6 - COMPREHENSIVE INCOME

         As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of Statement 130 had no impact on the Company's net income or stockholders' equity. Statement 130 requires unrealized gains or losses on the Company's foreign currency translation adjustments, which prior to adoption of Statement 130 were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130. During the third quarters of 1998 and 1997, total comprehensive income (loss) amounted to ($3,523,000) and $7,194,000, respectively. For the first nine months of 1998 and 1997, total comprehensive income amounted to $17,154,000 and $17,947,000, respectively.

NOTE 7 - NON - RECURRING CHARGES

         During the third quarter of 1998, the Company recognized a non-recurring pre-tax charge of $11,867,000 ($7,460,000 after tax). This charge included $7.4 million of expenses related to the closing of the Company's Greenville, Mississippi facility of which $5.6 million of expenses relate to the write-off of impaired assets resulting primarily from the closing of this facility; $2.7 million of expenses related to efficiency initiatives being implemented at the Company's North Carolina facility; $0.9 million of expenses related to the implementation of a salaried workforce reduction program and $0.9 million of professional fees and other costs primarily associated with an acquisition that was not completed. As the Greenville, Mississippi facility is no longer operational, the net assets of this facility have been recorded at their estimated net realizable value which is $0.7 million.

         During the second quarter of 1997, the Company recognized a non-recurring, pre-tax charge of $4,384,000 ($2,997,000 after tax). This charge included $1.8 million of expenses related to the implementation of the Company's 1997 Voluntary Early Retirement Program; $1.3 million of severance costs primarily associated with the departure of the Company's former Chief Executive Officer; $0.6 million professional fees and other costs associated with an acquisition that was not completed; and $0.7 million of the cost of discontinuing the Poland operations of Small Tube Manufacturing Corporation (a wholly-owned subsidiary of the Company).

NOTE 8 - EARNINGS PER SHARE

              The following table sets forth the computation of basic and diluted earnings per share:

                                                    Three-month period ended:    Nine-month period ended:
-----------------------------------------------------------------------------------------------------------
                                                    October 3,  September 27,    October 3,   September 27,
                                                       1998          1997           1998           1997
-----------------------------------------------------------------------------------------------------------
                                                     (In thousands, except per share data)
Income (loss) before extraordinary item             $   (834)      $  7,289       $ 21,409       $ 23,189
Extraordinary item, net of income tax benefit             --             --             --          4,738
---------------------------------------------------------------------------------------------------------
Net income (loss)                                   $   (834)         7,289         21,409         18,451
Preferred dividends                                      (70)           (70)          (210)          (210)
=========================================================================================================
Net income (loss) applicable to
  Common shares                                     $   (904)      $  7,219       $ 21,199       $ 18,241
=========================================================================================================

Basic weighted common
   shares outstanding                                 14,133         14,057         14,110         14,018
Employee stock options                                   151            183            181            209
---------------------------------------------------------------------------------------------------------
Diluted weighted average common
  and common equivalent shares
  outstanding                                         14,284         14,240         14,291         14,227
=========================================================================================================


Earnings per share-basic:

Income (loss) before extraordinary item             $  (0.06)      $   0.51       $   1.50       $   1.64
Extraordinary items, net of income tax benefit            --             --             --          (0.34)
---------------------------------------------------------------------------------------------------------

Net income (loss) per common share                  $  (0.06)      $   0.51       $   1.50       $   1.30
=========================================================================================================


Earnings per share-diluted:

Income (loss) before extraordinary item             $  (0.06)      $   0.51       $   1.48       $   1.61
Extraordinary item, net income tax benefit                --             --             --          (0.33)
---------------------------------------------------------------------------------------------------------

Net income (loss) per common share                  $  (0.06)      $   0.51       $   1.48       $   1.28
=========================================================================================================

NOTE 9- STOCK REPURCHASE PLAN

         On September 17, 1998, the Board of Directors authorized the Company to purchase up to 1,000,000 of the Company's outstanding common stock at market prices from time to time through September 18, 1999. The aggregate purchase price for such purchases of common stock shall not exceed $25,000,000. As of October 3, 1998, the Company had repurchased 75,400 shares.

                              WOLVERINE TUBE, INC.
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

RESULTS OF OPERATIONS

Three-Month Period Ended October 3, 1998 Compared to
Three-Month Period Ended September 27, 1997

         For the three-month period ended October 3, 1998, consolidated net sales were $147.9 million compared with $159.4 million in the three-month period ended September 27, 1997. The decrease in sales for the three-month period this year versus last year was primarily attributable to a significant decrease in the average price of copper which was partially offset by an increase in pounds of product shipped and an increase in fabrication charges. Fabrication charges represent the amount charged by the Company for converting raw materials into finished products. The cost of copper is generally passed along to the Company's customers and is included in the costs of goods sold. The average Comex price of copper was $0.75 per pound in the most recent three-month period compared with $1.02 per pound in the same period a year ago. The primary impact to Wolverine of lower copper prices is lower net sales and costs of goods sold. The Company uses various strategies to minimize the effect of copper prices on the Company's earnings.

         Total pounds shipped for the three-month period of 1998 increased by
5.6 million pounds to 87.5 million pounds compared with 81.9 million pounds in the three-month period a year ago. Shipments of commercial tube products increased 9.6% to 53.7 million pounds, primarily as a result of increased shipments of industrial tube used in the residential air conditioning industry. The increase in shipments of industrial tube was offset somewhat by reduced shipments of technical tube products. Technical tube shipments decreased over prior period levels as the Company has experienced lower than anticipated demand for these products from major customers, especially those customers with significant international sales. The Company's shipments of wholesale products decreased by 1.8% to 18.9 million pounds during the third quarter. Shipments of rod, bar and strip products increased 9.0% to 14.9 million pounds as shipments of strip products to the Canadian mint increased as compared to the same period in the prior year. The Company expects that the continued international economic weakness, particularly in Asia, will continue to affect the demand for technical tube in the remainder of 1998 and 1999.

         Consolidated gross profit decreased 0.5% to $18.4 million in the three-month period of 1998 compared to $18.5 million in the same period of 1997. The decrease is the result of the recognition of $2.1 million of non-recurring charges recognized in cost of sales. These charges include $1.4 million of costs associated with the closing of the Company's Greenville, Mississippi facility and $0.7 million of costs associated with efficiency initiatives being implemented at the Company's North Carolina Facility.

         Consolidated selling, general and administrative expenses for the three-month period of 1998 were $6.1 million as compared to $5.2 million in the three-month period in 1997. This increase was primarily the result of increased employee benefits, marketing expenses, as well as increased professional fees.

         During the three-month period of 1998, the Company recognized a non-recurring, pre-tax charge of $11.9 ($7.5 million after tax). This charge included $7.4 million of expenses related to the closing of the Company's Greenville, Mississippi facility of which $5.6 million of expenses relate to the write-off of impaired assets resulting primarily from the closing of this facility; $2.7 million of expenses related to efficiency initiatives being implemented at the Company's North Carolina facility; $0.9 million of expenses related to the implementation of a salaried workforce reduction program and $0.9 million of professional fees and other costs primarily associated with an acquisition that was not completed. As the Greenville, Mississippi facility is no longer operational, the net assets of this facility which are held for sale have been recorded at their estimated net realizable value.

         Consolidated net interest expense for the three-month period in 1998 increased to $1.8 million from $1.6 million in the three-month period in 1997. This increased is primarily the result of increased interest expense associated with the Company's issuance of $150 million in principal amount of 7 3/8 % Senior Notes in August 1998 (the "Notes") which was partially offset by increased interest income generated from investing the remaining proceeds of the Notes and increased capitalized interest associated with several capital projects during the quarter.

         The Company recognized a tax benefit of $0.7 million resulting from the recognition of the non-recurring charges described above during the third quarter of 1998. Excluding the effect of the tax benefit and the associated non-recurring charges, the effective tax rate was 36.0% in the third quarter of 1998. The effective tax rate for the three-month period ended September 27, 1997 was 36.7%.

         Excluding the non-recurring charges recognized in the three-month period in 1998, consolidated net income was $8.0 million or $0.55 per diluted share or $0.56 per basic share compared to $7.3 million or $0.51 per diluted and basic share, in the three-month period a year ago.. Consolidated net income
(loss) for the three-month period in 1998 was ($0.8) million or ($0.06) per diluted share and per basic share.

Nine-Month Period Ended October 3, 1998 Compared to
Nine-Month Period Ended September 27, 1997

         For the nine-month period ended October 3, 1998, consolidated net sales were $487.8 million compared with $511.0 million in the nine-month period ended September 27, 1997. The decrease in sales for the nine-month period this year versus last year was primarily attributable to a decrease in copper prices which was partially offset by an increase in pounds of product shipped and an increase in fabrication charges. The average Comex price of copper was $0.77 per pound in the most recent nine-month period compared with $1.09 per pound in the same period a year ago. The primary impact to Wolverine of lower copper prices is lower net sales and costs of goods sold. The Company uses various strategies to minimize the effect of copper prices on the Company's earnings.

         Total pounds shipped for the nine-month period of 1998 increased by
25.0 million pounds to 279.6 million pounds compared with 254.6 million pounds in the nine-month period a year ago. Shipments of commercial tube products increased 9.2% to 173.9 million pounds, primarily as a result of increased shipments of industrial tube used in the residential air conditioning industry and increased shipments of technical tube. The Company's shipments of wholesale products increased by 9.6% to 63.2 million pounds in the nine-month period of 1998. Shipments of rod, bar and strip products increased 13.1% to 42.5 million pounds as shipments of rod and bar products to Canadian service centers increased and strip products to the Canadian mint increased as compared to the same period in the prior year.

         Consolidated gross profit increased 8.7% to $68.9 million in the nine-month period of 1998 compared to $63.4 million in the nine-month period of 1997. This increase is primarily the result of increased shipments of commercial products, which are generally the Company's highest margin products. In addition, the increase in shipments of wholesale products resulted from an increase in unit fabrication charges in the United States market, resulting in increased gross profit for these products during the nine-month period in 1998 as compared to the nine-month period in 1997. In addition, the increase in gross profit was offset by the $2.1 million of non-recurring charges recorded in costs of sales in the nine-month period of 1998 as previously discussed.

         Consolidated selling, general and administrative expenses for the nine-month period of 1998 were $18.7 million as compared to $16.2 million in the nine-month period in 1997. This increase was primarily the result of increased employee benefits and marketing expenses, as well as increased professional fees associated with among other things the Company's conversion of its computer system.

         During the nine-month period of 1998, the Company recognized a non-recurring, pre-tax charge to operations of $11.9 million ($7.5 million after taxes), as previously discussed.

          During the nine-month period of 1997, the Company recognized a non-recurring, pre-tax charge to operations of $4.4 ($3.0 million after taxes). This one-time charge included $1.8 million of expenses related to the implementation of the Company's 1997 Voluntary Early Retirement Program; $1.3 million of severance costs primarily associated with the departure of the Company's former Chief Executive Officer; $0.6 million of professional fees and other costs associated with an acquisition that was not completed; and $0.7 million of the costs of discontinuing the Poland operations of Small Tube Manufacturing Corporation (a wholly-owned subsidiary of the Company).

         Consolidated net interest expense for the nine-month period in 1998 decreased to $4.6 million from $6.0 million in the nine-month period in 1997. This decrease is primarily the result of reduced interest expense achieved through the Company's April 1997 refinancing and the related repayment of its 10 1/8% Senior Subordinated Notes due 2002 (the "10 1/8% Notes"), increased interest income from investing the remaining proceeds of the Notes and increased capitalized interest associated with several capital projects in 1998. This decrease was partially offset by increased interest expense associated with the Company's issuance of $150 million in principal amount of 7 3/8% Senior Notes in August 1998. The Company incurred an extraordinary charge associated with the early extinguishment of the 10 1/8% Notes. The charge on the extinguishment, net of tax was approximately $4.7 million ($7.5 million pre-tax).

         The effective tax rate for the nine-month period ended October 3, 1998 was 35.4%, compared with 36.3% in the nine-month period a year ago. The reduced effective tax rate in the nine-month period in 1998 is the result of the Company recognizing a tax benefit resulting from the recognition of the non-recurring charges in the third quarter of 1998. Excluding the effect of the tax benefit and the associated non-recurring charges, the effective tax rate was 35.9% in the nine-month period of 1998.

         Excluding the non-recurring charges in the current year period and the non-recurring charge and the extraordinary charge in the prior year period, consolidated net income and diluted earnings per share for the nine- month period of 1998 would have been $30.2 million or $2.10, compared to $26.2 million or $1.83 per diluted share in the prior year period. Consolidated net income for the nine-month period in 1998 was $21.4 million or $1.48 per diluted share, compared to $18.5 million or $1.28 per diluted share, or $1.30 per basic share.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities totaled $25.4 million in the first nine-months of 1998 compared $39.4 million in the first nine-months of 1997. The decrease in cash provided by operations in the first nine-months of 1998 was primarily due to increased accounts receivables and decreased accounts payable which was partially offset by an increase in accrued liabilities. The $11.6 million increase in net accounts receivable from December 31, 1997 is primarily due to increased sales volume which was partially offset by decreases in Comex copper prices over the prevailing prices at year end 1997.

         In June 1998, the Company amended certain provisions of the Company's $200 million Revolving Credit Facility (the "Facility"), which included (i) increasing the amount of unsecured indebtedness that the Company may incur while borrowings under the Facility are outstanding, (ii) waiving the requirement that the proceeds of the Notes must be used to repay all the outstanding borrowings under the Facility and (iii) raising the ratio of total debt to EBITDA permitted while borrowings are outstanding under the Facility. The Facility, as amended, matures in full on April 30, 2002 and currently provides for a floating base interest rate that is, at the Company's election, either (a) the higher of the federal funds effective rate plus .50% and the prime rate or (b) LIBOR plus a specified margin (determined with reference to the Company's ratio of total debt to EBITDA and the Company's debt rating as determined by the Standard & Poor's and Moody's Rating Services) of .25% to 1.00%. Commitment fees on the unused available portion of the Facility range from .10% to .50%. As of October 3, 1998, the Company had approximately $67 million in outstanding borrowings and obligations under the Facility and approximately $133 million in additional borrowing availability thereunder.

         In May 1998, the Company acquired a facility located in Jackson, Tennessee, and the related welded tube manufacturing equipment and technology, from a subsidiary of Korea-based Poongsan Corporation. The equipment at this facility is being installed and tested and commercial production is expected to begin in January 1999. The aggregate purchase price was approximately $33 million and was financed, in part, using borrowings under the revolving credit facility.

         During the third quarter of 1998, the Company implemented a work force reduction program of approximately fifty salaried positions from various locations and departments which was primarily aimed at reducing administrative costs. Each terminated employee's severance pay was, in general, calculated in accordance with a Severance Pay Plan (the "Severance Plan"), which provides benefits to all eligible employees who have at least one year of service and who are terminated for reasons other than cause. Severance benefits include payment of all accrued vacations and two weeks pay at the employees current base salary plus one week's pay for each full year of continuous service, not to exceed 26 weeks. Acceptance of severance benefits constitutes a release of all claims against the Company, except claims in accordance with the provisions of applicable benefit plans. The Company expects to realize approximately $2.0 million in reduced salary and related expenses per year as a result of this workforce reduction. Implementation of the work force reduction program resulted in an approximate $0.9 million charge that was included in the Company's non-recurring charge and recognized in the third quarter of 1998. The primary components of the charge relating to the work force reduction program included approximately $0.8 million relating to severance and vacation pay and $0.1 million related to professional fees and miscellaneous expenses resulting from the terminations.

         During the third quarter of 1998, the Company implemented plans to close the Greenville, Mississippi fabricated products facility. Customers of this facility will be served by the Company's Ardmore, Tennessee; Altoona, Pennsylvania; or Carrolton, Texas facilities. The closing of the facility was completed in early November 1998 and the approximately 140 employees received severance pay in accordance with the Severance Plan as well as receiving their regular pay for sixty days subsequent to the notice of closure. The Company expects to realize approximately $2.5 million in reduced salary and related expenses per year as a result of the closure of this facility. Implementation of the plan to close this facility has resulted in an approximate $8.7 million charge, of which $7.3 million is included in non-recurring and other charges and $1.4 million is included in cost of goods sold. Primary components of the charge relating to closing the Greenville facility include $5.6 million related to write down of impaired fixed assets, $1.6 million primarily related to severance costs and $1.5 million primarily related to other asset write downs and operating inefficiency's resulting from the closure of this facility.

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

         Capital expenditures were $24.6 million for the first nine-months of 1998 compared to $17.3 million for the first six-months of 1997. The Company currently expects to spend approximately $35 million in the aggregate in 1998 under its existing capital program. The Company believes that it will be able to satisfy its existing working capital needs, interest obligations and capital expenditure requirements with cash flow from operations and funds available from the Facility and the Notes.

         During the nine-month period in 1998, the Company purchased 75,400 shares of the Company's common stock for $1.6 million. The shares were purchased in accordance with a stock repurchase program authorized in the third quarter of 1998 by the Company's Board of Directors. The program allows for the purchase of up to 1,000,000 shares of common stock at market prices from time to time through September 18, 1999. As of November 6, 1998, the Company has purchased 254,800 shares of common stock under the repurchase program.

SENIOR NOTES DUE 2008

         In August 1998, the Company issued $150 million in principal amount of the Notes. The Notes were issued pursuant to an Indenture, dated as of August 4, 1998 between the Company and First Union National Bank, as Trustee. The net proceeds from the sale of the notes were applied to reduce borrowings by approximately $58 million under the Facility. Of the remaining net proceeds, the Company intends to use approximately $55 million for capital expenditures during 1998 and 1999, and to use the balance of the net proceeds for potential future acquisitions, working capital and other general corporate purposes. Pending such uses, the Company will invest such proceeds in short-term interest-bearing securities. The Notes (i) have interest payment dates on February 1 and August 1 of each year, commencing February 1, 1999, (ii) are redeemable at the option of the Company at a redemption price equal to the greater of (x) 100% of the principal amount of the Notes to be redeemed or (y) the sum of the present value of the remaining scheduled payments of principal and interest thereon from the redemption date to the maturity date, discounted to the redemption date on a semiannual basis at the Treasury Rate plus 25 basis points, plus, in each case, accrued interest thereon to the date of redemption,
(iii) are senior unsecured obligations of the Company and are pari passu in right of payment with any existing and future senior unsecured indebtedness of the Company, including borrowings under the Facility, (iv) are guaranteed by certain of the Company's subsidiaries, and (v) are subject to the terms of the Indenture, which contains certain covenants that limit the Company's ability to incur indebtedness secured by certain liens and to engage in sale/leaseback transactions.


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

         Based on an assessment of its systems, the Company determined that it will be required to modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that with modifications to its existing software and certain conversions to new software, the Year 2000 Issue will not present significant operational problems for its computer systems. In addition, the Company's systems and operations are dependent, in part, on interaction with systems operated or provided by vendors or other third-parties, and the Company is currently surveying those parties about their progress in identifying and addressing problems that their computer systems may face in connection with the Year 2000 Issue. The Company estimates that it has no exposure for contingencies related to the Year 2000 Issue for the products it has sold.

         The Company's plan to address the Year 2000 Issue ("the Plan") identifies exposure in three different areas: information technology, operating equipment with embedded chips or software and third- party vendors. In addition, the Plan involves the following four phases for each one of the exposure areas: assessment, remediation, testing and implementation. With respect to information technology, the Company has fully completed its assessment of this area. This assessment indicated that most of the Company's significant information technology systems could be affected, particularly the general ledger, billing, payables and inventory systems. To date, the Company is 90% complete on the remediation phase for the information technology area and expects to complete software reprogramming and replacement no later than March 31, 1999. Once software is reprogrammed or replaced, the Company begins testing and implementation. These phases run concurrently for multiple systems. To date, the Company has completed 50% of its testing and has implemented 50% of its remediation systems. Completion of the testing phase for all significant systems is expected by March 31, 1999, with all remediation and implementation of systems expected to be fully tested and operational by June 30, 1999.

         The Company is beginning the assessment and remediation phases for its operating equipment with embedded chips or software. As the assessment phase continues, the Company will begin to develop and implement any necessary remediation efforts with the manufacturers or servicers of the operating equipment. The target for completion of the remediation phase is March 31, 1999. Testing of this equipment is more difficult than the testing of the information technology systems. Testing and implementation of affected equipment is targeted to be complete by June 30, 1999.

         The assessment of third- party vendors or customers and their exposure to the Year 2000 Issue is 100% complete for systems that directly interface with the Company and 50% complete for all other material exposure. The Company expects to complete surveying all third-parties by December 1998. The Company has completed its remediation efforts on these systems and is 50% complete with the testing and implementation phases. The Company expects to complete the testing phase for systems interface work by April 30, 1999. The Company has queried its significant suppliers that do not share information systems with the Company (external agents). To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 compliant. The inability of external agents to complete their Year 2000 resolution processing a timely fashion could materially impact the Company.
The effect of non-compliance by external agents is not determinable by the Company.

         The Company is utilizing both internal and external resources to reprogram, or replace, and test its software for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $5.5 million and is being funded through operating cash flows. Of the total project cost, approximately $5.3 million is attributable to the purchase of new software, which will be capitalized. The remaining $0.2 million, which will be expensed as incurred, is not expected to have a material effect on the results of operations. To date, the Company has incurred approximately $2.8 million of costs related to the assessment, remediation and implementation efforts in its Year 2000 modification project, the development of the plan for the purchase of new systems and system modifications. The Company has engaged an independent outside consultant ("the Consultant") to review the adequacy, completeness and feasibility of the Plan. The consultant has made recommendations that the Company is currently considering regarding improvements to the Plan. After the Company completes the review and responds to these recommendations, the Consultant will review the Company's responses to these recommendations and will continue to monitor the Company's execution of the Plan. The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 remediation program. The Company plans to evaluate the status of completion in March 1999 and determine whether such a plan is necessary.

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


ENVIRONMENTAL

         The Company's facilities and operations are subject to extensive environmental laws and regulations. During the nine-month period ended October 3, 1998, the Company spent approximately

$0.3 million on environmental matters which include remediation costs, monitoring costs and legal and other costs. The Company has a reserve of $3.3 million for environmental remediation costs which is reflected in the Company's Condensed Consolidated Balance Sheet. The Company has approved and spent $0.4 million for capital expenditures relating to environmental matters during 1998. Based upon information currently available, the Company believes that the costs of the environmental matters described below are not reasonably likely to have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

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

Decatur, Alabama

         The Company is subject to an order under Section 3008(h) of the Resource Conservation and Recovery Act ("RCRA") to perform a facilities investigation of its site in Decatur, Alabama, including a portion of the site where wastes were buried (the "Burial Site"). Should the EPA decide to order remediation, the remaining monitoring, legal and other costs are estimated to be $1.0 million. The Company is currently awaiting comments and approval from the EPA on a Corrective Measures Study ("CMS") that Henley had submitted to the EPA regarding the Burial Site. The cost to the Company to comply with the CMS, as currently presented, will not have an adverse effect on the Company's financial position, results of operations or liquidity.

Ardmore, Tennessee

         On December 28, 1995, the Company entered into a Consent Order and Agreement with the Tennessee Division of Superfund (the "Tennessee Division"), relating to the Ardmore facility, under which the Company agreed to conduct a preliminary investigation regarding whether volatile organics detected in and near the municipal drinking water supply are related to the Ardmore facility and, if necessary, to undertake an appropriate response. That investigation has disclosed contamination, including elevated concentrations of certain volatile organic compounds, in soils of certain areas of the Ardmore facility and also has disclosed elevated levels of certain volatile organic compounds in the shallow residuum groundwater zone at the Ardmore facility. Under the terms of the Consent Order and Agreement, the Company submitted a Remedial Investigation and Feasibility Study ("RI/FS") work plan, which was accepted by the Tennessee Division, and the Company has initiated the RI/FS. Based on the available information, and recognizing that the nature and scope of remediation will be affected by the results of the RI/FS, the Company preliminarily estimates a range of between $380,000 and $1,180,000 to complete the investigation and remediation of this site.

         A report of a 1995 EPA site inspection of the Ardmore facility recommended further action for the site. The Company believes, however, that because the Tennessee Division is actively supervising an ongoing investigation of the Ardmore facility, it is unlikely that EPA will intervene and take additional action. If the EPA should intervene, however, the Company could incur additional costs for any further investigation or remedial action required.

Greenville, Mississippi

         Following the Company's acquisition of its Greenville, Mississippi facility, (the "Greenville facility"), a preliminary investigation disclosed volatile organic contaminants in soil and groundwater at the site. Based on further investigation, it appears that the contamination has not spread off-site. The Company entered into a Consent Order with the Mississippi Department of Environmental Quality ("MDEQ") for a pilot study program which will help determine the effectiveness of certain technology tentatively identified for remediation and which will also help define the scope of remediation for the site. The pilot study program concluded on June 1, 1997. The Company entered into a final consent agreement with the MDEQ on July 15, 1997. Remediation efforts began in the third quarter of 1997 and are expected to take approximately three years. However, there can be no assurance that remediation efforts will be allowed to be discontinued after three years, and operations, maintenance and other expenses of the remediation system may continue for a longer period of time. Through October 3, 1998, applicable costs of testing and remediation required at the Greenville facility have been shared with the former owners of the facility pursuant to the terms of an Escrow Agreement established at the time the facility was acquired. Subsequent to October 3, 1998, the Company released the former owners of the facility from liability related to the remediation of the Greenville Facility following the receipt of a $145,000 settlement payment. The Company estimates the remaining investigative and remedial costs could total $704,000 under the remediation plan the Company adopted, but these costs could increase if additional remediation is required.

Jackson, Tennessee

         In connection with the Company's acquisition of its Jackson, Tennessee facility (the "Jackson Facility"), a preliminary investigation disclosed soil and or groundwater contamination at this site. The Company has performed a Phase I Environmental Audit and identified the existence of volatile organic contaminants; however, the extent of any such contamination has not been fully determined. Investigation at the site is being conducted pursuant to a consent order with the State of Tennessee by a prior owner of the property. Based on currently available information, the Company preliminarily estimates that remediation costs could amount up to $750,000. However, certain of the remediation costs may be reimbursed pursuant to the terms of an indemnification agreement between the Company and the previous owners of the Jackson Facility.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There were no material legal proceeding developments during the three-month period ended October 3, 1998



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27.1 Financial Data Schedule (for SEC use only)
                  27.2 Financial Data Schedule (for SEC use only)



         (b)      Reports

                  The Company filed no reports on Form 8-K during the three-month period ended October 3, 1998.

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

                                                           Wolverine Tube, Inc.
                                                           --------------------
                                                               (registrant)



Dated:  November 16, 1998                           By: /s/ James E. Deason
                                                        ------------------------
                                                        James E. Deason
                                                        Executive Vice President
                                                        Chief Financial Officer