Form 10-K405
period 1998-12-31
WOLVERINE TUBE INC
filed 1999-03-30
CIK 821407

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

    X    Annual report pursuant to Section 13 or 15(d) of the Securities
   ---   Exchange Act of 1934 for the fiscal year ended December 31, 1998,

                                       OR

         Transition  report  pursuant to Section 13 or 15(d) of the  Securities
   ---   Exchange Act of 1934 for the transition period from
                                                             ------------------
         to                      .
            ---------------------
                         Commission file number 1-12164

                              WOLVERINE TUBE, INC.
                           ------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                    63-0970812
     ----------------------                   --------------------------------
    (State of Incorporation)                 (IRS Employer Identification No.)

1525 Perimeter Parkway, Suite 210
Huntsville, Alabama                                       35806
------------------------------------                      -----
(Address of principle executive offices)                (Zip Code)

                                 (256) 353-1310
                                 --------------
              (Registrant's Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

  Title of each class:                   Name of exchange on which registered:
 Common Stock, $0.01 Par Value                New York Stock Exchange
 -----------------------------                -----------------------

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                             ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant as of March 15, 1999, was approximately $175,000,000 based upon the closing price reported for such date on the New York Stock Exchange. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date:

          Class                               Outstanding as of March 15, 1999
          -----                               --------------------------------
Common Stock, $0.01 Par Value                          14,147,600 Shares

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the annual stockholders meeting to be held May 20, 1999, are incorporated by reference into Part III.

                                   FORM 10-K

                                 ANNUAL REPORT

                          YEAR ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS


                                                                                                              Page No.

                                     PART I

Item 1.       Business............................................................................................1
Item 2.       Properties.........................................................................................12
Item 3.       Legal Proceedings..................................................................................14
Item 4.       Submission of Matters to a Vote of Security Holders................................................15

                                                 PART II
Item 5.       Market for Registrant's Common Equity and
                  Related Stockholder Matters....................................................................16
Item 6.       Selected Financial Data............................................................................17
Item 7.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations............................................................19
Item 7A.      Quantitative and Qualitative Disclosures About
                  Market Risk....................................................................................31
Item 8.       Financial Statements and Supplementary Data........................................................31
Item 9.       Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosures...........................................................31

                                                 PART III
Item 10.      Directors and Executive Officers of the Registrant.................................................32
Item 11.      Executive Compensation.............................................................................32
Item 12.      Security Ownership of Certain Beneficial Owners
                  and Management.................................................................................32
Item 13.      Certain Relationships and Related Transactions.....................................................32

                                                 PART IV
Item 14.      Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K............................................................................33



                                     PART I

ITEM 1                              BUSINESS

INTRODUCTION

Wolverine Tube, Inc. ("Wolverine" or the "Company") is a leading North American manufacturer and distributor of copper and copper alloy tube, and other tubular products, and believes that it offers the broadest product line of any North American tube manufacturer. The Company also manufactures and distributes copper and copper alloy rod, bar and strip products. The Company believes that in 1998 it was the largest North American producer of copper and copper alloy tube for commercial products.

Copper's unique attributes--thermal conductivity, ease of bending and joining, and resistance to erosion and corrosion--make it an attractive material for a broad range of applications in a large number of diverse industries. The Company's focus is on custom-engineered, high value-added copper and copper alloy tube, which enhances performance and energy efficiency in many applications. Customers include commercial and residential air conditioning and refrigeration equipment manufacturers, appliance manufacturers, automotive manufacturers, industrial equipment manufacturers, utilities and other power generating companies, refining and chemical processing companies and plumbing wholesalers.

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

In November 1994, the Company completed its acquisition of Small Tube Products Company, Inc. ("STP"), a fabricated copper and copper alloy products manufacturer based in Altoona, Pennsylvania, by means of a merger of a wholly-owned subsidiary of the Company with and into STP. The Company acquired all of the outstanding stock of STP in exchange for $54.6 million in cash and 400,000 shares of Wolverine Common Stock. As a result of the merger, STP became a wholly-owned subsidiary of Wolverine and was renamed "STPC Holding, Inc."

In September 1995, the Company completed a secondary public offering of 4,882,700 shares of Common Stock (the "Secondary Stock Offering") in which Genstar and its affiliates sold substantially all of their shares of Common Stock. No additional shares of Common Stock were issued by the Company in conjunction with the Secondary Stock Offering.

In September 1996, the Company completed the acquisition of Tube Forming, Inc., a manufacturer of value-added copper fabricated products based in Carrollton, Texas, for $34.6 million in cash.


In May 1998, the Company acquired a 240,000 square foot welded tube manufacturing facility located in Jackson, Tennessee, and the related equipment and technology, from Korea-based Poongsan Corporation, for approximately $35.4 million in cash.

The Company, a Delaware corporation, was organized in 1987. The Company's principle executive offices are located at 1525 Perimeter Parkway, Suite 210, Huntsville, Alabama 35806, and its telephone number is (256) 353-1310.

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

Technical Tube. Technical tube is used to increase heat transfer in large commercial air conditioners, heat exchangers for power generating and chemical processing plants, water heaters, swimming pool and spa heaters and large industrial equipment oil coolers. Small, wedge-like grooves (fins) on the outer surface, together with internal enhancements of technical tube, increase surface area and refrigerant agitation, thereby increasing heat transfer efficiency. The Company was the first to develop integral finned tube, in which the fins are formed directly from the wall of the tube, and holds many patents in that area.

Copper Alloy Tube. Copper alloy tube (principally copper mixed with nickel) is manufactured for certain severe uses and corrosive environments such as condenser tubes and heat exchangers in power generating plants, chemical plants, refineries and ships. The Company's copper alloy tube products include smooth and surface enhanced tube produced from a variety of alloys, U-bends for heat exchangers and the Company's patented Korodense(R) corrugated heat transfer tube. Also included in the alloy tube category are surface enhanced titanium and steel tube produced by the Company from smooth tube supplied by outside sources.

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

PHASEOUT OF CFCS

In September 1987, the United States, Canada and many other countries signed The Montreal Protocol on Substances that Deplete the Ozone Layer (the "Montreal Protocol"). As originally drafted, the Montreal Protocol provided for the limitation on production and consumption of chlorofluorocarbons ("CFCs") over various periods of time. On November 15, 1990, the President of the United States signed The Clean Air Act Amendments of 1990 (the "1990 Amendments"). Title VI, Section 604 of the Clean Air Act (the "Act") requires the phaseout of CFCs (other than methyl chloroform) by the year 2000. On November 23, 1992, the fourth meeting of the parties to the Montreal Protocol was convened in Copenhagen. At that meeting the parties agreed, among other things, to accelerate the phaseout of CFC production to January 1, 1996. On December 10, 1993, the United States Environmental Protection Agency (the

"EPA") promulgated regulations requiring domestic producers to cease production of CFCs by January 1, 1996.

The 1990 Amendments, the Montreal Protocol and the EPA regulations generally contain exceptions for essential uses of CFCs and permit recycling. CFCs are used as refrigerants in major air conditioning and refrigeration applications (other than household air conditioning and refrigeration units, which rely exclusively on hydrochlorofluorocarbon-22). Alternatives to CFCs include hydrofluorocarbons ("HFCs"), hydrochlorofluorocarbons ("HCFCs"), and, to a lesser extent, ammonia. HFCs and HCFCs are generally less efficient refrigerants than CFCs.

The Company has benefited and expects to continue to benefit from the CFC phaseout as existing large commercial air conditioners ("chillers") are replaced over the next five to seven years with units utilizing alternative refrigerants. Based upon data from the EPA and the Air Conditioning and Refrigeration Institute ("ARI"), the Company estimates that there are approximately 130,000 large industrial chillers worldwide, including 80,000 large industrial chillers in North America, that are affected by the 1990 Amendments and the Montreal Protocol. Industry sources estimate that as of December 31, 1998, there were approximately 51,000 large industrial chillers in North America that have not been replaced or retrofitted. These chillers are used to regulate the temperature and humidity in offices, hotels, shopping centers and other large buildings.

The Company expects demand for its high value-added, energy efficient tubes to increase as manufacturers produce more energy efficient and lower operating cost units and as existing chillers are replaced in response to the ban on production of CFCs. There can be no assurance that this anticipated demand will materialize, or that the Company will not face increased competition, with an adverse effect on profitability, from other manufacturers in this high value-added segment. In addition, new refrigerants or technologies that are not compatible with copper tube may be developed in response to the requirements of the 1990 Amendments, the Montreal Protocol and the EPA regulations. The development of any such new refrigerant or technology could have a material adverse effect on the Company's business, operating results or financial condition. Furthermore, there can be no assurance that the use of reclaimed CFCs to a greater extent than anticipated will not continue, causing a slower pace of replacement and retrofitting of chillers currently using CFCs.

MARKETS

Major markets for each of the Company's product lines are set forth below:


         PRODUCTS                                MAJOR MARKETS

         Commercial Products

              Industrial Tube                  Residential and small commercial
                                               air conditioning manufacturers,
                                               appliance manufacturers,
                                               automotive manufacturers,
                                               industrial equipment
                                               manufacturers, refrigeration
                                               equipment manufacturers and
                                               redraw mills (which further
                                               process the tube).

                  Technical Tube               Commercial air conditioning
                                               manufacturers, power and process
                                               industry heat exchanger
                                               manufacturers, water, swimming
                                               pool and spa heater
                                               manufacturers and oil cooler
                                               manufacturers.


                  Copper Alloy Tube            Utilities and other power
                                               generating companies, refining
                                               and chemical processing
                                               companies, heat exchanger
                                               manufacturers and shipbuilders.


                  Fabricated Products          Consumer appliance, air
                                               conditioning and refrigeration,
                                               automotive, heavy equipment,
                                               marine, building and heating
                                               industries.


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


KEY CUSTOMERS

York International accounted for 10% of the Company's consolidated net sales in 1998 and 11% of the Company's consolidated net sales in 1996. No customer accounted for as much as 10% of the Company's consolidated net sales in 1997.

BACKLOG

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

North America. The sales force in North America consists of sales officers and field marketing representatives who are responsible for selling and servicing accounts for the entire product line. The sales force also consists of regional managers located in Dallas, Texas and London, Ontario. The sales force in North America is coordinated by the Vice President of Sales, who is located in the Company's offices in Decatur, Alabama.

International. The Company's overseas export sales are carried out both directly with major overseas customers and through foreign agents. These sales are coordinated by the Vice President of International Operations from the Company's offices in Huntsville, Alabama. The Company has sales, marketing and business development offices in Lyon, France, Leeds, England and Hong Kong.

For information concerning the amount of sales, gross profit and certain other financial information about foreign and domestic operations see Note 16 of the Notes to Consolidated Financial Statements.

COMPETITION

While no single company competes with Wolverine in all of the Company's product lines, the Company faces significant competition in each of its product lines. The Company has numerous competitors, some of which are larger and have greater financial resources than the Company. Cerro Copper Products Co., Inc. ("Cerro"), Industrias Nacobre S.A. de C.V., Kobe Copper Products Inc., Mueller Industries Inc., Olin Corporation, Outokumpu American Brass Company, Wieland-Werke Metallwerke and others compete with the Company in one or more product lines. There can be no assurance that the Company will be able to compete successfully or that competition will not have an adverse effect on the Company's business operating results or financial condition. Minimal product differentiation among competitors in the Company's wholesale and rod, bar and strip product lines creates a pricing structure for these products resembling "commodity" pricing (i.e., a pricing structure where customers differentiate between products almost exclusively on price). In these product areas, certain of the Company's competitors have significantly larger market shares than the Company, and tend to be the industry pricing leaders. If the Company's competitors in these product lines were to significantly reduce prices, the Company's business, operating results or financial condition could be adversely affected.

The Company currently faces limited competition for certain high value-added commercial products. If other companies, or some of the Company's existing customers, begin or expand operations in these product categories, the Company's business, operating results or financial condition could be adversely affected. Because the Company competes primarily on the basis of the technical advantages of its commercial products, technical improvements by competitors could reduce the Company's competitive advantage in these product lines and thereby adversely affect the Company's business, operating results or financial condition. The Company could also be adversely affected if new technologies emerge in the refrigeration industry, or other consumer industries, including technologies developed in response to the elimination of CFCs, which would reduce or eliminate the need for copper and copper alloy tube. Certain of the Company's products, such as plumbing tube, compete with products made of alternative substances, such as polybutylene plastic. A substantial increase in the price of copper could decrease the relative attractiveness of copper products in cases where an alternative exists and thereby adversely affect the Company's business, operating results or financial condition.

MANUFACTURING

The manufacture of seamless tube and tubular products consists of casting, extruding, drawing, forming and finishing processes. In most cases, the raw material is first cast into a solid cylindrical shape or "billet". The billet is then heated to a high temperature, a hole is pierced through the center of the cylinder, and the cylinder is then extruded under high pressure into a tube. At one of the Company's facilities, the raw material is cast directly into a tubular product. The tube is either drawn to smaller sizes or reduced on a forging machine and then drawn to smaller sizes. The outside and/or inside surface can be enhanced to achieve the desired heat transfer qualities. Depending on customer needs, bending, annealing (heating to restore flexibility), coiling or other operations may be required to finish the product.

Virtually all of the tube produced by the Company is seamless as opposed to welded tube, with the exception of the tube manufactured at the Company's Jackson, Tennessee location. Welded tube is made from a flat strip that is rolled and welded together at the edges.

RAW MATERIALS, SUPPLIERS AND PRICING

The Company's principal raw materials are copper, nickel, zinc and tin. In 1998, the Company purchased approximately 357.8 million pounds of metal, approximately 88% of which was copper. The Company contracts for its copper requirements with a variety of sources, including producers, merchants, brokers, dealers and industrial suppliers. The Company's raw materials are available from a variety of sources, and the Company does not believe that the loss of any one source would materially affect its business, operating results or financial condition.

The key elements of the Company's copper procurement and product pricing strategies are the assurance of a stable supply and the avoidance of exposure to metal price fluctuations. The price of copper purchased by the Company is based on fluctuating market prices, usually with the COMEX price as a benchmark. The Company generally has an "open pricing" option under which the Company may set the price of all or a portion of the metal subject to a purchase contract at any time up to the last COMEX trading day (usually two days before the end of the month) of the last month in the contract period.


In the majority of cases, the price to the customer contains two components:
(i) a metal charge based on the market value of the metal content on the date of shipment of the product to the customer; and (ii) a fixed fabrication charge. In other cases, the Company quotes a firm price to the customer which covers both the metal price and the fabrication charge. In either case, the Company minimizes its exposure to metal price fluctuations through various strategies. Generally, at the time the metal price for the customer is established, the Company prices an equivalent amount of metal under its open pricing arrangements with its suppliers. It is the Company's policy not to attempt to profit from fluctuations in copper prices by taking commodity risks or speculative commodity positions.

RESEARCH AND DEVELOPMENT

The Company's research and development efforts are devoted to new product development and manufacturing process improvements. To further support the Company's advancements in product and process development, the Company recently completed construction of the 21,000 square foot Technology Center in Decatur, Alabama. The Technology Center supports the engineering and testing of specialized products and enhancement of the Company's custom-engineering processes through which the Company customizes products to the particular specifications of its customers. The Company's research and development is conducted primarily at the Technology Center.

Heat transfer products, including the Company's line of "Turbo" products, accounted for over 30% of commercial product gross profit in 1998. Turbo products include Turbo-A, the Company's internally enhanced tube, Turbo-B and Turbo-C, the proprietary line of enhanced surface boiling and condenser tube for chillers. Demand for enhanced tube products is driven by the need for improved energy efficiency. New product development will continue to be concentrated in the heat transfer area. The Company is involved in several industry, university and government sponsored research projects relating to CFC-alternative refrigerants as well as more energy efficient tube for the power and petrochemical industries. The ARI has chosen the Company's tube as the "standard" to measure the efficiency of alternative refrigerants. See "Phaseout of CFCs."

The Company's research and development expense was $1.5 million, $1.4 million and $1.6 million for the years ended December 31, 1998, 1997 and 1996, respectively. The Company uses its extensive manufacturing facilities and personnel to assist in manufacturing process research and development efforts. In addition, the Company engages in new product development efforts with certain of its major customers.

ENVIRONMENTAL MATTERS

The Company's facilities and operations are subject to extensive environmental regulations imposed by federal, state, provincial and local authorities in the United States and Canada with respect to emissions to air, discharges to waterways, and the generation, handling, storage, transportation, treatment and disposal of waste materials. In addition, the Company has incurred, and in the future may incur, liability under environmental statutes and regulations with respect to the contamination of sites owned or operated by the Company (including contamination caused by prior owners and operators of such sites) and the off-site disposal of hazardous substances.

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

The Company has a reserve of $3.0 million for environmental remediation costs. This reserve is reflected in the Company's December 31, 1998 Consolidated Balance Sheet and does not anticipate any recovery for amounts indemnified by other parties. The total cost of environmental assessment and remediation depends on a variety of regulatory, technical and factual issues, some of which cannot be anticipated. While the Company believes that the reserve, under existing laws and regulations, is adequate to cover presently identified environmental remediation liabilities, there can be no assurance that such amount will be adequate to cover the ultimate costs of these liabilities, or the costs of environmental remediation liabilities that may be identified in the future. See "Item 3--Legal Proceedings" and "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Environmental."

EMPLOYEES

As of December 31, 1998, the Company had a total of 3,316 employees. None of the United States or the London, Ontario employees are represented by a union. A majority of the hourly employees at the Montreal and Fergus plants are unionized and are covered by collective bargaining agreements that expire in 1999. As a whole, the Company believes its relations with its employees are good.

PATENTS AND TRADEMARKS

The Company owns a number of patents (in the United States and other jurisdictions) on its products and related manufacturing processes, as well as trademarks, and has granted licenses with respect to some of such patents and trademarks. While the Company believes that its patents and trademarks have competitive value, it does not consider the Company's success as a whole to be dependent on its patents, patent rights or trademarks.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

Certain of the statements and subject areas contained herein in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are not based on historical or current facts deal with or may be impacted by potential future circumstances and developments. Such statements and the discussion of such subject areas involve, and are therefore qualified by, the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from the Company's actual future experience involving any one or more of such subject areas. The Company has attempted to identify, in context, certain of the factors that it currently believes may cause actual future experience and results to differ from current expectations regarding the relevant statement or subject area. The Company's operations and results also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified elsewhere herein, including, but not limited to, cyclicality and seasonality in the industries to which Wolverine sells its products, the impact of competitive products and pricing, extraordinary fluctuations in the pricing and supply of the Company's raw materials, volatility of commodities markets, unanticipated developments in the areas of environmental compliance, unanticipated developments in the process of assessing and addressing issues related to the Year 2000 issue, and other risks and uncertainties identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to each executive officer of the Company:


Name                                Age      Positions with the Company
----                                ---      -------------------------
Dennis J. Horowitz                   52      President, Chief Executive Officer and Director

James E. Deason                      51      Executive Vice President, Chief Financial Officer, Secretary and
                                             Director

Dale G. Barnhart                     46      Senior Vice President, Fabricated Products

Keith I. Weil                        41      Senior Vice President, Tubing Products

Johann R. Manning, Jr.               38      Vice President, Human Resources and General Counsel


Mr. Horowitz has been the President and Chief Executive Officer and a director of the Company since March 1998. Prior to joining the Company, Mr. Horowitz served as Corporate Vice President and President of the Americas of AMP Incorporated ("AMP"), a high-technology electrical connector and interconnection systems company, since September 1994. Prior to joining AMP, Mr. Horowitz was employed for over fourteen years at Philips Electronics North America Corporation ("Philips"), a diverse electronics manufacturer, where he served from October 1993 to August 1994 as President and Chief Executive Officer of Philips Technologies and previously served as President and Chief Executive Officer of Philips Magnavox CATV Systems and President and Chief Executive Officer of Philips Discrete Products Division. Mr. Horowitz also serves as a Director of Aerovox Incorporated, Superconductor Technologies, Inc., and Amonix, Inc.

Mr. Deason has been the Executive Vice President, Chief Financial Officer and Secretary of the Company since September 1994 and a director of the Company since October 1995. Prior to joining the Company, Mr. Deason, a Certified Public Accountant, was most recently a partner with Ernst & Young LLP in Birmingham, Alabama.

Mr. Barnhart has been the Senior Vice President, Fabricated Products of the Company since December 1998. Prior to accepting this position he served as Senior Vice President, Marketing and Sales for the Company since January, 1997. Prior to joining the Company in 1997, Mr. Barnhart was employed by Copeland Corporation for thirteen years, where he held the positions of Vice President, Sales and Marketing and Vice President, Business Development.

Mr. Weil has been the Senior Vice President, Tubing Products, of the Company since December, 1998. Prior to joining the Company he had been a Global Business Executive and General Manager Consumer/Commercial for AMP since 1996. Prior to 1996, Mr. Weil was employed by Philips for fourteen years in positions that included President of Graner Company (a division of Philips), General Manager of Philips Circuit Assemblies and Vice President of Marketing for Philips Broadband.


Mr. Manning has been Vice President of Human Resources and General Counsel of the Company since May 1998. Prior to joining the Company, Mr. Manning served as Senior Counsel for Mercedes-Benz U.S. International, Inc. ("Mercedes-Benz"), a vehicle manufacturer, since March 1998. Prior to joining Mercedes-Benz, Mr. Manning was employed for over eight years with Genuine Parts Company, a diversified wholesale distribution company where he held various positions including Vice President of Human Resources and Corporate Counsel for its Motion Industries, Inc. Subsidiary.

ITEM 2                            PROPERTIES

UNITED STATES FACILITIES

The Company owns and operates manufacturing facilities in Decatur, Alabama; Ardmore and Jackson, Tennessee; Booneville, Mississippi; Roxboro, North Carolina; Shawnee, Oklahoma; and Carrollton, Texas. The Altoona, Pennsylvania facility is partially owned and partially leased from a local industrial development agency for $3,500 per year in perpetuity. The Company also has a 50,000 square foot facility in Greenville, Mississippi and a 65,000 square foot facility in Carrollton, Texas that are not being utilized for production and are currently being held for sale. The Company's corporate offices are comprised of approximately 9,200 square feet in a leased facility in Huntsville, Alabama.


The following table describes each of the Company's United States manufacturing facilities:



                                                             Number of
                  Property      Plant Size     Year        Employees at
 Location       Size (acres)  (square feet)   Opened       Dec. 31, 1998                   Description
 --------       ------------  ------------    ------       -------------                   -----------


Decatur, AL          166         590,442        1948            943             Produces each of the Company's  tube product
                                                                                lines.  A significant  portion of production
                                                                                is industrial, technical and copper alloy
                                                                                tube. Produces smooth feedstock tube for
                                                                                the Ardmore and Booneville facilities.
                                                                                Also houses a portion of the corporate
                                                                                staff.

Shawnee, OK           51         309,450        1974            511             Produces each of the Company's copper tube
                                                                                product lines. Capable of producing
                                                                                feedstock tube for the Ardmore and
                                                                                Booneville facilities.

Jackson, TN           51         240,000        1998             63             Produces welded copper and copper alloy
                                                                                enhanced surface tube.

Roxboro, NC           33         231,700        1994             96             Produces technical copper tube, plumbing
                                                                                tube and refrigeration service tube.

Altoona, PA           32         169,000        1956            310             A redraw facility that produces higher
                                                                                margin commercial products such as
                                                                                capillary tube and specialty fabricated
                                                                                components.

Carrollton, TX         8         165,000        1987            249             A redraw facility that produces
                                                                                higher-margin commercial products such as
                                                                                specialty fabricated parts, return bends
                                                                                and manifolds.

Booneville, MS        30         152,200        1989            171             Processes feedstock tube from Decatur
                                                                                facility into enhanced surface industrial
                                                                                tube and technical copper tube.

Ardmore, TN            6          56,724        1974             85             A redraw facility that produces higher
                                                                                margin commercial products such as
                                                                                capillary tube and specialty fabricated
                                                                                components.


CANADIAN FACILITIES

The Company owns and operates manufacturing facilities in London and Fergus, Ontario and Montreal, Quebec. The following table describes each of the Company's Canadian manufacturing facilities:




                                                             Number of
                  Property      Plant Size     Year        Employees at
 Location       Size (acres)  (square feet)   Opened       Dec. 31, 1998                   Description
 --------       ------------  -------------   ------       -------------                    -----------


Montreal, Quebec      25         424,000        1942           417               Produces plumbing tube and refrigeration
                                                                                 service tube, copper alloy tube and copper
                                                                                 and copper alloy rod and bar.

London, Ontario       45         195,000        1958           309               Produces plumbing tube, refrigeration
                                                                                 service tube and industrial tube. Also
                                                                                 houses Corporate  offices for Wolverine Tube
                                                                                 (Canada) Inc.

Fergus, Ontario       26         150,000        1968           124               Produces copper and copper alloy strip.


OTHER FACILITIES

The Shanghai, China facility is leased from the Shanghai Waigaoqiao Free Trade Zone 3-U Development Co., Ltd. for a twelve year term (through 2010) for approximately $400,000 per year. The following table describes the Company's Shanghai, China facility:



                                                             Number of
                  Property      Plant Size     Year        Employees at
 Location       Size (acres)  (square feet)   Opened       Dec. 31, 1998                   Description
 --------       ------------  ------------    ------       -------------                   -----------


Shanghai, China        3          60,000        1998           38                Produces technical copper tube from
                                                                                 feedstock supplied by local copper tube
                                                                                 facilities.


ITEM 3                         LEGAL PROCEEDINGS

The Company's facilities and operations are subject to extensive environmental laws and regulations, and the Company is currently involved in various proceedings relating to environmental matters as described under "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Environmental." The Company is not involved in any legal proceeding that it believes could have a material adverse effect upon its business, operating results or financial condition.

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

                                    PART II

ITEM 5               MARKET FOR REGISTRANT'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the New York Stock Exchange under the symbol "WLV." On March 15, 1999, the Company had 300 stockholders of record and the closing price of the Company's Common Stock was $19 7/16.


The following table sets forth, for the periods indicated, the range of high and low reported sale prices for the Company's Common Stock on the New York Stock Exchange for each quarter of fiscal years 1998 and 1997:


Fiscal Year Ended December 31, 1998:                             High                       Low
          First Quarter                                         $40 7/8                   $28 11/16

          Second Quarter                                        $42 1/2                   $36

          Third Quarter                                         $40 1/2                   $20

          Fourth Quarter                                        $25                       $18 11/16

Fiscal Year Ended December 31, 1997:                             High                       Low
          First Quarter                                         $39 1/4                   $24 1/4

          Second Quarter                                        $31                       $24 1/2

          Third Quarter                                         $32 7/8                   $26 1/2

          Fourth Quarter                                        $33                       $28 1/4


The Company did not declare or pay cash dividends on its Common Stock during the years ended December 31, 1998 or 1997. The Company does not currently plan to pay cash dividends on the Common Stock. Any future determination to pay cash dividends will depend on the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors. The Company intends to retain earnings to support the growth of the Company's business.

Under the terms of the Company's Cumulative Preferred Stock, the Company must pay all accrued dividends on outstanding Cumulative Preferred Stock prior to making any cash dividend payments on Common Stock. See Note 11 of the Notes to Consolidated Financial Statements. In addition, the Company's credit agreement with a group of banks permits the Company to pay dividends on the Common Stock only if certain financial and other tests are met. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 6                      SELECTED FINANCIAL DATA

The historical consolidated financial data presented below for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 were derived from the audited consolidated financial statements of the Company, and should be read in conjunction therewith and with the information set forth under "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations."



                                                                       Year Ended December 31,
-----------------------------------------------------------------------------------------------------------------------

Statement of Income Data:                              1998          1997            1996         1995          1994
-----------------------------------------------------------------------------------------------------------------------
                                                              (In thousands, except per share amounts)

Net sales                                            $617,512       $667,686       $699,863      $664,605      $525,619

Cost of goods sold                                    534,799        585,060        606,157       580,749       459,043
-----------------------------------------------------------------------------------------------------------------------

Gross profit                                           82,713         82,626         93,706        83,856        66,576

Selling, general and administrative expenses           25,453         22,081         21,903        23,391        17,877

Non-recurring charges (a)                              11,867          4,384             --            --            --
-----------------------------------------------------------------------------------------------------------------------

Income from operations                                 45,393         56,161         71,803        60,465        48,699

Other expenses:

  Interest expense, net                                 6,566          7,367          9,321         9,038         6,728

  Amortization and other, net                             838            712          1,107         1,604         1,376
-----------------------------------------------------------------------------------------------------------------------

Income before income taxes and extraordinary item      37,989         48,082         61,375        49,823        40,595

Income tax expense                                     13,352         17,506         21,792        17,587        15,550
-----------------------------------------------------------------------------------------------------------------------

Income before extraordinary item                       24,637         30,576         39,583        32,236        25,045

Extraordinary item, net of income tax benefit              --         (4,738)            --            --            --
-----------------------------------------------------------------------------------------------------------------------

Net income                                           $ 24,637       $ 25,838       $ 39,583      $ 32,236      $ 25,045

=======================================================================================================================

Net income applicable to common shares (b)           $ 24,357       $ 25,558       $ 39,303      $ 31,956      $ 24,765

=======================================================================================================================



Earnings per common share-basic:

Income before extraordinary item                     $   1.74       $   2.16       $   2.85      $   2.35      $   1.89

Extraordinary item                                         --          (0.34)            --            --            --
-----------------------------------------------------------------------------------------------------------------------

Net income per share                                 $   1.74       $   1.82       $   2.85      $   2.35      $   1.89

=======================================================================================================================

Basic weighted average common shares                   14,025         14,022         13,772        13,605        13,087

=======================================================================================================================

Earnings per common share-diluted:

Income before extraordinary item                     $   1.72       $   2.13       $   2.77      $   2.26      $   1.82

Extraordinary item                                         --          (0.33)            --            --            --
-----------------------------------------------------------------------------------------------------------------------

Net income per share                                 $   1.72       $   1.80       $   2.77      $   2.26      $   1.82

=======================================================================================================================

Diluted weighted average common and common
equivalent shares                                      14,186         14,232         14,196        14,118        13,643

=======================================================================================================================





                                                                      Year Ended December 31,
----------------------------------------------------------------------------------------------------------------------

Other Data:                                          1998          1997          1996         1995          1994
----------------------------------------------------------------------------------------------------------------------
                                                              (In thousands, except per pound amounts)


Pounds Shipped                                     357,480       339,313        349,297       313,145       303,813

Depreciation and amortization                      $17,320       $16,796        $16,346       $15,790       $12,891

Capital expenditures                                34,694        21,598          8,540        15,805        34,382

Average COMEX price of copper per pound (c)           0.75          1.04           1.06          1.35          1.07
======================================================================================================================




                                                                       Year Ended December 31,
----------------------------------------------------------------------------------------------------------------------

Balance Sheet Data:                                1998          1997          1996           1995          1994
----------------------------------------------------------------------------------------------------------------------
                                                                           (In thousands)

Total assets                                      $549,418      $424,922       $397,020      $357,225      $340,552

Total long-term debt                               215,689        98,411        100,473       100,547       100,715

Redeemable cumulative preferred stock                2,000         2,000          2,000         2,000         2,000

Stockholders' equity                               236,963       232,763        209,222       164,526       128,719


(a) During 1998, the Company recognized a non-recurring, pre-tax charge of approximately $11.9 million ($7.5 million after tax). This charge included $7.4 million in expenses related to the closing of the Company's Greenville, Mississippi facility; $2.7 million in expenses related to efficiency initiatives being implemented at the Company's North Carolina facility; $0.9 million in expenses related to the implementation of a salaried workforce reduction program; and $0.9 million in professional fees and other costs primarily associated with an acquisition that was not completed.

         During 1997, the Company recognized a non-recurring, pre-tax charge of approximately $4.4 million ($3.0 million after tax). This charge included $1.8 million of expenses related to the implementation of the Company's 1997 Voluntary Early Retirement Program; $1.3 million of severance costs; $0.6 million of professional fees and other costs associated with an acquisition that was not completed; and $0.7 million of costs for discontinuing Poland operations of Small Tube Manufacturing Corporation (a wholly-owned subsidiary of the Company).

(b) Reflects the payment of preferred stock dividends and accretion of preferred stock redemption requirements.

(c)      Source: Metals Week.

ITEM 7                MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following general factors should be considered in analyzing the Company's results of operations:

COMPONENTS OF COST OF GOODS SOLD

A substantial portion of the Company's cost of goods sold reflects the cost of raw material, principally copper. These costs, which fluctuate with the markets for such raw material, are generally passed along to the Company's customers. Accordingly, the levels of the Company's net sales and costs of goods sold are affected by the rise and fall of copper prices, even in the absence of increases or decreases in business activity. Such increases or decreases cause variations in the Company's gross margin (gross profit as a percentage of net sales), but have little direct impact on the Company's levels of gross profit.

VARIABILITY OF WHOLESALE PRODUCT GROSS PROFIT

Gross profit attributable to sales of the Company's wholesale products has fluctuated and may continue to fluctuate substantially from period to period. In 1998, 1997 and 1996, gross profit from sales of these products was $6.4 million, $2.8 million, and $7.9 million, respectively. Gross profit derived from the sale of wholesale products is mainly affected by changes in selling prices. Selling prices for these products are affected by general economic conditions (especially the rate of housing starts), industry competition and manufacturing capacity, industry production levels and other market factors, all of which are beyond the control of the Company.

IMPACT OF PRODUCT MIX

The Company's products range from higher value-added and higher margin commercial products to commodity-type products such as wholesale tube products and rod, bar and strip products. The Company's overall profitability from period to period is affected by the mix in sales within these categories. The Company has substantial sales in Canada, and its product mix in that market, as compared to the United States market, reflects a much higher percentage of commodity type products, such as wholesale tube and rod, bar and strip products. The results of Canadian operations reflect both this different product mix and the impact of Canadian market and economic trends, which can be independent of United States trends.

CYCLICAL AND SEASONAL NATURE OF DEMAND

Because the Company primarily supplies component parts, the Company's operations are affected by changes in its customers' markets. Demand in certain industries to which the Company sells its products is cyclical. In particular, sales of plumbing tube and refrigeration service tube are affected by changes in residential construction rates. Demand in certain industries to which the Company sells, including the residential air conditioning industry, is also seasonal. Sales to the residential air conditioning market are generally greater in the first and second quarters of the year and lower in the third and fourth quarters because manufacturers typically increase inventories in the early part of the year in anticipation of summer air conditioning sales and housing starts. In addition, sales of industrial tube are affected adversely in years with unusually cool summers.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998, COMPARED WITH YEAR ENDED DECEMBER 31, 1997

Consolidated net sales for the year ended December 31, 1998 were $617.5 million, a decrease of 7.5% from net sales of $667.7 million in 1997. Pounds shipped increased by 5.4% in 1998 to 357.5 million from 339.3 million in 1997. Net sales reflect a decrease in the price of copper, the Company's main raw material. The average COMEX copper price for 1998 was $0.75 per pound, compared with $1.04 per pound in 1997.

Shipments of commercial tube products increased 4.1% in 1998 over 1997, primarily as a result of increased shipments of industrial tube used in the residential air conditioning industry. The increase in shipments of industrial tube was offset somewhat by reduced shipments of technical tube products. Technical tube shipments decreased over prior period levels as the Company experienced lower than anticipated demand for these products from major customers, especially those customers with significant international sales. Shipments of the Company's wholesale products increased 4.5% as a result of increased participation by the Company in the United States market. Rod, bar and strip product shipments increased 11.8% as compared to a year ago, primarily as a result of increased shipments of strip products to the Canadian mint. The Company expects that the continued international economic weakness, particularly in Asia, will continue to affect the demand for technical tube in 1999. Pounds shipped in the United States were 227.8 million in 1998, representing an increase of 1.5% over 1997. Pounds shipped in Canada in 1998 were 129.7 million, a 12.3% increase over 1997.

Consolidated gross profit increased 0.1% in 1998 to $82.7 million from $82.6 million in 1997. Excluding the effect of the $2.1 million non-recurring charge, consolidated gross profit was $84.8 million in 1998. This charge includes $1.4 million of costs associated with the closing of the Company's Greenville, Mississippi facility and $0.7 million of costs associated with efficiency initiatives being implemented at the Company's Roxboro, North Carolina facility. Gross profit from United States operations decreased by 5.9% to $65.5 million from $69.6 million in 1997 due to the factors outlined above. Gross profit from Canadian operations increased by 32.3% to $17.2 million from $13.0 million in 1997, principally due to the factors outlined above.

Consolidated selling, general and administrative expenses for the year ended December 31, 1998 increased 15.4% to $25.5 million, compared with $22.1 million in 1997. This increase was primarily the result of increased employee benefits, marketing expenses and professional fees.


During the year ended December 31, 1998, the Company recognized a non-recurring, pre-tax charge ("the 1998 non-recurring charge") of approximately $11.9 million ($7.5 million after tax). This charge included $7.4 million in expenses related to the closing of the Company's Greenville, Mississippi facility, of which $5.6 million of expenses related to the write-off of impaired assets resulting primarily from the closing of this facility; $2.7 million in expenses related to efficiency initiatives being implemented at the Company's North Carolina facility; $0.9 million in expenses related to the implementation of a salaried workforce reduction program; and $0.9 million in professional fees and other costs primarily associated with an acquisition that was not completed. As the Greenville, Mississippi facility is no longer operational, the net assets of this facility, which is being held for sale, have been recorded at their estimated net realizable value.

During the year ended December 31, 1997, the Company recognized a non-recurring pre-tax charge ("the 1997 non-recurring charge") to operations of approximately $4.4 million ($3.0 million after tax). This one-time charge to operations included $1.8 million of expenses related to the implementation of the Company's 1997 Voluntary Early Retirement Program; $1.3 million in severance costs primarily associated with the departure of the Company's former Chief Executive Officer; $0.6 million in professional fees and other costs associated with an acquisition that was not completed; and $0.7 million in costs for discontinuing the Poland operations of Small Tube Manufacturing Corporation (a wholly-owned subsidiary of the Company).

As a result of increased selling, general and administrative expenses and the recognition of the 1998 non-recurring charge, consolidated income from operations decreased by 19.2% to $45.4 million in 1998, from $56.2 million in 1997. Excluding the effect of the non-recurring charges in 1998, and the 1997 non-recurring charge in the prior year period, income from operations was $59.4 million in 1998 and $60.5 million in 1997. United States income from operations decreased by 31.7% to $30.8 million in 1998 from $45.1 million in 1997, and Canadian income from operations increased by 31.5% to $14.6 million in 1998 from $11.1 million in 1997.

Consolidated net interest expense decreased by 10.9% to $6.6 million in 1998 from $7.4 million in 1997. This decrease was primarily the result of reduced interest expense achieved through the Company's April 1997 refinancing and the related repayment of its 10 1/8% Senior Subordinated Notes due 2002 (the "10 1/8% Notes"), increased interest income from investing the remaining proceeds from the issuance of $150 million in principal amount of 7 3/8% Senior Notes due 2008 in August 1998 (the "Senior Notes") and increased capitalized interest associated with several capital projects in 1998. This decrease was partially offset by increased interest expense associated with the Company's Senior Notes. The Company incurred an extraordinary charge associated with the early extinguishment of the 10 1/8% Notes. The charge on the extinguishment, net of tax, was approximately $4.7 million ($7.5 million pre-tax).

The effective tax rate for the year ended December 31, 1998 was 35.2%, compared to 36.4% for the year ended December 31, 1997. The reduced effective tax rate in 1998 was the result of the Company recognizing a tax benefit associated with the non-recurring charges in 1998. Excluding the effect of the tax benefit associated with the non-recurring charges in 1998, the effective tax rate would have been 35.7% in 1998.


Excluding the non-recurring charges in the current year period and the 1997 non-recurring charge and the extraordinary item in the prior year period, consolidated net income and diluted earnings per share for 1998 would have been $33.5 million and $2.34, respectively, compared to $33.6 million and $2.34, respectively, in the prior year period. Consolidated net income in 1998 was

$24.6 million, or $1.72 per diluted share, compared to $25.8 million or $1.80 per diluted share in 1997.


YEAR ENDED DECEMBER 31, 1997, COMPARED WITH YEAR ENDED DECEMBER 31, 1996

Consolidated net sales for the year ended December 31, 1997, were $667.7 million, a decrease of 4.6% from net sales of $699.9 million in 1996. Pounds shipped decreased by 2.9% in 1997 to 339.3 million from 349.3 million in 1996. The decrease in net sales reflects a decrease in the price of copper, the Company's main raw material, and in pounds shipped. The average COMEX copper price for 1997 was $1.04 per pound, compared with $1.06 per pound in 1996. Net sales were also impacted by a decrease in fabrication charges to customers for wholesale and rod, bar and strip products which were offset by increased fabrication charges in the commercial product line.

Shipments of commercial tube decreased 5.8% in 1997 from 1996, primarily as a result of decreased shipments of industrial tube used in the residential air conditioning industry, as well as a 3.4% decrease in technical tube shipments. The decrease in shipments of industrial tube was principally attributable to a decline in orders from customers in the residential air conditioning industry, which generally did not meet its anticipated levels of production for 1997, and the decrease in technical tube shipments was primarily because the manufacturers of large commercial air conditioners reduced their production from the previous years' levels. The decline in commercial shipments was offset somewhat by a 10.8% increase in shipments of fabricated products, primarily resulting from the acquisition of Tube Forming, Inc. in September 1996. Shipments of the Company's wholesale products increased 5.8% as a result of increased participation by the Company in the United States market. Rod, bar and strip product shipments decreased 2.3%, primarily as a result of a decline in shipments of strip products. Pounds shipped in the United States were 223.9 million in 1997, representing an increase of 4.8% from 1996. Canadian pounds shipped in 1997 were 115.4 million, 14.9% less than 1996.

Consolidated gross profit decreased 11.8% for 1997 to $82.6 million from $93.7 million in 1996. This decline was primarily the result of the decreased shipments of commercial products, which are generally the Company's highest margin products, and a shift in product mix within the commercial product category. In addition, the fabrication price charged to customers for the Company's wholesale products decreased 24.8%, which resulted in decreased gross profit. Consolidated gross margin decreased to 12.4% in 1997, from 13.4% in 1996.

Gross profit from United States operations decreased by 7.9% to $69.9 million, from $75.6 million in 1996, due to the factors outlined above. Gross profit from the Canadian operations decreased by 28.2% to $13.0 million from $18.1 million in 1996, principally due to decreased wholesale product fabrication charges and reduced pounds shipped.

Consolidated selling, general and administrative expenses for the year ended December 31, 1997 were $22.1 million, compared with $21.9 million in 1996.

During the year ended December 31, 1997, the Company recognized the pre-tax 1997 non-recurring charge to operations of approximately $4.4 million ($3.0 million after tax). This one-time charge to operations included $1.8 million of expenses related to the implementation of the Company's 1997 Voluntary Early Retirement Program; $1.3 million of severance costs primarily associated with the departure of the Company's former Chief Executive Officer; $0.6 million of professional fees and other costs associated with an acquisition that was not completed; and $0.7 million of costs for discontinuing the Poland operations of Small Tube Manufacturing Corporation (a wholly-owned subsidiary of the Company).

As a result of decreased gross profit, slightly increased selling, general and administrative expenses and the recognition of the 1997 non-recurring charge, consolidated income from operations decreased by 21.7% to $56.2 million in 1997, from $71.8 million in 1996. United States income from operations decreased by 21.3% to $45.1 million, from $57.3 million, and Canadian income from operations decreased by 23.4% to $11.1 million in 1997, from $14.5 million in 1996.

Consolidated net interest expense decreased by 20.4% to $7.4 million in 1997 from $9.3 million in 1996. This decrease is primarily due to reduced interest expense resulting from the Company's refinancing of debt outstanding under its 10 1/8% Notes in April 1997, but was partially offset by reduced interest income resulting from a reduced amount of cash holdings during 1997 as a result of the Company's use of cash to purchase Tube Forming, Inc. in the third quarter of 1996. During the year ended December 31, 1997, the Company incurred an extraordinary charge associated with the early extinguishment of the 10 1/8% Notes for unamortized debt issuance cost, professional fees and prepayment premium. The charge on the extinguishment net of tax was approximately $4.7 million ($7.5 million pre-tax).

The effective tax rate for the year ended December 31, 1997 was 36.4%, compared to 35.5% for the year ended December 31, 1996. Upon an evaluation of the Company's income tax position during the period ended December 31, 1996, the tax provision was reduced to reflect the settlement of certain tax issues.

For the year ended December 31, 1997, net income was $25.8 million, or $1.80 per diluted share, compared with $39.6 million, or $2.77 per diluted share, for the year ended December 31, 1996. Excluding the non-recurring charge and the extraordinary charge relating to the extinguishment of the 10 1/8% Notes, net income was $33.6 million or $2.34 per diluted share, for the year ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities is the Company's primary source of liquidity and totaled $35.8 million, $46.7 million and $39.4 million for the years ended December 31, 1998, 1997 and 1996, respectively. The decrease in 1998 from 1997 was primarily due to decreased net income, net of non-recurring charges and increased inventories. The decrease in accounts receivable from December 31, 1998 to 1997 is primarily due to decreased sales activity and reduced COMEX copper prices over the prevailing prices at year end 1997.

The ratio of current assets to current liabilities was 4.7 in 1998 and 3.5 in 1997. The current ratio increased in 1998 over 1997 primarily as a result of increased cash and equivalents resulting from the issuance of the Senior Notes in 1998, and increased inventories resulting from, among other things, the addition of the Shanghai, China and Jackson, Tennessee facilities.

In June 1998, the Company amended certain provisions of the Company's $200 million Revolving Credit Facility (the "Facility"), which included (i) increasing the amount of unsecured indebtedness that the Company may incur while borrowings under the Facility are outstanding, (ii) waiving the requirement that the proceeds of the Senior Notes must be used to repay all the outstanding borrowings under the Facility, and (iii) raising the ratio of total debt to EBITDA permitted while borrowings are outstanding under the Facility. The Facility, as amended, matures in full on April 30, 2002, and currently provides for a floating base interest rate that is, at the Company's election, either (a) the higher of the federal funds effective rate plus 0.50% and the prime rate or (b) LIBOR plus a specified margin (determined with reference to the Company's ratio of total debt to EBITDA and the Company's debt rating as determined by the Standard & Poor's and Moody's Rating Services) of 0.25% to 1.00%. Commitment fees on the unused available portion of the Facility range from 0.10% to 0.50%. As of December 31, 1998, the Company had approximately $67 million in outstanding borrowings and obligations under the Facility and approximately $133 million in additional borrowing availability thereunder.

In May 1998, the Company acquired a facility located in Jackson, Tennessee, and the related welded tube manufacturing equipment and technology, from a subsidiary of Korea-based Poongsan Corporation. The equipment at this facility is being installed and tested, and commercial production began in January 1999. The aggregate purchase price was approximately $35.4 million, and was financed in part from borrowings under the facility.

During the third quarter of 1998, the Company implemented a work force reduction program of approximately fifty salaried positions from various locations and departments, which was primarily aimed at reducing administrative costs. Each terminated employee's severance pay was, in general, calculated in accordance with a Severance Pay Plan (the "Severance Plan"), which provides benefits to all eligible employees who have at least one year of service and who are terminated for reasons other than cause. Severance benefits include payment of all accrued vacations and two weeks' pay at the employee's current base salary plus one week's pay for each full year of continuous service, not to exceed 26 weeks. Acceptance of severance benefits constitutes a release of all claims against the Company, except claims in accordance with the provisions of applicable benefit plans. The Company expects to realize approximately $2.0 million in reduced salary and related expenses per year as a result of this workforce reduction. Implementation of the workforce reduction program resulted in an approximate $0.9 million charge that was included in the Company's 1998 non-recurring charge and recognized in the third quarter of 1998. The primary components of the charge relating to the work force reduction program included approximately $0.8 million relating to severance and vacation pay and $0.1 million related to professional fees and miscellaneous expenses resulting from the workforce reductions.

During the third quarter of 1998, the Company implemented plans to close the Greenville, Mississippi fabricated products facility. Customers of this facility will be served by the Company's Ardmore, Tennessee, Altoona, Pennsylvania, or Carrollton, Texas facilities. The closing of this facility was completed in early November 1998, and the approximately 140 employees received severance pay in accordance with the Severance Plan and also received their regular pay for 60 days subsequent to the notice of closure. The Company expects to realize approximately $2.5 million in reduced salary and related expenses per year as a result of the closure of this facility. Implementation of the plan to close this facility has resulted in an approximate $8.8 million charge, of which $7.4 million is included in non-recurring and other charges and $1.4 million is included in cost of goods sold. Primary components of the charge relating to closing the Greenville facility included $5.6 million related to the write down of impaired fixed assets, $1.6 million primarily related to severance costs and $1.5 million primarily related to other asset write downs and operating inefficiencies resulting from the closure of this facility.

In the first quarter of 1997, the Company adopted the 1997 Voluntary Early Retirement Program (the "Plan"). This Plan rewards certain eligible employees who elected on a voluntary basis to take early retirement from the Company between March 26, 1997, and May 12, 1997. After the execution of a binding Voluntary Early Retirement Agreement and General Release by each eligible employee, the Company paid each such employee an early retirement payment and provided certain other consideration. The payment was an amount equal to four weeks' base pay plus one additional weeks' pay for each year of service, up to a maximum of twenty-six weeks total pay, less applicable taxes and withholdings required by law. Twenty-six employees from various locations and departments throughout the Company elected to participate in the Plan. At the end of the second quarter of 1997, the implementation of the Plan was completed. The Company expects to realize approximately $2.0 million in reduced salary and related expenses per year as a result of the Plan. Implementation of the Plan resulted in an approximate $1.8 million charge that was included in the Company's 1997 non-recurring charge and was recognized in the second quarter of 1997. The primary components of the charge relating to the Plan include approximately $1.0 million relating to severance and vacation pay, $0.6 million in increased pension expense and $0.2 million for professional fees and miscellaneous expenses resulting from these early retirements.

In the ordinary course of business, the Company enters into various types of transactions that involve contracts and financial instruments with off-balance sheet risk. The Company enters into these financial instruments to manage financial market risk, including foreign exchange risk, commodity price risk for certain customers and interest rate risk. The Company is exposed to loss on the forward contracts in the event of non-performance by the customer whose orders are covered by such contracts. However, the Company does not anticipate non-performance by such customers. The Company accounts for its interest rate swap as a hedge; accordingly, gains and losses are recognized as interest expense. The Company enters into these financial instruments utilizing over-the-counter, as opposed to exchange-traded, instruments. The Company attempts to mitigate the risk that counter parties to these over-the-counter agreements will fail to perform by only entering into agreements with major international financial institutions.

Capital expenditures were $34.7 million in 1998, $21.6 million in 1997 and $8.5 million in 1996. The Company currently expects to spend approximately $27 million in 1999 under its capital improvement program. The Company's 1999 capital improvement program includes asset replacement, environmental compliance and asset improvement items. The Company believes that it will be able to satisfy its existing working capital needs, interest obligations and capital expenditure requirements with cash flow from operations and funds available under the Facility.

SENIOR NOTES DUE 2008

In August 1998, the Company issued $150 million in principal amount of the Senior Notes. The Senior Notes were issued pursuant to an Indenture, dated as of August 4, 1998, between the Company and First Union National Bank, as Trustee. The net proceeds from the sale of the Senior Notes were applied to reduce borrowings by approximately $58 million under the Facility. Of the remaining net proceeds, the Company intends to use the remainder for capital expenditures and potential future acquisitions, working capital and other general corporate purposes. Pending such uses, the Company will invest such proceeds in short-term interest-bearing securities. The Senior Notes (i) have interest payments dates on February 1 and August 1 of each year, commencing February 1, 1999; (ii) are redeemable at the option of the Company at a redemption price equal to the greater of (a) 100% of the principal amount of the Senior Notes to be redeemed, or (b) the sum of the present value of the remaining scheduled payments of principal and interest thereon from the redemption date to the maturity date, discounted to the redemption date on a semiannual basis at the Treasury Rate plus 25 basis points, plus, in each case, accrued interest thereon to the date of redemption; (iii) are senior unsecured obligations of the Company and are pari passu in right of payment with any existing and future senior unsecured indebtedness of the Company, including borrowings under the Facility; (iv) are guaranteed by certain of the Company's subsidiaries; and (v) are subject to the terms of the Indenture, which contains certain covenants that limit the Company's ability to incur indebtedness secured by certain liens and to engage in sale/leaseback transactions.


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

Based on a recent assessment of its systems, the Company has determined that it will be required to modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that with modifications to its existing software and certain conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. In addition, the Company's systems and operations are dependent, in part, on interaction with systems operated or provided by vendors or other third-parties, and the Company is currently surveying those parties about their progress in identifying and addressing problems that their computer systems may face in connection with the Year 2000 Issue. The Company believes that it has no exposure for contingencies related to Year 2000 Issue for the products it has sold.

The Company's plan to address the Year 2000 Issue (the "Plan") identifies exposure in three areas: information technology, operating equipment with embedded chips or software, and third-party vendors. In addition, the Plan involves the following four phases for each of the exposure areas: assessment, remediation, testing and implementation. With respect to information technology, the Company has fully completed its assessment of this area. This assessment indicated that most of the Company's significant information technology systems could be affected, particularly the general ledger, billing, payables and inventory systems. To date, the Company is 92% complete on the remediation phase for the information technology area and expects to complete software reprogramming and replacement no later than June 30, 1999. Once software is reprogrammed or replaced, the Company will begin testing and implementation. These phases run concurrently for multiple systems. To date the Company has completed 55% of its testing and has implemented 50% of its remediation systems. Completion of the testing phase for all significant systems is expected by September 30, 1999, with all remediation and implementation of systems expected to be fully tested and operational by October 1, 1999.

The Company is beginning the assessment and remediation phases for its operating equipment with embedded chips or software. As the assessment phase continues, the Company will begin to develop and implement any necessary remediation efforts with the manufacturers or servicers of the operating equipment. The target for completion of the remediation phase is March 31, 1999. Testing and implementation of affected equipment is expected to be complete by June 30, 1999.

The assessment of third-party vendors and customers and their exposure to the Year 2000 Issue is 100% complete for systems that directly interface with the Company and 80% complete for all other material exposure. The Company expects to complete surveying of all third-parties by May 1999, has completed remediation efforts on these systems and is 80% complete with the testing and implementation phases. The testing phase of the systems interface work is expected to be complete by April 30, 1999. The Company has queried its significant suppliers that do not share any information systems with the Company ("external agents"). To date, the Company is not aware of any external agent with a Year 2000 Issue that would materially impact the Company's results of operations, liquidity or capital resources. The Company, however, has no means of ensuring that external agents will be Year 2000 compliant. The inability of external agents to complete their Year 2000 resolution processing in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable by the Company.

The Company is utilizing both internal and external resources to reprogram, or replace, and test its software for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $5.5 million and is being funded through operating cash flows. Of the total project cost, approximately $5.3 million is attributable to the purchase of new software, which will be capitalized. The remaining $0.2 million, which will be expensed as incurred, is not expected to have a material effect on the results of operations. To date, the Company has incurred approximately $4.3 million in costs related to the assessment, remediation and implementation efforts in its Year 2000 modification project, the development of the plan for the purchase of new systems and systems modifications. The Company has engaged an independent outside consultant (the "Consultant") to review the adequacy, completeness and feasibility of the Plan. The Consultant has made recommendations that the Company is currently considering regarding improvements to the Plan. After the Company completes the review and responds to these recommendations, the Consultant will review the Company's responses to these recommendations and will continue to monitor the Company's execution of the Plan. The Company currently has no contingency plans in place in the event that it does not complete all phases of the Year 2000 remediation program. The Company plans to evaluate the status of completion in April 1999 and develop contingency planning.

The costs of the project and the timeframe in which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. Specific factors that might result in additional costs or time delays include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties. Based on the Company's current estimates, the Company does not anticipate that the cost of compliance with the Year 2000 Issue will be material to its business, financial condition or results of operations; however, there can be no assurance that the Company's systems, or those of its vendors, customers or other third-parties, will be made Year 2000 compliant in a timely manner or that the impact of the failure to achieve such compliance will not have a material adverse effect on the Company's business, financial condition or results of operations.

ENVIRONMENTAL

The Company's facilities and operations are subject to extensive environmental laws and regulations. During the year ended December 31, 1998, the Company spent approximately $0.3 million on environmental matters, which include remediation costs, monitoring costs and legal and other costs. The Company has a reserve of $3.0 million for environmental remediation costs which is reflected in the Company's Consolidated Balance Sheet. The Company has approved and spent $0.4 million for capital expenditures relating to environmental matters during 1998. Based upon information currently available, the Company believes that the costs of the environmental matters described below are not reasonably likely to have a material adverse effect on the Company's business, financial condition or results of operations.

OKLAHOMA CITY, OKLAHOMA

The Company is one of a number of Potentially Responsible Parties ("PRPs") named by the United States Environmental Protection Agency (the "EPA") with respect to the soil and groundwater contamination at the Double Eagle Refinery Superfund site in Oklahoma City, Oklahoma. The costs associated with the cleanup of this site will be entirely borne by the PRP group (the "Group"), as the site owner has filed for bankruptcy protection. In March 1993, twenty-three PRPs named with respect to the soil contamination of the site, including the Company, submitted a settlement offer to the EPA. Settlement negotiations between the Group and the EPA are continuing, and a settlement and consent order is currently being contemplated among the PRPs, the EPA and the State of Oklahoma which would provide for each PRPs liability to be limited to a prorata share of an aggregate amount based on the EPA's worst-case cost scenario to remediate the site. Under the current proposal the Company's settlement amount is estimated to be $390,000.

DECATUR, ALABAMA

The Company is subject to an order under Section 3008(h) of the Resource Conservation and Recovery Act ("RCRA") to perform a facilities investigation of its site in Decatur, Alabama, including a portion of the site where wastes were buried (the "Burial Site"). Should the EPA decide to order remediation, the remaining monitoring, legal and other costs are estimated to be $1.0 million. The Company is currently awaiting comments and approval from the EPA on a Corrective Measures Study ("CMS") that Henley had submitted to the EPA regarding the Burial Site. The cost to the Company to comply with the CMS, as currently presented, will not have an adverse effect on the Company's business, financial condition or results of operations.

ARDMORE, TENNESSEE

On December 28, 1995, the Company entered into a Consent Order and Agreement with the Tennessee Division of Superfund (the "Tennessee Division"), relating to the Ardmore, Tennessee facility (the "Ardmore facility"), under which the Company agreed to conduct a preliminary investigation regarding whether volatile organics detected in and near the municipal drinking water supply are related to the Ardmore facility and, if necessary, to undertake an appropriate response. That investigation has disclosed contamination, including elevated concentrations of certain volatile organic compounds, in soils of certain areas of the Ardmore facility and also has disclosed elevated levels of certain volatile organic compounds in the shallow residuum groundwater zone at the Ardmore facility. Under the terms of the Consent Order and Agreement, the Company submitted a Remedial Investigation and Feasibility Study ("RI/FS") work plan, which was accepted by the Tennessee Division, and the Company has initiated the RI/FS. Based on the available information, the Company preliminarily estimates that it will cost between $374,000 and $1,174,000 to complete the investigation and remediation of this site.

A recent report of a 1995 EPA site inspection of the Ardmore facility recommended further action for the site. The Company believes, however, that because the Tennessee Division is actively supervising an ongoing investigation of the Ardmore facility, it is unlikely that the EPA will intervene and take additional action. If the EPA should intervene, however, the Company could incur additional costs for any further investigation or remedial action required.

GREENVILLE, MISSISSIPPI

Following the Company's acquisition of its Greenville, Mississippi facility (the "Greenville facility"), a preliminary investigation disclosed volatile organic contaminants in soil and groundwater at the site. Based on further investigation, it appears that the contamination has not spread off-site. The Company entered into a Consent Order with the Mississippi Department of Environmental Quality ("MDEQ") for a pilot study program which will help determine the effectiveness of certain technology tentatively identified for remediation, which will also help define the scope of remediation for the site. The pilot study program concluded on June 1, 1997. The Company entered into a final consent agreement with MDEQ on July 15, 1997. Remediation efforts began in the third quarter of 1997 and are expected to continue for approximately three years. However, there can be no assurance that remediation efforts will be allowed to be discontinued after three years, and operations, maintenance and other expenses of the remediation system may continue for a longer period of time. Through October 3, 1998, applicable costs of testing and remediation required at the Greenville facility have been shared with the former owners of the Greenville facility pursuant to the terms of an Escrow Agreement established at the time the facility was acquired. Subsequent to October 3, 1998, the Company released the former owners of the facility from liability related to the remediation of the Greenville facility following the receipt of a $145,000 settlement payment. The Company estimates the remaining investigative and remedial costs could total $431,000 under the remediation plant the Company adopted, but these costs could increase if additional remediation is required.

JACKSON, TENNESSEE

In connection with the Company's acquisition of its Jackson, Tennessee facility (the "Jackson facility"), a preliminary investigation disclosed soil and/or groundwater contamination at this site. The Company has performed a Phase I Environmental Audit and identified the existence of volatile organic contaminants; however, the extent of any such contamination has not been fully determined. Investigation at the site is being conducted pursuant to a consent order with the State of Tennessee by a prior owner of the property. Based upon currently available information, the Company preliminarily estimates that remediation costs could total $750,000. Certain of the remediation costs, however, may be reimbursed pursuant to the terms of an indemnification agreement between the Company and the previous owners of the Jackson Facility.

OTHER

The Company has been identified by the EPA as one of a number of PRPs at Superfund sites in Athens, Alabama and in Criner, Oklahoma. The Company believes that its potential liability with respect to these Superfund sites is not material. There can be no assurance, however, that the Company will not be named a PRP at additional Superfund sites in the future, or that the costs associated with any such sites would not be substantial.

The Company believes that it faces no significant liability for the Athens, Alabama site because it has removed all of the material it contributed to the site. The Company believes that it faces no significant liability for the Criner, Oklahoma site because Henley, the prior owner of the site, has retained liability for all cleanup costs resulting from past disposal of used oil at the Criner, Oklahoma site pursuant to an indemnification agreement between the Company and Henley. Henley, which is not affiliated with the Company, has discharged these obligations to date.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 Accounting for Derivative Instruments and Hedging Activities. This statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. Statement No. 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes special accounting for the following three different types of hedges: changes in the fair value of assets and liabilities of firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. Though the accounting treatment and criteria for each of the three types of hedges is unique, they all result in recognizing offsetting changes in value or cash flows of both the hedge and hedged item in earnings in the same period. Changes in the fair value of derivatives that do not meet the criteria of one of these three categories of hedges are included in earnings in the period of the change. Statement No. 133 is effective for fiscal years beginning after June 15, 1999, but early adoption is allowed. Adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities. This Statement of Position provides guidance on the financial reporting of start-up costs and organizational costs, and requires these costs to be expensed as incurred. This Statement of Position applies to all non-governmental entities and, in general, is effective for financial statements for fiscal years beginning after December 15, 1998. Initial application of this Statement of Position should be reported as the cumulative effect of a change in accounting principle, and entities are not required to report the pro forma effects of retroactive application. The Company will adopt this Statement of Position in the first quarter of 1999 and will accordingly recognize a pre-tax expense of approximately $6.0 to $8.0 million as a cumulative effect of the change in principle.

ITEM 7A              QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK

The information required by this item is contained in "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the Notes to Consolidated Financial Statements contained in "Item 8--Financial Statements and Supplementary Data."

ITEM 8             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                                                Page


Consolidated Statements of Income--For the years ended December 31,
         1998, 1997 and 1996.                                                                    F-1

Consolidated Balance Sheets--December 31, 1998 and 1997.                                         F-2

Consolidated Statements of Stockholders' Equity--For the years ended
         December 31, 1998, 1997 and 1996.                                                        F-3

Consolidated Statements of Cash Flows--For the years ended December 31,
         1998, 1997 and 1996.                                                                    F-4

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

                                    PART III

ITEM 10                 DIRECTORS AND EXECUTIVE OFFICERS
                               OF THE REGISTRANT

The information required by this item with respect to directors is incorporated by reference from the information under the caption "Election of Directors" contained in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders. The required information concerning executive officers of the Company is contained in Part I of this report.

ITEM 11                      EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information under the caption "Executive Compensation" in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders.

ITEM 12                  SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the information under the caption "Stock Ownership of Management and Certain Beneficial Owners" in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders.


ITEM 13                    CERTAIN RELATIONSHIPS AND
                              RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the information contained under the caption "Certain Transactions" in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14             EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                            AND REPORTS ON FORM 8-K

(a)      Index to  exhibits, financial statements and schedules.


   (1) The following consolidated financial statements for the Company and Report of Independent Auditors are included beginning on page F-1 hereof:

         Consolidated Statements of Income--For the years ended December 31,
            1998, 1997 and 1996.

         Consolidated Balance Sheets--December 31, 1998 and 1997.

         Consolidated Statements of Stockholders' Equity--For the years ended
              December 31, 1998, 1997 and 1996.

         Consolidated Statements of Cash Flows--For the years ended December
            31, 1998, 1997 and 1996.

         Notes to Consolidated Financial Statements.

         Report of Ernst & Young LLP, Independent Auditors.

   (2) The following consolidated financial statement schedule of the Company is included on page S-1 hereof:

         SCHEDULE II                Valuation and Qualifying Accounts

   (3)   Exhibits required by Item 601 of Regulation S-K:

         The following exhibits are included in this Form 10-K:



                  Exhibit No.               Description
                  -----------               -----------
                     10.1                   Second Amendment to the Credit Agreement

                     10.2*                  Form of Change in Control, Severance and
                                            Non-Competition Agreement for Executive
                                            Officers

                     10.3*                  Non-Qualified Option Agreement No. 2
                                            between the Company and Dennis Horowitz

                     21                     List of Subsidiaries

                     23                     Consent of Ernst & Young LLP, Independent Auditors

                     27                     Financial Data Schedule (for SEC use only)



         The following exhibits are incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended July 4, 1998:


                  Exhibit No.               Description
                    3.1                     Restated  Certificate  of  Incorporation  (as amended  through
                                            May 1, 1998)



                4.1                         Indenture, dated as of August 4, 1998, between the
                                            Company and First Union National Bank as Trustee

                10.1                        First Amendment and Limited Waiver to Credit
                                            Agreement, dated as of June 26, 1998, by and among the
                                            Company, Wolverine Tube (Canada), nc., and the lenders
                                            named therein



         The following exhibits are incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended April 4, 1998:



                  Exhibit No.               Description
                  -----------               -----------

                    10.2*                   Consulting  Agreement,  dated May 8, 1998,  by and between the Company and John M. Quarles


         The following exhibit is incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1997:


                  Exhibit No.               Description
                  -----------               -----------

                    3.2                     By-Laws of the Company, as amended



         The following exhibits are incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997:


                  Exhibit No.               Description
                  -----------               -----------

                    10.1*                   Agreement and General  Release,  dated April 1, 1997,
                                            between the Company and Thomas B. Roller

                    10.3                    Credit Agreement, dated as of April 30, 1997, among the
                                            Company, the lenders named therein, Credit Suisse First
                                            Boston as Administrative Agent and Mellon N.A., as
                                            Documentary Agent


         The following exhibits are incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996:



                  Exhibit No.               Description
                  -----------               -----------

                    10.1*                   Employment   Agreement,   dated  as  of  September  16,  1996,
                                            between the Company and John M. Quarles




                    10.4*                   Long Term Incentive Plan


         The following exhibit is incorporated by reference to the Company's Registration Statement on Form 8-A, filed on February 22, 1996:


                  Exhibit No.               Description
                  -----------               -----------

                     1                      Rights Agreement, dated as of February 13, 1996, between
                                            the Company and Society National Bank, as Rights Agent


         The following exhibit is incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995:


                  Exhibit No.               Description
                  -----------               -----------

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

                    10.19*                     Supplemental Executive Retirement Plan


         The following exhibit is incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended October 1, 1994:


                  Exhibit No.                  Description
                  -----------                  -----------

                    10.18*                     Employment  Agreement  between  the  Company  and  John  M.
                                               Quarles


         The following exhibit is incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended July 2, 1994:


                  Exhibit No.                  Description
                  -----------                  -----------

                    10.15                      Form of  Non-Qualified  Stock  Option  Agreement under
                                               the Company's 1993 Equity Incentive Plan


         The following exhibits are incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-65148):


                  Exhibit No.                    Description
                  -----------                    -----------

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


(b)      Reports on Form 8-K.


         The Company filed no reports on Form 8-K during the three month period ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Huntsville, State of Alabama, on the 25th day of March, 1999.


WOLVERINE TUBE, INC.



By: /s/ James E. Deason
    ---------------------------------
Name:  James E. Deason
Title: Executive Vice President, Chief Financial Officer,
       Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.



SIGNATURE                                        TITLE                                       DATE
---------------------------------------------------------------------------------------------------------------

By: /s/ Dennis J. Horowitz
   ----------------------------------            President, Chief Executive                  March 25, 1999
   Dennis J. Horowitz                            Officer and Director (Principal
                                                 Executive Officer

By: /s/ James E. Deason
   ----------------------------------            Executive Vice President, Chief             March 25, 1999
   James E. Deason                               Financial Officer, Secretary and
   Director (Principal Financial Officer
   and Principal Accounting Officer)

By: /s/ Jan K. Ver Hagen
   ----------------------------------            Chairman and Director                       March 25, 1999
   Jan K. Ver Hagen

By: /s/ W. Barnes Hauptfuhrer
   ----------------------------------            Director                                    March 25, 1999
   W. Barnes Hauptfuhrer

By: /s/ Thomas P. Evans
   ----------------------------------            Director                                    March 25, 1999
   Thomas P. Evans

By: /s/ John L. Duncan
   ----------------------------------            Director                                    March 25, 1999
   John L. Duncan

By: /s/ Charles E. Thompson
   ----------------------------------            Director                                    March 25, 1999
   Charles E. Thompson

By: /s/ Chris A. Davis
   ----------------------------------            Director                                    March 25, 1999
   Chris A. Davis

By: /s/ Gail O. Neuman
   ----------------------------------            Director                                    March 25, 1999
   Gail O. Neuman

                                      37

WOLVERINE TUBE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share amounts)


                                                                        Year ended December 31,
                                                                 1998            1997           1996
-------------------------------------------------------------------------------------------------------
Net sales                                                     $ 617,512       $ 667,686       $ 699,863
Cost of goods sold                                              534,799         585,060         606,157
-------------------------------------------------------------------------------------------------------
Gross profit                                                     82,713          82,626          93,706
Selling, general and administrative expenses                     25,453          22,081          21,903
Non-recurring charges (Note 17)                                  11,867           4,384              --
-------------------------------------------------------------------------------------------------------
Income from operations                                           45,393          56,161          71,803
Other expenses:
     Interest expense, net (Note 6)                               6,566           7,367           9,321
     Amortization and other, net                                    838             712           1,107
-------------------------------------------------------------------------------------------------------
Income before income taxes and extraordinary item                37,989          48,082          61,375
Income taxes (Note 10)                                           13,352          17,506          21,792
-------------------------------------------------------------------------------------------------------
Income before extraordinary item                                 24,637          30,576          39,583
Extraordinary item, net of income tax benefit of $2,782
     (Note 6)                                                        --          (4,738)             --
-------------------------------------------------------------------------------------------------------
Net income                                                       24,637          25,838          39,583
Less preferred stock dividends                                     (280)           (280)           (280)
-------------------------------------------------------------------------------------------------------
Net income applicable to common shares                        $  24,357       $  25,558       $  39,303
=======================================================================================================
Earnings per common share--basic:
     Income before extraordinary item                         $    1.74       $    2.16       $    2.85
     Extraordinary item                                              --           (0.34)             --
-------------------------------------------------------------------------------------------------------
Net income per common share--basic                            $    1.74       $    1.82       $    2.85
=======================================================================================================
Basic weighted average number of common shares (Note 18)         14,025          14,022          13,772
=======================================================================================================
Earnings per common share--diluted:
     Income before extraordinary item                         $    1.72       $    2.13       $    2.77
     Extraordinary item                                              --           (0.33)             --
-------------------------------------------------------------------------------------------------------
Net income per common share--diluted                          $    1.72       $    1.80       $    2.77
=======================================================================================================
Diluted weighted average number of common and common
     equivalent shares (Note 18)                                 14,186          14,232          14,196
=======================================================================================================

See accompanying notes.

WOLVERINE TUBE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except per share amounts)


                                                                                              December 31,
                                                                                         1998             1997
----------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
     Cash and equivalents                                                              $  78,899       $  15,096
     Accounts receivable, net                                                             66,231          71,879
     Inventories (Note 2)                                                                108,134          87,829
     Prepaid expenses and other                                                            1,094           1,067
----------------------------------------------------------------------------------------------------------------
Total current assets                                                                     254,358         175,871
Property, plant and equipment, net (Note 4)                                              197,708         153,917
Deferred charges and intangible assets, net (Note 5)                                      87,984          87,937
Assets held for resale (Note 3)                                                            2,989              --
Prepaid pensions (Note 7)                                                                  6,379           7,197
----------------------------------------------------------------------------------------------------------------
Total assets                                                                           $ 549,418       $ 424,922
================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable                                                                  $  38,653       $  39,937
     Accrued liabilities                                                                  12,584           6,429
     Deferred income taxes (Note 10)                                                       3,018           3,659
----------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                 54,255          50,025
Deferred income taxes (Note 10)                                                           25,903          27,057
Long-term debt (Note 6)                                                                  215,689          98,411
Postretirement benefit obligation (Note 8)                                                11,606          12,126
Accrued environmental remediation (Note 9)                                                 3,002           2,540
----------------------------------------------------------------------------------------------------------------
Total liabilities                                                                        310,455         190,159

Commitments and contingencies (Notes 9 and 14)

Redeemable cumulative preferred stock, par value $1 per share; 20,000
     shares issued and outstanding at December 31, 1998 and 1997 (Note 11)                 2,000           2,000

Stockholders' equity
    Cumulative preferred stock, par value $1 per share; 500,000 shares
        authorized (Note 11)                                                                  --              --
    Common stock, par value $.01 per share; 40,000,000 shares
        authorized, 14,147,060 and 14,069,064 shares issued as of
        December 31, 1998 and 1997, respectively (Notes 12 and 13)                           141             141
    Additional paid-in capital                                                           101,514         100,064
    Retained earnings                                                                    167,430         143,073
    Accumulated other comprehensive income                                               (15,494)        (10,515)
    Treasury stock at cost                                                               (16,628)             --
----------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                               236,963         232,763
----------------------------------------------------------------------------------------------------------------
Total liabilities, redeemable cumulative preferred stock and
stockholders' equity                                                                   $ 549,418       $ 424,922
================================================================================================================

See accompanying notes.

WOLVERINE TUBE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands except number of shares)


                                    Redeemable                                                 Accumulated                 Total
                                    Cumulative                         Additional                 Other                    Stock-
                                 Preferred Stock        Common Stock    Paid-In    Retained   Comprehensive  Treasury     holders'
                                 Shares   Amount      Shares    Amount  Capital    Earnings      Income       Stock        Equity
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995    20,000    $2,000  13,669,603   $137    $ 93,189   $  78,212     ($ 7,012)   $     --     $ 164,526

Comprehensive income:
     Net income                     --        --          --     --          --      39,583           --          --        39,583
     Translation adjustments        --        --          --     --          --          --         (291)         --          (291)
                                                                                                                         ---------
     Comprehensive income                                                                                                   39,292
                                                                                                                         ---------
Common stock issued                 --        --     310,914      3       2,702          --           --          --         2,705
Tax benefit from stock options      --        --          --     --       2,979          --           --          --         2,979
  exercised
Preferred stock dividends           --        --          --     --          --        (280)          --          --          (280)
Purchase of treasury stock          --        --          --     --          --          --           --          --            --
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996    20,000     2,000  13,980,517    140      98,870     117,515       (7,303)         --       209,222

Comprehensive income:
     Net income                     --        --          --     --          --      25,838           --          --        25,838
     Translation adjustments        --        --          --     --          --          --       (3,212)         --        (3,212)
                                                                                                                         ---------
     Comprehensive income                                                                                                   22,626
                                                                                                                         ---------
Common stock issued                 --        --      88,547      1         715          --           --          --           716
Tax benefit from stock options      --        --          --     --         479          --           --          --           479
  exercised
Preferred stock dividends           --        --          --     --          --        (280)          --          --          (280)
Purchase of treasury stock          --        --          --     --          --          --           --          --            --
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997    20,000     2,000  14,069,064    141     100,064     143,073      (10,515)         --       232,763

Comprehensive income:
     Net income                     --        --          --     --          --      24,637           --          --        24,637
     Translation adjustments        --        --          --     --          --          --       (4,979)         --        (4,979)
                                                                                                                         ---------
     Comprehensive income                                                                                                   19,658
                                                                                                                         ---------
Common stock issued                 --        --      77,996     --       1,177          --           --          --         1,177
Tax benefit from stock options      --        --          --     --         273          --           --          --           273
  exercised
Preferred stock dividends           --        --          --     --          --        (280)          --          --          (280)
Purchase of treasury stock          --        --          --     --          --          --           --     (16,628)      (16,628)
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998    20,000    $2,000  14,147,060   $141    $101,514   $ 167,430     ($15,494)   ($16,628)     $236,963
==================================================================================================================================

See accompanying notes.

WOLVERINE TUBE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                       Year ended December 31,
                                                                 1998           1997           1996
-----------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                    $  24,637       $ 25,838       $ 39,583
Adjustments to reconcile net income to net cash provided
     by operating activities:
    Depreciation                                                 14,635         14,116         14,127
    Amortization                                                  2,685          2,680          2,219
    Deferred income taxes                                        (1,375)           520          4,708
    Non-cash portion of non-recurring charges                     8,174          3,533             --
    Extraordinary loss on retirement of debt                         --          4,738             --
    Loss on sale of equipment                                        88             --             --
    Changes in operating assets and liabilities, net of
        effect from purchase of subsidiaries:
       Accounts receivable, net                                   3,946          6,219          4,752
       Inventories                                              (20,989)       (14,606)       (17,171)
       Prepaid expenses and other                                (2,125)        (1,670)          (224)
       Accounts payable                                            (460)        10,652        (10,339)
       Accrued liabilities, including pension,
           postretirement benefit and environmental               6,551         (5,351)         1,775
-----------------------------------------------------------------------------------------------------
Net cash provided by operating activities                        35,767         46,669         39,430

INVESTING ACTIVITIES
Additions to property, plant and equipment                      (34,694)       (21,598)        (8,540)
Purchase of subsidiaries                                             --             --        (34,614)
Acquisition of business assets                                  (35,431)        (4,210)            --
Other                                                              (385)          (496)        (1,233)
-----------------------------------------------------------------------------------------------------
Net cash used in investing activities                           (70,510)       (26,304)       (44,387)

FINANCING ACTIVITIES
Financing fees                                                   (1,829)          (820)            (8)
Net borrowing (repayment) from revolving credit facility        (31,999)        97,000             --
Issuance of common stock                                          1,177            716          2,705
Premium and fees paid on retirement of debt                          --         (5,517)            --
Principal payments on long-term debt                               (374)       (99,213)           (68)
Proceeds from issuance of long-term debt                        149,683             --             --
Purchase of treasury stock                                      (16,628)            --             --
Dividends paid on preferred stock                                  (280)          (280)          (280)
-----------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                 99,750         (8,114)         2,349
Effect of exchange rate on cash and equivalents                  (1,204)          (122)            81
-----------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and equivalents                  63,803         12,129         (2,527)
Cash and equivalents at beginning of year                        15,096          2,967          5,494
-----------------------------------------------------------------------------------------------------
Cash and equivalents at end of year                           $  78,899       $ 15,096       $  2,967
=====================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW:
Interest paid                                                 $   5,275       $  9,321       $ 10,594
Income taxes paid                                             $  12,977       $ 13,721       $ 15,758

NONCASH FINANCING ACTIVITIES:
Tax benefit from stock options exercised                      $     273       $    479       $  2,979

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

The Company is engaged in the manufacturing and distribution of copper and copper alloy tubular products as well as rod, bar and strip products. The Company's focus is developing and manufacturing high value added products used in engineered applications which require tubular products that have superior heat transfer capability. The Company's major customers are primarily located in North America and include the residential and commercial building industries, plumbing wholesalers, air conditioning and refrigeration manufacturers, utilities and automobile manufacturers, refining and chemical processing companies and industrial manufacturers. Sales are made under normal terms and generally do not require collateral.

CASH AND EQUIVALENTS

The Company considers all highly liquid financial instruments with a maturity of three months or less at the time of purchase to be cash equivalents.

INVENTORIES

Inventories are stated at the lower of cost or market. Approximately 71% and 73% of the total amounts of consolidated inventories at December 31, 1998 and 1997 are stated on the basis of last-in, first-out (LIFO) method. The remaining inventories, which primarily include supplies, are valued using the average cost method.

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

Financing arrangement, long-term debt and redeemable cumulative preferred stock:
The carrying amount of the Company's borrowings under its financing arrangement approximates its fair value. The fair value of the Company's long-term debt and derivative financial instruments are based upon quoted market price. The fair value of the Company's redeemable cumulative preferred stock is based upon its dividend rate and call provisions. The fair value of the Company's long-term debt and redeemable cumulative preferred stock was $143,880,000 and $2,215,000, respectively, at December 31, 1998.

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

MARKET RISK
The Company is exposed to various market risks, including interest rates, foreign currency exchange rates and derivative commodity instruments. Market risk is the potential loss arising from adverse changes in market rates and prices. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company enters into financial instruments to manage and reduce the impact of changes in interest rates, foreign currency and commodity prices.

INTEREST RATE SWAPS

The Company enters into interest-rate swap agreements to modify the interest characteristics of its outstanding debt. Each interest-rate swap agreement is designated as a hedge with the principal balance and term of a specific debt obligation. These agreements involve the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the agreement, without an exchange of the notional amount upon which the payments are based. The differential to be paid as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt (the accrual accounting method). The fair value of the swap agreements and changes in the fair value as a result of changes in market interest rates are not recognized in the financial statements. At December 31, 1998, the Company was a party to one interest rate swap agreement. The estimated fair value of this interest rate swap was a net payable of $3.2 million at December 31, 1998. A 1% decrease in the 30-day LIBOR rate would increase the amount paid to approximately $5.2 million.

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

These contracts are designated and effective as hedges and discounts or premiums (the difference between the spot exchange rate and the forward exchange rate at inception of the contract) are accreted or amortized to other operating expenses over the contract lives using the straight-line method while realized and unrealized gains and losses resulting from changes in the spot exchange rate (including those from open, matured, and terminated contracts), net of related taxes, are included in the cumulative translation adjustment account in stockholders' equity (the deferral accounting method). The Company mitigates the risk that counter parties to these over-the-counter agreements will fail to perform by only entering into agreements with major international financial institutions. At December 31, 1998, the Company was not a party to any material contract relating to foreign currency forward agreements.

DERIVATIVE COMMODITY INSTRUMENTS

In connection with the purchase of certain raw materials, principally copper, on behalf of certain customers for future manufacturing requirements, the Company has entered into commodity forward contracts as deemed appropriate for these customers to reduce the risk of future price increases. These forward contracts are accounted for as hedges and, accordingly, gains and losses are deferred and recognized in cost of sales as part of the product cost. At December 31, 1998, the Company had entered into contracts hedging certain future commodity purchases through December 31, 2000, of approximately $42.1 million. The estimated fair value of these outstanding contracts was approximately $37.5 million at December 31, 1998. The effect of a 10% adverse change in commodity prices at December 31, 1998 would change the estimated fair value of these outstanding contracts to $33.7 million The Company is exposed to loss on the forward contracts in the event of non-performance by the customers whose orders are covered by such contracts. However, the Company has not closed any contracts prior to the execution of the underlying sale transactions nor have any of the underlying sale transactions failed to occur.

STOCK OPTIONS

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, encourages but does not require companies to record compensation costs for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the method prescribed in Accounting Principles Board Option No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. Accordingly, the Company recognizes no compensation for stock option grants.

TRANSLATION TO U.S. DOLLARS

Assets and liabilities of the Company denominated in foreign currency are translated to U.S. dollars at rates of exchange at the balance sheet date. Income statement items are translated at average exchange rates during the period. Translation adjustments arising from changes in exchange rates are included in the accumulated currency translation adjustment component of stockholders' equity. Realized exchange gains and losses are included in income.

RESEARCH AND DEVELOPMENT COSTS

Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The amounts charged to expense were $1.5 million, $1.4 million and $1.6 million for the years ended December 31, 1998, 1997 and 1996, respectively.

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 Accounting for Derivative Instruments and Hedging Activities. This statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. Statement No. 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes special accounting for the following three different types of hedges: changes in the fair value of assets and liabilities of firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. Though the accounting treatment and criteria for each of the three types of hedges is unique, they all result in recognizing offsetting changes in value or cash flows of both the hedge and hedged item in earnings in the same period. Changes in the fair value of derivatives that do not meet the criteria of one of these three categories of hedges are included in earnings in the period of the change. Statement No. 133 is effective for fiscal years beginning after June 15, 1999, but early adoption is allowed. Adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 Reporting on the Costs of Start-Up Activities. This Statement of Position provides guidance on the financial reporting of start-up costs and organizational costs, and requires these costs to be expensed as incurred. This Statement of Position applies to all non-governmental entities and, in general, is effective for financial statements for fiscal years beginning after December 15, 1998. Initial application of this Statement of Position should be reported as the cumulative effect of a change in accounting principle, and entities are not required to report the pro forma effects of retroactive application. The Company will adopt this Statement of Position in the first quarter of 1999 and will accordingly recognize a pre-tax expense of approximate $6.0 to $8.0 million as a cumulative effect of the change in principle.

2. INVENTORIES

Inventories are as follows at December 31:

                                                                                    1998                   1997
----------------------------------------------------------------------------------------------------------------
                                                                                        (In thousands)
Finished products                                                                 $ 22,740               $21,235

Work-in-process                                                                     28,401                23,515

Raw materials and supplies                                                          56,993                43,079
----------------------------------------------------------------------------------------------------------------

                                                                                  $108,134               $87,829
================================================================================================================

The reserves for LIFO included in inventories at December 31, 1998 and 1997 are ($18,996,000) and ($11,102,000), respectively.

3. ASSETS HELD FOR RESALE

During 1998, the Company recognized that excess manufacturing capacity existed in the Company's Greenville, Mississippi fabricated products facility and that certain action would be required to reduce this excess capacity. It was decided by management that operations at the Greenville, Mississippi facility would cease and certain assets related to this operation would be either transferred to other facilities or sold. Also during 1998 the Company completed the relocation of the Carrollton, Texas fabricated products facility. The new, larger facility is also located in Carrollton, Texas, and will accommodate additional growth.

The net assets of the unoccupied Greenville, Mississippi and Carrollton, Texas facilities have been recorded at $0.7 million and $2.3 million, respectively, which are the estimated net proceeds based on an independent assessment of the market value of these assets. The Company is currently marketing these assets that are held for resale.

4. PROPERTY PLANT AND EQUIPMENT

Property, Plant and Equipment are as follows at December 31:

                                                                                  1998             1997
---------------------------------------------------------------------------------------------------------
                                                                                      (In thousands)
Land and improvements                                                           $  11,942       $  10,673

Building and improvements                                                          46,062          39,763

Machinery and equipment                                                           207,696         171,263

Construction-in-progress                                                           22,314          11,534
---------------------------------------------------------------------------------------------------------
                                                                                  288,014         233,233

Less accumulated depreciation                                                     (90,306)        (79,316)
---------------------------------------------------------------------------------------------------------

                                                                                $ 197,708       $ 153,917
=========================================================================================================

5. DEFERRED CHARGES AND INTANGIBLE ASSETS

Deferred Charges and Intangible Assets are as follows at December 31:

--------------------------------------------------------------------------------------------------------
                                                                                   1998           1997
--------------------------------------------------------------------------------------------------------
                                                                                      (In thousands)
Deferred debt issuance costs                                                    $   2,650       $    821

Goodwill                                                                           93,113         93,090

Patents and other                                                                   5,155          4,234
--------------------------------------------------------------------------------------------------------
                                                                                  100,918         98,145

Less accumulated amortization                                                     (12,934)       (10,208)
--------------------------------------------------------------------------------------------------------

                                                                                $  87,984       $ 87,937
========================================================================================================

6. FINANCING ARRANGEMENTS AND LONG TERM DEBT

In June 1998, the Company amended certain provisions of the Company's $200 million Revolving Credit Facility (the "Facility"), which included: (i) increasing the amount of unsecured indebtedness that the Company may incur while borrowings under the Facility are outstanding; (ii) waiving the requirement that the proceeds of an offering of senior notes must be used to repay all the outstanding borrowings under the Facility; and (iii) raising the ratio of total debt to EBITDA permitted while borrowings are outstanding under the Facility. The Facility, as amended, matures in full on April 30, 2002, and currently provides for a floating base interest rate that is, at the Company's election, either (a) the higher of the federal funds effective rate plus .50% and the prime rate; or (b) LIBOR plus a specified margin (determined with reference to the Company's ratio of total debt to EBITDA and the Company's debt rating as determined by the Standard & Poor's and Moody's Rating Services) of 0.25% to 1.00%. Commitment fees on the unused available portion of the Facility range from .10% to .50%. As of December 31, 1998, the Company had approximately $67 million in outstanding borrowings and obligations under the Facility and approximately $133 million in additional borrowing availability thereunder.

The Company originally entered into the Facility in April 1997 to replace the Company's then existing credit facility, as well as a tender offer for the $99 million in outstanding principal amount of the Company's 10 1/8% Senior Subordinated Notes due 2002 (the "10 1/8% Notes"). Upon consummation of the refinancing on April 30, 1997, the Company borrowed approximately $107 million under the Facility, substantially all of which was used to finance the purchase of the $98.225 million in 10 1/8% Notes that were tendered as well as related financing expenses. Accordingly, the Company recorded an extraordinary after-tax charge of $4,738,000 ($7,520,000 pre-tax) resulting from the early retirement of the 10 1/8% Notes. On October 31, 1997, the balance of $775,000 in aggregate principal amount of the 10 1/8% Notes that had remained outstanding was called for redemption by the Company at 103.8%, pursuant to the terms of the 10 1/8% Notes.

The Company is currently party to an interest rate swap agreement which effectively fixes the interest rate on $65,000,000 in principal amount of floating rate borrowings provided under the Facility at a rate of 6.82% plus the specified margin of .25% to 1.00%. This agreement expires on May 7, 2002, and is based on 3-month LIBOR. This interest rate swap is accounted for as a hedge; the differential to be paid as interest rates change is accrued and recognized as an adjustment to interest expense.

In August 1998, the Company issued $150 million in principal amount of 7 3/8% Senior Notes (the "Senior Notes") due August 1, 2008. The Senior Notes were issued pursuant to an Indenture, dated as of August 4, 1998, between the Company and First Union National Bank, as Trustee. The net proceeds from the sale of the Senior Notes were applied to reduce borrowings under the Facility by approximately $58 million. The remaining net proceeds will be used for capital expenditures, potential future acquisitions, working capital and other general corporate purposes. The Senior Notes (i) have interest payment dates of February 1 and August 1 of each year, commencing February 1, 1999; (ii) are redeemable at the option of the Company at a redemption price equal to the greater of (a) 100% of the principal amount of the Senior Notes to be redeemed, or (b) the sum of the present value of the remaining scheduled payments of principal and interest thereon from the redemption date to the maturity date, discounted to the redemption date on a semiannual basis at a rate based upon the yield of the specified treasury securities plus 25 basis points, plus, in each case, accrued interest thereon to the date of redemption; (iii) are senior unsecured obligations of the Company and are pari passu in right of payment with any existing and future senior unsecured indebtedness of the Company, including borrowings under the Facility; (iv) are guaranteed by certain of the Company's subsidiaries; and (v) are subject to the terms of the Indenture, which contain certain covenants that limit the Company's ability to incur indebtedness secured by certain liens and to engage in sale/leaseback transactions.

The Company has a non interest bearing loan agreement with the government of Canada. As of December 31, 1998 and 1997, the Company had outstanding advances of $980,000 and $1,399,000, respectively. The loan is being repaid in four annual installments which commenced in 1998.

The Company's credit agreements contain covenants that include requirements to maintain certain financial ratios and certain other restrictions and limitations, including the restrictions on payment of dividends by the Company, limitations on the issuance of additional debt, limitations on investments and contingent obligations, the redemption of capital stock and the sale or transfer of assets.

Interest expense is net of interest income and capitalized interest of $2,792,000 and $1,816,000 in 1998, and $383,000 and $381,000 in 1997, and
$954,000 and $184,000 in 1996, respectively.

7. RETIREMENT AND PENSION PLANS

U.S. PLANS

The Company has established trusteed, noncontributory defined benefit pension plans covering the majority of all U.S. employees fulfilling minimum age and service requirements. Benefits are based upon years of service with the Company and the average of the employee's highest five years of compensation during the last ten years of employment with the Company. The Company contributes annual amounts that fall within the range determined to be deductible for federal income tax purposes.

Certain assumptions utilized in accounting for the U.S. defined benefit plans for the years ended December 31 are as follows:

                                                                       1998               1997               1996
--------------------------------------------------------------------------------------------------------------------
Discount rate                                                             7.0%               7.5%              7.75%
Rate of increase in compensation                                     4.0-4.25           4.0-4.25           4.0-4.25
Expected return on plan assets                                            9.0                9.0                9.0

A summary of the components of net periodic pension cost for the U.S. defined benefit plans for the years ended December 31 is as follows:

                                                                     1998           1997           1996
---------------------------------------------------------------------------------------------------------
                                                                             (In thousands)
Service cost                                                        $ 3,556       $  3,266       $  3,194
Interest cost                                                         7,331          6,768          6,226
Expected return on plan assets                                       (9,620)        (8,020)        (7,102)
Amortization of prior service cost                                      133             50             50
Effect of special termination benefits                                   --            509             --
---------------------------------------------------------------------------------------------------------
                                                                    $ 1,400       $  2,573       $  2,368
=========================================================================================================

The following table sets forth a reconciliation of the benefit obligation for the years ended December 31:

                                                                                     1998           1997
----------------------------------------------------------------------------------------------------------
                                                                                      (In thousands)
Benefit obligation at the beginning of the year                                   $  98,570       $ 87,745
Service costs                                                                         3,556          3,266
Interest costs                                                                        7,331          6,768
Amendments                                                                            1,160             --
Actuarial loss                                                                        7,364          4,094
Benefits paid                                                                        (4,093)        (3,812)
Special termination benefits                                                             --            509
----------------------------------------------------------------------------------------------------------
Benefit obligation at the end of the year                                         $ 113,888       $ 98,570
==========================================================================================================

The following table sets forth a reconciliation of the plan assets for the years ended December 31:

                                                                                        1998              1997
----------------------------------------------------------------------------------------------------------------
                                                                                            (In thousands)
Fair value of plan assets at the beginning of the year                                 $ 108,632       $  89,708
Actual return on plan assets                                                              19,915          18,185
Company contribution                                                                         749           4,551
Benefits paid                                                                             (4,093)         (3,812)
----------------------------------------------------------------------------------------------------------------
Fair value of plan assets at the end of the year                                       $ 125,203       $ 108,632
================================================================================================================

The following table sets forth the funded status of the plan and the amounts recognized in the Company's consolidated balance sheets at December 31:

                                                                                         1998           1997
--------------------------------------------------------------------------------------------------------------
                                                                                           (In thousands)
Funded status                                                                          $ 11,315       $ 10,062
Unrecognized net actuarial (gain)                                                        (7,841)        (4,912)
Unrecognized pension service costs                                                        1,629            604
--------------------------------------------------------------------------------------------------------------
Prepaid pension obligation                                                             $  5,103       $  5,754
==============================================================================================================

Plan assets at December 31, 1998 were invested in common stocks (55%), fixed-income securities (42%) and cash equivalents (3%).

The Company has 401(k) plans covering substantially all U.S. employees. The Company provides a 30%-50% match for the first 5% to 7.5% of the employee's salary contributed to the plans. The amount of expense recorded by the Company with respect to these plans for the years ended December 31, 1998, 1997 and 1996 was $1,928,000, $1,317,000
and $1,010,000, respectively.

The Wolverine Tube, Inc. Supplemental Benefit Restoration Plan (the "Restoration Plan") is a defined benefit pension plan, which is non-funded and provides benefits to certain eligible executives of the Company. The benefits provided under the Restoration Plan are identical to the benefits provided by the Retirement Plan. During 1998, 1997 and 1996, the Company incurred expenses of $123,000, $261,000 and $148,000, respectively, relating to the Restoration Plan. At December 31, 1998, the Restoration Plan had accrued pension costs of $720,000.

CANADIAN PLANS

The Company sponsors a defined contribution profit-sharing retirement plan for the London, Ontario facility employees who are required to contribute 4% of regular wages, subject to a maximum contribution limit specified by Canadian income tax regulations. Employer contributions are determined based on the facility's operating results, which will not be less than the greater of 1% of regular earnings of participants up to 10% of an adjusted net income as defined in the agreement. Employer contributions to this plan were $585,000 in 1998, $630,000 in 1997 and $750,000 in 1996.

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

Significant assumptions utilized in accounting for the Salaried Employees, Canadian Operational Employees and Quebec Operational pension plans for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                                  Canadian      Quebec
                                                     Salaried   Operational  Operational
                                                     Employees   Employees    Employees
----------------------------------------------------------------------------------------
Discount rate                                           7.0%       7.0%         7.0%
Rate of increase in compensation                        3.0        N/A          N/A
Expected long-term rate of return on plan assets        8.0        8.0          8.0

A summary of the components of net periodic pension cost for the Salaried Employees, Canadian Operational Employees and Quebec Operational Employees pension plans for the years ended December 31 are as follows:

                                                                1998         1997          1996
---------------------------------------------------------------------------------------------------
                                                                 (In thousands)
Service cost                                                  $   488       $   515       $  523
Interest cost                                                   1,114         1,135        1,052
Expected return on plan assets                                 (1,544)       (1,481)      (1,378)
Amortization of prior service cost                                 35            35           31
Amortization of net actuarial gain                                (45)          (18)         (23)
------------------------------------------------------------------------------------------------
                                                              $    48       $   186       $  205
================================================================================================

The following table sets forth a reconciliation of the benefit obligation for the years ended December 31:

                                                                                         1998          1997
--------------------------------------------------------------------------------------------------------------
                                                                                            (In thousands)
Benefit obligation at the beginning of the year                                        $ 16,939       $ 16,255
Service costs                                                                               488            515
Interest costs                                                                            1,114          1,135
Amendments                                                                                   69             --
Actuarial loss                                                                               13              5
Benefits paid                                                                              (794)          (830)
Foreign currency exchange rate changes                                                   (1,121)          (141)
--------------------------------------------------------------------------------------------------------------
Benefit obligation at the end of the year                                              $ 16,708       $ 16,939
==============================================================================================================

The following table sets forth a reconciliation of the plan assets for the years ended December 31:

                                                                                         1998           1997
--------------------------------------------------------------------------------------------------------------
                                                                                            (In thousands)
Fair value of plan assets at the beginning of the year                                 $ 21,072       $ 19,641
Actual return on plan assets                                                              1,451          2,888
Company contribution                                                                         45            178
Benefits paid                                                                              (794)          (830)
Foreign currency exchange rate changes                                                   (1,394)          (805)
--------------------------------------------------------------------------------------------------------------
Fair value of plan assets at the end of the year                                       $ 20,380       $ 21,072
==============================================================================================================

The following table sets forth the funded status of the plan and the amounts recognized in the Company's consolidated balance sheets at December 31:

                                                                                         1998         1997
------------------------------------------------------------------------------------------------------------
                                                                                          (In thousands)
Funded status                                                                          $ 3,672       $ 4,133
Unrecognized net actuarial (gain)                                                       (2,255)       (2,575)
Unrecognized pension service costs                                                         579           533
------------------------------------------------------------------------------------------------------------
Prepaid pension obligation                                                             $ 1,996       $ 2,091
============================================================================================================

Plan assets at December 31, 1998 were invested in common stock (50%), fixed income securities (42%) and cash equivalents (8%).

8. POSTRETIREMENT BENEFIT OBLIGATION

In addition to the Company's U.S. defined benefit pension plan, the Company sponsors a defined benefit health care plan and life insurance plan that provides postretirement medical benefits and life insurance to substantially all full-time U.S. employees who have worked ten years after age 50, and widows of employees who die while employed after age 55 and have at least five years of service with the Company. This plan is contributory, with retiree contributions adjusted annually.

Net periodic postretirement benefit cost for the years ended December 31 includes the following components:


                                                                     1998        1997        1996
-------------------------------------------------------------------------------------------------
                                                                           (In thousands)
Service cost                                                        $ 306       $ 328       $ 363
Interest cost                                                         443         486       $ 537
Amortization of deferred gain                                        (781)       (773)       (669)
-------------------------------------------------------------------------------------------------
Net periodic postretirement benefit cost                            ($ 32)      $  41       $ 231
=================================================================================================

The change in benefit obligation for the years ended December 31 includes the following components:

                                                                                         1998         1997
------------------------------------------------------------------------------------------------------------
                                                                                            (In thousands)
Benefit obligation at the beginning of the year                                        $ 6,807       $ 7,510
Service cost                                                                               306           328
Interest cost                                                                              443           486
Participants' contributions                                                                 46            44
Actuarial gain                                                                            (580)       (1,098)
Benefits paid                                                                             (533)         (463)
------------------------------------------------------------------------------------------------------------
Benefit obligation at the end of the year                                              $ 6,489       $ 6,807
============================================================================================================

The following table sets forth the funded status of the plan and the amounts recognized in the Company's consolidated balance sheets at December 31:

                                                                                         1998        1997
-----------------------------------------------------------------------------------------------------------
                                                                                          (In thousands)
Funded status                                                                          $ 6,489        6,807
Unrecognized net actuarial gain                                                          5,117        5,319
-----------------------------------------------------------------------------------------------------------
Net accrued postretirement benefit obligation                                          $11,606      $12,126
============================================================================================================

The assumed rate of annual increase in the per capita cost of covered benefits (i.e. health care cost trend rate) is 5% for 1998 and is assumed to remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rate by one percentage point in each year would have resulted in an increase in the postretirement medical benefit obligation at December 31, 1998 of $335,000, and an increase in the aggregate of the service cost and interest cost components of net periodic postretirement benefit cost for 1998 of $48,000. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.00% and 7.50% at December 31, 1998 and 1997, respectively.

9. ENVIRONMENTAL REMEDIATION

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

The Company had accrued environmental remediation costs of $3,002,000 at December 31, 1998, consisting primarily of $34,000 for estimated remediation costs for the London and Fergus facilities, $1,023,000 for the Decatur facility, $431,000 for the Greenville facility, $750,000 for the Jackson facility and an aggregate of $764,000 for the Ardmore facility and the Shawnee facility (with respect to the Double Eagle Refinery site). Based on information currently available, the Company believes that the costs of these matters are not reasonably likely to have a material effect on the Company's business, financial condition or results of operations.

10. INCOME TAXES

The components of income before income taxes and extraordinary item for the years ended December 31 are as follows:

                                                                     1998         1997         1996
-----------------------------------------------------------------------------------------------------
                                                                                 (In thousands)
U.S.                                                                $24,151      $38,193      $47,014
Canadian                                                             13,838        9,889       14,361
-----------------------------------------------------------------------------------------------------
                                                                    $37,989      $48,082      $61,375
=====================================================================================================

The provision for income taxes for the years ended December 31 consists of the following:

                                                                      1998          1997            1996
---------------------------------------------------------------------------------------------------------
                                                                                 (In thousands)
Current:
U.S. Federal                                                        $ 10,402       $ 12,627       $12,340
Canadian                                                               4,062          3,252         3,309
State                                                                    263          1,107         1,435
---------------------------------------------------------------------------------------------------------
                                                                      14,727         16,986        17,084
Deferred:
U.S.                                                                  (1,728)           587         3,913
Canadian                                                                 353            (67)          795
---------------------------------------------------------------------------------------------------------
                                                                      (1,375)           520         4,708
---------------------------------------------------------------------------------------------------------
                                                                    $ 13,352       $ 17,506       $21,792
=========================================================================================================

The components of net deferred tax amounts recognized in the consolidated balance sheets at December 31 are as follows:


                                                                                        1998         1997
-----------------------------------------------------------------------------------------------------------
                                                                                          (In thousands)
Deferred tax liabilities
Basis of property, plant and equipment                                                 $28,302      $30,080
Inventory valuation                                                                      5,017        5,287
Prepaid pension                                                                          2,601        2,443
Other                                                                                       21           22
-----------------------------------------------------------------------------------------------------------
Total deferred tax liabilities                                                          35,941       37,832
Deferred tax assets:
Environmental remediation                                                                1,157          960
Pension obligation                                                                         270          144
Postretirement benefits obligation                                                       4,352        4,547
Other                                                                                    1,241        1,465
-----------------------------------------------------------------------------------------------------------
Total deferred tax assets                                                                7,020        7,116
-----------------------------------------------------------------------------------------------------------
Net deferred tax liability                                                             $28,921      $30,716
===========================================================================================================

The Company's effective tax rate differs from the applicable U.S. federal statutory rate for the periods ended December 31 due to the following:

                                                                                       1998        1997        1996
--------------------------------------------------------------------------------------------------------------------
Federal statutory rate                                                                 35.0%       35.0%       35.0%
    Increase (decrease) in taxes resulting from:
    State and local taxes, net of federal benefit                                       0.7         2.3         1.5
    Effect of difference in U.S. and Canadian rates                                    (1.1)       (0.6)       (0.3)
    Permanent differences                                                               0.9         0.7         0.1
    Other                                                                              (0.3)       (1.0)       (0.8)
--------------------------------------------------------------------------------------------------------------------
                                                                                       35.2%       36.4%       35.5%
====================================================================================================================

The Internal Revenue Service is conducting an examination of the Company's U.S. federal income tax returns for the years 1993 through 1994. The Company believes that it has made an adequate provision for these matters and that such matters will not have a material adverse effect on its business, financial condition or results of operations.

11. CUMULATIVE PREFERRED STOCK

The Company has 500,000 shares authorized for issuance of $1 par value cumulative preferred stock. Of these shares, there are currently 20,000 shares of cumulative preferred stock issued and outstanding which must be redeemed by the Company on March 1, 2002, if not earlier, for $100 per share plus accrued and unpaid dividends. The cumulative preferred stock provides for annual dividends at the rate of $14 per share. The dividends accrue quarterly whether declared or not, and compound quarterly at 14% per annum to the extent unpaid. At December 31, 1998 and 1997, all accrued dividends had been paid.

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

12. COMMON STOCK

All holders of common stock are entitled to receive dividends when and if declared by the Company's Board of Directors (the "Board"), provided that all dividend requirements of the cumulative preferred stock have been paid. Additionally, the payment of dividends on the Company's common stock is restricted under the terms of the Company's various financing agreements. To date, no dividends have been paid to the holders of the common stock and there are no immediate plans to institute a dividend.

The Board has adopted a Stockholder Rights Plan designed to protect the Company and its stockholders from coercive, unfair or inadequate takeover bids. Pursuant to the Rights Plan, a dividend of one Preferred Share Purchase Right ("Right") was declared for each share of Common Stock outstanding at the close of business on February 23, 1996. The Rights are generally not exercisable until ten days after a person or group acquires, or commences a tender offer that could result in the party acquiring, 15% of the outstanding shares of Common Stock. Each Right, should it become exercisable, will enable the owner to buy one one-thousandth of a share of newly created Series A Junior Participating Preferred Stock at an exercise price of $175, and, in certain circumstances, to purchase shares of Common Stock at a substantially reduced price. The Board is generally entitled to redeem the Rights at $0.01 per Right at any time prior to the date they become exercisable. The Rights will expire on February 23, 2006.

On September 17, 1998, the Board authorized the Company to purchase up to 1,000,000 shares of the Company's outstanding common stock at market prices from time to time through September 18, 1999. The aggregate purchase price for such purchases of common stock shall not exceed $25,000,000. As of December 31, 1998, the Company had repurchased 784,200 shares.

13. STOCK OPTION PLAN

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Options Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Financial Accounting Standards Board Statement No. 123 ("Statement 123"), Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk free interest rates of 5.29%, 6.32% and 6.34%; volatility factors of the expected market price of the Company's common stock of
0.331 and a weighted-average expected life of the option of 7 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effects of applying Statement 123 for proforma disclosure may not likely be representative of the effects on reported proforma net income in future years. The Company's pro forma information for the years ended December 31 are as follows:

                                                                        1998           1997            1996
--------------------------------------------------------------------------------------------------------------
                                                                    (In thousands, except per share amounts)
Net income applicable to common shares:
As reported                                                         $   24,357      $   25,558      $   39,303
Pro forma                                                               21,743          24,670          38,684

Diluted earnings per share:
As reported                                                         $     1.72      $     1.80      $     2.77
Pro forma                                                                 1.54            1.74            2.75
==============================================================================================================

The 1993 Equity Incentive Plan (the "1993 Equity Plan") provides for the issuance of stock options, restricted shares, stock appreciation rights, phantom shares and other additional awards to key executives and employees. The maximum number of additional shares issuable under the 1993 Equity Plan is 1,225,000 at a price no less than fair market value at the date of grant. Options granted under the 1993 Equity Plan vest 20% on each anniversary thereafter and terminate on the 10th anniversary of the date of grant. Options granted under prior plans remain outstanding but are governed by the provisions of the 1993 Equity Plan.

The 1993 Stock Option Plan for Outside Directors (the "1993 Directors' Plan") provides for the issuance of stock options to outside directors at the fair market value on the date of grant. A maximum of 105,000 shares are issuable under the 1993 Directors' Plan. The initial options granted vest at 33.3% per year and all subsequent options granted will vest immediately and terminate on the 10th anniversary of the date of grant. All initially granted options must be held one year before being exercised.

The weighted-average exercise price of options outstanding at the beginning of the 1998, granted during the year, exercised during the year, forfeited during the year and outstanding at the end of the year is $24.64, $36.78, $15.46, $35.28 and $29.84, respectively. The weighted average fair value of options granted in 1998 was $10.76. The weighted average remaining life for options outstanding at December 31, 1998 is 7.4 years.

The number of options outstanding, weighted-average exercise price, weighted-average remaining contractual life, vested options and the weighted-average exercise price of vested options outstanding at December 31, 1998, which were issued prior to August 1993, were 136,837, $6.08, 3.6 years, 136,837 and $6.08, respectively. The number of options outstanding, weighted-average exercise price, weighted-average remaining contractual life, vested options and the weighted-average exercise price of vested options outstanding at December 31, 1998, which were issued after August 1993, were 754,250, $34.15, 8.0 years, 205,117 and $31.08, respectively.

The Company's stock option plans are summarized as follows:

                                           1993           1993 Equity                        Weighted-Average
                                     Directors' Plan    Incentive Plan     Option Price       Exercise Price
-------------------------------------------------------------------------------------------------------------
                                   (Number of Shares)
-------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1995       19,000               760,834       $ 4.44 - $34.25       $   12.01

Granted                                 8,000               178,500       $35.38 - $41.13       $   36.35

Exercised                                  --              (310,914)      $ 4.44 - $25.25       $    8.70

Forfeited                                  --               (13,454)      $ 4.44 - $25.25       $   19.43
-------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1996       27,000               614,966       $ 4.44 - $41.13       $   20.62

Granted                                13,000               177,750       $25.63 - $37.25       $   35.70

Exercised                                  --               (88,547)      $ 4.44 - $25.25       $    8.91

Forfeited                                  --               (93,046)      $ 4.44 - $37.25       $   33.85
-------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1997       40,000               611,123       $ 4.44 - $41.13       $   24.64

Granted                                14,000               343,450       $20.00 - $40.25       $   36.78

Exercised                              (8,000)              (69,996)      $ 4.44 - $37.25       $   15.46

Forfeited                                  --               (39,490)      $20.88 - $37.88       $   35.28
-------------------------------------------------------------------------------------------------------------
OUTSTANDING AT DECEMBER 31, 1998       46,000               845,087       $ 4.44 - $40.25       $   29.84
=============================================================================================================

Exercisable at:

     December 31, 1996                 18,666               167,947       $ 4.44 - $36.88          $   12.60

     December 31, 1997                 22,667               235,585       $ 4.44 - $30.88          $   15.83

     December 31, 1998                 27,667               314,287       $ 4.44 - $40.25          $   21.07

14. COMMITMENTS

Pursuant to various operating lease agreements, at December 31, 1998, the Company had payment obligations totaling $6,474,000 during the next five years and thereafter in annual amounts ranging from $1,907,000 to $869,000. Total rental expense for operating leases amounted to approximately $1,976,000, $2,027,000 and $1,564,000 for the years 1998, 1997 and 1996, respectively. At
December 31, 1998, the Company had commitments of $5,044,000 for capital expenditures.

15. RELATED PARTY TRANSACTIONS

During 1996, pursuant to a management consulting and advisory agreement (the "Agreement"), the Company paid management fees and out-of-pocket expenses of $450,000 to Genstar Investment Corporation ("GIC"), an affiliate of Genstar Capital Corporation, a former controlling stockholder of the Company. Under the terms of the Agreement, the Company paid GIC a management fee of $150,000 per quarter through September 30, 1996, at which time the Agreement terminated.

16. INDUSTRY SEGMENTS AND FOREIGN OPERATIONS

The Company adopted SFAS No. 131, Disclosures About Segments of an
Enterprise and Related Information in 1998, which changes the way the Company reports information about its operating segments. The information for 1997 and 1996 has been restated from the prior year's presentation in order to conform to the 1998 presentation. The Company's reportable segments are based on the Company's three product lines: commercial products, wholesale products and other products. Commercial products consist primarily of high value-added products sold directly to equipment manufacturers. Wholesale products are commodity-type plumbing tube products, which are typically sold to a variety of customers. Other products consist primarily of commodity-type rod, bar and strip products which are also sold to a variety of customers.

The accounting policies of the reportable segments are the same as those described in Note 1 of the Notes to the Consolidated Financial Statements. The Company evaluates the performance of its operating segments based on sales and gross profit. During 1998, 1997 and 1996, the Company did not allocate asset amounts and items of income and expense below gross profit or depreciation and amortization. Summarized financial information concerning the Company's reportable segments is shown in the following table:


                                               Commercial    Wholesale      Other     Consolidated
--------------------------------------------------------------------------------------------------
                                                                  (In thousands)
Year ended December 31, 1998:
Sales                                           $455,488      $104,072      $67,952      $617,512
Gross profit                                      73,410         6,357        2,946        82,713

Year ended December 31, 1997:
Sales                                           $477,290      $116,757      $73,639      $667,686
Gross profit                                      77,525         2,833        2,268        82,626

Year ended December 31, 1996:
Sales                                           $503,146      $120,860      $75,857      $699,863
Gross profit                                      80,713         7,935        5,058        93,706

The Company's manufacturing operations are primarily conducted in the U.S. and Canada. In 1998, one customer accounted for 10% of the Company's net sales. In 1997, no customer accounted for as much as 10% of the Company's net sales. In 1996, one customer accounted for approximately 11% of the Company's net sales. The following summarized geographic data is based on estimates that do not consider fully the extent to which the Company's product development, engineering, marketing and management activities are interrelated. Thus, the data is not totally indicative of the extent that each geographic area contributed to the Company's consolidated operating results.

                                     U.S.         Canada     Consolidated
-------------------------------------------------------------------------
                                              (In thousands)
Year ended December 31, 1998:
Sales                              $441,833      $175,679      $617,512
Long-lived assets                   262,773        32,287       295,060

Year ended December 31, 1997:
Sales                              $454,448      $213,238      $667,686
Long-lived assets                   218,317        30,734       249,051

Year ended December 31, 1996:
Sales                              $476,090      $223,773      $699,863
Long-lived assets                   206,900        34,295       241,195

17. NON-RECURRING CHARGES

During the third quarter of 1998, the Company recognized a non-recurring, pre-tax charge of $11,867,000 ($7,460,000 net of tax). This charge included $7.4 million in expenses related primarily to the closing of the Company's Greenville, Mississippi facility of which $5.6 million in expenses relate to the write-off of impaired assets and $1.6 million in severance costs resulting primarily from the closing of this facility, which employed approximately 140 people; $2.7 million in expenses related to efficiency initiatives being implemented at the Company's North Carolina facility, which primarily related to the impairment in value of certain equipment; $0.9 million in expenses related to the implementation of a salaried workforce reduction program of approximately 50 employees; and $0.9 million in professional fees and other costs primarily associated with an acquisition that was not completed.

During the second quarter of 1997, the Company recognized a non-recurring, pre-tax charge of $4,384,000 ($2,997,000 net of tax). This charge included $1.8 million in expenses related to the implementation of the Company's 1997 Voluntary Early Retirement Program; $1.3 million in severance costs primarily associated with the departure of the Company's former Chief Executive Officer; $0.6 million in professional fees and other costs associated with an acquisition that was not completed; and $0.7 million in costs for discontinuing the Poland operations of Small Tube Manufacturing Corporation (a wholly-owned subsidiary of the Company).

18. EARNINGS PER SHARE

The following table sets forth the computation of earnings per share for the years ended December 31:

                                                                                1998          1997           1996
--------------------------------------------------------------------------------------------------------------------
                                                                            (In thousands, except per share amounts)
Income before extraordinary item                                             $ 24,637       $ 30,576       $ 39,583
Extraordinary item                                                                 --         (4,738)            --
Net income                                                                     24,637         25,838         39,583
Dividends on preferred stock                                                     (280)          (280)          (280)
--------------------------------------------------------------------------------------------------------------------
Net income available to common shares                                        $ 24,357       $ 25,558       $ 39,303
--------------------------------------------------------------------------------------------------------------------

Basic weighted average common shares                                           14,025         14,022         13,772
Employee stock options                                                            161            210            424
--------------------------------------------------------------------------------------------------------------------
Diluted weighted average common and common
   equivalent shares                                                           14,186         14,232         14,196
--------------------------------------------------------------------------------------------------------------------

Earnings per common share--basic
Income before extraordinary item                                             $   1.74       $   2.16       $   2.85
Extraordinary item                                                                 --          (0.34)            --
--------------------------------------------------------------------------------------------------------------------
Net income per common share                                                  $   1.74       $   1.82       $   2.85
--------------------------------------------------------------------------------------------------------------------

Earnings per common share--diluted
Income before extraordinary item                                             $   1.72       $   2.13       $   2.77
Extraordinary item                                                                 --          (0.33)            --
--------------------------------------------------------------------------------------------------------------------
Net income per common share                                                  $   1.72       $   1.80       $   2.77
====================================================================================================================

19. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 1998 and 1997:

1998                                                                April 4       July 4        October 3     December 31
-------------------------------------------------------------------------------------------------------------------------
                                                                         (In thousands, except per share amounts)
Net sales                                                          $170,299      $ 169,640       $ 147,855       $129,718

Gross profit                                                         24,795         25,665          18,396         13,857

Non-recurring charge                                                     --             --          11,867             --
-------------------------------------------------------------------------------------------------------------------------

Net income/(loss)                                                  $ 10,575      $  11,668       ($    834)      $  3,228
-------------------------------------------------------------------------------------------------------------------------

Basic earnings per common share                                    $   0.75      $    0.82       ($   0.06)      $   0.23
-------------------------------------------------------------------------------------------------------------------------

Diluted earnings per common share                                  $   0.74      $    0.81       ($   0.06)      $   0.23
-------------------------------------------------------------------------------------------------------------------------

1997                                                               March 29       June 28      September 27   December 31
-------------------------------------------------------------------------------------------------------------------------
                                                                         (In thousands, except per share amounts)
Net sales                                                          $173,576      $ 178,082       $ 159,380       $156,648

Gross profit                                                         21,595         23,322          18,509         19,200

Non-recurring charge                                                     --          4,384              --             --

Income before extraordinary item                                      8,837          7,063           7,289          7,387

Extraordinary item, net of income tax benefits                           --          4,738              --             --
-------------------------------------------------------------------------------------------------------------------------
Net income                                                         $  8,837      $   2,325       $   7,289       $  7,387
-------------------------------------------------------------------------------------------------------------------------

Basic earnings per common share
    Income before extraordinary item                               $   0.63      $    0.50       $    0.51       $   0.52
    Extraordinary item, net of income tax
      benefit                                                            --          (0.34)             --             --
-------------------------------------------------------------------------------------------------------------------------
Net income per share                                               $   0.63      $    0.16       $    0.51       $   0.52
-------------------------------------------------------------------------------------------------------------------------

Diluted earnings per common share
    Income before extraordinary item                               $   0.62      $    0.49       $    0.51       $   0.51
    Extraordinary item, net of income tax
      benefit                                                            --          (0.33)             --             --
-------------------------------------------------------------------------------------------------------------------------
Net income per share                                               $   0.62      $    0.16       $    0.51       $   0.51
-------------------------------------------------------------------------------------------------------------------------

The Board of Directors
Wolverine Tube, Inc.


We have audited the accompanying consolidated balance sheets of Wolverine Tube, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wolverine Tube, Inc. and Subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                               /s/ Ernst & Young LLP



February 5, 1999

Birmingham, Alabama

                                                                     Schedule II

                              WOLVERINE TUBE, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                                            Additions-
                                                                            Charged to
                                                    Balance    Charged to     Other                    Balance at
                                                   Beginning    Cost and     Accounts-  Deductions-      End of
                 Description                       of Period    Expenses     Describe    Describe        Period
-----------------------------------------------------------------------------------------------------------------
Year ended December 31, 1996
Deducted from assets accounts:
    Reserve for sales returns and allowances         $  299      $ --         $--         ($107)(1)      $  192
    Allowances for doubtful accounts                  1,064       100          25(3)       (607)(2)         582
-----------------------------------------------------------------------------------------------------------------
Totals                                               $1,363      $100         $25         ($714)         $  774
=================================================================================================================
Year ended December 31, 1997
Deducted from assets accounts:
    Reserve for sales returns and allowances         $  192      $300          --         ($ 28)(1)      $  464
    Allowances for doubtful accounts                    582        45          --           (72)(2)         555
-----------------------------------------------------------------------------------------------------------------
Totals                                               $  774      $345          --         ($100)         $1,019
=================================================================================================================
Year ended December 31, 1998
Deducted from assets accounts:
    Reserve for sales returns and allowances         $  464      $297          --         ($321)(1)      $  440
    Allowances for doubtful accounts                    555        46          --          (360)(2)         241
-----------------------------------------------------------------------------------------------------------------
Totals                                               $1,019      $343          --         ($681)         $  681
=================================================================================================================

(1)      Reduction of reserve, net of translation adjustments.

(2) Uncollectable accounts written off, net of translation adjustments and recoveries and a $212,500 reduction of reserve, net of translation adjustments in 1998.

(3) Reflects the addition of Tube Forming Inc.'s allowance for doubtful amounts effective September 6, 1996

                                  EXHIBIT INDEX

   Exhibit                                                                       Sequential
   Number                              Description                               Page Number
    10.1                 Second Amendment to the Credit Agreement

    10.2                 Form of Change in Control, Severance and
                         Non-Competition Agreement for Executive
                         Officers

    10.3                 Non-Qualified Option Agreement No. 2
                         between the Company and Dennis Horowitz

    21                   List of Subsidiaries

    23                   Consent of Ernst & Young LLP, Independent Auditors

    27                   Financial Data Schedule (for SEC use only)
