Form 10-Q
period 1999-04-03
WOLVERINE TUBE INC
filed 1999-05-17
CIK 821407

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

   X Quarterly report pursuant to Section 13 or 15(d) of the Securities ---- Exchange Act of 1934 for the quarterly period ended April 3, 1999
                                                          -------------

                                       OR

      Transition report pursuant to Section 13 or 15(d) of the Securities
----- Exchange Act of 1934 for the transition period from _________ to ________.


                         Commission file number 1-12164
                                               ---------

                              WOLVERINE TUBE, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)


                Delaware                              63-0970812
                --------                              ----------
        (State of Incorporation)           (IRS Employer Identification No.)


1525 Perimeter Parkway, Suite 210
Huntsville, Alabama                                          35806
----------------------------------------                     -----
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

                                 YES  X   NO
                                    -----    -----

Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date:


                     Class                    Outstanding as of April 30, 1999
                     -----                    --------------------------------
         Common Stock, $0.01 Par Value                13,363,400 Shares

                                    FORM 10-Q

                                QUARTERLY REPORT

                     THREE-MONTH PERIOD ENDED APRIL 3, 1999

                                TABLE OF CONTENTS


                                                                           Page No.

                                     PART I
Item 1.   Financial Statements

          Condensed Consolidated Statements of Income
          (Unaudited)--Three-Month Periods Ended April 3, 1999
          and April 4, 1998....................................................1

          Condensed Consolidated Balance Sheets (Unaudited)--April 3, 1999
          and December 31, 1998................................................2

          Condensed Consolidated Statements of Cash Flows
          (Unaudited)--Three-Month Periods Ended April 3, 1999
          and April 4, 1998....................................................3

          Notes to Condensed Consolidated Financial Statements
          (Unaudited)..........................................................4

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations............................................8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........15

                                     PART II

Item 1.   Legal Proceedings...................................................16
Item 6.   Exhibits and Reports on Form 8-K....................................16

ITEM 1.  FINANCIAL STATEMENTS

WOLVERINE TUBE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share amounts)


                                                              Three-month period ended:
                                                            APRIL 3, 1999   April 4, 1998
-----------------------------------------------------------------------------------------
Net sales                                                    $ 160,845      $ 170,299
Cost of goods sold                                             138,733        145,504
---------------------------------------------------------------------------------------
Gross profit                                                    22,112         24,795
Selling, general and administrative expenses                     7,385          6,435
---------------------------------------------------------------------------------------
Income from operations                                          14,727         18,360
Other expenses:
    Interest expense                                             3,128          1,586
    Amortization and other, net                                    245            245
---------------------------------------------------------------------------------------
Income before income taxes and cumulative effect of
    accounting change                                           11,354         16,529
Income taxes                                                     4,134          5,954
---------------------------------------------------------------------------------------
Income before cumulative effect of accounting change             7,220         10,575
Cumulative effect of accounting change
    (net of tax benefit of $2,211)                              (5,754)            --
---------------------------------------------------------------------------------------
Net income                                                       1,466         10,575
Less preferred stock dividends                                     (70)           (70)
---------------------------------------------------------------------------------------
Net income applicable to common shares                       $   1,396      $  10,505
=======================================================================================
Earnings per common share--basic:
    Income before cumulative effect of accounting change     $    0.53      $    0.75
    Cumulative effect of accounting change                       (0.43)            --
---------------------------------------------------------------------------------------
Net income per common share--basic                           $    0.10          $0.75
=======================================================================================
Basic weighted average number of common shares                  13,365         14,085
=======================================================================================
Earnings per common share--diluted:
    Income before cumulative effect of accounting change     $    0.53          $0.74
    Cumulative effect of accounting change                       (0.43)            --
---------------------------------------------------------------------------------------
Net income per common share--diluted                         $    0.10          $0.74
=======================================================================================
Diluted weighted average number of common and common
    equivalent shares                                           13,520         14,272
=======================================================================================

See Notes to Condensed Consolidated Financial Statements.

WOLVERINE TUBE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except per share amounts)

                                                                    APRIL 3,         December 31,
                                                                     1999               1998
-------------------------------------------------------------------------------------------------
                                                                   (Unaudited)          (Note)
ASSETS
Current assets
     Cash and equivalents                                         $  73,529           $  78,899
     Account receivable, net                                         77,728              66,231
     Inventories                                                    100,864             108,134
     Prepaid expenses and other                                       1,965               1,094
-------------------------------------------------------------------------------------------------
Total current assets                                                254,086             254,358
Property, plant and equipment, net                                  192,675             197,708
Deferred charges and intangible assets, net                          89,273              87,984
Assets held for resale                                                2,989               2,989
Prepaid pensions                                                      6,124               6,379
-------------------------------------------------------------------------------------------------
Total assets                                                      $ 545,147           $ 549,418
=================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable                                             $  32,981           $  38,653
     Accrued liabilities                                             12,099              12,584
     Deferred income taxes                                            3,015               3,018
-------------------------------------------------------------------------------------------------
Total current liabilities                                            48,095              54,255
Deferred income taxes                                                26,027              25,903
Long-term debt                                                      215,383             215,689
Postretirement benefit obligations                                   11,440              11,606
Accrued environment remediations                                      2,955               3,002
-------------------------------------------------------------------------------------------------
Total liabilities                                                   303,900             310,455

Redeemable cumulative preferred stock, par value $1 per share;
     20,000 shares issued and outstanding at April 3, 1999
     and December 31, 1998                                            2,000               2,000

Stockholders' equity
     Cumulative preferred stock, par value $1 per share; 500,000
         shares authorized                                               --                  --
     Common stock, par value $0.01 per share; 40,000,000 shares authorized, 14,147,600 and 14,147,060 shares issued as of
         April 3, 1999 and December 31, 1998, respectively              141                 141
     Additional paid-in capital                                     101,514             101,514
     Retained earnings                                              168,826             167,430
     Accumulated currency translation adjustment                    (14,005)            (15,494)
     Treasury stock at cost                                         (17,229)            (16,628)
--------------------------------------------------------------------------------------------------
Total stockholders' equity                                          239,247             236,963
--------------------------------------------------------------------------------------------------
Total liabilities, redeemable cumulative preferred stock and
     stockholders' equity                                         $ 545,147           $ 549,418
=================================================================================================

Note: The Balance Sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Condensed Consolidated Financial Statements.

WOLVERINE TUBE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands except per share amounts)

                                                                   Three-month period ended:
                                                               APRIL 3, 1999       April 4, 1998
--------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                        $  1,466           $  10,575
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation and amortization                                     4,516               4,604
   Cumulative effect of accounting change                            5,754                  --
   Changes in operating assets and liabilities
       Accounts receivable                                         (11,539)            (16,894)
       Inventories                                                   7,712               3,794
       Prepaid expenses and other                                   (2,218)               (346)
       Accounts payable                                             (5,824)             (4,049)
       Accrued liabilities including pension,
           postretirement benefit and environmental                  1,730               8,589
-------------------------------------------------------------------------------------------------
Net cash provided by operating activities                            1,597               6,273

INVESTING ACTIVITIES
Additions to property, plant and equipment                          (6,096)             (6,485)
Other                                                                 (275)               (166)
-------------------------------------------------------------------------------------------------
Net cash used by investing activities                               (6,371)             (6,651)

FINANCING ACTIVITIES
Net borrowings from revolving credit facility                           --               2,009
Issuance of common stock                                                --                 418
Principal payments on long-term debt                                  (337)               (351)
Purchase of treasury stock                                            (601)                 --
Dividends paid                                                         (70)                (70)
-------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                    (1,008)              2,006
Effect of exchange rate on cash and equivalents                        412                 (17)
-------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and equivalents                     (5,370)              1,611
Cash and equivalents beginning of period                            78,899              15,096
-------------------------------------------------------------------------------------------------
Cash and equivalents end of period                                $ 73,529           $  16,707
=================================================================================================

See Notes to Condensed Consolidated Financial Statements.

WOLVERINE TUBE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
APRIL 3, 1999

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of significant intercompany accounts and transactions. The accompanying condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying condensed consolidated financial statements (and all information in this report) have not been examined by independent auditors; but, in the opinion of management all adjustments, which consist of normal recurring accruals necessary for a fair presentation of the results for the periods, have been made. The results of operations for the three-month period ended April 3, 1999 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

The Company uses its internal operational reporting cycle for quarterly financial reporting.

NOTE 2.  CONTINGENCIES

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

The Company has accrued environmental remediation costs of $2,955,000 as of April 3, 1999, consisting primarily of $34,000 for estimated remediation costs for the London and Fergus, Canada facilities, $1,000,000 for the Decatur, Alabama facility, $418,000 for the Greenville, Mississippi facility, $740,000 for the Jackson, Tennessee facility and an aggregate of $763,000 for the Ardmore, Tennessee facility and the Shawnee, Oklahoma facility (with respect to the Double Eagle Refinery site). Based on information currently available, the Company believes that the costs of these matters are not reasonably likely to have a material adverse effect on the Company's business, financial condition or results of operations.

NOTE 3.  INVENTORIES

Inventories are as follows:

                                                 APRIL 3, 1999      April 4, 1998
---------------------------------------------------------------------------------
                                                           (In thousands)
Finished products                                  $21,271             $22,740
Work-in-process                                     26,421              28,401
Raw materials and supplies                          53,172              56,993
---------------------------------------------------------------------------------
                                                  $100,864            $108,134
=================================================================================

NOTE 4.  INTEREST EXPENSE, NET

         Interest expense is net of interest income and capitalized interest of $998,000 and $124,000 for the three-month period ended April 3, 1999, respectively, and $292,000 and $60,000 for the three-month period ended April 4, 1998, respectively.

NOTE 5. LONG-TERM DEBT

The Company's $200 million Revolving Credit Facility (the "Facility") (i) provides for an aggregate available revolving credit facility of $200 million, including a $20 million sub-limit facility available to Wolverine Tube (Canada) Inc., (ii) matures in full in April 2002, and (iii) provides for a floating base interest rate that is, at the Company's election, either (a) the higher of the federal funds effective rate plus 0.50% or the prime rate, or (b) LIBOR plus a specified margin of 0.25% to 0.875%. As of April 3, 1999, the Company had approximately $67 million in outstanding borrowings and obligations under the Facility and approximately $133 million in additional borrowing availability thereafter.

The Company is currently party to an interest rate swap agreement which effectively fixes the interest rate on $65,000,000 in principal amount of floating rate borrowings provided under the Facility at a rate of 6.82% plus the specified margin of 0.25% to 1.00%. This agreement expires on May 7, 2002 and is based on the three-month LIBOR. This interest rate swap is accounted for as a hedge; the differential to be paid as interest rates change is accrued and recognized as an adjustment to interest expense.

In August 1998, the Company issued $150 million in principal amount of 7 3/8% Senior Notes (the "Notes") due August 1, 2008. The Notes were issued pursuant to an Indenture, dated as of August 4, 1998, between the Company and First Union National Bank, as Trustee. The net proceeds from the sale of the Notes were applied to reduce borrowings under the Facility by approximately $58 million. The remaining net proceeds are available for capital expenditures, potential future acquisitions, working capital and other general corporate purposes. The Notes (i) have interest payment dates on February 1 and August 1 of each year, commencing February 1, 1999, (ii) are redeemable at the option of the Company at a redemption price equal to the greater of (a) 100% of the principal amount of the Notes to be redeemed, or (b) the sum of the present value of the remaining scheduled payments of principal and interest thereon from the redemption date to the maturity date, discounted to the redemption date on a semiannual basis at a rate based upon the yield of the specified treasury securities plus 25 basis points, plus, in each case, accrued interest thereon to the date of redemption, (iii) are senior unsecured obligations of the Company and are pari passu in right of payment with any existing and future senior unsecured indebtedness of the Company, including borrowings under the Facility,
(iv) are guaranteed by certain of the Company's subsidiaries, and (v) are subject to the terms of the Indenture, which contains certain covenants that limit the Company's ability to incur indebtedness secured by certain liens and to engage in sale/leaseback transactions.

NOTE 6.  COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of Statement 130 had no impact on the Company's net income or stockholders' equity. Statement 130 requires unrealized gains or losses on the Company's foreign currency translation adjustments, which prior to the adoption of Statement 130 were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement
130. During the first quarters of 1999 and 1998, total comprehensive income amounted to $2,885,000 and $10,967,000, respectively.

NOTE 7.  INDUSTRY SEGMENTS

The Company adopted Financial Accounting Standards Board Statement 131, Disclosures About Segments of an Enterprise and Related Information, during 1998. The Company's reportable segments are based on the Company's three product lines: commercial products, wholesale products and other products. Commercial products consist primarily of high value added products sold directly to equipment manufacturers. Wholesale products are commodity-type plumbing tube products, which are typically sold to a variety of customers. Other products consist primarily of commodity-type rod, bar and strip products, which are sold to a variety of customers.

Summarized financial information concerning the Company's reportable segments is shown in the following table:


                                Commercial     Wholesale       Other    Consolidated
                              -------------------------------------------------------
                                                    (In thousands)
QUARTER ENDED APRIL 3, 1999
   SALES                         $113,063       $26,193       $21,589     $160,845
   GROSS PROFIT                    16,595         4,081         1,436       22,112

Quarter ended April 4, 1998
   Sales                         $122,385       $31,103       $16,811     $170,299
   Gross profit                    21,204         3,195           396       24,795


NOTE 8.  CUMULATIVE EFFECT OF ACCOUNTING CHANGE

During the first quarter of 1999, the Company adopted the American Institute of Certified Public Accountants' Statement of Position 98-5, Reporting on the Costs of Start-Up Activities (the "Statement"), which requires that certain costs related to start-up activities be expensed as incurred. In accordance with the Statement, the Company recognized a charge for the cumulative effect of a change in accounting principle of $8 million pre-tax ($5.8 million after-tax). The implementation of the Statement required the Company to write-off the remaining start-up costs relating primarily to the Company's Roxboro, North Carolina; Jackson, Tennessee; and Shanghai, China facilities.

NOTE 9. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                 Three-month period ended:
                                                                            ------------------------------------
                                                                             APRIL 3, 1999        April 4, 1998
----------------------------------------------------------------------------------------------------------------
                                                                            (In thousands, except per share data)
Income before cumulative effect of accounting change                            $  7,220             $10,575
Cumulative effect of accounting change, net of income tax benefit                 (5,754)                 --
--------------------------------------------------------------------------------------------------------------
Net income                                                                      $  1,466             $10,575
Preferred dividends                                                                  (70)                (70)
==============================================================================================================
Net income applicable to common shares                                          $  1,396             $10,505
==============================================================================================================
Basic weighted common shares outstanding                                          13,365              14,085
Employee stock options and warrants                                                  155                 187
--------------------------------------------------------------------------------------------------------------
Diluted weighted average common and common equivalent
       shares outstanding                                                         13,520              14,272
--------------------------------------------------------------------------------------------------------------

Earnings per share-basic:
Income before cumulative effect of accounting change                            $   0.53             $  0.75
Cumulative effect of accounting change                                             (0.43)                 --
--------------------------------------------------------------------------------------------------------------
Net income per common share                                                     $   0.10             $  0.75
==============================================================================================================

Earnings per share-diluted:
Income before cumulative effect of accounting change                            $   0.53             $  0.74
Cumulative effect of accounting change                                             (0.43)                 --
--------------------------------------------------------------------------------------------------------------
Net income per common share                                                     $   0.10             $  0.74
==============================================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED APRIL 3, 1999 COMPARED TO THREE-MONTH PERIOD ENDED APRIL 4, 1998

For the three-month period ended April 3, 1999 consolidated net sales were $160.8 million, compared with $170.3 million in the three-month period ended April 4, 1998. The decrease in sales for the three-month period this year versus last year was attributable to a decrease in copper prices and unit fabrication charges, which was partially offset by an increase in pounds of product shipped. The average COMEX price of copper was $0.64 per pound in the most recent three-month period, compared with $0.77 per pound in the same period a year ago. The primary impact to the Company of lower copper prices is lower net sales and cost of goods sold. The Company uses various strategies to minimize the effect of copper prices on the Company's earnings.

Total pounds shipped for the three-month period of 1999 increased by 1.9 million pounds to 97.5 million pounds, compared with 95.6 million pounds in the three-month period a year ago. Shipments of commercial tube products remained unchanged at 58.7 million pounds. The Company's industrial tube product shipments used in the residential air conditioning industry increased over the prior year period. The increase in shipments of industrial tube was offset somewhat by reduced shipments of technical tube products. Technical tube shipments decreased from prior period levels as the Company continued to experience lower than anticipated demand for these products from major customers, especially those with significant international sales. Shipments of the Company's wholesale products for the three-month period of 1999 decreased 11.7% from the three-month period a year ago primarily due to a slowdown in the Canadian commercial and residential construction markets. Rod, bar and strip product shipments for the three-month period of 1999 increased 33.8% from the three-month period a year ago as shipments of strip products to the Canadian mint increased during the three-month period of 1999.

Consolidated gross profit decreased 10.8% to $22.1 million in the three-month period of 1999. This decrease was primarily the result of decreased shipments of technical tube that are included in commercial products, which are generally the Company's highest margin product. This decrease was somewhat offset by increased gross profit in wholesale and rod, bar and strip products. Wholesale product gross profit increased primarily as a result of increased fabrication charges in the United States market. Rod, bar and strip product gross profit increased primarily as a result of the increased shipments of strip products previously discussed.

Consolidated selling, general and administrative expenses for the three-month period of 1999 were $7.4 million, as compared to $6.4 million in the three-month period of 1998. This increase was primarily the result of increased salaries and benefits, marketing expenses and professional fees.

Consolidated net interest expense for the three-month period in 1999 increased to $3.1 million from $1.6 million in the three-month period of 1998. This increase was primarily the result of increased interest expense associated with the issuance of $150 million in principal amount of 7 3/8% Senior Notes due 2008 in August 1998.

The effective tax rate for the three-month period ended April 3, 1999 was 36.4%, compared with 36.0% in the three-month period a year ago.

During the three-month period of 1999, the Company recognized a charge for the cumulative effect of a change in accounting principle of $8 million pre-tax ($5.8 million after tax). The Company adopted the American Institute of Certified Public Accountants Statement of Position 98-5, Reporting on the Costs of Start-Up Activities (the "Statement"). The implementation of the Statement required the Company to write-off the remaining start-up costs relating primarily to the Company's Roxboro, North Carolina, Jackson, Tennessee and Shanghai, China facilities.

Consolidated net income for the three-month period of 1999 was $1.5 million, or $0.10 per diluted and basic share, compared to $10.6 million or $0.74 per diluted share and $0.75 per basic share in the three-month period a year ago. Income before the cumulative effect of accounting change in the three-month period of 1999 was $7.2 million, or $0.53 per diluted and basic share.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaled $1.6 million in the first three months of 1999 compared to net cash provided by operating activities of $6.3 million in the first three months of 1998. The decrease in cash provided by operations in the first three months of 1999 was primarily due to decreased net income, increased prepaid and other expenses, which was offset by a slight increase in accrued liabilities. The $11.5 million increase in net accounts receivable from December 31, 1998 is primarily due to increased sales which was partially offset by decreases in COMEX copper prices over the prevailing prices at year end 1998.

The Company's $200 million unsecured credit agreement (the "Credit Agreement")
(i) provides for an aggregate available revolving credit facility of $200 million, including a $20 million sub-limit facility available to Wolverine Tube (Canada) Inc., (ii) matures in full in April 2002, and (iii) provides for a floating base interest rate that is, at the Company's election, either (a) the higher of the federal funds effective rate plus 0.50% or the prime rate, or (b) LIBOR plus a specified margin of 0.25% to 0.875%. As of April 3, 1999 the Company had approximately $67 million in outstanding borrowings and obligations under the Credit Agreement and approximately $133 million in additional borrowing availability thereafter.

In the ordinary course of business the Company enters into various types of transactions that involve contracts and financial instruments with off-balance sheet risk. The Company enters into these financial instruments to manage financial market risk, including foreign exchange risk, commodity price risk for certain customers and interest rate risk. The Company is exposed to loss on the forward contracts in the event of non-performance by the customer whose orders are covered by such contracts. However, the Company does not anticipate non-performance by such customers. The Company accounts for its interest rate swaps as a hedge, accordingly, gains and losses are recognized as interest expense. The Company enters into these financial instruments utilizing over-the-counter as opposed to exchange-traded instruments. The Company mitigates the risk that counter parties to these over-the-counter agreements will fail to perform by only entering into agreements with major international financial institutions.

Capital expenditures were $6.1 million for the first three-months of 1999 compared to $6.5 million for the first three-months of 1998. The Company currently expects to spend approximately $27 million in the aggregate in 1999 under its existing capital program. The Company believes that it will be able to satisfy its existing working capital needs, interest obligations and capital expenditure requirements with cash flow from operations and funds available from the Credit Agreement.

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

Based on an assessment of its systems during 1998, the Company has determined that it will be required to modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that with modifications to its existing software and certain conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. In addition, the Company's systems and operations are dependent, in part, on interaction with systems operated or provided by vendors or other third-parties, and the Company is currently surveying those parties about their progress in identifying and addressing problems that their computer systems may face in connection with the Year 2000 Issue. The Company believes that it has no exposure for contingencies related to the Year 2000 Issue for the products it has sold.

The Company's plan to address the Year 2000 Issue (the "Plan") identifies exposure in three areas: information technology, operating equipment with embedded chips or software, and third-party vendors. In addition, the Plan involves the following four phases for each of the exposure areas: assessment, remediation, testing and implementation. With respect to information technology, the Company has fully completed its assessment of this area. This assessment indicated that most of the Company's significant information technology systems could be affected, particularly the general ledger, billing, payables and inventory systems. To date, the Company is 96% complete on the remediation phase for the information technology area and expects to complete software reprogramming and replacement no later than June 30, 1999. Once software is reprogrammed or replaced, the Company will begin testing and implementation. These phases run concurrently for multiple systems. To date the Company has completed 65% of its testing and has implemented 60% of its remediation systems. Completion of the testing phase for all significant systems is expected by September 30, 1999, with all remediation and implementation of systems expected to be fully tested and operational by October 1, 1999.

The Company is completing the assessment and remediation phases for its operating equipment with embedded chips or software. As the assessment phase continues, the Company will begin to develop and implement any necessary remediation efforts with the manufacturers or servicers of the operating equipment. The target for completion of the remediation phase is May 31, 1999. Testing and implementation of affected equipment is expected to be completed by July 30, 1999.

The assessment of third-party vendors and customers and their exposure to the Year 2000 Issue is 100% complete for systems that directly interface with the Company and 100% complete for all other material exposure. The Company has completed surveying all third-parties with whom it conducts business, has completed remediation efforts on the effected systems and has completed the testing and implementation phases. The Company has queried its significant suppliers that do not share any information systems with the Company ("external agents"). To date, the Company is not aware of any external agent with a Year 2000 Issue that would materially impact the Company's business, financial condition or results of operations. The Company, however, has no means of ensuring that external agents will be Year 2000 compliant. The inability of external agents to complete their Year 2000 resolution processing in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable by the Company.

The Company is utilizing both internal and external resources to reprogram, or replace, and test its software for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $5.5 million and is being funded through operating cash flows. Of the total project cost, approximately $5.3 million is attributable to the purchase of new software, which will be capitalized. The remaining $0.2 million, which will be expensed as incurred, is not expected to have a material effect on the Company's business, financial condition or results of operations. To date, the Company has incurred approximately $5.2 million in costs related to the assessment, remediation and implementation efforts in its Year 2000 modification project, the development of the plan for the purchase of new systems and systems modifications. The Company has engaged an independent consultant (the "Consultant") to review the adequacy, completeness and feasibility of the Plan. The Consultant has made recommendations that the Company is currently considering regarding improvements to the Plan. After the Company completes the review and responds to these recommendations, the Consultant will review the Company's responses to these recommendations and will continue to monitor the Company's execution of the Plan. The Company currently has no contingency plans in place in the event that it does not complete all phases of the Year 2000 remediation program. The Company plans to evaluate the status of completion in May 1999 and develop contingency planning.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain of the statements and subject areas contained herein in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are not based on historical or current facts deal with or may be impacted by potential future circumstances and developments. Such statements and the discussion of such subject areas involve, and are therefore qualified by, the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from the Company's actual future experience involving any one or more of such subject areas. The Company has attempted to identify, in context, certain of the factors that it currently believes may cause actual future experience and results to differ from current expectations regarding the relevant statement or subject area. The Company's operations and results may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified herein, including but not limited to, cyclicality and seasonality in the industries to which the Company sells its products, the impact of competitive products and pricing, extraordinary fluctuations in the pricing and supply of the Company's raw materials, volatility of commodities markets, unanticipated developments in the areas of environmental compliance, unanticipated developments in the process of assessing and addressing issues relating to the year 2000 issue and other risks and uncertainties identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

ENVIRONMENTAL

The Company's facilities and operations are subject to extensive environmental laws and regulations. During the three-month period ended April 3, 1999, the Company spent approximately $0.1 million on environmental matters which included remediation costs, monitoring costs and legal and other costs. The Company has a reserve of approximately $3.0 million for environmental remediation costs which is reflected in the Company's Condensed Consolidated Balance Sheet. Based upon information currently available, the Company believes that the costs of the environmental matters described below are not reasonably likely to have a material adverse effect on the Company's business, financial condition or results of operations.

Oklahoma City, Oklahoma

The Company is one of a number of Potentially Responsible Parties ("PRPs") named by the United States Environmental Protection Agency (the "EPA") with respect to the soil and groundwater contamination at the Double Eagle Refinery Superfund site in Oklahoma City, Oklahoma. The costs associated with the cleanup of this site will be entirely borne by the PRP group (the "Group"), as the site owner has filed for bankruptcy protection. In March 1993, twenty-three PRP's named with respect to the soil contamination of the site, including the Company, submitted a settlement offer to the EPA. Settlement negotiations between the Group and the EPA are continuing, and a settlement and consent order is currently being contemplated among the PRPs, the EPA and the State of Oklahoma which would provide for each PRP's liability to be limited to a prorata share of an aggregate amount based on the EPA's worst-case cost scenario to remediate the site. Under the current proposal, the Company's settlement amount is estimated to be $390,000.

Decatur, Alabama

The Company is subject to an order under Section 3008(h) of the Resource Conservation and Recovery Act to perform a facilities investigation of its site in Decatur, Alabama, including a portion of the site where wastes were buried (the "Burial Site"). Should the EPA decide to order remediation, the remaining monitoring, legal and other costs are estimated to be $1.0 million. The Company is currently awaiting comments and approval from the EPA on a Corrective Measures Study ("CMS") that Henley (a former owner of the facility) had submitted to the EPA regarding the Burial Site. The cost to the Company to comply with the CMS, as currently presented, will not have a material adverse effect on the Company's business, financial condition or results of operations.

Ardmore, Tennessee

On December 28, 1995, the Company entered into a Consent Order and Agreement with the Tennessee Division of Superfund (the "Tennessee Division"), relating to the Ardmore, Tennessee facility (the "Ardmore facility"), under which the Company agreed to conduct a preliminary investigation regarding whether volatile organics detected in and near the municipal drinking water supply are related to the Ardmore facility and, if necessary, to undertake an appropriate response. That investigation has disclosed contamination, including elevated concentrations of certain volatile organic compounds, in the shallow residuum groundwater zone at the Ardmore facility. Under the terms of the Consent Order and Agreement, the Company submitted a Remedial Investigation and Feasibility Study ("RI/FS") work plan, which was accepted by the Tennessee Division, and the Company has initiated the RI/FS. Based on the available information, the Company preliminarily estimates a range of between $373,000 and $1,173,000 to complete the investigation and remediation of this site.

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

Greenville, Mississippi

Following the Company's acquisition of its Greenville, Mississippi facility (the "Greenville facility"), a preliminary investigation disclosed volatile organic contaminants in soil and groundwater at the site. Based on further investigation, it appears that the contamination has not spread off-site. The Company entered into a Consent Order with the Mississippi Department of Environmental Quality (the "MDEQ") for a pilot study program which will help determine the effectiveness of certain technology tentatively identified for remediation and which will also help define the scope of remediation for the site. The pilot study program concluded on June 1, 1997. The Company entered into a final consent agreement with the MDEQ on July 15, 1997. Remediation efforts began in the third quarter of 1997 and are expected to take approximately three years. However, there can be no assurance that remediation efforts will be allowed to be discontinued after three years, and operations, maintenance and other expenses of the remediation system may continue for a longer period of time. Through October 3, 1998, applicable costs of testing and remediation required at the Greenville facility have been shared with the former owners of the facility pursuant to the terms of an Escrow Agreement established at the time the facility was acquired. Subsequent to October 3, 1998, the Company released the former owners of the facility from liability related to the remediation of the Greenville facility following the receipt of a $145,000 settlement payment. The Company estimates the remaining investigative and remedial costs could total $418,000 under the remediation plan the Company adopted, but these costs could increase if additional remediation is required.

Jackson, Tennessee

In connection with the Company's acquisition of its Jackson, Tennessee facility (the "Jackson facility"), a preliminary investigation disclosed soil and/or groundwater contamination at this site. The Company has performed a Phase I Environmental Audit and identified the existence of volatile organic contaminants; however, the extent of any such contamination has not been fully determined. Investigation at the site is being conducted pursuant to a consent order with the State of Tennessee by a prior owner of the property. Based on currently available information, the Company preliminarily estimates that remediation costs could amount up to $740,000. However, certain of the remediation costs may be reimbursed pursuant to the terms of an indemnification agreement between the Company and the previous owners of the Jackson facility.

Other

The Company has been identified by the EPA as one of a number of PRPs at Superfund sites in Athens, Alabama and in Criner, Oklahoma. The Company believes that its potential liability with respect to these Superfund sites is not material. There can be no assurance, however, that the Company will not be named a PRP at additional Superfund sites in the future, or that the costs associated with those sites would not be substantial.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). This statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. Statement 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes special accounting for the following three different types of hedges: changes in the fair value of assets and liabilities of firm commitments, hedges of the variable cash flows of forecasted transactions, and hedges of foreign currency exposures of net investments in foreign operations. Though the accounting treatment and criteria for each of the three types of hedges is unique, they all result in recognizing offsetting changes in value or cash flows of both the hedge and hedged item in earnings in the same period. Changes in the fair value of derivatives that do not meet the criteria of one of these three categories of hedges are included in earnings in the period of the change. Statement 133 is effective for fiscal years beginning after June 15, 1999, but early adoption is allowed. Adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in quantitative or qualitative disclosures about market risk during the first quarter of 1999.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   There were no material legal proceeding developments during the three-month period ended April 3, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

      10.1* Form of Amended and Restated Change in Control, Severance and
            Non-Competition Agreement for Executive Officers

      10.2* Long-Term Incentive Plan

      10.3* Annual Performance Incentive Plan

      27    Financial Data Schedule (for SEC use only)

  (b) Reports

      The Company filed no reports on Form 8-K during the three-month period ended April 3, 1999.


* Identifies each exhibit that is a "management contract or compensatory plan or arrangement" required to be included as an exhibit to this Form 10-Q.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Wolverine Tube, Inc.




By:  /s/ James E. Deason
    --------------------------------------
Name:  James E. Deason
Title: Executive Vice President, Chief Financial Officer,
       Secretary and Director

Dated: May 14, 1999