Form 10-Q
period 1999-07-03
WOLVERINE TUBE INC
filed 1999-08-11
CIK 821407

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 3, 1999


                                       OR

[ ]      Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from       to         .
                                                            -------   --------


                         Commission file number 1-12164
                                               ---------


                              WOLVERINE TUBE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                   63-0970812
     (State of Incorporation)                (IRS Employer Identification No.)

1525 Perimeter Parkway, Suite 210
Huntsville, Alabama                                         35806
----------------------------------------                  ----------
(Address of Principal Executive Offices)                  (Zip Code)


                                 (256) 353-1310
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date:

            Class                            Outstanding as of August 6, 1999
            -----                            --------------------------------
Common Stock, $0.01 Par Value                        13,322,864 Shares

                                    FORM 10-Q

                                QUARTERLY REPORT

                                TABLE OF CONTENTS


                                                PART I

                                                                                         Page No.
Item 1. Financial Statements

        Condensed Consolidated Statements of Income (Unaudited)--
        Three-Month and Six-Month Periods Ended July 3, 1999 and July 4, 1998..................1

        Condensed Consolidated Balance Sheets (Unaudited)-- July 3, 1999 and
        December 31, 1998......................................................................2

        Condensed Consolidated Statements of Cash Flows (Unaudited)--
        Six-Month Periods Ended July 3, 1999 and July 4, 1998..................................3

        Notes to Condensed Consolidated Financial Statements (Unaudited).......................4

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations..................................................................8

Item 3. Quantitative and Qualitative Disclosures About Market Risk............................16

                                               PART II

Item 1. Legal Proceedings.....................................................................18

Item 4. Submission of Matters to a Vote of Security Holders...................................18

Item 6. Exhibits and Reports on Form 8-K......................................................19

ITEM 1. FINANCIAL STATEMENTS

WOLVERINE TUBE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands except share amounts)

                                                             Three-month period ended:      Six-month period ended:
                                                            JULY 3, 1999   July 4, 1998   JULY 3, 1999  July 4, 1998
--------------------------------------------------------------------------------------------------------------------
Net sales                                                     $ 164,317      $ 169,640      $ 325,162      $ 339,939
Cost of goods sold                                              140,198        143,975        278,931        289,479
--------------------------------------------------------------------------------------------------------------------
Gross profit                                                     24,119         25,665         46,231         50,460
Selling, general and administrative expenses                      7,394          6,114         14,779         12,549
--------------------------------------------------------------------------------------------------------------------
Income from operations                                           16,725         19,551         31,452         37,911
Other expenses:
     Interest expense                                             3,170          1,202          6,298          2,788
     Amortization and other, net                                    338            190            583            435
--------------------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative effect of
     accounting change                                           13,217         18,159         24,571         34,688
Income taxes                                                      4,626          6,491          8,760         12,445
--------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of accounting change              8,591         11,668         15,811         22,243
Cumulative effect of accounting change
     (net of tax benefit of $2,211)                                  --             --          5,754             --
--------------------------------------------------------------------------------------------------------------------
Net income                                                        8,591         11,668         10,057         22,243
Less preferred stock dividends                                      (70)           (70)          (140)          (140)
--------------------------------------------------------------------------------------------------------------------
Net income applicable to common shares                        $   8,521      $  11,598      $   9,917      $  22,103
====================================================================================================================
Earnings per common share--basic:
     Income before cumulative effect of accounting change     $    0.64      $    0.82      $    1.17      $    1.57
     Cumulative effect of accounting change                          --             --          (0.43)            --
--------------------------------------------------------------------------------------------------------------------
Net income per common share--basic                            $    0.64      $    0.82      $    0.74      $    1.57
====================================================================================================================
Basic weighted average number of common shares                   13,373         14,112         13,369         14,099
====================================================================================================================
Earnings per common share--diluted:
     Income before cumulative effect of accounting change     $    0.63      $    0.81      $    1.16      $    1.55
     Cumulative effect of accounting change                          --             --          (0.43)            --
====================================================================================================================
Net income per common share--diluted                          $    0.63      $    0.81      $    0.73      $    1.55
--------------------------------------------------------------------------------------------------------------------
Diluted weighted average number of common and common
     equivalent shares                                           13,544         14,317         13,532         14,295
====================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

WOLVERINE TUBE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share amounts)

                                                                             JULY 3,        December 31,
                                                                              1999              1998
---------------------------------------------------------------------------------------------------------
                                                                           (Unaudited)        (Note)
ASSETS
Current assets
     Cash and equivalents                                                   $  74,287        $  78,899
     Accounts receivable, net                                                  85,960           66,231
     Inventories                                                              100,004          108,134
     Prepaid expenses and other                                                 1,626            1,094
---------------------------------------------------------------------------------------------------------
Total current assets                                                          261,877          254,358
Property, plant and equipment, net                                            195,671          197,708
Deferred charges and intangible assets, net                                    88,343           87,984
Assets held for resale                                                          2,989            2,989
Prepaid pensions                                                                6,095            6,379
---------------------------------------------------------------------------------------------------------
Total assets                                                                $ 554,975        $ 549,418
=========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable                                                       $  36,196        $  38,653
     Accrued liabilities                                                        9,792           12,584
     Deferred income taxes                                                      3,015            3,018
---------------------------------------------------------------------------------------------------------
Total current liabilities                                                      49,003           54,255
Deferred income taxes                                                          26,186           25,903
Long-term debt                                                                215,408          215,689
Postretirement benefit obligations                                             11,391           11,606
Accrued environment remediations                                                2,781            3,002
---------------------------------------------------------------------------------------------------------
Total liabilities                                                             304,769          310,455

Redeemable cumulative preferred stock, par value $1 per share; 20,000
     shares issued and outstanding at July 3, 1999 and December 31, 1998        2,000            2,000

Stockholders' equity
     Cumulative preferred stock, par value $1 per share; 500,000
         shares authorized                                                         --               --
     Common stock, par value $0.01 per share; 40,000,000 shares authorized, 14,187,364 and 14,147,060 shares issued as of
         July 3, 1999 and December 31, 1998, respectively                         142              141
     Additional paid-in capital                                               102,022          101,514
     Retained earnings                                                        177,347          167,430
     Accumulated other comprehensive income                                   (12,073)         (15,494)
     Treasury stock at cost                                                   (19,232)         (16,628)
---------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                    248,206          236,963
---------------------------------------------------------------------------------------------------------
Total liabilities, redeemable cumulative preferred stock and
     stockholders' equity                                                   $ 554,975        $ 549,418
=========================================================================================================

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

See Notes to Condensed Consolidated Financial Statements.

WOLVERINE TUBE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                                                    Six-month period ended:
                                                                                 JULY 3, 1999     July 4, 1998
----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                          $ 10,057        $ 22,243
Adjustments to reconcile net income to net cash provided by
     operating activities:
     Depreciation and amortization                                                     7,834           8,923
     Cumulative effect of accounting change                                            5,754              --
     Changes in operating assets and liabilities:
         Accounts receivable                                                         (19,291)        (20,537)
         Inventories                                                                   9,111           2,268
         Prepaid expenses and other                                                   (1,326)         (1,029)
         Accounts payable                                                             (2,768)         (6,868)
         Accrued liabilities including pension, postretirement
             benefit and environmental                                                  (850)          4,521
----------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                              8,521           9,521

INVESTING ACTIVITIES
Additions to property, plant and equipment                                           (11,196)        (13,930)
Acquisition of business assets                                                            --         (27,017)
Other                                                                                   (340)            (76)
----------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                                (11,536)        (41,023)

FINANCING ACTIVITIES
Net borrowings from revolving credit facility                                             --          29,281
Issuance of common stock                                                                 509             773
Principal payments on long-term debt                                                    (335)           (351)
Purchase of treasury stock                                                            (2,604)             --
Dividends paid                                                                          (140)           (140)
----------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                                      (2,570)         29,563
Effect of exchange rate on cash and equivalents                                          973            (864)
----------------------------------------------------------------------------------------------------------------
Net decrease in cash and equivalents                                                  (4,612)         (2,803)
Cash and equivalents beginning of period                                              78,899          15,096
----------------------------------------------------------------------------------------------------------------
Cash and equivalents end of period                                                  $ 74,287        $ 12,293
================================================================================================================

See Notes to Condensed Consolidated Financial Statements

WOLVERINE TUBE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 3, 1999
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of significant intercompany accounts and transactions. The accompanying condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying condensed consolidated financial statements (and all information in this report) have not been examined by independent auditors; but, in the opinion of management, all adjustments, which consist of normal recurring accruals necessary for a fair presentation of the results for the periods, have been made. The results of operations for the three and six-month period ended July 3, 1999 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

During the implementation of the Company's new information systems, the Company reviewed the estimated useful lives of its property, plants and equipment. This evaluation revealed that certain equipment was being depreciated over periods of time which were shorter than their respective useful lives. Accordingly, a change in estimate was made to the estimated useful lives of certain equipment, which resulted in an increase of approximately $722,000 in net income in the three and six-month periods ended July 3, 1999. The effect of this change in estimate on the net income for the year ended December 31, 1999 is expected to be approximately $1,444,000.

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

The Company has accrued environmental remediation costs of $2,781,000 as of July 3, 1999, consisting primarily of $32,000 for estimated remediation costs for the London and Fergus, Canada facilities, $946,000 for the Decatur, Alabama facility, $300,000 for the Greenville,

Mississippi facility, $740,000 for the Jackson, Tennessee facility and an aggregate of $763,000 for the Ardmore, Tennessee facility and the Shawnee, Oklahoma facility (with respect to the Double Eagle Refinery site). Based on information currently available, the Company believes that the costs of these matters are not reasonably likely to have a material adverse effect on the Company's business, financial condition or results of operations.

NOTE 3. INVENTORIES

Inventories are as follows:

                                             JULY 3, 1999     December 31, 1998
----------------------------------------------------------------------------------
                                                      (In thousands)
Finished products                              $ 21,374            $ 22,740
Work-in-process                                  25,601              28,401
Raw materials and supplies                       53,029              56,993
----------------------------------------------------------------------------------
                                               $100,004            $108,134
==================================================================================

NOTE 4. INTEREST EXPENSE, NET

         Interest expense is net of interest income and capitalized interest of $1,040,000 and $537,000 for the three-month periods ended July 3, 1999 and July 4, 1998, respectively, and $2,162,000 and $889,000 for the six-month periods ended July 3, 1999 and July 4, 1998, respectively.

NOTE 5. LONG-TERM DEBT

The Company's unsecured $200 million Revolving Credit Facility (the "Facility")
(i) provides for an aggregate available revolving credit facility of $200 million, including a $20 million sub-limit facility available to Wolverine Tube (Canada) Inc., (ii) matures in full in April 2002, and (iii) provides for a floating base interest rate that is, at the Company's election, either (a) the higher of the federal funds effective rate plus 0.50% or the prime rate, or (b) LIBOR plus a specified margin of 0.25% to 0.875%. As of July 3, 1999, the Company had approximately $67 million in outstanding borrowings and obligations under the Facility and approximately $133 million in additional borrowing availability thereunder.

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

NOTE 6. COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of Statement 130 had no impact on the Company's net income or stockholders' equity. Statement 130 requires unrealized gains or losses on the Company's foreign currency translation adjustments, which prior to the adoption of Statement 130 were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement
130. During the second quarters of 1999 and 1998, total comprehensive income amounted to $10,523,000 and $8,884,000, respectively. For the first six months of 1999 and 1998, total comprehensive income amounted to $13,478,000 and $19,921,000.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                         Commercial     Wholesale       Other     Consolidated
                                      -----------------------------------------------------------
                                                             (In thousands)
QUARTER ENDED JULY 3, 1999
     SALES                                $113,764       $31,310       $19,243       $164,317
     GROSS PROFIT                           16,366         6,359         1,394         24,119

Quarter ended July 4, 1998
    Sales                                 $125,639       $27,426       $16,575       $169,640
    Gross profit                            23,253         1,466           946         25,665

                                         Commercial     Wholesale       Other     Consolidated
                                      -----------------------------------------------------------
                                                             (In thousands)
SIX-MONTH PERIOD ENDED JULY 3, 1999
     SALES                                $226,827       $57,503       $40,832       $325,162
     GROSS PROFIT                           32,961        10,440         2,830         46,231

Six-month period ended July 4, 1998
    Sales                                 $248,024       $58,529       $33,386       $339,939
    Gross profit                            44,457         4,661         1,342         50,460

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

NOTE 9. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                           Three-month period ended:       Six-month period ended:
                                                          JULY 3, 1999   July 4, 1998    JULY 3, 1999   July 4, 1998
--------------------------------------------------------------------------------------------------------------------
                                                                     (In thousands, except per share data)
Income before cumulative effect of accounting change        $  8,591        $ 11,668        $ 15,811        $ 22,243
Cumulative effect of accounting change
       (net of income tax benefit)                                --              --           5,754              --
--------------------------------------------------------------------------------------------------------------------
Net income                                                     8,591          11,668          10,057          22,243
Preferred dividends                                              (70)            (70)           (140)           (140)
====================================================================================================================
Net income applicable to common shares                      $  8,521        $ 11,598        $  9,917        $ 22,103
====================================================================================================================

Basic weighted common shares outstanding                      13,373          14,112          13,369          14,099
Employee stock options                                           171             205             163             196
--------------------------------------------------------------------------------------------------------------------
Diluted weighted average common and common equivalent
       shares outstanding                                     13,544          14,317          13,532          14,295
====================================================================================================================

Earnings per share-basic:
Income before cumulative effect of accounting change        $   0.64        $   0.82        $   1.17        $   1.57
Cumulative effect of accounting change                            --              --           (0.43)             --
--------------------------------------------------------------------------------------------------------------------
Net income per common share                                 $   0.64        $   0.82        $   0.74        $   1.57
====================================================================================================================

Earnings per share-diluted:
Income before cumulative effect of accounting change        $   0.63        $   0.81        $   1.16        $   1.55
Cumulative effect of accounting change                            --              --           (0.43)             --
--------------------------------------------------------------------------------------------------------------------
Net income per common share                                 $   0.63        $   0.81        $   0.73        $   1.55
====================================================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED JULY 3, 1999 COMPARED TO THREE-MONTH PERIOD ENDED JULY 4, 1998

For the three-month period ended July 3, 1999 consolidated net sales were $164.3 million, compared with $169.6 million in the three-month period ended July 4, 1998. The decrease in sales for the three-month period this year versus last year was primarily attributable to a decrease in the average price of copper and a decline in demand for the Company's higher-margin technical tube products, but was partially offset by an increase in pounds of product shipped and fabrication charges. The cost of copper is generally passed along to the Company's customers and is included in the cost of goods sold. The average COMEX price of copper was $0.67 per pound in the most recent three-month period, compared with $0.78 per pound in the same period a year ago. The primary impact to the Company of lower copper prices is lower net sales and cost of goods sold. The Company uses various strategies to minimize the effect of copper prices on the Company's earnings.

Total pounds shipped for the three-month period of 1999 increased by 3.2 million pounds to 99.7 million pounds, compared with 96.5 million pounds in the three-month period a year ago. Shipments of commercial tube products decreased 3.7%, primarily as a result of decreased shipments of technical tube products as discussed above. Technical tube shipments decreased from prior year levels as the Company experienced a significant, unexpected decline in demand for these products from major customers. Shipments of the Company's wholesale products for the three-month period of 1999 increased 11.7% to 23.7 million pounds, primarily as a result of increased unit fabrication charges in the United States market. Rod, bar and strip product shipments for the three-month period of 1999 increased 21.3% from the three-month period a year ago as shipments of strip products to the Canadian mint increased.

Consolidated gross profit decreased 6.2% to $24.1 million in the three-month period of 1999 compared to $25.7 million in the three-month period of 1998. This decrease was primarily the result of decreased shipments of technical tube that are included in commercial products, which are generally the Company's highest margin products. In addition, higher costs associated with the slower-than-anticipated ramp-up of the Jackson, Tennessee facility affected gross profit to a lesser extent. Increased shipments of wholesale products and rod, bar and strip products partially offset the reduction of gross profit resulting from the decreased shipments of technical tube.

Consolidated selling, general and administrative expenses for the three-month period of 1999 were $7.4 million, as compared to $6.1 million in the three-month period of 1998. This increase was primarily the result of incremental depreciation on the Company's new research and development center, information systems software, increased employee compensation expenses relating to performance incentives and relocation costs and increased foreign currency losses.

Consolidated net interest expense for the three-month period in 1999 increased to $3.2 million from $1.2 million in the three-month period of 1998. This increase was primarily the result of increased interest expense associated with the issuance of the Company's $150 million in principal amount of 7 3/8% Senior Notes due 2008 in August 1998.

The effective tax rate for the three-month period ended July 3, 1999 was 35.0%, compared with 35.7% in the three-month period in 1998. The reduction in the effective tax rate is primarily the result of tax benefits related to the Shanghai, China facility.

Consolidated net income for the three-month period of 1999 was $8.6 million, or $0.63 per diluted share and $0.64 per basic share, compared to $11.7 million or $0.81 per diluted share and $0.82 per basic share, in the three-month period a year ago.

SIX-MONTH PERIOD ENDED JULY 3, 1999 COMPARED TO SIX-MONTH PERIOD
ENDED JULY 4, 1998

For the six-month period ended July 3, 1999 consolidated net sales were $325.2 million, compared with $339.9 million in the six-month period ended July 4, 1998. The decrease in sales for the six-month period this year versus last year was primarily attributable to a decrease in the average price of copper and a decline in demand for the Company's higher-margin technical tube products, but was partially offset by an increase in pounds of product shipped and fabrication charges. The average COMEX price of copper was $0.65 per pound in the most recent six-month period, compared with $0.78 per pound in the same period a year ago. The primary impact to the Company of lower copper prices is lower net sales and cost of goods sold. The Company uses various strategies to minimize the effect of copper prices on the Company's earnings.

Total pounds shipped for the six-month period of 1999 increased by 5.1 million pounds to 197.2 million pounds, compared with 192.1 million pounds in the six-month period a year ago. Shipments of commercial tube products decreased 1.9%, primarily as a result of decreased shipments of technical tube products. As previously discussed, technical tube shipments have decreased from prior year levels as the Company experienced a significant, unexpected decline in demand for these products from its major customers. The decrease in commercial tube products was partially offset by increased shipments of industrial tube used in the residential air conditioning industry. Shipments of the Company's wholesale products for the six-month period of 1999 were unchanged from the prior year period. Rod, bar and strip product shipments for the six-month period of 1999 increased 27.5% from the six-month period a year ago as shipments of strip products to the Canadian mint increased during the six-month period of 1999.

Consolidated gross profit decreased 8.5% to $46.2 million in the six-month period of 1999 compared to $50.5 million in the six-month period of 1998. This decrease was primarily the result of decreased shipments of technical tube that are included in commercial products, which are generally the Company's highest margin products. In addition, costs associated with the slower-than-anticipated ramp-up of the Jackson, Tennessee facility affected gross profit to a lesser extent. Increased fabrication charges from wholesale products and rod, bar and strip products partially offset the reduction of gross profit resulting from the decreased shipments of technical tube.

Consolidated selling, general and administrative expenses for the six-month period of 1999 were $14.8 million, as compared to $12.5 million in the six-month period of 1998. This increase was primarily the result of incremental depreciation on the Company's new research and development center and information systems software, increased employee compensation expenses relating to performance incentives and relocation costs, foreign currency losses and increased marketing and professional fees.

Consolidated net interest expense for the six-month period in 1999 increased to $6.3 million from $2.8 million in the six-month period of 1998. This increase was primarily the result of increased interest expense associated with the issuance of $150 million in principal amount of 7 3/8% Senior Notes due 2008 in August 1998.

The effective tax rate for the six-month period ended July 3, 1999 was 35.7%, compared with 35.9% in the six-month period in 1998. The reduction in the effective tax rate is primarily the result of tax benefits related to the Shanghai, China facility in the second quarter of 1999.

During the six-month period of 1999, the Company recognized a charge for the cumulative effect of a change in accounting principle of $8 million pre-tax ($5.8 million after tax). The Company adopted the American Institute of Certified Public Accountants Statement of Position 98-5, Reporting on the Costs of Start-Up Activities (the "Statement"). The implementation of the Statement required the Company to write-off the remaining start-up costs relating primarily to the Company's Roxboro, North Carolina, Jackson, Tennessee and Shanghai, China facilities.

Consolidated net income for the six-month period of 1999 was $10.1 million, or $0.73 per diluted share and $0.74 per basic share, compared to $22.2 million or $1.55 per diluted share and $1.57 per basic share, in the six-month period a year ago. Income before the cumulative effect of an accounting change in the six-month period of 1999 was $15.8 million, or $1.16 per diluted share and $1.17 per basic share.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaled $8.5 million in the first six months of 1999 compared to $9.5 million in the first six months of 1998. The decrease in cash provided by operations in the first six months of 1999 was primarily due to decreased net income exclusive of the cumulative effect of the accounting change, which was partially offset by a decrease in inventory. The $19.3 million increase in net accounts receivable from December 31, 1998 was primarily due to increased sales over year-end 1998 levels.

The Company's $200 million unsecured credit agreement (the "Credit Agreement")
(i) provides for an aggregate available revolving credit facility of $200 million, including a $20 million sub-limit facility available to Wolverine Tube (Canada) Inc., (ii) matures in full in April 2002, and (iii) provides for a floating base interest rate that is, at the Company's election, either (a) the higher of the federal funds effective rate plus 0.50% or the prime rate, or (b) LIBOR plus a specified margin of 0.25% to 0.875%. As of July 3, 1999 the Company had approximately $67 million in outstanding borrowings and obligations under the Credit Agreement and approximately $133 million in additional borrowing availability thereunder.

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

Capital expenditures were $11.2 million for the first six months of 1999 compared to $13.9 million for the first six months of 1998. The Company currently expects to spend approximately $27 million in the aggregate in 1999 under its existing capital program. The Company believes that it will be able to satisfy its existing working capital needs, interest obligations, stock repurchases and capital expenditure requirements with cash flow from operations and funds available from the Credit Agreement.

IMPACT OF YEAR 2000

The Company utilizes a number of computer software programs and operating systems throughout its organization, including applications used in order processing, shipping and receiving, accounts payable and receivable processing, financial reporting and various other administrative functions. The Company recognizes the need to ensure that its operations will not be adversely impacted by applications and processing issues related to the upcoming calendar year 2000 (the "Year 2000 Issue"). The Year 2000 Issue is the result of computer programs that have been written to recognize two-digit, rather than four-digit, date codes to define the applicable year. To the extent that the Company's software applications contain source codes that are unable to appropriately interpret a code using "00" as the upcoming year 2000 rather than 1900, the Company could experience system failures or miscalculations that could disrupt operations and cause a temporary inability to process transactions, send and process invoices or engage in similar normal business activities.

Based on an assessment of its systems during 1998, the Company determined that it would be required to modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that with modifications to its existing software and certain conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. In addition, the Company's systems and operations are dependent, in part, on interaction with systems operated or provided by vendors or other third-parties, and the Company has surveyed substantially all of those parties about their progress in identifying and addressing problems that their computer systems may face in connection with the Year 2000 Issue. The Company believes that it has no exposure for contingencies related to the Year 2000 Issue for the products it has sold.

The Company's plan to address the Year 2000 Issue (the "Plan") identifies exposure in three areas: information technology, operating equipment with embedded chips or software, and third-party vendors. In addition, the Plan involves the following four phases for each of the exposure areas: assessment, remediation, testing and implementation. With respect to information technology, the Company has fully completed its assessment of this area. This assessment indicated that most of the Company's significant information technology systems could be affected, particularly the general ledger, billing, payables and inventory systems. To date, the Company is 98% complete on the remediation phase for the information technology area and expects to complete software reprogramming and replacement no later than August 15, 1999. Once software is reprogrammed or replaced, the Company will begin testing and implementation. These phases run concurrently for multiple systems. To date the Company has completed 95% of its testing and has implemented 98% of its remediation systems. Completion of the testing phase for all significant systems is expected by September 30, 1999, with all remediation and implementation of systems expected to be fully tested and operational by October 1, 1999.

The Company is completing the assessment and remediation phases for its operating equipment with embedded chips or software. As the assessment phase continues, the Company will begin to develop and implement any necessary remediation efforts with the manufacturers or servicers of the operating equipment. The remediation phase was completed June 30, 1999. Testing and implementation of affected equipment is expected to be completed by September 30, 1999.

The assessment of third-party vendors and customers and their exposure to the Year 2000 Issue is 100% complete for systems that directly interface with the Company and 100% complete for all other material exposure. The Company has completed surveying all significant third-parties with whom it conducts business, has completed remediation efforts on the effected systems and has completed the testing and implementation phases. The Company has queried its significant suppliers that do not share any information systems with the Company ("external agents"). To date, the Company is not aware of any external agent with a Year 2000 Issue that would materially impact the Company's business, financial condition or results of operations. The Company, however, has no means of ensuring that external agents will be Year 2000 compliant. The inability of external agents to complete their Year 2000 resolution processing in a timely fashion could materially impact the Company's business, financial condition or results of operations. The effect of non-compliance by external agents is not determinable by the Company.

The Company is utilizing both internal and external resources to reprogram, or replace, and test its software for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $6.4 million and is being funded through operating cash flows. Of the total project cost, approximately $6.2 million is attributable to the purchase of new software, which is being capitalized. The remaining $0.2 million, which is being expensed as incurred, is not expected to have a material effect on the Company's business, financial condition or results of operations. To date, the Company has incurred approximately $6.0 million in costs related to the assessment, remediation and implementation efforts in its Year 2000 modification project, the development of the plan for the purchase of new systems and systems modifications. The Company has engaged an independent consultant (the "Consultant") to review the adequacy, completeness and feasibility of the Plan. The Consultant has made recommendations that the Company is currently considering regarding improvements to the Plan. After the Company completes the review and responds to these recommendations, the Consultant will review the Company's responses to these recommendations and will continue to monitor the Company's execution of the Plan. The Company currently has no contingency plans in place in the event that it does not complete all phases of the Year 2000 remediation program. The Company plans to evaluate the status of completion in August of 1999 and develop contingency planning.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain of the statements and subject areas contained herein in "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are not based on historical or current facts deal with or may be impacted by potential future circumstances and developments. Such statements and the discussion of such subject areas involve, and are therefore qualified by, the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from the Company's actual future experience involving any one or more of such subject areas. The Company has attempted to identify, in context, certain of the factors that it currently believes may cause actual future experience and results to differ from current expectations regarding the relevant statement or subject area. The Company's operations and results may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified herein, including but not limited to, cyclicality and seasonality in the industries to which the Company sells its products, the impact of competitive products and pricing, extraordinary fluctuations in the pricing and supply of the Company's raw materials, volatility of commodities markets, unanticipated developments in the areas of environmental compliance, unanticipated developments in the process of assessing and addressing issues relating to the year 2000 issue and other risks and uncertainties identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

ENVIRONMENTAL

The Company's facilities and operations are subject to extensive environmental laws and regulations. During the three-month period ended July 3, 1999, the Company spent approximately $0.2 million on environmental matters which included remediation costs, monitoring costs and legal and other costs. The Company has a reserve of approximately $2.8 million for environmental remediation costs which is reflected in the Company's Condensed Consolidated Balance Sheet. Based upon information currently available, the Company believes that the costs of the environmental matters described below are not reasonably likely to have a material adverse effect on the Company's business, financial condition or results of operations.

Oklahoma City, Oklahoma

The Company is one of a number of Potentially Responsible Parties ("PRPs") named by the United States Environmental Protection Agency (the "EPA") with respect to the soil and groundwater contamination at the Double Eagle Refinery Superfund site in Oklahoma City, Oklahoma. The costs associated with the cleanup of this site will be entirely borne by the PRP group (the "Group"), as the site owner has filed for bankruptcy protection. In March 1993, twenty-three PRP's named with respect to the soil contamination of the site, including the Company, submitted a settlement offer to the EPA. Settlement negotiations between the Group and the EPA are continuing, and a settlement and consent order is currently being contemplated among the PRPs, the EPA and the State of Oklahoma which would provide for each PRP's liability to be limited to a prorata share of an aggregate amount based on the EPA'a worst-case cost scenario to remediate the site. Under the current proposal, the Company's settlement amount is estimated to be $390,000.

Decatur, Alabama

The Company is subject to an order under Section 3008(h) of the Resource Conservation and Recovery Act to perform a facilities investigation of its site in Decatur, Alabama, including a portion of the site where wastes were buried (the "Burial Site"). Should the EPA decide to order remediation, the remaining monitoring, legal and other costs are estimated to be $946,000. The Company is currently awaiting comments and approval from the EPA on a Corrective Measures Study ("CMS") that Henley (a former owner of the facility) had submitted to the EPA regarding the Burial Site. The cost to the Company to comply with the CMS, as currently presented, will not have a material adverse effect on the Company's business, financial condition or results of operations.

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

Greenville, Mississippi

Following the Company's acquisition of its Greenville, Mississippi facility (the "Greenville facility"), a preliminary investigation disclosed volatile organic contaminants in soil and groundwater at the site. Based on further investigation, it appears that the contamination has not spread off-site. The Company entered into a Consent Order with the Mississippi Department of Environmental Quality (the "MDEQ") for a pilot study program which will help determine the effectiveness of certain technology tentatively identified for remediation and which will also help define the scope of remediation for the site. The pilot study program concluded on June 1, 1997. The Company entered into a final consent agreement with the MDEQ on July 15, 1997. Remediation efforts began in the third quarter of 1997 and are expected to take approximately three years. However, there can be no assurance that remediation efforts will be allowed to be discontinued after three years, and operations, maintenance and other expenses of the remediation system may continue for a longer period of time. Through October 3, 1998, applicable costs of testing and remediation required at the Greenville facility had been shared with the former owners of the facility pursuant to the terms of an Escrow Agreement established at the time the facility was acquired. Subsequent to October 3, 1998, the Company released the former owners of the facility from liability related to the remediation of the Greenville facility following the receipt of a $145,000 settlement payment. The Company estimates the remaining investigative and remedial costs could total $300,000 under the remediation plan the Company adopted, but these costs could increase if additional remediation is required.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS

The Company is exposed to various market risks, including interest rates and derivative commodity instruments. The Company enters into financial instruments to manage and reduce the impact of changes in interest rates and commodity prices.

INTEREST RATE SWAP AGREEMENTS

The Company enters into interest rate swap agreements to modify the interest characteristics of its outstanding debt. Each interest rate swap agreement is designated as a hedge with the principal balance and term of a specific debt obligation. These agreements involve the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the agreement, without an exchange of the notional amount on which the payments are based. The differential to be paid as interest rates change is accrued and recognized as an adjustment of interest expense related to debt (the accrual accounting method). The fair value of the swap agreements and changes in the fair value as a result of changes in market interest rates are not recognized in the financial statements. The Company is party to one interest rate swap agreement. The estimated fair value of this interest rate swap has materially changed as interest rates have changed since year-end 1998. The estimated fair value of this interest rate swap was a net payable of $3.2 million at December 31, 1998 and a net payable of $1.2 million at July 3, 1999. A one-percent decrease in the 30-day LIBOR rate would increase the amount payable to approximately $3.2 million.

DERIVATIVE COMMODITY INSTRUMENTS

In connection with the purchase of certain raw materials, principally copper, on behalf of certain customers for future manufacturing requirements, the Company has entered into commodity-forward contracts as deemed appropriate for these customers to reduce the Company's risk of future price increases. These forward contracts are accounted for as hedges and, accordingly, gains and losses are deferred and recognized in cost of sales as part of the product cost. The amount of forward contracts and their respective fair value have materially changed since year-end 1998 primarily due to changes in copper prices. At December 31, 1998 the Company had entered into contracts hedging certain future commodity purchases through December 31, 2000 of approximately $42.1 million. The estimated fair value of these outstanding contracts was approximately $37.5 million at December 31, 1998. At July 3, 1999 the Company had entered into contracts hedging certain future commodity purchases through December 31, 2000 of approximately $36.0 million. The estimated fair value of these outstanding contracts was approximately $38.3 million at July 3, 1999. A 10% adverse change in commodity prices at July 3, 1999 would decrease the fair value of these outstanding contracts to $34.5 million.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There were no material legal proceeding developments during the three-month period ended July 3, 1999.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 20, 1999, the Company held its Annual Meeting of Stockholders. The matters voted on at the meeting and the results of these votes are as follows:

     1.  Election of Directors.

              Votes For              Votes Withheld
              ---------              --------------
             12,001,034                  72,003

     2. Amend the Company's 1993 Equity Incentive Plan to provide for an increase (i) in the maximum number of shares of Common Stock that may be issued or sold thereunder from 1,225,000 to 2,075,000, and (ii) in the maximum number of shares of Common Stock issuable pursuant to options or stock appreciation rights that may be granted to a participant during any calendar year from 60,000 to 125,000 shares of Common Stock.

              Votes For        Votes Against        Votes Abstained      Broker Non-Votes
              ---------        -------------        ---------------      ----------------
              8,712,006          2,040,851              18,369               1,301,811

     3. Amend the existing stock option plan for outside directors to (i) increase the maximum number of shares of Common Stock that may be issued thereunder from 105,000 to 185,000 shares, (ii) provide that, rather than limiting the formula grants of 1,000 options to be made only on the first four anniversaries of a non-employee director's initial election to the Board of Directors, such grants shall be made on each anniversary of such director's election to the Board of Directors, and (iii) allow for options to be granted to outside directors from time to time in lieu of retainer amounts or other compensation otherwise payable to the outside director.

              Votes For        Votes Against       Votes Abstained     Broker Non-Votes
              ---------        -------------       ---------------     ----------------
              9,941,685           808,790              20,751              1,301,811

     4. Appointment of Ernst & Young LLP as Independent Auditors.

              Votes For               Votes Against             Votes Abstained
              ---------               -------------             ---------------
             12,052,550                  10,069                     10,418

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.1 Third Amendment and Limited Waiver to Credit Agreement dated June 30, 1999, by and between the Company, Wolverine Tube (Canada) Inc. and the lenders named therein.

         10.2*    Agreement for Supplemental Executive Retirement Benefits.

         27.1     Financial Data Schedule (for SEC use only)

(b)      Reports

         The Company filed no reports on Form 8-K during the three-month period ended July 3, 1999.






--------

* Identifies exhibit that is a "management contract or compensatory plan or arrangement" required to be included as an exhibit to this Form 10-Q.

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

Dated:   August 11, 1999