Form 10-Q
period 1999-10-02
WOLVERINE TUBE INC
filed 1999-11-15
CIK 821407

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

    [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 2, 1999
                                                               ---------------

                                       OR

    [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period
           from              to              .
                -----------     -------------


                         Commission file number 1-12164
                                                -------

                              WOLVERINE TUBE, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)


                Delaware                            63-0970812
                --------                            ----------
        (State of Incorporation)          (IRS Employer Identification No.)


1525 Perimeter Parkway, Suite 210
Huntsville, Alabama                                        35806
------------------------------------                       -----
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
                              YES [X]    NO [ ]

Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date:

              Class                         Outstanding as of November 10, 1999
              -----                         -----------------------------------
  Common Stock, $0.01 Par Value                      12,724,589 Shares

                                    FORM 10-Q

                                QUARTERLY REPORT

                                TABLE OF CONTENTS

                                                                                Page No.
                                     PART I
Item 1.       Financial Statements

              Condensed Consolidated Statements of Income (Unaudited)--
              Three-Month and Nine-Month Periods Ended
              October 2, 1999 and October 3, 1998......................................1

              Condensed Consolidated Balance Sheets (Unaudited)--
              October 2, 1999 and December 31, 1998....................................2

              Condensed Consolidated Statements of Cash Flows (Unaudited)--
              Nine-Month Periods Ended October 2, 1999 and October 3, 1998.............3

              Notes to Condensed Consolidated Financial Statements (Unaudited).........4

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations...................................................10

Item 3.       Quantitative and Qualitative Disclosures About Market Risk..............20

                                     PART II
Item 1.       Legal Proceedings.......................................................21

Item 6.       Exhibits and Reports on Form 8-K........................................21

ITEM 1.     FINANCIAL STATEMENTS


WOLVERINE TUBE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share amounts)


                                                           Three-month period ended:        Nine-month period ended:
                                                           October 2,     October 3,       October 2,      October 3,
                                                             1999            1998             1999            1998
---------------------------------------------------------------------------------------------------------------------
Net sales                                                  $164,766        $147,855        $489,928        $487,794
Cost of goods sold                                          161,278         129,459         440,209         418,938
---------------------------------------------------------------------------------------------------------------------
Gross profit                                                  3,488          18,396          49,719          68,856
Selling, general and administrative expenses                  7,966           6,128          22,745          18,677
Restructuring and other charges                              19,938          11,867          19,938          11,867
---------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                               (24,416)            401           7,036          38,312
Other expenses:
     Interest expense                                         3,319           1,808           9,617           4,596
     Amortization and other, net                                120             134             703             569
---------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes and cumulative            (27,855)         (1,541)         (3,284)         33,147
     effect of accounting change
Income tax provision (benefit)                              (10,751)           (707)         (1,991)         11,738
---------------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of                   (17,104)           (834)         (1,293)         21,409
     accounting change
Cumulative effect of accounting change                           --              --           5,754              --
     (net of tax benefit of $2,211)
---------------------------------------------------------------------------------------------------------------------
Net income (loss)                                           (17,104)           (834)         (7,047)         21,409
Less preferred stock dividends                                  (70)            (70)           (210)           (210)
---------------------------------------------------------------------------------------------------------------------
Net income (loss) applicable to common shares              ($17,174)          ($904)        ($7,257)       $ 21,199
=====================================================================================================================

Earnings per common share--basic:
     Income (loss) before cumulative effect of               ($1.32)         ($0.06)         ($0.12)          $1.50
         accounting change
     Cumulative effect of accounting change                      --              --           (0.43)             --
---------------------------------------------------------------------------------------------------------------------
Net income (loss) per common share--basic                    ($1.32)         ($0.06)         ($0.55)          $1.50
=====================================================================================================================
Basic weighted average number of common shares               13,003          14,133          13,247          14,110
=====================================================================================================================

Earnings per common share--diluted:
     Income (loss) before cumulative effect of               ($1.32)         ($0.06)         ($0.12)          $1.48
         accounting change
     Cumulative effect of accounting change                      --              --           (0.43)             --
---------------------------------------------------------------------------------------------------------------------
Net income (loss) per common share--diluted                  ($1.32)         ($0.06)         ($0.55)          $1.48
=====================================================================================================================
Diluted weighted average number of common and common
     equivalent shares                                       13,003          14,284          13,247          14,291
=====================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

WOLVERINE TUBE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share amounts)


                                                                                 October 2,         December 31,
                                                                                    1999                1998
---------------------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)            (Note)
ASSETS
Current assets
     Cash and equivalents                                                           $ 14,190            $ 78,899
     Accounts receivable, net                                                         99,017              66,231
     Inventories                                                                      89,788             108,134
     Refundable income taxes                                                          13,850                  --
     Prepaid expenses and other                                                          899               1,094
---------------------------------------------------------------------------------------------------------------------
Total current assets                                                                 217,744             254,358
Property, plant and equipment, net                                                   187,428             197,708
Deferred charges and intangible assets, net                                           92,848              87,984
Assets held for resale                                                                    --               2,989
Prepaid pensions                                                                       6,709               6,379
---------------------------------------------------------------------------------------------------------------------
Total assets                                                                        $504,729            $549,418
=====================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable                                                               $ 40,784            $ 38,653
     Accrued liabilities                                                              14,636              12,584
     Deferred income taxes                                                             1,575               3,018
     Credit facilities and other short-term borrowings                                11,228                  --
---------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                             68,223              54,255
Deferred income taxes                                                                 21,669              25,903
Long-term debt                                                                       176,411             215,689
Postretirement benefit obligations                                                    11,297              11,606
Accrued environment remediations                                                       2,725               3,002
---------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                    280,325             310,455

Minority interest                                                                      2,152                  --

Redeemable cumulative preferred stock, par value $1 per share;
     20,000 shares issued and outstanding at October 2, 1999 and
     December 31, 1998                                                                 2,000               2,000

Stockholders' equity
     Cumulative preferred stock, par value $1 per share; 500,000                          --                  --
         shares authorized
     Common stock, par value $0.01 per share; 40,000,000 shares                          142                 141
         authorized, 12,716,939 and 14,147,060 shares issued as of
         October 2, 1999 and December 31, 1998, respectively
     Additional paid-in capital                                                      102,022             101,514
     Retained earnings                                                               160,173             167,430
     Accumulated other comprehensive income                                          (12,508)            (15,494)
     Treasury stock at cost                                                          (29,577)            (16,628)
---------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                           220,252             236,963
---------------------------------------------------------------------------------------------------------------------
Total liabilities, minority interest, redeemable cumulative
     preferred stock and stockholders' equity                                       $504,729            $549,418
=====================================================================================================================

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

See Notes to Condensed Consolidated Financial Statements.

WOLVERINE TUBE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)



                                                                                     Nine-month period ended:
                                                                               October 2, 1999     October 3, 1998
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                                   ($ 7,047)            $21,409
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                                    11,933              13,172
     Deferred income taxes                                                            (5,923)                 --
     Non-cash portion of restructuring and other charges                              14,920               8,174
     Loss on disposal of assets                                                        1,024                  --
     Cumulative effect of accounting change                                            5,754                  --
     Changes in operating assets and liabilities:
         Accounts receivable                                                         (22,821)            (11,592)
         Inventories                                                                  19,709              (2,930)
         Refundable income taxes                                                     (13,850)                 --
         Prepaid expenses and other                                                      236                (958)
         Accounts payable                                                             (5,980)             (6,972)
         Accrued liabilities including pension, postretirement                         3,962               5,083
             benefit and environmental
---------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                              1,917              25,386

INVESTING ACTIVITIES
Additions to property, plant and equipment                                           (17,107)            (24,565)
Acquisition of business assets                                                        (6,689)            (33,280)
Other                                                                                     97                 (24)
---------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                               (23,699)            (57,869)

FINANCING ACTIVITIES
Financing fees                                                                            --              (1,686)
Net payments on revolving credit facility                                            (39,000)            (31,999)
Principal payments on long-term debt                                                    (335)               (351)
Proceeds from issuance of debt                                                         8,215             149,683
Issuance of common stock                                                                 509               1,177
Purchase of treasury stock                                                           (12,949)             (1,565)
Dividends paid                                                                          (210)               (210)
---------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) financing activities                                 (43,770)            115,049
Effect of exchange rate on cash and equivalents                                          843              (1,775)
---------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and equivalents                                      (64,709)             80,791
Cash and equivalents beginning of period                                              78,899              15,096
---------------------------------------------------------------------------------------------------------------------
Cash and equivalents end of period                                                   $14,190            $ 95,887
=====================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

WOLVERINE TUBE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 2, 1999
(Unaudited)

NOTE 1.    BASIS OF PRESENTATION


The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of significant intercompany accounts and transactions. The accompanying condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying condensed consolidated financial statements (and all information in this report) have not been examined by independent auditors; but, in the opinion of management, all adjustments, which consist of normal recurring accruals necessary for a fair presentation of the results for the periods, have been made. The results of operations for the three and nine-month period ended October 2, 1999 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1998.


The Company uses its internal operational reporting cycle for quarterly financial reporting.


CHANGE IN ESTIMATE


During the implementation of the Company's new information systems, the Company reviewed the estimated useful lives of its property, plants and equipment. This evaluation revealed that certain equipment was being depreciated over periods of time which were shorter than their respective useful lives. Accordingly, a change in estimate was made to the estimated useful lives of certain equipment, which resulted in an increase of approximately $370,000 in net income in the three month period ended October 2, 1999 and approximately $1,092,000 in net income in the nine-month period ended October 2, 1999. The effect of this change in estimate on the net income for the year ended December 31, 1999 is expected to be approximately $1,444,000.


ACQUISITIONS


In July 1999, the Company combined the assets of its Fergus, Ontario facility with certain of the assets of Ratcliffs Severn Ltd. to create the newly-formed joint entity of Wolverine Ratcliffs, Inc. ("WRI"). The Company owns 85.9% of WRI, and the remaining 14.1% is owned by Ratcliffs Severn Ltd. The accounts and results of operations of WRI have been combined with those of the Company since the date of acquisition using the purchase method of accounting.

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


The Company has accrued environmental remediation costs of $2,725,000 as of October 2, 1999, consisting primarily of $939,000 for the Decatur, Alabama facility, $302,000 for the Greenville, Mississippi facility, $742,000 for the Jackson, Tennessee facility and an aggregate of $742,000 for the Ardmore, Tennessee facility and the Shawnee, Oklahoma facility (with respect to the Double Eagle Refinery site). Based on information currently available, the Company believes that the costs of these matters are not reasonably likely to have a material adverse effect on the Company's business, financial condition or results of operations.


NOTE 3.    INVENTORIES


Inventories are as follows:

                                        October 2, 1999           December 31, 1998
-------------------------------------------------------------------------------------
                                                     (In thousands)
Finished products                             $13,525                   $ 22,740
Work-in-process                                20,530                     28,401
Raw materials and supplies                     55,733                     56,993
-------------------------------------------------------------------------------------
                                              $89,788                   $108,134
=====================================================================================

Approximately 61% and 71% of total inventories at October 2, 1999 and December 31, 1998 are stated on the basis of last-in, first-out ("LIFO") method. During the third quarter of 1999, liquidation of certain LIFO layers increased cost of goods sold by $8.1 million.


NOTE 4.    INTEREST EXPENSE, NET


Interest expense is net of interest income and capitalized interest of $889,000 and $1,693,000 for the three-month periods ended October 2, 1999 and October 3, 1998, respectively, and $3,050,000 and $2,582,000 for the nine-month periods ended October 2, 1999 and October 3, 1998, respectively.

NOTE 5.    DEBT


The Company's unsecured $200 million Revolving Credit Facility (the "Facility")
(i) provides for an aggregate available revolving credit facility of $200 million, including a $20 million sub-limit facility available to Wolverine Tube (Canada) Inc., (ii) matures in full in April 2002, and (iii) provides for a floating base interest rate that is, at the Company's election, either (a) the higher of the federal funds effective rate plus 0.50% or the prime rate, or (b) LIBOR plus a specified margin of 0.25% to 0.875%. As of October 2, 1999, the Company had approximately $30 million in outstanding borrowings and obligations under the Facility and approximately $170 million in additional borrowing availability thereunder.


The Company was party to an interest rate swap agreement which effectively fixed the interest rate on $65,000,000 in principal amount of floating rate borrowings provided under the Facility at a rate of 6.82% plus the specified margin of 0.25% to 1.00%. This agreement was to expire on May 7, 2002 and was based on the three-month LIBOR. This interest rate swap was accounted for as a hedge; the differential to be paid as interest rates change was accrued and recognized as an adjustment to interest expense. In September 1999, the Company entered into a cancellation agreement that terminated the interest rate swap. The resulting loss on termination, $810,000, was included in restructuring and other charges in the condensed consolidated statement of income.


In August 1998, the Company issued $150 million in principal amount of 7-3/8% Senior Notes (the "Notes") due August 1, 2008. The Notes were issued pursuant to an Indenture, dated as of August 4, 1998, between the Company and First Union National Bank, as Trustee. The Notes (i) have interest payment dates on February 1 and August 1 of each year, commencing February 1, 1999, (ii) are redeemable at the option of the Company at a redemption price equal to the greater of (a) 100% of the principal amount of the Notes to be redeemed, or (b) the sum of the present value of the remaining scheduled payments of principal and interest thereon from the redemption date to the maturity date, discounted to the redemption date on a semiannual basis at a rate based upon the yield of the specified treasury securities plus 25 basis points, plus, in each case, accrued interest thereon to the date of redemption, (iii) are senior unsecured obligations of the Company and are pari passu in right of payment with any existing and future senior unsecured indebtedness of the Company, including borrowings under the Facility, (iv) are guaranteed by certain of the Company's subsidiaries, and (v) are subject to the terms of the Indenture, which contains certain covenants that limit the Company's ability to incur indebtedness secured by certain liens and to engage in sale/leaseback transactions.

In July 1999, WRI entered into a credit agreement with a Canadian bank providing for an aggregate available credit facility of up to Canadian $15.0 million (approximately U.S. $10 million) (the "Canadian Facility"). The Canadian Facility is payable upon demand and bears interest at the bank's prime rate. The Canadian Facility is secured by certain of WRI's assets. At October 2, 1999, WRI had outstanding borrowings of approximately Canadian $8.9 million dollars (approximately U.S. $6 million).

NOTE 6.    COMPREHENSIVE INCOME


As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of Statement 130 had no impact on the Company's net income or stockholders' equity. Statement 130 requires unrealized gains or losses on the Company's foreign currency translation adjustments, which prior to the adoption of Statement 130 were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement
130. During the third quarters of 1999 and 1998, total comprehensive income
(loss) amounted to ($17,539,000) and ($4,788,000), respectively. For the first nine months of 1999 and 1998, total comprehensive income (loss) amounted to ($4,061,000) and $15,133,000, respectively.


NOTE 7.    RESTRUCTURING AND OTHER CHARGES


During the third quarter of 1999, the Company recognized restructuring and other charges of $19,938,000 ($12,461,000 net of tax). This charge included $10.0 million in expenses relating to the closing of the Company's Roxboro, North Carolina facility, which employed approximately 100 people, of which $8.6 million of these Roxboro expenses related to the write-off of impaired assets; $2.8 million in expenses related to the implementation of an indirect (non-manufacturing) workforce reduction program of approximately 100 employees; $3.6 million in expenses related to impaired assets due to a product and plant rationalization plan; $1.9 million in expenses related to previously closed entities, of which $1.8 million was related to write-off of impaired assets; $0.8 million in expenses related to termination of an interest rate swap; and $0.8 million in expenses related to professional fees and other costs primarily associated with acquisitions that were not completed. Additionally, $14,414,000 of non-recurring charges were included in cost of goods sold in the condensed consolidated statements of income. These charges included $8.1 million relating to the liquidation of LIFO inventory values and $6.3 million of additional costs associated with the realignment of the Company's manufacturing operations and product rationalization.


During the third quarter of 1998, the Company recognized restructuring and other charges of $11,867,000 ($7,460,000 net of tax). This charge included $7.4 million in expenses related primarily to the closing of the Company's Greenville, Mississippi facility, of which $5.6 million in expenses related to the write-off of impaired assets and $1.6 million in expenses related to severance costs resulting primarily from the closing of this facility, which employed approximately 140 people; $2.7 million in expenses primarily related to efficiency initiatives implemented at the Company's Roxboro, North Carolina facility, which primarily related to the impairment in value of certain equipment; $0.9 million in expenses related to the implementation of a salaried workforce reduction program of approximately 50 employees; and $0.9 million in expenses related to professional fees and other costs primarily associated with an acquisition that was not completed.

NOTE 8.    INDUSTRY SEGMENTS


The Company adopted Financial Accounting Standards Board Statement 131, Disclosures About Segments of an Enterprise and Related Information, during 1998. The Company's reportable segments are based on the Company's three product lines: commercial products, wholesale products and other products. Commercial products consist primarily of high value added products sold directly to original equipment manufacturers. Wholesale products are commodity-type plumbing tube products, which are typically sold to a variety of customers. Other products consist primarily of commodity-type rod, bar and strip products, which are sold to a variety of customers.


Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                                  Commercial        Wholesale         Other        Consolidated
                                               ------------------------------------------------------------------
                                                                       (In thousands)
Three-month period ended October 2, 1999
    Sales                                         $107,171          $35,056          $22,539         $164,766
    Gross profit                                     4,019             (128)            (403)           3,488

Three-month period ended October 3, 1998
    Sales                                         $107,056          $23,551          $17,248         $147,855
    Gross profit                                    17,154              556              686           18,396

Nine-month period ended October 2, 1999
    Sales                                         $333,998          $92,559          $63,371         $489,928
    Gross profit                                    36,980           10,312            2,427           49,719

Nine-month period ended October 3, 1998
    Sales                                         $355,080          $82,080          $50,634         $487,794
    Gross profit                                    61,611            5,217            2,028           68,856

NOTE 9.    CUMULATIVE EFFECT OF ACCOUNTING CHANGE


During the first quarter of 1999, the Company adopted the American Institute of Certified Public Accountants' Statement of Position 98-5, Reporting on the Costs of Start-Up Activities (the "Statement"), which requires that certain costs related to start-up activities be expensed as incurred. In accordance with the Statement, the Company recognized a charge for the cumulative effect of a change in accounting principle of $8.0 million pre-tax ($5.8 million after-tax). The implementation of the Statement required the Company to write-off the remaining start-up costs relating primarily to the Company's Roxboro, North Carolina; Jackson, Tennessee; and Shanghai, China facilities.

NOTE 10.   EARNINGS PER SHARE


The following table sets forth the computation of basic and diluted earnings per share:

                                                                Three-month period ended:      Nine-month period ended:
                                                                 October 2,    October 3,      October 2,    October 3,
                                                                    1999          1998            1999          1998
--------------------------------------------------------------------------------------------------------------------------
                                                                         (In thousands, except per share data)
Income (loss) before cumulative effect of                         ($17,104)        ($834)       ($1,293)      $21,409
       accounting change
Cumulative effect of accounting change                                  --            --         (5,754)           --
       (net of income tax benefit)
--------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                  (17,104)         (834)        (7,047)       21,409
Preferred dividends                                                    (70)          (70)          (210)         (210)
==========================================================================================================================
Net income (loss) applicable to common shares                     ($17,174)        ($904)       ($7,257)      $21,199
==========================================================================================================================

Basic weighted common shares outstanding                            13,003        14,133         13,247        14,110
Employee stock options                                                  --           151             --           181
--------------------------------------------------------------------------------------------------------------------------
Diluted weighted average common and common equivalent
       shares outstanding                                           13,003        14,284         13,247        14,291
==========================================================================================================================

Earnings per share-basic:
Income (loss) before cumulative effect of accounting change         ($1.32)       ($0.06)        ($0.12)        $1.50
Cumulative effect of accounting change                                  --            --          (0.43)           --
--------------------------------------------------------------------------------------------------------------------------
Net income (loss) per common share                                  ($1.32)       ($0.06)        ($0.55)        $1.50
==========================================================================================================================

Earnings per share-diluted:
Income (loss)  before cumulative effect of accounting change        ($1.32)       ($0.06)        ($0.12)        $1.48
Cumulative effect of accounting change                                  --            --          (0.43)           --
--------------------------------------------------------------------------------------------------------------------------
Net income (loss) per common share                                  ($1.32)       ($0.06)        ($0.55)        $1.48
==========================================================================================================================

NOTE 11.   STOCK REPURCHASE PLAN


The Board of Directors has authorized the Company to purchase up to 2,000,000 shares of the Company's outstanding stock in the open market from time to time as market conditions may warrant. The aggregate purchase price for such purchases of common stock shall not exceed $50,000,000. As of October 2, 1999 the Company had repurchased 1,471,700 shares under its share repurchase program, representing an aggregate purchase price of $29,577,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


THREE-MONTH PERIOD ENDED OCTOBER 2, 1999 COMPARED TO
THREE-MONTH PERIOD ENDED OCTOBER 3, 1998


For the three-month period ended October 2, 1999 consolidated net sales were $164.8 million, compared with $147.9 million in the three-month period ended October 3, 1998. The increase in net sales for the three-month period this year versus last year was primarily due to increased volumes of commercial, wholesale and strip products, as well as higher average copper prices. The cost of copper is generally passed along to the Company's customers and is included in the cost of goods sold. The average COMEX price of copper was $0.78 per pound in the most recent three-month period, compared with $0.75 per pound in the same period a year ago. The primary impact to the Company of higher copper prices is higher net sales and cost of goods sold. The Company uses various strategies to minimize the effect of copper prices on the Company's earnings.


Total pounds shipped for the three-month period of 1999 increased 13.5% to 99.3 million pounds, compared with 87.5 million pounds in the three-month period a year ago. Shipments of commercial tube products increased 2.5%, primarily as a result of increased shipments of industrial tube used in the residential air conditioning industry. The increase in shipments of industrial tube was somewhat offset by reduced shipments of technical tube products. Shipments of the Company's wholesale products for the three-month period of 1999 increased 35.2% to 25.5 million pounds with improvement in both the U.S. and Canadian markets. Rod, bar and strip product shipments for the three-month period of 1999 increased 25.7% from the three-month period a year ago, primarily as a result of increased shipments of strip product from the newly formed WRI joint entity.


Consolidated gross profit decreased 81% to $3.5 million in the three-month period of 1999 compared to $18.4 million in the three-month period of 1998. For the three-month period of 1999, non-recurring charges of $14.4 million were recognized in cost of goods sold. These charges primarily consisted of $8.1 million relating to the liquidation of LIFO inventory values resulting from planned inventory reductions and $6.3 million of additional costs associated with the realignment of the Company's manufacturing operations and product rationalization. For the three-month period of 1998, non-recurring charges of $2.1 million were recognized in cost of goods sold. These charges primarily consisted of $1.4 million of costs associated with the closing of the Company's Greenville, Mississippi facility and $0.7 million of costs associated with efficiency initiatives implemented at the Company's Roxboro, North Carolina facility. Excluding the effect of the non-recurring charges in both years, consolidated gross profit decreased 13% to $17.9 million in the third quarter of 1999 from $20.6 million in the third quarter of 1998. This decrease was primarily the result of decreased shipments of technical tube that are included in commercial products, which are generally the Company's highest margin products. To a lesser extent, higher costs associated with the slower-than-anticipated ramp-up of the Jackson, Tennessee facility affected gross profit. Increased shipments of wholesale products and rod, bar and strip products partially offset the reduction of gross profit resulting from the decreased shipments of technical tube.


Consolidated selling, general and administrative expenses for the three-month period of 1999 were $8.0 million, as compared to $6.1 million in the three-month period of 1998. This increase was primarily the result of incremental depreciation on the Company's new research and development center, information systems software, increased employee compensation expenses relating to performance incentives and relocation costs and increased foreign currency losses.


During the third quarter of 1999, the Company recognized restructuring and other charges of $19.9 million ($12.5 million net of tax). This charge included $10.0 million in expenses relating to the closing of the Company's Roxboro, North Carolina facility, which employs approximately 100 people, of which $8.6 million in expenses related to the write-off of impaired assets; $2.8 million in expenses related to the implementation of an indirect (non-manufacturing) workforce reduction program of approximately 100 employees; $3.6 million in expenses related to impaired assets due to a product and plant rationalization plan; $1.9 million in expenses related to previously closed entities, of which $1.8 million was related to the write-off of impaired assets; $0.8 million in expenses related to the termination of an interest rate swap; and $0.8 million in professional fees and other costs, primarily associated with acquisitions that were not completed.


Consolidated net interest expense for the three-month period in 1999 increased to $3.3 million from $1.8 million in the three-month period of 1998. This increase was primarily the result of increased interest expense associated with the issuance of the Company's $150 million in principal amount of 7-3/8% Senior Notes due 2008 in August 1998 (the "Senior Notes").


The Company recognized a tax benefit of $10.7 million in the third quarter of 1999 and $0.7 million in the third quarter of 1998, primarily resulting from the recognition of non-recurring charges included in cost of goods sold and restructuring and other charges described above. Excluding the effect of the tax benefit and the associated non-recurring and restructuring and other charges recognized in both quarters, the effective tax rate for the third quarter of 1999 was 33.6%, as compared with 36.0% for the third quarter of 1998.


Excluding non-recurring charges included in cost of goods sold and restructuring and other charges recognized in both quarters, consolidated net income was $4.3 million, or $0.33 per basic share, in the third quarter of 1999, compared to $8.0 million, or $0.55 per diluted share or $0.56 per basic share, in the third quarter of 1998. Consolidated net loss for the three-month period of 1999 was $17.1 million, or $1.32 per diluted share, compared to a net loss of $0.8 million, or $0.06 per diluted share, in the three-month period a year ago.

NINE-MONTH PERIOD ENDED OCTOBER 2, 1999 COMPARED TO
NINE-MONTH PERIOD ENDED OCTOBER 3, 1998


For the nine-month period ended October 2, 1999, consolidated net sales were $489.9 million, compared with $487.8 million in the nine-month period ended October 3, 1998. The increase in net sales for the first nine months of 1999 was primarily due to increased volumes in commercial, wholesale and strip products, which was partially offset by lower average copper prices during the nine-month period. The average COMEX price of copper was $0.70 per pound in the most recent nine-month period, compared with $0.77 per pound in the same period a year ago. The primary impact to the Company of lower copper prices is lower net sales and cost of goods sold. The Company uses various strategies to minimize the effect of copper prices on the Company's earnings.


Total pounds shipped for the nine-month period of 1999 increased by 16.9 million pounds to 296.5 million pounds, compared with 279.6 million pounds in the nine-month period a year ago. Shipments of commercial tube products were flat compared to the same nine-month period a year ago. Technical tube shipments have decreased from prior year levels as the Company experienced a significant, unexpected decline in demand for these products from its major customers. The decrease in commercial tube products was partially offset by increased shipments of industrial tube used in the residential air conditioning industry. Shipments of the Company's wholesale products for the nine-month period of 1999 increased 10.2%, with improvements in both the U.S. and Canadian markets. Rod, bar and strip product shipments for the nine-month period of 1999 increased 26.8% from the nine-month period a year ago due to increased shipments of strip products to the Canadian mint during the first half of 1999 and increased shipments of strip products from the newly formed WRI joint entity in the third quarter of 1999.


Consolidated gross profit decreased 27.8% to $49.7 million in the nine-month period of 1999 compared to $68.9 million in the nine-month period of 1998. As previously discussed, during the nine-month periods of 1999 and 1998, the Company recognized non-recurring charges to cost of goods sold totaling $14.4 million and $2.1 million, respectively. Excluding the effect of the non-recurring charges in both years, gross profit decreased 9.7% to $64.1 million in the nine-month period of 1999 compared to $71.0 million in the nine-month period of 1998. The decrease was primarily the result of decreased shipments of technical tube that are included in commercial products, which are generally the Company's highest margin products. In addition, costs associated with the slower-than-anticipated ramp-up of the Jackson, Tennessee facility affected gross profit to a lesser extent. Increased fabrication charges from wholesale products and rod, bar and strip products partially offset the reduction in gross profit resulting from the decreased shipments of technical tube.


Consolidated selling, general and administrative expenses for the nine-month period of 1999 were $22.7 million, as compared to $18.7 million in the nine-month period of 1998. This increase was primarily the result of incremental depreciation on the Company's new research and development center and information systems software, increased employee compensation expenses relating to performance incentives and relocation costs, foreign currency losses and increased marketing and professional fees.


Consolidated net interest expense for the nine-month period in 1999 increased to $9.6 million from $4.6 million in the nine-month period of 1998. This increase was primarily the result of increased interest expense associated with the issuance of the Senior Notes.


For the nine-month period of 1999, the Company recognized a tax benefit of $2.0 million resulting from the recognition of non-recurring and restructuring and other charges described above. Excluding the effect of the tax benefit and the associated non-recurring and restructuring and other charges recognized in both years, the effective tax rate in the nine-month period of 1999 was 35.2%, compared with 35.9% in the nine-month period of 1998.


During the nine-month period of 1999, the Company recognized a charge for the cumulative effect of a change in accounting principle of $8.0 million pre-tax ($5.8 million after tax). The Company adopted the American Institute of Certified Public Accountants Statement of Position 98-5, Reporting on the Costs of Start-Up Activities (the "Statement"). The implementation of the Statement required the Company to write-off the remaining start-up costs relating primarily to the Company's Roxboro, North Carolina, Jackson, Tennessee and Shanghai, China facilities.


Excluding non-recurring and restructuring and other charges recognized in both years, and the cumulative effect of an accounting change recognized in 1999, consolidated net income was $20.1 million, or $1.50 per share, for the nine-month period of 1999 as compared to $30.2 million, or $2.10 per diluted share, for the nine-month period of 1998. Consolidated net loss for the nine-month period of 1999 was $7.0 million, or $0.55 per diluted share, compared to a consolidated net income of $21.4 million, or $1.48 per diluted share, in the nine-month period a year ago. Loss before the cumulative effect of an accounting change in the nine-month period of 1999 was $1.3 million, or $0.12 per diluted share.


LIQUIDITY AND CAPITAL RESOURCES


Net cash provided by operating activities totaled $1.9 million in the first nine months of 1999 as compared to $25.3 million in the first nine months of 1998. The decrease in cash provided by operations in the first nine months of 1999 was primarily due to decreased net income exclusive of the cumulative effect of the accounting change and an increase in accounts receivable offset by a decrease in inventory. The $22.8 million increase in net accounts receivable from December 31, 1998 was primarily due to increased sales over year-end 1998 levels.


The Company's $200 million unsecured credit agreement (the "Credit Agreement")
(i) provides for an aggregate available revolving credit facility of $200 million, including a $20 million sub-limit facility available to Wolverine Tube (Canada) Inc., (ii) matures in full in April 2002, and (iii) provides for a floating base interest rate that is, at the Company's election, either (a) the higher of the federal funds effective rate plus 0.50% or the prime rate, or (b) LIBOR plus a specified margin of 0.25% to 0.875%. As of October 2, 1999 the Company had approximately $30 million in outstanding borrowings and obligations under the Credit Agreement and approximately $170 million in additional borrowing availability thereunder.

In the ordinary course of business the Company enters into various types of transactions that involve contracts and financial instruments with off-balance sheet risk. The Company enters into these financial instruments to manage financial market risk, including foreign exchange risk, commodity price risk for certain customers and interest rate risk. The Company is exposed to loss on the forward contracts in the event of non-performance by the customer whose orders are covered by such contracts. However, the Company does not anticipate non-performance by such customers. The Company accounts for its interest rate swaps as a hedge. Accordingly, gains and losses are recognized as interest expense. The Company enters into these financial instruments utilizing over-the-counter as opposed to exchange-traded instruments. The Company mitigates the risk that counter parties to these over-the-counter agreements will fail to perform by only entering into agreements with major international financial institutions.


Capital expenditures were $17.1 million for the first nine months of 1999 compared to $24.6 million for the first nine months of 1998. The Company currently expects to spend approximately $27 million in the aggregate in 1999 under its existing capital program. The Company believes that it will be able to satisfy its existing working capital needs, interest obligations, stock repurchases and capital expenditure requirements with cash flow from operations and funds available from the Credit Agreement.


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


Based on an assessment of its systems during 1998, the Company determined that it would be required to modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that with modifications made to its existing software and certain conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. In addition, the Company's systems and operations are dependent, in part, on interaction with systems operated or provided by vendors or other third-parties, and the Company has surveyed substantially all of those parties about their progress in identifying and addressing problems that their computer systems may face in connection with the Year 2000 Issue. The Company believes that it has no exposure for contingencies related to the Year 2000 Issue for the products it has sold.

The Company's plan to address the Year 2000 Issue (the "Plan") was structured to identify exposure in three areas: information technology, operating equipment with embedded chips or software, and third-party vendors. In addition, the Plan involved the following four phases for each of the exposure areas: assessment, remediation, testing and implementation. With respect to information technology, the Company has fully completed its assessment of this area. This assessment indicated that most of the Company's significant information technology systems could be affected, particularly the general ledger, billing, payables and inventory systems. The Company has completed the remediation phase for the information technology area and has completed the software replacement phase. The Company has completed 100% of its testing and has implemented 100% of its remediation systems. The testing phase for all significant systems was completed by September 30, 1999. All remediation and implementation of systems was fully tested and operational by October 29, 1999.


The Company has also completed the assessment and remediation phases for its operating equipment with embedded chips or software. The remediation phase was completed by June 30, 1999. Testing and implementation of affected equipment was completed by September 30, 1999.


The assessment of third-party vendors and customers and their exposure to the Year 2000 Issue is 100% complete for systems that directly interface with the Company and for all other material exposure. The Company has completed surveying all significant third-parties with whom it conducts business, has completed remediation efforts on the effected systems and has completed the testing and implementation phases. The Company has also queried its significant suppliers that do not share any information systems with the Company ("external agents"). To date, the Company has not been made aware of any external agent with a Year 2000 Issue that could materially impact the Company's business, financial condition or results of operations. The Company, however, has no means of ensuring that external agents will be Year 2000 compliant. The inability of external agents to complete their Year 2000 resolution processing in a timely fashion could materially impact the Company's business, financial condition or results of operations. The effect of non-compliance by external agents is not determinable by the Company.


The Company utilized both internal and external resources to reprogram, or replace, and test its software for Year 2000 modifications. The total cost of the Year 2000 project was estimated at $6.4 million and was funded through operating cash flows. Of the total project cost, approximately $6.2 million is attributable to the purchase of new software, which is being capitalized. The remaining $0.2 million, which was expensed as incurred, is not expected to have a material effect on the Company's business, financial condition or results of operations. The Company engaged an independent consultant (the "Consultant") to review the adequacy, completeness and feasibility of the Plan. The Consultant made recommendations regarding improvements to the Plan. The Company reviewed and responded to these recommendations. Subsequently, the Consultant reviewed the Company's responses to these recommendations and has monitored the Company's execution of the Plan.

Based on the information currently available to the Company, the Company does not anticipate that the cost of additional compliance efforts would be material to its business, financial condition or results of operations; however, there can be no assurance that the Company's systems, or those of its vendors, customers or other third-parties, will not encounter unanticipated issues with respect to Year 2000 compliance or that the impact of such issues will not have a material adverse effect on the Company's business, financial condition or results of operations.


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

ENVIRONMENTAL


The Company's facilities and operations are subject to extensive environmental laws and regulations. During the nine-month period ended October 2, 1999, the Company spent approximately $0.4 million on environmental matters which included remediation costs, monitoring costs and legal and other costs. The Company has a reserve of approximately $2.7 million for environmental remediation costs which is reflected in the Company's Condensed Consolidated Balance Sheet at October 2, 1999. Based upon information currently available, the Company believes that the costs of the environmental matters described below are not reasonably likely to have a material adverse effect on the Company's business, financial condition or results of operations.


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


Decatur, Alabama


The Company is subject to an order under Section 3008(h) of the Resource Conservation and Recovery Act to perform a facilities investigation of its site in Decatur, Alabama, including a portion of the site where wastes were buried (the "Burial Site"). The Company recently received approval from the EPA on a Corrective Measures Study ("CMS") that Henley (a former owner of the facility) had submitted to the EPA regarding the Burial Site. The CMS proposes continued monitoring and site maintenance. The remaining monitoring, legal and other costs are estimated to be $939,000. The cost to the Company to comply with the CMS, as currently presented, will not have a material adverse effect on the Company's business, financial condition or results of operations.


Ardmore, Tennessee


On December 28, 1995, the Company entered into a Consent Order and Agreement with the Tennessee Division of Superfund (the "Tennessee Division"), relating to the Ardmore, Tennessee facility (the "Ardmore facility"), under which the Company agreed to conduct a preliminary investigation regarding whether volatile organics detected in and near the municipal drinking water supply are related to the Ardmore facility and, if necessary, to undertake an appropriate response. That investigation has disclosed contamination, including elevated concentrations of certain volatile organic compounds, in the shallow residuum groundwater zone at the Ardmore facility. Under the terms of the Consent Order and Agreement, the Company submitted a Remedial Investigation and Feasibility Study ("RI/FS") work plan, which was accepted by the Tennessee Division, and the Company has initiated the RI/FS. Based on the available information, the Company preliminarily estimates a range of between $319,000 and $1,100,000 to complete the investigation and remediation of this site.


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


Greenville, Mississippi


Following the Company's acquisition of its Greenville, Mississippi facility (the "Greenville facility"), a preliminary investigation disclosed volatile organic contaminants in soil and groundwater at the site. Based on further investigation, it appears that the contamination has not spread off-site. The Company entered into a Consent Order with the Mississippi Department of Environmental Quality (the "MDEQ") for a pilot study program which will help determine the effectiveness of certain technology tentatively identified for remediation and which will also help define the scope of remediation for the site. The pilot study program concluded on June 1, 1997. The Company entered into a final consent agreement with the MDEQ on July 15, 1997. Remediation efforts began in the third quarter of 1997 and are expected to take approximately three years. The Company recently submitted a report of remediation activities, requesting that the MDEQ allow it to cease and desist such remediation. However, there can be no assurance that remediation efforts will be allowed to be discontinued after three years, and operations, maintenance and other expenses of the remediation system may continue for a longer period of time. Through October 3, 1998, applicable costs of testing and remediation required at the Greenville facility had been shared with the former owners of the facility pursuant to the terms of an Escrow Agreement established at the time the facility was acquired. Subsequent to October 3, 1998, the Company released the former owners of the facility from liability related to the remediation of the Greenville facility following the receipt of a $145,000 settlement payment. The Company estimates the remaining investigative and remedial costs could total $296,000 under the remediation plan the Company adopted, but these costs could increase if additional remediation is required.


Jackson, Tennessee


In connection with the Company's acquisition of its Jackson, Tennessee facility (the "Jackson facility"), a preliminary investigation disclosed soil and/or groundwater contamination at this site. The Company had performed a Phase I Environmental Audit and identified the existence of volatile organic contaminants; however, the extent of any such contamination has not been fully determined. Investigation at the site is being conducted pursuant to a consent order with the State of Tennessee by a prior owner of the property. Based on currently available information, the

Company preliminarily estimates that remediation costs could amount up to $740,000. However, certain of the remediation costs may be reimbursed pursuant to the terms of an indemnification agreement between the Company and the previous owners of the Jackson facility.


Altoona, Pennsylvania


The Company has entered into the State of Pennsylvania Department of Environmental Protection Act II Program (the "Program"). The Program was entered to address issues of contamination from closed hazardous waste lagoons and oil contamination of soil. The chrome lagoons were closed in 1982. The Program is a voluntary site remediation program which allows the Company to direct the site evaluation and any eventual remediation. Preliminary costs are estimated at $150,000 to complete the investigation phase of the Program. Once the investigation phase is completed, a decision on remediation will be made. Insufficient information exists at this point to estimate any remediation costs or if remediation will be required. The Company is fully indemnified by the previous owner for any costs associated with the Program, thus no liability has been recorded at October 2, 1999.


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


INTEREST RATE SWAP AGREEMENTS


From time to time the Company enters into interest rate swap agreements to modify the interest characteristics of its outstanding debt. Each interest rate swap agreement is designated as a hedge with the principal balance and term of a specific debt obligation. These agreements involve the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the agreement, without an exchange of the notional amount on which the payments are based. The differential to be paid as interest rates change is accrued and recognized as an adjustment of interest expense related to debt (the accrual accounting method). The fair value of the swap agreements and changes in the fair value as a result of changes in market interest rates are not recognized in the financial statements. Through September 28, 1999, the Company was party to an interest rate swap agreement.


DERIVATIVE COMMODITY INSTRUMENTS


In connection with the purchase of certain raw materials, principally copper, on behalf of certain customers for future manufacturing requirements, the Company has entered into commodity-forward contracts as deemed appropriate for these customers to reduce the Company's risk of future price increases. These forward contracts are accounted for as hedges and, accordingly, gains and losses are deferred and recognized in cost of sales as part of the product cost. The amount of forward contracts and their respective fair value have materially changed since year-end 1998 primarily due to changes in copper prices. At December 31, 1998 the Company had entered into contracts hedging certain future commodity purchases through December 31, 2000 of approximately $42.1 million. The estimated fair value of these outstanding contracts was approximately $37.5 million at December 31, 1998. At October 2, 1999 the Company had entered into contracts hedging certain future commodity purchases through December 31, 2000 of approximately $44.1 million. The estimated fair value of these outstanding contracts was approximately $49.1 million at October 2, 1999. A 10% adverse change in commodity prices at October 2, 1999 would decrease the fair value of these outstanding contracts to $44.2 million.

                           PART II. OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS


     There were no material legal proceeding developments during the three-month period ended October 2, 1999.


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits


         27.1     Financial Data Schedule (for SEC use only)

    (b)  Reports


         The Company filed no reports on Form 8-K during the three-month period ended October 2, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


WOLVERINE TUBE, INC.




By:  /s/ James E. Deason
    ------------------------
Name:    James E. Deason
Title:   Executive Vice President, Chief Financial Officer,
         Secretary and Director

Dated:   November 15, 1999