Form 10-K405
period 1999-12-31
WOLVERINE TUBE INC
filed 2000-03-30
CIK 821407

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999,

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to _______________.

                         Commission file number 1-12164

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant as of March 15, 2000, was approximately $57,600,000 based upon the closing price reported for such date on the New York Stock Exchange. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date:

                   Class                       Outstanding as of March 15, 2000
                   -----                       --------------------------------
       Common Stock, $0.01 Par Value                   12,296,738 Shares

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the annual stockholders meeting to be held May 24, 2000, are incorporated by reference into Part III.

                                    FORM 10-K

                          YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                                                             Page No.
                                                                             --------
                                     PART I

Item 1.  Business...............................................................1
Item 2.  Properties............................................................12
Item 3.  Legal Proceedings.....................................................14
Item 4.  Submission of Matters to a Vote of Security Holders...................15

                                     PART II

Item 5.  Market for Registrant's Common Equity and
             Related Stockholder Matters.......................................16
Item 6.  Selected Financial Data...............................................17
Item 7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations...............................19
Item 7A. Qualitative and Quantitative Disclosures About
             Market Risk.......................................................31
Item 8.  Financial Statements and Supplementary Data...........................32
Item 9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosures..............................33

                                    PART III

Item 10. Directors and Executive Officers of the Registrant....................34
Item 11. Executive Compensation................................................35
Item 12. Security Ownership of Certain Beneficial Owners
             and Management....................................................36
Item 13. Certain Relationships and Related Transactions........................37

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and
             Reports on Form 8-K...............................................38

                                     PART I

ITEM 1                              BUSINESS

INTRODUCTION

Wolverine Tube, Inc. ("Wolverine" or the "Company") is a leading North American manufacturer and distributor of copper and copper alloy tube. The Company believes that it offers the broadest product line of any North American tube manufacturer and focuses on custom-engineered, high value-added tubular and fabricated products, which enhance performance and energy efficiency in many applications. The Company also manufactures and distributes copper and copper alloy rod, bar and strip products.

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

HISTORY AND STRUCTURE

The Company is the successor to a business founded in Detroit in 1916. In 1987, the Company was purchased through a leveraged acquisition of substantially all the assets of the seamless copper tube business of The Henley Group, Inc. and its Canadian affiliates by an investor group that included the then-existing management of the Company. In 1988, the Company's wholly-owned subsidiary, Wolverine Tube (Canada) Inc., acquired substantially all of the assets of Noranda Metal Industries Limited, a Canadian company. In January 1991, Genstar Capital Corporation ("Genstar") acquired a controlling interest in the Company. At that time, Genstar owned 72.8% of the Common Stock with the balance of the Common Stock owned by the management of the Company and certain other investors.

In August 1993, the Company and certain stockholders engaged in an initial public offering of 6,555,000 shares of Common Stock. Of those shares, 3,280,000 were sold by Wolverine and 3,275,000 were sold by certain stockholders. Net proceeds to the Company were approximately $46.4 million.

In November 1994, the Company completed its acquisition of Small Tube Products Corporation ("STP"), a fabricated copper and copper alloy products manufacturer based in Altoona, Pennsylvania, by means of a merger of a wholly-owned subsidiary of the Company with and into STP. The Company acquired all of the outstanding stock of STP in exchange for $54.6 million in cash and 400,000 shares of Wolverine Common Stock. As a result of the merger, STP became a wholly-owned subsidiary of Wolverine and was renamed "STPC Holding, Inc."

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

In July 1999, the Company combined the assets of its Fergus, Ontario facility, a copper and copper alloy strip production facility, with certain of the assets of Ratcliffs Severn Ltd., a Toronto-based light gauge copper and brass strip manufacturing operation, to create the newly-formed joint entity of Wolverine Ratcliffs, Inc. ("WRI"). The Company owns 85.9% of WRI and the remaining 14.1% is owned by Ratcliffs Severn Ltd.

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

Technical Tube. Technical tube is used to increase heat transfer in large commercial air conditioners, heat exchangers for power generating and chemical processing plants, water heaters, swimming pool and spa heaters and large industrial equipment oil coolers. Small, wedge-like grooves (fins) on the outer surface, together with internal enhancements of technical tube, increase surface area and refrigerant agitation, thereby increasing heat transfer efficiency. The Company was the first to develop integral finned tube, in which the fins are formed directly from the wall of the tube, and holds many patents in this area.

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

Fabricated Products. Fabricated products encompass a wide variety of copper, copper alloy and aluminum tubing products and subassemblies for a myriad of different applications. Tubing can be supplied in various cut lengths, long straight lengths or coils. Specialty fabricated parts, sub-assemblies and components (such as return bends and manifolds) are also produced. Capabilities include cutting, bending, swaging, flaring, end-finishing and brazing, which can be applied to a wide range of products.

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

ROD, BAR AND STRIP PRODUCTS

Copper and Copper Alloy Rod and Bar. Copper and copper alloy rod and bar products include a broad range of copper and copper alloy solid products, including round, rectangular, hexagonal and specialized shapes. Brass rod and bar are used by industrial equipment and machinery manufacturers for valves, fittings and plumbing goods. Copper bars are used in electrical distribution systems and switchgear. Copper and copper alloy rod and bar products are sold directly to manufacturers and to service centers that keep an inventory of standard sizes.

Copper and Copper Alloy Strip. Copper and copper alloy strip products are used primarily by automotive, hardware and electrical equipment manufacturers, by roofing contractors and by mints for coins. Copper and copper alloy strip products are sold directly to manufacturers and to service centers that keep an inventory of standard sizes.

ENERGY EFFICIENCY AND GOVERNMENTAL REGULATIONS

In September 1987, the United States, Canada and many other countries signed The Montreal Protocol on Substances that Deplete the Ozone Layer (the "Montreal Protocol"). As originally drafted, the Montreal Protocol provided for the limitation on production and consumption of chlorofluorocarbons ("CFCs") over various periods of time. On November 15, 1990, the President of the United States signed The Clean Air Act Amendments of 1990 (the "1990 Amendments"). Title VI, Section 604 of the Clean Air Act requires the phaseout of CFCs (other than methyl chloroform) by the year 2000. On November 23, 1992, the fourth meeting of the parties to the Montreal Protocol was convened in Copenhagen. At that meeting the parties agreed, among other things, to accelerate the phaseout of CFC production to January 1, 1996. On December 10, 1993, the United States Environmental Protection Agency (the "EPA") promulgated regulations requiring domestic producers to cease production of CFCs by January 1, 1996.

The Company has benefited and expects to continue to benefit, although at rates slower than originally anticipated, from the CFC phaseout as existing large commercial air conditioners ("chillers") are replaced with units utilizing alternative refrigerants. Based upon data from the EPA and the Air Conditioning and Refrigeration Institute ("ARI"), the Company estimates there are approximately 130,000 large industrial chillers worldwide, including 80,000 large industrial chillers in North America, that are affected by the 1990 Amendments and the Montreal Protocol. Industry sources estimate that as of December 31, 1999, there were approximately 48,000 large industrial chillers in North America that have not been replaced or retrofitted. These chillers are used to regulate the temperature and humidity in offices, hotels, shopping centers and other large buildings.

Non-CFC chillers can be 40 percent more efficient than the CFC units installed 20 years ago, resulting in operating savings that can pay back the replacement cost in a few years. However, U.S. federal tax laws pertaining to depreciation of capital improvements were not changed when the ban on CFCs went into effect. Congress has been asked to consider an accelerated depreciable life for CFC chillers so that unused depreciation could be apportioned over a four-year period, providing building owners with more incentives to replace their CFC units.

The Company expects demand for its high value-added, energy efficient tubes to improve as manufacturers produce more energy efficient and lower operating cost units and as existing chillers continue to be replaced in response to the ban on production of CFCs. There can be no assurance that this anticipated demand will materialize, or that the Company will not face increased competition, with an adverse effect on profitability, from other manufacturers in this high value-added segment. In addition, new refrigerants or technologies that are not compatible with copper tube may be developed in response to the requirements of the 1990 Amendments, the Montreal Protocol and the EPA regulations. The development of any such new refrigerant or technology could have a material adverse effect on the Company's business, operating results or financial condition. Furthermore, there can be no assurance that the use of reclaimed CFCs to a greater extent than anticipated will not continue, causing a slower pace of replacement and retrofitting of chillers currently using CFCs.

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

                  Fabricated Products           Consumer appliance
                                                manufacturers, air conditioning
                                                and refrigeration manufacturers,
                                                automotive manufacturers, heavy
                                                equipment manufacturers,
                                                industrial equipment
                                                manufacturers, marine industry,
                                                building and heating industries.

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

KEY CUSTOMERS

No customer accounted for as much as 10% of the Company's consolidated net sales in 1999 or 1997. York International accounted for 10% of the Company's consolidated net sales in 1998.

BACKLOG

A significant part of the Company's sales are based on short-term purchase orders. For this reason, the Company does not maintain a backlog and believes that backlog is not necessarily a meaningful indicator of future results. A significant amount of the Company's sales result from customer relationships wherein the Company provides a high degree of specialized service and generally becomes the largest supplier of a customer's copper tube requirements. Under these arrangements, the Company's customers provide forecasts of their requirements, against which purchase orders are periodically released. In several cases the Company has entered into multi-year arrangements with major customers to continue to serve as the supplier of first choice on a global basis.

SALES AND MARKETING

The Company uses a direct field sales force augmented with sales agents in pursuing global sales opportunities. The Company believes its sales structure forms a critical link in the communication between the Company and its customers. This link is particularly important in the high value-added product segments, in which the Company often works with customers in their product enhancement and new product development efforts. The sales structure is coordinated through key senior executives responsible for the sales and marketing efforts of the Company.

North America. The sales structure in North America consists of sales officers, field marketing representatives and independent sales agents who are responsible for selling and servicing accounts for the entire product line.

International. The Company's overseas export sales are carried out both directly with major overseas customers and through foreign sales agents. The Company has sales, marketing and business development offices in Lyon, France, Leeds, United Kingdom and Hong Kong.

For information concerning the amount of sales, gross profit and certain other financial information about foreign and domestic operations see Note 15 of the Notes to Consolidated Financial Statements.

COMPETITION

While no single company competes with Wolverine in all of the Company's product lines, the Company faces significant competition in each of its product lines. The Company has numerous competitors, some of which are larger and have greater financial resources than the Company. Cerro Copper Products Co., Inc., Industrias Nacobre S.A. de C.V., Kobe Copper Products Inc., Wieland-Werke AG, Mueller Industries Inc., Olin Corporation, PMX Industries, Outokumpu American Brass Company and others compete with the Company in one or more product lines. There can be no assurance that the Company will be able to compete successfully or that competition will not have an adverse effect on the Company's business operating results or financial condition. Minimal product differentiation among competitors in the Company's wholesale and rod and bar product lines creates a pricing structure for these products resembling "commodity" pricing (i.e., a pricing structure where customers differentiate between products almost exclusively on price). In these product areas, certain of the Company's competitors have significantly larger market shares than the Company, and tend to be the industry pricing leaders. If the Company's competitors in these product lines were to significantly reduce prices, the Company's business, operating results or financial condition could be adversely affected.

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

RAW MATERIALS, SUPPLIERS AND PRICING

The Company's principal raw materials are copper, nickel, zinc and tin. In 1999, the Company purchased approximately 379.3 million pounds of metal, approximately 88% of which was copper. The Company contracts for its copper requirements with a variety of sources, including producers, merchants, brokers, dealers and industrial suppliers. The Company's raw materials are available from a variety of sources, and the Company does not believe that the loss of any one source would materially affect its business, operating results or financial condition.

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

RESEARCH AND DEVELOPMENT

The Company's research and development efforts are devoted to new product development and manufacturing process improvements. To further support the Company's advancements in product and process development, the Company completed construction of the 21,000 square foot Technology Center in Decatur, Alabama in 1998. The Technology Center supports the engineering and testing of specialized products and enhancement of the Company's custom-engineering processes through which the Company customizes products to the particular specifications of its customers. The Company's research and development is conducted primarily at the Technology Center.

Heat transfer products, including the Company's line of "Turbo" products, accounted for over 25% of commercial product gross profit in 1999. Turbo products include Turbo-A, the Company's internally enhanced tube, Turbo-B and Turbo-C, the proprietary line of enhanced surface boiling and condenser tube for chillers. Demand for enhanced tube products is driven by the need for improved energy efficiency. New product development will continue to be concentrated in the heat transfer area. The Company is involved in several industry, university and government sponsored research projects relating to alternative refrigerants as well as more energy efficient tube for the HVAC, refrigeration, power and petrochemical industries. The ARI has chosen the Company's tube as the "standard" to measure the efficiency of alternative refrigerants. See "Energy Efficiency and Governmental Regulations."

The Company's research and development expense was $3.0 million in 1999, $1.5 million in 1998, and $1.4 million in 1997. The Company uses its extensive manufacturing facilities and personnel to assist in manufacturing process research and development efforts. In addition, the Company engages in new product development efforts with certain of its major customers, as well as universities and government agencies.

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

The Company has a reserve of $2.6 million for environmental remediation costs. This reserve is reflected in the Company's December 31, 1999 Consolidated Balance Sheet and does not include any potential recovery for amounts indemnified by other parties. The total cost of environmental assessment and remediation depends on a variety of regulatory, technical and factual issues, some of which cannot be anticipated. While the Company believes that the reserve, under existing laws and regulations, is adequate to cover presently identified environmental remediation liabilities, there can be no assurance that such amount will be adequate to cover the ultimate costs of these liabilities, or the costs of environmental remediation liabilities that may be identified in the future. See "Item 3--Legal Proceedings" and "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Environmental."

EMPLOYEES

As of December 31, 1999, the Company had a total of 3,465 employees. None of the United States or the London, Ontario employees are represented by a union. A majority of the hourly employees at the Montreal, Quebec and Fergus, Ontario plants are unionized and are covered by collective bargaining agreements that expire in 2002. As a whole, the Company believes its relations with its employees are good.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain of the statements and subject areas contained herein in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are not based on historical or current facts deal with or may be impacted by potential future circumstances and developments. Such statements and the discussion of such subject areas involve, and are therefore qualified by, the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from the Company's actual future experience involving any one or more of such subject areas. The Company has attempted to identify, in context, certain of the factors that it currently believes may cause actual future experience and results to differ from current expectations regarding the relevant statement or subject area. The Company's operations and results also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified herein, including, but not limited to, cyclicality and seasonality in the industries to which the Company sells its products, the impact of competitive products and pricing, extraordinary fluctuations in the pricing and supply of the Company's raw materials, volatility of commodities markets, unanticipated developments in the areas of environmental compliance and other risks and uncertainties identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to each executive officer of the Company:

Name                      Age   Positions with the Company
----                      ---   --------------------------
Dennis J. Horowitz         53   President, Chief Executive Officer and Director

James E. Deason            52   Executive Vice President, Chief Financial Officer, Secretary and
                                Director

Keith I. Weil              42   Senior Vice President, Tubing Products

Johann R. Manning, Jr.     39   Vice President, Human Resources and General Counsel

Mr. Horowitz has been the President and Chief Executive Officer and a director of the Company since March 1998. Prior to joining the Company, Mr. Horowitz served as Corporate Vice President and President of the Americas of AMP Incorporated ("AMP"), a high technology electrical connector and interconnection systems company, since September 1994. Prior to joining AMP, Mr. Horowitz was employed for over fourteen years at Philips Electronics North America Corporation ("Philips") a diverse electronics manufacturer, where he served from October 1993 to August 1994 as President and Chief Executive Officer of Philips Technologies and previously served as President and Chief Executive Officer of Philips Magnavox CATV Systems and President and Chief Executive Officer of Philips Discrete Products Division. Mr. Horowitz also serves as a Director of Aerovox Incorporated and Superconductor Technologies, Inc.

Mr. Deason has been the Executive Vice President, Chief Financial Officer and Secretary of the Company since September 1994 and a director of the Company since October 1995. Prior to joining the Company, Mr. Deason, a Certified Public Accountant, was most recently a partner with Ernst & Young LLP in Birmingham, Alabama.

Mr. Weil has been the Senior Vice President, Tubing Products, of the Company since December 1998. Prior to joining the Company he had been a Global Business Executive and General Manager Consumer/Commercial for AMP since 1996. Prior to 1996, Mr. Weil was employed by Philips for fourteen years in positions that included President of Graner Company (a division of Philips), General Manager of Philips Circuit Assemblies and Vice President of Marketing for Philips Broadband.

Mr. Manning has been Vice President of Human Resources and General Counsel of the Company since May 1998. Prior to joining the Company, Mr. Manning served as Senior Counsel for Mercedes-Benz U.S. International, Inc. ("Mercedes-Benz"), a vehicle manufacturer, since March 1998. Prior to joining Mercedes-Benz, Mr. Manning was employed for over eight years with Genuine Parts Company, a diversified wholesale distribution company, where he held various positions including Vice President of Human Resources and Corporate Counsel for its Motion Industries, Inc. subsidiary.

ITEM 2                             PROPERTIES

UNITED STATES FACILITIES

The Company owns and operates manufacturing facilities in Decatur, Alabama; Shawnee, Oklahoma; Jackson, Tennessee; Roxboro, North Carolina; Carrollton, Texas; Booneville, Mississippi; and Ardmore, Tennessee. The Altoona, Pennsylvania facility is partially owned and partially leased from a local industrial development agency for $3,500 per year in perpetuity. The Company also has a 50,000 square foot facility in Greenville, Mississippi that is not being utilized for production and is currently being held for sale. The Company's corporate offices are comprised of approximately 9,200 square feet in a leased facility in Huntsville, Alabama.

The following table describes each of the Company's United States manufacturing facilities:

                    Property    Plant Size                  Number of
                      Size       (square         Year     Employees at
     Location        (acres)       feet)        Opened    Dec. 31, 1999                   Description
     --------        -------       -----        ------    -------------                   -----------
Decatur, AL            166        590,442        1948          949        Produces each of the Company's tube product
                                                                          lines. A significant portion of production
                                                                          is industrial, technical and copper alloy
                                                                          tube.  Produces smooth feedstock tube for
                                                                          the Ardmore and Booneville facilities.
                                                                          Also houses a portion of the corporate
                                                                          staff.

Shawnee, OK             51        309,450        1974          506        Produces each of the Company's copper tube
                                                                          product lines. Capable of producing
                                                                          feedstock tube for the Ardmore and
                                                                          Booneville facilities.

Jackson, TN             51        240,000        1998           63        Produces welded copper and copper alloy
                                                                          enhanced surface tube. Also houses U.S.
                                                                          wholesale product distribution center.

Roxboro, NC             33        231,700        1994           76        Produces technical copper tube, plumbing
                                                                          tube and refrigeration service tube. The
                                                                          Company has announced plant closure to
                                                                          occur mid-2000.

Altoona, PA             32        169,000        1956          346        A redraw facility that produces higher
                                                                          margin commercial products such as
                                                                          capillary tube and specialty fabricated
                                                                          components.

Carrollton, TX          8         165,000        1987          337        A redraw facility that produces
                                                                          higher-margin commercial products such as
                                                                          specialty fabricated parts, return bends
                                                                          and manifolds.

Booneville, MS          30        152,200        1989          178        Processes feedstock tube from Decatur
                                                                          facility into enhanced surface industrial
                                                                          tube and technical copper tube.

Ardmore, TN             6          56,724        1974           90        A redraw facility that produces higher
                                                                          margin commercial products such as
                                                                          capillary tube and specialty fabricated
                                                                          components.

CANADIAN FACILITIES

The Company owns and operates manufacturing facilities in Montreal, Quebec, London, Ontario, and Fergus, Ontario. The following table describes each of the Company's Canadian manufacturing facilities:

                   Property    Plant Size                   Number of
                     Size        (square       Year        Employees at
    Location        (acres)       feet)       Opened      Dec. 31, 1999                  Description
    --------        -------       -----       ------      -------------                  -----------
Montreal, Quebec      25         424,000        1942           401       Produces plumbing tube and refrigeration
                                                                         service tube, copper alloy tube and copper
                                                                         and copper alloy rod and bar.

London, Ontario       45         195,000        1958           314       Produces plumbing tube, refrigeration
                                                                         service tube and industrial tube. Also
                                                                         houses corporate offices for Wolverine Tube
                                                                         (Canada) Inc.

Fergus, Ontario       26         150,000        1968           142       Produces copper and copper alloy strip.
                                                                         Also houses corporate offices for Wolverine
                                                                         Ratcliffs, Inc.

OTHER FACILITIES

The Company leases minor square footage for sales offices in Lyon, France and Hong Kong, China. The Shanghai, China facility is leased from the Shanghai Waigaoqiao Free Trade Zone 3-U Development Co., Ltd. for a twelve year term. The following table describes the Company's Shanghai, China facility:

                   Property    Plant Size                   Number of
                     Size        (square       Year        Employees at
    Location        (acres)       feet)       Opened      Dec. 31, 1999                  Description
    --------        -------       -----       ------      -------------                  -----------
Shanghai, China        3          60,000        1998           63        Produces technical copper tube from
                                                                         feedstock supplied by local copper tube
                                                                         manufacturers.

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

                                     PART II

ITEM 5                MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the New York Stock Exchange under the symbol "WLV." As of March 15, 2000, there were 12,296,738 shares of common stock outstanding, held by 319 shareholders of record.

The following table sets forth, for the periods indicated, the range of high and low reported sale prices for the Company's Common Stock on the New York Stock
Exchange:

                                1999                   1998
Period                    High        Low        High         Low
----------------------------------------------------------------------
First Quarter           $22 15/16   $18 5/8     $40 7/8     $26 11/16
Second Quarter          $26 3/4     $20 1/16    $42 1/2     $36
Third Quarter           $25 3/8     $14 3/16    $40 1/2     $20
Fourth Quarter          $15 15/16   $13 3/8     $25         $18 11/16
-----------------------------------------------------------------------

The Company did not declare or pay cash dividends on its Common Stock during the years ended December 31, 1999 or 1998. The Company does not currently plan to pay cash dividends on the Common Stock. Any future determination to pay cash dividends will depend on the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors. The Company intends to retain earnings to support the growth of the Company's business.

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

ITEM 6                       SELECTED FINANCIAL DATA

The historical consolidated financial data presented below for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 were derived from the audited consolidated financial statements of the Company, and should be read in conjunction therewith and with the information set forth under "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                     Year Ended December 31,
---------------------------------------------------------------------------------------------------------------
Statement of Operations Data:                        1999         1998         1997        1996       1995
---------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)
Net sales                                         $ 645,774    $ 617,512    $ 667,686    $699,863   $664,605
Cost of goods sold (a)                              579,030      534,799      585,060     606,157    580,749
---------------------------------------------------------------------------------------------------------------
Gross profit                                         66,744       82,713       82,626      93,706     83,856
Selling, general and administrative expenses         30,777       26,328       22,506      22,012     22,996
Restructuring and other charges (b)                  19,938       11,867        4,384          --         --
---------------------------------------------------------------------------------------------------------------
Income from operations                               16,029       44,518       55,736      71,694     60,860
Other expenses:
   Interest expense, net                             12,608        6,566        7,367       9,321      9,038
   Amortization and other, net                        1,941          (37)         287         998      1,999
---------------------------------------------------------------------------------------------------------------
Income before income taxes, extraordinary
    item and cumulative effect of accounting
    change                                            1,480       37,989       48,082      61,375     49,823
Income tax provision (benefit)                         (289)      13,352       17,506      21,792     17,587
---------------------------------------------------------------------------------------------------------------
Income before extraordinary item and
    cumulative effect of accounting change            1,769       24,637       30,576      39,583     32,236
Extraordinary item, net of income tax benefit            --           --       (4,738)         --         --
Cumulative effect of accounting change, net
    of income tax benefit                            (5,754)          --           --          --         --
---------------------------------------------------------------------------------------------------------------
Net income (loss)                                 ($  3,985)   $  24,637    $  25,838    $ 39,583   $ 32,236
---------------------------------------------------------------------------------------------------------------
Net income (loss) applicable to common shares
    (c)                                           ($  4,265)   $  24,357    $  25,558    $ 39,303   $ 31,956
---------------------------------------------------------------------------------------------------------------

Earnings per common share-basic:
Income before extraordinary item and
    cumulative effect of accounting change        $    0.11    $    1.74    $    2.16    $   2.85   $   2.35
Extraordinary item                                       --           --        (0.34)         --         --
Cumulative effect of accounting change                (0.44)          --           --          --         --
---------------------------------------------------------------------------------------------------------------
Net income (loss) per share                       ($   0.33)   $    1.74    $    1.82    $   2.85   $   2.35
---------------------------------------------------------------------------------------------------------------
Basic weighted average common shares                 13,106       14,025       14,022      13,772     13,605
---------------------------------------------------------------------------------------------------------------

Earnings per common share-diluted:
Income before extraordinary item and
    cumulative effect of accounting change        $    0.11    $    1.72    $    2.13    $   2.77   $   2.26
Extraordinary item                                       --           --        (0.33)         --         --
Cumulative effect of accounting change                (0.43)          --           --          --         --
---------------------------------------------------------------------------------------------------------------
Net income (loss) per share                       ($   0.32)   $    1.72    $    1.80    $   2.77   $   2.26
---------------------------------------------------------------------------------------------------------------
Diluted weighted average common and common
    equivalent shares                                13,243       14,186       14,232      14,196     14,118
---------------------------------------------------------------------------------------------------------------

                                                                       Year Ended December 31,
---------------------------------------------------------------------------------------------------------------
Other Data:                                          1999         1998         1997        1996       1995
---------------------------------------------------------------------------------------------------------------
(In thousands, except per pound amounts)
Pounds shipped                                      387,156      357,480      339,313     349,297    313,145
Depreciation and amortization                     $  16,448    $  17,320    $  16,796    $ 16,346   $ 15,790
Capital expenditures                                 24,125       34,694       21,598       8,540     15,805
Average COMEX price of copper per pound (d)            0.72         0.75         1.04        1.06       1.35
---------------------------------------------------------------------------------------------------------------

                                                                            December 31,
---------------------------------------------------------------------------------------------------------------
Balance Sheet Data:                                  1999         1998         1997        1996       1995
---------------------------------------------------------------------------------------------------------------
(In thousands)
Total assets                                      $ 506,689    $ 549,418    $ 424,922    $397,020   $357,225
Total long-term debt                                176,421      215,689       98,411     100,473    100,547
Redeemable cumulative preferred stock                 2,000        2,000        2,000       2,000      2,000
Stockholders' equity                                222,950      236,963      232,763     209,222    164,526
---------------------------------------------------------------------------------------------------------------

(a) During 1999 and 1998, the Company incurred non-recurring charges which are included in cost of goods sold of approximately $14.4 million and $2.1 million, respectively. The 1999 non-recurring charge included $8.1 million relating to the liquidation of LIFO inventory values resulting from planned inventory reductions and $6.3 million of additional costs associated with the realignment of the Company's manufacturing operations and product rationalization. The 1998 non-recurring charge included $1.4 million of costs associated with the closing of the Company's Greenville, Mississippi facility and $0.7 million of costs associated with efficiency initiatives implemented at the Company's Roxboro, North Carolina facility.

(b) During 1999, the Company recognized restructuring and other charges of approximately $19.9 million ($12.5 million after tax). This charge included $10.0 million in expenses relating to the announced closing of the Company's Roxboro, North Carolina facility, of which $8.6 million in expenses related to the write-down of impaired assets; $2.8 million in expenses related to the implementation of an indirect workforce reduction program; $3.6 million in expenses related to impaired assets due to a product and plant rationalization plan; $1.9 million in expenses related to previously closed entities, of which $1.8 million related to the write-down of impaired assets; $0.8 million in expenses related to the termination of an interest rate swap; and $0.8 million in professional fees and other costs primarily associated with acquisitions that were not completed.

         During 1998, the Company recorded restructuring and other charges of approximately $11.9 million ($7.5 million after tax). This charge included $7.4 million in expenses related to the closing of the Company's Greenville, Mississippi facility, of which $5.6 million in expenses related to the write-down of impaired assets resulting primarily from the closing of this facility; $2.7 million in expenses related to efficiency initiatives implemented at the Company's North Carolina facility; $0.9 million in expenses related to the implementation of a salaried workforce reduction program; and $0.9 million in professional fees and other costs primarily associated with an acquisition that was not completed.

         During 1997, the Company recorded restructuring and other charges of approximately $4.4 million ($3.0 million after tax). This charge included $1.8 million in expenses related to the implementation of the Company's 1997 Voluntary Early Retirement Program; $1.3 million of severance costs; $0.6 million of professional fees and other costs associated with an acquisition that was not completed; and $0.7 million of costs for discontinuing Poland operations of Small Tube Manufacturing Corporation (a wholly-owned subsidiary of the Company).

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

VARIABILITY OF WHOLESALE PRODUCT GROSS PROFIT

Gross profit attributable to sales of the Company's wholesale products has fluctuated and may continue to fluctuate substantially from period to period. In 1999, 1998, and 1997, gross profit from sales of these products was $12.2 million, $6.4 million and $2.8 million, respectively. Gross profit derived from the sale of wholesale products is mainly affected by changes in selling prices. Selling prices for these products are affected by general economic conditions (especially the rate of housing starts), industry competition and manufacturing capacity, industry production levels and other market factors, all of which are beyond the control of the Company.

IMPACT OF PRODUCT MIX

The Company's products range from higher value-added and higher margin commercial products to commodity-type products such as wholesale tube products and rod and bar products. The Company's overall profitability from period to period is affected by the mix in sales within these categories. The Company has substantial sales in Canada, and its product mix in that market, as compared to the United States market, reflects a much higher percentage of commodity type products, such as wholesale tube products and rod and bar products. The results of Canadian operations reflect both this different product mix and the impact of Canadian market and economic trends, which can be independent of United States trends.

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

RESULTS OF OPERATIONS

YEAR-ENDED DECEMBER 31, 1999, COMPARED WITH YEAR-ENDED DECEMBER 31, 1998

Consolidated net sales for the year ended December 31, 1999 were $645.8 million, an increase of 4.6% from net sales of $617.5 million in 1998. Pounds shipped increased by 8.3% in 1999 to 387.2 million from 357.5 million in 1998. Pounds shipped from the United States were 235.6 million in 1999, representing a 3.4% increase over 1998. Pounds shipped from Canada in 1999 were 151.6 million, a 16.9% increase over 1998. Net sales reflect a decrease in the price of copper, the Company's main raw material. The average COMEX copper price for 1999 was $0.72 per pound, compared with $0.75 per pound in 1998.

Shipments of commercial tube products increased 2.5% in 1999 over 1998, primarily as a result of increased shipments of industrial tube used in the residential air conditioning industry. The increase in shipments of industrial tube was offset somewhat by reduced shipments of technical tube products. Technical tube shipments have decreased over prior period levels as the Company experienced a significant, unexpected decline in demand for these products from major customers resulting from the decrease in the rate of replacement of large commercial air conditioning units using CFC refrigerants.

Shipments of the Company's wholesale products increased 8.1% as a result of increased participation by the Company in the United States market. Rod, bar and strip product shipments increased 30.5% as compared to a year ago due primarily to increased shipments of strip products to the Canadian mint during the first half of the year and to increased shipments of strip products from the newly formed Wolverine Ratcliffs, Inc. joint entity in the second half of 1999.

Consolidated gross profit decreased 19.3% in 1999 to $66.7 million from $82.7 million in 1998. In 1999, non-recurring charges of $14.4 million were recognized in cost of goods sold. These charges primarily consisted of $8.1 million relating to the liquidation of LIFO inventory values resulting from planned inventory reductions and $6.3 million of additional costs associated with the realignment of the Company's manufacturing operations and product rationalization. In 1998, non-recurring charges of $2.1 million were recognized in cost of goods sold. These charges primarily consisted of $1.4 million of costs associated with the closing of the Company's Greenville, Mississippi facility and $0.7 million of costs associated with efficiency initiatives implemented at the Company's Roxboro, North Carolina facility.

Excluding the effect of the non-recurring charges in both years, consolidated gross profit decreased 4.4% in 1999 to $81.1 million from $84.8 million in 1998. This decrease was primarily the result of decreased shipments of technical tube products, that are included in commercial products, which are generally the Company's highest margin products. To a lesser extent, higher costs associated with the slower than anticipated ramp-up of the Jackson, Tennessee facility affected gross profit. Increased shipments of wholesale products at higher average fabrication charges and rod, bar and strip products partially offset the reduction of gross profit resulting from the decreased shipments of technical tube. Gross profit from United States operations decreased by 29.2% to $46.4 million from $65.5 million in 1998 due to the factors outlined above. Gross profit from Canadian operations increased by 18.0% to $20.3 million from $17.2 million in 1998, principally due to the factors outlined above.

Consolidated selling, general and administrative expenses for the year ended December 31, 1999 increased 17.1% to $30.8 million, compared with $26.3 million in 1998. This increase was primarily the result of depreciation and maintenance charges resulting from new information systems software, the increased costs due to the addition of Wolverine Ratcliffs, Inc., incremental depreciation on the Company's new research and development center and increased employee compensation expenses relating to performance incentives and relocation costs.

As a result of decreased gross profit, increased selling, general and administrative expenses, and restructuring and other charges recorded in 1999, as described in "Restructuring and Other Charges" section below, consolidated income from operations decreased by 64.0% to $16.0 million in 1999, from $44.5 million in 1998. United States income from operations decreased $31.4 million to a loss of $0.6 million in 1999 from income of $30.8 million in 1998, and Canadian income from operations increased by 21.2% to $16.6 million in 1999 from $13.7 million in 1998. Excluding the effect of the non-recurring and restructuring and other charges recorded in both years, income from operations was $50.3 million in 1999 and $58.5 million in 1998.

Consolidated net interest expense was $12.6 million in 1999 as compared to $6.6 million for the full year 1998. This increase was primarily the result of increased interest expense associated with the issuance of the Company's $150 million in principal amount of 7 3/8% Senior Notes due 2008 in August 1998 (the "Senior Notes") and a decrease in interest expense capitalized during the year.

For the year ended December 31, 1999, the Company recognized a tax benefit of $0.3 million resulting from the recognition of non-recurring charges in cost of goods sold and restructuring and other charges. Excluding the effect of the tax benefit and the associated non-recurring and restructuring and other charges recognized in both years, the effective tax rate would have been 35.3% in 1999 and 35.7% in 1998.

During the year ended December 31, 1999, the Company recognized a charge for the cumulative effect of a change in accounting principle of $8.0 million pre-tax ($5.8 million after tax). The Company adopted the American Institute of Certified Public Accountants Statement of Position 98-5, Reporting on the Costs of Start-Up Activities (the "Statement"). The implementation of the Statement required the Company to write-off the remaining start-up costs relating primarily to the Company's Roxboro, North Carolina, Jackson, Tennessee and Shanghai, China facilities.

Consolidated net loss in 1999 was $4.0 million, or $.32 loss per diluted share, compared to consolidated net income of $24.6 million or $1.72 per diluted share in 1998. Excluding the non-recurring charges included in cost of goods sold and restructuring and other charges recognized in both years, and the cumulative effect of an accounting change recognized in 1999, consolidated net income and diluted earnings per share for 1999 would have been $23.2 million and $1.73, respectively, compared to $33.5 million and $2.34, respectively, in the prior year period.

YEAR-ENDED DECEMBER 31, 1998, COMPARED WITH YEAR-ENDED DECEMBER 31, 1997

Consolidated net sales for the year ended December 31, 1998 were $617.5 million, a decrease of 7.5% from net sales of $667.7 million in 1997. Pounds shipped increased by 5.4% in 1998 to 357.5 million from 339.3 million in 1997. Pounds shipped from the United States were 227.8 million in 1998, representing a 1.5% increase over 1997. Pounds shipped from Canada in 1998 were 129.7 million, a 12.3% increase over 1997. Net sales reflect a decrease in the price of copper, the Company's main raw material. The average COMEX copper price for 1998 was $0.75 per pound, compared with $1.04 per pound in 1997.

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

Consolidated gross profit increased 0.1% in 1998 to $82.7 million from $82.6 million in 1997. Gross profit from United States operations decreased by 5.9% to $65.5 million from $69.6 million in 1997 due to the factors outlined above. Gross profit from Canadian operations increased by 32.3% to $17.2 million from $13.0 million in 1997, principally due to the factors outlined above. Excluding the effect of the $2.1 million non-recurring charges included in cost of goods sold as previously described, consolidated gross profit was $84.8 million in 1998.

Consolidated selling, general and administrative expenses for the year ended December 31, 1998 increased 16.9% to $26.3 million, compared with $22.5 million in 1997. This increase was primarily the result of increased employee benefits, marketing expenses and professional fees.

As a result of increased selling, general and administrative expenses and restructuring and other charges recorded in 1998, as described in the "Restructuring and Other Charges" section below, consolidated income from operations decreased by 20.1% to $44.5 million in 1998, from $55.7 million in 1997. United States income from operations decreased by 31.7% to $30.8 million in 1998 from $45.1 million in 1997, and Canadian income from operations increased by 29.2% to $13.7 million in 1998 from $10.6 million in 1997. Excluding the effect of the non-recurring and restructuring and other charges recorded in both years, income from operations was $58.5 million in 1998 and $60.1 million in 1997.

Consolidated net interest expense decreased by 10.9% to $6.6 million in 1998 from $7.4 million in 1997. This decrease was primarily the result of reduced interest expense achieved through the Company's April 1997 refinancing and the related repayment of its 10 1/8% Senior Subordinated Notes due 2002 (the
"10 1/8% Notes"), increased interest income from investing the remaining proceeds from the issuance of $150 million in principal amount of 7 3/8% Senior Notes due 2008 in August 1998 (the "Senior Notes") and increased capitalized interest associated with several capital projects in 1998. This decrease was partially offset by increased interest expense associated with the Company's Senior Notes. The Company incurred an extraordinary charge associated with the early extinguishment of the 10 1/8% Notes in 1997. The charge on the extinguishment, net of tax, was approximately $4.7 million ($7.5 million pre-tax).

The effective tax rate for the year ended December 31, 1998 was 35.2%, compared to 36.4% for the year ended December 31, 1997. The reduced effective tax rate in 1998 was the result of the Company recognizing a tax benefit associated with the restructuring and other charges in 1998. Excluding the effect of the tax benefit associated with the restructuring and other charges in 1998, the effective tax rate would have been 35.7% in 1998.

Consolidated net income in 1998 was $24.6 million, or $1.72 per diluted share, compared to $25.8 million or $1.80 per diluted share in 1997. Excluding the non-recurring charges included in cost of goods sold and restructuring and other charges recognized in 1998 and the restructuring and other charges and the extraordinary item recognized in 1997, consolidated net income and diluted earnings per share for 1998 would have been $33.5 million and $2.34, respectively, compared to $33.6 million and $2.34, respectively, in the prior year period.

RESTRUCTURING AND OTHER CHARGES

1999 RESTRUCTURING AND OTHER CHARGES

In 1999, the Company recognized restructuring and other charges of $19.9 million ($12.5 million net of tax). This charge included $10.0 million in expenses relating to the announced closing of the Company's Roxboro, North Carolina facility scheduled to take place in mid-2000, of which $8.6 million in expenses related to the write-down of impaired assets; $2.8 million in expenses related to the implementation of an indirect workforce reduction program of approximately 100 employees (further described below); $3.6 million in expenses related to impaired assets due to a product and plant rationalization plan; $1.9 million in expenses related to previously closed entities, of which $1.8 million related to the write-down of impaired assets; $0.8 million in expense related to the termination of an interest rate swap; and $0.8 million in professional fees and other costs, primarily associated with acquisitions that were not completed. To date, the Company has paid approximately $3.5 million in cash related to the restructuring. The Company believes the accrued restructuring costs of $1.6 million at December 31, 1999 represents its remaining cash obligations.

During the third quarter of 1999, the Company implemented an indirect workforce reduction program of approximately 100 employees. Each terminated employee's severance pay was, in general, calculated in accordance with a Severance Pay Plan (the "Severance Plan"), which provides benefits to all eligible employees who have at least one year of service and who are terminated for reasons other than cause. Severance benefits include payment of all accrued vacation and two weeks' pay at the employee's current base salary plus one week's pay for each full year of continuous service, less applicable taxes and withholding, not to exceed 26 weeks. At the end of the fourth quarter of 1999, the implementation of the indirect workforce reduction program was substantially complete. The Company expects to realize approximately $2.5 million in reduced salary and related expenses per year as a result of this workforce reduction.

Implementation of the workforce reduction program resulted in an approximate $2.8 million charge that was recognized in the third quarter of 1999. The primary components of this charge relating to the indirect workforce reduction program included approximately $2.1 million relating to severance and vacation pay and $0.7 million in increased post-retirement medical and life insurance benefits.

1998 RESTRUCTURING AND OTHER CHARGES

In 1998, the Company recognized restructuring and other charges of approximately $11.9 million ($7.5 million after tax). This charge included $7.4 million in expenses related to the closing of the Company's Greenville, Mississippi facility (further described below), of which $5.6 million in expenses related to the write-down of impaired assets resulting primarily from the closing of this facility; $2.7 million in expenses related to efficiency initiatives implemented at the Company's North Carolina facility; $0.9 million in expenses related to the implementation of a salaried workforce reduction program (further described below); and $0.9 million in professional fees and other costs primarily associated with an acquisition that was not completed.

During the third quarter of 1998, the Company implemented plans to close the Greenville, Mississippi fabricated products facility. The closing of this facility was completed in early November 1998, and the approximately 140 employees received severance pay in accordance with the Severance Plan and also received their regular pay for 60 days subsequent to the notice of closure. The Company expects to realize approximately $2.5 million in reduced salary and related expenses per year as a result of the closure of this facility. Implementation of the plan to close this facility resulted in an approximate $8.8 million charge, of which $7.4 million was included in restructuring and other charges and $1.4 million was included in cost of goods sold. Primary components of the charge relating to closing the Greenville facility included $5.6 million related to the write down of impaired fixed assets, $1.6 million primarily related to severance costs and $1.5 million primarily related to other asset write downs and operating inefficiencies resulting from the closure of this facility.

During the third quarter of 1998, the Company implemented a work force reduction program of approximately fifty salaried positions from various locations and departments, which was primarily aimed at reducing administrative costs. Each terminated employee's severance pay was, in general, calculated in accordance with the Severance Plan. The Company expects to realize approximately $2.0 million in reduced salary and related expenses per year as a result of this workforce reduction. Implementation of the workforce reduction program resulted in an approximate $0.9 million charge that was recognized in the third quarter of 1998. The primary components of the charge relating to the work force reduction program included approximately $0.8 million relating to severance and vacation pay and $0.1 million related to professional fees and miscellaneous expenses resulting from the workforce reductions.

1997 RESTRUCTURING AND OTHER CHARGES

In 1997, the Company recognized restructuring and other charges of $4.4 million ($3.0 million after tax). This charge included $1.8 million in expenses related to the implementation of the Company's 1997 Voluntary Early Retirement Program (further described below); $1.3 million in severance costs primarily associated with the departure of the Company's former Chief Executive Officer; $0.6 million in professional fees and other costs associated with an acquisition that was not completed; and $0.7 million in costs for discontinuing the Poland operations of Small Tube Manufacturing Corporation (a wholly-owned subsidiary of the Company).

The Company adopted the 1997 Voluntary Early Retirement Program (the "Plan") in the first quarter of 1997. This Plan rewarded certain eligible employees who elected on a voluntary basis to take early retirement from the Company between March 26, 1997, and May 12, 1997. After the execution of a binding Voluntary Early Retirement Agreement and General Release by each eligible employee, the Company paid each such employee an early retirement payment and provided certain other consideration. The payment was an amount equal to four weeks' base pay plus one additional weeks' pay for each year of service, up to a maximum of twenty-six weeks total pay, less applicable taxes and withholdings required by law.

Twenty-six employees from various locations and departments throughout the Company elected to participate in the Plan. At the end of the second quarter of 1997, the implementation of the Plan was completed. The Company realized approximately $2.0 million in reduced salary and related expenses per year as a result of the Plan. Implementation of the Plan resulted in an approximate $1.8 million charge that was recognized in the second quarter of 1997. The primary components of the charge relating to the Plan included approximately $1.0 million relating to severance and vacation pay, $0.6 million in increased pension expense and $0.2 million for professional fees and miscellaneous expenses resulting from these early retirements.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities is the Company's primary source of liquidity and totaled $18.6 million, $35.8 million and $46.7 million for the years ended December 31, 1999, 1998 and 1997, respectively. The decrease in net cash provided by operating activities in 1999 was primarily due to the decrease in net income exclusive of the cumulative effect of the accounting change.

The ratio of current assets to current liabilities was 3.2 in 1999 and 4.7 in 1998. The current ratio decreased in 1999 over 1998 due primarily to decreased cash and equivalents resulting from the net reduction of borrowings under the various credit facilities, a decrease in inventories and an increase in short-term borrowings.

The Company has a $200 million Revolving Credit Facility (the "Facility"), which matures on April 30, 2002. The Facility provides for a floating base interest rate that is, at the Company's election, either (a) the higher of the federal funds effective rate plus 0.50% and the prime rate or (b) LIBOR plus a specified margin (determined with reference to the Company's ratio of total debt to EBITDA and the Company's debt rating as determined by the Standard & Poor's and Moody's Rating Services) of 0.25% to 1.00%. Commitment fees on the unused available portion of the Facility range from 0.10% to 0.50%. As of December 31, 1999, the Company had approximately $30 million in outstanding borrowings and obligations under the Facility and approximately $170 million in additional borrowing availability thereunder.

Capital expenditures were $24.1 million in 1999, $34.7 million in 1998 and $21.6 million in 1997. The Company currently expects to spend approximately $35 to $40 million in 2000 under its capital improvement program. The Company's 2000 capital improvement program includes asset replacement, environmental compliance and asset improvement items.

The Company believes that it will be able to satisfy its existing working capital needs, interest obligations, stock repurchases and capital expenditure requirements with cash flow from operations and funds available under the Facility.

SENIOR NOTES DUE 2008

In August 1998, the Company issued $150 million in principal amount of the Senior Notes. The Senior Notes were issued pursuant to an Indenture, dated as of August 4, 1998, between the Company and First Union National Bank, as Trustee. The net proceeds from the sale of the Senior Notes were applied to reduce borrowings by approximately $58 million under the Facility. Of the remaining net proceeds, the Company used the remainder for capital expenditures, working capital and other general corporate purposes. The Senior Notes (i) have interest payments dates on February 1 and August 1 of each year, which commenced February 1, 1999; (ii) are redeemable at the option of the Company at a redemption price equal to the greater of (a) 100% of the principal amount of the Senior Notes to be redeemed, or (b) the sum of the present value of the remaining scheduled payments of principal and interest thereon from the redemption date to the maturity date, discounted to the redemption date on a semiannual basis at the Treasury Rate plus 25 basis points, plus, in each case, accrued interest thereon to the date of redemption; (iii) are senior unsecured obligations of the Company and are pari passu in right of payment with any existing and future senior unsecured indebtedness of the Company, including borrowings under the Facility;
(iv) are guaranteed by certain of the Company's subsidiaries; and (v) are subject to the terms of the Indenture, which contains certain covenants that limit the Company's ability to incur indebtedness secured by certain liens and to engage in sale/leaseback transactions.

MARKET RISKS

The Company is exposed to various market risks, including changes in interest rates, commodity prices and foreign currency rates. Market risk is the potential loss arising from adverse changes in market rates and prices. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. In the ordinary course of business, the Company enters into various types of transactions involving financial instruments to manage and reduce the impact to changes in interest rates, commodity prices and foreign exchange rates.

INTEREST RATE RISK

The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company's total long-term debt at December 31, 1999 was $131,636,000. A 1% increase from prevailing interest rates at December 31, 1999 would result in a decrease in fair value of total long-term debt by approximately $7,678,000. Conversely, interest rate changes generally do not affect the fair market value of variable rate debt but will impact future earnings and cash flows assuming all other factors are held constant. At December 31, 1999, the annual pretax earnings and cash flow impact resulting from a one percentage point increase in interest rates would be approximately $400,000.

COMMODITY PRICE RISK

In connection with the purchase of certain raw materials, principally copper, on behalf of certain customers for future manufacturing requirements, the Company has entered into commodity forward contracts as deemed appropriate for these customers to reduce the Company's risk of future price increases. At December 31, 1999, the Company had entered into contracts hedging certain future commodity purchases through May 2001, of $32.6 million. The estimated fair value of these outstanding contracts was approximately $38.3 million at December 31, 1999. The effect of a 10% adverse change in commodity prices at December 31, 1999 would change the estimated fair value of these outstanding contracts to $34.5 million.

FOREIGN CURRENCY RISK

The Company sometimes uses foreign exchange contracts to reduce its exposure to foreign currency risk associated with purchasing contracts denominated in foreign currency. A forward foreign exchange contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. At December 31, 1999, the Company was not a party to any material contract relating to foreign currency forward agreements.

YEAR 2000 ISSUE UPDATE

In prior years the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company did not experience any significant issues or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems or the products and services of third parties.

The Company utilized both internal and external resources to reprogram, or replace, and test its software for Year 2000 modifications. The total cost of the Year 2000 project was estimated at $6.4 million and was funded through operating cash flows. Of the total project cost, approximately $6.2 million is attributable to the purchase of new software, which has been capitalized.

The Company will continue to monitor its mission-critical computer applications and those of its suppliers and vendors throughout the current year to ensure that any potential Year 2000 matters that may arise are addressed promptly.

ENVIRONMENTAL

The Company's facilities and operations are subject to extensive environmental laws and regulations. During the year ended December 31, 1999, the Company spent approximately $0.4 million on environmental matters, which include remediation costs, monitoring costs and legal and other costs. The Company has a reserve of $2.6 million for environmental remediation costs which is reflected in the Company's Consolidated Balance Sheet. The Company has approved and intends to spend $1.0 million for capital expenditures relating to environmental matters during 2000. Based upon information currently available, the Company believes that the costs of the environmental matters described below are not reasonably likely to have a material adverse effect on the Company's business, financial condition or results of operations.

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

DECATUR, ALABAMA

In 1999, the Company negotiated a new Consent Order under Section 3008(h) of the Resource Conservation and Recovery Act. The new Order incorporated the Corrective Measures Study ("CMS") that Henley (a former owner of the facility) had submitted to the EPA regarding a waste burial site at the Decatur, Alabama facility. The order also included an upgrade to an existing chrome groundwater remediation system. The CMS proposes current monitoring and site maintenance. The remaining monitoring, legal, and other costs associated with the ground water remediation project are estimated to be $861,000. The cost to the Company to comply with the CMS, as currently approved, will not have an adverse effect on the Company's business, financial condition or results of operations.

ARDMORE, TENNESSEE

On December 28, 1995, the Company entered into a Consent Order and Agreement with the Tennessee Division of Superfund (the "Tennessee Division"), relating to the Ardmore, Tennessee facility (the "Ardmore facility"), under which the Company agreed to conduct a preliminary investigation regarding whether volatile organics detected in and near the municipal drinking water supply are related to the Ardmore facility and, if necessary, to undertake an appropriate response. That investigation has disclosed contamination, including elevated concentrations of certain volatile organic compounds, in soils of certain areas of the Ardmore facility and also has disclosed elevated levels of certain volatile organic compounds in the shallow residuum groundwater zone at the Ardmore facility. Under the terms of the Consent Order and Agreement, the Company submitted a Remedial Investigation and Feasibility Study ("RI/FS") work plan, which was accepted by the Tennessee Division, and the Company has initiated the RI/FS. Based on the available information, the Company preliminarily estimates that it will cost between $319,000 and $1,174,000 to complete the investigation and remediation of this site.

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

GREENVILLE, MISSISSIPPI

Following the Company's acquisition of its Greenville, Mississippi facility (the "Greenville facility"), a preliminary investigation disclosed volatile organic contaminants in soil and groundwater at the site. Based on further investigation, it appears that the contamination has not spread off-site. The Company entered into a Consent Order with the Mississippi Department of Environmental Quality ("MDEQ") for a pilot study program which determined the effectiveness of technology identified for remediation and which will also help define the scope of remediation for the site. The pilot study program concluded on June 1, 1997. The Company entered into a final consent agreement with MDEQ on July 15, 1997. Remediation efforts began in the third quarter of 1997 and are expected to take approximately three years. The Company recently submitted a report of remediation activities requesting that the MDEQ allow it to cease and desist such remediation. However, there can be no assurance that remediation efforts will be allowed to be discontinued, and operations, maintenance and other expenses of the remediation system may continue for a longer period of time. Through October 3, 1998, applicable costs of testing and remediation required at the Greenville facility had been shared with the former owners of the Greenville facility pursuant to the terms of an Escrow Agreement established at the time the facility was acquired. Subsequent to October 3, 1998, the Company released the former owners of the facility from liability related to the remediation of the Greenville facility following the receipt of a $145,000 settlement payment. The Company estimates the remaining investigative and remedial costs could total $290,000 under the remediation plan the Company adopted, but these costs could increase if additional remediation is required.

In December 1999, the Company applied for admission into the Mississippi Land Recycling Program. It is anticipated that the Land Recycling Program will allow more latitude in remediation decision-making and property transfers.

JACKSON, TENNESSEE

In connection with the Company's acquisition of its Jackson, Tennessee facility (the "Jackson facility"), a preliminary investigation disclosed soil and/or groundwater contamination at this site. The Company had performed a Phase I Environmental Audit and identified the existence of volatile organic contaminants; however, the extent of any such contamination has not been fully determined. Investigation at the site is being conducted pursuant to a Consent Order with the State of Tennessee by a prior owner of the property. Based upon currently available information, the Company preliminarily estimates that remediation costs could total $730,000. However, certain of the remediation costs may be reimbursed pursuant to the terms of an indemnification agreement between the Company and the previous owners of the Jackson Facility.

ALTOONA, PENNSYLVANIA

The Company has entered into the State of Pennsylvania Department of Environmental Protection Act II Program (the "Program"). The Program was entered to address issues of contamination from closed hazardous waste lagoons and possible oil contamination of soil. The hazardous waste lagoons were closed in 1982. The Program is a voluntary site remediation program, which allows the Company to direct the site evaluation and any eventual remediation. Preliminary costs are estimated at $198,000 to complete the investigation phase of the Program. Once the investigation phase is completed, a decision on remediation (if any) will be made. Insufficient information exists at this point to estimate any remediation costs or if remediation will be required. The Company is fully indemnified by the previous owner for any costs associated with the Program, thus no liability has been recorded as of December 31, 1999.

OTHER

The Company has been named as a party in a Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) lawsuit by Southdown Environmental Services ("Southdown") and Allworth, Inc. ("Allworth"). The Company is named with approximately 200 other companies (the "Group") in the suit. The Company, along with the other members of the Group, contracted with Allworth, and subsequently Southdown, for treatment, storage and disposal of hazardous wastes between 1978 and 1995. The suit seeks compensation from the Group for costs related to environmental cleanup incurred by Southdown, and potentially Allworth, at the site in Birmingham, Alabama. The site is presently owned by Philips Services Corporation ("Philips"). To date, the Company has only incurred legal fees associated with this matter. Negotiations have been ongoing, unsuccessfully, between Philips, Southdown and Allworth to reach a settlement. The Company's potential share of liability, if any, is unknown at this point.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133 Accounting for Derivative Instruments and Hedging Activities. In 1999, the FASB delayed the effective date of Statement No. 133 until years beginning after June 15, 2000. The Company expects to adopt Statement No. 133 effective January 1, 2001. Statement No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet completed its analysis of the impact that Statement No. 133 will have on its financial statements.

ITEM 7A             QUALITATIVE AND QUANTITATIVE DISCLOSURES
                                ABOUT MARKET RISK

The information required by this item is contained in "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                        Page
                                                                                                        ----
Consolidated Statements of Operations--For the years ended December 31, 1999, 1998, and 1997.             F-1

Consolidated Balance Sheets--December 31, 1999 and 1998.                                                  F-2

Consolidated Statements of Stockholders' Equity--For the years ended December 31, 1999, 1998,
         and 1997.                                                                                        F-3

Consolidated Statements of Cash Flows--For the years ended December 31, 1999, 1998, and 1997.             F-4

Notes to Consolidated Financial Statements.                                                               F-5

Report of Ernst & Young LLP, Independent Auditors.                                                       F-26

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

                                    PART III

ITEM 10                 DIRECTORS AND EXECUTIVE OFFICERS
                                OF THE REGISTRANT

The information required by this item with respect to directors is incorporated by reference from the information under the caption "Election of Directors" contained in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders. The required information concerning executive officers of the Company is contained in Part I of this report.

ITEM 11                      EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information under the caption "Executive Compensation" in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders.

ITEM 12                   SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the information under the caption "Stock Ownership of Management and Certain Beneficial Owners" in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders.

ITEM 13                     CERTAIN RELATIONSHIPS AND
                              RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the information contained under the caption "Certain Transactions" in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14              EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                             AND REPORTS ON FORM 8-K

(a)      Index to exhibits, financial statements and schedules.


     (1) The following consolidated financial statements for the Company and Report of Independent Auditors are included beginning on page F-1 hereof:

         Consolidated Statements of Operations--For the years ended December 31,
            1999, 1998, and 1997.

         Consolidated Balance Sheets--December 31, 1999 and 1998.

         Consolidated Statements of Stockholders' Equity--For the years ended
            December 31, 1999, 1998, and 1997.

         Consolidated Statements of Cash Flows--For the years ended December 31,
            1999, 1998, and 1997.

         Notes to Consolidated Financial Statements.

         Report of Ernst & Young LLP, Independent Auditors.

     (2) The following consolidated financial statement schedule of the Company is included on page S-1 hereof:


         SCHEDULE II                Valuation and Qualifying Accounts

     (3) Exhibits required by Item 601 of Regulation S-K:

         The following exhibits are included in this Form 10-K:


                Exhibit No.               Description
                -----------               -----------
                  10.1*    Amendment to Amended and Restated Change in Control,
                           Severance and Non-Competition Agreement for Executive
                           Officers
                  10.2*    First Amendment to Agreement for Supplemental
                           Executive Retirement Benefits
                  21       List of Subsidiaries
                  23       Consent of Ernst & Young LLP, Independent Auditors
                  27       Financial Data Schedule (for SEC use only)

         The following exhibits are incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999:

                Exhibit No.               Description
                -----------               -----------
                  10.1     Third Amendment and Limited Waiver to Credit
                           Agreement dated June 30, 1999, by and between the
                           Company, Wolverine Tube (Canada) Inc. and the lenders
                           named therein
                  10.2*    Agreement for Supplemental Executive Retirement
                           Benefits

         The following exhibits are incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 1999:

                Exhibit No.               Description
                -----------               -----------
                  10.1*    Form of Amended and Restated Change in Control,
                           Severance and Non-Competition Agreement for Executive
                           Officers
                  10.2*    Long-Term Incentive Plan
                  10.3*    Annual Performance Incentive Plan

         The following exhibits are incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998:

                Exhibit No.               Description
                -----------               -----------
                  10.1     Second Amendment to Credit Agreement
                  10.2*    Form of Change in Control, Severance and
                           Non-Competition Agreement for Executive Officers
                  10.3*    Non-Qualified Option Agreement No. 2 between the
                           Company and Dennis Horowitz

         The following exhibits are incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended July 4, 1998:

                Exhibit No.               Description
                -----------               -----------
                  3.1      Restated Certificate of Incorporation (as amended
                           through May 1, 1998)
                  4.1      Indenture, dated as of August 4, 1998, between the
                           Company and First Union National Bank as Trustee
                  10.1     First Amendment and Limited Waiver to Credit
                           Agreement, dated as of June 26, 1998, by and among
                           the Company, Wolverine Tube (Canada), Inc., and the
                           lenders named therein

         The following exhibits are incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended April 4, 1998:

                Exhibit No.               Description
                -----------               -----------
                  10.2*    Consulting Agreement, dated May 8, 1998, by and
                           between the Company and John M. Quarles

         The following exhibit is incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1997:

                Exhibit No.               Description
                -----------               -----------
                  3.2      By-Laws of the Company, as amended

         The following exhibits are incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997:

                Exhibit No.               Description
                -----------               -----------
                  10.1*    Agreement and General Release, dated April 1, 1997,
                           between the Company and Thomas B. Roller
                  10.3     Credit Agreement, dated as of April 30, 1997, among
                           the Company, the lenders named therein, Credit Suisse
                           First Boston as Administrative Agent and Mellon Bank,
                           N.A., as Documentary Agent

         The following exhibits are incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996:

                Exhibit No.               Description
                -----------               -----------
                  10.1*    Employment Agreement, dated as of September 16, 1996,
                           between the Company and John M. Quarles
                  10.4*    Long Term Incentive Plan

         The following exhibit is incorporated by reference to the Company's Registration Statement on Form 8-A, filed on February 22, 1996:

                Exhibit No.               Description
                -----------               -----------
                  4        Rights Agreement, dated as of February 13, 1996,
                           between the Company and Society National Bank, as
                           Rights Agent

         The following exhibit is incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995:

                Exhibit No.               Description
                -----------               -----------
                  10.1*    Amendment No. 1 to Employment Agreement, dated
                           December 7, 1995, between the Company and John M.
                           Quarles

         The following exhibits are incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994:

                Exhibit No.               Description
                -----------               -----------
                  10.13*   Form of Indemnity Agreement
                  10.19*   Supplemental Executive Retirement Plan

         The following exhibit is incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended October 1, 1994:

                Exhibit No.               Description
                -----------               -----------
                  10.18*   Employment Agreement between the Company and John M.
                           Quarles

         The following exhibit is incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended July 2, 1994:

                Exhibit No.               Description
                -----------               -----------
                  10.15    Form of Non-Qualified Stock Option Agreement under
                           the Company's 1993 Equity Incentive Plan

         The following exhibits are incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-65148):

                Exhibit No.               Description
                -----------               -----------
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


(b)      Reports on Form 8-K.





         The Company filed no reports on Form 8-K during the three month period ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Huntsville, State of Alabama, on the 29th day of March, 2000.


WOLVERINE TUBE, INC.



By:  /s/ James E. Deason
   -----------------------------------------
Name:    James E. Deason
Title:   Executive Vice President, Chief Financial Officer,
         Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE                                   TITLE                                       DATE
--------------------------------------------------------------------------------------------------------------

By: /s/ Dennis J. Horowitz                  President, Chief Executive                  March  29, 2000
   -----------------------------------      Officer and Director (Principal
     Dennis J. Horowitz                     Executive Officer)


By: /s/ James E. Deason                     Executive Vice President, Chief             March  29, 2000
   -----------------------------------      Financial Officer, Secretary and
     James E. Deason                        Director (Principal Financial Officer
                                            and Principal Accounting Officer)

By: /s/ Jan K. Ver Hagen                    Chairman and Director                       March  29, 2000
   -----------------------------------
     Jan K. Ver Hagen


By: /s/ W. Barnes Hauptfuhrer               Director                                    March  29, 2000
   -----------------------------------
     W. Barnes Hauptfuhrer


By: /s/ Thomas P. Evans                     Director                                    March  29, 2000
   -----------------------------------
     Thomas P. Evans


By: /s/ John L. Duncan                      Director                                    March  29, 2000
   -----------------------------------
     John L. Duncan


By: /s/ Charles E. Thompson                 Director                                    March  29, 2000
   -----------------------------------
     Charles E. Thompson


By: /s/ Chris A. Davis                      Director                                    March  29, 2000
   -----------------------------------
     Chris A. Davis


By: /s/ Gail O. Neuman                      Director                                    March  29, 2000
   -----------------------------------
     Gail O. Neuman

WOLVERINE TUBE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                               Year ended December 31,
                                                                      1999               1998              1997
------------------------------------------------------------------------------------------------------------------
(In thousands except per share amounts)
Net sales                                                           $645,774           $617,512          $667,686
Cost of goods sold                                                   579,030            534,799           585,060
------------------------------------------------------------------------------------------------------------------
Gross profit                                                          66,744             82,713            82,626
Selling, general and administrative expenses                          30,777             26,328            22,506
Restructuring and other charges                                       19,938             11,867             4,384
------------------------------------------------------------------------------------------------------------------
Income from operations                                                16,029             44,518            55,736
Other (income) expenses:
    Interest expense, net                                             12,608              6,566             7,367
    Amortization and other, net                                        1,941                (37)              287
------------------------------------------------------------------------------------------------------------------
Income before income taxes, extraordinary item and
     cumulative effect of accounting change                            1,480             37,989            48,082
Income tax provision (benefit)                                          (289)            13,352            17,506
------------------------------------------------------------------------------------------------------------------
Income before extraordinary item and cumulative
     effect of accounting change                                       1,769             24,637            30,576
Extraordinary item, net of income tax benefit of $2,782                   --                 --            (4,738)
Cumulative effect of accounting change, net of income tax
     benefit of $2,211                                                (5,754)                --                --
------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                     (3,985)            24,637            25,838
Less preferred stock dividends                                          (280)              (280)             (280)
------------------------------------------------------------------------------------------------------------------
Net income (loss) applicable to common shares                       $ (4,265)          $ 24,357          $ 25,558
==================================================================================================================
Earnings per common share--basic:
Income before extraordinary item and cumulative
     effect of accounting change                                    $   0.11           $   1.74          $   2.16
Extraordinary item                                                        --                 --             (0.34)
Cumulative effect of accounting change                                 (0.44)                --                --
------------------------------------------------------------------------------------------------------------------
Net income (loss) per common share--basic                             ($0.33)          $   1.74          $   1.82
==================================================================================================================
Basic weighted average number of common shares                        13,106             14,025            14,022
==================================================================================================================
Earnings per common share--diluted:
Income before extraordinary item and cumulative
     effect of accounting change                                    $   0.11           $   1.72          $   2.13
Extraordinary item                                                        --                 --             (0.33)
Cumulative effect of accounting change                                 (0.43)                --                --
------------------------------------------------------------------------------------------------------------------
Net income (loss) per common share--diluted                         $  (0.32)          $   1.72          $   1.80
==================================================================================================================
Diluted weighted average number of common and common
     equivalent shares                                                 13,243             14,186           14,232
==================================================================================================================

See accompanying notes.

WOLVERINE TUBE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                                 December 31,
                                                                            1999              1998
------------------------------------------------------------------------------------------------------
(In thousands except share and per share amounts)
ASSETS
Current assets
     Cash and equivalents                                                 $ 26,894           $ 78,899
     Accounts receivable, net                                               84,440             66,231
     Inventories                                                            95,368            108,134
     Refundable income taxes                                                 9,511                 --
     Prepaid expenses and other                                              1,415              1,094
------------------------------------------------------------------------------------------------------
Total current assets                                                       217,628            254,358

Property, plant and equipment, net                                         190,774            197,708
Deferred charges and intangible assets, net                                 91,772             87,984
Assets held for resale                                                          --              2,989
Prepaid pensions                                                             6,515              6,379
------------------------------------------------------------------------------------------------------
Total assets                                                              $506,689           $549,418
======================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable                                                     $ 39,240           $ 37,444
     Accrued liabilities                                                    14,772             12,584
     Deferred income taxes                                                      --              3,018
     Short-term borrowings                                                  13,469              1,209
------------------------------------------------------------------------------------------------------
Total current liabilities                                                   67,481             54,255
Deferred income taxes                                                       20,931             25,903
Long-term debt                                                             176,421            215,689
Postretirement benefit obligation                                           11,935             11,606
Accrued environmental remediation                                            2,590              3,002
------------------------------------------------------------------------------------------------------
Total liabilities                                                          279,358            310,455

Commitments and contingencies

Minority interest                                                            2,381                 --

Redeemable cumulative preferred stock, par value
     $1 per share; 20,000 shares issued and outstanding
     at December 31, 1999 and 1998                                           2,000              2,000

Stockholders' equity
    Cumulative preferred stock, par value $1 per
        share; 500,000 shares authorized                                       --                  --
    Common stock, par value $0.01 per share; 40,000,000
        shares authorized, 14,196,289 and 14,147,060 shares
        issued as of December 31, 1999 and 1998, respectively                  142                141
    Additional paid-in capital                                             102,654            101,514
    Retained earnings                                                      163,165            167,430
    Unearned compensation                                                     (309)                --
    Accumulated other comprehensive income                                 (10,688)           (15,494)
    Treasury stock, at cost (1,642,300 shares and 784,200 shares
        as of December 31, 1999 and 1998, respectively)                    (32,014)           (16,628)
------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                 222,950            236,963
------------------------------------------------------------------------------------------------------
Total liabilities, minority interest, redeemable cumulative
     preferred stock and stockholders' equity                             $506,689           $549,418
======================================================================================================



See accompanying notes.

WOLVERINE TUBE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                       Accumu-
                                                                                                       lated
                                  Redeemable                                                           Other                Total
                            Cumulative Preferred                    Additional             Unearned    Compre-              Stock-
                                     Stock          Common Stock     Paid-In    Retained    Compen-    hensive   Treasury   holders'
                               Shares   Amount   Shares    Amount    Capital    Earnings    sation     Income     Stock     Equity
------------------------------------------------------------------------------------------------------------------------------------
(In thousands except number of shares)
Balance at December
     31, 1996                 20,000   $2,000  13,980,517   $140   $ 98,870    $117,515   $     --   ($ 7,303)   $   --    $209,222

Comprehensive income:
     Net income                   --       --          --     --         --      25,838         --         --        --      25,838
     Translation adjustments      --       --          --     --         --          --         --     (3,212)       --      (3,212)
                                                                                                                           --------
     Comprehensive income                                                                                                    22,626
                                                                                                                           --------
Common stock issued               --       --      88,547      1        715          --         --         --        --         716
Tax benefit from stock
     options exercised            --       --          --     --        479          --         --         --        --         479
Preferred stock
     dividends                    --       --          --     --         --        (280)        --         --        --        (280)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December
     31, 1997                 20,000    2,000  14,069,064    141    100,064     143,073         --    (10,515)       --     232,763

Comprehensive income:
     Net income                   --       --          --     --         --      24,637         --         --        --      24,637
     Translation adjustments      --       --          --     --         --          --         --     (4,979)       --      (4,979)
                                                                                                                           --------
     Comprehensive income                                                                                                    19,658
                                                                                                                           --------
Common stock issued               --       --      77,996     --      1,177          --         --         --        --       1,177
Tax benefit from stock
     options exercised            --       --          --     --        273          --         --         --        --         273
 Preferred stock
     dividends                    --       --          --     --         --        (280)        --         --        --        (280)
Purchase of
     treasury stock               --       --          --     --         --          --         --         --   (16,628)    (16,628)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December
     31, 1998                 20,000    2,000  14,147,060    141    101,514     167,430         --    (15,494)  (16,628)    236,963

Comprehensive income:
     Net (loss)                   --       --          --     --         --      (3,985)        --         --        --      (3,985)
     Translation adjustments      --       --          --     --         --          --         --      4,806        --       4,806
                                                                                                                            -------
     Comprehensive income                                                                                                       821
                                                                                                                            -------
Common stock issued               --       --      49,229      1        283          --         --         --        --         284
Tax benefit from stock
     options exercised            --       --          --     --        308          --         --         --        --         308
Preferred stock
     dividends                    --       --          --     --         --        (280)        --         --        --        (280)
Issuance of restricted
     stock award and
     amortization
     of unearned
     compensation                 --       --          --     --        549          --       (309)        --        --         240
Purchase of
     treasury stock               --       --          --     --         --          --         --         --   (15,386)    (15,386)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December
     31, 1999                 20,000   $2,000  14,196,289   $142   $102,654    $163,165      ($309)  ($10,688) ($32,014)   $222,950
====================================================================================================================================


See accompanying notes.

WOLVERINE TUBE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              Year ended December 31,
                                                                        1999           1998           1997
-------------------------------------------------------------------------------------------------------------
(In thousands)

OPERATING ACTIVITIES
Net income (loss)                                                      ($3,985)      $ 24,637       $ 25,838
Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
    Depreciation                                                        13,600         14,635         14,116
    Amortization                                                         2,848          2,685          2,680
    Deferred income taxes                                               (5,948)        (1,375)           520
    Non-cash portion of restructuring and other charges                 14,920          8,174          3,533
    Loss on sale of equipment                                            1,024             88             --
    Extraordinary loss on retirement of debt                                --             --          4,738
    Cumulative effect of accounting change                               5,754             --             --
    Changes in operating assets and liabilities:
       Accounts receivable, net                                         (7,456)         3,946          6,219
       Inventories                                                      14,522        (20,989)       (14,606)
       Refundable income taxes                                          (8,672)            --             --
       Prepaid expenses and other                                          732         (2,125)        (1,670)
       Accounts payable                                                (11,073)          (460)        10,652
       Accrued liabilities, including pension,
           postretirement benefit and environmental                      2,665          6,551         (5,351)
-------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                               18,931         35,767         46,669

INVESTING ACTIVITIES
Additions to property, plant and equipment                             (24,125)       (34,694)       (21,598)
Acquisition of business assets                                          (6,427)       (35,431)        (4,210)
Other                                                                     (452)          (385)          (496)
-------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                 (31,004)       (70,510)       (26,304)

FINANCING ACTIVITIES
Financing fees                                                              --         (1,829)          (820)
Net borrowing (repayment) from revolving credit facilities             (25,345)       (31,999)        97,000
Principal payments on long-term debt                                      (335)          (374)       (99,213)
Proceeds from issuance of long-term debt                                    --        149,683             --
Premium and fees paid on retirement of debt                                 --             --         (5,517)
Issuance of common stock                                                   284          1,177            716
Purchase of treasury stock                                             (15,386)       (16,628)             -
Dividends paid on preferred stock                                         (280)          (280)          (280)
-------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) financing activities                   (41,062)        99,750         (8,114)
Effect of exchange rate on cash and equivalents                          1,130         (1,204)          (122)
-------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and equivalents                        (52,005)        63,803         12,129
Cash and equivalents at beginning of year                               78,899         15,096          2,967
-------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of year                                   $ 26,894       $ 78,899       $ 15,096
=============================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW:
Interest paid                                                         $ 16,119       $  5,275       $  9,321
Income taxes paid                                                     $ 14,484       $ 12,977       $ 13,721

NONCASH FINANCING ACTIVITIES:
Tax benefit from stock options exercised                              $    308       $    273       $    479



See accompanying notes.

WOLVERINE TUBE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

The accompanying consolidated financial statements include the accounts of Wolverine Tube, Inc. (the "Company") and its majority-owned subsidiaries after elimination of significant intercompany accounts and transactions.

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

The Company is engaged in the manufacturing and distribution of copper and copper alloy tubular products as well as rod, bar and strip products. The Company's focus is developing and manufacturing high value added products used in engineered applications which require tubular products that have superior heat transfer capability. The Company's major customers are primarily located in North America and include commercial and residential air conditioning and refrigeration equipment manufacturers, appliance manufacturers, automotive manufacturers, industrial equipment manufacturers, utilities and other power generating companies, refining and chemical processing companies and plumbing wholesalers.

REVENUE RECOGNITION POLICY

The Company records sales when products are shipped to customers or title passes. Sales are made under normal terms and generally do not require collateral.

CASH AND EQUIVALENTS

The Company considers all highly liquid financial instruments with a maturity of three months or less at the time of purchase to be cash equivalents.

INVENTORIES

Inventories are stated at the lower of cost or market. Approximately 60% and 64% of the total consolidated inventories at December 31, 1999 and 1998 are stated on the basis of last-in, first-out (LIFO) method. The remaining inventories, which primarily include supplies, are valued using the average cost method.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost. Depreciation is provided using the straight-line method over the following periods:

          Furniture and fixtures                       2-9 years
          Software                                     3-5 years
          Tooling                                      3-10 years
          Building and improvements                    3-39 years
          Machinery and equipment                      5-25 years

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

DEFERRED CHARGES AND INTANGIBLE ASSETS

Debt issuance costs are deferred and amortized over the term of the debt to which they relate using the interest method. Intangible assets consist of patents and goodwill. Patents are amortized on the straight-line method over their estimated lives. Excess cost over the fair value of net assets acquired (or enterprise level goodwill) generally is amortized on a straight-line basis over 40 years. The carrying value of enterprise level goodwill is reviewed if the facts and circumstances suggest that it may be impaired. Negative operating results, negative cash flows from operations, among other factors, could be indicative of the impairment of enterprise level goodwill. The Company assesses the recoverability of enterprise level goodwill by determining whether the unamortized goodwill balance can be recovered through undiscounted future results of operations. The amount of enterprise level goodwill impairment, if any, is measured based on projected discounted future cash flows using a discount rate reflecting the Company's average cost of funds. To date, the Company has made no adjustments to the carrying value of its enterprise level goodwill.

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

Financing arrangement, long-term debt and redeemable cumulative preferred stock:
The carrying amount of the Company's borrowings under its financing arrangement approximates its fair value. The fair value of the Company's long-term debt and derivative financial instruments are based upon quoted market prices. The fair value of the Company's redeemable cumulative preferred stock is based upon its dividend rate and call provisions. The fair value of the Company's long-term debt and redeemable cumulative preferred stock was $131,636,000 and $2,156,000, respectively, at December 31, 1999 and $143,880,000 and $2,215,000,
respectively, at December 31, 1998.

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

Gains and losses on terminations of interest rate swap agreements are deferred as an adjustment to the carrying amount of the outstanding debt and amortized as an adjustment to interest expense related to the debt over the remaining term of the original contract life of the terminated swap agreement. In the event of the early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the swap would be recognized in income coincident with the extinguishment gain or loss. The Company mitigates the risk that counter parties to these over-the-counter agreements will fail to perform by only entering into agreements with major international financial institutions.

At December 31, 1999, the Company was not a party to any interest rate swap agreements.

DERIVATIVE COMMODITY INSTRUMENTS

In connection with the purchase of certain raw materials, principally copper, on behalf of certain customers for future manufacturing requirements, the Company has entered into commodity forward contracts as deemed appropriate for these customers to reduce the Company's risk of future price increases. These forward contracts are accounted for as hedges and, accordingly, gains and losses are deferred and recognized in cost of goods sold as part of the product cost. The Company is exposed to loss on the forward contracts in the event of non-performance by the customers whose orders are covered by such contracts. However, the Company has not closed any contracts prior to the execution of the underlying sale transactions nor have any of the underlying sale transactions failed to occur.

At December 31, 1999, the Company had entered into contracts hedging certain future commodity purchases through May 2001, of approximately $32.6 million. The estimated fair value of these outstanding contracts was approximately $38.3 million at December 31, 1999.

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

At December 31, 1999, the Company was not a party to any material contract relating to foreign currency forward agreements.

STOCK OPTIONS

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, encourages but does not require companies to record compensation costs for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. Accordingly, the Company recognizes no compensation for stock option grants.

TRANSLATION TO U.S. DOLLARS

Assets and liabilities of the Company denominated in foreign currency are translated to U.S. dollars at rates of exchange at the balance sheet date. Income statement items are translated at average exchange rates during the period. Translation adjustments arising from changes in exchange rates are included in the accumulated other comprehensive income component of stockholders' equity. Realized exchange gains and losses are included in "Amortization and other, net" in the consolidated statements of operations. Net exchange (gains) losses totaled $666,000 in 1999, ($875,000) in 1998 and ($425,000) in 1997.

RESEARCH AND DEVELOPMENT COSTS

Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The amounts charged to expense were $3.0 million in 1999, $1.5 million in 1998 and $1.4 million in 1997.

RECLASSIFICATIONS

Certain reclassifications have been made to the previously reported consolidated statements of operations for the years ended December 31, 1998 and 1997 and consolidated balance sheet as of December 31, 1998 to provide comparability with the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133 Accounting for Derivative Instruments and Hedging Activities. In 1999, the FASB delayed the effective date of Statement No. 133 until years beginning after June 15, 2000. The Company expects to adopt Statement No. 133 effective January 1, 2001. Statement No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet completed its analysis of the impact that Statement No. 133 will have on its financial statements.

2. INVENTORIES

Inventories are as follows at December 31:


                                                    1999               1998
-----------------------------------------------------------------------------
(In thousands)
Finished products                                  $16,489           $ 22,740
Work-in-process                                     24,890             28,401
Raw materials and supplies                          53,989             56,993
------------------------------------------------------------------------------
Totals                                             $95,368           $108,134
==============================================================================

The reserves for LIFO included in inventories at December 31, 1999 and 1998 are $8,445,000 and $18,996,000, respectively. During the third quarter of 1999, liquidation of certain LIFO layers increased cost of goods sold by $8.1 million, pre-tax.

3. ASSETS HELD FOR RESALE

Assets held for sale at December 31, 1998 included the net assets of the unoccupied Greenville, Mississippi and Carrollton, Texas facilites recorded at $0.7 million and $2.3 million, respectively. The remaining net book value of the Greenville, Mississippi facility was written off and included in the third quarter 1999 restructuring and other charges as discussed in Note 17. In July 1999, the Carrollton, Texas facility was sold for approximately $2.3 million.

4. PROPERTY PLANT AND EQUIPMENT

Property, plant and equipment are as follows at December 31:


                                                    1999               1998
------------------------------------------------------------------------------
(In thousands)
Land and improvements                             $ 11,500           $ 11,942
Building and improvements                           52,247             46,062
Machinery and equipment                            215,793            207,696
Construction-in-progress                            10,607             22,314
------------------------------------------------------------------------------
                                                   290,147            288,014
Less accumulated depreciation                      (99,373)           (90,306)
------------------------------------------------------------------------------
Totals                                            $190,774           $197,708
==============================================================================

During the implementation of the Company's new information systems, the Company reviewed the estimated useful lives of its property, plant and equipment. This evaluation revealed that certain equipment was being depreciated over periods of time which were shorter than their respective useful lives. Accordingly, effective January 1, 1999, a change in estimate was made to the estimated useful lives of certain equipment, which resulted in an increase of approximately $1,444,000 in net income for the year ended December 31, 1999.

5. DEFERRED CHARGES AND INTANGIBLE ASSETS

Deferred charges and intangible assets are as follows at December 31:


                                                       1999            1998
-----------------------------------------------------------------------------
(In thousands)
Deferred debt issuance costs                         $ 2,650         $ 2,650
Goodwill                                              99,747          93,113
Patents and other                                      5,020           5,155
-----------------------------------------------------------------------------
                                                     107,417         100,918
Less accumulated amortization                        (15,645)        (12,934)
-----------------------------------------------------------------------------
Totals                                               $91,772         $87,984
=============================================================================

In July 1999, the Company combined the assets of its Fergus, Ontario facility with certain of the assets of Ratcliffs Severn Ltd. to create the newly-formed joint entity of Wolverine Ratcliffs, Inc. ("WRI"). This transaction was accounted for using the purchase method. The purchase price was approximately $7.8 million, resulting in approximately $5.8 million of goodwill. The goodwill is being amortized over 40 years. The accounts and results of operations of WRI have been combined with those of the Company since the date of the acquisition.

6. FINANCING ARRANGEMENTS AND DEBT

In June 1998, the Company amended certain provisions of the Company's $200 million Revolving Credit Facility (the "Facility"), which included: (i) increasing the amount of unsecured indebtedness that the Company may incur while borrowings under the Facility are outstanding; (ii) waiving the requirement that the proceeds of an offering of senior notes must be used to repay all the outstanding borrowings under the Facility; and (iii) raising the ratio of total debt to EBITDA permitted while borrowings are outstanding under the Facility. The Facility, as amended, matures on April 30, 2002, and currently provides for a floating base interest rate that is, at the Company's election, either (a) the higher of the federal funds effective rate plus .50% and the prime rate; or (b) LIBOR plus a specified margin (determined with reference to the Company's ratio of total debt to EBITDA and the Company's debt rating as determined by the Standard & Poor's and Moody's Rating Services) of 0.25% to 1.00%. Commitment fees on the unused available portion of the Facility range from .10% to .50%. As of December 31, 1999, the Company had approximately $30 million in outstanding borrowings and obligations under the Facility and approximately $170 million in additional borrowing availability thereunder.

The Company originally entered into the Facility in April 1997 to replace the Company's then existing credit facility, as well as a tender offer for the $99 million in outstanding principal amount of the Company's 10 1/8% Senior Subordinated Notes due 2002 (the "10 1/8% Notes"). Upon consummation of the refinancing on April 30, 1997, the Company borrowed approximately $107 million under the Facility, substantially all of which was used to finance the purchase of the $98,225,000 in 10 1/8% Notes that were tendered as well as related financing expenses. Accordingly, the Company recorded an extraordinary after-tax charge of $4,738,000 ($7,520,000 pre-tax) resulting from the early retirement of the 10 1/8% Notes. On October 31, 1997, the balance of $775,000 in aggregate principal amount of the 10 1/8% Notes that had remained outstanding was called for redemption by the Company at 103.8%, pursuant to the terms of the 10 1/8% Notes.

During 1998 and 1999, the Company was party to an interest rate swap agreement which effectively fixed the interest rate on $65,000,000 in principal amount of floating rate borrowings provided under the Facility at a rate of 6.82% plus the specified margin of .25% to 1.00%. This agreement was to expire on May 7, 2002, and was based on the three-month LIBOR. This interest rate swap was accounted for as a hedge; the differential to be paid as interest rates changes were accrued and recognized as an adjustment to interest expense. In September 1999, the Company entered into a cancellation agreement that terminated the interest rate swap. The resulting loss on termination, $810,000, was included in restructuring and other charges as stated in Note 16.

In August 1998, the Company issued $150 million in principal amount of 7 3/8% Senior Notes (the "Senior Notes") due August 1, 2008. The Senior Notes were issued pursuant to an Indenture, dated as of August 4, 1998, between the Company and First Union National Bank, as Trustee. The net proceeds from the sale of the Senior Notes were applied to reduce borrowings under the Facility by approximately $58 million. The remaining net proceeds were used for capital expenditures, working capital and other general corporate purposes. The Senior Notes (i) have interest payment dates of February 1 and August 1 of each year, commencing February 1, 1999; (ii) are redeemable at the option of the Company at a redemption price equal to the greater of (a) 100% of the principal amount of the Senior Notes to be redeemed, or (b) the sum of the present value of the remaining scheduled payments of principal and interest thereon from the redemption date to the maturity date, discounted to the redemption date on a semiannual basis at a rate based upon the yield of the specified treasury securities plus 25 basis points, plus, in each case, accrued interest thereon to the date of redemption; (iii) are senior unsecured obligations of the Company and are pari passu in right of payment with any existing and future senior unsecured indebtedness of the Company, including borrowings under the Facility;
(iv) are guaranteed by certain of the Company's subsidiaries; and (v) are subject to the terms of the Indenture, which contain certain covenants that limit the Company's ability to incur indebtedness secured by certain liens and to engage in sale/leaseback transactions.

The Company has entered into two credit facilities with a Chinese bank providing for an aggregate available credit facility of up to $3.7 million. These facilities are payable upon demand and bear interest at the bank's prime rate. At December 31, 1999, the Company had outstanding borrowings of $3.0 million under these facilities.

In July 1999, WRI entered into a credit agreement with a Canadian bank providing for an aggregate available credit facility of up to Canadian $15 million (approximately U.S. $10 million) (the "Canadian Facility"). The Canadian Facility is payable upon demand and bears interest at the bank's prime rate. The Canadian Facility is secured by certain of WRI's assets. At December 31, 1999, WRI had outstanding borrowings of approximately Canadian $13.8 million (approximately U.S. $9.6 million).

The Company has a non-interest bearing loan agreement with the government of Canada. As of December 31, 1999 and 1998, the Company had outstanding advances of $693,000 and $980,000 respectively. The loan is being repaid in four annual installments which commenced in 1998.

The weighted average interest rate for short-term borrowings outstanding at December 31, 1999 was 7.1%.

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

Interest expense is net of interest income and capitalized interest of $2,992,000 and $378,000 in 1999, $2,792,000 and $1,816,000 in 1998, and $383,000
and $381,000 in 1997, respectively.

7. RETIREMENT AND PENSION PLANS

U.S. PLANS

The Company has established trusteed, noncontributory defined benefit pension plans covering the majority of all U.S. employees fulfilling minimum age and service requirements. Benefits are based upon years of service with the Company and a prescribed formula based upon the employee's compensation. The Company contributes annual amounts that fall within the range determined to be deductible for federal income tax purposes.

Certain assumptions utilized in accounting for the U.S. defined benefit plans for the years ended December 31 are as follows:


                                               1999          1998          1997
---------------------------------------------------------------------------------
Discount rate                                    7.75%          7.0%         7.5%
Rate of increase in compensation             4.0-4.25      4.0-4.25     4.0-4.25
Expected return on plan assets                    9.5           9.0          9.0


The effect of the change in the assumed discount rate and the expected return on plan assets for the year ended December 31, 1999 resulted in an increase to the unrecognized net actuarial gain at December 31, 1999.

A summary of the components of net periodic pension cost for the U.S. defined benefit plans for the years ended December 31 is as follows:


                                                1999          1998          1997
---------------------------------------------------------------------------------
(In thousands)
Service cost                                  $ 4,143        $3,556       $3,266
Interest cost                                   7,953         7,331        6,768
Expected return on plan assets                (11,708)       (9,620)      (8,020)
Amortization of prior service cost                134           133           50
Effect of special termination benefits             68            --          509
---------------------------------------------------------------------------------
Net periodic pension costs                    $   590        $1,400       $2,573
=================================================================================


The following table sets forth a reconciliation of the benefit obligation for the years ended December 31:

                                                           1999           1998
--------------------------------------------------------------------------------
(In thousands)
Benefit obligation at the beginning of the year          $113,888      $ 98,570
Service costs                                               4,143         3,556
Interest costs                                              7,953         7,331
Amendments                                                     --         1,160
Actuarial (gain) loss                                      (9,641)        7,364
Benefits paid                                              (4,849)       (4,093)
Special termination benefits                                   68           --
--------------------------------------------------------------------------------
Benefit obligation at the end of the year                $111,562      $113,888
================================================================================

The following table sets forth a reconciliation of the plan assets for the years ended December 31:

                                                             1999         1998
--------------------------------------------------------------------------------
(In thousands)
Fair value of plan assets at the beginning of the year    $125,203      $108,632
Actual return on plan assets                                16,705        19,915
Company contribution                                           687           749
Benefits paid                                               (4,849)       (4,093)
---------------------------------------------------------------------------------
Fair value of plan assets at the end of the year          $137,746      $125,203
=================================================================================

The following table sets forth the funded status of the plan and the amounts recognized in the Company's consolidated balance sheets at December 31:

                                                            1999          1998
--------------------------------------------------------------------------------
(In thousands)
Funded status                                            $ 26,184       $11,315
Unrecognized net actuarial gain                           (22,480)       (7,841)
Unrecognized pension service costs                          1,495         1,629
--------------------------------------------------------------------------------
Prepaid pension obligation                               $  5,199       $ 5,103
================================================================================

The Company has 401(k) plans covering substantially all U.S. employees. The Company provides a 40%-75% match for up to the first 5% to 7.5% of the employee's salary contributed to the plans. The amount of expense recorded by the Company with respect to these plans was $1,909,000 in 1999, $1,928,000 in 1998, and $1,317,000 in 1997.

The Wolverine Tube, Inc. Supplemental Benefit Restoration Plan (the "Restoration Plan") is a defined benefit pension plan, which is non-funded and provides benefits to certain eligible executives of the Company. The benefits provided under the Restoration Plan are identical to the benefits provided by the defined benefit pension plan. In addition, the Company provides a Supplemental Retirement Plan ("SERP") for the current CEO, which is non-funded. The benefits provided under this SERP are based upon years of service and compensation. Benefits become fully vested upon completion of six years of service from the date of employment or a change of control for the Company or dismissal without cause. The amount of expense incurred by the Company with respect to all supplemental plans was $215,000 in 1999, $123,000 in 1998 and $261,000 in 1997.
At December 31, 1999, the balance of accrued pension costs related to these plans was $865,000.

CANADIAN PLANS

The Company sponsors a defined contribution profit-sharing retirement plan for the London, Ontario facility employees who are required to contribute 4% of regular wages, subject to a maximum contribution limit specified by Canadian income tax regulations. Employer contributions are determined based on the facility's operating results, which will not be less than the greater of 1% of regular earnings of participants up to 10% of an adjusted net income as defined in the agreement. Employer contributions to this plan were $669,000 in 1999, $585,000 in 1998, and $630,000 in 1997.

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

Certain assumptions utilized in accounting for the Salaried Employees, Canadian Operational Employees and Quebec Operational Employees pension plans for the years ended December 31 are as follows:


                                                    1999        1998        1997
---------------------------------------------------------------------------------
Discount rate                                        7.5%        7.0%        7.0%
Expected long-term rate of return on plan assets     8.5         8.0         8.0


The expected rate of increase in compensation used in accounting for the Salaried Employees' pension plan was 3.0% for the years ended December 31, 1999, 1998 and 1997, and is not applicable in accounting for the Canadian Operational Employees and Quebec Operational Employees pension plans for the same periods. The effect of the change in the assumed discount rate and the expected return on plan assets for the year ended December 31, 1999 resulted in an increase to the unrecognized net actuarial gain at December 31, 1999.

A summary of the components of net periodic pension cost for the Salaried Employees, Canadian Operational Employees and Quebec Operational Employees pension plans for the years ended December 31 are as follows:


                                               1999           1998        1997
--------------------------------------------------------------------------------
(In thousands)
Service cost                                 $   525        $   488     $   515
Interest cost                                  1,212          1,114       1,135
Expected return on plan assets                (1,638)        (1,544)     (1,481)
Amortization of prior service cost                41             35          35
Amortization of net actuarial gain               (32)           (45)        (18)
--------------------------------------------------------------------------------
Net periodic pension cost                    $   108        $    48     $   186
================================================================================

The following table sets forth a reconciliation of the benefit obligation for the years ended December 31:


                                                              1999        1998
---------------------------------------------------------------------------------
(In thousands)
Benefit obligation at the beginning of the year             $16,708      $16,939
Service costs                                                   525          488
Interest costs                                                1,212        1,114
Amendments                                                      722           69
Actuarial loss                                               (1,071)          13
Benefits paid                                                (1,113)        (794)
Foreign currency exchange rate changes                        1,018       (1,121)
---------------------------------------------------------------------------------
Benefit obligation at the end of the year                   $18,001      $16,708
=================================================================================

The following table sets forth a reconciliation of the plans assets for the years ended December 31:


                                                              1999        1998
---------------------------------------------------------------------------------
(In thousands)
Fair value of plan assets at the beginning of the year      $20,380      $21,072
Actual return on plan assets                                  1,172        1,451
Company contribution                                             --           45
Benefits paid                                                (1,113)        (794)
Foreign currency exchange rate changes                        1,234       (1,394)
---------------------------------------------------------------------------------
Fair value of plan assets at the end of the year            $21,673      $20,380
=================================================================================

The following table sets forth the funded status of the plans and the amounts recognized in the Company's consolidated balance sheets at December 31:


                                                             1999         1998
---------------------------------------------------------------------------------
(In thousands)
Funded status                                               $ 3,672      $ 3,672
Unrecognized net actuarial gain                              (2,793)      (2,255)
Unrecognized pension service costs                            1,302          579
--------------------------------------------------------------------------------
Prepaid pension obligation                                  $ 2,181      $ 1,996
================================================================================

8. POSTRETIREMENT BENEFIT OBLIGATION

In addition to the Company's U.S. defined benefit pension plan, the Company sponsors a defined benefit health care plan and life insurance plan that provides postretirement medical benefits and life insurance to substantially all full-time U.S. employees who have worked ten years after age 50 to 52, and widows of employees who die while employed after age 55 and have at least five years of service with the Company. This plan is contributory, with retiree contributions being adjusted annually.

Net periodic postretirement benefit cost for the years ended December 31 includes the following components:


                                                  1999          1998        1997
---------------------------------------------------------------------------------
(In thousands)
Service cost                                       $331         $306        $328
Interest cost                                       443          443         486
Amortization of deferred gain                      (640)        (781)       (773)
Effect of special termination benefits              717           --          --
---------------------------------------------------------------------------------
Net periodic postretirement benefit cost           $851         ($32)       $ 41
=================================================================================

The change in benefit obligation for the years ended December 31 includes the following components:

                                                             1999         1998
--------------------------------------------------------------------------------
(In thousands)
Benefit obligation at the beginning of the year            $6,489        $6,807
Service cost                                                  331           306
Interest cost                                                 443           443
Participants' contributions                                    48            46
Amendments                                                    536            --
Actuarial gain                                                180          (580)
Benefits paid                                                (571)         (533)
Special termination benefits                                  717            --
--------------------------------------------------------------------------------
Benefit obligation at the end of the year                  $8,173        $6,489
================================================================================

The following table sets forth the funded status of the plan and the amounts recognized in the Company's consolidated balance sheets at December 31:


                                                            1999          1998
--------------------------------------------------------------------------------
(In thousands)
Funded status                                             $ 8,173       $ 6,489
Unrecognized net actuarial gain                             4,298         5,117
Unrecognized prior service cost                              (536)           --
--------------------------------------------------------------------------------
Net accrued postretirement benefit obligation             $11,935       $11,606
================================================================================

The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.75% and 7.00% at December 31, 1999 and 1998, respectively.

For purposes of determining the cost and obligation for postretirement medical benefits, a 5% annual rate of increase in the per capita cost of covered benefits (i.e. health care trend rate) was assumed for 1999 and is assumed to remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one percentage point change in the assumed health care cost trend rate would have had the following effects:


                                                          1% Increase    1% Decrease
-------------------------------------------------------------------------------------
(In thousands)
Effect on total of service and interest cost components       $ 49         $ (45)
Effect on postretirement benefit obligation                   $160         $(141)
=====================================================================================

9. ENVIRONMENTAL REMEDIATION

The Company is subject to extensive U.S. and Canadian federal, state, provincial and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment. The Company has received various communications from regulatory authorities concerning certain environmental matters and has currently been named as a potentially responsible party ("PRP") at one waste disposal site. The Company believes that its potential liability with respect to this waste disposal site is not material.

The Company had accrued estimated environmental remediation costs of $2,590,000 at December 31, 1999, consisting primarily of $861,000 for the Decatur facility, $290,000 for the Greenville facility, $730,000 for the Jackson facility, $319,000 for the Ardmore facility and $390,000 for the Shawnee facility (with respect to the Double Eagle Refinery site). Based on information currently available, the Company believes that the costs of these matters are not reasonably likely to have a material effect on the Company's business, financial condition or results of operations.

10. INCOME TAXES

The components of income before income taxes, extraordinary item and cumulative effect of accounting change for the years ended December 31 are as follows:


                                              1999           1998          1997
---------------------------------------------------------------------------------
(In thousands)
U.S.                                        ($15,046)       $24,151      $38,193
Canadian                                      16,526         13,838        9,889
---------------------------------------------------------------------------------
Total                                        $ 1,480        $37,989      $48,082
=================================================================================

The provision for income taxes on income before extraordinary item and the cumulative effect of accounting change for the years ended December 31 consists of the following:


                                               1999           1998         1997
---------------------------------------------------------------------------------
(In thousands)
Current (benefit) expense:
U.S. Federal                                 $   191        $10,402      $12,627
Canadian                                       5,961          4,062        3,252
State                                           (493)           263        1,107
---------------------------------------------------------------------------------
Total current                                  5,659         14,727       16,986
---------------------------------------------------------------------------------
Deferred (benefit) expense:
U.S.                                          (5,246)        (1,728)         587
Canadian                                        (702)           353          (67)
---------------------------------------------------------------------------------
Total deferred                                (5,948)        (1,375)         520
---------------------------------------------------------------------------------
Total income tax (benefit) expense             ($289)       $13,352      $17,506
=================================================================================

Deferred income taxes included in the Company's balance sheet reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the carrying amount for income tax return purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                             1999          1998
--------------------------------------------------------------------------------
(In thousands)
Deferred tax liabilities:
Basis of property, plant and equipment                      $24,048      $28,302
Inventory valuation                                           1,386        5,017
Prepaid pension                                               2,663        2,601
Other                                                           235           21
--------------------------------------------------------------------------------
Total deferred tax liabilities                               28,332       35,941
Deferred tax assets:
Environmental remediation                                       980        1,157
Pension obligation                                              324          270
Postretirement benefits obligation                            4,476        4,352
Other                                                         1,790        1,241
--------------------------------------------------------------------------------
Total deferred tax assets                                     7,570        7,020
--------------------------------------------------------------------------------
Net deferred tax liability                                  $20,762      $28,921
================================================================================

Reconciliation of differences between the statutory U.S. federal income tax rate and the Company's effective tax rate follows:


                                                   1999        1998         1997
----------------------------------------------------------------------------------
(In thousands)
Income tax expense at federal statutory rate      $ 518       $13,296      $16,829

Increase (decrease) in taxes resulting from:
State and local taxes, net of federal benefit      (731)          263        1,108
Effect of difference in U.S. and Canadian rates    (525)         (428)        (276)
Permanent differences                               643           338          324
Other                                              (194)         (117)        (479)
-----------------------------------------------------------------------------------
Income tax (benefit) expense                      ($289)      $13,352      $17,506
===================================================================================

11. CUMULATIVE PREFERRED STOCK

The Company has 500,000 shares authorized for issuance of $1 par value cumulative preferred stock. Of these shares, there are currently 20,000 shares of cumulative preferred stock issued and outstanding which must be redeemed by the Company on March 1, 2002, if not earlier, for $100 per share plus accrued and unpaid dividends. The cumulative preferred stock provides for annual dividends at the rate of $14 per share. The dividends accrue quarterly whether declared or not, and compound quarterly at 14% per annum to the extent unpaid. At December 31, 1999 and 1998, all dividends had been paid.

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

The Board has adopted a Stockholder Rights Plan designed to protect the Company and its stockholders from coercive, unfair or inadequate takeover bids. Pursuant to the Rights Plan, a dividend of one Preferred Share Purchase Right (a "Right") was declared for each share of Common Stock outstanding at the close of business on February 23, 1996. The Rights are generally not exercisable until ten days after a person or group acquires, or commences a tender offer that could result in the party acquiring, 15% of the outstanding shares of Common Stock. Each Right, should it become exercisable, will enable the owner to buy one one-thousandth of a share of newly created Series A Junior Participating Preferred Stock at an exercise price of $175, and, in certain circumstances, to purchase shares of Common Stock at a substantially reduced price. The Board is generally entitled to redeem the Rights at $0.01 per Right at any time prior to the date they become exercisable. The Rights will expire on February 23, 2006.

The Board has authorized the Company to purchase up to 2,000,000 shares of the Company's outstanding stock in the open market from time to time as market conditions warrant. The aggregate purchase price for such purchases of Common Stock shall not exceed $50,000,000. During 1999 and 1998, the Company repurchased 858,100 shares of its Common Stock for $15,386,000, and 784,200 shares for $16,628,000, respectively.

13. STOCK-BASED COMPENSATION PLANS

The Company has elected to follow Accounting Principles Board Opinion No. 25, ("APB 25") Accounting for Stock Options Issued to Employees and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Financial Accounting Standards Board Statement No. 123 ("Statement 123"), Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant.

Proforma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The weighted average fair value of options granted during 1999 estimated on the date of grant using the Black-Scholes pricing model was $10.58. The fair value for these options was estimated at the date of grant using the following weighted-average assumptions for 1999, 1998 and 1997, respectively: risk free interest rates of 5.78%, 5.29% and 6.32%; volatility factors of the expected market price of the Company's common stock of 0.337, 0.331 and 0.331; and a weighted-average expected life of the option of seven years.

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

For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effects of applying Statement 123 for proforma disclosure may not be representative of the effects on reported proforma net income in future years. The Company's proforma information for the years ended December 31 follows:


                                                    1999         1998       1997
----------------------------------------------------------------------------------
(In thousands, except per share amounts)
Net income (loss) applicable to common shares:
As reported                                        ($4,265)     $24,357   $25,558
Proforma                                            (6,386)      21,743    24,670

Diluted earnings (loss) per share:
As reported                                         ($0.32)     $  1.72   $  1.80
Proforma                                             (0.48)        1.54      1.74
=================================================================================

The 1993 Equity Incentive Plan (the "1993 Equity Plan") provides for the issuance of stock options, restricted shares, stock appreciation rights, phantom shares and other additional awards to key executives and employees. The maximum number of additional shares issuable under the 1993 Equity Plan is 2,075,000 at a price as determined by the Company's Compensation Committee. All options granted to date have been issued at the market value at the date of the grant. Options granted prior to 1999 under the 1993 Equity Plan vest 20% on each anniversary thereafter and terminate on the tenth anniversary of the date of grant. Options granted in 1999 and subsequent years under the 1993 Equity Plan vest 33 1/3% on each anniversary thereafter and terminate on the tenth anniversary of the date of grant. Options granted under prior plans remain outstanding but are governed by the provisions of the 1993 Equity Plan.

The 1993 Stock Option Plan for Outside Directors (the "1993 Directors' Plan") provides for the issuance of stock options to outside directors at the fair market value on the date of grant. A maximum of 185,000 shares are issuable under the 1993 Directors' Plan. The initial options granted at the time the Director joins the Board vest at 33.3% per year but must be held one year before being exercised. All subsequent options granted vest immediately. All options terminate on the tenth anniversary of the date of grant.

The Company's stock option plans are summarized as follows:

                                                                                              Weighted-
                                            1993           1993 Equity                         Average
                                       Directors' Plan    Incentive Plan    Option Price    Exercise Price
-----------------------------------------------------------------------------------------------------------
                                        Number of Shares)
-----------------------------------------------------------------------------------------------------------

Outstanding at December 31, 1996            27,000           614,966       $4.44 - $41.13        $20.62

Granted                                     13,000           177,750      $25.63 - $37.25        $35.70

Exercised                                       --           (88,547)      $4.44 - $25.25        $ 8.91

Forfeited                                       --           (93,046)      $4.44 - $37.25        $33.85
---------------------------------------------------------------------------------------------------------

Outstanding at December 31, 1997            40,000           611,123       $4.44 - $41.13        $24.64

Granted                                     14,000           343,450      $20.00 - $40.25        $36.78

Exercised                                   (8,000)          (69,996)      $4.44 - $37.25        $15.46

Forfeited                                       --           (39,490)     $20.88 - $37.88        $35.28
---------------------------------------------------------------------------------------------------------

Outstanding at December 31, 1998            46,000           845,087       $4.44 - $40.25        $29.84

Granted                                      7,000           394,950      $14.01 - $25.25        $22.01

Exercised                                       --           (49,229)      $4.44 - $20.88        $ 5.81

Forfeited                                       --          (114,450)     $20.00 - $39.38        $30.46
---------------------------------------------------------------------------------------------------------

Outstanding at December 31, 1999            53,000         1,076,358       $4.44 - $40.25        $28.04
=========================================================================================================
Exercisable at:

December 31, 1997                           22,667           235,585       $4.44 - $30.88        $15.83

December 31, 1998                           27,667           314,287       $4.44 - $40.25        $21.07

December 31, 1999                           43,000           388,273       $4.44 - $40.25        $26.42


The number of options outstanding, weighted-average exercise price, weighted-average remaining contractual life, vested options and the weighted-average exercise price of vested options outstanding at December 31, 1999, which were issued prior to August 1993, were 87,898, $6.27, 2.7 years, 87,898 and $6.27, respectively. The number of options outstanding, weighted-average exercise price, weighted-average remaining contractual life, vested options and the weighted-average exercise price of vested options outstanding at December 31, 1999, which were issued after August 1993, were 1,041,460, $29.87, 7.4 years, 343,375 and $31.58, respectively. The weighted average remaining life for all options outstanding at December 31, 1999 is 7.1 years.

In 1999, the Company awarded 26,847 shares of restricted stock under the 1993 Equity Plan, with a fair value at the date of grant of $20.44 per share. These restricted shares vest 50% annually at the anniversary date of the grant. Compensation expense recorded by the Company with respect to this restricted stock award was approximately $240,000 in 1999. In addition, selected senior executives as designated by the CEO and approved by the Compensation Committee, are eligible for restricted stock awards under the Long-Term Incentive Plan ("LTIP") based on the Company's return on total capital measured over a three year period. Performance objectives under the LTIP are based upon an incremental scale depending on achieving the specified target return rate. No compensation expense was recorded in 1999 with respect to these awards.

14. COMMITMENTS

Minimum future rental commitments under operating leases having non-cancelable lease terms in excess of one year totaled approximately $10,500,000 as of December 31, 1999 and are payable as follows: $2,927,000 in 2000, $1,728,000 in 2001, $1,133,000 in 2002, $1,063,000 in 2003, $1,004,000 in 2004 and $2,645,000
thereafter. Rental expense for operating leases was $2,872,000 in 1999, $1,976,000 in 1998 and $2,027,000 in 1997.

At December 31, 1999, the Company had commitments of $9,160,000 for capital expenditures.

15. INDUSTRY SEGMENTS AND FOREIGN OPERATIONS

The Company's reportable segments are based on the Company's three product lines: commercial products, wholesale products and other products. Commercial products consist primarily of high value-added products sold directly to equipment manufacturers. Wholesale products are commodity-type plumbing tube products, which are typically sold to a variety of customers. Other products consist primarily of rod, bar and strip products which are also sold to a variety of customers.

The accounting policies of the reportable segments are the same as those described in Note 1 of the Notes to the Consolidated Financial Statements. The Company evaluates the performance of its operating segments based on sales and gross profit. During 1999, 1998 and 1997, the Company did not allocate asset amounts and items of income and expense below gross profit or depreciation and amortization.

Summarized financial information concerning the Company's reportable segments is shown in the following table:


                                         Commercial        Wholesale          Other       Consolidated
--------------------------------------------------------------------------------------------------------
(In thousands)
Year ended December 31, 1999:
Sales                                      $436,738          $118,809        $90,227        $645,774
Gross profit                                 50,443            12,247          4,054          66,744

Year ended December 31, 1998:
Sales                                      $445,488          $104,072        $67,952        $617,512
Gross profit                                 73,410             6,357          2,946          82,713

Year ended December 31, 1997:
Sales                                      $477,290          $116,757        $73,639        $667,686
Gross profit                                 77,525             2,833          2,268          82,626


The Company's manufacturing operations are primarily conducted in the U.S. and Canada. In 1999 and 1997, no customer accounted for as much as 10% of the Company's net sales. In 1998, one customer accounted for 10% of the Company's net sales.

The following summarized geographic data is based on estimates that do not consider fully the extent to which the Company's product development, engineering, marketing and management activities are interrelated. Thus, the data is not totally indicative of the extent that each geographic area contributed to the Company's consolidated operating results.


                                              U.S.        Canada       Consolidated
------------------------------------------------------------------------------------
(In thousands)
Year ended December 31, 1999:
Sales                                       $443,310      $202,464       $645,774
Long-lived assets                            249,706        39,355        289,061

Year ended December 31, 1998:
Sales                                       $441,833      $175,679       $617,512
Long-lived assets                            262,773        32,287        295,060

Year ended December 31, 1997:
Sales                                       $454,448      $213,238       $667,686
Long-lived assets                            218,317        30,734        249,051


16. RESTRUCTURING AND OTHER CHARGES

During the third quarter of 1999, the Company recognized restructuring and other charges of $19,938,000 ($12,461,000 net of tax). This charge included $10.0 million in expenses relating to the announced closing of the Company's Roxboro, North Carolina facility, which employed approximately 100 people, of which $8.6 million of these Roxboro expenses related to the write-down of impaired assets; $2.8 million in expenses related to the implementation of an indirect (non-manufacturing) workforce reduction program of approximately 100 employees; $3.6 million in expenses related to impaired assets due to a product and plant rationalization plan; $1.9 million in expenses related to previously closed entities, of which $1.8 million was related to write-down of impaired assets; $0.8 million in expenses related to termination of an interest rate swap; and $0.8 million in expenses related to professional fees and other costs primarily associated with acquisitions that were not completed. To date, the Company has paid approximately $3.5 million in cash relating to the restructuring. The Company believes the accrued restructuring costs of $1.6 million at December 31, 1999 represent its remaining cash obligations. Additionally, $14,414,000 of non-recurring charges were included in cost of goods sold in the consolidated statements of operations. These charges included $8.1 million relating to the liquidation of LIFO inventory values and $6.3 million of additional costs associated with the realignment of the Company's manufacturing operations and product rationalization.

During the third quarter of 1998, the Company recognized restructuring and other charges of $11,867,000 ($7,460,000 net of tax). This charge included $7.4 million in expenses related primarily to the closing of the Company's Greenville, Mississippi facility, of which $5.6 million in expenses related to the write-down of impaired assets and $1.6 million in severance costs resulting primarily from the closing of this facility, which employed approximately 140 people; $2.7 million in expenses related to efficiency initiatives implemented at the Company's Roxboro, North Carolina facility, which primarily related to the impairment in value of certain equipment; $0.9 million in expenses related to the implementation of a salaried workforce reduction program of approximately 50 employees; and $0.9 million in professional fees and other costs primarily associated with an acquisition that was not completed.

During the second quarter of 1997, the Company recognized restructuring and other charges of $4,384,000 ($2,997,000 net of tax). This charge included $1.8 million in expenses related to the implementation of the Company's 1997 Voluntary Early Retirement Program; $1.3 million in severance costs primarily associated with the departure of the Company's former Chief Executive Officer; $0.6 million in professional fees and other costs associated with an acquisition that was not completed; and $0.7 million in costs for discontinuing the Poland operations of Small Tube Manufacturing Corporation (a wholly-owned subsidiary of the Company).

17. CUMULATIVE EFFECT OF ACCOUNTING CHANGE

During the first quarter of 1999, the Company adopted the American Institute of Certified Public Accountants' Statement of Position 98-5, Reporting on the Costs of Start-Up Activities (the "Statement"), which requires that certain costs related to start-up activities be expensed as incurred. In accordance with the Statement, the Company recognized a charge for the cumulative effect of a change in accounting principle of $8.0 million pre-tax ($5.8 million after-tax). The implementation of the Statement required the Company to write-off the remaining start-up costs relating primarily to the Company's Roxboro, North Carolina, Jackson, Tennessee, and Shanghai, China facilities.

18. EARNINGS PER SHARE

The following table sets forth the computation of earnings per share for the years ended December 31:


                                                          1999                1998             1997
------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)
Income before extraordinary item and cumulative          $ 1,769            $24,637           $30,576
     effect of accounting change
Extraordinary item                                            --                 --            (4,738)
Cumulative effect of accounting change                    (5,754)                --                --
------------------------------------------------------------------------------------------------------
Net income (loss)                                         (3,985)            24,637            25,838
Dividends on preferred stock                                (280)              (280)             (280)
------------------------------------------------------------------------------------------------------
Net income (loss) available to common shares             ($4,265)           $24,357           $25,558
======================================================================================================
Basic weighted average common shares                      13,106             14,025            14,022
Employee stock options                                       137                161               210
------------------------------------------------------------------------------------------------------
Diluted weighted average common and common
     equivalent shares                                    13,243             14,186            14,232
======================================================================================================
Earnings per common share--basic:
Income before extraordinary item and cumulative
     effect of accounting change                         $  0.11            $  1.74           $  2.16
Extraordinary item                                            --                 --             (0.34)
Cumulative effect of accounting change                     (0.44)                --                --
------------------------------------------------------------------------------------------------------
Net income (loss) per common share                        ($0.33)           $  1.74           $  1.82
======================================================================================================
Earnings per common share--diluted:
Income before extraordinary item and cumulative
     effect of accounting change                         $  0.11            $  1.72           $  2.13
Extraordinary item                                            --                 --             (0.33)
Cumulative effect of accounting change                     (0.43)                --                --
------------------------------------------------------------------------------------------------------
Net income (loss) per common share                        ($0.32)           $  1.72           $  1.80
======================================================================================================

19. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 1999 and 1998:



1999                                                 April 3           July 3          October 2       December 31
-------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)
Net sales                                           $160,845          $164,317         $164,766          $155,846
Gross profit                                          22,112            24,119            3,488            17,025
Restructuring and other charges                           --                --           19,938                --
Income (loss) before cumulative effect
     of accounting change                              7,220             8,591          (17,104)            3,062
Cumulative effect of accounting change,
     net of income tax benefit                        (5,754)               --               --                --
Net income (loss)                                      1,466             8,591          (17,104)            3,062
==================================================================================================================
Basic earnings per common share:
Income (loss) before cumulative effect
     of accounting change                            $  0.53          $   0.64           ($1.32)         $   0.24
Cumulative effect of accounting change,
     net of income tax benefit                         (0.43)               --               --                --
------------------------------------------------------------------------------------------------------------------
Net income (loss) per share                          $  0.10          $   0.64           ($1.32)         $   0.24
==================================================================================================================
Diluted earnings per common share:
Income (loss) before cumulative effect
     of accounting change                            $  0.53          $   0.63           ($1.32)         $   0.23
Cumulative effect of accounting change,
     net of income tax benefit                         (0.43)               --               --                --
------------------------------------------------------------------------------------------------------------------
Net income (loss) per share                          $  0.10          $   0.63           ($1.32)         $   0.23
==================================================================================================================

1998                                                 April 4           July 4          October 3       December 31
------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)
Net sales                                           $170,299          $169,640         $147,855          $129,718
Gross profit                                          24,795            25,665           18,396            13,857
Restructuring and other charges                           --                --           11,867                --
Net income (loss)                                     10,575            11,668             (834)            3,228
==================================================================================================================
Basic earnings per common share                     $   0.75          $   0.82           ($0.06)         $   0.23
==================================================================================================================
Diluted earnings per common share                   $   0.74          $   0.81           ($0.06)         $   0.23
==================================================================================================================


The Board of Directors
Wolverine Tube, Inc.

We have audited the accompanying consolidated balance sheets of Wolverine Tube, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wolverine Tube, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 17 to the financial statements, in 1999 the Company changed its method of accounting for start-up activities.




                                              /s/ Ernst & Young LLP


February 4, 2000

Birmingham, Alabama

                      WOLVERINE TUBE, INC. AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS


                                                  Balance      Charged to    Charged to                  Balance at
                                                Beginning of    Cost and       Other                       End of
                  Description                      Period       Expenses      Accounts     Deductions      Period
-------------------------------------------------------------------------------------------------------------------
(In thousands)
YEAR ENDED DECEMBER 31, 1999:
Deducted from assets accounts:
    Reserve for sales returns and allowances       $  440          $200            --        ($140)(1)     $  500
    Allowances for doubtful accounts                  241            53            --           (1)(2)        293
------------------------------------------------------------------------------------------------------------------
Totals                                             $  681          $253            --        ($141)        $  793
==================================================================================================================
YEAR ENDED DECEMBER 31, 1998:
Deducted from assets accounts:
    Reserve for sales returns and allowances       $  464          $297            --        ($321)(1)     $  440
    Allowances for doubtful accounts                  555            46            --         (360)(2)        241
------------------------------------------------------------------------------------------------------------------
Totals                                             $1,019          $343            --        ($681)        $  681
==================================================================================================================
YEAR ENDED DECEMBER 31, 1997:
Deducted from assets accounts:
    Reserve for sales returns and allowances       $  192          $300            --         ($28)(1)     $  464
    Allowances for doubtful accounts                  582            45            --          (72)(2)        555
------------------------------------------------------------------------------------------------------------------
Totals                                             $  774          $345            --        ($100)        $1,019
==================================================================================================================


(1)  Reduction of reserve, net of translation adjustments.

(2) Uncollectable accounts written off, net of translation adjustments and recoveries and a $212,500 reduction of reserve, net of translation adjustments in 1998.

                                  EXHIBIT INDEX


     Exhibit                                                             Sequential
     Number                         Description                          Page Number

     10.1*        Amendment to Amended and Restated Change in Control,
                  Severance and Non-Competition Agreement for Executive
                  Officers

     10.2*        First Amendment to Agreement for Supplemental Executive
                  Retirement Benefits

       21         List of Subsidiaries

       23         Consent of Ernst & Young LLP, Independent Auditors

       27         Financial Data Schedule (for SEC use only)


---------------

* Identifies each exhibit that is a "management contract or compensatory plan or arrangement" required to be included as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.