Form 10-Q
period 2000-04-02
WOLVERINE TUBE INC
filed 2000-05-15
CIK 821407

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 2, 2000
                                           -------------

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the transition period from              to               .
                                           -------------   --------------


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

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date:

              Class                             Outstanding as of May 9, 2000
              -----                             -----------------------------
  Common Stock, $0.01 Par Value                       12,139,938 Shares

                                    FORM 10-Q

                                QUARTERLY REPORT

                                TABLE OF CONTENTS

                                                                                                          Page No.
                                PART I
Item 1.  Financial Statements
         Condensed Consolidated Statements of Income (Unaudited)--  Three-Month Periods Ended April
         2, 2000 and April 3, 1999...........................................................................1
         Condensed Consolidated Balance Sheets (Unaudited)-- April 2, 2000 and December 31, 1999.............2
         Condensed Consolidated Statements of Cash Flows (Unaudited)--  Three-Month Periods Ended April
         2, 2000 and April 3, 1999...........................................................................3
         Notes to Condensed Consolidated Financial Statements (Unaudited)....................................4
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations..........................................................................................8
Item 3.  Qualitative and Quantitative Disclosures About Market Risk.........................................13

                                PART II
Item 1.  Legal Proceedings..................................................................................14
Item 6.  Exhibits and Reports on Form 8-K...................................................................14

ITEM 1. FINANCIAL STATEMENTS


WOLVERINE TUBE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                                     Three-month period ended:
                                                                                  APRIL 2, 2000    April 3, 1999
--------------------------------------------------------------------------------------------------------------------
(In thousands except per share amounts)
Net sales                                                                             $177,805         $160,845
Cost of goods sold                                                                     154,600          138,733
--------------------------------------------------------------------------------------------------------------------
Gross profit                                                                            23,205           22,112
Selling, general and administrative expenses                                             8,655            7,161
--------------------------------------------------------------------------------------------------------------------
Income from operations                                                                  14,550           14,951
Other expenses:
     Interest expense, net                                                               3,327            3,128
     Amortization and other, net                                                           211              469
--------------------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative effect of accounting change                   11,012           11,354
Income tax provision                                                                     4,165            4,134
--------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of accounting change                                     6,847            7,220
Cumulative effect of accounting change, net of income tax benefit of $2,211                 --           (5,754)
--------------------------------------------------------------------------------------------------------------------
Net income                                                                               6,847            1,466
Less preferred stock dividends                                                             (70)             (70)
--------------------------------------------------------------------------------------------------------------------
Net income applicable to common shares                                                  $6,777           $1,396
====================================================================================================================

Earnings per common share--basic:
Income before cumulative effect of accounting change                                     $0.55            $0.53
Cumulative effect of accounting change, net of income tax benefit                           --            (0.43)
--------------------------------------------------------------------------------------------------------------------
Net income per common share--basic                                                       $0.55            $0.10
====================================================================================================================
Basic weighted average number of common shares                                          12,405           13,365
====================================================================================================================

Earnings per common share--diluted:
Income before cumulative effect of accounting change                                     $0.54            $0.53
Cumulative effect of accounting change, net of tax income benefit                           --            (0.43)
--------------------------------------------------------------------------------------------------------------------
Net income per common share--diluted                                                     $0.54            $0.10
====================================================================================================================
Diluted weighted average number of common and common equivalent shares                  12,543           13,520
====================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

WOLVERINE TUBE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   APRIL 2,       December 31,
                                                                                     2000             1999
-------------------------------------------------------------------------------------------------------------------
(In thousands except share and per share amounts)                                 (Unaudited)         (Note)
ASSETS
Current assets
     Cash and equivalents                                                            $24,175           $26,894
     Accounts receivable, net                                                         98,378            84,440
     Inventories                                                                     104,661            95,368
     Refundable income taxes                                                           8,354             9,511
     Prepaid expenses and other                                                        1,341             1,415
-------------------------------------------------------------------------------------------------------------------
Total current assets                                                                 236,909           217,628
Property, plant and equipment, net                                                   193,382           190,774
Deferred charges and intangible assets, net                                           90,763            91,772
Prepaid pensions                                                                       6,343             6,515
-------------------------------------------------------------------------------------------------------------------
Total assets                                                                        $527,397          $506,689
===================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable                                                                $43,435           $39,240
     Accrued liabilities                                                              14,607            14,772
     Short-term borrowings                                                            12,047            13,469
-------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                             70,089            67,481
Deferred income taxes                                                                 20,891            20,931
Long-term debt                                                                       192,910           176,421
Postretirement benefit obligation                                                     11,929            11,935
Accrued environmental remediation                                                      2,582             2,590
-------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                    298,401           279,358

Minority interest                                                                      2,445             2,381

Redeemable cumulative preferred stock, par value $1 per share; 20,000 shares
     issued and outstanding at April 2, 2000 and December 31, 1999                     2,000             2,000

Stockholders' equity
     Cumulative preferred stock, par value $1 per share; 500,000 shares
         authorized                                                                        -                 -
     Common stock, par value $0.01 per share; 40,000,000 shares authorized, 14,209,638 and 14,196,289 shares issued as of April
         2, 2000 and December 31, 1999, respectively                                     142               142
     Additional paid-in capital                                                      103,127           102,654
     Retained earnings                                                               169,942           163,165
     Unearned compensation                                                              (648)             (309)
     Accumulated other comprehensive income                                          (11,359)          (10,688)
     Treasury stock, at cost; 1,997,100 and 1,642,300 shares as of
         April 2, 2000 and December 31, 1999, respectively                           (36,653)          (32,014)
-------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                           224,551           222,950
-------------------------------------------------------------------------------------------------------------------
Total liabilities, minority interest, redeemable cumulative preferred
     stock and stockholders' equity                                                 $527,397          $506,689
===================================================================================================================

Note: The Balance Sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Condensed Consolidated Financial Statements.

WOLVERINE TUBE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                                      Three-month period ended:
                                                                                 APRIL 2, 2000    April 3, 1999
-------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)
OPERATING ACTIVITIES
Net income                                                                            $6,847            $1,466
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
     Depreciation and amortization                                                     4,604             4,516
     Cumulative effect of accounting change                                                -             5,754
     Changes in operating assets and liabilities:
         Accounts receivable, net                                                    (14,196)          (11,539)
         Inventories                                                                  (9,478)            7,712
         Refundable income taxes                                                       1,169                 -
         Prepaid expenses and other                                                      322            (2,218)
         Accounts payable                                                              7,741            (5,824)
         Accrued liabilities including pension, postretirement benefit
             and environmental                                                           293             1,730
-------------------------------------------------------------------------------------------------------------------
Net cash (used for) provided by operating activities                                  (2,698)            1,597

INVESTING ACTIVITIES
Additions to property, plant and equipment                                            (6,653)           (6,096)
Other                                                                                     (5)             (275)
-------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                (6,658)           (6,371)

FINANCING ACTIVITIES
Net borrowings from revolving credit facilities                                       11,868                 -
Principal payments on long-term debt                                                    (345)             (337)
Issuance of common stock                                                                  31                 -
Purchase of treasury stock                                                            (4,639)             (601)
Dividends paid on preferred stock                                                        (70)              (70)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) financing activities                                   6,845            (1,008)
Effect of exchange rate on cash and equivalents                                         (208)              412
-------------------------------------------------------------------------------------------------------------------
Net decrease in cash and equivalents                                                  (2,719)           (5,370)
Cash and equivalents at beginning of period                                           26,894            78,899
-------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                                $24,175           $73,529
===================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

WOLVERINE TUBE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 2, 2000
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Wolverine Tube, Inc. (the "Company") and its majority-owned subsidiaries after elimination of significant intercompany accounts and transactions. The accompanying condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying condensed consolidated financial statements (and all information in this report) have not been examined by independent auditors; but, in the opinion of management, all adjustments, which consist of normal recurring accruals necessary for a fair presentation of the results for the periods, have been made. The results of operations for the three-month period ended April 2, 2000 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

The Company uses its internal operational reporting cycle for quarterly financial reporting.

Certain reclassifications have been made to the previously reported consolidated statement of income for the three-month period ended April 3, 1999 to provide comparability with the current year presentation.

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

The Company had accrued estimated environmental remediation costs of $2,582,000 at April 2, 2000, consisting primarily of $859,000 for the Decatur, Alabama facility; $290,000 for the Greenville, Mississippi facility; $730,000 for the Jackson, Tennessee facility; $314,000 for the Ardmore, Tennessee facility and $389,000 for the Shawnee, Oklahoma facility (with respect to the Double Eagle Refinery site). Based on information currently available, the Company believes that the costs of these matters are not reasonably likely to have a material adverse effect on the Company's business, financial condition or results of operations.

NOTE 3. INVENTORIES

Inventories are as follows:

                                       APRIL 2, 2000     December 31, 1999
---------------------------------------------------------------------------
                                                 (In thousands)
Finished products                        $ 21,602             $16,489
Work-in-process                            26,967              24,890
Raw materials and supplies                 56,092              53,989
---------------------------------------------------------------------------
Totals                                   $104,661             $95,368
===========================================================================

Approximately 64% and 60% of the total consolidated inventories at April 2, 2000 and December 31, 1999 are stated on the basis of last-in, first-out ("LIFO") method. The remaining inventories, which primarily include supplies, are valued using the average cost method.

NOTE 4. INTEREST EXPENSE, NET

Interest expense is net of interest income and capitalized interest of $216,000 and $43,000 for the three-month period ended April 2, 2000, and $998,000 and $124,000 for the three-month period ended April 3, 1999, respectively.


NOTE 5. DEBT

The Company has a $200 million Revolving Credit Facility (the "Facility") which matures on April 30, 2002. The Facility provides for a floating base interest rate that is, at the Company's election, either (a) the higher of the federal funds effective rate plus 0.50% or the prime rate, or (b) LIBOR plus a specified margin of 0.25% to 1.00%. Commitment fees on the unused available portion of the Facility range from 0.10% to 0.50%. As of April 2, 2000, the Company had approximately $46 million in outstanding borrowings and obligations under the Facility and approximately $154 million in additional borrowing availability thereunder.

In August 1998, the Company issued $150 million in principal amount of 7 3/8% Senior Notes (the "Senior Notes") due August 1, 2008. The Senior Notes were issued pursuant to an Indenture, dated as of August 4, 1998, between the Company and First Union National Bank, as Trustee. The Senior Notes (i) have interest payment dates on February 1 and August 1 of each year, commencing February 1, 1999, (ii) are redeemable at the option of the Company at a redemption price equal to the greater of (a) 100% of the principal amount of the Senior Notes to be redeemed, or (b) the sum of the present value of the remaining scheduled payments of principal and interest thereon from the redemption date to the maturity date, discounted to the redemption date on a semiannual basis at the Treasury Rate plus 25 basis points, plus, in each case, accrued interest thereon to the date of redemption, (iii) are senior unsecured obligations of the Company and are pari passu in right of payment with any existing and future senior unsecured indebtedness of the Company, including borrowings under the Facility,
(iv) are guaranteed by certain of the Company's subsidiaries, and (v) are subject to the terms of the Indenture, which contains certain covenants that limit the Company's ability to incur indebtedness secured by certain liens and to engage in sale/leaseback transactions.

NOTE 6. COMPREHENSIVE INCOME

For the three-month periods ended April 2, 2000 and April 3, 1999, total comprehensive income was $6,066,000 and $2,885,000, respectively. Comprehensive income differs from net income due to foreign currency translation adjustments.

NOTE 7. INDUSTRY SEGMENTS

The Company's reportable segments are based on the Company's three product lines: commercial products, wholesale products and other products. Commercial products consist primarily of high value added products sold directly to original equipment manufacturers. Wholesale products are commodity-type plumbing tube products, which are typically sold to a variety of customers. Other products consist primarily of rod, bar and strip products, which are sold to a variety of customers.

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                          Commercial  Wholesale      Other    Consolidated
                                          -------------------------------------------------
                                                          (In thousands)
THREE-MONTH PERIOD ENDED APRIL 2, 2000
     SALES                                 $124,313     $24,735     $28,757     $177,805
     GROSS PROFIT                            17,215       4,048       1,942       23,205

Three-month period ended April 3, 1999
    Sales                                  $113,063     $26,193     $21,589     $160,845
    Gross profit                             16,595       4,081       1,436       22,112

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

NOTE 9. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                       Three-month period ended:
                                                                    APRIL 2, 2000    April 3, 1999
---------------------------------------------------------------------------------------------------
(In thousands, except per share data)
Income before cumulative effect of accounting change                    $  6,847        $  7,220
Cumulative effect of accounting change, net of income tax benefit             --          (5,754)
---------------------------------------------------------------------------------------------------
Net income                                                                 6,847           1,466
Dividends on preferred stock                                                 (70)            (70)
---------------------------------------------------------------------------------------------------
Net income applicable to common shares                                  $  6,777        $  1,396
===================================================================================================
Basic weighted average common shares                                      12,405          13,365
Employee stock options                                                       138             155
---------------------------------------------------------------------------------------------------
Diluted weighted average common and common equivalent shares              12,543          13,520
===================================================================================================

Earnings per share-basic:
Income before cumulative effect of accounting change                    $   0.55        $   0.53
Cumulative effect of accounting change, net of income tax benefit             --           (0.43)
---------------------------------------------------------------------------------------------------
Net income per common share                                             $   0.55        $   0.10
===================================================================================================

Earnings per share-diluted:
Income  before cumulative effect of accounting change                   $   0.54        $   0.53
Cumulative effect of accounting change, net of income tax benefit             --           (0.43)
---------------------------------------------------------------------------------------------------
Net income per common share                                             $   0.54        $   0.10
===================================================================================================


NOTE 10. STOCK REPURCHASE PLAN

The Board of Directors has authorized the Company to purchase up to 2,000,000 shares of the Company's outstanding stock in the open market from time to time as market conditions may warrant. The aggregate purchase price for such purchases of common stock shall not exceed $50,000,000. As of April 2, 2000, the Company had repurchased 1,997,100 shares under its share repurchase program, representing an aggregate purchase price of $36,653,000. On April 6, 2000, the Company announced completion of this stock repurchase program. Further, the Board of Directors has authorized the Company to purchase up to an additional 1,000,000 shares of the Company's outstanding stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED APRIL 2, 2000 COMPARED TO
THREE-MONTH PERIOD ENDED APRIL 3, 1999

For the three-month period ended April 2, 2000, consolidated net sales were $177.8 million, compared with $160.8 million in the three-month period ended April 3, 1999. The increase in net sales for the three-month period this year versus last year was primarily due to increased volumes of industrial tube and strip products, as well as higher average copper prices. The average COMEX copper price was $0.82 per pound in the most recent three-month period, compared with $0.64 per pound in the same period a year ago. The primary impact to the Company of higher copper prices is higher net sales and cost of goods sold. The cost of copper is generally passed along to the Company's customers and is included in the cost of goods sold. The Company uses various strategies to minimize the effect of copper prices on the Company's earnings.

Total pounds shipped for the three-month period of 2000 increased 2.0% to 99.5 million pounds, compared with 97.5 million pounds in the three-month period a year ago. Shipments of commercial tube products increased 5.5%, primarily as a result of increased shipments of industrial tube used in the residential air conditioning industry. Shipments of the Company's wholesale products for the three-month period of 2000 decreased 19.9% to 16.4 million. The lower shipments primarily reflect the Company's decision to produce more industrial tube, and, to a lesser extent, the lower shipments also reflect distributors' desire to carry less inventory. Rod, bar and strip product shipments for the three-month period of 2000 increased 15.6% from the three-month period a year ago, primarily as a result of increased shipments of strip product from the Wolverine Ratcliffs, Inc. ("WRI") joint entity, formed in mid-July 1999.

Consolidated gross profit increased 5.0% to $23.2 million in the three-month period of 2000 compared to $22.1 million in the three-month period of 1999. This increase was primarily the result of increased shipments of industrial tube (included in commercial products), benefits from previously-enacted cost reduction programs and improved operating results at the Jackson, Tennessee facility, which positively affected gross profit to a lesser extent.

Consolidated selling, general and administrative expenses for the three-month period of 2000 were $8.7 million, as compared to $7.2 million in the three-month period of 1999. This increase was primarily the result of increased costs due to the addition of WRI, incremental depreciation and maintenance charges on new information systems software, increased employee compensation expenses relating to limited merit increases and performance awards and professional fees.

Consolidated net interest expense for the three-month period in 2000 increased to $3.3 million from $3.1 million in the three-month period of 1999. This increase reflects a reduction in interest expense due to a lower outstanding balance on the Company's credit facilities, which was offset by less interest income in the first quarter of 2000.

The effective tax rate for the first quarter of 2000 was 37.8% compared with 36.4% for the first quarter of 1999. The increase in the effective tax rate resulted from more income from tax jurisdictions with higher tax rates than in the first quarter of 1999.

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

Consolidated net income for the three-month period of 2000 was $6.8 million, or $0.54 per diluted share, compared to $1.5 million, or $0.10 per diluted share in the three-month period a year ago. Income before the cumulative effect of an accounting change in the three-month period of 1999 was $7.2 million, or $0.53 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used for operating activities totaled $2.7 million in the first three months of 2000 as compared to net cash provided by operating activities of $1.6 million in the first three months of 1999. The decrease in cash provided by operations in the first three months of 2000 was primarily due to a seasonal increase in accounts receivable and inventory partially offset by a decrease in accounts payable. The $14.2 million increase in net accounts receivable from December 31, 1999 was primarily due to increased sales over year-end 1999 levels.

The Company has a $200 million Revolving Credit Facility (the "Facility"), which matures on April 30, 2002. The Facility provides for a floating base interest rate that is, at the Company's election, either (a) the higher of the federal funds effective rate plus 0.50% or the prime rate, or (b) LIBOR plus a specified margin of 0.25% to 1.00%. Commitment fees on the unused available portion of the Facility range from 0.10% to 0.50%. As of April 2, 2000, the Company had approximately $46 million in outstanding borrowings and obligations under the Facility and approximately $154 million in additional borrowing availability thereunder.

Capital expenditures were $6.7 million for the first three months of 2000 compared to $6.1 million for the first three months of 1999. The Company currently expects to spend approximately $35 to $40 million in 2000 under its capital improvement program.

The Company believes that it will be able to satisfy its existing working capital needs, interest obligations, stock repurchases and capital expenditure requirements with cash flow from operations and funds available from the Facility.

ENVIRONMENTAL

The Company's facilities and operations are subject to extensive environmental laws and regulations. During the three-month period ended April 2, 2000, the Company spent approximately $8,000 on environmental matters which included remediation costs, monitoring costs and legal and other costs. The Company has a reserve of approximately $2.6 million for environmental remediation costs which is reflected in the Company's Condensed Consolidated Balance Sheet. Based upon information currently available, the Company believes that the costs of the environmental matters described below are not reasonably likely to have a material adverse effect on the Company's business, financial condition or results of operations.

Oklahoma City, Oklahoma

The Company is one of a number of Potentially Responsible Parties ("PRPs") named by the United States Environmental Protection Agency (the "EPA") with respect to the soil and groundwater contamination at the Double Eagle Refinery Superfund site in Oklahoma City, Oklahoma. The costs associated with the cleanup of this site will be entirely borne by the PRP group (the "Group"), as the site owner has filed for bankruptcy protection. In March 1993, twenty-three PRP's named with respect to the soil contamination of the site, including the Company, submitted a settlement offer to the EPA. Settlement negotiations between the Group and the EPA are continuing, and a settlement and consent order is currently being contemplated among the PRPs, the EPA and the State of Oklahoma which would provide for each PRP's liability to be limited to a prorata share of an aggregate amount based on the EPA'a worst-case cost scenario to remediate the site. Under the current proposal, the Company's settlement amount is estimated to be $389,000.

Decatur, Alabama

In 1999, the Company negotiated a new Consent Order under Section 3008(h) of the Resource Conservation and Recovery Act (the "Order"). The Order incorporated the Corrective Measures Study ("CMS") that Henley (a former owner of the facility) had submitted to the EPA regarding a waste burial site at the Decatur, Alabama facility. The Order also included an upgrade to an existing chrome groundwater remediation system. The CMS proposes current monitoring and site maintenance. The remaining monitoring, legal and other costs related to the groundwater remediation project are estimated to be $859,000. The cost to the Company to comply with the CMS, as currently approved, will not have a material adverse effect on the Company's business, financial condition or results of operations.

Ardmore, Tennessee

On December 28, 1995, the Company entered into a Consent Order and Agreement with the Tennessee Division of Superfund (the "Tennessee Division"), relating to the Ardmore, Tennessee facility (the "Ardmore facility"), under which the Company agreed to conduct a preliminary investigation regarding whether volatile organics detected in and near the municipal drinking water supply are related to the Ardmore facility and, if necessary, to undertake an appropriate response. That investigation has disclosed contamination, including elevated concentrations of certain volatile organic compounds in soils of certain areas of the Ardmore facility and also has disclosed elevated levels of certain volatile organic compounds in the shallow residuum groundwater zone at the Ardmore facility. Under the terms of the Consent Order and Agreement, the Company submitted a Remedial Investigation and Feasibility Study ("RI/FS") work plan, which was accepted by the Tennessee Division, and the Company has initiated the RI/FS. Based on the available information, the Company preliminarily estimates a range of between $314,000 and $1,100,000 to complete the investigation and develop the remediation plan for this site.

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

Greenville, Mississippi

Following the Company's acquisition of its Greenville, Mississippi facility (the "Greenville facility"), a preliminary investigation disclosed volatile organic contaminants in soil and groundwater at the site. The Company entered into a consent agreement with the Mississippi Department of Environmental Quality (the "MDEQ") on July 15, 1997. Remediation efforts began in the third quarter of 1997 and are expected to take approximately three years. The Company recently submitted a report of remediation activities and requested that the MDEQ allow it to cease active remediation and begin post-closure monitoring. However, there can be no assurance that remediation efforts will be allowed to be permanently discontinued, and operations, maintenance and other expenses of the remediation system may continue for a longer period of time. Through October 3, 1998, applicable costs of testing and remediation required at the Greenville facility had been shared with the former owners of the facility pursuant to the terms of an Escrow Agreement established at the time the facility was acquired. Subsequent to October 3, 1998, the Company released the former owners of the facility from liability related to the remediation of the Greenville facility following the receipt of a $145,000 settlement payment. The Company estimates the remaining investigative and remedial costs could total $290,000 under the remediation plan the Company adopted, but these costs could increase if additional remediation is required.

In December 1999, the Company applied for admission into the Mississippi Land Recycling Program. It is anticipated that the Land Recycling Program will allow more latitude in remediation decision making and property transfers.

Jackson, Tennessee

In connection with the Company's acquisition of its Jackson, Tennessee facility (the "Jackson facility"), a preliminary investigation disclosed soil and/or groundwater contamination at this site. The Company had performed a Phase I Environmental Audit and identified the existence of volatile organic contaminants; however, the extent of any such contamination has not been fully determined. Investigation at the site is being conducted pursuant to a consent order with the State of Tennessee by a prior owner of the property. Based on currently available information, the

Company preliminarily estimates that remediation costs could amount up to $730,000. However, certain of the remediation costs may be reimbursed pursuant to the terms of an indemnification agreement between the Company and the previous owners of the Jackson facility.

Altoona, Pennsylvania

The Company has entered into the State of Pennsylvania Department of Environmental Protection Act II Program (the "Program"). The Program was entered to address issues of contamination from closed hazardous waste lagoons and oil contamination of soil. The chrome lagoons were closed in 1982. The Program is a voluntary site remediation program which allows the Company to direct the site evaluation and any eventual remediation. Preliminary costs are estimated at $185,000 to complete the investigation phase of the Program. Once the investigation phase is completed, a decision on remediation (if any) will be made. Insufficient information exists at this point to estimate any remediation costs or if remediation will be required. The Company is fully indemnified by the previous owner for any costs associated with the Program, thus no liability has been recorded at April 2, 2000.

Other

The Company has been named as a party in a Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") lawsuit by Southdown Environmental Services ("Southdown") and Allworth, Inc. ("Allworth"). The Company is named with approximately 200 other companies (the "Group") in the suit. The Company, along with the other members of the Group, contracted with Allworth, and subsequently Southdown, for treatment, storage and disposal of hazardous wastes between 1978 and 1995. The suit seeks compensation from the Group for costs related to environmental cleanup incurred by Southdown, and potentially Allworth, at the site in Birmingham, Alabama. The site is presently owned by Philips Services Corporation ("Philips"). To date, the Company has only incurred legal fees associated with this matter. Negotiations have been ongoing, unsuccessfully, between Philips, Southdown and Allworth to reach a settlement. The Company's potential share of liability, if any, is unknown at this point.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material changes in the Company's market risk exposures relating to interest rate risk and foreign currency risk that would significantly affect the quantitative and qualitative disclosures presented in the Form 10-K filing for the year ended December 31, 1999.

In connection with the purchase of certain raw materials, principally copper, on behalf of certain customers for future manufacturing requirements, the Company has entered into commodity forward contracts as deemed appropriate for these customers to reduce the Company's risk of future price increases. The amount of forward contracts and their respective fair values have materially changed since December 31, 1999 primarily due to the change in copper prices.

At December 31, 1999, the Company had entered into contracts hedging certain future commodity purchases through May 2001, of $32.6 million. The estimated fair value of these outstanding contracts was approximately $38.3 million at December 31, 1999. At April 2, 2000, the Company had entered into contracts hedging certain future commodity purchases through May 2001, of $30.1 million. The estimated fair value of these outstanding contracts was approximately $31.9 million at April 2, 2000. The effect of a 10% adverse change in commodity prices at April 2, 2000 would change the estimated fair value of these outstanding contracts to $28.7 million.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS


     There were no material legal proceeding developments during the three-month period ended April 2, 2000.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits


         27.1     Financial Data Schedule (for SEC use only)

     (b) Reports


         The Company filed no reports on Form 8-K during the three-month period ended April 2, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Wolverine Tube, Inc.




By: /s/ James E. Deason
    ----------------------------------------
Name:    James E. Deason
Title:   Executive Vice President, Chief Financial Officer,
         Secretary and Director

Dated:   May 15, 2000