Form 10-Q
period 2000-07-02
WOLVERINE TUBE INC
filed 2000-08-15
CIK 821407

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 2, 2000
                                           ------------

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _____________ .


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
                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date:

               Class                      Outstanding as of August 9, 2000
               -----                      --------------------------------
   Common Stock, $0.01 Par Value                  12,050,458 Shares

                                    FORM 10-Q

                                QUARTERLY REPORT

                                TABLE OF CONTENTS

                                                                                                   Page No.
                                                 PART I

Item 1.       Financial Statements

              Condensed Consolidated Statements of Income (Unaudited)--
              Three-Month and Six-Month Periods Ended
              July 2, 2000 and July 3, 1999 .....................................................     1

              Condensed Consolidated Balance Sheets (Unaudited)--
              July 2, 2000 and December 31, 1999 ................................................     2

              Condensed Consolidated Statements of Cash Flows (Unaudited)--
              Six-Month Periods Ended July 2, 2000 and July 3, 1999 .............................     3

              Notes to Condensed Consolidated Financial Statements (Unaudited) ..................     4

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations ...............................................     8

Item 3.       Quantitative and Qualitative Disclosures About Market Risk ........................    14

                                                 PART II

Item 1.       Legal Proceedings .................................................................    15

Item 4.       Submission of Matters to a Vote of Security Holders ...............................    15

Item 6.       Exhibits and Reports on Form 8-K ..................................................    15

ITEM 1.           FINANCIAL INFORMATION

WOLVERINE TUBE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                           Three-month period ended:        Six-month period ended:
                                                          JULY 2, 2000    July 3, 1999    JULY 2, 2000    July 3, 1999
---------------------------------------------------------------------------------------------------------------------
(In thousands except per share amounts)
Net sales                                                  $  179,547      $  164,317      $  357,352      $  325,162
Cost of goods sold                                            154,788         140,198         309,388         278,931
---------------------------------------------------------------------------------------------------------------------
Gross profit                                                   24,759          24,119          47,964          46,231
Selling, general and administrative expenses                    8,602           7,293          17,257          14,454
---------------------------------------------------------------------------------------------------------------------
Income from operations                                         16,157          16,826          30,707          31,777
Other expenses:
     Interest expense, net                                      3,036           3,170           6,363           6,298
     Amortization and other, net                                  326             439             537             908
---------------------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative effect
     of accounting change                                      12,795          13,217          23,807          24,571
Income tax provision                                            4,786           4,626           8,951           8,760
---------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of accounting
     change                                                     8,009           8,591          14,856          15,811
Cumulative effect of accounting change, net of
     income tax benefit of $2,211                                  --              --              --          (5,754)
---------------------------------------------------------------------------------------------------------------------
Net income                                                      8,009           8,591          14,856          10,057
Less preferred stock dividends                                    (70)            (70)           (140)           (140)
---------------------------------------------------------------------------------------------------------------------
Net income applicable to common shares                     $    7,939      $    8,521      $   14,716      $    9,917
=====================================================================================================================

Earnings per common share--basic:
Income before cumulative effect of accounting
     change                                                $     0.66      $     0.64      $     1.20      $     1.17
Cumulative effect of accounting change, net of
     income tax benefit                                            --              --              --           (0.43)
---------------------------------------------------------------------------------------------------------------------
Net income per common share--basic                         $     0.66      $     0.64      $     1.20      $     0.74
---------------------------------------------------------------------------------------------------------------------
Basic weighted average number of common shares                 12,116          13,373          12,262          13,369
=====================================================================================================================

Earnings per common share--diluted:
Income before cumulative effect of accounting
     change                                                $     0.64      $     0.63      $     1.18      $     1.16
Cumulative effect of accounting change, net of
     tax income benefit                                            --              --              --           (0.43)
---------------------------------------------------------------------------------------------------------------------
Net income per common share--diluted                       $     0.64      $     0.63      $     1.18      $     0.73
---------------------------------------------------------------------------------------------------------------------
Diluted weighted average number of common and
     common equivalent shares                                  12,328          13,544          12,430          13,532
=====================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

WOLVERINE TUBE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       JULY 2,       December 31,
                                                                                         2000            1999
-----------------------------------------------------------------------------------------------------------------
(In thousands except share and per share amounts)                                    (Unaudited)        (Note)

ASSETS
Current assets
     Cash and equivalents                                                             $   20,909      $   26,894
     Accounts receivable, net                                                            101,459          84,440
     Inventories                                                                         103,966          95,368
     Refundable income taxes                                                               6,686           9,511
     Prepaid expenses and other                                                            1,904           1,415
-----------------------------------------------------------------------------------------------------------------
Total current assets                                                                     234,924         217,628
Property, plant and equipment, net                                                       198,823         190,774
Deferred charges and intangible assets, net                                               89,499          91,772
Prepaid pensions                                                                           5,953           6,515
-----------------------------------------------------------------------------------------------------------------
Total assets                                                                          $  529,199      $  506,689
=================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable                                                                 $   50,210      $   39,240
     Accrued liabilities                                                                  15,666          14,772
     Short-term borrowings                                                                10,795          13,469
-----------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                 76,671          67,481
Deferred income taxes                                                                     20,791          20,931
Long-term debt                                                                           184,337         176,421
Postretirement benefit obligation                                                         11,876          11,935
Accrued environmental remediation                                                          2,483           2,590
-----------------------------------------------------------------------------------------------------------------
Total liabilities                                                                        296,158         279,358

Minority interest                                                                          2,579           2,381

Redeemable cumulative preferred stock, par value $1 per share; 20,000 shares
     issued and outstanding at July 2, 2000 and December 31, 1999                          2,000           2,000

Stockholders' equity
     Cumulative preferred stock, par value $1 per share; 500,000 shares
         authorized                                                                           --              --
     Common stock, par value $0.01 per share; 40,000,000 shares authorized, 14,210,358 and 14,196,289 shares issued as of July
         2, 2000 and December 31, 1999, respectively                                         142             142
     Additional paid-in capital                                                          103,131         102,654
     Retained earnings                                                                   177,881         163,165
     Unearned compensation                                                                  (522)           (309)
     Accumulated other comprehensive income                                              (13,009)        (10,688)
     Treasury stock, at cost; 2,159,500 and 1,642,300 shares as of
         July 2, 2000 and December 31, 1999, respectively                                (39,161)        (32,014)
-----------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                               228,462         222,950
-----------------------------------------------------------------------------------------------------------------
Total liabilities, minority interest, redeemable cumulative preferred
     stock and stockholders' equity                                                   $  529,199      $  506,689
=================================================================================================================

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

See Notes to Condensed Consolidated Financial Statements.

WOLVERINE TUBE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                 Six-month period ended:
                                                                               JULY 2, 2000  July 3, 1999
---------------------------------------------------------------------------------------------------------
(IN THOUSANDS)

OPERATING ACTIVITIES
Net income                                                                       $ 14,856      $ 10,057
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                  8,964         7,834
     Cumulative effect of accounting change                                            --         5,754
     Changes in operating assets and liabilities:
         Accounts receivable, net                                                 (17,962)      (19,291)
         Inventories                                                               (9,273)        9,111
         Refundable income taxes                                                    2,824            --
         Prepaid expenses and other                                                   424        (1,326)
         Accounts payable and accrued liabilities                                  12,359        (2,768)
         Other accrued liabilities including pension, postretirement
             benefit and environmental                                                490          (850)
---------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                          12,682         8,521

INVESTING ACTIVITIES
Additions to property, plant and equipment                                        (16,272)      (11,196)
Other                                                                                   6          (340)
---------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                            (16,266)      (11,536)

FINANCING ACTIVITIES
Net borrowings from revolving credit facilities                                     5,800            --
Principal payments on long-term debt                                                 (345)         (335)
Issuance of common stock                                                               35           509
Purchase of treasury stock                                                         (7,147)       (2,604)
Dividends paid on preferred stock                                                    (140)         (140)
---------------------------------------------------------------------------------------------------------
Net cash used for financing activities                                             (1,797)       (2,570)
Effect of exchange rate on cash and equivalents                                      (604)          973
---------------------------------------------------------------------------------------------------------
Net decrease in cash and equivalents                                               (5,985)       (4,612)
Cash and equivalents at beginning of period                                        26,894        78,899
---------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                            $ 20,909      $ 74,287
=========================================================================================================

See Notes to Condensed Consolidated Financial Statements.

WOLVERINE TUBE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 2, 2000
(Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Wolverine Tube, Inc. (the "Company") and its majority-owned subsidiaries after elimination of significant intercompany accounts and transactions. The accompanying condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying condensed consolidated financial statements (and all information in this report) have not been examined by independent auditors; but, in the opinion of management, all adjustments, which consist of normal recurring accruals necessary for a fair presentation of the results for the periods, have been made. The results of operations for the three and six-month periods ended July 2, 2000 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

The Company uses its internal operational reporting cycle for quarterly financial reporting.

Certain reclassifications have been made to the previously reported condensed consolidated statement of income for the three and six-month periods ended July 3, 1999 to provide comparability with the current year presentation.

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

The Company had accrued estimated environmental remediation costs of $2,483,000 at July 2, 2000, consisting primarily of $826,000 for the Decatur, Alabama facility; $290,000 for the Greenville, Mississippi facility; $730,000 for the Jackson, Tennessee facility; $248,000 for the Ardmore, Tennessee facility and $389,000 for the Shawnee, Oklahoma facility (with respect to the Double Eagle Refinery site). Based on information currently available, the Company believes that the costs of these matters are not reasonably likely to have a material adverse effect on the Company's business, financial condition or results of operations.

NOTE 3.  INVENTORIES

Inventories are as follows:

                                        JULY 2, 2000    December 31, 1999
-------------------------------------------------------------------------
                                                 (In thousands)
Finished products                         $ 18,331           $ 16,489
Work-in-process                             30,874             24,890
Raw materials and supplies                  54,761             53,989
-------------------------------------------------------------------------
Totals                                    $103,966           $ 95,368
=========================================================================

Approximately 65% and 60% of the total consolidated inventories at July 2, 2000 and December 31, 1999 are stated on the basis of last-in, first-out ("LIFO") method. The remaining inventories, which primarily include supplies, are valued using the average cost method.

NOTE 4.  INTEREST EXPENSE, NET

Interest expense is net of interest income and capitalized interest of $180,000 and $389,000 for the three-month period ended July 2, 2000, and $962,000 and $78,000 for the three-month period ended July 3, 1999, respectively. Interest expense is net of interest income and capitalized interest of $395,000 and $432,000 for the six-month period ended July 2, 2000 and $1,960,000 and $202,000 for the six-month period ended July 3, 1999.

NOTE 5.  DEBT

The Company has a $200 million Revolving Credit Facility (the "Facility") which matures on April 30, 2002. The Facility provides for a floating base interest rate that is, at the Company's election, either (a) the higher of the federal funds effective rate plus 0.50% or the prime rate, or (b) LIBOR plus a specified margin of 0.25% to 1.00%. Commitment fees on the unused available portion of the Facility range from 0.10% to 0.50%. As of July 2, 2000, the Company had approximately $36 million in outstanding borrowings and obligations under the Facility and approximately $164 million in additional borrowing availability thereunder.

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

NOTE 6.  COMPREHENSIVE INCOME

For the three-month periods ended July 2, 2000 and July 3, 1999, total comprehensive income was $6,359,000 and $10,523,000, respectively. For the six-month periods ended July 2, 2000 and July 3, 1999, total comprehensive income was $12,535,000 and $13,478,000, respectively. Comprehensive income differs from net income due to foreign currency translation adjustments.

NOTE 7.  INDUSTRY SEGMENTS

The Company's reportable segments are based on the Company's three product lines: commercial products, wholesale products and rod, bar and strip products. Commercial products consist primarily of high value added products sold directly to original equipment manufacturers. Wholesale products are commodity-type plumbing tube products, which are typically sold to a variety of customers. Rod, bar and strip products are sold to a variety of customers.

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                               Commercial      Wholesale    Rod, Bar & Strip  Consolidated
                                               -----------------------------------------------------------
                                                                   (In thousands)

THREE-MONTH PERIOD ENDED JULY 2, 2000
     NET SALES                                  $126,813        $ 24,550        $ 28,184        $179,547
     GROSS PROFIT                                 19,038           3,162           2,559          24,759

Three-month period ended July 3, 1999
    Net sales                                   $113,764        $ 31,310        $ 19,243        $164,317
    Gross profit                                  16,366           6,359           1,394          24,119

SIX-MONTH PERIOD ENDED JULY 2, 2000
     NET SALES                                  $251,126        $ 49,285        $ 56,941        $357,352
     GROSS PROFIT                                 36,253           7,210           4,501          47,964

Six-month period ended July 3, 1999
    Net sales                                   $226,827        $ 57,503        $ 40,832        $325,162
    Gross profit                                  32,961          10,440           2,830          46,231

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

NOTE 9.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                    Three-month period ended:        Six-month period ended:
                                                   JULY 2, 2000    July 3, 1999    JULY 2, 2000    July 3, 1999
---------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)

Income before cumulative effect of
       accounting change                             $  8,009        $  8,591        $ 14,856        $ 15,811
Cumulative effect of accounting
       change, net of income tax benefit                   --              --              --          (5,754)
---------------------------------------------------------------------------------------------------------------
Net income                                              8,009           8,591          14,856          10,057
Dividends on preferred stock                              (70)            (70)           (140)           (140)
===============================================================================================================
Net income applicable to common shares               $  7,939        $  8,521        $ 14,716        $  9,917
===============================================================================================================

Basic weighted average common shares                   12,116          13,373          12,262          13,369
Employee stock options                                    212             171             168             163
---------------------------------------------------------------------------------------------------------------
Diluted weighted average common and
       common equivalent shares                        12,328          13,544          12,430          13,532
===============================================================================================================

Earnings per share-basic:
Income before cumulative effect of
       accounting change                             $   0.66        $   0.64        $   1.20        $   1.17
Cumulative effect of accounting
       change, net of income tax
       benefit                                             --              --              --           (0.43)
---------------------------------------------------------------------------------------------------------------
Net income per common share - basic                  $   0.66        $   0.64        $   1.20        $   0.74
===============================================================================================================

Earnings per share-diluted:
Income before cumulative effect of
       accounting change                             $   0.64        $   0.63        $   1.18        $   1.16
Cumulative effect of accounting
       change, net of income tax benefit                   --              --              --           (0.43)
---------------------------------------------------------------------------------------------------------------
Net income per common share - diluted                $   0.64        $   0.63        $   1.18        $   0.73
===============================================================================================================

NOTE 10. STOCK REPURCHASE PLAN

In September 1998, the Company announced that the Board of Directors had authorized the Company to purchase up to 1,000,000 shares of the Company's outstanding stock in the open market from time to time as market conditions warranted. In July 1999, the Company announced that the Board of Directors had authorized an increase in the amount of this common stock repurchase program up to 2,000,000 shares. On April 6, 2000, the Company announced completion of this stock repurchase program at an aggregate purchase price of $36,690,000.

On April 6, 2000, the Company announced that the Board of Directors had authorized the Company to purchase an additional 1,000,000 shares of the Company's outstanding stock. As of July 2, 2000, the Company had repurchased 159,500 shares under this program.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED JULY 2, 2000 COMPARED TO
THREE-MONTH PERIOD ENDED JULY 3, 1999

For the three-month period ended July 2, 2000, net sales were $179.5 million, compared with $164.3 million in the three-month period ended July 3, 1999. The increase in net sales for the three-month period of 2000 versus 1999 was primarily due to increased volumes of commercial and rod, bar and strip products, as well as higher average copper prices. The average COMEX copper price was $0.80 per pound in the most recent three-month period, compared with $0.67 per pound in the same period a year ago. The primary impact to the Company of higher copper prices is higher net sales and cost of goods sold. The cost of copper is generally passed along to the Company's customers and is included in the cost of goods sold. The Company uses various strategies to minimize the effect of copper prices on the Company's earnings.

Total pounds shipped for the three-month period ended July 2, 2000 increased 3.0% to 102.7 million pounds, compared with 99.7 million pounds in the corresponding period in 1999. Shipments of commercial tube products increased 8.2%, primarily as a result of increased shipments of industrial tube used in the residential air conditioning industry. Shipments of the Company's wholesale products for the three-month period ended July 2, 2000 decreased 27.7% to 17.1 million pounds. The lower shipments primarily reflect the Company's decision to produce more industrial tube and less plumbing tube, and, to a lesser extent, the lower shipments also reflect a reduction in demand. Rod, bar and strip product shipments for the three-month period ended July 2, 2000 increased 28.0% from the corresponding period in 1999, primarily as a result of increased shipments of strip product from the Wolverine Ratcliffs, Inc. ("WRI") joint entity, formed in mid-July 1999.

Gross profit increased 2.7% to $24.8 million in the three-month period ended July 2, 2000 compared to $24.1 million in the corresponding period in 1999. This increase was primarily the result of benefits from previously-enacted cost reduction programs, increased shipments of industrial tube, technical tube (included in commercial products) and strip products and, to a lesser extent, improved operating results at the Jackson, Tennessee facility. Gross profit was negatively impacted by the lower production and shipment volume of plumbing tube.

Selling, general and administrative expenses for the three-month period ended July 2, 2000 were $8.6 million, as compared to $7.3 million in the corresponding period in 1999. This increase was primarily the result of increased costs due to the addition of WRI, incremental depreciation and maintenance charges on new information systems software, increased employee compensation expenses relating to limited merit increases and performance awards and professional fees.

Net interest expense for the three-month period ended July 2, 2000 decreased to $3.0 million from $3.2 million in the corresponding period in 1999. This decrease reflects a reduction in interest expense due to a lower outstanding balance on the Company's credit facilities and an increase in capitalized interest, which was offset by less interest income in the second quarter of 2000.

The effective tax rate for the second quarter of 2000 was 37.4% compared with 35.0% for the second quarter of 1999. The increase in the effective tax rate resulted from more income from tax jurisdictions with higher tax rates than in the second quarter of 1999.

Net income for the three-month period ended July 2, 2000 was $8.0 million, or $0.64 per diluted share, compared to $8.6 million, or $0.63 per diluted share in the corresponding period in 1999.

SIX-MONTH PERIOD ENDED JULY 2, 2000 COMPARED TO
SIX-MONTH PERIOD ENDED JULY 3, 1999

For the six-month period ended July 2, 2000, net sales were $357.4 million, compared with $325.2 million in the six-month period ended July 3, 1999. The increase in net sales for the six-month period of 2000 versus 1999 was primarily due to increased volumes of commercial and rod, bar and strip products, as well as higher average copper prices. The average COMEX copper price was $0.81 per pound in the most recent six-month period, compared with $0.65 per pound in the same period a year ago. The primary impact to the Company of higher copper prices is higher net sales and cost of goods sold. The cost of copper is generally passed along to the Company's customers and is included in the cost of goods sold. The Company uses various strategies to minimize the effect of copper prices on the Company's earnings.

Total pounds shipped for the six-month period ended July 2, 2000 increased 2.6% to 202.3 million pounds, compared with 197.2 million pounds in the corresponding period in 1999. Shipments of commercial tube products increased 6.8%, primarily as a result of increased shipments of industrial tube used in the residential air conditioning industry. Shipments of the Company's wholesale products for the six-month period ended July 2, 2000 decreased 24.1% to 33.5 million pounds. The lower shipments primarily reflect the Company's decision to produce more industrial tube and less plumbing tube and, to a lesser extent, a reduction in demand. Rod, bar and strip product shipments for the six-month period ended July 2, 2000 increased 21.5% from the corresponding period in 1999, primarily as a result of increased shipments of strip product from the WRI joint entity.

Gross profit increased 3.7% to $48.0 million in the six-month period ended July 2, 2000, compared to $46.2 million in the corresponding period in 1999. This increase was primarily the result of benefits from previously-enacted cost reduction programs and increased shipments of industrial tube (included in commercial products) and strip products and, to a lesser extent, improved operating results at the Jackson, Tennessee facility. Gross profit was negatively impacted by the lower production and shipment volume of plumbing tube.

Selling, general and administrative expenses for the six-month period ended July 2, 2000 were $17.3 million, as compared to $14.5 million in the corresponding period in 1999. This increase was primarily the result of increased costs due to the addition of WRI, incremental depreciation and maintenance charges on new information systems software, increased employee compensation expenses relating to limited merit increases and performance awards and professional fees.

Net interest expense for the six-month period ended July 2, 2000 increased to $6.4 million from $6.3 million in the corresponding period in 1999. This increase reflects a reduction in interest expense due to a lower outstanding balance on the Company's credit facilities and an increase in capitalized interest, which was offset by less interest income in the first six months of 2000.

The effective tax rate for the first six months of 2000 was 37.6%, compared with 35.7% for the first six months of 1999. The increase in the effective tax rate resulted from more income from tax jurisdictions with higher tax rates than in the first six months of 1999.

During the first quarter of 1999, the Company adopted the American Institute of Certified Public Accountants' Statement of Position 98-5, Reporting on the Costs of Start-Up Activities (the "Statement"), which requires that certain costs related to start-up activities be expensed as incurred. In accordance with the Statement, the Company recognized a charge for the cumulative effect of a change in accounting principle of $8.0 million pre-tax ($5.8 million after-tax). The implementation of the Statement required the Company to write-off the remaining start-up costs relating primarily to the Company's Roxboro, North Carolina; Jackson, Tennessee and Shanghai, China facilities.

Net income for the six-month period ended July 2, 2000 was $14.9 million, or $1.18 per diluted share, compared to $10.1 million, or $0.73 per diluted share in the corresponding six-month period of 1999. Income before the cumulative effect of an accounting change in the six-month period of 1999 was $15.8 million, or $1.16 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaled $12.7 million in the first six months of 2000 as compared to $8.5 million in the first six months of 1999. The increase in cash provided by operations in 2000 was primarily due to an increase in accounts payable and accrued liabilities, which was offset by an increase in inventory. The $9.3 million increase in inventory from December 31, 1999 reflects seasonality in the industries to which the Company sells its products and the purposeful accumulation of work-in-progress inventory to facilitate the relocation of equipment from the closed Roxboro facility to the Company's other facilities.

The Company has a $200 million Revolving Credit Facility (the "Facility") which matures on April 30, 2002. The Facility provides for a floating base interest rate that is, at the Company's election, either (a) the higher of the federal funds effective rate plus 0.50% or the prime rate, or (b) LIBOR plus a specified margin of 0.25% to 1.00%. Commitment fees on the unused available portion of the Facility range from 0.10% to 0.50%. As of July 2, 2000, the Company had approximately $36 million in outstanding borrowings and obligations under the Facility and approximately $164 million in additional borrowing availability thereunder.

Capital expenditures were $16.3 million for the first six months of 2000 compared to $11.2 million for the first six months of 1999. The Company currently expects to spend a total of approximately $35 to $40 million in 2000 under its capital improvement program.

The Company believes that it will be able to satisfy its existing working capital needs, interest obligations, stock repurchases and capital expenditure requirements with cash flow from operations and funds available from the Facility.

ENVIRONMENTAL

The Company's facilities and operations are subject to extensive environmental laws and regulations. During the three-month period ended July 2, 2000, the Company spent approximately $124,000 on environmental matters which included remediation costs, monitoring costs and legal and other costs. The Company has a reserve of approximately $2.5 million for environmental remediation costs which is reflected in the Company's Condensed Consolidated Balance Sheet. Based upon information currently available, the Company believes that the costs of the environmental matters described below are not reasonably likely to have a material adverse effect on the Company's business, financial condition or results of operations.

Oklahoma City, Oklahoma

The Company is one of a number of Potentially Responsible Parties ("PRPs") named by the United States Environmental Protection Agency (the "EPA") with respect to the soil and groundwater contamination at the Double Eagle Refinery Superfund site in Oklahoma City, Oklahoma. The costs associated with the cleanup of this site will be entirely borne by the PRPs, as the site owner has filed for bankruptcy protection. In March 1993, twenty-three PRPs named with respect to the soil contamination of the site, including the Company, submitted a settlement offer to the EPA. Settlement negotiations between the PRPs and the EPA are continuing, and a settlement and consent order is currently being contemplated among the PRPs, the EPA, the Department of Justice, and the State of Oklahoma which would provide for each PRP's liability to be limited to a prorata share of an aggregate amount based on the EPA's worst-case cost scenario to remediate the site. Under the current proposal, the Company's settlement amount is estimated to be $389,000.

Decatur, Alabama

In 1999, the Company negotiated a new Consent Order under Section 3008(h) of the Resource Conservation and Recovery Act (the "Order"). The Order incorporated the Corrective Measures Study ("CMS") that Henley (a former owner of the facility) had submitted to the EPA regarding a waste burial site at the Decatur, Alabama facility. The Order also included an upgrade to an existing chrome groundwater remediation system. The CMS proposes current monitoring and site maintenance. The remaining monitoring, legal and other costs related to the groundwater remediation project are estimated to be $826,000. The cost to the Company to comply with the CMS, as currently approved, will not have a material adverse effect on the Company's business, financial condition or results of operations.

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

Under the terms of the Consent Order and Agreement, the Company submitted a Remedial Investigation and Feasibility Study ("RI/FS") work plan, which was accepted by the Tennessee Division, and the Company has initiated the RI/FS. The Tennessee Division approved the Groundwater Assessment Plan (as a supplement to the RI/FS Plan) and additional groundwater sampling to determine the lateral and vertical extent of possible contamination began in July 2000. The data from the groundwater assessment, the subsequent risk assessment and a preliminary review of remedial alternatives will complete the RI/FS portion of the project. It is anticipated that the RI/FS will be submitted to the Tennessee Division in 2001. A Corrective Measures Study will follow the RI/FS and will recommend any required remediation. Based on the available information, the Company preliminarily estimates a range of between $248,000 and $1,100,000 to complete the investigation and develop the remediation plan for this site.

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

In December 1999, the Company applied for admission into the Mississippi Land Recycling Program. It is anticipated that the Mississippi Land Recycling Program will allow more latitude in remediation decision making and property transfers.

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

Altoona, Pennsylvania

With respect to the Altoona, Pennsylvania facility, the Company has entered into the State of Pennsylvania Department of Environmental Protection Act II Program (the "Program"). The Program was entered to address issues of contamination from closed hazardous waste lagoons and oil contamination of soil at such facility. The chrome lagoons were closed in 1982. The Program is a voluntary site remediation program which allows the Company to direct the site evaluation and any eventual remediation. Preliminary costs are estimated at $185,000 to complete the investigation phase of the Program. Once the investigation phase is completed, a decision on remediation (if any) will be made. Insufficient information exists at this point to estimate any remediation costs or if remediation will be required. The Company is fully indemnified by the previous owner for any costs associated with the Program, thus no liability has been recorded at July 2, 2000.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK

There have been no material changes in the Company's market risk exposures relating to interest rate risk and foreign currency risk that would significantly affect the quantitative and qualitative disclosures presented in the Form 10-K filing for the year ended December 31, 1999. At July 2, 2000, the Company held foreign exchange forward contracts of $755,000 to hedge firm sales transactions and had deferred hedging losses of $31,000. The Company's foreign currency exposures relate primarily to France.

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

At December 31, 1999, the Company had entered into contracts hedging certain future commodity purchases through May 2001, of $32.6 million. The estimated fair value of these outstanding contracts was approximately $38.3 million at December 31, 1999. At July 2, 2000, the Company had entered into contracts hedging certain future commodity purchases through December 2001 of $25.4 million. The estimated fair value of these outstanding contracts was approximately $26.9 million at July 2, 2000. The effect of a 10% adverse change in commodity prices at July 2, 2000 would change the estimated fair value of these outstanding contracts to $24.2 million.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There were no material legal proceeding developments during the three-month period ended July 2, 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 24, 2000, the Company held its Annual Meeting of Stockholders. The matters voted on at the meeting and the results of these votes are as follows:

         1.       Election of Directors.

             Votes For               Votes Withheld
             ----------              --------------
             10,860,880                  118,198

         2.       Appointment of Ernst & Young LLP as Independent Auditors.

             Votes For             Votes Against          Votes Abstained
             ----------            -------------          ---------------
             10,940,566               29,226                   9,286

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         10.1 Fourth Amendment to Credit Agreement dated May 31, 2000, by and between the company, Wolverine Tube (Canada) Inc. and the lenders named therein.

         27.1     Financial Data Schedule (for SEC use only)

         (b)      Reports

         The Company filed no reports on Form 8-K during the three-month period ended July 2, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Wolverine Tube, Inc.


By:  /s/ James E. Deason
   ---------------------------------------------------------------
Name:    James E. Deason
Title:   Executive Vice President, Chief Financial Officer,
         Secretary and Director

Dated: August 14, 2000