Form 10-Q
period 2000-10-01
WOLVERINE TUBE INC
filed 2000-11-13
CIK 821407

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 1, 2000


                                       OR

[ ]      Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from       to          .
                                                             ------   ---------


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

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date:

            Class                          Outstanding as of November 9, 2000
            -----                          ----------------------------------
Common Stock, $0.01 Par Value                       12,034,018 Shares

                                    FORM 10-Q

                                QUARTERLY REPORT

                                TABLE OF CONTENTS

                                                                                                Page No.
                                     PART I

Item 1. Financial Statements

        Condensed Consolidated Statements of Operations (Unaudited)-- Three-Month and
        Nine-Month Periods Ended October 1, 2000 and October 2, 1999 ..........................    1

        Condensed Consolidated Balance Sheets (Unaudited)-- October 1, 2000 and
        December 31, 1999 .....................................................................    2

        Condensed Consolidated Statements of Cash Flows (Unaudited)--  Nine-Month Periods Ended
        October 1, 2000 and October 2, 1999 ...................................................    3

        Notes to Condensed Consolidated Financial Statements (Unaudited) ......................    4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
        Operations ............................................................................    8

Item 3. Quantitative and Qualitative Disclosures About Market Risk ............................   16

                                    PART II

Item 1. Legal Proceedings .....................................................................   17

Item 6. Exhibits and Reports on Form 8-K ......................................................   17

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WOLVERINE TUBE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                 Three-month period ended:  Nine-month period ended:
                                                   OCTOBER 1,  October 2,   OCTOBER 1,   October 2,
                                                      2000        1999         2000         1999
---------------------------------------------------------------------------------------------------
(In thousands except per share amounts)
Net sales                                          $ 171,078    $ 164,766    $ 528,430    $ 489,928
Cost of goods sold                                   151,974      161,278      461,362      440,209
---------------------------------------------------------------------------------------------------
Gross profit                                          19,104        3,488       67,068       49,719
Selling, general and administrative expenses           8,383        8,082       25,640       22,536
Restructuring and other charges                           --       19,938           --       19,938
---------------------------------------------------------------------------------------------------
Income (loss) from operations                         10,721      (24,532)      41,428        7,245
Other expenses:
     Interest expense, net                             2,978        3,319        9,341        9,617
     Amortization and other, net                         (51)           4          486          912
---------------------------------------------------------------------------------------------------
Income (loss) before income taxes and cumulative
     effect of accounting change                       7,794      (27,855)      31,601       (3,284)
Income tax provision (benefit)                         2,800      (10,751)      11,751       (1,991)
---------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of
     accounting change                                 4,994      (17,104)      19,850       (1,293)
Cumulative effect of accounting change, net of
     income tax benefit of $2,211                         --           --           --       (5,754)
---------------------------------------------------------------------------------------------------
Net income (loss)                                      4,994      (17,104)      19,850       (7,047)
Less preferred stock dividends                           (70)         (70)        (210)        (210)
---------------------------------------------------------------------------------------------------
Net income (loss) applicable to common shares          4,924    ($ 17,174)      19,640    ($  7,257)
===================================================================================================

Earnings per common share--basic:
 Income (loss) before cumulative effect of
     accounting change                             $    0.41    ($   1.32)   $    1.61    ($   0.12)
 Cumulative effect of accounting change, net of
     income tax benefit                                   --           --           --        (0.43)
---------------------------------------------------------------------------------------------------
Net income (loss) per common share--basic          $    0.41    ($   1.32)   $    1.61    ($   0.55)
===================================================================================================
Basic weighted average number of common shares        12,051       13,003       12,192       13,247
===================================================================================================

Earnings per common share--diluted:
 Income (loss) before cumulative effect of
     accounting change                             $    0.40    ($   1.32)   $    1.59    ($   0.12)
Cumulative effect of accounting change, net of
     tax income benefit                                   --           --           --        (0.43)
---------------------------------------------------------------------------------------------------
Net income (loss) per common share--diluted        $    0.40    ($   1.32)   $    1.59    ($   0.55)
===================================================================================================
Diluted weighted average number of common and
     common equivalent shares                         12,307       13,003       12,388       13,247
===================================================================================================

See Notes to Condensed Consolidated Financial Statements.

WOLVERINE TUBE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                OCTOBER 1,     December 31,
                                                                                   2000           1999
  ---------------------------------------------------------------------------------------------------------
  (In thousands except share and per share amounts)                             (Unaudited)      (Note)
ASSETS
Current assets:
     Cash and equivalents                                                        $  18,538      $  26,894
     Accounts receivable, net                                                      110,106         84,440
     Inventories                                                                   105,891         95,368
     Refundable income taxes                                                         5,233          9,511
     Prepaid expenses and other                                                      2,452          1,415
---------------------------------------------------------------------------------------------------------
Total current assets                                                               242,220        217,628
Property, plant and equipment, net                                                 209,508        190,774
Deferred charges and intangible assets, net                                        110,693         91,772
Assets held for resale                                                               5,404             --
Prepaid pensions                                                                     7,464          6,515
---------------------------------------------------------------------------------------------------------
Total assets                                                                     $ 575,289      $ 506,689
=========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                            $  53,176      $  39,240
     Accrued liabilities                                                            12,464         14,772
     Short-term borrowings                                                          10,615         13,469
---------------------------------------------------------------------------------------------------------
Total current liabilities                                                           76,255         67,481
Deferred income taxes                                                               20,403         20,931
Long-term debt                                                                     228,304        176,421
Postretirement benefit obligation                                                   12,049         11,935
Accrued environmental remediation                                                    2,350          2,590
---------------------------------------------------------------------------------------------------------
Total liabilities                                                                  339,361        279,358

Minority interest                                                                    2,511          2,381

Redeemable cumulative preferred stock, par value $1 per share; 20,000 shares
     issued and outstanding at October 1, 2000 and December 31, 1999                 2,000          2,000

Stockholders' equity:
     Cumulative preferred stock, par value $1 per share; 500,000 shares
         authorized                                                                     --             --
     Common stock, par value $0.01 per share; 40,000,000 shares authorized, 14,214,318 and 14,196,289 shares issued as of
         October 1, 2000 and December 31, 1999, respectively                           142            142
     Additional paid-in capital                                                    103,589        102,654
     Retained earnings                                                             182,805        163,165
     Unearned compensation                                                            (792)          (309)
     Accumulated other comprehensive income                                        (14,855)       (10,688)
     Treasury stock, at cost; 2,179,900 and 1,642,300 shares as of
         October 1, 2000 and December 31, 1999, respectively                       (39,472)       (32,014)
---------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                         231,417        222,950
---------------------------------------------------------------------------------------------------------
Total liabilities, minority interest, redeemable cumulative preferred
     stock and stockholders' equity                                              $ 575,289      $ 506,689
=========================================================================================================

Note: The Consolidated Balance Sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Condensed Consolidated Financial Statements.

WOLVERINE TUBE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

                                                                        Nine-month period ended:
                                                                        OCTOBER 1,    October 2,
                                                                           2000          1999
-----------------------------------------------------------------------------------------------
(IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss)                                                        $ 19,850      ($ 7,047)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                         13,290        11,933
     Deferred income taxes                                                     --        (5,923)
     Non-cash portion of restructuring and other charges                       --        14,920
     Loss on disposal of assets                                                --         1,024
     Cumulative effect of accounting change                                    --         5,754
     Changes in operating assets and liabilities:
         Accounts receivable, net                                         (19,895)      (22,821)
         Inventories                                                       (8,908)       19,709
         Refundable income taxes                                            4,278       (13,850)
         Prepaid expenses and other                                          (166)          236
         Accounts payable and accrued liabilities                          11,104        (5,980)
         Other accrued liabilities including pension, postretirement
             benefit and environmental                                     (1,022)        3,962
-----------------------------------------------------------------------------------------------
Net cash provided by operating activities                                  18,531         1,917

INVESTING ACTIVITIES
Additions to property, plant and equipment                                (25,289)      (17,107)
Acquisition of business assets                                            (42,211)       (6,689)
Other                                                                        (132)           97
-----------------------------------------------------------------------------------------------
Net cash used for investing activities                                    (67,632)      (23,699)

FINANCING ACTIVITIES
Net borrowings (payments) on revolving credit facilities                   51,566       (39,000)
Principal payments on long-term debt                                       (2,150)         (335)
Proceeds from issuance of debt                                                 --         8,215
Issuance of common stock                                                       61           509
Purchase of treasury stock                                                 (7,458)      (12,949)
Dividends paid on preferred stock                                            (210)         (210)
-----------------------------------------------------------------------------------------------
Net cash provided by (used for) financing activities                       41,809       (43,770)
Effect of exchange rate on cash and equivalents                            (1,064)          843
-----------------------------------------------------------------------------------------------
Net decrease in cash and equivalents                                       (8,356)      (64,709)
Cash and equivalents at beginning of period                                26,894        78,899
-----------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                      18,538      $ 14,190
===============================================================================================

See Notes to Condensed Consolidated Financial Statements.

WOLVERINE TUBE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 1, 2000
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Wolverine Tube, Inc. (the "Company") and its majority-owned subsidiaries after elimination of significant intercompany accounts and transactions. The accompanying condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying condensed consolidated financial statements (and all information in this report) have not been examined by independent auditors; but, in the opinion of management, all adjustments, which consist of normal recurring accruals necessary for a fair presentation of the results for the periods, have been made. The results of operations for the three and nine-month periods ended October 1, 2000 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

The Company uses its internal operational reporting cycle for quarterly financial reporting.

Certain reclassifications have been made to the previously reported condensed consolidated statement of operations for the three and nine-month periods ended October 2, 1999 to provide comparability with the current year presentation.

In September 2000, the Company acquired the joining products business of Engelhard Corporation. The joining products business is a leading manufacturer of brazing alloys and fluxes, as well as a supplier of lead-free solder. The business employs approximately 150 people at its manufacturing plant in Warwick, Rhode Island, and had approximately $49 million in net sales during 1999. The transaction was structured as an all-cash acquisition for approximately $41.8 million, which the Company financed through its credit facility. The transaction was accounted for under the purchase method of accounting and the Company recorded $21.8 million of goodwill, to be amortized on a straight-line basis over 40 years. The condensed, consolidated statements of operations for the three- and nine-month periods ended October 1, 2000 do not include the operating results of the joining products business because the acquisition occurred on September 29, 2000.

NOTE 2. CONTINGENCIES

The Company is subject to extensive national, state, provincial and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment. The Company has received various communications from regulatory authorities concerning certain environmental matters and has currently been named as a potentially responsible party ("PRP") at one waste disposal site. The Company believes that its potential liability with respect to this waste disposal site is not material.

The Company had accrued estimated environmental remediation costs of $2,350,000 at October 1, 2000, consisting primarily of $724,000 for the Decatur, Alabama facility; $290,000 for the Greenville, Mississippi facility; $730,000 for the Jackson, Tennessee facility; $217,000 for the Ardmore, Tennessee facility and $389,000 for the Shawnee, Oklahoma facility (with respect to the Double Eagle Refinery site). Based on information currently available, the Company believes that the costs of these matters are not reasonably likely to have a material adverse effect on the Company's business, financial condition or results of operations.

NOTE 3. INVENTORIES

Inventories are as follows:

                                                       OCTOBER 1,  December 31,
                                                          2000        1999
-----------------------------------------------------------------------------
                                                           (In thousands)
Finished products                                       $ 18,033     $16,489
Work-in-process                                           26,090      24,890
Raw materials and supplies                                61,768      53,989
-----------------------------------------------------------------------------
Totals                                                  $105,891     $95,368
-----------------------------------------------------------------------------

Approximately 61% and 60% of the total consolidated inventories at October 1, 2000 and December 31, 1999 are stated on the basis of last-in, first-out ("LIFO") method. The remaining inventories, which primarily include supplies, are valued using the average cost method.

NOTE 4. INTEREST EXPENSE, NET

Interest expense is net of interest income and capitalized interest of $42,000 and $547,000 for the three-month period ended October 1, 2000, and $820,000 and $78,000 for the three-month period ended October 2, 1999, respectively. Interest expense is net of interest income and capitalized interest of $437,000 and $979,000 for the nine-month period ended October 1, 2000 and $2,781,000 and $280,000 for the nine-month period ended October 2, 1999.

NOTE 5. DEBT

The Company has a $200 million Revolving Credit Facility (the "Facility") which matures on April 30, 2002. The Facility provides for a floating base interest rate that is, at the Company's election, either (a) the higher of the federal funds effective rate plus 0.50% or the prime rate, or (b) LIBOR plus a specified margin of 0.25% to 1.00%. Commitment fees on the unused available portion of the Facility range from 0.10% to 0.50%. As of October 1, 2000, the Company had approximately $80 million in outstanding borrowings and obligations under the Facility, which provided approximately $120 million in additional borrowing availability thereunder.

NOTE 6. COMPREHENSIVE INCOME

For the three-month periods ended October 1, 2000 and October 2, 1999, total comprehensive income (loss) was $3,148,000 and ($17,539,000), respectively. For the nine-month periods ended October 1, 2000 and October 2, 1999, total comprehensive income (loss) was $15,683,000 and ($4,061,000), respectively. Comprehensive income (loss) differs from net income due to foreign currency translation adjustments. The comprehensive loss for the three-month period and nine-month period ended October 2, 1999, includes non-recurring and restructuring charges net of tax of $21.4 million.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                                                       Rod, Bar
                                           Commercial   Wholesale       & Strip    Consolidated
                                        ---------------------------------------------------------
                                                              (In thousands)
THREE-MONTH PERIOD ENDED OCTOBER 1, 2000
     NET SALES                               $116,804     $ 24,779      $ 29,495      $171,078
     GROSS PROFIT                              16,551        1,963           590        19,104

Three-month period ended October 2, 1999
     Net sales                               $107,171     $ 35,056      $ 22,539      $164,766
     Gross profit                               4,019         (128)         (403)        3,488

NINE-MONTH PERIOD ENDED OCTOBER 1, 2000
     NET SALES                               $367,930     $ 74,064      $ 86,436      $528,430
     GROSS PROFIT                              52,804        9,173         5,091        67,068

Nine-month period ended October 2, 1999
     Net sales                               $333,998     $ 92,559      $ 63,371      $489,928
     Gross profit                              36,980       10,312         2,427        49,719


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

NOTE 9. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                Three-month period ended:   Nine-month period ended:
                                                 OCTOBER 1,    October 2,   OCTOBER 1,     October 2,
                                                    2000          1999         2000           1999
----------------------------------------------------------------------------------------------------
(In thousands, except per share data)
Income (loss) before cumulative effect of
       accounting change                          $  4,994      ($17,104)     $ 19,850      ($ 1,293)
Cumulative effect of accounting change,
       net of income tax benefit                        --            --            --        (5,754)
----------------------------------------------------------------------------------------------------
Net income (loss)                                    4,994       (17,104)       19,850        (7,047)
Dividends on preferred stock                           (70)          (70)         (210)         (210)
====================================================================================================
Net income (loss) applicable to common shares     $  4,924      ($17,174)     $ 19,640      ($ 7,257)
====================================================================================================
Basic weighted average common shares                12,051        13,003        12,192        13,247
Employee stock options                                 256            --           196            --
----------------------------------------------------------------------------------------------------
Diluted weighted average common and common
       equivalent shares                            12,307        13,003        12,388        13,247
====================================================================================================
Earnings per share-basic:
Income (loss) before cumulative effect of
       accounting change                          $   0.41      ($  1.32)     $   1.61      ($  0.12)
Cumulative effect of accounting change, net
       of income tax benefit                            --            --            --         (0.43)
----------------------------------------------------------------------------------------------------
Net income (loss) per common share - basic        $   0.41      ($  1.32)     $   1.61      ($  0.55)
====================================================================================================
Earnings per share-diluted:
Income (loss) before cumulative effect of
       accounting change                          $   0.40      ($  1.32)     $   1.59      ($  0.12)
Cumulative effect of accounting change,
       net of income tax benefit                        --            --            --         (0.43)
----------------------------------------------------------------------------------------------------
Net income (loss) per common share - diluted      $   0.40      ($  1.32)     $   1.59      ($  0.55)
====================================================================================================


NOTE 10. STOCK REPURCHASE PLAN

In September 1998, the Company announced that the Board of Directors had authorized the Company to purchase up to 1,000,000 shares of the Company's outstanding common stock in the open market from time to time as market conditions warranted. In July 1999, the Company announced that the Board of Directors had authorized an increase in the amount of this common stock repurchase program up to 2,000,000 shares. On April 6, 2000, the Company announced completion of this common stock repurchase program at an aggregate purchase price of $36,690,000.

On April 6, 2000, the Company also announced that the Board of Directors had authorized the Company to purchase an additional 1,000,000 shares of the Company's outstanding common stock. As of October 1, 2000, the Company had repurchased 179,900 shares of common stock under this program.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED OCTOBER 1, 2000 COMPARED TO
THREE-MONTH PERIOD ENDED OCTOBER 2, 1999

For the three-month period ended October 1, 2000, net sales were $171.1 million, compared with $164.8 million in the three-month period ended October 2, 1999. The increase in net sales for the three-month period of 2000 versus 1999 was primarily due to higher average copper prices, as well as increased volumes of commercial and rod, bar and strip products. The average COMEX copper price was $0.87 per pound in the most recent three-month period, compared with $0.78 per pound in the same period a year ago. The primary impact to the Company of higher copper prices is higher net sales and cost of goods sold. The cost of copper is generally passed along to the Company's customers and is included in the cost of goods sold. The Company uses various strategies to minimize the effect of copper prices on the Company's earnings.

Total pounds shipped for the three-month period ended October 1, 2000 decreased 2.2% to 97.1 million pounds, compared with 99.3 million pounds in the corresponding period in 1999. Shipments of commercial tube products increased 5.0%, primarily the result of increased shipments of technical tube. To a lesser extent, shipments were positively impacted by an increase in shipments of industrial tube and fabricated products. Alloy tube shipments were lower in the third quarter of 2000 than in the third quarter of 1999, reflecting the Company's rationalization for this product. Shipments of the Company's wholesale products for the three-month period ended October 1, 2000 as compared to the three-month period ended October 2, 1999 decreased 30.6% to 17.7 million pounds. The lower shipments reflect a reduction in demand caused by a slowdown in the residential construction markets in both the U.S. and Canada. Shipments in Canada have also been negatively impacted by offshore competition entering the marketplace. Rod, bar and strip product shipments for the three-month period ended October 1, 2000 increased 15.4% from the corresponding period in 1999, primarily as a result of increased shipments of strip product from the Wolverine Ratcliffs, Inc. ("WRI") joint entity, formed in mid-July 1999.

Gross profit increased to $19.1 million in the three-month period ended October 1, 2000 compared to $3.5 million in the corresponding period in 1999. For the three-month period ended October 2, 1999, non-recurring charges of $14.4 million were recognized in cost of goods sold. These charges primarily consisted of $8.1 million related to the liquidation of LIFO inventory values resulting from planned inventory reductions and $6.3 million of additional costs associated with the realignment of the Company's manufacturing operations and product rationalization. Excluding the effect of these non-recurring charges, consolidated gross profit increased 6.7% to $19.1 million in the third quarter of 2000 from $17.9 million in the third quarter of 1999. This increase was primarily the result of benefits from previously-enacted cost reduction programs and increased shipments of technical tube (included in commercial products).

Gross profit was negatively impacted by the lower production and shipments of plumbing tube. Gross profit for rod, bar and strip was also negatively impacted by integration costs and unexpected maintenance costs associated with WRI.

Selling, general and administrative expenses for the three-month period ended October 1, 2000 were $8.4 million, as compared to $8.1 million in the corresponding period in 1999. This increase was primarily due to an increase in post-retirement health care expenses and variable incentive compensation.

During the third quarter of 1999, the Company recognized restructuring and other charges of $19.9 million ($12.5 million net of tax). This charge included $10.0 million in expenses relating to the closing of the Company's Roxboro, North Carolina facility, which employed approximately 100 people, of which $8.6 million in expenses related to the write-off of impaired assets; $2.8 million in expenses related to the implementation of an indirect (non-manufacturing) workforce reduction program of approximately 100 employees; $3.6 million in expenses related to impaired assets due to a product and plant rationalization plan; $1.9 million in expenses related to previously-closed entities, of which $1.8 million was related to the write-off of impaired assets; $0.8 million in expenses related to the termination of an interest rate swap; and $0.8 million in expenses related to professional fees and other costs, primarily associated with acquisitions that were not completed.

Net interest expense for the three-month period ended October 1, 2000 decreased to $3.0 million from $3.3 million in the corresponding period in 1999. This decrease reflects a reduction in interest expense due to a lower average outstanding balance on the Company's credit facilities and an increase in capitalized interest, which was partially offset by less interest income in the third quarter of 2000.

The effective tax rate for the third quarter of 2000 was 35.9%. The Company recognized a tax benefit of $10.7 million in the third quarter of 1999, primarily resulting from the recognition of non-recurring charges included in cost of goods sold and restructuring and other charges described above. Excluding the effect of the tax benefit and the associated non-recurring and restructuring and other charges, the effective tax rate for the third quarter of 1999 was 33.6%. The increase in the effective tax rate in the third quarter of 2000 resulted from more income from tax jurisdictions with higher tax rates than in the third quarter of 1999.

Net income for the three-month period ended October 1, 2000 was $5.0 million, or $0.40 per diluted share, compared to a loss of ($17.1) million, or ($1.32) per diluted share in the corresponding period in 1999. Excluding non-recurring charges included in cost of goods sold and restructuring and other charges recognized in the third quarter of 1999, consolidated net income was $4.3 million, or $0.33 per basic share in the third quarter of 1999.

NINE-MONTH PERIOD ENDED OCTOBER 1, 2000 COMPARED TO
NINE-MONTH PERIOD ENDED OCTOBER 2, 1999

For the nine-month period ended October 1, 2000, net sales were $528.4 million, compared with $489.9 million in the nine-month period ended October 2, 1999. The increase in net sales for the nine-month period of 2000 versus 1999 was primarily due to higher average copper prices, as well as increased volumes of commercial and rod, bar and strip products. The average COMEX copper price was $0.83 per pound in the most recent nine-month period, compared with $0.70 per pound in the same period a year ago. The primary impact to the Company of higher copper prices is higher net sales and cost of goods sold. The cost of copper is generally passed along to the Company's customers and is included in the cost of goods sold. The Company uses various strategies to minimize the effect of copper prices on the Company's earnings.

Total pounds shipped for the nine-month period ended October 1, 2000 increased 1.0% to 299.4 million pounds, compared with 296.6 million pounds in the corresponding period in 1999. Shipments of commercial tube products increased 6.3%, primarily as a result of increased shipments of industrial tube used in the residential air conditioning industry. To a lesser extent, shipments were positively impacted by an increase in shipments of technical tube and fabricated products. Alloy tube shipments were lower in the nine-month period of 2000 than in 1999, reflecting the Company's rationalization for this product. Shipments of the Company's wholesale products for the nine-month period ended October 1, 2000 as compared to the nine-month period ended October 2, 1999 decreased 26.5% to
51.2 million pounds. The lower shipments primarily reflect a reduction in demand caused by a slowdown in the residential construction markets in both the U.S. and Canada. Shipments in Canada have also been negatively impacted by offshore competition entering the marketplace. Rod, bar and strip product shipments for the nine-month period ended October 1, 2000 increased 19.4% from the corresponding period in 1999, primarily as a result of increased shipments of strip product from WRI.

Gross profit increased 35.0% to $67.1 million in the nine-month period ended October 1, 2000, compared to $49.7 million in the corresponding period in 1999. As previously discussed, during the nine-month period of 1999, the Company recognized non-recurring charges to cost of goods sold totaling $14.4 million. Excluding the effect of the non-recurring charges, gross profit increased 4.7% to $67.1 million in the nine-month period of 2000 compared to $64.1 million in the nine-month period of 1999. This increase was primarily the result of benefits from previously-enacted cost reduction programs and increased shipments of industrial and technical tube (included in commercial products) and strip products and, to a lesser extent, improved operating results at the Jackson, Tennessee facility. Gross profit was negatively impacted by the lower production and shipment volume of plumbing tube.

Selling, general and administrative expenses for the nine-month period ended October 1, 2000 were $25.6 million, as compared to $22.5 million in the corresponding period in 1999. This increase was primarily the result of increased costs due to the addition of WRI, increased employee compensation expenses relating to limited merit increases and performance awards, increased professional fees, incremental depreciation and maintenance charges on new information systems software and increased post-retirement health care expenses.

As previously discussed, the Company recognized restructuring and other charges of $19.9 million ($12.5 million net of tax) during the third quarter of 1999.

Net interest expense for the nine-month period ended October 1, 2000 decreased to $9.3 million from $9.6 million in the corresponding period in 1999. This decrease reflects a reduction in interest expense due to a lower average outstanding balance on the Company's credit facilities and an increase in capitalized interest, which was partially offset by less interest income in the first nine months of 2000.

The effective tax rate for the first nine months of 2000 was 37.2%. For the nine-month period of 1999, the Company recognized a tax benefit of $2.0 million resulting from the recognition of non-recurring and restructuring and other charges described above. Excluding the effect of the tax benefit and the associated non-recurring and restructuring and other charges, the effective tax rate in the nine-month period of 1999 was 35.2%. The increase in the effective tax rate resulted from more income from tax jurisdictions with higher tax rates than in the first nine months of 1999.

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

Net income for the nine-month period ended October 1, 2000 was $19.9 million, or $1.59 per diluted share, compared to a loss of ($7.0) million, or ($0.55) per diluted share in the corresponding nine-month period of 1999. Excluding the non-recurring, restructuring and other charges and the cumulative effect of an accounting change recognized in 1999, consolidated net income was $20.1 million, or $1.50 per share for the nine-month period of 1999.

LIQUIDITY AND CAPITAL RESOURCES

In September 2000, the Company acquired the joining products business of Engelhard Corporation. The joining products business is a leading manufacturer of brazing alloys and fluxes, as well as a supplier of lead-free solder. The business employs approximately 150 people at its manufacturing plant in Warwick, Rhode Island, and had approximately $49 million in net sales during 1999. The transaction was structured as an all-cash acquisition for approximately $41,750,000, which the Company financed through its Revolving Credit Facility (the "Facility").

The Company's Facility matures on April 30, 2002. The Facility provides for a floating base interest rate that is, at the Company's election, either (a) the higher of the federal funds effective rate plus 0.50% or the prime rate, or (b) LIBOR plus a specified margin of 0.25% to 1.00%. Commitment fees on the unused available portion of the Facility range from 0.10% to 0.50%. As of October 1, 2000, the Company had approximately $80 million in outstanding borrowings and obligations under the Facility, which provided approximately $120 million in additional borrowing availability thereunder.

Net cash provided by operating activities totaled $18.5 million in the first nine months of 2000 as compared to $1.9 million in the first nine months of 1999. The increase in cash provided by operations in 2000 as compared to 1999 was primarily due to an increase in net income, an increase in accounts payable and accrued liabilities and a reduction in refundable income tax, which were partially offset by an increase in inventory. The $8.9 million increase in inventory from December 31, 1999 reflects seasonality in the industries to which the Company sells its products and the purposeful accumulation of work-in-progress inventory to facilitate the relocation of equipment from the closed Roxboro facility to the Company's other facilities.

Capital expenditures were $25.3 million for the first nine months of 2000 compared to $17.1 million for the first nine months of 1999. The Company currently expects to spend a total of approximately $35 to $38 million in 2000 under its capital improvement program.

The Company believes that it will be able to satisfy its existing working capital needs, interest obligations, stock repurchases and capital expenditure requirements with cash flow from operations and funds available from the Facility.

ENVIRONMENTAL

The Company's facilities and operations are subject to extensive environmental laws and regulations. During the three-month period ended October 1, 2000, the Company spent approximately $83,000 on environmental matters which included remediation costs, monitoring costs and legal and other costs. The Company has a reserve of approximately $2.4 million for environmental remediation costs which is reflected in the Company's Condensed Consolidated Balance Sheet. Based upon information currently available, the Company believes that the costs of the environmental matters described below are not reasonably likely to have a material adverse effect on the Company's business, financial condition or results of operations.

Oklahoma City, Oklahoma

The Company is one of a number of Potentially Responsible Parties ("PRPs") named by the United States Environmental Protection Agency (the "EPA") with respect to the soil and groundwater contamination at the Double Eagle Refinery Superfund site in Oklahoma City, Oklahoma. The costs associated with the cleanup of this site will be entirely borne by the PRPs, as the site owner has filed for bankruptcy protection. In March 1993, twenty-three PRPs named with respect to the soil contamination of the site, including the Company, submitted a settlement offer to the EPA. Settlement negotiations between the PRPs and the EPA are continuing, and a settlement and consent order is currently being contemplated among the PRPs, the EPA, the Department of Justice, and the State of Oklahoma which would provide for each PRP's liability to be limited to a pro rata share of an aggregate amount based on the EPA'a worst-case cost scenario to remediate the site. Under the current proposal, the Company's settlement amount is estimated to be $389,000.

Decatur, Alabama

In 1999, the Company negotiated a new Consent Order under Section 3008(h) of the Resource Conservation and Recovery Act (the "Order"). The Order incorporated the Corrective Measures Study ("CMS") submitted to the EPA regarding a waste burial site at the Decatur, Alabama facility. The Order also included an upgrade to an existing chrome groundwater remediation system. The CMS proposes current monitoring and site maintenance. The remaining monitoring, legal and other costs related to the groundwater remediation project are estimated to be $724,000. The cost to the Company to comply with the CMS, as currently approved, will not have a material adverse effect on the Company's business, financial condition or results of operations.

In July of 2000, the Company notified the Alabama Department of Environmental Management of low levels of certain volatile organic chemicals and petroleum hydrocarbons detected in the groundwater at the Decatur plant. The Company expects to further define the extent of any contamination and execute any necessary remedies once construction in the area is completed.

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

Under the terms of the Consent Order and Agreement, the Company submitted a Remedial Investigation and Feasibility Study ("RI/FS") work plan, which was accepted by the Tennessee Division, and the Company has initiated the RI/FS. The Tennessee Division approved the Groundwater Assessment Plan (as a supplement to the RI/FS Plan) and additional groundwater sampling to determine the lateral and vertical extent of possible contamination began in July 2000. The data from the groundwater assessment, the subsequent risk assessment and a preliminary review of remedial alternatives will complete the RI/FS portion of the project. It is anticipated that the RI/FS will be submitted to the Tennessee Division in 2001. A Corrective Measures Study will follow the RI/FS and will recommend any required remediation. Based on the available information, the Company preliminarily estimates a range of between $217,000 and $1,100,000 to complete the investigation and develop the remediation plan for this site.

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

The Company has previously entered into the Mississippi Brownfield Program for industrial site redevelopment. Based on recent discussions with MDEQ, the Company is reevaluating its participation in the Brownfields program.

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

Altoona, Pennsylvania

With respect to the Altoona, Pennsylvania facility, the Company has entered into the State of Pennsylvania Department of Environmental Protection Act II Program (the "Program"). The Program was entered to address issues of contamination from closed hazardous waste lagoons and oil contamination of soil at such facility. The chrome lagoons were closed in 1982. The Program is a voluntary site remediation program which allows the Company to direct the site evaluation and any eventual remediation. Preliminary costs are estimated at $185,000 to complete the investigation phase of the Program. Once the investigation phase is completed, a decision on remediation (if any) will be made. Insufficient information exists at this point to estimate any remediation costs or if remediation will be required. It is the Company's position that the previous owner indemnified the Company for any liability in the matter. The Company is pursuing this indemnification with Millennium Chemicals (formerly National Distillers), and thus no liability has been recorded at October 1, 2000.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). Subsequent to the issuance of SFAS 133, the FASB has received many requests to clarify certain issues causing difficulties in implementation. In June 2000, the FASB issued SFAS 138, which responds to those requests by amending certain provisions of SFAS 133.

The Company is preparing to adopt SFAS 133 and the corresponding amendments under SFAS 138 no later than the first quarter of fiscal year 2001. In that regard, the Company is documenting its risk management philosophy with regard to derivative instruments, inventorying all derivatives, documenting how effectiveness of the derivatives will be assessed, and preparing its systems to provide the necessary information for compliance. SFAS 133, as amended by SFAS 138, is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain of the statements and subject areas contained herein in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements and are not based on historical or current facts and deal with or may be impacted by potential future circumstances and developments. Such statements and the discussion of such subject areas involve, and are therefore qualified by, the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from the Company's actual future experience involving any one or more of such subject areas. The Company has attempted to identify, in context, certain of the factors that it currently believes may cause actual future experience and results to differ from current expectations regarding the relevant statement or subject area. The Company's operations and results may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified herein, including but not limited to, cyclicality and seasonality in the industries to which the Company sells its products, the impact of competitive products and pricing, extraordinary fluctuations in the pricing and supply of the Company's raw materials, volatility of commodities markets, unanticipated developments in the areas of environmental compliance and other risks and uncertainties identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At October 1, 2000, the Company held foreign exchange forward contracts of $3.5 million related to buying and selling under firm contracts in currencies other than the local currencies in which it operates, and had deferred hedging losses of $51,000 associated with these forward contracts. The Company's foreign currency exposures relate primarily to Germany and France. The potential loss in fair value for these forward contracts from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $342,000.

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

At December 31, 1999, the Company had entered into contracts hedging certain future commodity purchases through May 2001 of $32.6 million. The estimated fair value of these outstanding contracts was approximately $38.3 million at December 31, 1999. At October 1, 2000, the Company had entered into contracts hedging certain future commodity purchases through December 2001 of $30.3 million. The estimated fair value of these outstanding contracts was approximately $33.5 million at October 1, 2000. The effect of a 10% adverse change in commodity prices at October 1, 2000 would change the estimated fair value of these outstanding contracts to $30.1 million.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There were no material legal proceeding developments during the three-month period ended October 1, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27.1     Financial Data Schedule (for SEC use only)

         (b)      Reports

                  The Company filed no reports on Form 8-K during the three-month period ended October 1, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Wolverine Tube, Inc.



By: /s/ James E. Deason
    ---------------------------------------
Name:  James E. Deason

Title: Executive Vice President, Chief Financial Officer,
       Secretary and Director

Dated: November 10, 2000