Form 10-K405
period 2000-12-31
WOLVERINE TUBE INC
filed 2001-04-02
CIK 821407

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

 X      Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
- ----    Act of 1934 for the fiscal year ended December 31, 2000,

                                       OR

        Transition report pursuant to Section 13 or 15(d) of the Securities
- ----    Exchange  Act of 1934 for the transition period from        to        .
                                                             -------  --------

                         Commission file number 1-12164

                              WOLVERINE TUBE, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                      63-0970812
          --------                                      ----------
  (State of Incorporation)                   (IRS Employer Identification No.)

200 Clinton Avenue West, 10th Floor
Huntsville, Alabama                                         35801
- ---------------------------------------                     -----
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
YES      X       NO
      ------          ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant as of March 15, 2001, was approximately $66,000,000 based upon the closing price reported for such date on the New York Stock Exchange. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date:

               Class                     Outstanding as of March 15, 2001
               -----                     --------------------------------
   Common Stock, $0.01 Par Value                 12,035,874 Shares

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the annual stockholders meeting to be held May 23, 2001, are incorporated by reference into Part III.

                                    FORM 10-K

                          YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

                                                                                                            Page No.

                                     PART I
Item 1.       Business............................................................................................1
Item 2.       Properties.........................................................................................11
Item 3.       Legal Proceedings..................................................................................13
Item 4.       Submission of Matters to a Vote of Security Holders................................................14

                                     PART II
Item 5.       Market for Registrant's Common Equity and
                  Related Stockholder Matters....................................................................15
Item 6.       Selected Financial Data............................................................................16
Item 7.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations............................................................18
Item 7A.      Qualitative and Quantitative Disclosures About
                  Market Risk....................................................................................34
Item 8.       Financial Statements and Supplementary Data........................................................35
Item 9.       Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosures...........................................................36

                                    PART III
Item 10.      Directors and Executive Officers of the Registrant.................................................37
Item 11.      Executive Compensation.............................................................................38
Item 12.      Security Ownership of Certain Beneficial Owners
                  and Management.................................................................................39
Item 13.      Certain Relationships and Related Transactions.....................................................40

                                     PART IV
Item 14.      Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K............................................................................41

                                     PART I

ITEM 1                              BUSINESS

INTRODUCTION

Wolverine Tube, Inc. ("Wolverine" or the "Company") is a world-class quality manufacturer providing its customers with copper and copper alloy tube, fabricated products, brazing alloys, fluxes and lead-free solder, as well as copper and copper alloy rod, bar and strip products. The Company believes that it offers the broadest product line of any North American tube manufacturer and focuses on custom-engineered, high value-added tubular and fabricated products, which enhance performance and energy efficiency in many applications.

The unique attributes of copper--thermal conductivity, ease of bending and joining, and resistance to erosion and corrosion--make it an attractive material for a broad range of applications in a large number of diverse industries. Customers of the Company's copper and copper alloy products include commercial and residential air conditioning and refrigeration equipment manufacturers, appliance manufacturers, automotive manufacturers, industrial equipment manufacturers, utilities and other power generating companies, refining and chemical processing companies and plumbing wholesalers.

HISTORY AND STRUCTURE

The Company, the successor to a business founded in Detroit in 1916, is a Delaware Corporation organized in 1987. In August 1993, the Company and certain stockholders engaged in an initial public offering of 6,555,000 shares of Common Stock and the net proceeds to the Company were approximately $46.4 million. In September 1995, the Company completed a secondary public offering of 4,882,700 shares of Common Stock (the "Secondary Stock Offering"). No additional shares of Common Stock were issued by the Company in conjunction with the Secondary Stock Offering.

Over the past five years, the Company has expanded its operations. In September 1996, the Company completed the acquisition of Tube Forming, Inc., a manufacturer of value-added copper fabricated products based in Carrollton, Texas, for $34.6 million in cash.

In May 1998, the Company acquired a 240,000 square foot welded tube manufacturing facility in Jackson, Tennessee, and the related equipment and technology, from Korea-based Poongsan Corporation, for approximately $35.4 million in cash. In July 1998, the Company opened its Shanghai, China facility. The 60,000 square foot plant specializes in the manufacture of high value added copper and copper alloy technical tube.

In July 1999, the Company combined the assets of its Fergus, Ontario facility, a copper and copper alloy strip production facility, with certain of the assets of Ratcliffs Severn Ltd., a Toronto-based light gauge copper and brass strip manufacturing operation, to create the joint entity of Wolverine Ratcliffs, Inc. ("WRI"). The Company owns 85% of WRI and the remaining 15% is owned by Ratcliffs Severn Ltd.

In September 2000, the Company acquired from Engelhard Corporation its joining products business, a leading manufacturer of brazing alloys and fluxes, as well as a supplier of lead-free solder, based in Warwick, Rhode Island, for approximately $41.8 million in cash.

PRODUCTS

COMMERCIAL PRODUCTS

The Company includes in the commercial products category several types of technically sophisticated tube and fabricated tubular products, as well as its joining products. The technical tube and fabricated products are generally custom designed and manufactured and sold directly to equipment manufacturers. Because of the high level of added value, profitability tends to be higher for commercial products than for the Company's other products.

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

Technical Tube. Technical tube is used to increase heat transfer in large commercial air conditioners, heat exchangers for power generating and chemical processing plants, water heaters, swimming pool and spa heaters and large industrial equipment oil coolers. Small, wedge-like grooves (fins) on the outer surface, together with internal enhancements of technical tube, increase surface area and refrigerant agitation, thereby increasing heat transfer efficiency. The Company was the first to develop integral finned tube, in which the fins are formed directly from the wall of the tube, and holds patents in this area.

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

Fabricated Products. Fabricated products encompass a wide variety of copper, copper alloy, steel and aluminum tubing products and subassemblies for a myriad of different applications. Precision drawn tubing can be supplied in exact tolerance cut lengths or coils. Specialty fabricated parts, sub-assemblies and components (such as return bends and manifolds) are also produced. Capabilities which include cutting, bending/swaging, end spinning, hole piercing/drilling, specialized coiling and brazing, can be applied to a wide range of products.

Joining Products. Joining products includes brazing alloys, fluxes and lead-free solder used in the air conditioning, plumbing, electronic, lighting, shipbuilding, aerospace, general industrial and other metal-joining industries. There are over 2,000 product variations in this category, marketed under such brand names as Silvaloy(TM), Silvabrite, Silvabrite 100(R), Plymetal, Black Flux and Ultra Flux(R).

Commercial product sales accounted for 69%, 68% and 72% of the Company's net sales in 2000, 1999 and 1998, respectively.

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

Wholesale product sales accounted for 14%, 18% and 17% of the Company's sales in 2000, 1999 and 1998, respectively.

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

Copper and Copper Alloy Strip. Copper and copper alloy strip products are used primarily by automotive, hardware and electrical equipment manufacturers and by mints for coins and tokens. Copper and copper alloy strip products are sold directly to manufacturers and to service centers that keep an inventory of standard sizes.

Rod, bar and strip products accounted for 17%, 14% and 11% of the Company's sales in 2000, 1999 and 1998, respectively.

ENERGY EFFICIENCY AND GOVERNMENTAL REGULATIONS

In September 1987, the United States, Canada and many other countries signed The Montreal Protocol on Substances that Deplete the Ozone Layer (the "Montreal Protocol"), which provided for the limitation on production and consumption of chlorofluorocarbons ("CFCs") over various periods of time. On November 23, 1992, the parties to the Montreal Protocol agreed, among other things, to accelerate the phaseout of CFC production to January 1, 1996. On December 10, 1993, the United States Environmental Protection Agency (the "EPA") promulgated regulations requiring domestic producers to cease production of CFCs by January 1, 1996.

As a result of these regulations, a number of existing commercial air conditioners ("chillers") used to regulate temperature and humidity in large buildings were replaced with units utilizing alternative refrigerants. However, the chillers have not been replaced and retrofitted at the pace anticipated, as many operators of the chillers have opted to use reclaimed CFCs instead. Thus, while the Company has benefited from the CFC phaseout, it has not been to the extent originally anticipated.

The Company expects demand for its high value-added, energy efficient tubes to continue as manufacturers produce more energy efficient and lower operating cost units and as existing chillers continue to be replaced in response to the ban on production of CFCs. However, there can be no assurance that this anticipated demand will materialize, or that the Company will not face increased competition, with an adverse effect on profitability, from other manufacturers in this high value-added segment. In addition, new refrigerants or technologies that are not compatible with copper tube may be developed in response to the requirements of the Montreal Protocol and the EPA regulations. The development of any such new refrigerant or technology could have a material adverse effect on the Company's business, operating results or financial condition.

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


              Technical Tube              Commercial air conditioning
                                          manufacturers, power and process
                                          industry, heat exchanger
                                          manufacturers, water, swimming pool
                                          and spa heater manufacturers and oil
                                          cooler manufacturers.


              Copper Alloy Tube           Utilities and other power generating
                                          companies, refining and chemical
                                          processing companies, heat exchanger
                                          manufacturers and shipbuilders.


              Fabricated Products         Commercial and residential air
                                          conditioning manufacturers,
                                          refrigeration manufacturers and
                                          consumer appliance manufacturers.
                                          Automotive, controls, welding,
                                          electrical, marine, building and
                                          heating industries.


              Joining Products            Residential and commercial air
                                          conditioning manufacturers, plumbing,
                                          electronic, lighting, shipbuilding,
                                          aerospace and other metal-joining
                                          industries.

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


KEY CUSTOMERS

No customer accounted for 10% or more of the Company's consolidated net sales in 2000 or 1999. York International accounted for approximately 10% of the Company's consolidated net sales in 1998.

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

International. The Company's overseas export sales are carried out both directly with major overseas customers and through foreign sales agents. The Company has sales, marketing and business development offices in Lyon, France; London, United Kingdom; Apeldoorn, The Netherlands; and Hong Kong, China.

For information concerning the amount of sales, gross profit and certain other financial information about foreign and domestic operations see Note 15 of the Notes to Consolidated Financial Statements.

COMPETITION

While no single company competes with the Company in all of the Company's product lines, the Company faces significant competition in each of its product lines. The Company has numerous competitors, some of which are larger and have greater financial resources than the Company. Cerro Copper Products Co., Inc., Industrias Nacobre S.A. de C.V., Kobe Copper Products Inc., Wieland-Werke AG, Mueller Industries Inc., Olin Corporation, PMX Industries, Outokumpu American Brass Company, J.W. Harris Company, Inc. and others compete with the Company in one or more product lines. There can be no assurance that the Company will be able to compete successfully or that competition will not have an adverse effect on the Company's business, operating results or financial condition. Minimal product differentiation among competitors in the Company's wholesale and rod and bar product lines creates a pricing structure for these products resembling "commodity" pricing (i.e., a pricing structure where customers differentiate between products almost exclusively on price). In these product areas, certain of the Company's competitors have significantly larger market shares than the Company, and tend to be the industry pricing leaders. If the Company's competitors in these product lines were to significantly reduce prices, the Company's business, operating results or financial condition could be adversely affected.

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

RAW MATERIALS, SUPPLIERS AND PRICING

The Company's principal raw materials are copper, nickel, zinc, tin and silver. In 2000, the Company purchased approximately 392 million pounds of metal, approximately 89% of which was copper. The Company contracts for its copper requirements with a variety of sources, including producers, merchants, brokers, dealers and industrial suppliers. The Company's raw materials are available from a variety of sources, and the Company does not believe that the loss of any one source would materially affect its business, operating results or financial condition.

The key elements of the Company's copper procurement and product pricing strategies are the assurance of a stable supply and the avoidance of exposure to metal price fluctuations. The price of copper purchased by the Company is based on fluctuating market prices, usually with the Commerce Exchange ("COMEX") price as a benchmark. The Company generally has an "open pricing" option under which the Company may set the price of all or a portion of the metal subject to a purchase contract at any time up to the last COMEX trading day (usually two days before the end of the month) of the last month in the contract period.

In the majority of cases, the price to the customer contains two components: (i) a metal charge based on the market value of the metal content on the date of shipment of the product to the customer; and (ii) a fixed fabrication charge. In other cases, the Company quotes a firm price to the customer which covers both the metal price and the fabrication charge. In either case, the Company minimizes its exposure to metal price fluctuations through various strategies. Generally, at the time the metal price for the customer is established, the Company either prices an equivalent amount of metal under its open pricing arrangements with its suppliers or purchases a copper forward contract for the equivalent amount of metal. It is not the Company's policy to attempt to profit from fluctuations in copper prices by taking commodity risks or speculative commodity positions.

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

New product development will continue to be concentrated in the heat transfer area. In 2000, the Company introduced to the marketplace twenty-two new heat transfer products for general use and six new heat transfer products for specific customer use. Additionally, the Company is involved in several industry, university and government sponsored research projects relating to alternative refrigerants as well as more energy efficient tube for the HVAC, refrigeration, power and petrochemical industries. The Company's research and development expense was $3.7 million in 2000, $3.0 million in 1999 and $1.5 million in 1998. The Company uses its extensive manufacturing facilities and personnel to assist in manufacturing process research and development efforts. In addition, the Company engages in new product development efforts with certain of its major customers, as well as universities and government agencies.

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

The Company has a reserve of $2.2 million for environmental remediation costs, which is reflected in the Company's December 31, 2000 Consolidated Balance Sheet. The total cost of environmental assessment and remediation depends on a variety of regulatory, technical and factual issues, some of which cannot be anticipated. While the Company believes that the reserve, under existing laws and regulations, is adequate to cover presently identified environmental remediation liabilities, there can be no assurance that such amount will be adequate to cover the ultimate costs of these liabilities, or the costs of environmental remediation liabilities that may be identified in the future. See "Item 3--Legal Proceedings" and "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Environmental."

EMPLOYEES

As of December 31, 2000, the Company had a total of 3,741 employees. None of the Company's employees are represented by a union except for a majority of the hourly employees at the Montreal, Quebec and Fergus, Ontario plants, which are unionized and covered by collective bargaining agreements that expire in 2002. As a whole, the Company believes its relations with its employees are good.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain of the statements and subject areas contained herein in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" are made pursuant to the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements use such words as "may", "will", "expect", "believe", "plan" and other similar terminologies. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future - including statements relating to operating performance, property, plant and equipment expenditures and sources and uses of cash - are forward-looking statements. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those stated or implied by such forward-looking statements. The Company undertakes no obligation to publicly release any revision of any forward-looking statements contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. With respect to expectations of future earnings, factors that could affect actual results include, without limitation, global and local economic and political environments, weather conditions, environmental contingencies, regulatory pressures, labor costs, raw material costs, fuel and energy costs, the mix of geographic and product revenues, the effect of currency fluctuations, competitive products and pricing, assumptions made as to customer retention, costs associated with attracting new customers and costs of integrating recent acquisitions.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to each executive officer of the Company:

Name                                Age      Positions with the Company
- ----                                ---      --------------------------
Dennis J. Horowitz                   54      Chairman, President, Chief Executive Officer and Director
James E. Deason                      53      Executive Vice President, Chief Financial Officer, Secretary and
                                             Director
Keith I. Weil                        43      Senior Vice President, Tubing Products
Johann R. Manning, Jr.               40      Senior Vice President, Human Resources and General Counsel

Mr. Horowitz has been the President and Chief Executive Officer and a director of the Company since March 1998 and was appointed Chairman effective January 1, 2001. Prior to joining the Company, Mr. Horowitz served as Corporate Vice President and President of the Americas of AMP Incorporated ("AMP"), a high technology electrical connector and interconnection systems company, since September 1994. Prior to joining AMP, Mr. Horowitz was employed for over fourteen years at Philips Electronics North America Corporation ("Philips") a diverse electronics manufacturer, where he served from October 1993 to August 1994 as President and Chief Executive Officer of Philips Technologies and previously served as President and Chief Executive Officer of Philips Magnavox CATV Systems and President and Chief Executive Officer of Philips Discrete Products Division. Mr. Horowitz also serves as a Director of Aerovox Incorporated and Superconductor Technologies, Inc.

Mr. Deason has been the Executive Vice President, Chief Financial Officer and Secretary of the Company since September 1994 and a director of the Company since October 1995. Prior to joining the Company, Mr. Deason, a Certified Public Accountant, was a partner with Ernst & Young LLP in Birmingham, Alabama.

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

Mr. Manning has been Vice President of Human Resources and General Counsel of the Company since May 1998 and was named Senior Vice President of Human Resources in May 2000. Prior to joining the Company, Mr. Manning served as Senior Counsel for Mercedes-Benz U.S. International, Inc. ("Mercedes-Benz"), a vehicle manufacturer, since March 1998. Prior to joining Mercedes-Benz, Mr. Manning was employed for over eight years with Genuine Parts Company, a diversified wholesale distribution company, where he held various positions including Vice President of Human Resources and Corporate Counsel for its Motion Industries, Inc. subsidiary.

ITEM 2                             PROPERTIES

UNITED STATES FACILITIES

The Company owns and operates manufacturing facilities in Decatur, Alabama; Shawnee, Oklahoma; Jackson, Tennessee; Carrollton, Texas; Booneville, Mississippi; Ardmore, Tennessee; and Warwick, Rhode Island. Additionally, the Company has a manufacturing facility in Altoona, Pennsylvania that is partially owned and partially leased from a local industrial development agency for $3,500 per year in perpetuity. The Company also has a 50,000 square foot facility in Greenville, Mississippi and a 232,000 square foot facility in Roxboro, North Carolina that are not being utilized for production and are currently being held for sale. The Company's corporate offices are comprised of approximately 15,000 square feet in a leased facility in Huntsville, Alabama.

The following table describes each of the Company's United States manufacturing facilities:

                                                             Number of
                    Property    Plant Size       Year      Employees at
     Location     Size (acres) (square feet)    Opened    Dec. 31, 2000                   Description
     --------     ------------ -------------    ------    -------------                   -----------
Decatur, AL            166        620,000        1948          997        Produces each of the Company's tube product
                                                                          lines.  A significant portion of production
                                                                          is industrial, technical and copper alloy
                                                                          tube. Produces smooth feedstock tube for
                                                                          the Ardmore and Booneville facilities.
                                                                          Also houses a portion of the corporate
                                                                          staff.

Shawnee, OK             51        309,000        1974          564        Produces each of the Company's copper tube
                                                                          product lines. Capable of producing
                                                                          feedstock tube for the Ardmore and
                                                                          Booneville facilities.

Jackson, TN             51        240,000        1998           67        Produces welded copper and copper alloy
                                                                          enhanced surface tube.  Also houses a U.S.
                                                                          wholesale product distribution center.

Altoona, PA             32        169,000        1956          331        A redraw facility that produces higher
                                                                          margin commercial products such as
                                                                          capillary tube and specialty fabricated
                                                                          components.

Carrollton, TX          8         165,000        1987          393        A fabrication facility that produces
                                                                          higher-margin commercial products such as
                                                                          specialty fabricated parts, return bends
                                                                          and manifolds.

Booneville, MS          30        152,000        1989          187        Processes feedstock tube from the Decatur
                                                                          facility into enhanced surface industrial
                                                                          tube and technical copper tube.

Warwick, RI             3          70,000        1978          143        Produces brazing alloys and fluxes.

Ardmore, TN             6          57,000        1974           88        A redraw facility that produces higher
                                                                          margin commercial products such as
                                                                          capillary tube and specialty fabricated
                                                                          components.

CANADIAN FACILITIES

The Company owns and operates manufacturing facilities in Montreal, Quebec; London, Ontario; and Fergus, Ontario. The following table describes each of the Company's Canadian manufacturing facilities:

                                                            Number of
                    Property    Plant Size                Employees at
    Location      Size (acres) (square feet) Year Opened  Dec. 31, 2000                  Description
    --------      ------------ ------------- -----------  -------------                  -----------
Montreal, Quebec      25         424,000        1942           417       Produces plumbing tube and refrigeration
                                                                         service tube, copper alloy tube and copper
                                                                         and copper alloy rod and bar.

London, Ontario       45         195,000        1958           299       Produces plumbing tube, refrigeration
                                                                         service tube and industrial tube.  Also
                                                                         houses corporate offices for Wolverine Tube
                                                                         (Canada) Inc.

Fergus, Ontario       26         150,000        1968           167       Produces copper and copper alloy strip.
                                                                         Also houses corporate offices for Wolverine
                                                                         Ratcliffs, Inc.

OTHER FACILITIES

The Company leases minor square footage for sales offices in Lyon, France and Hong Kong, China. The Company leases a facility in Apeldoorn, The Netherlands, comprised of a 16,000 square foot warehouse and 3,000 square feet of office space. There were seven employees at the Apeldoorn facility at December 31, 2000. The Shanghai, China facility is leased from the Shanghai Waigaoqiao Free Trade Zone 3-U Development Co., Ltd. for a twelve year term. The following table describes the Company's Shanghai, China facility:

                                                            Number of
                   Property      Plant Size                Employees at
    Location     Size (acres)  (square feet) Year Opened  Dec. 31, 2000                  Description
    --------     ------------  ------------- -----------  -------------                  -----------
Shanghai, China        3          60,000        1998           81        Produces technical copper tube from
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

                                     PART II

ITEM 5                MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the New York Stock Exchange under the symbol "WLV." As of March 15, 2001, there were 12,035,874 shares of common stock outstanding, held by 299 shareholders of record.

The following table sets forth, for the periods indicated, the range of high and low reported sale prices for the Company's Common Stock on the New York Stock
Exchange:

                                                            2000                               1999
Period                                             High              Low              High              Low
- --------------------------------------------- ---------------- ----------------- ---------------- -----------------
First Quarter                                        14 1/2            11 3/8         $22 5/16             $18 5/8
Second Quarter                                       17 15/16          12 7/16        $26 3/4              $20 1/16
Third Quarter                                        18 3/4            14 1/2         $25 3/8              $14 3/16
Fourth Quarter                                       15 5/16           11 5/16        $15 15/16            $13 3/8
- --------------------------------------------- ---------------- ----------------- ---------------- -----------------

The Company did not declare or pay cash dividends on its Common Stock during the years ended December 31, 2000 or 1999. The Company does not currently plan to pay cash dividends on the Common Stock. In the foreseeable future, any future determination to pay cash dividends will depend on the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors. The Company intends to retain earnings to support the growth of the Company's business.

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

ITEM 6                       SELECTED FINANCIAL DATA

The historical consolidated financial data presented below for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 were derived from the audited consolidated financial statements of the Company, and should be read in conjunction therewith and with the information set forth under "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                       Year Ended December 31,
- ----------------------------------------------- ------------- ------------- -------------- ------------- -------------
Statement of Operations Data:                      2000          1999          1998           1997          1996
- ----------------------------------------------- ------------- ------------- -------------- ------------- -------------
(In thousands, except per share amounts)
Net sales                                         $700,176      $645,774       $617,512      $667,686      $699,863
Cost of goods sold (a)                             615,948       579,030        534,799       585,060       606,157
- ----------------------------------------------- ------------- ------------- -------------- ------------- -------------
Gross profit                                        84,228        66,744         82,713        82,626        93,706
Selling, general and administrative expenses        34,411        30,777         26,328        22,506        22,012
Restructuring and other charges (b)                      -        19,938         11,867         4,384             -
- ----------------------------------------------- ------------- ------------- -------------- ------------- -------------
Income from operations                              49,817        16,029         44,518        55,736        71,694
Other expenses:
   Interest expense, net                            13,098        12,608          6,566         7,367         9,321
   Amortization and other, net                         (34)        1,941            (37)          287           998
- ----------------------------------------------- ------------- ------------- -------------- ------------- -------------
Income before income taxes, extraordinary           36,753         1,480         37,989        48,082        61,375
    item and cumulative effect of accounting
    change
Income tax provision (benefit)                      13,278          (289)        13,352        17,506        21,792
- ----------------------------------------------- ------------- ------------- -------------- ------------- -------------
Income before extraordinary item and                23,475         1,769         24,637        30,576        39,583
    cumulative effect of accounting change
Extraordinary item, net of income tax benefit            -             -              -        (4,738)            -
Cumulative effect of accounting change, net
    of income tax benefit                                -        (5,754)             -              -            -
- ----------------------------------------------- ------------- ------------- -------------- ------------- -------------
Net income (loss)                                  $23,475       ($3,985)       $24,637       $25,838       $39,583
- ----------------------------------------------- ------------- ------------- -------------- ------------- -------------
Net income (loss) applicable to common shares
    (c)                                            $23,195       ($4,265)       $24,357       $25,558       $39,303
- ----------------------------------------------- ------------- ------------- -------------- ------------- -------------

Earnings per common share-basic:
Income before extraordinary item and
    cumulative effect of accounting change           $1.91         $0.11          $1.74         $2.16         $2.85
Extraordinary item                                       -             -              -         (0.34)            -
Cumulative effect of accounting change                   -         (0.44)             -             -             -
- ----------------------------------------------- ------------- ------------- -------------- ------------- -------------
Net income (loss) per share                          $1.91        ($0.33)         $1.74         $1.82         $2.85
- ----------------------------------------------- ------------- ------------- -------------- ------------- -------------
Basic weighted average common shares                12,153        13,106         14,025        14,022        13,772
- ----------------------------------------------- ------------- ------------- -------------- ------------- -------------

Earnings per common share-diluted:
Income before extraordinary item and
    cumulative effect of accounting change           $1.88         $0.11          $1.72         $2.13         $2.77
Extraordinary item                                       -             -              -         (0.33)            -
Cumulative effect of accounting change                   -         (0.43)             -             -             -
- ----------------------------------------------- ------------- ------------- -------------- ------------- -------------
Net income (loss) per share                          $1.88        ($0.32)         $1.72         $1.80         $2.77
- ----------------------------------------------- ------------- ------------- -------------- ------------- -------------
Diluted weighted average common and common          12,344        13,243         14,186        14,232        14,196
    equivalent shares
- ----------------------------------------------- ------------- ------------- -------------- ------------- -------------

                                                                       Year Ended December 31,
- ----------------------------------------------- ------------- ------------- -------------- ------------- -------------
Other Data:                                        2000          1999          1998           1997          1996
- ----------------------------------------------- ------------- ------------- -------------- ------------- -------------
(In thousands, except per pound amounts)
Pounds shipped                                     392,763       387,156        357,480       339,313       349,297
Depreciation and amortization                      $17,932       $16,448        $17,320       $16,796       $16,346
Capital expenditures                                35,455        24,125         34,694        21,598         8,540
Average COMEX price of copper per pound (d)           0.84          0.72           0.75          1.04          1.06
- ----------------------------------------------- ------------- ------------- -------------- ------------- -------------

                                                                            December 31,
- ----------------------------------------------- ------------- ------------- -------------- ------------- -------------
Balance Sheet Data:                                2000          1999          1998           1997          1996
- ----------------------------------------------- ------------- ------------- -------------- ------------- -------------
(In thousands)
Total assets                                      $590,355      $506,689       $549,418      $424,922      $397,020
Total long-term debt                               231,163       180,718        215,689        98,411       100,473
Redeemable cumulative preferred stock                2,000         2,000          2,000         2,000         2,000
Stockholders' equity                               232,374       219,638        233,651       229,451       205,910
- ----------------------------------------------- ------------- ------------- -------------- ------------- -------------

(a) During 1999 and 1998, the Company incurred non-recurring charges which are included in cost of goods sold of approximately $14.4 million and $2.1 million, respectively. The 1999 non-recurring charge included $8.1 million relating to the liquidation of LIFO inventory values resulting from planned inventory reductions, $4.6 million related to obsolete inventory, $0.8 million net book value of idled and obsolete machinery and equipment and $0.9 million of other charges related to the realignment of the Company's manufacturing operations. The 1998 non-recurring charge included $0.5 million of obsolete inventory and $0.9 million of other costs associated with the closing of the Company's Greenville, Mississippi facility and $0.7 million of costs associated with the discontinuation of casting at the Company's Roxboro, North Carolina facility. See Note 16 of the Notes to Consolidated Financial Statements.

(b) During 1999, the Company recognized restructuring and other charges of approximately $19.9 million ($12.5 million after tax). This charge included $10.0 million in expenses relating to the announced closing of the Company's Roxboro, North Carolina facility, of which $8.6 million in expenses related to the write-down of impaired assets; $2.8 million in expenses related to the implementation of an indirect workforce reduction program; $3.6 million in expenses related to impaired assets as a result of relocating the Roxboro machinery and equipment to other facilities in the Company and thereby displacing existing equipment; $1.9 million in expenses related to previously closed facilities, of which $1.8 million related to the write-down of impaired assets; $0.8 million in expenses related to the termination of an interest rate swap; and $0.8 million in professional fees and other costs primarily associated with acquisitions that were not completed. See Note 16 of the Notes to Consolidated Financial Statements.

         During 1998, the Company recorded restructuring and other charges of approximately $11.9 million ($7.5 million after tax). This charge included $7.4 million in expenses related to the closing of the Company's Greenville, Mississippi facility, of which $5.6 million in expenses related to the write-down of impaired assets resulting primarily from the closing of this facility; $2.3 million in expenses for the writedown of impaired assets related to the discontinuation of casting at the Company's North Carolina facility; $0.4 million of other costs related to the discontinuation of the casting process at the North Carolina facility; $0.9 million in expenses related to the implementation of a salaried workforce reduction program; and $0.9 million in professional fees and other costs primarily associated with an acquisition that was not completed. See Note 16 of the Notes to Consolidated Financial Statements.

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

(d)      Source: Metals Week.

ITEM 7                MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following general factors should be considered in analyzing the Company's results of operations:

COMPONENTS OF COST OF GOODS SOLD

A substantial portion of the Company's cost of goods sold reflects the cost of raw materials, principally copper. These costs, which fluctuate with the markets for such raw material, are generally passed along to the Company's customers. Accordingly, the levels of the Company's net sales and costs of goods sold are affected by the rise and fall of copper prices and other metals, even in the absence of increases or decreases in business activity. The rise and fall of copper prices cause variations in the Company's gross margin (gross profit as a percentage of net sales), but have little direct impact on the Company's levels of gross profit.

VARIABILITY OF WHOLESALE PRODUCT GROSS PROFIT

Gross profit attributable to sales of the Company's wholesale products has fluctuated and may continue to fluctuate substantially from period to period. In 2000, 1999 and 1998, gross profit from sales of these products was $10.5 million, $12.2 million and $6.4 million, respectively. Gross profit derived from the sale of wholesale products is mainly affected by changes in selling prices. Selling prices for these products are affected principally by general economic conditions (especially the rate of housing starts), industry competition and manufacturing capacity, industry production levels and other market factors, all of which are beyond the control of the Company.

IMPACT OF PRODUCT MIX

The Company's products range from higher value-added and higher margin commercial products to commodity-type products such as wholesale tube products and rod and bar products. The Company's overall profitability from period to period is affected by the mix in sales within these categories. The Company has substantial sales in Canada, and its product mix in that market, as compared to the United States market, reflects a much higher percentage of commodity-type products, such as wholesale tube products and rod and bar products.

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

RESULTS OF OPERATIONS

YEAR-ENDED DECEMBER 31, 2000, COMPARED WITH YEAR-ENDED DECEMBER 31, 1999

Consolidated net sales for the year ended December 31, 2000 were $700.2 million, an increase of $54.4 million or 8.4%, from net sales of $645.8 million in 1999. Approximately $35 million of the increase in net sales was attributable to an increase in the price of raw materials, principally copper and to a lesser extent, an increase in the volume of raw materials. The average COMEX copper price for 2000 was $0.84 per pound compared with $0.72 per pound in 1999. Sales also increased as a result of a richer mix of products sold, which included increased fabrication revenues for technical tube and industrial tube and the addition of joining products. Pounds shipped increased by 5.6 million pounds or 1.4% in 2000 to 392.8 million from 387.2 million in 1999.

Pounds of commercial products shipped increased by 13.0 million pounds or 5.8% in 2000 to 237.7 million from 224.7 million in 1999. This increase in shipments was primarily due to increased volumes of technical tube used in the commercial air conditioning industry and industrial tube used in the residential air conditioning industry. Sales of commercial products increased $50.1 million or 11.5% in 2000 to $486.9 million from $436.7 million in 1999. Approximately $25 million of the increase in sales of commercial products was attributable to an increase in the volume and price of raw materials. The remaining increase was attributable to increased fabrication revenues of technical and industrial tube resulting primarily from higher volumes, as well as the addition of joining products, namely brazing alloys, fluxes and solders. Gross profit from commercial products increased by $6.1 million or 10.1% in 2000 to $67.0 million from $60.8 million in 1999, excluding the effect of $10.4 million of non-recurring charges recorded in 1999. The increase in gross profit from commercial products was primarily attributable to the increased volumes of technical and industrial tube as well as the addition of joining products.

Pounds of wholesale products shipped decreased by 19.6 million pounds or 22.4% in 2000 to 67.8 million from 87.5 million in 1999. The Company believes that shipments were negatively impacted by higher interest rates, which have in turn caused a slowdown in the residential construction markets in both the United States and Canada. This adversely affected both demand and pricing for wholesale products. Sales of wholesale products decreased $21.8 million or 18.4% in 2000 to $97.0 million from $118.8 million in 1999. Approximately $8 million of the decrease in sales of wholesale products was attributable to a decrease in the volume, offset by an increase in price of raw materials. Gross profit from wholesale products decreased $4.7 million or 30.7% in 2000 to $10.5 million from $15.2 million in 1999, excluding the effect of $3.0 million of non-recurring charges recorded in 1999.

Pounds of rod, bar and strip products shipped increased by 12.2 million pounds or 16.3% in 2000 to 87.2 million from 75.0 million in 1999, primarily due to shipments of strip products from Wolverine Ratcliffs, Inc., which became a joint entity of the Company in July 1999. Sales of rod, bar and strip products increased $26.1 million or 28.9% in 2000 to $116.3 million from

$90.2 million in 1999. Approximately $18 million of the increase in sales of rod, bar and strip products was attributable to an increase in the volume and price of raw materials. The remaining increase was attributable to the increased fabrication revenues resulting primarily from higher volumes of strip products and to a lesser extent increased selling prices. Gross profit from rod, bar and strip products increased $1.6 million or 30.7% in 2000 to $6.7 million from $5.1 million in 1999, excluding the effect of $1.0 million of non-recurring charges in 1999. This improvement in gross profit was due primarily to increased volumes of strip products and cost reductions in the manufacture of rod and bar products.

Consolidated gross profit increased 26.2% in 2000 to $84.2 million from $66.7 million in 1999. In 1999, non-recurring charges of $14.4 million were recognized in cost of goods sold. These charges primarily consisted of $8.1 million relating to the liquidation of LIFO inventory values resulting from planned inventory reductions, $4.6 million related to obsolete inventory, $0.8 million net book value of idled and obsolete machinery and equipment and $0.9 million of other charges related to the realignment of the Company's manufacturing operations. Excluding the effect of the non-recurring charges, consolidated gross profit increased 3.8% in 2000 to $84.2 million from $81.1 million in 1999. Gross profit in 2000 was negatively impacted by higher energy and transportation costs of $1.9 million and higher employee healthcare costs of $0.8 million. While the Company was able to largely offset these cost increases in 2000 through its cost reduction efforts and capital improvement programs, the Company anticipates that these costs will continue to increase in 2001.

Consolidated selling, general and administrative expenses for the year ended December 31, 2000 increased 11.8% to $34.4 million, compared with $30.8 million in 1999. This increase was primarily the result of approximately $2.0 million of costs due to the addition of Wolverine Ratcliffs, Inc., increased employee compensation expenses relating to performance incentives and relocation costs of approximately $1.3 million and approximately $0.6 million of costs due to the addition of the joining products business in the fourth quarter of 2000.

Income from operations for the year ended December 31, 2000 increased $33.8 million to $49.8 million, compared with $16.0 million in 1999. In 1999, restructuring and other charges of $19.9 million were recognized, as described in the "Restructuring and Other Charges" section below, as well as the previously described $14.4 million of non-recurring charges that were recognized in cost of goods sold. Excluding the effect of the non-recurring and restructuring and other charges recorded in 1999, income from operations decreased 1.1% to $49.8 million in 2000, compared with $50.4 million in 1999.

Consolidated net interest expense was $13.1 million in 2000 as compared to $12.6 million for 1999. This increase was primarily the result of approximately $2.5 million less interest income. Largely offsetting this reduction of interest income was a reduction of $1.0 million of interest expense due to lower average outstanding balances on the Company's revolving credit facilities as well as an increase in capitalized interest of $1.0 million. In 2001, the Company expects average outstanding balances on its revolving credit facilities to increase as compared to 2000, primarily due to its purchase of the joining products business in September 2000.

Amortization and other, net was $34,000 of income in 2000, as compared to expense of $1.9 million in 1999. This change was primarily the result of recording a foreign currency exchange gain of $0.7 million in 2000 versus a foreign currency exchange loss of $1.0 million in 1999. These foreign currency gains and losses are largely attributable to fluctuations in the Canadian to U.S. dollar exchange rate. The exchange rate was 1.50 and 1.44, Canadian dollars to U.S. dollars, at December 31, 2000 and December 31, 1999, respectively. Amortization expense remained approximately the same in 2000 as compared to 1999.

For the year ended December 31, 1999, the Company recognized a tax benefit of $0.3 million resulting from the recognition of non-recurring charges in cost of goods sold and restructuring and other charges. Excluding the effect of the tax benefit and the associated non-recurring and restructuring and other charges recognized in 1999, the effective tax rate would have been 36.1% in 2000 and 35.3% in 1999.

Consolidated net income in 2000 was $23.5 million, or $1.88 per diluted share, compared to a consolidated net loss of $4.0 million, or $0.32 loss per diluted share, in 1999. Excluding the non-recurring charges included in cost of goods sold and restructuring and other charges recognized in 1999 and the cumulative effect of an accounting change recognized in 1999, consolidated net income and diluted earnings per share for 1999 would have $23.2 million and $1.73, respectively, in 1999.

YEAR-ENDED DECEMBER 31, 1999, COMPARED WITH YEAR-ENDED DECEMBER 31, 1998

Consolidated net sales for the year ended December 31, 1999 were $645.8 million, an increase of $28.3 million or 4.6%, from net sales of $617.5 million in 1998. Approximately $10 million of the increase in net sales was attributable to an increase in the volume of raw materials, principally copper, offset partially by a decrease in the price of raw materials. The average COMEX copper price for 1999 was $0.72 per pound compared with $0.75 per pound in 1998. Sales also increased as result of increased fabrication revenues for wholesale, strip products and industrial tube products. Pounds shipped increased by 29.7 million pounds or 8.3% in 1999 to 387.2 million from 357.5 million in 1998.

Pounds of commercial products shipped increased by 5.6 million pounds or 2.5% in 1999 to 224.7 million from 219.1 million in 1998. This increase in shipments was primarily due to increased volumes of industrial tube used in the residential air conditioning industry. The increase in shipments of industrial tube was offset somewhat by reduced shipments of technical tube products. Technical tube shipments decreased over prior period levels as the Company experienced a significant, unexpected decline in demand for these products from major customers resulting from a decreased rate of replacement of large commercial air conditioning units using CFC refrigerants. Sales of commercial products decreased $8.8 million or 2.0% in 1999 to $436.7 million from $445.5 million in 1998. Approximately $7 million of the decrease in sales of commercial products was attributable to a decrease in the price of raw materials. The remaining decrease was attributable to decreased fabrication revenues of technical tube resulting from lower volumes and pricing, offset partially by higher volumes of industrial tube. Gross profit from commercial products decreased by $12.6 million or 17.1% in 1999 to $60.8 million excluding the effect of $10.4 million of non-recurring charges recorded in 1999, from $73.4 million in 1998. The decrease in gross profit was primarily attributable to the decreased volumes of technical tube as well as the slower than anticipated ramp-up of the Jackson, Tennessee facility.

Pounds of wholesale products shipped increased by 6.6 million pounds or 8.1% in 1999 to 87.5 million from 80.9 million in 1998. Sales of wholesale products increased $14.7 million or 14.2% in 1999 to $118.8 million from $104.1 million in 1998. Approximately $3 million of the increase in sales of wholesale products was attributable to a net increase in the volume and price of raw materials. The remaining increase was attributable to the increased fabrication revenues resulting from increased selling prices and to a lesser extent increased volumes. Gross profit from wholesale products increased $8.8 million in 1999 to $15.2 million, excluding the effect of $3.0 million of non-recurring charges recorded in 1999, from $6.4 million in 1998.

Pounds of rod, bar and strip products shipped increased by 17.5 million pounds or 30.5% in 1999 to 75.0 million from 57.4 million in 1998, primarily due to increased shipments of strip products to the Canadian mint during the first half of the year and to shipments of strip products from Wolverine Ratcliffs, Inc., which became a joint entity of the Company in July 1999. Sales of rod, bar and strip products increased $22.3 million or 32.8% in 1999 to $90.2 million from $68.0 million in 1998. Approximately $13 million of the increase in sales of rod, bar and strip products was attributable to a net increase in the volume and price of raw materials. The remaining increase was attributable to the increased fabrication revenues resulting from higher volumes of strip products. Gross profit from rod, bar and strip products increased $2.2 million or 74.3% in 1999 to $5.1 million, excluding the effect of $1.0 million of non-recurring charges recorded in 1999, from $2.9 million in 1998, due primarily to increased volumes of strip products and cost reductions in the manufacture of rod and bar products.

Consolidated gross profit decreased 19.3% in 1999 to $66.7 million from $82.7 million in 1998. In 1999, non-recurring charges of $14.4 million were recognized in cost of goods sold. These charges primarily consisted of $8.1 million relating to the liquidation of LIFO inventory values resulting from planned inventory reductions, $4.6 million related to obsolete inventory, $0.8 million net book value of idled and obsolete machinery and equipment and $0.9 million of other charges related to the realignment of the Company's manufacturing operations. In 1998, non-recurring charges of $2.1 million were recognized in cost of goods sold. These charges consisted of $0.5 million of obsolete inventory and $0.9 million of other costs associated with the closing of the Company's Greenville, Mississippi facility and $0.7 million of costs associated with the discontinuation of casting at the Company's Roxboro, North Carolina facility. Excluding the effect of the non-recurring charges in both years, consolidated gross profit decreased 4.4% in 1999 to $81.1 million from $84.8 million in 1998.

Consolidated selling, general and administrative expenses for the year ended December 31, 1999 increased 17.1% to $30.8 million, compared with $26.3 million in 1998. This increase was primarily the result of approximately $0.5 million of depreciation and maintenance charges resulting from new information systems software, approximately $0.5 million of costs due to the addition of Wolverine Ratcliffs, Inc., an incremental increase in depreciation of approximately $0.9 million primarily on the Company's new research and development center and increased employee compensation expenses relating to performance incentives and relocation costs of approximately $2.3 million.

As a result of decreased gross profit, increased selling, general and administrative expenses, and restructuring and other charges recorded in 1999, as described in "Restructuring and Other Charges" section below, consolidated income from operations decreased by 64.0% to $16.0 million in 1999, from $44.5 million in 1998. Excluding the effect of the non-recurring and restructuring and other charges recorded in both years, income from operations was $50.4 million in 1999 and $58.5 million in 1998.

Consolidated net interest expense was $12.6 million in 1999 as compared to $6.6 million for the full year 1998. This increase was primarily the result of increased interest expense associated with the issuance of the Company's $150 million in principal amount of 7 3/8% Senior Notes due 2008 in August 1998 (the "Senior Notes") and a decrease in interest expense capitalized during the year.

Amortization and other, net was $1.9 million of expense in 1999, as compared to income of $37,000 in 1998. This change was primarily the result of recording a foreign currency exchange loss of $1.0 million in 1999 versus a foreign currency exchange gain of $0.9 million in 1998. These foreign currency gains and losses are largely attributable to fluctuations in the Canadian to U.S. dollar exchange rate. The exchange rate was 1.44 and 1.53, Canadian dollars to U.S. dollars, at December 31, 1999 and December 31, 1998, respectively. Amortization expense remained approximately the same in 1999 as compared to 1998.

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

During the year ended December 31, 1999, the Company recognized a charge for the cumulative effect of a change in accounting principle of $8.0 million pre-tax ($5.8 million after tax). The Company adopted the American Institute of Certified Public Accountants Statement of Position 98-5, Reporting on the Costs of Start-Up Activities (the "Statement"). The implementation of the Statement required the Company to write-off the remaining start-up costs relating primarily to the Company's Roxboro, North Carolina, Jackson, Tennessee and Shanghai, China facilities. See "Start-Up Costs" section below.

Consolidated net loss in 1999 was $4.0 million, or $0.32 loss per diluted share, compared to consolidated net income of $24.6 million or $1.72 per diluted share in 1998. Excluding the non-recurring charges included in cost of goods sold and restructuring and other charges recognized in both years, and the cumulative effect of an accounting change recognized in 1999, consolidated net income and diluted earnings per share for 1999 would have been $23.2 million and $1.73, respectively, compared to $33.5 million and $2.34, respectively, in the prior year period.

RESTRUCTURING AND OTHER CHARGES

1998 RESTRUCTURING AND OTHER CHARGES

In 1998, the Company recognized restructuring and other charges of approximately $11.9 million ($7.5 million after tax). This charge included $7.4 million in expenses related to the closing of the Company's Greenville, Mississippi facility (further described below), of which $5.6 million in expenses related to the write-down of impaired assets resulting primarily from the closing of this facility; $2.3 million in expenses for the write-down of impaired assets related to the discontinuation of casting at the Company's North Carolina facility; $0.4 million of other costs related to the discontinuation of the casting process at the North Carolina facility; $0.9 million in expenses related to the implementation of a salaried workforce reduction program (further described below); and $0.9 million in professional fees and other costs primarily associated with an acquisition that was not completed. See Note 16 to the Notes to Consolidated Financial Statements.

During the third quarter of 1998, the Company implemented plans to close the Greenville, Mississippi fabricated products facility. The closing of this facility was completed in early November 1998, and the approximately 140 employees received severance pay in accordance with the Severance Plan and also received their regular pay for 60 days subsequent to the notice of closure. The Company realized approximately $2.5 million in reduced salary and related expenses in 1999 and 2000 as a result of the closure of this facility. Implementation of the plan to close this facility resulted in an approximate $8.8 million charge, of which $7.4 million was included in restructuring and other charges and $1.4 million was included in cost of goods sold. Primary components of the charge relating to closing the Greenville, Mississippi facility included $5.6 million related to the write down of impaired fixed assets, $1.6 million primarily related to severance costs and $1.5 million primarily related to other asset write downs and operating inefficiencies resulting from the closure of this facility.

During the third quarter of 1998, the Company implemented a work force reduction program of approximately fifty salaried positions from various locations and departments, which was primarily aimed at reducing administrative costs. Each terminated employee's severance pay was, in general, calculated in accordance with the Severance Plan. The Company realized approximately $2.0 million in reduced salary and related expenses in 1999 and 2000 as a result of this workforce reduction. Implementation of the workforce reduction program resulted in an approximate $0.9 million charge that was recognized in the third quarter of 1998. The primary components of the charge relating to the work force reduction program included approximately $0.8 million relating to severance and vacation pay and $0.1 million related to professional fees and miscellaneous expenses resulting from the workforce reductions.

1999 RESTRUCTURING AND OTHER CHARGES

In 1999, the Company recognized restructuring and other charges of $19.9 million ($12.5 million net of tax). This charge included $10.0 million in expenses relating to the announced closing of the Company's Roxboro, North Carolina facility which was completed by June 2000, of which $8.6 million in expenses related to the write-down of impaired assets; $2.8 million in expenses related to the implementation of an indirect workforce reduction program of approximately 100 employees (further described below); $3.6 million in expenses related to impaired assets due to relocating machinery from Roxboro to the Company's other facilities and thereby displacing existing equipment and necessitating changes in production; $1.9 million in expenses related to previously closed facilities, of which $1.8 million related to the write-down of impaired assets; $0.8 million in expense related to the termination of an interest rate swap; and $0.8 million in professional fees and other costs, primarily associated with acquisitions that were not completed. To date, the Company has paid approximately $4.8 million in cash related to the restructuring. The Company believes the accrued restructuring costs of $0.2 million at December 31, 2000 represents its remaining cash obligations. See Note 16 of the Notes to Consolidated Financial Statements.

During the third quarter of 1999, the Company implemented an indirect workforce reduction program of approximately 100 employees. Each terminated employee's severance pay was, in general, calculated in accordance with a Severance Pay Plan (the "Severance Plan"), which provides benefits to all eligible employees who have at least one year of service and who are terminated for reasons other than cause. Severance benefits include payment of all accrued vacation and two weeks' pay at the employee's current base salary plus one week's pay for each full year of continuous service, less applicable taxes and withholding, not to exceed 26 weeks. At the end of the fourth quarter of 1999, the implementation of the indirect workforce reduction program was substantially complete. The Company realized approximately $2.5 million in reduced salary and related expenses in 2000 as a result of this workforce reduction. Implementation of the workforce reduction program resulted in an approximate $2.8 million charge that was recognized in the third quarter of 1999. The primary components of this charge relating to the indirect workforce reduction program included approximately $2.1 million relating to severance and vacation pay and $0.7 million in increased post-retirement medical and life insurance benefits.

As part of the Company's strategic planning, it evaluates the operating performance and results of both its products and manufacturing facilities. Such planning and evaluation may result in the Company recognizing certain reorganization and restructuring charges sometime in 2001 in the range of $3.0 to $4.0 million.

START-UP COSTS

Effective January 1, 1999, the Company adopted Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"), as issued by the the American Institute of Certified Public Accountants, which requires that certain costs related to start-up activities be expensed as incurred. In accordance with the provisions of SOP 98-5, the Company recognized a charge for the cumulative effect of a change in accounting principle of $8.0 million pre-tax ($5.8 million after tax). The implementation of SOP 98-5 required the Company to write-off the remaining deferred start-up costs relating primarily to the Company's Roxboro, North Carolina; Jackson, Tennessee; and Shanghai, China facilities.

Prior to January 1, 1999, the Company capitalized pre-operating costs associated with the start-up of new operations to the extent that such costs (i) could be separately identified and segregated from ordinary period costs; (ii) provide a quantifiable benefit to a future period; and, (iii) were directly attributable to the quantifiable benefit within a relatively short period of time after the costs were incurred. Pre-operating costs were comprised of certain expenditures such as payroll, travel and other costs incurred during the pre-operating period. The pre-operating period was defined as the period prior to the commencement of production of products manufactured for sale to customers. These capitalized costs were generally being amortized on a straight-line basis over a five-year period.

The following table sets forth the activity in capitalized start-up costs for the years ended December 31:

                                                                                 1998         1997
                                                                                ------       ------
                                                                                   (In thousands)

         Capitalized start-up costs at the beginning of the year                $2,162       $2,751
         Jackson, Tennessee start-up costs                                       4,414           --
         Shanghai, China start-up costs                                          2,114           --
         Other start-up costs                                                       --          169
         Amortization expense                                                     (725)        (758)
                                                                                ------       ------
         Capitalized start-up costs at the end of the year                      $7,965       $2,162
                                                                                ======       ======

The effect on operations of capitalizing start-up costs in 1997 and 1998, rather than expensing the costs as incurred as now required under SOP 98-5, was to increase (decrease) pre-tax income for the years ended December 31, 1999, 1998 and 1997 by ($8.0) million, $5.8 million and ($0.6) million, respectively. Had the Company expensed start-up costs as incurred, net income for the years ended December 31, 1999, 1998 and 1997 would have been $1.8 million, $20.2 million and $26.2 million, respectively, as compared to reported net income (loss) for the years ended December 31, 1999, 1998 and 1997 of ($4.0) million, $24.6 million and $25.8 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities is the Company's primary source of liquidity and totaled $36.5 million, $18.9 million and $35.8 million for the years ended December 31, 2000, 1999 and 1998, respectively. The increase in net cash provided by operating activities in 2000 as compared to 1999 was due primarily to an increase in net income, and the change in deferred tax liabilities and refundable income taxes recorded in 2000 versus 1999 and 1998. Income increased $6.8 million, comparing $23.5 million of net income in 2000 versus a ($4.0) million net loss in 1999, and the 1999 non-cash portion of restructuring and other charges of $14.9 million and the 1999 cumulative effect of an accounting change of $5.8 million. The change in deferred tax liabilities was a source of $3.6 million cash in 2000 versus a use of $5.9 million cash in 1999. In 2000, the Company had refundable income taxes of $10.8 million, related primarily to the overpayment of 2000 estimated tax payments and refunds associated with prior year tax returns. In 1999, the Company recorded a $9.5 million income tax receivable, primarily attributable to the overpayment of 1999 estimated tax payments. The ratio of current assets to current liabilities was
3.1 in 2000 and 3.4 in 1999. The current ratio decreased in 2000 over 1999 due primarily to increased accounts payable.

The decrease in net cash provided by operating activities in 1999 as compared to 1998 was primarily due to the decrease in net income, exclusive of the 1999 non-cash portion of restructuring and other charges and the 1999 cumulative effect of an accounting change. The ratio of current assets to current liabilities was 3.4 in 1999 and 4.7 in 1998. The current ratio decreased in 1999 over 1998 due primarily to decreased cash and equivalents resulting from the net reduction of borrowings under the various credit facilities, a decrease in inventories and an increase in short-term borrowing.

The Company has a $200 million Revolving Credit Facility (the "Facility"), which matures on April 30, 2002. The Facility provides for a floating base interest rate that is, at the Company's election, either (a) the higher of the federal funds effective rate plus 0.50% and the prime rate or (b) LIBOR plus a specified margin (determined with reference to the Company's ratio of total debt to EBITDA and the Company's debt rating as determined by the Standard & Poor's and Moody's Rating Services) of 0.25% to 1.00%. Commitment fees on the unused available portion of the Facility range from 0.10% to 0.50%. As of December 31, 2000, the Company had approximately $85 million in outstanding borrowings and obligations under the Facility and approximately $115 million in additional borrowing availability thereunder. As of December 31, 1999, the Company had approximately $34 million in outstanding borrowings and obligations under the Facility and approximately $166 million in additional borrowing availability thereunder. The amount of outstanding borrowings under the Facility increased in 2000 as compared to 1999, primarily as a result of the acquisition of the joining products business of Engelhard Corporation in September of 2000 for approximately $41.8 million. The Company intends to refinance the Facility with a similar type facility prior to April 30, 2002. There are other credit facilities available to the Company. See Note 6 of the Notes to Consolidated Financial Statements.

Capital expenditures were $35.5 million in 2000, $24.1 million in 1999 and $34.7 million in 1998. The Company currently expects to spend approximately $35 to $40 million in 2001 under its capital improvement program. The Company's 2001 capital improvement program includes asset replacement, environmental compliance and asset improvement items, as well as plans to build a facility in Portugal. See "Subsequent Events" below.

Over the period from 1998 to 2000, the Company purchased 2,179,900 shares of the Company's outstanding common stock in the open market for a total of $39.5 million. The impact on diluted earnings per share of purchasing the shares, assuming the weighted average borrowing rate under the Facility and the effective U.S. tax rate of each respective year, is a favorable impact of $0.18 and $0.04 per share for 2000 and 1998, respectively. In 1999, the Company's loss per diluted common share was an additional $0.13 per share unfavorable. Under the stock repurchase program approved by the Board of Directors on April 6, 2000 and extended on February 23, 2001, the Company is authorized to purchase an additional 820,100 shares of the Company's stock through the period ending March 31, 2002.

The Company believes that it will be able to satisfy its existing working capital needs, interest obligations, stock repurchases and capital expenditure requirements with cash flow from operations and funds available under the Facility.

SENIOR NOTES DUE 2008

In August 1998, the Company issued $150 million in principal amount of the Senior Notes. The Senior Notes were issued pursuant to an Indenture, dated as of August 4, 1998, between the Company and First Union National Bank, as Trustee. The net proceeds from the sale of the Senior Notes were applied to reduce borrowings by approximately $58 million under the Facility. Of the remaining net proceeds, the Company used the remainder for capital expenditures, working capital and other general corporate purposes. The Senior Notes (i) have interest payment dates on February 1 and August 1 of each year, which commenced February 1,

1999; (ii) are redeemable at the option of the Company at a redemption price equal to the greater of (a) 100% of the principal amount of the Senior Notes to be redeemed, or (b) the sum of the present value of the remaining scheduled payments of principal and interest thereon from the redemption date to the maturity date, discounted to the redemption date on a semiannual basis at the Treasury Rate plus 25 basis points, plus, in each case, accrued interest thereon to the date of redemption; (iii) are senior unsecured obligations of the Company and are pari passu in right of payment with any existing and future senior unsecured indebtedness of the Company, including borrowings under the Facility;
(iv) are guaranteed by certain of the Company's subsidiaries; and (v) are subject to the terms of the Indenture, which contains certain covenants that limit the Company's ability to incur indebtedness secured by certain liens and to engage in sale/leaseback transactions.

MARKET RISKS

The Company is exposed to various market risks, including changes in interest rates, commodity prices and foreign currency rates. Market risk is the potential loss arising from adverse changes in market rates and prices. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. In the ordinary course of business, the Company enters into various types of transactions involving financial instruments to manage and reduce the impact of changes in interest rates, commodity prices and foreign exchange rates.

INTEREST RATE RISK

The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company's total long-term debt at December 31, 2000 was $130.4 million versus $131.6 million at December 31, 1999. A 1% increase from prevailing interest rates would result in a decrease in fair value of total long-term debt by approximately $7.0 million at December 31, 2000 and $7.7 million at December 31, 1999. Conversely, interest rate changes generally do not affect the fair market value of variable rate debt but will impact future earnings and cash flows assuming all other factors are held constant. The annual pretax earnings and cash flow impact resulting from a one percentage point increase in interest rates, assuming the amount of outstanding debt and the interest rates in effect at December 31, 2000 and December 31, 1999 would be approximately $0.9 million and $0.4 million, respectively.

COMMODITY PRICE RISK

In connection with the purchase of certain raw materials, principally copper, on behalf of certain customers for future manufacturing requirements, the Company has entered into commodity forward contracts as deemed appropriate for these customers to reduce the Company's risk of future price increases. At December 31, 2000, the Company had entered into contracts hedging certain future commodity purchases through December 2001 of $32.7 million. At December 31, 1999, the Company had entered into contracts hedging certain commodity purchases through May 2001 of $32.6 million. The estimated fair value of these outstanding contracts was approximately $31.8 million at December 31, 2000 and $38.3 million at December 31, 1999. The effect of a 10% adverse change in commodity prices would change the estimated fair value of these outstanding contracts to $28.6 million and $34.5 million at December 31, 2000 and December 31, 1999, respectively.

In connection with the purchase of natural gas, the Company has entered into commodity futures and options to buy and sell natural gas for the period of January 2001 through March 2001. These contracts are accounted for as hedges and, accordingly, realized gains and losses are recognized in cost of goods sold upon settlement. At December 31, 2000, the Company had an open position of $0.3 million and an unrealized gain of $0.2 million associated with these futures and options, based on future prices at December 31, 2000.

FOREIGN CURRENCY RISK

Certain of the Company's operations use foreign exchange forwards to hedge fixed purchase and sales commitments denominated in a foreign currency. The Company's foreign currency exposures relate primarily to nonfunctional currency assets and liabilities denominated in French and German currencies, including the Euro.

The Company does not enter forward exchange contracts for trading purposes. Realized gains and losses on the contracts are included in other income and expense. The Company mitigates the risk that counter parties to these over-the-counter agreements will fail to perform by only entering into agreements with major international financial institutions.

At December 31, 2000, the Company had forward exchange contracts outstanding to purchase foreign currency with a notional value of $3.2 million and to sell foreign currency with a notional value of $1.9 million. In 2000, the Company had an unrealized loss of $16,800 associated with these forward contracts. The potential loss in fair value for these forward contracts from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $0.5 million.

At December 31, 1999, the Company was not a party to any material contract relating to foreign currency forward agreements.

ENVIRONMENTAL

The Company's facilities and operations are subject to extensive environmental laws and regulations. During the year ended December 31, 2000, the Company spent approximately $0.4 million on environmental matters, which include remediation costs, monitoring costs and legal and other costs. The Company has a reserve of $2.2 million for environmental remediation costs which is reflected in the Company's Consolidated Balance Sheet. The Company has approved and intends to spend $1.7 million for capital expenditures relating to environmental matters during 2001. Based upon information currently available, the Company believes that the costs of the environmental matters described below are not reasonably likely to have a material adverse effect on the Company's business, financial condition or results of operations.

OKLAHOMA CITY, OKLAHOMA

The Company is one of a number of Potentially Responsible Parties ("PRPs") named by the United States Environmental Protection Agency (the "EPA") with respect to the soil and groundwater contamination at the Double Eagle Refinery Superfund site in Oklahoma City, Oklahoma. The costs associated with the cleanup of this site will be entirely borne by the PRPs, as the site owner has filed for bankruptcy protection. In March 1993, twenty-three PRPs named with respect to the soil contamination of the site, including the Company, submitted a settlement offer to the EPA. Settlement negotiations between the PRPs and the EPA are continuing, and a settlement and consent order is currently being contemplated among the PRPs, the EPA, the Department of Justice and the State of Oklahoma which would provide for each PRP's liability to be limited to a prorata share of an aggregate amount based on the EPA's worst-case cost scenario to remediate the site. Under the current proposal the Company's settlement amount is estimated to be $0.4 million.

DECATUR, ALABAMA

In 1999, the Company negotiated a new Consent Order under Section 3008(h) of the Resource Conservation and Recovery Act (the "Order"). The Order incorporated the Corrective Measures Study ("CMS") submitted to the EPA regarding a waste burial site at the Decatur, Alabama facility. The Order also included an upgrade to an existing chrome groundwater remediation system. The CMS proposes current monitoring and site maintenance. The remaining monitoring, legal, and other costs related to the ground water remediation project are estimated to be $0.8 million. The cost to the Company to comply with the CMS, as currently approved, is not expected to have an adverse effect on the Company's business, financial condition or results of operations.

In July of 2000, the Company notified the Alabama Department of Environmental Management of low levels of certain volatile organic compounds and petroleum hydrocarbons detected in the groundwater at the Decatur, Alabama facility during the expansion of the facility. The Company expects to further define the extent of any contamination and execute any necessary remedies once construction in the area is completed.

ARDMORE, TENNESSEE

On December 28, 1995, the Company entered into a Consent Order and Agreement with the Tennessee Division of Superfund (the "Tennessee Division"), relating to the Ardmore, Tennessee facility (the "Ardmore facility"), under which the Company agreed to conduct a preliminary investigation regarding whether volatile organic compounds detected in and near the municipal drinking water supply are related to the Ardmore facility and, if necessary, to undertake an appropriate response. That investigation has disclosed contamination, including elevated concentrations of certain volatile organic compounds, in soils of certain areas of the Ardmore facility and also has disclosed elevated levels of certain volatile organic compounds in the shallow residuum groundwater zone at the Ardmore facility. Under the terms of the Consent Order and Agreement, the Company submitted a Remedial Investigation and Feasibility Study ("RI/FS") work plan, which was accepted by the Tennessee Division, and the Company has initiated the RI/FS. The Tennessee Division approved the Groundwater Assessment Plan (as a supplement to the RI/FS) and additional groundwater sampling to determine the lateral and vertical extent of possible contamination began in July 2000. The data from the groundwater assessment, the subsequent risk assessment and a preliminary review of remedial alternatives will complete the RI/FS portion of the project. It is anticipated that the RI/FS will be submitted to the Tennessee Division in 2001. A Corrective Measures Study will follow the RI/FS and will recommend any required remediation. Based on recent testing efforts at the facility and the available information, the Company preliminarily estimates a range of between $0.7 million and $1.8 million to complete the investigation and develop the remediation plans for this site.

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

GREENVILLE, MISSISSIPPI

Following the Company's acquisition of its Greenville, Mississippi facility (the "Greenville facility"), a preliminary investigation disclosed certain volatile organic compounds in soil and groundwater at the site. The Company entered into a consent agreement with the Mississippi Department of Environmental Quality ("MDEQ") on July 15, 1997. Remediation efforts began in the third quarter of 1997 and were expected to take approximately three years. The Company recently submitted a report of remediation activities and requested that the MDEQ allow it to cease active remediation and begin post-closure monitoring. However, there can be no assurance that remediation efforts will be allowed to be permanently discontinued, and operations, maintenance and other expenses of the remediation system may continue for a longer period of time. Through October 3, 1998, applicable costs of testing and remediation required at the Greenville facility had been shared with the former owners of the facility pursuant to the terms of an Escrow Agreement established at the time the facility was acquired. Subsequent to October 3, 1998, the Company released the former owners of the facility from liability related to the remediation of the Greenville facility following the receipt of a $145,000 settlement payment. The Company estimates the remaining investigative and remedial costs could total $0.1 million under the remediation plan the Company adopted, but these costs could increase if additional remediation is required.

The Company has previously entered into the Mississippi Brownfield Program for industrial site redevelopment. The Company has delineated the Brownfield site, prepared and submitted a Brownfields Contingency Monitoring Plan, and is implementing passive remediation at the site. The Company anticipates long-term monitoring of the site to continue until the concentration of contaminants reach the MDEQ target goals.

JACKSON, TENNESSEE

During the Company's acquisition of its Jackson, Tennessee facility (the "Jackson facility"), the Company became aware of a pre-existing Environmental Site Assessment which identified volatile organic contamination in the soil and/or groundwater at the facility; however, the extent of any such contamination was not fully determined. Further, the Tennessee Department of Environment and Conservation ("TDEC") had issued an order that identified a prior owner of the property as having caused or allowed the release of contaminants at the site and required the prior owner to conduct an investigation of the contamination. The prior owner has proceeded pursuant to the order and is continuing to do so. Using information available at the time, the Company estimated that remediation of the identified contamination, if required, could cost up to $750,000. Discussions with the TDEC, however, indicate that the TDEC intends to require the prior owner to continue to monitor conditions at the site and that remediation of the site is not expected to be necessary. Based on these discussions, a review of the ongoing investigation, and an awareness of the indemnity provisions included in the agreement by which the Company acquired the Jackson facility, the Company does not believe that significant expenditures by the Company for remediation of the site will be required. Therefore, the Company has reduced the previous accrued reserve to zero at December 31, 2000.

ALTOONA, PENNSYLVANIA

With respect to the Altoona, Pennsylvania facility, the Company has entered into the State of Pennsylvania Department of Environmental Protection Act II Program (the "Program"). The Program was entered to address issues of contamination from closed hazardous waste lagoons and oil contamination of soil at such facility. The hazardous waste lagoons were closed in 1982. The Program is a voluntary site remediation program, which allows the Company to direct the site evaluation and any eventual remediation. Preliminary costs are estimated at $0.2 million to complete the investigation phase of the Program. Once the investigation phase is completed, a decision on remediation (if any) will be made. Insufficient information exists at this point to estimate any remediation costs or if remediation will be required. It is the Company's position that the previous owner indemnified the Company for any liability in the matter. The Company is pursuing this indemnification with Millennium Chemicals (formerly National Distillers) and thus no liability has been recorded at December 31, 2000.

OTHER

The Company has been named as a party in a Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") lawsuit by Southdown Environmental Services ("Southdown") and Allworth, Inc. ("Allworth"). The Company is named with approximately 200 other companies (collectively, with the Company, the "Group") in the suit. The Company, along with the other members of the Group, contracted with Allworth, and subsequently Southdown, for treatment, storage and disposal of hazardous wastes between 1978 and 1995. The suit seeks compensation from the Group for costs related to environmental cleanup incurred by Southdown, and potentially Allworth, at the site in Birmingham, Alabama. The site is presently owned by Philips Services Corporation ("Philips"). To date, the Company has only incurred legal fees associated with this matter. Negotiations have been ongoing, unsuccessfully, between Philips, Southdown and Allworth to reach a settlement. The Company's potential share of liability, if any, is unknown at this point. Summary judgement was granted in favor of the Company and the lawsuit against the Company was dismissed. Allworth has subsequently filed an appeal of the dismissal.

SUBSEQUENT EVENTS

In March 2001, the Company announced its plan to build a 33,000 square foot technical tube facility in Esposende, Portugal. The Company expects to invest approximately $9 million in the facility, which will initially have the capacity to produce five to six million pounds per year and will employ approximately 60 people. The Company expects to begin production in the fourth quarter of 2001 for customer qualification and commence commercial production for sale to customers in the first quarter of 2002.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 1, Recent Accounting Pronouncements, of the Notes to Consolidated Financial Statements.

ITEM 7A      QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is contained in "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM 8       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                            Page
                                                                                                            ----
Consolidated Statements of Operations--For the years ended December 31,
         2000, 1999 and 1998.                                                                                F-1

Consolidated Balance Sheets--December 31, 2000 and 1999.                                                     F-2

Consolidated Statements of Stockholders' Equity--For the years ended
         December 31, 2000, 1999 and 1998.                                                                   F-3

Consolidated Statements of Cash Flows--For the years ended December 31,
         2000, 1999 and 1998.                                                                                F-4

Notes to Consolidated Financial Statements.                                                                  F-5

Report of Ernst & Young LLP, Independent Auditors.                                                          F-29

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

                                    PART III

ITEM 10                 DIRECTORS AND EXECUTIVE OFFICERS
                                OF THE REGISTRANT

The information required by this item with respect to directors is incorporated by reference from the information under the caption "Election of Directors" contained in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders. The required information concerning executive officers of the Company is contained in Part I of this report.

ITEM 11                      EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information under the caption "Executive Compensation" in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders.

ITEM 12                   SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the information under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders.

ITEM 13                     CERTAIN RELATIONSHIPS AND
                              RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the information contained under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14              EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                             AND REPORTS ON FORM 8-K

(a)      Index to exhibits, financial statements and schedules.

         (1) The following consolidated financial statements for the Company and Report of Independent Auditors are included beginning on page F-1 hereof:

                  Consolidated Statements of Operations--For the years ended
                           December 31, 2000, 1999 and 1998.

                  Consolidated Balance Sheets--December 31, 2000 and 1999.

                  Consolidated Statements of Stockholders' Equity--For the years ended December 31, 2000, 1999 and 1998.

                  Consolidated Statements of Cash Flows--For the years ended
                           December 31, 2000, 1999 and 1998.

                  Notes to Consolidated Financial Statements.

                  Report of Ernst & Young LLP, Independent Auditors.

         (2) The following consolidated financial statement schedule of the Company is included on page S-1 hereof:

                  SCHEDULE II       Valuation and Qualifying Accounts

         (3)      Exhibits required by Item 601 of Regulation S-K:

                  The following exhibits are included in this Form 10-K:

                  Exhibit No.     Description
                  -----------     -----------
                  3.1             Restated Certificate of Incorporation as
                                  amended through May 1, 1998 (incorporated by
                                  reference to Exhibit 3.1 to Wolverine Tube,
                                  Inc.'s Quarterly Report on Form 10-Q for the
                                  period ended July 4, 1998).

                  3.2             By-laws of the Company, as amended
                                  (incorporated by reference to Exhibit 3.2 to Wolverine Tube, Inc.'s Quarterly Report on
                                  Form 10-Q for the period ended September 27,
                                  1997).

                  4.1             Rights Agreement, dated as of February 13,
                                  1996, between the Company and Society
                                  National Bank, as Rights Agent (incorporated by reference to Exhibit 4.1 to Wolverine
                                  Tube, Inc.'s Registration Statement on Form
                                  8-A, filed on February 22, 1996).

                  4.2             Indenture, dated as of August 4, 1998,
                                  between the Company and First Union National
                                  Bank as Trustee (incorporated by reference to exhibit 4.2 to Wolverine Tube, Inc.'s
                                  Quarterly Report on Form 10-Q for the period ended July 4, 1998).

                 10.1 Credit agreement, dated as of April 30, 1997, among the Company, the lenders named therein, Credit Suisse First Boston as Administrative
                                  Agent and Mellon Bank, N.A., as Documentary
                                  Agent (incorporated by reference to Exhibit
                                  10.1 to Wolverine Tube, Inc.'s Quarterly
                                  Report on Form 10-Q for the period ended
                                  March 29, 1997).

                 10.2             First Amendment and Limited Waiver to Credit
                                  Agreement, dated as of June 26, 1998, by and among the Company, Wolverine Tube (Canada),
                                  Inc., and the lenders named therein
                                  (incorporated by reference to Exhibit 10.2 to Wolverine Tube, Inc.'s Quarterly Report on
                                  Form 10-Q for the period ended July 4, 1998).

                 10.3             Second Amendment to Credit Agreement
                                  (incorporated by reference to Exhibit 10.3 to Wolverine Tube, Inc.'s Annual Report on Form
                                  10-K for the period ended December 31, 1998).

                 10.4             Third Amendment and Limited Waiver to Credit
                                  Agreement dated June 30, 1999, by and between the Company, Wolverine Tube (Canada) Inc. and the lenders named therein (incorporated by reference to Exhibit 10.4 to Wolverine Tube
                                  Inc.'s Quarterly Report on Form 10-Q for the period ended July 3, 1999).

                 10.5             Fourth Amendment to Credit Agreement dated
                                  May 31, 2000 by and between the Company, Wolverine Tube (Canada) Inc. and the lenders named therein (incorporated by reference to Exhibit 10.5 to Wolverine Tube, Inc.'s
                                  Quarterly Report on Form 10-Q for the period ended July 2, 2000).

                 10.6             The Company's 1991 Stock Option Plan
                                  (incorporated by reference to Exhibit 10.6 to Wolverine Tube, Inc.'s Registration Statement on Form S-1 (File No. 33-65148)).

                  10.7 Form of Non-Qualified Stock Option Agreement under the Company's 1991 Stock Option Plan
                                  (incorporated by reference to Exhibit 10.7 to Wolverine Tube, Inc.'s Registration Statement on Form S-1 (File No. 33-65148)).

                  10.8            The Company's 1993 Equity Incentive Plan
                                  (incorporated by reference to Exhibit 10.8 to Wolverine Tube, Inc.'s Registration Statement on Form S-1 (File No. 33-65148)).

                  10.9            The Company's 1993 Stock Option Plan for
                                  Outside Directors (incorporated by reference to Exhibit 10.9 to Wolverine Tube, Inc.'s
                                  Registration Statement on Form S-1 (File No.
                                  33-65148)).

                  10.10 Form of Non-Qualified Stock Option Agreement under the Company's 1993 Equity Incentive
                                  Plan (incorporated by reference to Exhibit
                                  10.10 to Wolverine Tube, Inc.'s Quarterly
                                  Report on Form 10-Q for the period ended
                                  July 2, 1994).

                  10.11* Form of Indemnity Agreement (incorporated by reference to Exhibit 10.11 to Wolverine Tube,
                                  Inc.'s Annual Report on Form 10-K for the period ended December 31, 1994).

                  10.12*          Supplemental Executive Retirement Plan
                                  (incorporated by reference to Exhibit 10.12 to Wolverine Tube, Inc.'s Annual Report on
                                  Form 10-K for the period ended December 31,
                                  1994).

                  10.13*          Agreement for Supplemental Executive
                                  Retirement Benefits (incorporated by
                                  reference to Exhibit 10.13 to Wolverine Tube,
                                  Inc.'s Quarterly Report on Form 10-Q for the period ended July 3, 1999).

                  10.14*          First Amendment to Agreement for Supplemental
                                  Executive Retirement Benefits (incorporated by reference to Exhibit 10.14 to Wolverine
                                  Tube, Inc.'s Annual Report on Form 10-K for the period ended December 31, 1999).

                  10.15* Long Term Incentive Plan (incorporated by reference to Exhibit 10.15 to Wolverine Tube,
                                  Inc.'s Quarterly Report on Form 10-Q for the period ended April 3, 1999).

                  10.16* Non-Qualified Option Agreement No. 2 between the Company and Dennis Horowitz (incorporated by reference to Exhibit 10.16 to Wolverine
                                  Tube, Inc.'s Annual Report on Form 10-K for the period ended December 31, 1998).

                  10.17*          Form of Change in Control, Severance and
                                  Non-Competition Agreement for Executive
                                  Officers (incorporated by reference to
                                  Exhibit 10.17 to Wolverine Tube, Inc.'s
                                  Annual Report on Form 10-K for the period ended December 31, 1998).

                  10.18*          Annual Performance Incentive Plan
                                  (incorporated by reference to Exhibit 10.18 to Wolverine Tube, Inc.'s Quarterly Report on
                                  Form 10-Q for the period ended April 3,
                                  1999).

                  10.19*          Form of Amended and Restated Change in
                                  Control, Severance and Non-Competition
                                  Agreement for Executive Officers
                                  (incorporated by reference to Exhibit 10.19 to Wolverine Tube, Inc.'s Quarterly Report on
                                  Form 10-Q for the period ended April 3,
                                  1999).

                  10.20*          Amendment to Amended and Restated Change in
                                  Control, Severance and Non-Competition
                                  Agreement for Executive Officers
                                  (incorporated by reference to Exhibit 10.20 to Wolverine Tube, Inc.'s Annual Report on
                                  Form 10-K for the period ended December 31,
                                  1999).

                  21              List of Subsidiaries

                  23              Consent of Ernst & Young LLP, Independent
                                  Auditors


                  * Identifies each exhibit that is a "management contract or compensatory plan or arrangement" required to be included as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.

(b)      Reports on Form 8-K.

         A current report on Form 8-K was filed on October 5, 2000 related to the acquisition of the joining products business from Engelhard Corporation.

         A current report on Form 8-K was filed on November 2, 2000 related to the reporting of earnings for the third quarter of 2000.

         A current report on Form 8-K was filed on February 5, 2001 related to additional information provided in connection with comments received from the Securities and Exchange Commission's review of the Company's Form 10-K for the year ended December 31, 1999.

         A current report on Form 8-K was filed on March 2, 2001 related to the reporting of earnings for the fourth quarter of 2000 and the Company's plans to build a facility in Portugal.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Huntsville, State of Alabama, on the 30th day of March, 2001.


WOLVERINE TUBE, INC.



By:  /s/ James E. Deason
   -----------------------------------
Name:    James E. Deason
Title:   Executive Vice President, Chief Financial Officer,
         Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE                                        TITLE                                       DATE
- -------------------------------------------------------------------------------------------------------------------
By: /s/ Dennis J. Horowitz                       Chairman, President, Chief                  March 30, 2001
   -----------------------------------           Executive Officer and Director
    Dennis J. Horowitz                           (Principal Executive Officer)


By: /s/ James E. Deason                          Executive Vice President, Chief             March 30, 2001
   -----------------------------------           Financial Officer, Secretary and
   James E. Deason                               Director (Principal Financial Officer
                                                 and Principal Accounting Officer)


By: /s/ Jan K. Ver Hagen                         Director                                    March 30, 2001
   -----------------------------------
   Jan K. Ver Hagen


By: /s/ W. Barnes Hauptfuhrer                    Director                                    March 30, 2001
   -----------------------------------
   W. Barnes Hauptfuhrer


By: /s/ Thomas P. Evans                          Director                                    March 30, 2001
   -----------------------------------
   Thomas P. Evans


By: /s/ John L. Duncan                           Director                                    March 30, 2001
   -----------------------------------
   John L. Duncan


By: /s/ Charles E. Thompson                      Director                                    March 30, 2001
   -----------------------------------
   Charles E. Thompson


By: /s/ Chris A. Davis                           Director                                    March 30, 2001
   -----------------------------------
   Chris A. Davis


By: /s/ Gail O. Neuman                           Director                                    March 30, 2001
   -----------------------------------
   Gail O. Neuman

WOLVERINE TUBE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  Year ended December 31,
                                                                         2000               1999               1998
- ------------------------------------------------------------------------------------------------------------------------
  (In thousands except per share amounts)
  Net sales                                                            $700,176           $645,774          $617,512
  Cost of goods sold                                                    615,948            579,030           534,799
- ------------------------------------------------------------------------------------------------------------------------
  Gross profit                                                           84,228             66,744            82,713
  Selling, general and administrative expenses                           34,411             30,777            26,328
  Restructuring and other charges                                            --             19,938            11,867
- ------------------------------------------------------------------------------------------------------------------------
  Income from operations                                                 49,817             16,029            44,518
  Other (income) expenses:
      Interest expense, net                                              13,098             12,608             6,566
      Amortization and other, net                                           (34)             1,941               (37)
- ------------------------------------------------------------------------------------------------------------------------
  Income before income taxes and
       cumulative effect of accounting change                            36,753              1,480            37,989
  Income tax provision (benefit)                                         13,278               (289)           13,352
- ------------------------------------------------------------------------------------------------------------------------
  Income before cumulative effect of accounting change                   23,475              1,769            24,637
  Cumulative effect of accounting change,
       net of income tax benefit of $2,211                                   --             (5,754)               --
- ------------------------------------------------------------------------------------------------------------------------
  Net income (loss)                                                      23,475             (3,985)           24,637
  Less preferred stock dividends                                           (280)              (280)             (280)
- ------------------------------------------------------------------------------------------------------------------------
  Net income (loss) applicable to common shares                        $ 23,195            $(4,265)         $ 24,357
========================================================================================================================
  Earnings per common share--basic:
  Income before cumulative effect of accounting change                    $1.91           $   0.11          $   1.74
  Cumulative effect of accounting change                                     --              (0.44)               --
- ------------------------------------------------------------------------------------------------------------------------
  Net income (loss) per common share--basic                            $   1.91           $  (0.33)         $   1.74
========================================================================================================================
  Basic weighted average number of common shares                         12,153             13,106            14,025
========================================================================================================================
  Earnings per common share--diluted:
  Income before cumulative effect of accounting change                 $   1.88           $   0.11          $   1.72
  Cumulative effect of accounting change                                     --              (0.43)               --
- ------------------------------------------------------------------------------------------------------------------------
  Net income (loss) per common share--diluted                          $   1.88           $  (0.32)         $   1.72
========================================================================================================================
  Diluted weighted average number of common and common
       equivalent shares                                                 12,344             13,243            14,186
========================================================================================================================

See accompanying notes.

WOLVERINE TUBE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                                December 31,
                                                                                          2000               1999
- ------------------------------------------------------------------------------------------------------------------------
  (In thousands except share and per share amounts)
  ASSETS
  Current assets
       Cash and equivalents                                                             $ 23,458           $ 26,894
       Accounts receivable, net                                                          105,025             84,440
       Inventories                                                                       108,164             95,368
       Refundable income taxes                                                            10,769              9,511
       Prepaid expenses and other                                                          2,591              1,415
- ------------------------------------------------------------------------------------------------------------------------
  Total current assets                                                                   250,007            217,628

  Property, plant and equipment, net                                                     215,491            190,774
  Deferred charges and intangible assets, net                                            111,723             91,772
  Assets held for resale                                                                   5,381                 --
  Prepaid pensions                                                                         7,753              6,515
- ------------------------------------------------------------------------------------------------------------------------
  Total assets                                                                          $590,355           $506,689
========================================================================================================================
  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
       Accounts payable                                                                 $ 51,904           $ 35,464
       Accrued liabilities                                                                18,229             14,772
       Deferred income taxes                                                               1,493                 --
       Short-term borrowings                                                              10,057             12,948
- ------------------------------------------------------------------------------------------------------------------------
  Total current liabilities                                                               81,683             63,184

  Deferred income taxes                                                                   21,190             19,225
  Long-term debt                                                                         231,163            180,718
  Postretirement benefit obligation                                                       17,272             16,953
  Accrued environmental remediation                                                        2,165              2,590
- ------------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                                      353,473            282,670

  Commitments and contingencies

  Minority interest                                                                        2,508              2,381

  Redeemable cumulative preferred stock, par value $1 per share; 20,000
       shares issued and outstanding at December 31, 2000 and 1999                         2,000              2,000

  Stockholders' equity
      Cumulative preferred stock, par value $1 per share; 500,000 shares
          authorized                                                                          --                 --
      Common stock, par value $0.01 per share; 40,000,000 shares authorized, 14,214,318 and 14,196,289 shares issued as of
          December 31, 2000 and 1999, respectively                                           142                142
      Additional paid-in capital                                                         103,589            102,654
      Retained earnings                                                                  183,048            159,853
      Unearned compensation                                                                 (613)              (309)
      Accumulated other comprehensive loss                                               (14,320)           (10,688)
      Treasury stock, at cost (2,179,900 and 1,642,300 shares as of
          December 31, 2000 and 1999, respectively)                                      (39,472)           (32,014)
- ------------------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                             232,374            219,638
- ------------------------------------------------------------------------------------------------------------------------
  Total liabilities, minority interest, redeemable cumulative preferred
       stock and stockholders' equity                                                   $590,355           $506,689
========================================================================================================================

See accompanying notes.

WOLVERINE TUBE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                    Accumu-
                                                                                                  lated Other
                                 Redeemable                                                         Compre-                Total
                            Cumulative Preferred                   Additional            Unearned   hensive                Stock-
                                    Stock           Common Stock     Paid-In   Retained   Compen-    Income    Treasury   holders'
                               Shares   Amount   Shares     Amount   Capital   Earnings   sation     (Loss)      Stock     Equity
- -----------------------------------------------------------------------------------------------------------------------------------
(In thousands except number of shares)
Balance at December 31,
    1997                       20,000   $2,000  14,069,064    $141   $100,064  $143,073      $  --  $(10,515)   $     --  $232,763

Postretirement benefit obli-
    gation adjustment (Note 8)     --       --          --      --         --    (3,312)        --        --          --    (3,312)
- -----------------------------------------------------------------------------------------------------------------------------------
Restated balance at
    December 31, 1997          20,000    2,000  14,069,064     141    100,064   139,761         --   (10,515)         --   229,451

Comprehensive income:
    Net income                     --       --          --      --         --    24,637         --        --          --    24,637
    Translation
       adjustments                 --       --          --      --         --        --         --    (4,979)         --    (4,979)
                                                                                                                          --------
     Comprehensive
       income                                                                                                               19,658
                                                                                                                          --------
Common stock issued                --       --      77,996      --      1,177        --         --        --          --     1,177
Tax benefit from stock
    options exercised              --       --          --      --        273        --         --        --          --       273
Preferred stock
    dividends                      --       --          --      --         --      (280)        --        --          --      (280)
Purchase of treasury
    stock                          --       --          --      --         --        --         --        --     (16,628)  (16,628)
- ----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31,
    1998                       20,000    2,000  14,147,060     141    101,514   164,118         --   (15,494)    (16,628)  233,651

Comprehensive income:
     Net loss                      --       --          --      --         --    (3,985)        --        --          --    (3,985)
     Translation
       adjustments                 --       --          --      --         --        --         --     4,806          --     4,806
                                                                                                                          --------
     Comprehensive
       income                                                                                                                  821
                                                                                                                          --------
Common stock issued                --       --      49,229       1        283        --         --        --          --       284
Tax benefit from stock
    options exercised              --       --          --      --        308        --         --        --          --       308
Preferred stock
    dividends                      --       --          --      --         --      (280)        --        --          --      (280)
Issuance of restricted
    stock award and
    amortization of
    unearned compensation          --       --          --      --        549        --       (309)       --          --       240
Purchase of treasury
    stock                          --       --          --      --         --        --         --        --     (15,386)  (15,386)
- ----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31,
    1999                       20,000    2,000  14,196,289     142    102,654   159,853       (309)  (10,688)    (32,014)  219,638

Comprehensive income:
     Net income                    --       --          --      --         --    23,475         --        --          --    23,475
     Translation
       adjustments                 --       --          --      --         --        --         --    (3,632)         --    (3,632)
                                                                                                                          --------
     Comprehensive
       income                                                                                                               19,843
                                                                                                                          --------
Common stock issued                --       --      18,029      --         58        --         --        --          --        58
Tax benefit from stock
    options exercised              --       --          --      --          3        --         --        --          --         3
Preferred stock
    dividends                      --       --          --      --         --      (280)        --        --          --      (280)
Issuance of restricted
    stock award and
    amortization of
    unearned compensation          --       --          --      --        874        --       (304)       --          --       570
Purchase of treasury
    stock                          --       --          --      --         --        --         --        --      (7,458)   (7,458)
- ----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31,
    2000                       20,000   $2,000  14,214,318    $142   $103,589  $183,048      $(613) $(14,320)   $(39,472) $232,374
==================================================================================================================================

See accompanying notes.

WOLVERINE TUBE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Year ended December 31,
                                                                           2000           1999            1998
- -------------------------------------------------------------------------------------------------------------------
  (In thousands)

  OPERATING ACTIVITIES
  Net income (loss)                                                      $ 23,475       $ (3,985)       $ 24,637
  Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
      Depreciation                                                         14,842         13,600          14,635
      Amortization                                                          3,090          2,848           2,685
      Deferred income taxes                                                 3,627         (5,948)         (1,375)
      Non-cash portion of restructuring and other charges                      --         14,920           8,174
      Loss on sale of equipment                                                --          1,024              88
      Cumulative effect of accounting change                                   --          5,754              --
      Changes in operating assets and liabilities:
         Accounts receivable, net                                         (14,674)        (7,456)          3,946
         Inventories                                                      (11,043)        14,522         (20,989)
         Refundable income taxes                                           (1,035)        (8,672)             --
         Prepaid expenses and other                                         1,343            732          (2,125)
         Accounts payable                                                  18,167        (11,073)           (460)
         Accrued liabilities, including pension,
             postretirement benefit and environmental                      (1,277)         2,665           6,551
- -------------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                36,515         18,931          35,767

  INVESTING ACTIVITIES
  Additions to property, plant and equipment                              (35,455)       (24,125)        (34,694)
  Acquisition of business assets                                          (43,948)        (6,427)        (35,431)
  Other                                                                        21           (452)           (385)
- -------------------------------------------------------------------------------------------------------------------
  Net cash used for investing activities                                  (79,382)       (31,004)        (70,510)

  FINANCING ACTIVITIES
  Financing fees                                                               --             --          (1,829)
  Net borrowing (repayment) from revolving credit facilities               50,291        (25,345)        (31,999)
  Principal payments on long-term debt                                     (2,392)          (335)           (374)
  Proceeds from issuance of long-term debt                                     --             --         149,683
  Issuance of common stock                                                     58            284           1,177
  Purchase of treasury stock                                               (7,458)       (15,386)        (16,628)
  Dividends paid on preferred stock                                          (280)          (280)           (280)
- -------------------------------------------------------------------------------------------------------------------
  Net cash provided by (used for) financing activities                     40,219        (41,062)         99,750
  Effect of exchange rate on cash and equivalents                            (788)         1,130          (1,204)
- -------------------------------------------------------------------------------------------------------------------
  Net increase (decrease) in cash and equivalents                          (3,436)       (52,005)         63,803
  Cash and equivalents at beginning of year                                26,894         78,899          15,096
- -------------------------------------------------------------------------------------------------------------------
  Cash and equivalents at end of year                                    $ 23,458       $ 26,894        $ 78,899
===================================================================================================================
  SUPPLEMENTAL DISCLOSURE OF CASH FLOW:
  Interest paid                                                          $ 15,163       $ 16,119        $  5,275
  Income taxes paid                                                      $ 10,767       $ 14,484        $ 12,977

  NONCASH FINANCING ACTIVITIES:
  Tax benefit from stock options exercised                               $      3       $    308        $    273

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

The Company is engaged in the manufacturing and distribution of copper and copper alloy tubular products, fabricated products, brazing alloys, fluxes and lead-free solder as well as rod, bar and strip products. The Company's focus is developing and manufacturing high value added products used in engineered applications which require tubular products that have superior heat transfer capability. The Company's major customers are primarily located in North America and include commercial and residential air conditioning and refrigeration equipment manufacturers, appliance manufacturers, automotive manufacturers, industrial equipment manufacturers, utilities and other power generating companies, refining and chemical processing companies and plumbing wholesalers.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION POLICY

The Company records sales when products are shipped to customers. Title passes to the customer upon shipment. Sales are made under normal terms and generally do not require collateral.

START-UP COSTS

Prior to adoption on January 1, 1999 of Statement of Position 98-5, Reporting on the Costs of Start-Up Activities, as issued by the American Institute of Certified Public Accountants, the Company capitalized pre-operating costs associated with the start-up of new operations to the extent that such costs i) could be separately identified and segregated from ordinary period costs; ii) provide a quantifiable benefit to a future period; and, iii) were directly attributable to the quantifiable benefit within a relatively short period of time after the costs were incurred. Pre-operating costs were comprised of certain expenditures such as payroll, travel and other costs incurred during the pre-operating period. The pre-operating period was defined as the period prior to the commencement of production of products manufactured for sale to customers. These capitalized costs were generally being amortized on a straight-line basis over a five-year period.

The following table sets forth the activity in capitalized start-up costs for the years ended December 31:

                                                                                               1998              1997
- -------------------------------------------------------------------------------------------------------------------------
  (In thousands)
  Capitalized start-up costs at the beginning of the year                                     $2,162            $2,751
  Jackson, Tennessee start-up costs                                                            4,414                --
  Shanghai, China start-up costs                                                               2,114                --
  Other start-up costs                                                                            --               169
  Amortization expense                                                                          (725)             (758)
- -------------------------------------------------------------------------------------------------------------------------
  Capitalized start-up costs at the end of the year                                           $7,965            $2,162
=========================================================================================================================

In accordance with the Statement, the Company recognized a charge for the cumulative effect of a change in accounting principle of $8.0 million pre-tax ($5.8 million after-tax) in 1999.

CASH AND EQUIVALENTS

The Company considers all highly liquid financial instruments with a maturity of three months or less at the time of purchase to be cash equivalents.

INVENTORIES

Inventories are stated at the lower of cost or market. Approximately 59% and 60% of the total consolidated inventories at December 31, 2000 and 1999, respectively, are stated on the basis of last-in, first-out (LIFO) method. The remaining inventories, which primarily include supplies, are valued using the average cost method.

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

FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods are used by the Company in estimating fair value disclosures for financial instruments:

Cash and equivalents, accounts receivable and accounts payable: The carrying amount reported in the consolidated balance sheets for these assets approximates their fair value.

Financing arrangement, long-term debt and redeemable cumulative preferred stock:
The carrying amount of the Company's borrowings under its financing arrangement approximates its fair value. The fair value of the Company's 7a% Senior Notes and any derivative financial instruments are based upon quoted market prices. The fair value of the Company's redeemable cumulative preferred stock is based upon its dividend rate and call provisions. The fair value of the Company's 7a% Senior Notes and redeemable cumulative preferred stock was $130.4 million and $2.1 million, respectively, at December 31, 2000 and $131.6 million and $2.2 million, respectively, at December 31, 1999.

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

The Company was not a party to any interest rate swap agreements at December 31, 2000 or December 31, 1999.

DERIVATIVE COMMODITY INSTRUMENTS

In connection with the purchase of certain raw materials, principally copper, on behalf of certain customers for future manufacturing requirements, the Company has entered into commodity forward contracts as deemed appropriate for these customers to reduce the Company's risk of future price increases. These forward contracts are accounted for as hedges and, accordingly, gains and losses are deferred and recognized in cost of goods sold as part of the product cost. The Company is exposed to loss on the forward contracts in the event of non-performance by the customers whose orders are covered by such contracts. However, the Company did not have any of its underlying sale transactions to fail to occur in the year ended December 31, 2000 or December 31, 1999. At December 31, 2000, the Company had entered into contracts hedging certain future commodity purchases through December 2001 of approximately $32.7 million. The estimated fair value of these outstanding contracts, based on the COMEX forward price, was approximately $31.8 million at December 31, 2000.

In connection with the purchase of natural gas, the Company has entered into commodity futures and options to buy and sell natural gas for the period of January 2001 through March 2001. These contracts are accounted for as hedges and, accordingly, realized gains and losses are recognized in cost of goods sold upon settlement. At December 31, 2000, the Company had an open position of $0.3 million and an unrealized gain of $0.2 million associated with these futures and options, based on future prices at December 31, 2000.

FOREIGN CURRENCY FORWARDS

Certain of the Company's operations use foreign currency exchange forwards to hedge fixed purchase and sales commitments denominated in a foreign currency. The Company's foreign currency exposures relate primarily to nonfunctional currency assets and liabilities denominated in French and German currencies, including the Euro.

The Company does not enter into forward currency exchange contracts for trading purposes. Realized gains and losses on the contracts are included in other income and expense. The Company mitigates the risk that counter parties to these over-the-counter agreements will fail to perform by only entering into agreements with major international financial institutions.

At December 31, 2000, the Company had foreign currency forward exchange contracts outstanding to purchase foreign currency with a notional value of $3.2 million through December 2001 and to sell foreign currency with a notional value of $1.9 million through April 2001. The Company had an unrealized loss of $16,800 associated with these forward contracts, based on quoted forward market rates at December 31, 2000.

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

TRANSLATION TO U.S. DOLLARS

Assets and liabilities of the Company denominated in foreign currency are translated to U.S. dollars at rates of exchange at the balance sheet date. Income statement items are translated at average exchange rates during the period. Translation adjustments arising from changes in exchange rates are included in the accumulated other comprehensive income or loss component of stockholders' equity. Realized exchange gains and losses are included in "Amortization and other, net" in the consolidated statements of operations. Net exchange (gains) losses totaled ($0.7) million in 2000, $1.0 million in 1999 and ($0.9) million in 1998.

RESEARCH AND DEVELOPMENT COSTS

Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The amounts charged to expense were $3.7 million in 2000, $3.0 million in 1999 and $1.5 million in 1998.

RECLASSIFICATIONS

Certain reclassifications have been made to the previously reported consolidated statements of operations for the years ended December 31, 1999 and 1998 and consolidated balance sheet as of December 31, 1999 to provide comparability with the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). Subsequent to the issuance of SFAS 133, the FASB has received many requests to clarify certain issues causing difficulties in implementation. In June 2000, the FASB issued SFAS 138, which responds to those requests by amending certain provisions of SFAS 133. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities.

Effective January 1, 2001, the Company will adopt SFAS 133 and the corresponding amendments under SFAS 138. In that regard, the Company documented its risk management philosophy with regard to derivative instruments, inventoried all derivatives, documented how effectiveness of the derivatives will be assessed, and prepared its systems to provide the necessary information for compliance. The Company does not anticipate that SFAS 133, as amended by SFAS 138, will have a material impact on the Company's consolidated results of operations, financial position or cash flows.

2.       INVENTORIES

Inventories are as follows at December 31:

                                                                                     2000                    1999
- ------------------------------------------------------------------------------------------------------------------------
  (In thousands)
  Finished products                                                                 $ 25,886               $16,489
  Work-in-process                                                                     26,719                24,890
  Raw materials and supplies                                                          55,559                53,989
- ------------------------------------------------------------------------------------------------------------------------
  Totals                                                                            $108,164               $95,368
========================================================================================================================

The reserves for LIFO included in inventories at December 31, 2000 and 1999 are $9.9 million and $8.4 million, respectively. Replacement cost of inventories carried on LIFO exceeded the net LIFO carrying value by $9.6 million and $6.7 million at December 31, 2000 and 1999, respectively.

3.       ASSETS HELD FOR RESALE

Assets held for sale at December 31, 2000 included the net assets of the unoccupied Greenville, Mississippi and Roxboro, North Carolina facilities recorded at $5.4 million.

4.       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are as follows at December 31:

                                                                                     2000                  1999
- ------------------------------------------------------------------------------------------------------------------------
  (In thousands)
  Land and improvements                                                            $  11,878              $ 11,500
  Building and improvements                                                           50,722                52,247
  Machinery and equipment                                                            231,908               215,793
  Construction-in-progress                                                            30,185                10,607
- ------------------------------------------------------------------------------------------------------------------------
                                                                                     324,693               290,147
  Less accumulated depreciation                                                     (109,202)              (99,373)
- ------------------------------------------------------------------------------------------------------------------------
  Totals                                                                           $ 215,491              $190,774
========================================================================================================================

During the implementation of the Company's new information systems, the Company reviewed the estimated useful lives of its property, plant and equipment. This evaluation revealed that certain equipment was being depreciated over periods of time which were shorter than their respective useful lives. Accordingly, effective January 1, 1999, a change in estimate was made to the estimated useful lives of certain equipment, which resulted in an increase of approximately $1.4 million in net income for the year ended
December 31, 1999.

5.       DEFERRED CHARGES AND INTANGIBLE ASSETS

Deferred charges and intangible assets are as follows at December 31:

                                                                                     2000                  1999
- ------------------------------------------------------------------------------------------------------------------------
  (In thousands)
  Deferred debt issuance costs                                                      $  2,650              $  2,650
  Goodwill                                                                           123,557                99,747
  Patents and other                                                                    4,213                 5,020
- ------------------------------------------------------------------------------------------------------------------------
                                                                                     130,420               107,417
  Less accumulated amortization                                                      (18,697)              (15,645)
- ------------------------------------------------------------------------------------------------------------------------
  Totals                                                                            $111,723              $ 91,772
========================================================================================================================

In September 2000, the Company acquired the joining products business of Engelhard Corporation. The joining products business is located in Warwick, Rhode Island, and is a leading manufacturer of brazing alloys and fluxes, as well as a supplier of lead-free solder. The transaction was structured as an all-cash acquisition for approximately $41.8 million, which the Company financed through its credit facility. The transaction was accounted for under the purchase method of accounting and the Company recorded $23.9 million of goodwill, to be amortized on a straight-line basis over 40 years. The accounts and results of operations of the joining products business have been combined with those of the Company since the date of the acquisition.

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

6.       FINANCING ARRANGEMENTS AND DEBT

Long term debt consists of the following at December 31:

                                                                                        2000               1999
- -----------------------------------------------------------------------------------------------------------------------
  (In thousands)
  Revolving Credit facility,  interest tied to banks' base rate or alternative
       rates, 6.7% - 7.6% in 2000, due April 2002                                      $ 81,403           $ 30,656
  Senior Notes, 7a%, due August 2008                                                    150,000            150,000
  Discount on Senior Notes, original issue discount amortized over 10 years                (240)              (271)
  Chinese Bank facility, 5.85%, due on demand                                               966              3,019
  Canadian facility, prime plus 2%, due on demand                                         8,758              9,569
  Canadian Government facility, non-interest bearing, due February 2001                     333                693
- -----------------------------------------------------------------------------------------------------------------------
                                                                                        241,220            193,666
  Less short-term borrowings                                                            (10,057)           (12,948)
- -----------------------------------------------------------------------------------------------------------------------
  Totals                                                                               $231,163           $180,718
=======================================================================================================================

Aggregate maturities of long-term debt are as follows:

- ------------------------------------------------------------
(In thousands)
2001                                                $ 10,057
2002                                                  81,403
2003                                                       -
2004                                                       -
2005                                                       -
Thereafter through 2008                              149,760
- ------------------------------------------------------------
Totals                                              $241,220
============================================================

In April 1997, the Company entered into its $200 million Revolving Credit Facility (the "Facility"), and in June 1998, the Company amended certain provisions of the Facility, which included: (i) increasing the amount of unsecured indebtedness that the Company may incur while borrowings under the Facility are outstanding; (ii) waiving the requirement that the proceeds of an offering of senior notes must be used to repay all the outstanding borrowings under the Facility; and (iii) raising the ratio of total debt to EBITDA permitted while borrowings are outstanding under the Facility. The Facility, as amended, matures on April 30, 2002, and currently provides for a floating base interest rate that is, at the Company's election, either (a) the higher of the federal funds effective rate plus 0.50% and the prime rate; or (b) LIBOR plus a specified margin (determined with reference to the Company's ratio of total debt to EBITDA and the Company's debt rating as determined by the Standard & Poor's and Moody's Rating Services) of 0.25% to 1.00%. Commitment fees on the unused available portion of the Facility range from 0.10% to 0.50%. As of December 31, 2000, the Company had approximately $85 million in outstanding borrowings and obligations under the Facility and approximately $115 million in additional borrowing availability thereunder.


The Facility contains financial and other covenants relating to intercompany indebtedness. As of December 31, 2000, the Company was in violation of the limits of intercompany indebtedness. The lender has waived this debt covenant violation through December 31, 2001.


During 1998 and 1999, the Company was party to an interest rate swap agreement which effectively fixed the interest rate on $65 million in principal amount of floating rate borrowings provided under the Facility at a rate of 6.82% plus the specified margin of 0.25% to 1.00%. This agreement was to expire on May 7, 2002, and was based on the three-month LIBOR. This interest rate swap was accounted for as a hedge; the differential to be paid as interest rates changes were accrued and recognized as an adjustment to interest expense. In September 1999, the Company entered into a cancellation agreement that terminated the interest rate swap. The resulting loss on termination, $0.8 million, was included in restructuring and other charges as stated in Note 16.


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


The Company has entered into a credit facility with a Chinese bank providing for available credit of up to $1.0 million. The facility is payable upon demand and bears interest at the bank's prime rate. At December 31, 2000, the Company had outstanding borrowings of $1.0 million under this facility.


In July 1999, WRI entered into a credit agreement with a Canadian bank providing for an aggregate available credit facility of up to Canadian $15 million (approximately U.S. $10 million) (the "Canadian Facility"). The Canadian Facility is payable upon demand and bears interest at the bank's prime rate. The Canadian Facility is secured by certain of WRI's assets. At December 31, 2000, WRI had outstanding borrowings of approximately Canadian $13.1 million (approximately U.S. $8.8 million).


The Company has a non-interest bearing loan agreement with the government of Canada. As of December 31, 2000 and 1999, the Company had outstanding advances of $0.3 million and $0.7 million respectively. The loan is being repaid in four annual installments which commenced in 1998 and will conclude in 2001.


The weighted average interest rate for short-term borrowings outstanding at December 31, 2000 was 8.9%.


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


Interest expense is net of interest income and capitalized interest of $0.5 million and $1.4 million in 2000, $3.0 million and $0.4 million in 1999, and $2.8 million and $1.8 million in 1998, respectively.


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


Certain assumptions utilized in accounting for the U.S. defined benefit plans for the years ended December 31 are as follows:

                                             2000          1999           1998
- --------------------------------------------------------------------------------
Discount rate                                7.75%           7.75%          7.0%
Rate of increase in compensation              4.0        4.0-4.25      4.0-4.25
Expected return on plan assets                9.5             9.5           9.0

The effect of the change in the assumed discount rate and the expected return on plan assets for the year ended December 31, 1999 resulted in an increase to the unrecognized net actuarial gain at December 31, 1999.


A summary of the components of net periodic pension cost for the U.S. defined benefit plans for the years ended December 31 is as follows:

                                              2000          1999          1998
- --------------------------------------------------------------------------------
(In thousands)
Service cost                               $  3,324      $  4,143       $ 3,556
Interest cost                                 8,494         7,953         7,331
Expected return on plan assets              (12,817)      (11,708)       (9,620)
Amortization of prior service cost              134           134           133
Amortization of net actuarial loss/gain        (602)           --            --
Effect of special termination benefits           --            68            --
- --------------------------------------------------------------------------------
Net periodic pension costs (benefits)      $ (1,467)     $    590       $ 1,400
================================================================================

The following table sets forth a reconciliation of the benefit obligation for the years ended December 31:

                                                           2000          1999
- --------------------------------------------------------------------------------
(In thousands)
Benefit obligation at the beginning of the year          $111,562      $113,888
Service costs                                               3,324         4,143
Interest costs                                              8,494         7,953
Actuarial (gain) loss                                         869        (9,641)
Benefits paid                                              (6,072)       (4,849)
Special termination benefits                                   --            68
- --------------------------------------------------------------------------------
Benefit obligation at the end of the year                $118,177      $111,562
================================================================================

The following table sets forth a reconciliation of the plan assets for the years ended December 31:

                                                           2000          1999
- --------------------------------------------------------------------------------
(In thousands)
Fair value of plan assets at the beginning of the year   $137,746      $125,203
Actual return on plan assets                                4,026        16,705
Company contribution                                           --           687
Benefits paid                                              (6,072)       (4,849)
- --------------------------------------------------------------------------------
Fair value of plan assets at the end of the year         $135,700      $137,746
================================================================================

The following table sets forth the funded status of the plan and the amounts recognized in the Company's consolidated balance sheets at December 31:

                                                             2000         1999
- --------------------------------------------------------------------------------
(In thousands)
Funded status                                             $ 17,523     $ 26,184
Unrecognized net actuarial gain                            (12,218)     (22,480)
Unrecognized pension service costs                           1,361        1,495
- --------------------------------------------------------------------------------
Prepaid pension obligation                                $  6,666     $  5,199
================================================================================

The Company has 401(k) plans covering substantially all U.S. employees. The Company provides a 40%-75% match for up to the first 5% to 7.5% of the employee's salary contributed to the plans. The amount of expense recorded by the Company with respect to these plans was $2.0 million in 2000, $1.9 million in 1999 and $1.9 million in 1998.


The Wolverine Tube, Inc. Supplemental Benefit Restoration Plan (the "Restoration Plan") is a defined benefit pension plan, which is non-funded and provides benefits to certain eligible executives of the Company. The benefits provided under the Restoration Plan are identical to the benefits provided by the defined benefit pension plan. In addition, the Company provides a Supplemental Retirement Plan ("SERP") for the current CEO, which is non-funded. The benefits provided under this SERP are based upon years of service and compensation. Benefits become fully vested upon completion of six years of service from the date of employment or a change of control for the Company or dismissal without cause. The amount of expense incurred by the Company with respect to all supplemental plans was $0.3 million in 2000, $0.2 million in 1999 and $0.1 million in 1998. At December 31, 2000, the balance of accrued pension costs related to these plans was $1.1 million.


CANADIAN PLANS

The Company sponsors a defined contribution profit-sharing retirement plan for the London, Ontario facility employees who are required to contribute 4% of regular wages, subject to a maximum contribution limit specified by Canadian income tax regulations. Employer contributions are determined based on the facility's operating results, which will not be less than the greater of 1% of regular earnings of participants up to 10% of an adjusted net income as defined in the agreement. Employer contributions to this plan were $0.6 million in 2000, $0.7 million in 1999 and $0.6 million in 1998.


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

Certain assumptions utilized in accounting for the Salaried Employees, Canadian Operational Employees and Quebec Operational Employees pension plans for the years ended December 31 are as follows:

                                                      2000       1999      1998
- --------------------------------------------------------------------------------
Discount rate                                          7.5%       7.5%      7.0%
Expected long-term rate of return on plan assets       8.5        8.5       8.0

The expected rate of increase in compensation used in accounting for the Salaried Employees' pension plan was 3.0% for the years ended December 31, 2000, 1999 and 1998, and is not applicable in accounting for the Canadian Operational Employees and Quebec Operational Employees pension plans for the same periods. The effect of the change in the assumed discount rate and the expected return on plan assets for the year ended December 31, 1999 resulted in an increase to the unrecognized net actuarial gain at December 31, 1999.


A summary of the components of net periodic pension cost for the Salaried Employees, Canadian Operational Employees and Quebec Operational Employees pension plans for the years ended December 31 are as follows:

                                                2000         1999         1998
- --------------------------------------------------------------------------------
(In thousands)
Service cost                                  $   522      $   525      $   488
Interest cost                                   1,317        1,212        1,114
Expected return on plan assets                 (1,748)      (1,638)      (1,544)
Amortization of prior service cost                 77           41           35
Amortization of net actuarial gain                (62)         (32)         (45)
- --------------------------------------------------------------------------------
Net periodic pension cost                     $   106      $   108      $    48
================================================================================

The following table sets forth a reconciliation of the benefit obligation for the years ended December 31:

                                                             2000         1999
- --------------------------------------------------------------------------------
(In thousands)
Benefit obligation at the beginning of the year            $18,001      $16,708
Service costs                                                  522          525
Interest costs                                               1,317        1,212
Amendments                                                      --          722
Actuarial loss                                              (1,175)      (1,071)
Benefits paid                                                 (978)      (1,113)
Foreign currency exchange rate changes                        (680)       1,018
- --------------------------------------------------------------------------------
Benefit obligation at the end of the year                  $17,007      $18,001
================================================================================

The following table sets forth a reconciliation of the plans assets for the years ended December 31:

                                                             2000         1999
- --------------------------------------------------------------------------------
(In thousands)
Fair value of plan assets at the beginning of the year     $21,673      $20,380
Actual return on plan assets                                 2,015          990
Company contribution                                           249          182
Benefits paid                                                 (978)      (1,113)
Foreign currency exchange rate changes                        (836)       1,234
- --------------------------------------------------------------------------------
Fair value of plan assets at the end of the year           $22,123      $21,673
================================================================================

The following table sets forth the funded status of the plans and the amounts recognized in the Company's consolidated balance sheets at December 31:

                                                             2000         1999
- --------------------------------------------------------------------------------
(In thousands)
Funded status                                              $ 5,116      $ 3,672
Unrecognized net actuarial gain                             (4,053)      (2,793)
Unrecognized pension service costs                           1,177        1,302
- --------------------------------------------------------------------------------
Prepaid pension obligation                                 $ 2,240      $ 2,181
================================================================================

8.       POSTRETIREMENT BENEFIT OBLIGATION

The Company sponsors a defined benefit health care plan and life insurance plan that provides postretirement medical benefits and life insurance to substantially all full-time employees who have worked ten years after age 50 to 52, and widows of employees who die while employed after age 55 and have at least five years of service with the Company. This plan is contributory, with retiree contributions being adjusted annually.

Net periodic postretirement benefit cost for the years ended December 31 includes the following components:

                                                2000         1999         1998
- --------------------------------------------------------------------------------
(In thousands)
Service cost                                  $  384       $  331       $  306
Interest cost                                    687          443          443
Amortization of prior service cost                85           --           --
Amortization of deferred gain                   (284)        (640)        (781)
Effect of special termination benefits            55          717           --
- --------------------------------------------------------------------------------
Net periodic postretirement benefit cost      $  927       $  851      $   (32)
================================================================================

The change in benefit obligation for the years ended December 31 includes the following components:

                                                             2000        1999
- --------------------------------------------------------------------------------
(In thousands)
Benefit obligation at the beginning of the year            $13,191     $11,507
Service cost                                                   384         331
Interest cost                                                  687         443
Participants' contributions                                     49          48
Amendments                                                      --         536
Actuarial gain                                                 391         180
Acquisition                                                    336          --
Benefits paid                                                 (608)       (571)
Special termination benefits                                    56         717
- --------------------------------------------------------------------------------
Benefit obligation at the end of the year                  $14,486     $13,191
================================================================================

The Company has historically offered certain postretirement benefits for its employees. Due to oversight, the Canadian employees were omitted from the calculation of the postretirement benefit obligation. The Company has corrected the error by accounting for the obligation, net of deferred tax, as an adjustment to retained earnings as of December 31, 1999, 1998, 1997 and 1996. No adjustment to previously reported net income (loss) for the years ended December 31, 1999, 1998, 1997 and 1996 was required.

The following table sets forth the funded status of the plan and the amounts recognized in the Company's consolidated balance sheets at December 31:

                                                             2000        1999
- --------------------------------------------------------------------------------
(In thousands)
Funded status                                              $14,486     $13,191
Unrecognized net actuarial gain                              3,559       4,298
Unrecognized prior service cost                               (773)       (536)
- --------------------------------------------------------------------------------
Net accrued postretirement benefit obligation              $17,272     $16,953
================================================================================

The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.75% at December 31, 2000 and 1999.


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

                                                        1% Increase  1% Decrease
- --------------------------------------------------------------------------------
(In thousands)
Effect on total of service and interest cost components   $    11      $   (10)
Effect on postretirement benefit obligation               $   153      $  (145)
================================================================================

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


The Company had accrued estimated environmental remediation costs of $2.2 million at December 31, 2000, consisting primarily of $0.8 million for the Decatur facility, $0.1 million for the Greenville facility, $0.8 million for the Ardmore facility and $0.4 million for the Shawnee facility (with respect to the Double Eagle Refinery site). Based on information currently available, the Company believes that the costs of these matters are not reasonably likely to have a material effect on the Company's business, financial condition or results of operations.


10.      INCOME TAXES

The components of income before income taxes and cumulative effect of accounting change for the years ended December 31 are as follows:

                                                2000          1999        1998
- --------------------------------------------------------------------------------
(In thousands)
U.S.                                          $12,398      $(15,046)    $24,151
Foreign                                        24,355        16,526      13,838
- --------------------------------------------------------------------------------
Total                                         $36,753      $  1,480     $37,989
================================================================================

The provision for income taxes on income before the cumulative effect of accounting change for the years ended December 31 consists of the following:

                                                2000          1999       1998
- --------------------------------------------------------------------------------
(In thousands) Current (benefit) expense:
U.S. Federal                                  $ 1,696      $    191     $10,402
Foreign                                         7,860         5,961       4,062
State                                              95          (493)        263
- --------------------------------------------------------------------------------
Total current                                   9,651         5,659      14,727
- --------------------------------------------------------------------------------
Deferred (benefit) expense:
U.S.                                            3,857        (5,246)     (1,728)
Foreign                                          (230)         (702)        353
- --------------------------------------------------------------------------------
Total deferred                                  3,627        (5,948)     (1,375)
- --------------------------------------------------------------------------------
Total income tax expense (benefit)            $13,278      $   (289)    $13,352
================================================================================

Deferred income taxes included in the Company's balance sheets reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the carrying amount for income tax return purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                             2000        1999
- --------------------------------------------------------------------------------
(In thousands)
Deferred tax liabilities:
Basis of property, plant and equipment                     $27,368     $24,048
Inventory valuation                                          2,657       1,386
Prepaid pension                                              2,930       2,663
Other                                                          257         235
- --------------------------------------------------------------------------------
Total deferred tax liabilities                              33,212      28,332
- --------------------------------------------------------------------------------
Deferred tax assets:
Environmental remediation                                      826         980
Pension obligation                                             421         324
Postretirement benefits obligation                           6,363       6,182
Other                                                        2,919       1,790
- --------------------------------------------------------------------------------
Total deferred tax assets                                   10,529       9,276
- --------------------------------------------------------------------------------
Net deferred tax liability                                 $22,683     $19,056
================================================================================

Reconciliation of differences between the statutory U.S. federal income tax rate and the Company's effective tax rate follows:

                                                  2000       1999        1998
- --------------------------------------------------------------------------------
(In thousands)
Income tax expense at federal statutory rate    $12,864    $   518     $13,296
Increase (decrease) in taxes resulting from:
State and local taxes, net of federal benefit       369       (731)        263
Effect of difference in U.S. and foreign rates     (894)      (525)       (428)
Permanent differences                               523        643         338
Other                                               416       (194)       (117)
- --------------------------------------------------------------------------------
Income tax expense (benefit)                    $13,278    $  (289)    $13,352
================================================================================

11.      CUMULATIVE PREFERRED STOCK

The Company has 500,000 shares authorized for issuance of $1 par value cumulative preferred stock. Of these shares, there are currently 20,000 shares of cumulative preferred stock issued and outstanding which must be redeemed by the Company on March 1, 2002, if not earlier, for $100 per share plus accrued and unpaid dividends. The cumulative preferred stock provides for annual dividends at the rate of $14 per share. The dividends accrue quarterly whether declared or not, and compound quarterly at 14% per annum to the extent unpaid. At December 31, 2000 and 1999, all dividends had been paid.


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


In September 1998, the Company announced that the Board of Directors had authorized the Company to purchase up to 1,000,000 shares of the Company's outstanding common stock in the open market from time to time as market conditions warranted. In July 1999, the Company announced that the Board of Directors had authorized an increase in the amount of this common stock repurchase program up to 2,000,000 shares. On April 6, 2000, the Company announced completion of this common stock repurchase program at an aggregate purchase price of $36.7 million and the repurchase of 2,000,000 shares.


On April 6, 2000, the Company also announced that the Board of Directors had authorized the Company to purchase an additional 1,000,000 shares of the Company's outstanding common stock. As of December 31, 2000, the Company had repurchased 179,900 shares of common stock under this program. This common stock repurchase program, which was extended on February 23, 2001, expires March 31, 2002.

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


Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The weighted average fair value of options granted during 2000 estimated on the date of grant using the Black-Scholes pricing model was $6.77. The fair value for these options was estimated at the date of grant using the following weighted average assumptions for 2000, 1999 and 1998, respectively: risk free interest rates of 6.12%, 5.78% and 5.29%; volatility factors of the expected market price of the Company's common stock of 0.339, 0.337 and 0.331; and a weighted average expected life of the option of seven years.


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


For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effects of applying Statement 123 for pro forma disclosure may not be representative of the effects on reported pro forma net income in future years. The Company's pro forma information for the years ended December 31 follows:

                                                  2000        1999       1998
- --------------------------------------------------------------------------------
(In thousands, except per share amounts)
Net income (loss) applicable to common shares:
As reported                                     $23,195    $ (4,265)   $24,357
Pro forma                                        21,258      (6,386)    21,743

Diluted earnings (loss) per share:
As reported                                     $  1.88    $  (0.32)   $  1.72
Pro forma                                          1.71       (0.48)      1.54
================================================================================

The 1993 Equity Incentive Plan (the "1993 Equity Plan") provides for the issuance of stock options, restricted shares, stock appreciation rights, phantom shares and other additional awards to key executives and employees. The maximum number of additional shares issuable under the 1993 Equity Plan is 2,075,000 at a price as determined by the Company's Compensation Committee. All options granted to date have been issued at the market value at the date of the grant. Options granted prior to 1999 under the 1993 Equity Plan vest 20% on each anniversary thereafter and terminate on the tenth anniversary of the date of grant. Options granted in 1999 and subsequent years under the 1993 Equity Plan vest 333% on each anniversary thereafter and terminate on the tenth anniversary of the date of grant. Options granted under prior plans remain outstanding but are governed by the provisions of the 1993 Equity Plan.


The 1993 Stock Option Plan for Outside Directors (the "1993 Directors' Plan") provides for the issuance of stock options to outside directors at the fair market value on the date of grant. A maximum of 185,000 shares are issuable under the 1993 Directors' Plan. The initial options granted at the time the Director joins the Board vest at 333% per year but must be held one year before being exercised. All subsequent options granted vest immediately. All options terminate on the tenth anniversary of the date of grant.


The Company's stock option plans are summarized as follows:

                                         1993        1993 Equity                          Weighted-Average
                                   Directors' Plan  Incentive Plan     Option Price        Exercise Price
- ----------------------------------------------------------------------------------------------------------
                                                  (Number of Shares)
- ----------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1997        40,000          611,123        $4.44 - $41.13          $24.64
Granted                                 14,000          343,450       $20.00 - $40.25          $36.78
Exercised                               (8,000)         (69,996)       $4.44 - $37.25          $15.46
Forfeited                                   --          (39,490)      $20.88 - $37.88          $35.28
- ----------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1998        46,000          845,087        $4.44 - $40.25          $29.84
Granted                                  7,000          394,950       $14.01 - $25.25          $22.01
Exercised                                   --          (49,229)       $4.44 - $20.88          $ 5.81
Forfeited                                   --         (114,450)      $20.00 - $39.38          $30.46
- ----------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1999        53,000        1,076,358        $4.44 - $40.25          $28.04
GRANTED                                 50,200          343,950       $11.95 - $17.01          $13.90
EXERCISED                                   --           (4,680)        $4.44 - $7.39          $ 6.24
FORFEITED                                   --         (108,386)      $12.31 - $38.44          $26.79
- ----------------------------------------------------------------------------------------------------------
OUTSTANDING AT DECEMBER 31, 2000       103,200        1,307,242        $4.44 - $40.25          $24.25
==========================================================================================================

Exercisable at:
December 31, 1998                       27,667          314,287        $4.44 - $40.25          $21.07
December 31, 1999                       43,000          388,273        $4.44 - $40.25          $26.42
DECEMBER 31, 2000                       99,866          574,600        $4.44 - $40.25          $26.12

The number of options outstanding, weighted average exercise price, weighted average remaining contractual life, vested options and the weighted average exercise price of vested options outstanding at December 31, 2000, which were issued prior to August 1993, were 83,218, $6.28, 1.7 years, 83,218 and $6.28, respectively. The number of options outstanding, weighted average exercise price, weighted average remaining contractual life, vested options and the weighted average exercise price of vested options outstanding at December 31, 2000, which were issued after August 1993, were 1,327,224, $25.38, 7.4 years, 591,248 and $28.92, respectively. The weighted average remaining life for all options outstanding at December 31, 2000 is 7.1 years.

The range of exercise prices of the outstanding options and exercisable options at December 31, 2000 are as follows:

                                          Number of             Number of          Weighted Average
Weighted Average Exercise Price       Exercisable Shares    Outstanding Shares      Remaining Life
- ---------------------------------------------------------------------------------------------------
$4.44 - $14.99                             136,085               435,718                  7.7
$15.00 - $24.99                            180,948               424,684                  7.6
$25.00 - $40.25                            357,433               550,040                  6.2
- ---------------------------------------------------------------------------------------------------
Totals                                     674,466             1,410,442                  7.1
===================================================================================================

In 2000, the Company awarded 58,609 shares of restricted stock under the 1993 Equity Plan, with a fair value at the date of grant of $15.20 per share. These restricted shares vest 50% annually at the anniversary date of the grant. Compensation expense recorded by the Company with respect to restricted stock awards was approximately 0.6 million in 2000 and is recognized on a straight-line basis over the two year vesting period of the restricted stock grants. In addition, selected senior executives as designated by the CEO and approved by the Compensation Committee, are eligible for restricted stock awards under the Long-Term Incentive Plan ("LTIP") based on the Company's return on total capital measured over a three year period. Performance objectives under the LTIP are based upon an incremental scale depending on achieving the specified target return rate. No compensation expense was recorded in 2000 with respect to these awards.


14.      COMMITMENTS

Minimum future rental commitments under operating leases having non-cancelable lease terms in excess of one year totaled approximately $8.0 million as of December 31, 2000 and are payable as follows: $2.3 million in 2001, $1.8 million in 2002, $1.3 million in 2003, $1.0 million in 2004, $1.0 million in 2005 and $0.5 million thereafter. Rental expense for operating leases was $3.3 million in 2000, $2.9 million in 1999 and $2.0 million in 1998.


At December 31, 2000, the Company had commitments of $15.7 million for capital expenditures.


15.      INDUSTRY SEGMENTS AND FOREIGN OPERATIONS

The Company's reportable segments are based on the Company's three product lines: commercial products, wholesale products and rod, bar and strip products. Commercial products consist primarily of high value-added products sold directly to original equipment manufacturers. Wholesale products are commodity-type plumbing tube products, which are typically sold to a variety of customers. Rod, bar and strip products which are also sold to a variety of customers.


The accounting policies for each of the reportable segments are the same as those described in Note 1 of the Notes to the Consolidated Financial Statements. The Company evaluates the performance of its operating segments based on sales and gross profit; however, it does not allocate asset amounts and items of income and expense below gross profit or depreciation and amortization.

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                                                               Rod, Bar
                                              Commercial      Wholesale        & Strip       Consolidated
- ----------------------------------------------------------------------------------------------------------
(In thousands)
Year ended December 31, 2000:
Sales                                          $486,871        $ 96,993        $116,312        $700,176
Gross profit                                     67,003          10,517           6,708          84,228

Year ended December 31, 1999:
Sales                                          $436,738        $118,809        $ 90,227        $645,774
Gross profit                                     50,443          12,247           4,054          66,744

Year ended December 31, 1998:
Sales                                          $445,488        $104,072        $ 67,952        $617,512
Gross profit                                     73,410           6,357           2,946          82,713

The Company's manufacturing operations are primarily conducted in the U.S. and Canada. In 2000 and 1999, no customer accounted for as much as 10% of the Company's net sales. In 1998, one customer accounted for approximately 10% of the Company's net sales. In 2000, the Company sold $513.6 million of products in the United States, $117.7 million in Canada and $68.9 million outside the United States and Canada. In 1999, the Company sold $481.9 million of products in the United States, $110.0 million in Canada and $53.9 million outside the United States and Canada. Comparable information for 1998 was not readily available.


The following summarized geographic data is based on estimates that do not consider fully the extent to which the Company's product development, engineering, marketing and management activities are interrelated. Thus, the data is not totally indicative of the extent that each geographic area contributed to the Company's consolidated operating results. Sales, gross profit and asset information below is based upon the physical location of the Company's facilities.

                                                                            Other Foreign
                                                  U.S.          Canada        Operations     Consolidated
- ----------------------------------------------------------------------------------------------------------
(In thousands)
Year ended December 31, 2000:
Sales                                          $439,335        $250,346        $ 10,495        $700,176
Gross profit                                     61,246          20,882           2,100          84,228
Long-lived assets                               294,267          43,649           2,432         340,348
Year ended December 31, 1999:
Sales                                          $437,056        $202,464        $  6,254        $645,774
Gross profit                                     45,674          20,330             740          66,744
Long-lived assets                               247,678          39,355           2,028         289,061
Year ended December 31, 1998:
Sales                                          $441,833        $175,679                        $617,512
Gross profit                                     65,494          17,219                          82,713
Long-lived assets                               262,773          32,287                         295,060

16.      RESTRUCTURING AND OTHER CHARGES

During the third quarter of 1999, the Company recognized restructuring and other charges of $19.9 million ($12.5 million net of tax). The restructuring and other charges include the following components:

- ------------------------------------------------------------------------------------------------------------
Impairment of assets due to closing the Roxboro, North Carolina facility                               $ 8.6
Other expenses related to closing the Roxboro, North Carolina facility                                   1.4
Impairment of assets due to relocating equipment from Roxboro, North Carolina and
     changes in production                                                                               3.6
Impairment of assets related to a previously-closed facility                                             1.8
Other expenses related to a previously-closed facility                                                   0.1
Non-manufacturing workforce reduction program - approximately 100 employees                              2.8
Expenses related to the termination of an interest rate swap                                             0.8
Expenses related to professional fees and other costs primarily associated with
     acquisitions that were not completed                                                                0.8
- ------------------------------------------------------------------------------------------------------------
                                                                                                       $19.9
============================================================================================================

The primary contributing factors leading to the Company's decision to close its Roxboro, North Carolina facility were the less-than-anticipated growth in technical tube related to the CFC phase out (see Part I, Item 1, Business, "Energy Efficiency and Governmental Regulations"), the facility's inability to meet its return on capital objectives and the Company's plans to potentially expand production in Asian, European and Latin American markets. The $8.6 million impairment of assets at Roxboro included the net book value of $4.7 million of machinery and equipment, $1.3 million of cost for parts related to the machinery and equipment and $2.6 million related to the decline in market value of the land and buildings and the estimated closing costs required to sell the land and buildings. The Company has relocated all of the other Roxboro machinery and equipment and inventory to its other facilities. As a result of relocating the Roxboro machinery and equipment to its other facilities and thereby displacing existing equipment and necessitating changes in production, the Company recorded a $3.6 million impairment of assets, $2.3 million of which was the net book value of machinery and equipment no longer employed and $1.3 million of cost for parts related to this machinery and equipment.


Additionally, the Company recorded a $1.8 million impairment of assets primarily related to the closing of the Greenville, Mississippi facility in 1998, $0.8 million of which was the net book value of land and buildings and $1.0 million of which was the net book value of machinery and equipment.


The Company's Roxboro, North Carolina and Greenville, Mississippi facilities are not being utilized for production and are currently being held for sale.


To date, the Company has paid approximately $4.8 million in cash relating to the restructuring. The Company believes the accrued restructuring costs of $0.2 million at December 31, 2000 represent its remaining cash obligations.


Additionally, the Company recorded in the third quarter of 1999 $14.4 million of non-recurring charges in cost of goods sold in the consolidated statement of operations. These charges included $8.1 million related to the liquidation of LIFO inventory values, $4.6 million related to obsolete inventory, $0.8 million net book value of idled and obsolete machinery and equipment and $0.9 million of other charges related to the realignment of the Company's manufacturing operations.


During the third quarter of 1998, the Company recognized restructuring and other charges of $11.9 million ($7.5 million net of tax). The restructuring and other charges included the following components:

- ------------------------------------------------------------------------------------------------------
Impairment of assets due to closing the Greenville, Mississippi facility                         $ 5.6
Severance costs primarily related to closing the Greenville, Mississippi facility,
     approximately 140 employees                                                                   1.6
Other costs primarily related to closing the Greenville, Mississippi facility                      0.2
Impairment of assets at the Roxboro, North Carolina facility                                       2.3
Other costs related to changes in production at the Roxboro, North Carolina facility               0.4
Salaried workforce reduction program for approximately 50 employees                                0.9
Expenses related  to professional fees and other costs primarily associated  with
     acquisitions that were not completed                                                          0.9
- ------------------------------------------------------------------------------------------------------
                                                                                                 $11.9
======================================================================================================

The primary contributing factors leading to the Company's decision to close its Greenville, Mississippi facility were the facility's inability to meet its operating result objectives and the Company's desire to more efficiently and better meet customer needs via its other three fabrication facilities. The $5.6 million impairment of assets included $2.4 million of start-up costs, $1.1 million related to the decline in market value of the land and buildings and the net book value of $2.1 million of machinery and equipment.


The Company discontinued casting at its Roxboro, North Carolina facility in 1998 and recorded a charge of $2.3 million for the impairment of the net book value of its melt furnace and related assets. The Company recorded a charge of $0.4 million for other costs associated with the discontinuation of the casting process.


Additionally, the Company recorded in the third quarter of 1998 $2.1 million of non-recurring charges in cost of goods sold in the consolidated statements of operations. These charges included $0.5 million of obsolete inventory and $0.9 million of other costs associated with the closing of its Greenville, Mississippi facility. The Company recorded $0.7 million of costs associated with the discontinuation of casting at its Roxboro, North Carolina facility.

17.      EARNINGS PER SHARE

The following table sets forth the computation of earnings per share for the years ended December 31:

                                                                         2000             1999            1998
- ----------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)
Income before cumulative effect of accounting change                  $ 23,475         $  1,769         $ 24,637
Cumulative effect of accounting change                                      --           (5,754)              --
- ----------------------------------------------------------------------------------------------------------------
Net income (loss)                                                       23,475           (3,985)          24,637
Dividends on preferred stock                                              (280)            (280)            (280)
- ----------------------------------------------------------------------------------------------------------------
Net income (loss) available to common shares                          $ 23,195         $ (4,265)        $ 24,357
================================================================================================================
Basic weighted average common shares                                    12,153           13,106           14,025
Employee stock options                                                     191              137              161
- ----------------------------------------------------------------------------------------------------------------
Diluted weighted average common and common equivalent shares            12,344           13,243           14,186
================================================================================================================
Earnings per common share--basic:
Income before cumulative effect of accounting change                  $   1.91         $   0.11         $   1.74
Cumulative effect of accounting change                                      --            (0.44)              --
- ----------------------------------------------------------------------------------------------------------------
Net income (loss) per common share                                    $   1.91         $  (0.33)        $   1.74
================================================================================================================
Earnings per common share--diluted:
Income before cumulative effect of accounting change                  $   1.88         $   0.11         $   1.72
Cumulative effect of accounting change                                      --            (0.43)              --
- ----------------------------------------------------------------------------------------------------------------
Net income (loss) per common share                                    $   1.88         $  (0.32)        $   1.72
================================================================================================================

18.      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2000 and 1999:

2000                                                        April 3           July 3         October 2       December 31
- -------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)
Net sales                                                $   177,805         $179,547        $ 171,078         $171,746
Gross profit                                                  23,205           24,759           19,104           17,160
Net income                                                     6,847            8,009            4,994            3,625
=========================================================================================================================
Basic earnings per common share                          $      0.55         $   0.66        $    0.41         $   0.30
=========================================================================================================================
Diluted earnings per common share                        $      0.54         $   0.64        $    0.40         $   0.29
=========================================================================================================================


1999                                                         April 3           July 3        October 2       December 31
- -------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)
Net sales                                                $   160,845         $164,317        $ 164,766         $155,846
Gross profit                                                  22,112           24,119            3,488           17,025
Restructuring and other charges                                   --               --           19,938               --
Income (loss) before cumulative effect
     of accounting change                                      7,220            8,591          (17,104)           3,062
Cumulative effect of accounting change,
     net of income tax benefit                                (5,754)              --               --               --
Net income (loss)                                              1,466            8,591          (17,104)           3,062
=========================================================================================================================
Basic earnings per common share:
Income (loss) before cumulative effect
     of accounting change                                $      0.53         $   0.64        $   (1.32)        $   0.24
Cumulative effect of accounting change,
     net of income tax benefit                                 (0.43)              --               --               --
- -------------------------------------------------------------------------------------------------------------------------
Net income (loss) per share                              $      0.10         $   0.64        $   (1.32)        $   0.24
=========================================================================================================================
Diluted earnings per common share:
Income (loss) before cumulative effect
     of accounting change                                $      0.53         $   0.63        $   (1.32)        $   0.23
Cumulative effect of accounting change,
     net of income tax benefit                                 (0.43)              --               --               --
- -------------------------------------------------------------------------------------------------------------------------
Net income (loss) per share                              $      0.10         $   0.63        $   (1.32)        $   0.23
=========================================================================================================================


19.      SUBSEQUENT EVENTS (UNAUDITED)

In March 2001, the Company announced its plan to build a 33,000 square foot technical tube facility in Esposende, Portugal. The Company expects to invest approximately $9 million in the facility, which will initially have the capacity to produce five to six million pounds per year and will employ approximately 60 people. The Company expects to begin production in the fourth quarter of 2001 for customer qualification and commence commercial production for sale to its customers in the first quarter of 2002.

                          REPORT OF INDEPENDENT AUDITOR


The Board of Directors
Wolverine Tube, Inc.



We have audited the accompanying consolidated balance sheets of Wolverine Tube, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wolverine Tube, Inc. and Subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, in 1999 the Company changed its method of accounting for start-up activities.




                                               /s/ Ernst & Young LLP




February 2, 2001

Birmingham, Alabama

                      WOLVERINE TUBE, INC. AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS


                                                   Balance      Charged to      Charged to                  Balance at
                                                  Beginning      Cost and         Other                       End of
            Description                           of Period      Expenses        Accounts    Deductions       Period
- ----------------------------------------------------------------------------------------------------------------------
(In thousands)
YEAR ENDED DECEMBER 31, 2000:
Deducted from assets accounts:
    Reserve for sales returns and allowances        $  500        $  989                    $  (995)(1)       $ 494
    Allowances for doubtful accounts                   293           558                       (412)(2)         439
- ----------------------------------------------------------------------------------------------------------------------
Totals                                              $  793        $1,547                    $(1,407)          $ 933
======================================================================================================================
YEAR ENDED DECEMBER 31, 1999:
Deducted from assets accounts:
    Reserve for sales returns and allowances        $  440        $  200             --       $(140)(1)        $500
    Allowances for doubtful accounts                   241            53             --          (1)(2)         293
- ----------------------------------------------------------------------------------------------------------------------
Totals                                              $  681        $  253             --       $(141)           $793
======================================================================================================================
YEAR ENDED DECEMBER 31, 1998:
Deducted from assets accounts:
    Reserve for sales returns and allowances        $  464        $  297             --       $(321)(1)        $440
    Allowances for doubtful accounts                   555            46             --        (360)(2)         241
- -------------------------------------------------------------------------------------------------------------------
Totals                                              $1,019        $  343             --       $(681)           $681
======================================================================================================================


(1)      Reduction of reserve, net of translation adjustments.

(2) Uncollectable accounts written off, net of translation adjustments and recoveries and a $212,500 reduction of reserve, net of translation adjustments in 1998.

                                  EXHIBIT INDEX



      Exhibit                                                                         Sequential
      Number                                  Description                             Page Number
      ------               --------------------------------------------------         -----------
        21                 List of Subsidiaries

        23                 Consent of Ernst & Young LLP, Independent Auditors