Form 10-Q
period 2001-04-01
WOLVERINE TUBE INC
filed 2001-05-15
CIK 821407

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

[X]      Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended April 1, 2001


                                       OR

[ ]      Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from             to            .
                                                    -----------    -----------

                         Commission file number 1-12164
                                                -------

                              WOLVERINE TUBE, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Delaware                                            63-0970812
------------------------                      ---------------------------------
(State of Incorporation)                      (IRS Employer Identification No.)


200 Clinton Avenue West, Suite 1000
Huntsville, Alabama                                                    35801
----------------------------------------                             ----------
(Address of Principal Executive Offices)                             (Zip Code)

                                 (256) 353-1310
              ----------------------------------------------------
              (Registrant's Telephone Number, including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                             YES   [X]      NO   [  ]

Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date:

            Class                                 Outstanding as of May 7, 2001
-----------------------------                     -----------------------------
Common Stock, $0.01 Par Value                           12,055,691 Shares

                                   FORM 10-Q

                                QUARTERLY REPORT

                               TABLE OF CONTENTS


                                                                                                              PAGE NO.
                                                     PART I
Item 1.       Financial Statements
              Condensed Consolidated Statements of Income (Unaudited)--Three-Month Periods Ended April 1,
              2001 and April 2, 2000.........................................................................     1
              Condensed Consolidated Balance Sheets (Unaudited)--April 1, 2001 and December 31, 2000.........     2
              Condensed Consolidated Statements of Cash Flows (Unaudited)--Three-Month Periods Ended
              April 1, 2001 and April 2, 2000................................................................     3
              Notes to Condensed Consolidated Financial Statements (Unaudited)...............................     4
Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations..........     9
Item 3.       Qualitative and Quantitative Disclosures About Market Risk.....................................    16

                                                     PART II
Item 1.       Legal Proceedings..............................................................................    17
Item 6.       Exhibits and Reports on Form 8-K...............................................................    17

ITEM 1.           FINANCIAL STATEMENTS


WOLVERINE TUBE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)


                                                                                        THREE-MONTH PERIOD ENDED:
                                                                                  APRIL 1, 2001           APRIL 2, 2000
                                                                                  -------------           -------------
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net sales                                                                           $ 189,360               $ 177,805
Cost of goods sold                                                                    168,191                 154,600
                                                                                    ---------               ---------
Gross profit                                                                           21,169                  23,205
Selling, general and administrative expenses                                            8,849                   8,655
                                                                                    ---------               ---------
Income from operations                                                                 12,320                  14,550
Other expenses:
     Interest expense, net                                                              3,952                   3,327
     Amortization and other, net                                                         (767)                    211
                                                                                    ---------               ---------
Income before income taxes                                                              9,135                  11,012
Income tax provision                                                                    2,824                   4,165
                                                                                    ---------               ---------
Net income                                                                              6,311                   6,847
Less preferred stock dividends                                                            (70)                    (70)
                                                                                    ---------               ---------
Net income applicable to common shares                                              $   6,241               $   6,777
                                                                                    =========               =========
Net income per common share--basic                                                  $    0.52               $    0.55
                                                                                    =========               =========
Basic weighted average number of common shares                                         12,034                  12,405
                                                                                    =========               =========
Net income per common share--diluted                                                $    0.51               $    0.54
                                                                                    =========               =========
Diluted weighted average number of common and common equivalent shares                 12,262                  12,543
                                                                                    =========               =========

See Notes to Condensed Consolidated Financial Statements.

WOLVERINE TUBE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                          APRIL 1,               DECEMBER 31,
                                                                                            2001                    2000
                                                                                         -----------             -----------
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)                                        (Unaudited)                (Note)
ASSETS
Current assets
     Cash and equivalents                                                                 $  22,856               $  23,458
     Accounts receivable, net                                                               117,722                 105,025
     Inventories                                                                            115,542                 108,164
     Refundable income taxes                                                                  3,680                  10,769
     Prepaid expenses and other                                                               4,315                   2,591
                                                                                          ---------               ---------
Total current assets                                                                        264,115                 250,007
Property, plant and equipment, net                                                          222,667                 215,491
Deferred charges and intangible assets, net                                                 111,734                 111,723
Assets held for resale                                                                        5,381                   5,381
Prepaid pensions                                                                              7,431                   7,753
                                                                                          ---------               ---------
Total assets                                                                              $ 611,328               $ 590,355
                                                                                          =========               =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable                                                                     $  56,259               $  51,904
     Accrued liabilities                                                                     17,901                  18,229
     Deferred income taxes                                                                    1,466                   1,493
     Short-term borrowings                                                                   10,227                  10,057
                                                                                          ---------               ---------
Total current liabilities                                                                    85,853                  81,683
Deferred income taxes                                                                        20,872                  21,190
Long-term debt                                                                              248,280                 231,163
Postretirement benefit obligation                                                            17,412                  17,272
Accrued environmental remediation                                                             2,091                   2,165
                                                                                          ---------               ---------
Total liabilities                                                                           374,508                 353,473

Minority interest                                                                             2,340                   2,508
Redeemable cumulative preferred stock, par value $1 per share; 20,000 shares
     issued and outstanding at April 1, 2001 and December 31, 2000                            2,000                   2,000
Stockholders' equity
     Cumulative preferred stock, par value $1 per share; 500,000 shares
         authorized                                                                              --                      --
     Common stock, par value $0.01 per share; 40,000,000 shares authorized, 14,217,098 and 14,214,318 shares issued as of April
         1, 2001 and December 31, 2000, respectively                                            142                     142
     Additional paid-in capital                                                             103,603                 103,589
     Retained earnings                                                                      189,289                 183,048
     Unearned compensation                                                                     (489)                   (613)
     Accumulated other comprehensive loss                                                   (20,593)                (14,320)
     Treasury stock, at cost; 2,179,900 shares as of April 1, 2001 and
         December 31, 2000                                                                  (39,472)                (39,472)
                                                                                          ---------               ---------
Total stockholders' equity                                                                  232,480                 232,374
                                                                                          ---------               ---------
Total liabilities, minority interest, redeemable cumulative preferred
     stock and stockholders' equity                                                       $ 611,328               $ 590,355
                                                                                          =========               =========

Note: The Balance Sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Condensed Consolidated Financial Statements.

WOLVERINE TUBE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                                        THREE-MONTH PERIOD ENDED:
                                                                                  APRIL 1, 2001         APRIL 2, 2000
                                                                                  -------------         -------------
(IN THOUSANDS)
OPERATING ACTIVITIES
Net income                                                                          $  6,311               $  6,847
Adjustments to reconcile net income to net cash used for operating activities:
     Depreciation and amortization                                                     4,680                  4,604
     Changes in operating assets and liabilities:
         Accounts receivable, net                                                    (14,672)               (14,196)
         Inventories                                                                  (8,912)                (9,478)
         Refundable income taxes                                                       7,092                  1,169
         Prepaid expenses and other                                                     (263)                   322
         Accounts payable                                                              2,908                  7,741
         Accrued liabilities including pension, postretirement benefit
             and environmental                                                           390                    293
                                                                                    --------               --------
Net cash used for operating activities                                                (2,466)                (2,698)

INVESTING ACTIVITIES
Additions to property, plant and equipment                                           (12,694)                (6,653)
Other                                                                                 (1,461)                    (5)
                                                                                    --------               --------
Net cash used for investing activities                                               (14,155)                (6,658)

FINANCING ACTIVITIES
Net borrowings from revolving credit facilities                                       17,586                 11,868
Principal payments on long-term debt                                                    (333)                  (345)
Issuance of common stock                                                                  --                     31
Purchase of treasury stock                                                                --                 (4,639)
Dividends paid on preferred stock                                                        (70)                   (70)
                                                                                    --------               --------
Net cash provided by financing activities                                             17,183                  6,845
Effect of exchange rate on cash and equivalents                                       (1,164)                  (208)
                                                                                    --------               --------
Net decrease in cash and equivalents                                                    (602)                (2,719)
Cash and equivalents at beginning of period                                           23,458                 26,894
                                                                                    --------               --------
Cash and equivalents at end of period                                               $ 22,856               $ 24,175
                                                                                    ========               ========

See Notes to Condensed Consolidated Financial Statements.

WOLVERINE TUBE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 1, 2001
(Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Wolverine Tube, Inc. (the "Company") and its majority-owned subsidiaries after elimination of significant intercompany accounts and transactions. The accompanying condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying condensed consolidated financial statements (and all information in this report) have not been examined by independent auditors; but, in the opinion of management, all adjustments, which consist of normal recurring accruals necessary for a fair presentation of the results for the periods, have been made. The results of operations for the three-month period ended April 1, 2001 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


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

The Company had accrued estimated environmental remediation costs of $2.1 million at April 1, 2001, consisting primarily of $0.8 million for the Decatur, Alabama facility; $0.1 million for the Greenville, Mississippi facility; $0.8 million for the Ardmore, Tennessee facility and $0.4 million for the Shawnee, Oklahoma facility (with respect to the Double Eagle Refinery site). Based on information currently available, the Company believes that the costs of these matters are not reasonably likely to have a material adverse effect on the Company's business, financial condition or results of operations.

NOTE 3.  INVENTORIES

Inventories are as follows:


                                            APRIL 1, 2001            December 31, 2000
                                            -------------            -----------------
(In thousands)
Finished products                             $ 28,546                    $ 25,886
Work-in-process                                 31,604                      26,719
Raw materials and supplies                      55,392                      55,559
                                              --------                    --------
Totals                                        $115,542                    $108,164
                                              ========                    ========

Approximately 59% of the total consolidated inventories at April 1, 2001 and December 31, 2000 are stated on the basis of last-in, first-out ("LIFO") method. The remaining inventories are valued using the average cost method.

NOTE 4.  INTEREST EXPENSE, NET

Interest expense is net of interest income and capitalized interest of $0.6 million and $0.4 million for the three-month period ended April 1, 2001, and $0.2 million and $43,000 for the three-month period ended April 2, 2000.

NOTE 5.  DERIVATIVES

The Company adopted Statement of Financial Accounting Standard (SFAS) No. 133 (subsequently amended by SFAS Nos. 137 and 138), Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. This statement requires that derivative instruments be recorded in the balance sheet as either assets or liabilities measured at fair value, and that changes in the fair value of the derivative instruments be recorded as unrealized gains or losses in either net income or other comprehensive income, depending on whether specific hedge accounting criteria are met.

In connection with the purchase of certain raw materials, principally copper, on behalf of firm contracts with customers, the Company has entered into commodity forward contracts as deemed appropriate for these customers to reduce the Company's risk of future price increases. The notional amount of these forward contracts, which were designated as fair value hedging instruments, was $16.9 million and $18.1 million at April 1, 2001 and January 1, 2001, respectively. The Company recorded an $11,000 increase to cost of goods sold for the three months ended April 1, 2001 for the ineffective portion of the change in fair value of these derivative instruments.

Also in connection with the purchase of certain raw materials, principally copper, for anticipated future contracts with customers, the Company has entered into commodity forward contracts through December 31, 2001 to reduce the Company's risk of future price increases. The notional amount of these forward contracts, which were designated as cash flow hedging instruments, was $12.5 million and $14.5 million at April 1, 2001 and January 1, 2001, respectively. Upon adoption of SFAS No. 133, the Company recorded the decline in fair value of these forward contracts of $0.4 million in accrued liabilities, $0.2 million in accumulated other comprehensive loss and a $0.2 million increase in cost of goods sold for the ineffective portion of the change in fair value of these derivative instruments. For the three months ended April 1, 2001, a decline in fair value of $1.3 million was recorded, $1.2 million in accumulated other comprehensive loss and a $0.1 million increase in cost of goods sold for the ineffective portion of the change in fair value of these derivative instruments.

At April 1, 2001, the Company had forward exchange contracts outstanding to purchase foreign currency with a notional value of $4.6 million and to sell foreign currency with a notional value of $2.4 million. These forward contracts were designated as fair value hedging instruments and there was no ineffective portion of the change in fair value of these forward contracts for the three month period ended April 1, 2001.

At April 1, 2001, in connection with the purchase of natural gas, the Company had commodity futures to purchase natural gas for the period of May 2001 through March 2002 with a notional value of $3.2 million. These future contracts were designated as cash flow hedging instruments and there was no ineffective portion of the change in fair value of these future contracts for the three months ended April 1, 2001. For the three months ended April 1, 2001, the Company recorded a decline in fair value of these instruments of $0.2 million in accrued liabilities and accumulated other comprehensive loss.

All derivative transactions are subject to the Company's risk management policy which does not permit speculative positions. The Company formally documents all relationships between hedging instruments and hedged items, its risk management objective and its strategy for undertaking the hedge. This process includes identification of the hedging instrument, the hedged transaction, the nature of the risk being hedged, and the method of assessing the effectiveness of the hedge.

NOTE 6.  DEBT

The Company has a $200 million Revolving Credit Facility (the "Facility") which matures on April 30, 2002. The Facility provides for a floating base interest rate that is, at the Company's election, either (a) the higher of the federal funds effective rate plus 0.50% or the prime rate, or (b) LIBOR plus a specified margin of 0.25% to 1.00%. Commitment fees on the unused available portion of the Facility range from 0.10% to 0.50%. As of April 1, 2001, the Company had approximately $100 million in outstanding borrowings and obligations under the Facility and approximately $100 million in additional borrowing availability thereunder.

NOTE 7.  COMPREHENSIVE INCOME

For the three-month periods ended April 1, 2001 and April 2, 2000, total comprehensive income was $38,000 and $6.2 million, respectively. Comprehensive income differs from net income due to foreign currency translation adjustments and, beginning in 2001, adjustments related to accounting for derivative instruments and hedging activities in accordance with SFAS No. 133 and subsequent amendments.

Comprehensive income is as follows:


                                                                                       THREE-MONTH PERIOD ENDED:
                                                                                  APRIL 1, 2001      APRIL 2, 2000
                                                                                  -------------      -------------
(IN THOUSANDS)
Net income                                                                          $ 6,311             $ 6,847
Translation adjustment for financial statements denominated in a foreign
       currency                                                                      (4,927)               (671)
Unrealized loss on cash flow hedges                                                  (1,346)                 --
                                                                                    -------             -------
Comprehensive income                                                                $    38             $ 6,176
                                                                                    =======             =======

NOTE 8.           INDUSTRY SEGMENTS

The Company's reportable segments are based on the Company's three product lines: commercial products, wholesale products and rod, bar, strip and other products. Commercial products consist primarily of high value added products sold directly to original equipment manufacturers. Wholesale products are commodity-type plumbing tube products, which are typically sold to a variety of customers. Rod, bar, strip and other products are sold to a variety of customers.

Summarized financial information concerning the Company's reportable segments is shown in the following table:


                                                                                     ROD, BAR, STRIP
                                                 COMMERCIAL          WHOLESALE           & OTHER          CONSOLIDATED
                                                 ----------          ---------       ---------------      ------------
(IN THOUSANDS)
THREE-MONTH PERIOD ENDED APRIL 1, 2001
     NET SALES                                    $136,602            $23,491            $29,267            $189,360
     GROSS PROFIT                                   18,743              2,315                111              21,169

Three-month period ended April 2, 2000
     Net sales                                    $124,313            $24,735            $28,757            $177,805
     Gross profit                                   17,215              4,048              1,942              23,205


NOTE 9.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                                          THREE-MONTH PERIOD ENDED:
                                                                      APRIL 1, 2001       APRIL 2, 2000
                                                                      -------------       -------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income                                                              $  6,311             $  6,847
Dividends on preferred stock                                                 (70)                 (70)
                                                                        --------             --------
Net income applicable to common shares                                  $  6,241             $  6,777
                                                                        ========             ========
                                                                          12,034               12,405
Basic weighted average common shares
Employee stock options                                                       228                  138
                                                                        --------             --------
Diluted weighted average common and common equivalent shares              12,262               12,543
                                                                        ========             ========

Net income per common share - basic                                     $   0.52             $   0.55
                                                                        ========             ========

Net income per common share - diluted                                   $   0.51             $   0.54
                                                                        ========             ========

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

On April 6, 2000, the Company also announced that the Board of Directors had authorized the Company to purchase an additional 1,000,000 shares of the Company's outstanding common stock. As of April 1, 2001, the Company had repurchased 179,900 shares of common stock under this program. The common stock repurchase program, which was extended on February 23, 2001, expires March 31, 2002.

NOTE 11. RECENT PRONOUNCEMENTS OF THE FASB

On January 1, 2001, the Company adopted SFAS No. 133, as amended, which established new accounting and reporting standards for derivative instruments (see Note 5).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED APRIL 1, 2001 COMPARED TO THREE-MONTH PERIOD ENDED APRIL 2, 2000

Consolidated net sales for the first quarter ending April 1, 2001 were $189.4 million, an increase of $11.6 million, or 6.5%, from net sales of $177.8 million in the first quarter ending April 2, 2000. Sales increased as a result of a richer mix of products sold, including the addition of joining products, which resulted from the acquisition of Wolverine Joining Technologies in September 2000, and increased volumes of technical tube. The average COMEX price was $0.82 per pound in both the first quarter of 2001 and 2000. Pounds shipped increased 0.7 million pounds, or 0.7%, in the first quarter of 2001 to
100.2 million from 99.5 million in 2000.

Pounds of commercial products shipped increased by 0.3 million pounds, or 0.5%, in the first quarter of 2001 to 62.3 million, from 61.9 million in the first quarter of 2000. The increase in shipments was primarily due to increased demand for technical tube over the relatively weak prior period and the addition of joining products. This increase was largely offset by lower volumes of industrial tube, which reflects the slowdown in the residential air conditioning and appliance markets and lower alloy tube shipments, primarily resulting from the Company's strategy to enhance the operating results of this product. The Company also had a lower volume of fabricated products in the first quarter of 2001 versus 2000. Sales of commercial products increased $12.3 million, or 9.9%, in the first quarter of 2001 to $136.6 million from $124.3 million in 2000. Sales increased due to the addition of joining products and due to increased volumes of technical tube. Gross profit from commercial products increased by $1.5 million, or 8.9%, in the first quarter of 2001 to $18.7 million from $17.2 million in 2000. The increase in gross profit was the result of higher technical tube volumes and the addition of Wolverine Joining Technologies. The increase in gross profit was partially offset by lower volumes of industrial tube and fabricated products.

Pounds of wholesale products shipped increased by 0.8 million pounds, or 5.1%, in the first quarter of 2001 to 17.2 million pounds from 16.4 million pounds in 2000. Sales of wholesale products decreased $1.2 million, or 5.0%, in the first quarter of 2001 to $23.5 million from $24.7 million in 2000, reflecting a significant decline in pricing due to sluggish demand and aggressive competitive pricing. Gross profit from wholesale products decreased $1.7 million, or 42.8%, in the first quarter of 2001 to $2.3 million from $4.0 million in 2000.

Pounds of rod, bar, strip and other products shipped decreased by 0.5 million pounds, or 2.3%, in the first quarter of 2001 to 20.7 million from 21.2 million in 2000, primarily due to a change in the mix of products sold, from heavy-gauge strip to a light-gauge strip. Sales of rod, bar, strip and other products increased $0.5 million, or 1.8%, in the first quarter of 2001 to $29.3 million from $28.8 million in 2000. Gross profit from rod, bar, strip and other products decreased $1.8 million in the first quarter of 2001 to $111,000 from $1.9 million. The decrease in gross profit was due to inefficiencies incurred in the transition from heavy-gauge to light-gauge strip and to additional costs incurred as the Company prepared to consolidate production of strip products into one facility, versus the two facilities that currently participate in the manufacturing process.

Consolidated gross profit decreased 8.8% in the first quarter of 2001 to $21.2 million from $23.2 million in 2000. Gross profit was negatively impacted by the aforementioned decline in pricing for wholesale products and inefficiencies in the production of strip products. Additionally, gross profit was negatively impacted by approximately $2.2 million of higher energy, transportation and healthcare costs, which the Company was able to partially mitigate through its cost reduction efforts, capital improvement programs and energy hedging programs.

Consolidated selling, general and administrative expenses for the first quarter of 2001 increased 2.2% to $8.8 million, compared with $8.7 million in 2000, while remaining approximately five percent of sales for both the first quarter of 2001 and 2000. Excluding the selling, general and administrative expenses of Wolverine Joining Technologies, which was acquired in September 2000, selling, general and administrative expenses decreased approximately four percent, or $0.4 million.

Consolidated net interest expense for the first quarter of 2001 increased $0.6 million to $3.9 million, compared to $3.3 million in 2000. The increase in interest expense is the result of having approximately $100 million in outstanding borrowings and obligations under the Revolving Credit Facility at April 1, 2001, versus approximately $46 million at April 2, 2000, reflecting the funding of the Wolverine Joining Technologies acquisition and seasonal borrowings of the Company. Partially mitigating the increase in interest expense was an increase of $0.4 million of interest income and an increase of $0.3 million of capitalized interest.

Amortization and other, net was $0.8 million of income in the first quarter of 2001, as compared to expense of $0.2 million in 2000. This change was primarily the result of a foreign currency exchange gain of $0.7 million in 2001 versus a foreign currency exchange loss of $27,000 in 2000. These foreign currency gains and losses are largely attributable to fluctuations in the Canadian to U.S. dollar exchange rate. Amortization expense remained approximately the same in the first quarter of 2001 as compared to the first quarter of 2000.

The effective tax rate for the first quarter of 2001 was 30.9% versus 37.8% in 2000. Absent a $0.4 million non-recurring tax benefit recorded by the Company for its Canadian operations in the first quarter of 2001, the effective tax rate for the first quarter of 2001 would have been approximately 35.0%. The decrease in the effective tax rate in the first quarter of 2001 resulted from more income from tax jurisdictions with lower tax rates than in the first quarter of 2000.

Consolidated net income in the first quarter of 2001 was $6.3 million, or $0.51 per diluted share, compared to $6.8 million, or $0.54 per diluted share, in 2000.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used for operating activities totaled $2.5 million in the first quarter of 2001 as compared to $2.7 million in the first quarter of 2000. The increase in net accounts receivable in the first quarter of 2001 and 2000 was primarily due to increased sales over levels recorded in the fourth quarter of 2000 and 1999, respectively. Inventories increased primarily due to the seasonal nature of the business. The Company received $7.1 million of refundable income taxes in the first quarter of 2001, primarily the refund of an overpayment of estimated 2000 tax payments.

Capital expenditures were $12.7 million in the first quarter of 2001 as compared to $6.7 million in 2000, primarily due to increased spending under the Company's capital improvement program, Project 21. The Company currently expects to spend approximately $35 to $40 million in 2001 as it completes its Project 21 program. The Company capitalized $1.5 million of other costs in the first quarter of 2001 related primarily to its acquisition of Wolverine Joining Technologies.

The Company's Revolving Credit Facility (the "Facility") matures on April 30, 2002. The Company believes that it will be able to establish a new credit facility in advance of the April 30, 2002 maturity date. The Facility provides for a floating base interest rate that is, at the Company's election, either
(a) the higher of the federal funds effective rate plus 0.50% or the prime rate, or (b) LIBOR plus a specified margin of 0.25% to 1.00%. Commitment fees on the unused available portion of the Facility range from 0.10% to 0.50%. As of April 1, 2001, the Company had approximately $100 million in outstanding borrowings and obligations under the Facility and approximately $100 million in additional borrowing availability thereunder.

The Company believes that it will be able to satisfy its existing working capital needs, interest obligations, stock repurchases and capital expenditure requirements with cash flow from operations and funds available from the Facility.

SUBSEQUENT EVENTS

On April 10, 2001, Wolverine Ratcliffs Inc. ("WRI") announced its plan to consolidate its strip manufacturing capabilities in its facility in Fergus, Ontario, Canada. This will result in the closure of the Ratcliffs Severn facility in Richmond Hill, Ontario, Canada. The closing will be substantially completed by the end of the third quarter of 2001. The Company anticipates recognizing a restructuring charge of $4.0 to $4.5 million in the second quarter of 2001 related to the closure and severance costs and anticipates that the operating results of its strip products will improve substantially as a result of the consolidation.

ENVIRONMENTAL

The Company's facilities and operations are subject to extensive environmental laws and regulations. During the three-month period ended April 1, 2001, the Company spent approximately $73,000 on environmental matters, which included remediation costs, monitoring costs, and legal and other costs. The Company has a reserve of approximately $2.1 million for environmental remediation costs, which is reflected in the Company's Condensed Consolidated Balance Sheet. Based upon information currently available, the Company believes that the costs of environmental matters described below are not reasonably likely to have a material adverse effect on the Company's business, financial condition or results of operations.

Oklahoma City, Oklahoma

The Company is one of a number of Potentially Responsible Parties ("PRPs") named by the United States Environmental Protection Agency (the "EPA") with respect to the soil and groundwater contamination at the Double Eagle Refinery Superfund site in Oklahoma City, Oklahoma. The costs associated with the cleanup of this site will be entirely borne by the PRPs, as the site owner has filed for bankruptcy protection. In March 1993, twenty-three PRPs named with respect to the soil contamination of the site, including the Company, submitted a settlement offer to the EPA. Settlement between the PRPs, the EPA and the State of Oklahoma is awaiting action on a draft agreement which has been submitted to the Department of Justice (the "DOJ") for review and approval. The settlement under review by the DOJ would provide for each PRP's liability to be limited to a pro rata share of an aggregate amount based on the EPA'a worst-case cost scenario to remediate the site. Under the current proposal, the Company's settlement amount is estimated to be $0.4 million.

Decatur, Alabama

In 1999, the Company negotiated a new Consent Order under Section 3008(h) of the Resource Conservation and Recovery Act (the "Order"). The Order incorporated the Corrective Measures Study ("CMS") submitted to the EPA regarding a waste burial site at the Decatur, Alabama facility. The Order also included an upgrade to an existing chrome groundwater remediation system. The CMS proposes current monitoring and site maintenance. The remaining monitoring, legal and other costs related to the groundwater remediation project are estimated to be $0.8 million. The cost to the Company to comply with the CMS, as currently approved, is not expected to have a material adverse effect on the Company's business, financial condition or results of operations.

In July of 2000, the Company notified the Alabama Department of Environmental Management of low levels of certain volatile organic chemicals and petroleum hydrocarbons detected in the groundwater at the Decatur, Alabama facility during the expansion of the facility. The Company expects to further define the extent of any contamination and execute any necessary remedies once construction in the area is completed.

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

Greenville, Mississippi

Following the Company's acquisition of its Greenville, Mississippi facility (the "Greenville facility"), a preliminary investigation disclosed volatile organic compounds in soil and groundwater at the site. The Company entered into a consent agreement with the Mississippi Department of Environmental Quality (the "MDEQ") on July 15, 1997. Remediation efforts began in the third quarter of 1997 and were expected to take approximately three years. The Company recently submitted a report of remediation activities and requested that the MDEQ allow it to cease active remediation and begin post-closure monitoring. However, there can be no assurance that remediation efforts will be allowed to be permanently discontinued, and operations, maintenance and other expenses of the remediation system may continue for a longer period of time. Through October 3, 1998, applicable costs of testing and remediation required at the Greenville facility had been shared with the former owners of the facility pursuant to the terms of an Escrow Agreement established at the time the facility was acquired. Subsequent to October 3, 1998, the Company released the former owners of the facility from liability related to the remediation of the Greenville facility following the receipt of a $145,000 settlement payment. The Company estimates the remaining investigative and remedial costs could total $0.1 million under the remediation plan the Company adopted, but these costs could increase if additional remediation is required.

The Company has previously entered into the Mississippi Brownfield Program for industrial site redevelopment. The Company has delineated the Brownfield site, prepared and submitted a Brownfield contingency monitoring plan, and is implementing passive remediation at the site. The Company anticipates long-term monitoring of the site to continue until the concentrations of contaminants reach the MDEQ target goals.

Altoona, Pennsylvania

With respect to the Altoona, Pennsylvania facility, the Company has entered into the State of Pennsylvania Department of Environmental Protection Act II Program (the "Program"). The Program was entered to address issues of contamination from closed hazardous waste lagoons and oil contamination of soil at such facility. The hazardous waste lagoons were closed in 1982. The Program is a voluntary site remediation program which allows the Company to direct the site evaluation and any eventual remediation. Preliminary costs are estimated at $0.2 million to complete the investigation phase of the Program. Once the investigation phase is completed, a decision on remediation (if any) will be made. Insufficient information exists at this point to estimate any remediation costs or if remediation will be required. It is the Company's position that the previous owner indemnified the Company for any liability in the matter. The Company is pursuing this indemnification with Millennium Chemicals (formerly National Distillers), and thus no liability has been recorded at April 1, 2001.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At April 1, 2001, the Company had forward exchange contracts outstanding to purchase foreign currency with a notional value of $4.6 million and to sell foreign currency with a notional value of $2.4 million. As of April 1, 2001, the Company had an unrealized gain of $0.1 million associated with these forward contracts. The potential loss in fair value for these forward contracts from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $0.7 million.

In connection with the purchase of certain raw materials, principally copper, on behalf of certain customers for future manufacturing requirements, the Company has entered into commodity forward contracts as deemed appropriate for these customers to reduce the Company's risk of future price increases. The amount of forward contracts and their respective fair values have materially changed since December 31, 2000 primarily due to the change in copper prices.

At December 31, 2000, the Company had contracts hedging certain future commodity purchases through December 2001 of $32.7 million. The estimated fair value of these outstanding contracts was approximately $31.8 million at December 31, 2000. At April 1, 2001, the Company had contracts hedging certain future commodity purchases through December 2001 of $29.4 million. The estimated fair value of these outstanding contracts was approximately $26.5 million at April 1, 2001. The potential loss in fair value for these forward contracts from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $2.9 million.

In connection with the purchase of natural gas, the Company has entered into commodity futures contracts to purchase natural gas for the period of May 2001 through March 2002. These contracts are accounted for as hedges and, accordingly, realized gains and losses are recognized in cost of goods sold upon settlement. At April 1, 2001, the Company had outstanding contracts with a notional value of $3.2 million and an unrealized gain of $0.1 million based on the price of the futures at April 1, 2001. The potential loss in fair value for these forward contracts from a hypothetical 10% adverse change in quoted futures rates would be approximately $0.3 million.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         There were no material legal proceeding developments during the three-month period ended April 1, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.1 First Amendment to Amended and Restated 1993 Stock Option Plan for Outside Directors of Wolverine Tube, Inc.

         (b)      Reports on Form 8-K

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

                  A current report on Form 8-K was filed on May 1, 2001 related to the reporting of earnings for the first quarter of 2001.

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


Dated:   May 14, 2001