Form 10-Q
period 2001-07-01
WOLVERINE TUBE INC
filed 2001-08-15
CIK 821407

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 1, 2001


                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

                         Commission file number 1-12164
                                                -------

                              WOLVERINE TUBE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                              63-0970812
             --------                              ----------
      (State of Incorporation)           (IRS Employer Identification No.)


200 Clinton Avenue West, Suite 1000
Huntsville, Alabama                                   35801
----------------------------------------              -----
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

                                 YES [X]   NO [ ]

Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date:

             Class                        Outstanding as of August 7, 2001
             -----                        --------------------------------
  Common Stock, $0.01 Par Value                  14,260,353 Shares

                                    FORM 10-Q

                                QUARTERLY REPORT

                                TABLE OF CONTENTS


                                                                                  Page No.
                                     PART I
Item 1.  Financial Statements

         Condensed Consolidated Statements of Income (Unaudited)--
         Three-Month and Six-Month Periods Ended
         July 1, 2001 and July 2, 2000..........................................     1

         Condensed Consolidated Balance Sheets
         July 1, 2001 and December 31, 2000.....................................     2

         Condensed Consolidated Statements of Cash Flows (Unaudited)--
         Six-Month Periods Ended July 1, 2001 and July 2, 2000..................     3

         Notes to Condensed Consolidated Financial Statements
         (Unaudited)............................................................     4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations....................................    10

Item 3.  Qualitative and Quantitative Disclosures About Market Risk.............    20

                                     PART II

Item 1.  Legal Proceedings......................................................    21

Item 4.  Submission of Matters to a Vote of Security Holders....................    21

Item 6.  Exhibits and Reports on Form 8-K.......................................    21

ITEM 1.           FINANCIAL STATEMENTS


WOLVERINE TUBE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                         Three-month period ended:        Six-month period ended:
                                                       JULY 1, 2001    July 2, 2000   JULY 1, 2001    July 2, 2000
    ----------------------------------------------------------------------------------------------------------------
    (In thousands except per share amounts)
    Net sales                                             $174,849        $179,547       $364,209        $357,352
    Cost of goods sold                                     152,645         154,788        320,836         309,388
    ----------------------------------------------------------------------------------------------------------------
    Gross profit                                            22,204          24,759         43,373          47,964
    Selling, general and administrative expenses             8,911           8,602         17,760          17,257
    Restructuring and other charges                          4,693              --          4,693              --
    ----------------------------------------------------------------------------------------------------------------
    Income from operations                                   8,600          16,157         20,920          30,707
    Other expenses:
         Interest expense, net                               3,511           3,036          7,463           6,363
         Amortization and other, net                           412             326           (355)            537
    ----------------------------------------------------------------------------------------------------------------
    Income before income taxes                               4,677          12,795         13,812          23,807
    Income tax provision                                     1,203           4,786          4,027           8,951
    ----------------------------------------------------------------------------------------------------------------
    Net income                                               3,474           8,009          9,785          14,856
    Less preferred stock dividends                             (70)            (70)          (140)           (140)
    ----------------------------------------------------------------------------------------------------------------
    Net income applicable to common shares                $  3,404        $  7,939       $  9,645        $ 14,716
    ================================================================================================================

    Net income per common share--basic                    $   0.28        $   0.66       $   0.80        $   1.20
    ================================================================================================================
    Basic weighted average number of common
         shares                                             12,073          12,116         12,063          12,262
    ================================================================================================================

    Net income per common share--diluted                  $   0.27        $   0.64       $   0.78        $   1.18
    ================================================================================================================
    Diluted weighted average number of common and
         common equivalent shares                           12,405          12,328         12,311          12,430
    ================================================================================================================

    See Notes to Condensed Consolidated Financial Statements.

WOLVERINE TUBE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                       JULY 1,        December 31,
                                                                                        2001             2000
  ----------------------------------------------------------------------------------------------------------------
  (In thousands except share and per share amounts)                                 (Unaudited)         (Note)
  ASSETS
  Current assets
       Cash and equivalents                                                           $ 26,114          $ 23,458
       Accounts receivable, net                                                        107,302           105,025
       Inventories                                                                     116,118           108,164
       Refundable income taxes                                                           4,245            10,769
       Prepaid expenses and other                                                        4,887             2,591
  ----------------------------------------------------------------------------------------------------------------
  Total current assets                                                                 258,666           250,007
  Property, plant and equipment, net                                                   229,356           215,491
  Deferred charges and intangible assets, net                                          110,971           111,723
  Assets held for resale                                                                 5,381             5,381
  Prepaid pensions                                                                       7,278             7,753
  ----------------------------------------------------------------------------------------------------------------
  Total assets                                                                        $611,652          $590,355
  ================================================================================================================
  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
       Accounts payable                                                               $ 49,157          $ 51,904
       Accrued liabilities                                                              25,584            18,229
       Deferred income taxes                                                             1,488             1,493
       Short-term borrowings                                                           102,919            10,057
  ----------------------------------------------------------------------------------------------------------------
  Total current liabilities                                                            179,148            81,683
  Deferred income taxes                                                                 21,133            21,190
  Long-term debt                                                                       149,776           231,163
  Postretirement benefit obligation                                                     16,437            17,272
  Accrued environmental remediation                                                      2,023             2,165
  ----------------------------------------------------------------------------------------------------------------
  Total liabilities                                                                    368,517           353,473

  Minority interest                                                                      1,713             2,508

  Redeemable cumulative preferred stock, par value $1 per share; 20,000 shares
       issued and outstanding at July 1, 2001 and December 31, 2000                      2,000             2,000

  Stockholders' equity
       Cumulative preferred stock, par value $1 per share; 500,000 shares
           authorized                                                                       --                --
       Common stock, par value $0.01 per share; 40,000,000 shares authorized, 14,258,001 and 14,214,318 shares issued as of July 1,
           2001 and December 31, 2000, respectively                                        142               142
       Additional paid-in capital                                                      103,716           103,589
       Retained earnings                                                               192,693           183,048
       Unearned compensation                                                              (381)             (613)
       Accumulated other comprehensive loss                                            (17,276)          (14,320)
       Treasury stock, at cost; 2,179,900 shares as of July 1, 2001 and
           December 31, 2000                                                           (39,472)          (39,472)
  ----------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                           239,422           232,374
  ----------------------------------------------------------------------------------------------------------------
  Total liabilities, minority interest, redeemable cumulative preferred stock
       and stockholders' equity                                                       $611,652          $590,355
  ================================================================================================================

Note: The Balance Sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See Notes to Condensed Consolidated Financial Statements.

WOLVERINE TUBE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                       Six-month period ended:
                                                                                    JULY 1, 2001      July 2, 2000
  -----------------------------------------------------------------------------------------------------------------
  (IN THOUSANDS)
  OPERATING ACTIVITIES
  Net income                                                                          $  9,785          $14,856
  Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                     9,485            8,964
       Non-cash portion of restructuring charge                                            163               --
       Other non-cash charges                                                              357              229
       Changes in operating assets and liabilities:
           Accounts receivable, net                                                     (2,765)         (17,962)
           Inventories                                                                  (8,210)          (9,273)
           Refundable income taxes                                                       6,562            2,824
           Prepaid expenses and other                                                   (2,045)             195
           Accounts payable                                                              2,574           12,359
           Accrued liabilities including pension, postretirement benefit
           and environmental                                                              (471)             490
  -----------------------------------------------------------------------------------------------------------------
  Net cash  provided by operating activities                                            15,435           12,682

  INVESTING ACTIVITIES
  Purchases of property, plant and equipment                                           (21,773)         (16,272)
  Other                                                                                 (1,588)               6
  -----------------------------------------------------------------------------------------------------------------
  Net cash used for investing activities                                               (23,361)         (16,266)

  FINANCING ACTIVITIES
  Net borrowings from revolving credit facilities                                       12,060            5,800
  Principal payments on long-term debt                                                    (966)            (345)
  Issuance of common stock                                                                 113               35
  Purchase of treasury stock                                                                --           (7,147)
  Dividends paid on preferred stock                                                       (140)            (140)
  -----------------------------------------------------------------------------------------------------------------
  Net cash provided by  (used for) financing activities                                 11,067           (1,797)
  Effect of exchange rate on cash and equivalents                                         (485)            (604)
  -----------------------------------------------------------------------------------------------------------------
  Net increase (decrease) in cash and equivalents                                        2,656           (5,985)
  Cash and equivalents at beginning of period                                           23,458           26,894
  -----------------------------------------------------------------------------------------------------------------
  Cash and equivalents at end of period                                               $ 26,114          $20,909
  =================================================================================================================

  See Notes to Condensed Consolidated Financial Statements.

WOLVERINE TUBE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 1, 2001
(Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Wolverine Tube, Inc. (the "Company") and its majority-owned subsidiaries after elimination of significant intercompany accounts and transactions. The accompanying condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying condensed consolidated financial statements (and all information in this report) have not been examined by independent auditors; but, in the opinion of management, all adjustments, which consist of normal recurring accruals necessary for a fair presentation of the results for the periods, have been made. The results of operations for the three-month and six-month periods ended July 1, 2001 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

The Company had accrued estimated environmental remediation costs of $2.0 million at July 1, 2001, consisting primarily of $0.8 million for the Decatur, Alabama facility; $ 0.1 million for the Greenville, Mississippi facility; $0.7 million for the Ardmore, Tennessee facility and $0.4 million for the Shawnee, Oklahoma facility (with respect to the Double Eagle Refinery site).

NOTE 3.  INVENTORIES

Inventories are as follows:

                                                JULY 1, 2001     December 31, 2000
----------------------------------------------------------------------------------
(In thousands)
Finished products                                 $ 23,815            $ 25,886
Work-in-process                                     31,242              26,719
Raw materials and supplies                          61,061              55,559
----------------------------------------------------------------------------------
Totals                                            $116,118            $108,164
==================================================================================

Approximately 57% of the total consolidated inventories at July 1, 2001 and 58% at December 31, 2000 are stated on the basis of last-in, first-out ("LIFO") method. The remaining inventories are valued using the average cost method.

NOTE 4.  INTEREST EXPENSE, NET

Interest expense is net of interest income and capitalized interest of $0.2 million and $0.5 million for the three-month period ended July 1, 2001, and $0.2 million and $0.4 million for the three-month period ended July 2, 2000. Interest expense is net of interest income and capitalized interest of $0.9 million and $0.9 million for the six-month period ended July 1, 2001 and $0.4 million and $0.4 million for the six-month period ended July 2, 2000.

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

In connection with the purchase of certain raw materials, principally copper, on behalf of firm contracts with customers, the Company has entered into commodity forward contracts through December 31, 2002 as deemed appropriate for these customers to reduce their risk of future price increases. The notional amount of these forward contracts, which were designated as fair value hedging instruments, was $15.7 million, $16.9 million and $18.1 million at July 1, 2001, April 1, 2001 and January 1, 2001, respectively. For the six months ended July 1, 2001, a $34,000 increase to cost of goods sold was recorded for the ineffective portion of the change in fair value of these derivative instruments.

Also in connection with the purchase of certain raw materials, principally copper, for anticipated future contracts with customers, the Company has entered into commodity forward contracts through December 31, 2002 to reduce the Company's risk of future price increases. The notional amount of these forward contracts, which were designated as cash flow hedging instruments, was $ 27.4 million, $12.5 million and $14.5 million at July 1, 2001, April 1, 2001 and January 1,

2001, respectively. For the six-months ended July 1, 2001, a decline in fair value of these forward contracts of $1.9 million was recorded, $1.8 million in accumulated other comprehensive loss and a $0.1 million increase in cost of goods sold for the ineffective portion of the change in fair value of these derivative instruments.

At July 1, 2001, the Company had forward exchange contracts outstanding to purchase foreign currency with a notional value of $4.7 million and to sell foreign currency with a notional value of $1.6 million. These forward contracts were designated as fair value hedging instruments and there was no ineffective portion of the change in fair value of these forward contracts for the period ended July 1, 2001.

At July 1, 2001, in connection with the purchase of natural gas, the Company had commodity futures to purchase natural gas for the period of August 2001 through March 2002 with a notional value of $2.7 million. These future contracts were designated as cash flow hedging instruments and there was no ineffective portion of the change in fair value of these future contracts for the period ended July 1, 2001. For the six-months ended July 1, 2001, the Company recorded a decline in fair value of these instruments of $0.9 million in accrued liabilities and accumulated other comprehensive loss.

All derivative transactions are subject to the Company's risk management policy, which does not permit speculative positions. The Company formally documents all relationships between hedging instruments and hedged items, its risk management objective and its strategy for undertaking the hedge. This process includes identification of the hedging instrument, the hedged transaction, the nature of the risk being hedged, and the method of assessing the effectiveness of the hedge.

NOTE 6.  DEBT

The Company has a $200 million Revolving Credit Facility (the "Facility") which matures on April 30, 2002. At July 1, 2001, the Company has reclassified $94.0 million of outstanding borrowings under the Facility from long-term debt to current liabilities. As of July 1, 2001, the Company had approximately $97.5 million in outstanding borrowings and obligations under the Facility and approximately $102.5 million in additional borrowing availability thereunder.

The Facility contains several financial covenants and other covenants relating to intercompany indebtedness. At July 1, 2001, the Company was in violation of its maximum leverage ratio for the second quarter of 2001 and the limits of intercompany indebtedness. On August 8, 2001, the Company and the lenders executed the Fifth Amendment and Limited Waiver to Credit Agreement regarding these debt covenant violations and modified certain financial covenants for the last six-months of 2001. In conjunction with these waivers, the floating base interest rate on the Facility was changed to LIBOR plus 0.75% to 2.00%.

NOTE 7.  COMPREHENSIVE INCOME

For the three-month periods ended July 1, 2001 and July 2, 2000, total comprehensive income was $6.8 million and $6.4 million, respectively. For the six-month periods ended July 1, 2001 and July 2, 2000, total comprehensive income was $6.8 million and $12.5 million respectively. Comprehensive income differs from net income due to foreign currency translation adjustments and, beginning in 2001, adjustments related to accounting for derivative instruments and hedging activities in accordance with SFAS No. 133 and subsequent amendments.

Comprehensive income is as follows:


                                                     Three-month period ending:         Six-month period ended:
                                                    JULY 1, 2001    JULY 2, 2000     JULY 1, 2001    JULY 2, 2000
-----------------------------------------------------------------------------------------------------------------
(In thousands)
Net income                                              $3,474          $ 8,009        $ 9,785          $14,856
Translation adjustment for financial statements
       denominated in a foreign currency                 3,689           (1,650)        (1,238)          (2,321)
Unrealized loss on cash flow hedges, net of tax           (372)              --         (1,718)              --
-----------------------------------------------------------------------------------------------------------------
Comprehensive income                                    $6,791          $ 6,359        $ 6,829          $12,535
==================================================================================================================

NOTE 8.  RESTRUCTURING AND OTHER CHARGES

During the second quarter of 2001, the Company recognized restructuring and other charges of $4.7 million ($2.8 million net of tax) related to the closure of the Ratcliffs Severn facility in Richmond Hill, Ontario, Canada. The closure resulted from the Company's plan to consolidate its strip manufacturing capabilities into one facility at Fergus, Ontario, Canada in order to achieve cost and manufacturing efficiencies. The Company accrued and charged to expense $3.4 million for severance benefits for approximately 135 salaried and hourly employees. As of July 1, 2001, the Company had charged $0.2 million against the liability for severance benefits and had terminated 19 of 135 employees. The restructuring charge also included $1.3 million of other costs related to the consolidation of the strip manufacturing capabilities, including a $0.1 million write-off of impaired assets. As of July 1, 2001, the Company had charged $0.4 million against the liability for professional fees and other costs. The Company anticipates that the restructuring will be substantially completed by the end of the third quarter of 2001.

NOTE 9.  INDUSTRY SEGMENTS

The Company's reportable segments are based on the Company's three product lines: commercial products, wholesale products and rod, bar, strip and other products. Commercial products consist primarily of high value added products sold directly to original equipment manufacturers. Wholesale products are commodity-type plumbing tube products, which are primarily sold to plumbing wholesalers and distributors. Rod, bar, strip and other products are sold to a variety of customers.

Summarized financial information concerning the Company's reportable segments is shown in the following table:


                                                                          Rod, Bar, Strip
                                              Commercial      Wholesale        & Other     Consolidated
---------------------------------------------------------------------------------------------------------------------
(In thousands)
THREE-MONTH PERIOD ENDED JULY 1, 2001
     NET SALES                                  $124,499        $25,776        $24,574        $174,849
     GROSS PROFIT                                 18,180          2,911          1,113          22,204

Three-month period ended July 2, 2000
     Net sales                                  $126,813        $24,550        $28,184        $179,547
     Gross profit                                 19,038          3,162          2,559          24,759


SIX-MONTH PERIOD ENDED JULY 1, 2001
     NET SALES                                  $261,101        $49,267        $53,841        $364,209
     GROSS PROFIT                                 36,923          5,226          1,224          43,373


Six-month period ended July 2, 2000
     Net sales                                  $251,126        $49,285        $56,941        $357,352
     Gross profit                                 36,253          7,210          4,501          47,964


NOTE 10. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                 Three-month period ended:            Six-month period ended:
                                               JULY 1, 2001      July 2, 2000     JULY 1, 2001      July 2, 2000
------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
Net income                                         $ 3,474           $ 8,009           $ 9,785           $14,856
Dividends on preferred stock                           (70)              (70)             (140)             (140)
==================================================================================================================
Net income applicable to common shares             $ 3,404           $ 7,939           $ 9,645           $14,716
==================================================================================================================
Basic weighted average common shares                12,073            12,116            12,063            12,262
Employee stock options                                 332               212               248               168
------------------------------------------------------------------------------------------------------------------
Diluted weighted average common and
  common equivalent shares                          12,405            12,328            12,311            12,430
==================================================================================================================
Net income per common share - basic                $  0.28           $  0.66           $  0.80             $1.20
==================================================================================================================
Net income per common share - diluted              $  0.27           $  0.64           $  0.78             $1.18
==================================================================================================================

NOTE 11. STOCK REPURCHASE PLAN

In September 1998, the Company announced that the Board of Directors had authorized the Company to purchase up to 1,000,000 shares of the Company's outstanding common stock in the open market from time to time as market conditions warranted. In July 1999, the Company announced that the Board of Directors had authorized an increase in the amount of this common stock repurchase program up to 2,000,000 shares. On July 6, 2000, the Company announced completion of this common stock repurchase program at an aggregate purchase price of $36.7 million and the repurchase of 2,000,000 shares.

On April 6, 2000, the Company also announced that the Board of Directors had authorized the Company to purchase an additional 1,000,000 shares of the Company's outstanding common stock. As of July 1, 2001, the Company had repurchased 179,900 shares of common stock under this program. The common stock repurchase program, which was extended on February 23, 2001, expires March 31, 2002.

NOTE 12. RECENT PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142 Goodwill and Other Intangible Assets. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 presumes that goodwill has an indefinite useful life and thus should not be amortized but rather tested at least annually for impairment. Intangible assets will still be amortized over their useful lives under SFAS No. 142

Effective January 1, 2002, the Company will adopt SFAS No. 142. The Company has not yet determined the amount, if any, of goodwill impairment under the specific guidance of SFAS No. 142. The Company has $111.0 million of net deferred charges and intangible assets at July 1, 2001, of which $107.1 million is goodwill. Amortization expense of goodwill for the year ended December 31, 2001 is estimated to be $3.3 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED JULY 1, 2001 COMPARED TO
THREE-MONTH PERIOD ENDED JULY 2, 2000

Consolidated net sales for the second quarter ended July 1, 2001 were $174.8 million, a decrease of $4.7 million, or 2.6%, from net sales of $179.5 million in the second quarter ended July 2, 2000. Sales decreased primarily as a result of a slowing North American economy as well as internationally due to a strong U.S. dollar relative to other currencies. Decreases in sales of industrial tube, fabricated products and strip products were partially offset by the addition of joining products. The average COMEX price was $0.75 per pound in the second quarter of 2001 compared with $0.80 per pound in 2000. Pounds shipped decreased
8.1 million pounds, or 7.9%, in the second quarter of 2001 to 94.6 million from
102.7 million in 2000.

Pounds of commercial products shipped decreased by 5.6 million pounds, or 8.7%, in the second quarter of 2001 to 58.4 million, from 64.0 million in the second quarter of 2000. The decrease in shipments was primarily due to lower volumes of industrial tube and fabricated products, reflecting a weak economy and cooler weather. Lower alloy tube shipments primarily resulted from the Company's strategy to enhance the operating results of this product. These volume decreases were partially offset by a marginal increase in technical tube shipments and the addition of joining products. Sales of commercial products decreased $2.3 million, or 1.8%, in the second quarter of 2001 to $124.5 million from $126.8 million in 2000. Sales decreased due to lower volumes of industrial tube, fabricated products and alloy tube. These declines in sales were largely offset by the addition of joining products. Gross profit from commercial products decreased by $0.8 million, or 4.5%, in the second quarter of 2001 to $18.2 million from $19.0 million in 2000.

Pounds of wholesale products shipped increased by 2.7 million pounds, or 15.6%, in the second quarter of 2001 to 19.8 million pounds from 17.1 million pounds in 2000. Sales of wholesale products increased $1.3 million, or 5.0%, in the second quarter of 2001 to $25.8 million from $24.5 million in 2000. Gross profit from wholesale products decreased $0.3 million, or 7.9%, in the second quarter of 2001 to $2.9 million from $3.2 million in 2000, reflecting the negative impact of a 20% decline in pricing.

Pounds of rod, bar, strip and other products shipped decreased by 5.2 million pounds, or 24.2%, in the second quarter of 2001 to 16.4 million from 21.6 million in 2000, primarily due to a change in the mix of products sold, from heavy-gauge strip to a light-gauge strip. Sales of rod, bar, strip and other products decreased $3.6 million, or 12.8%, in the second quarter of 2001 to $24.6 million from $28.2 million in 2000. Gross profit from rod, bar, strip and other products decreased $1.5 million in the second quarter of 2001 to $1.1 million from $2.6 million in 2000. The decrease in gross profit was primarily due to inefficiencies incurred in the transition from heavy-gauge to light-gauge strip and to additional costs incurred as the Company consolidates production of strip products into one facility.

Consolidated gross profit decreased 10.3% in the second quarter of 2001 to $22.2 million from $24.8 million in 2000. Gross profit was negatively impacted by the aforementioned overall decline in volume of shipments, inefficiencies in the production of strip products and the decline in pricing for wholesale products. Additionally, gross profit was negatively impacted by approximately $1.4 million of higher energy, transportation and healthcare costs, which the Company was able to partially mitigate through its cost reduction efforts, capital improvement programs and energy hedging programs.

Consolidated selling, general and administrative expenses for the second quarter of 2001 increased 3.6% to $8.9 million, compared with $8.6 million in 2000, while remaining approximately five percent of sales for both the second quarter of 2001 and 2000. Excluding the selling, general and administrative expenses of Wolverine Joining Technologies and the Distribution Center in The Netherlands, both of which were acquired in the fourth quarter of 2000, selling, general and administrative expenses decreased approximately 4.1%, or $0.3 million, primarily due to a reduction in incentive compensation.

During the second quarter of 2001, the Company recognized restructuring and other charges of $4.7 million ($2.8 million net of tax) related to the closure of the Ratciffs Severn facility in Richmond Hill, Ontario, Canada. The closure resulted from the Company's plan to consolidate its strip manufacturing capabilities into one facility at Fergus, Ontario, Canada in order to achieve cost and manufacturing efficiencies. The Company accrued and charged to expense $3.4 million for severance benefits for approximately 135 salaried and hourly employees. As of July 1, 2001, the Company had charged $0.2 million against the liability for severance benefits and had terminated 19 of the 135 employees. The restructuring charge also included $1.3 million of other costs related to the consolidation of the strip manufacturing capabilities, including a $0.1 million write-off of impaired assets. As of July 1, 2001, the Company had charged $0.4 million against the liability for professional fees and other costs. The Company anticipates that the restructuring will be substantially completed by the end of the third quarter of 2001. The Company expects to realize approximately $3.4 million ($2.0 million net of tax) in reduced salary and related expenses per year as a result of the consolidation of its strip manufacturing capabilities.

Consolidated net interest expense for the second quarter of 2001 increased $0.5 million to $3.5 million, compared to $3.0 million in 2000. The increase in interest expense is the result of having approximately $97 million in outstanding borrowings and obligations under the Revolving Credit Facility at July 1, 2001, versus approximately $36 million at July 2, 2000, reflecting the funding of the Wolverine Joining Technologies acquisition and an increase in capital expenditures in 2001 as compared to 2000. Interest expense for the remainder of 2001 will be impacted by the terms of the Fifth Amendment and Limited Waiver to Credit Agreement dated August 8, 2001. See Note 6 to Notes to the Condensed Consolidated Financial Statements. The floating base interest rate on the Facility was changed to LIBOR plus 0.75% to 2.00% from LIBOR plus 0.25% to 1.00%.

Amortization and other, net was $0.4 million of expense in the second quarter of 2001, as compared to $0.3 million in 2000. The Company recorded a foreign currency exchange loss of $0.4 million in 2001 versus a foreign currency exchange loss of $0.1 million in 2000. These foreign currency losses are largely attributable to fluctuations in the Canadian to U.S. dollar exchange rate. Also reflected in other expense is the elimination of minority interest, which was a $0.1 million credit in 2001 versus a $0.1 million debit in 2000. Amortization expense remained approximately the same in the second quarter of 2001 as compared to the second quarter of 2000.

The effective tax rate for the second quarter of 2001 was 25.7% versus 37.4% in 2000. The Company recognized a tax benefit of $1.9 million in the second quarter of 2001 related to the restructuring charges described above. Excluding the effect of the tax benefit and the associated restructuring charge, the effective tax rate for the second quarter of 2001 was 32.7%. The decrease in the effective tax rate in the second quarter of 2001 resulted from more income from tax jurisdictions with lower tax rates than in the second quarter of 2000.

Consolidated net income in the second quarter of 2001 was $3.5 million, or $0.27 per diluted share, compared to $8.0 million, or $0.64 per diluted share, in 2000. Excluding the restructuring charge recognized in the second quarter of 2001, consolidated net income was $6.3 million or $0.50 per diluted share.

SIX-MONTH PERIOD ENDED JULY 1, 2001 COMPARED TO
SIX-MONTH PERIOD ENDED JULY 2, 2000

Consolidated net sales for the six-month period ended July 1, 2001 were $364.2 million, an increase of $6.9 million, or 1.9%, from net sales of $357.3 million in the six-month period ended July 2, 2000. Sales increased as a result of a richer mix of products sold, mainly attributable to the addition of joining products, which resulted from the acquisition of Wolverine Joining Technologies in September 2000, and increased volumes of technical tube. The average COMEX price was $0.79 per pound in 2001 compared with $0.81 per pound in 2000. Pounds shipped decreased 7.4 million pounds, or 3.7%, in 2001 to 194.8 million from
202.2 million in 2000.

Pounds of commercial products shipped decreased by 5.2 million pounds, or 4.2%, in 2001 to 120.7 million, from 125.9 million in 2000. The decrease in shipments was primarily due to lower volumes of industrial tube and fabricated products, reflecting a weak economy and cooler weather. Lower alloy tube shipments primarily resulted from the Company's strategy to enhance the operating results of this product. These volume decreases were partially offset by increased volumes of technical tube and the addition of joining products. Sales of commercial products increased $10.0 million, or 4.0%, in 2001 to $261.1 million from $251.1 million in 2000. Sales increased due to the addition of joining products and to a lesser extent, increased volumes of technical tube. Gross profit from commercial products increased by $0.6 million, or 1.8%, in 2001 to $36.9 million from $36.3 million in 2000. The increase in gross profit was the result of the addition of Wolverine Joining Technologies and to a lesser extent, improved operating results of alloy tube. The increase in gross profit was partially offset by the impact of lower volumes of industrial tube and fabricated products.

Pounds of wholesale products shipped increased by 3.5 million pounds, or 10.5%, in 2001 to 37.0 million pounds from 33.5 million pounds in 2000. Sales of wholesale products remained approximately the same at $49.3 million for 2001 and 2000, reflecting a significant decline in pricing due to aggressive competitive pricing. Gross profit from wholesale products decreased $2.0 million, or 27.5%, in 2001 to $5.2 million from $7.2 million in 2000.

Pounds of rod, bar, strip and other products shipped decreased by 5.7 million pounds, or 13.4%, in 2001 to 37.1 million from 42.8 million in 2000, primarily due to a change in the mix of products sold, from heavy-gauge strip to a light-gauge strip. Sales of rod, bar, strip and other products decreased $3.1 million, or 5.4%, in 2001 to $53.8 million from $56.9 million in 2000. Gross profit from rod, bar, strip and other products decreased $3.3 million in 2001 to $1.2 million from $4.5 million in 2000. The decrease in gross profit was due to inefficiencies incurred in the transition from heavy-gauge to light-gauge strip and to additional costs incurred as the Company consolidates production of strip products into one facility.

Consolidated gross profit decreased 9.6% in 2001 to $43.4 million from $48.0 million in 2000. Gross profit was negatively impacted by the aforementioned inefficiencies in the production of strip products, lower volumes of industrial tube and fabricated products and the decline in pricing for wholesale products. Additionally, gross profit was negatively impacted by approximately $3.6 million of higher energy, transportation and healthcare costs, which the Company was able to partially mitigate through its cost reduction efforts, capital improvement programs and energy hedging programs.

Consolidated selling, general and administrative expenses in 2001 increased 2.9% to $17.8 million, compared with $17.3 million in 2000, while remaining approximately five percent of sales for both 2001 and 2000. Excluding the selling, general and administrative expenses of Wolverine Joining Technologies and the Distribution Center in The Netherlands, both of which were acquired in September 2000, selling, general and administrative expenses decreased approximately 4.8%, or $0.8 million, primarily due to a reduction in incentive compensation.

Consolidated net interest expense for 2001 increased $1.1 million to $7.5 million, compared to $6.4 million in 2000. The increase in interest expense is the result of having approximately $97 million in outstanding borrowings and obligations under the Revolving Credit Facility at July 1, 2001, versus approximately $36 million at July 2, 2000, reflecting the funding of the Wolverine Joining Technologies acquisition and an increase in capital expenditures in 2001 as compared to 2000. Partially mitigating the increase in net interest expense was an increase of $0.5 million of interest income and an increase of $0.5 million of capitalized interest.

Amortization and other, net was $0.4 million of income in 2001, as compared to expense of $0.5 million in 2000. The Company recorded a foreign currency exchange gain of $0.2 million in 2001 versus a foreign currency exchange loss of $0.1 million in 2000. These foreign currency gains and losses are largely attributable to fluctuations in the Canadian to U.S. dollar exchange rate. Also reflected in other expense is the elimination of minority interest, which was a $0.3 million credit in 2001 versus a $0.2 million debit in 2000. Amortization expense was $0.3 million in 2001 versus $0.2 million in 2000.

The effective tax rate for 2001 was 29.2% versus 37.6% in 2000. Absent a $0.4 million non-recurring tax benefit recorded by the Company for its Canadian operations in the first quarter of

2001 and absent a tax benefit of $1.9 million and the associated $4.7 million restructuring charge recorded in the second quarter of 2001, the effective tax rate for 2001 would have been approximately 33.9%. The decrease in the effective tax rate in 2001 resulted from more income from tax jurisdictions with lower tax rates than in 2000.

Consolidated net income in 2001 was $9.8 million, or $0.78 per diluted share, compared to $14.9 million, or $1.18 per diluted share, in 2000. Excluding the restructuring charge recognized in the second quarter of 2001, consolidated net income was $12.6 million or $1.01 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided for operating activities totaled $15.4 million in the first six-months of 2001 as compared to $12.7 million in the first six-months of 2000. The Company's cash position improved in 2001 versus 2000, despite a $5.1 million reduction in net income, largely due to the fact that the Company received approximately $6.2 million of income tax refunds in the first quarter of 2001 which were primarily related to overpayments of estimated 2000 taxes. In the first six months of 2001 and 2000, inventory increased primarily due to the seasonal nature of the business. Accounts receivable increased $18.0 million in the first six-months of 2000 versus $2.8 million in 2001, primarily due to a 10% increase in sales in 2000 versus sales levels in 1999. Sales in 2001 versus 2000 increased only 2%.

Capital expenditures were $21.8 million in 2001 as compared to $16.3 million in 2000, primarily due to increased spending under the Company's capital improvement program, Project 21. The Company currently expects to spend approximately $30 to $32 million in 2001 as it continues its Project 21 program. The Company capitalized $1.6 million of other costs in the first quarter of 2001 related primarily to its acquisition of Wolverine Joining Technologies.

The Company's Revolving Credit Facility (the "Facility") matures on April 30, 2002. At July 1, 2001, the Company has reclassified $94.0 million of outstanding borrowings under the Facility from long-term debt to current liabilities. The Company believes that it will have a refinancing structure in place in advance of the April 30, 2002 maturity date. As of July 1, 2001, the Company had approximately $97.5 million in outstanding borrowings and obligations under the Facility and approximately $102.5 million in additional borrowing availability thereunder.

The Facility contains several financial covenants and other covenants related to intercompany indebtedness. At July 1, 2001, the Company was in violation of its maximum leverage ratio for the second quarter of 2001 and the limits of intercompany indebtedness. On August 8, 2001, the Company and the lenders executed the Fifth Amendment and Limited Waiver to Credit Amendment regarding these debt covenant violations and modified certain financial covenants for the last six-months of 2001. In conjunction with these waivers, the floating base interest rate on the Facility was changed to LIBOR plus 0.75% to 2.00%, from LIBOR plus 0.25% to 1.00%.

On July 10, 2001, Standard and Poors lowered its corporate credit, bank loan and debt ratings on the Company from BBB- to BB+ and provided a negative outlook on the Company. The rating agency sited the level of debt outstanding and the impact of the economic slowdown in North America on the Company's operating profitability as the primary factors influencing the change in its rating. As a result of the lowered rating and other economic factors affecting the practices of credit institutions, the Company could incur higher interest rates upon refinancing its Facility.

The Company believes that it will be able to satisfy its existing working capital needs, interest obligations, stock repurchases, dividend payments and capital expenditure requirements with cash flow from operations and funds available from the Facility.

SUBSEQUENT EVENTS

On July 26, 2001, the Company announced its plan to reduce its workforce by approximately 100 positions. These reductions in workforce are in response to the downturn in the economy and its negative impact to the Company's sales and capacity utilization. These reductions will be substantially completed by the end of the third quarter of 2001. The Company anticipates recognizing a restructuring charge of $2.0 to $2.5 million in the third quarter of 2001 related primarily to severance costs.

ENVIRONMENTAL

The Company's facilities and operations are subject to extensive environmental laws and regulations. During the three and six-month periods ended July 1, 2001, the Company spent approximately $0.1 million and $ 0.2 million respectively, on environmental matters, which included remediation costs, monitoring costs, and legal and other costs. The Company has a reserve of approximately $2.0 million for environmental remediation costs, which is reflected in the Company's Condensed Consolidated Balance Sheet. Based upon information currently available, the Company believes that the costs of environmental matters described below are not reasonably likely to have a material adverse effect on the Company's business, financial condition or results of operations.

Oklahoma City, Oklahoma

The Company is one of a number of Potentially Responsible Parties ("PRPs") named by the United States Environmental Protection Agency (the "EPA") with respect to the soil and groundwater contamination at the Double Eagle Refinery Superfund site in Oklahoma City, Oklahoma. The costs associated with the cleanup of this site will be entirely borne by the PRPs, as the site owner has filed for bankruptcy protection. In March 1993, thirty-one PRPs named with respect to the soil contamination of the site, including the Company, submitted a settlement offer to the EPA. On June 15, 2001 the Company received a final proposed Administrative Order on Consent ("Order") from the EPA. On July 30, 2001 the Company agreed to the Order with the EPA and submitted the required documentation. The Order provides for each PRP's liability to be limited to a pro rata share of an aggregate amount based on the EPA's worst-case cost scenario to remediate the site. Under the Order, the Company's settlement amount is estimated to be $0.4 million.

Decatur, Alabama

In 1999, the Company negotiated a new Consent Order under Section 3008(h) of the Resource Conservation and Recovery Act (the "Order"). The Order incorporated the Corrective Measures Study ("CMS") submitted to the EPA regarding a waste burial site at the Decatur, Alabama facility. The Order also included an upgrade to an existing chrome groundwater remediation system. The CMS proposes current monitoring and site maintenance. The remaining monitoring, legal and other costs related to the groundwater remediation project are estimated to be $0.8 million. On May 31, 2001, the EPA ordered modifications to the previously approved CMS and operations and maintenance plan to include continued monitoring of the burial site and the development of a contingency plan in the event that contamination is detected. In addition, the EPA requested that the Company have a deed restriction placed on the burial site area to restrict any future development. The Company is currently evaluating the financial and technical impacts (if any) of these requests, and will work with the EPA to address these matters. The cost to the Company to comply with the CMS, as currently approved, is not expected to have a material adverse effect on the Company's business, financial condition or results of operations.

In July of 2000, the Company notified the Alabama Department of Environmental Management ("ADEM") of low levels of certain volatile organic chemicals and petroleum hydrocarbons detected in the groundwater at the Decatur, Alabama facility during the expansion of the facility. The Company expects to further define the extent of any contamination and execute any necessary remedies once construction in the area is completed. On June 13, 2001 the Company received a letter from the ADEM stating that a preliminary assessment would not be conducted until 2002.

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

Under the terms of the Consent Order and Agreement, the Company submitted a Remedial Investigation and Feasibility Study ("RI/FS") work plan, which was accepted by the Tennessee Division, and the Company has initiated the RI/FS. The Tennessee Division approved the Groundwater Assessment Plan (as a supplement to the RI/FS Plan) and additional groundwater sampling to determine the lateral and vertical extent of possible contamination began in July 2000. The data from the groundwater assessment, the subsequent risk assessment and a preliminary review of remedial alternatives will complete the RI/FS portion of the project. It is anticipated that the RI/FS will be submitted to the Tennessee Division in 2001. A Corrective Measures Study will follow the RI/FS and will recommend any required remediation. On June

13, 2001, the Company purchased 22 acres immediately north of the Ardmore facility because of the migration of groundwater contamination onto this property. The Company believes that owning the property will reduce both potential liability and long-term remediation costs. Based on recent testing efforts at the facility and the available information, the Company preliminarily estimates a range of between $0.7 million and $1.8 million to complete the investigation and develop the remediation plans for this site.

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

Altoona, Pennsylvania

With respect to the Altoona, Pennsylvania facility, the Company has entered into the State of Pennsylvania Department of Environmental Protection Act II Program (the "Program"). The Program was entered to address issues of contamination from closed hazardous waste lagoons and oil contamination of soil at such facility. The hazardous waste lagoons were closed in 1982. The Program is a voluntary site remediation program, which allows the Company to direct the site evaluation and any eventual remediation. Preliminary costs are estimated at $0.2 million to complete the investigation phase of the Program. Once the investigation phase is completed, a decision on remediation (if any) will be made. Insufficient information exists at this point to estimate any remediation costs or if remediation will be required. It is the Company's position that the previous owner indemnified the Company for any liability in the matter. The Company is pursuing this indemnification with Millennium Chemicals (formerly National Distillers), and thus no liability has been recorded at July 1, 2001.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain of the statements and subject areas contained herein in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are made pursuant to the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements use such words as "may", "will", "expect", "believe", "plan" and other similar terminologies. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future- including statements relating to operating performance, restructuring strategies, property, plant and equipment expenditures, debt refinancing and sources and uses of cash-are forward-looking statements. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those stated or implied by such forward-looking statements. The Company undertakes no obligation to publicly release any revision of any forward-looking statements contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. With respect to expectations of future earnings, factors that could affect actual results include, without limitation, global and local economic and political environments, weather conditions, environmental contingencies, regulatory pressures, labor costs, raw material costs, fuel, energy and healthcare costs, the mix of geographic and product revenues, the effect of currency fluctuations, competitive products and pricing, assumptions made as to customer retention, costs associated with attracting new customers, costs of integrating recent acquisitions, costs associated with refinancing the Company's debt maturing April 30, 2002 and costs of implementing restructuring strategies.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At July 1, 2001, the Company had forward exchange contracts outstanding to purchase foreign currency with a notional value of $4.7 million and to sell foreign currency with a notional value of $1.6 million. As of July 1, 2001, the Company had an unrealized gain of $0.1 million associated with these forward contracts. The potential loss in fair value for these forward contracts from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $0.6 million.

In connection with the purchase of certain raw materials, principally copper, on behalf of certain customers for future manufacturing requirements, the Company has entered into commodity forward contracts as deemed appropriate for these customers to reduce their risk of future price increases. The amount of forward contracts and their respective fair values have materially changed since December 31, 2000 primarily due to the change in copper prices.

At December 31, 2000, the Company had contracts hedging certain future commodity purchases through December 2001 of $32.7 million. The estimated fair value of these outstanding contracts was approximately $31.8 million at December 31, 2002. At July 1, 2001, the Company had contracts hedging certain future commodity purchases through December 2002 of $43.1 million. The estimated fair value of these outstanding contracts was approximately $39.6 million at July 1, 2001. The potential loss in fair value for these forward contracts from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $4.3 million.

In connection with the purchase of natural gas, the Company has entered into commodity futures contracts to purchase natural gas for the period of August 2001 through March 2002. These contracts are accounted for as hedges and, accordingly, realized gains and losses are recognized in cost of goods sold upon settlement. At July 1, 2001, the Company had outstanding contracts with a notional value of $2.7 million and an unrealized loss of $0.9 million based on the price of the futures at July 1, 2001. The potential loss in fair value for these forward contracts from a hypothetical 10% adverse change in quoted futures rates would be approximately $0.3 million.

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         There were no material legal proceeding developments during the three-month period ended July 1, 2001.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 23, 2001, the Company held its Annual Meeting of Stockholders. The matters voted on at the meeting and the results of those votes are as follows:

         1.       Election of Directors.

                                                  Votes For             Votes Withheld
                                                  ----------            --------------
                        John L Duncan             11,266,402                175,691
                        Jan K. Ver Hagen          11,266,522                175,571

         2.       Appointment of Ernst & Young LLP as Independent Auditors.

                        Votes For                 Votes Against         Votes Withheld
                        ---------                 -------------         --------------
                        11,337,376                    52,190                52,527


         3. Approval and adoption of Wolverine Tube, Inc.'s 2001 Stock Option Plan for Outside Directors.

                        Votes For                 Votes Against         Votes Withheld
                        ---------                 -------------         --------------
                        8,332,204                   3,043,596               66,293

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

                  10.1 Agreement for Supplemental Executive Retirement Benefits as Amended and Restated as of March 26, 2001.

                  10.2 Fifth Amendment and Limited Waiver to Credit Agreement dated August 8, 2001, by and between the Company, Wolverine Tube (Canada) Inc. and the lenders named therein.

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

Wolverine Tube, Inc.



By:  /s/ James E. Deason
   ------------------------------------------------------
Name:  James E. Deason
Title: Executive Vice President, Chief Financial Officer,
       Secretary and Director

Dated: August 15, 2001