Form 10-Q/A
period 2001-07-01
WOLVERINE TUBE INC
filed 2001-10-04
CIK 821407

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A
                                (Amendment No. 1)

(Mark One)

    [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 1, 2001

                                       OR

    [ ]    Transition report pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934 for the transition period from        to       .
                                                               ------    ------


                         Commission file number 1-12164
                                                -------

                              WOLVERINE TUBE, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                63-0970812
                --------                                ----------
        (State of Incorporation)             (IRS Employer Identification No.)


200 Clinton Avenue West, Suite 1000
Huntsville, Alabama                                         35801
------------------------------------                        -----
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

                              YES [X]      NO [ ]

Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date:

                Class                        Outstanding as of August 7, 2001
                -----                        --------------------------------
    Common Stock, $0.01 Par Value                    12,080,453 Shares

                                EXPLANATORY NOTE

This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2001 is being filed solely to correct a clerical error in the information contained on the cover page of the Form 10-Q filed on August 15, 2001, which incorrectly reported the number of shares of Registrant's Common Stock outstanding as of August 7, 2001 as 14,260,353. The correct number of shares of Common Stock outstanding as of August 7, 2001 is 12,080,453.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


WOLVERINE TUBE, INC.



By: /s/ JAMES E. DEASON
    ------------------------------------
Name:    James E. Deason
Title:   Executive Vice President, Chief Financial Officer,
         Secretary and Director



Dated:   October 4, 2001