Form 10-Q
period 2001-09-30
WOLVERINE TUBE INC
filed 2001-11-14
CIK 821407

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001



                                       OR

         Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from       to         .



                         Commission file number 1-12164

                              WOLVERINE TUBE, INC.
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

                                 (256) 353-1310
              (Registrant's Telephone Number, including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES X NO______

Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date:

           Class                             Outstanding as of November 7, 2001
           -----                             ----------------------------------
Common Stock, $0.01 Par Value                         12,096,931 Shares

                                    FORM 10-Q

                                QUARTERLY REPORT

                                TABLE OF CONTENTS

                                                                                                                Page No.
                                                                                                                --------
                                     PART I
Item 1. Financial Statements
        Condensed Consolidated Statements of Income (Unaudited)-- Three-Month and Nine-Month Periods Ended
        September 30, 2001 and October 1, 2000                                                                       1
        Condensed Consolidated Balance Sheets
        September 30, 2001 and December 31, 2000                                                                     2
        Condensed Consolidated Statements of Cash Flows (Unaudited)--
        Nine-Month Periods Ended September 30, 2001 and October 1,
        2000                                                                                                         3
        Notes to Condensed Consolidated Financial Statements (Unaudited)                                             4
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                       11
Item 3. Quantitative and Qualitative Disclosures About Market Risk                                                  21

                                 PART II
Item 1. Legal Proceedings                                                                                           22
Item 6. Exhibits and Reports on Form 8-K                                                                            22

ITEM 1.           FINANCIAL STATEMENTS


WOLVERINE TUBE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                            Three-month period ended:              Nine-month period ended:
                                                          -----------------------------         -------------------------------
                                                          SEPTEMBER 30,      October 1,         SEPTEMBER 30,        October 1,
                                                              2001              2000               2001                2000
                                                          -------------      ----------         -------------        ---------
(In thousands except per share amounts)
Net sales                                                 $ 146,983           $ 171,078           $ 511,192           $ 528,430
Cost of goods sold                                          135,295             151,974             456,131             461,362
                                                          ---------           ---------           ---------           ---------
Gross profit                                                 11,688              19,104              55,061              67,068
Selling, general and administrative expenses                  8,098               8,383              25,858              25,640
Restructuring and other charges
                                                              1,546                  --               6,239                  --
                                                          ---------           ---------           ---------           ---------
Income from operations                                        2,044              10,721              22,964              41,428
Other expenses:
     Interest expense, net                                    3,281               2,978              10,744               9,341
     Amortization and other, net                               (354)                (51)               (709)                486
                                                          ---------           ---------           ---------           ---------
Income (loss) before income taxes                              (883)              7,794              12,929              31,601
Income tax provision (benefit)                                 (761)              2,800               3,266              11,751
                                                          ---------           ---------           ---------           ---------
Net income (loss)                                              (122)              4,994               9,663              19,850
Less preferred stock dividends                                  (70)                (70)               (210)               (210)
                                                          ---------           ---------           ---------           ---------
Net income (loss) applicable to common
     shares                                               ($    192)          $   4,924           $   9,453           $  19,640
                                                          =========           =========           =========           =========
Net income (loss) per common share--basic                 ($   0.02)          $    0.41           $    0.78           $    1.61
                                                          =========           =========           =========           =========
Basic weighted average number of common
     shares                                                  12,085              12,051              12,071              12,192
                                                          =========           =========           =========           =========
Net income (loss) per common share--diluted               ($   0.02)          $    0.40           $    0.77           $    1.59
                                                          =========           =========           =========           =========
Diluted weighted average number of common and
     common equivalent shares                                12,085              12,307              12,322              12,388
                                                          =========           =========           =========           =========


See Notes to Condensed Consolidated Financial Statements.

WOLVERINE TUBE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    SEPTEMBER 30,            December 31,
                                                                                       2001                      2000
                                                                                    ------------             -----------
(In thousands except share and per share amounts)                                   (UNAUDITED)                 (Note)
  ASSETS
  Current assets
       Cash and equivalents                                                           $  24,709                $  23,458
       Accounts receivable, net                                                          91,765                  105,025
       Inventories                                                                      107,499                  108,164
       Refundable income taxes                                                            6,081                   10,769
       Prepaid expenses and other                                                         4,816                    2,591
                                                                                      ---------                ---------
  Total current assets                                                                  234,870                  250,007
  Property, plant and equipment, net                                                    234,039                  215,491
  Deferred charges and intangible assets, net                                           110,053                  111,723
  Assets held for resale                                                                  5,381                    5,381
  Prepaid pensions                                                                        7,240                    7,753
                                                                                      ---------                ---------
  Total assets                                                                        $ 591,583                $ 590,355
                                                                                      =========                =========
  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
       Accounts payable                                                               $  40,619                $  51,904
       Accrued liabilities                                                               18,072                   18,229
       Deferred income taxes                                                              1,466                    1,493
       Short-term borrowings                                                            104,578                   10,057
                                                                                      ---------                ---------
  Total current liabilities                                                             164,735                   81,683
  Deferred income taxes                                                                  20,997                   21,190
  Long-term debt                                                                        149,784                  231,163
  Postretirement benefit obligation                                                      16,288                   17,272
  Accrued environmental remediation                                                       1,975                    2,165
                                                                                      ---------                ---------
  Total liabilities                                                                     353,779                  353,473

  Minority interest                                                                       1,436                    2,508
  Redeemable cumulative preferred stock, par value $1 per share; 20,000 shares issued and outstanding at September 30, 2001 and
       December 31, 2000                                                                  2,000                    2,000
  Stockholders' equity
       Cumulative preferred stock, par value $1 per share; 500,000
           shares authorized                                                                 --                       --
       Common stock, par value $0.01 per share; 40,000,000 shares authorized, 14,273,371 and 14,214,318 shares issued as of
           September 30, 2001 and December 31, 2000, respectively                           143                      142
       Additional paid-in capital                                                       103,681                  103,589
       Retained earnings                                                                192,501                  183,048
       Unearned compensation                                                               (280)                    (613)
       Accumulated other comprehensive loss                                             (22,205)                 (14,320)
       Treasury stock, at cost; 2,179,900 shares as of September 30,
           2001 and December 31, 2000                                                   (39,472)                 (39,472)
                                                                                      ---------                ---------
  Total stockholders' equity                                                            234,368                  232,374
                                                                                      ---------                ---------
  Total liabilities, minority interest, redeemable cumulative
       preferred stock and stockholders' equity                                       $ 591,583                $ 590,355
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

WOLVERINE TUBE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                         Nine-month period ended:
                                                                                ----------------------------------------
                                                                                SEPTEMBER 30, 2001       October 1, 2000
                                                                                ------------------       ---------------
(IN THOUSANDS)

Operating Activities
Net income                                                                          $  9,663                $ 19,850
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                    14,532                  13,290
     Non-cash portion of restructuring charge                                          2,145                      --
     Other non-cash charges                                                           (2,228)                    523
     Changes in operating assets and liabilities:
              Accounts receivable, net                                                11,787                 (19,895)
         Inventories                                                                  (2,573)                 (8,908)
         Refundable income taxes                                                       4,622                   4,278
         Prepaid expenses and other                                                   (1,479)                   (689)
         Accounts payable                                                            (12,804)                 11,104
         Accrued liabilities including pension, postretirement
             benefit
         and environmental                                                              (516)                 (1,022)
                                                                                    --------                --------
Net cash  provided by operating activities                                           23,149                  18,531

Investing Activities
Purchases of property, plant and equipment                                           (31,993)                (25,289)
Acquisition of business assets
                                                                                      (1,481)                (42,211)
Other
                                                                                        (119)                   (132)
                                                                                    --------                --------
Net cash used for investing activities                                               (33,593)                (67,632)

Financing Activities
Net borrowings from revolving credit facilities                                       22,924                  51,566
Principal payments on long-term debt                                                 (10,057)                 (2,150)
Issuance of common stock                                                                 130                      61
Purchase of treasury stock                                                                --                  (7,458)
Dividends paid on preferred stock                                                       (210)                   (210)
                                                                                    --------                --------
Net cash provided by financing activities                                             12,787                  41,809
Effect of exchange rate on cash and equivalents                                       (1,092)                 (1,064)
                                                                                    --------                --------
Net increase (decrease) in cash and equivalents                                        1,251                  (8,356)
Cash and equivalents at beginning of period                                           23,458                  26,894
                                                                                    --------                --------
Cash and equivalents at end of period                                               $ 24,709                $ 18,538
                                                                                    ========                ========

See Notes to Condensed Consolidated Financial Statements.

WOLVERINE TUBE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Wolverine Tube, Inc. (the "Company") and its majority-owned subsidiaries after elimination of significant intercompany accounts and transactions. The accompanying condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying condensed consolidated financial statements (and all information in this report) have not been examined by independent auditors; but, in the opinion of management, all adjustments, which consist of normal recurring accruals necessary for a fair presentation of the results for the periods, have been made. The results of operations for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

The Company had accrued estimated environmental remediation costs of $2.0 million at September 30, 2001, consisting primarily of $0.8 million for the Decatur, Alabama facility; $0.1 million for the Greenville, Mississippi facility; $0.7 million for the Ardmore, Tennessee facility and $0.4 million for the Shawnee, Oklahoma facility (with respect to the Double Eagle Refinery site).

NOTE 3. INVENTORIES


Inventories are as follows:

                                    SEPTEMBER 30, 2001         December 31, 2000
                                    ------------------         -----------------
(In thousands)
Finished products                        $ 26,586                   $ 25,886
Work-in-process                            26,888                     26,719
Raw materials and supplies                 54,025                     55,559
                                         --------                   --------
Totals                                   $107,499                   $108,164
                                         ========                   ========

Approximately 52% of the total consolidated inventories at September 30, 2001 and 58% at December 31, 2000 are stated on the basis of last-in, first-out ("LIFO") method. The remaining inventories are valued using the average cost method.


NOTE 4. INTEREST EXPENSE, NET


Interest expense is net of interest income and capitalized interest of $0.1 million and $0.5 million for the three-month period ended September 30, 2001, and $42,000 and $0.5 million for the three-month period ended October 1, 2000. Interest expense is net of interest income and capitalized interest of $0.6 million and $1.3 million for the nine-month period ended September 30, 2001 and $0.4 million and $1.0 million for the nine-month period ended October 1, 2000.


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


In connection with the purchase of certain raw materials, principally copper, on behalf of firm contracts with customers, the Company has entered into commodity forward contracts through June 30, 2003 as deemed appropriate for these customers to reduce their risk of future price increases. The notional amount of these forward contracts, which were designated as fair value hedging instruments, was $18.0 million at September 30, 2001. For the nine months ended September 30, 2001, a $10,514 decrease to cost of goods sold was recorded for the ineffective portion of these derivative instruments.


Also in connection with the purchase of certain raw materials, principally copper, for anticipated future contracts with customers, the Company has entered into commodity forward contracts through December 31, 2003 to reduce the Company's risk of future price increases. The notional amount of these forward contracts, which were designated as cash flow hedging instruments, was $33.6 million at September 30, 2001. For the nine-months ended September 30, 2001, a decline in fair value of these forward contracts of $3.8 million was recorded, $3.8 million in accumulated other comprehensive loss and a $34,050 increase in cost of goods sold for the ineffective portion of these derivative instruments.


At September 30, 2001, the Company had forward exchange contracts outstanding to purchase foreign currency with a notional value of $2.1 million and to sell foreign currency with a notional value of $2.7 million. These forward contracts were designated as fair value hedging instruments and there was no ineffective portion of the change in fair value of these forward contracts for the period ended September 30, 2001.


At September 30, 2001, in connection with the purchase of natural gas, the Company had commodity futures to purchase natural gas for the period of November 2001 through March 2002 with a notional value of $1.5 million. These future contracts were designated as cash flow hedging instruments and there was no ineffective portion of the change in fair value of these future contracts for the period ended September 30, 2001. For the nine-months ended September 30, 2001, the Company recorded a decline in fair value of these instruments of $0.7 million in accrued liabilities and accumulated other comprehensive loss.


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


NOTE 6. DEBT


The Company has a $200 million Revolving Credit Facility (the "Facility") which matures on April 30, 2002. Beginning July 1, 2001, the Company reclassified its outstanding borrowings under the Facility from long-term debt to current liabilities, the balance of which was $104.0 million at September 30, 2001. As of September 30, 2001, the Company had approximately $109 million in outstanding borrowings, obligations and letters of credit under the Facility and approximately $91 million in additional borrowing availability thereunder.


On August 8, 2001, the Company and the lenders executed the Fifth Amendment and Limited Waiver to Credit Agreement regarding certain debt covenants and certain financial covenants for the last six-months of 2001, including an increase of the floating base interest rate to LIBOR plus 0.75% to 2.00%.


NOTE 7. COMPREHENSIVE INCOME (LOSS)


For the three-month periods ended September 30, 2001 and October 1, 2000, comprehensive income (loss) was ($5.1) million and $3.1 million, respectively. For the nine-month periods ended September 30, 2001 and October 1, 2000, comprehensive income was $1.8 million and $15.7 million, respectively. Comprehensive income differs from net income due to foreign currency translation adjustments and, beginning in 2001, adjustments related to accounting for derivative instruments and hedging activities in accordance with SFAS No. 133 and subsequent amendments.

Comprehensive income (loss) is as follows:

                                                           Three-month period ended:               Nine-month period ended:
                                                         --------------------------------      -----------------------------------
                                                          SEPTEMBER 30,        October 1,       SEPTEMBER 30,          October 1,
                                                             2001                 2000             2001                  2000
                                                         -------------         ----------      -------------          -----------

(In thousands)
Net income (loss)                                         ($  122)               $ 4,994          $ 9,663                $ 19,850
Translation adjustment for financial statements
       denominated in a foreign currency                   (3,706)                (1,846)          (4,944)                 (4,167)

Unrealized loss on cash flow hedges, net of tax            (1,223)                    --           (2,941)                     --
                                                          -------                -------          -------                --------
Comprehensive income (loss)                               ($5,051)               $ 3,148          $ 1,778                $ 15,683
                                                          =======                =======          =======                ========

NOTE 8. RESTRUCTURING AND OTHER CHARGES


During the second quarter of 2001, the Company recognized restructuring and other charges of $4.7 million ($2.8 million net of tax) related to the closure of the Ratcliffs Severn facility in Richmond Hill, Ontario, Canada. The closure resulted from the Company's plan to consolidate its strip manufacturing capabilities into one facility at Fergus, Ontario, Canada in order to achieve cost and manufacturing efficiencies. The Company accrued and charged to expense $3.4 million for severance benefits for approximately 135 salaried and hourly employees. As of September 30, 2001, the Company had charged $2.4 million against the liability for severance benefits and had separated or transferred all of the employees. The restructuring charge also included $1.3 million of other costs related to the consolidation of the strip manufacturing capabilities, including a $0.1 million write-off of impaired assets. As of September 30, 2001, the Company had charged $0.5 million against the liability for professional fees and other costs. The restructuring will be substantially completed by the end of 2001.


During the third quarter of 2001, the Company recognized restructuring and other charges of $3.3 million ($2.0 million net of tax), of which $1.8 million was charged to cost of goods sold. The Company accrued and charged to expense $1.1 million for severance benefits for approximately 40 salaried and hourly employees. The Company offered a voluntary separation program to employees at several of its facilities due to lack of demand for the facility's products, the criteria for which was dependent on the employee's age, job duties and years of service. The Company separated these employees in order to reduce costs for anticipated continued weakness in sales volumes and mix and anticipated reductions of capacity utilization. As of September 30, 2001, the Company had charged $0.3 million against the liability for severance benefits and had separated 40 employees. The Company accrued and charged to expense $2.2 million of other costs primarily due to realized and anticipated reductions in demand for its products, including a $1.8 million write-down of excessive or obsolete inventory and a $0.2 million write-off of impaired assets. As of September 30, 2001, the Company had charged $1.9 million against the liability for these costs. The Company anticipates that the restructuring will be substantially completed by the end of 2001.


NOTE 9. INDUSTRY SEGMENTS


The Company's reportable segments are based on the Company's three product groups: commercial products, wholesale products and rod, bar, strip and other products. Commercial products consist primarily of high value added products sold directly to original equipment manufacturers. Wholesale products are commodity-type plumbing tube products, which are primarily sold to plumbing wholesalers and distributors. Rod, bar, strip and other products are sold to a variety of customers.


Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                                                                    Rod, Bar, Strip
                                                    Commercial        Wholesale          & Other        Consolidated
                                                    ----------        ---------     ---------------     ------------
(In thousands)
THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2001
     NET SALES                                       $ 99,420          $28,463          $ 19,100           $146,983
     GROSS PROFIT (LOSS)                                9,174            3,222              (708)            11,688

Three-month period ended October 1, 2000
     Net sales                                       $116,804          $24,779          $ 29,495           $171,078

     Gross profit                                      16,551            1,963               590             19,104

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2001
     NET SALES                                       $360,521          $77,730          $ 72,941           $511,192
     GROSS PROFIT                                      46,097            8,448               516             55,061

Nine-month period ended October 1, 2000
     Net sales                                       $367,930          $74,064          $ 86,436           $528,430
     Gross profit                                      52,804            9,173             5,091             67,068

NOTE 10. EARNINGS PER SHARE


The following table sets forth the computation of basic and diluted earnings per share:

                                                       Three-month period ended:             Nine-month period ended:
                                                   ------------------------------        -------------------------------
                                                    SEPTEMBER 30,      October 1,        SEPTEMBER 30,       October 1,
                                                       2001               2000               2001               2000
                                                   -------------       ----------        -------------       ----------
(In thousands, except per share data)
Net income (loss)                                     ($   122)          $  4,994           $  9,663           $ 19,850
Dividends on preferred stock                               (70)               (70)              (210)              (210)
                                                      --------           --------           --------           --------
Net income (loss) applicable to common
       shares                                         ($   192)          $  4,924           $  9,453           $ 19,640
                                                      ========           ========           ========           ========
Basic weighted average common shares                    12,085             12,051             12,071             12,192
Employee stock options                                      --                256                251                196
                                                      --------           --------           --------           --------
Diluted weighted average common and common
       equivalent shares                                12,085             12,307             12,322             12,388
                                                      ========           ========           ========           ========
Net income (loss) per common share - basic            ($  0.02)          $   0.41           $   0.78           $   1.61
                                                      ========           ========           ========           ========
Net income (loss) per common share - diluted          ($  0.02)          $   0.40           $   0.77           $   1.59
                                                      ========           ========           ========           ========

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


On April 6, 2000, the Company also announced that the Board of Directors had authorized the Company to purchase an additional 1,000,000 shares of the Company's outstanding common stock. As of September 30, 2001, the Company had repurchased 179,900 shares of common stock under this program. The common stock repurchase program, which was extended on February 23, 2001, expires March 31, 2002.


NOTE 12. RECENT PRONOUNCEMENTS


In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142 Goodwill and Other Intangible Assets. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 presumes that goodwill has an indefinite useful life and thus should not be amortized but rather tested at least annually for impairment using a lower of cost or fair value approach. Other intangible assets will still be amortized over their useful lives under SFAS No. 142.


Effective January 1, 2002, the Company will adopt SFAS No. 142. A transitional impairment test of all goodwill is required to be completed within six months of adopting SFAS No. 142. The Company has not yet determined the amount, if any, of goodwill impairment under the specific guidance of SFAS No. 142. However, any impairment charge resulting from the transitional impairment test would be recognized as a cumulative effect of a change in accounting principal. The Company has $110.0 million of net deferred charges and intangible assets at September 30, 2001, of which $106.1 million is goodwill. Adoption of SFAS No. 142 is expected to increase net income by approximately $3.3 million in 2002 due to the elimination of amortization of goodwill.


In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets that supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new rules also supersede the provision of Accounting Principle Board (APB) Opinion No. 30 with regard to reporting the effects of a disposal of a segment of a business and require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as presently required by APB No. 30). In addition, more dispositions will qualify for discontinued operation treatment in the income statement. The Company plans to adopt SFAS No. 144 in the first quarter 2002. The provisions of this statement are not expected to have a significant impact on the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2001 COMPARED TO
THREE-MONTH PERIOD ENDED OCTOBER 1, 2000

Consolidated net sales for the third quarter ended September 30, 2001 were $147.0 million, a decrease of $24.1 million, or 14.1%, from net sales of $171.1 million in the third quarter ended October 1, 2000. Sales decreased primarily as a result of a slowing global economy. Decreases in sales of industrial tube, technical tube, fabricated products, rod, bar and strip products were partially offset by the addition of joining products, which resulted from the acquisition of Wolverine Joining Technologies in September 2000, and an increase in sales of wholesale products. International sales decreased due to a strong U.S. dollar relative to other currencies. The average COMEX price was $0.67 per pound in the third quarter of 2001 compared with $0.87 per pound in 2000. Pounds shipped decreased 14.2 million pounds, or 14.6%, in the third quarter of 2001 to 83.0 million from 97.1 million in 2000.


Pounds of commercial products shipped decreased by 9.6 million pounds, or 16.5%, in the third quarter of 2001 to 48.3 million, from 57.9 million in the third quarter of 2000. The decrease in shipments was primarily due to lower volumes of industrial tube, technical tube and fabricated products, reflecting a weakening global economy and a relatively cool summer in North America. Lower alloy tube shipments primarily resulted from the Company's strategy to enhance the operating results of this product. These volume decreases were partially offset by the addition of joining products. Sales of commercial products decreased $17.4 million, or 14.9%, in the third quarter of 2001 to $99.4 million from $116.8 million in 2000. Sales decreased due to lower volumes of industrial tube, technical tube, fabricated products and alloy tube. These declines in sales were partially offset by the addition of joining products. Gross profit from commercial products excluding the restructuring charge recorded in the third quarter of 2001, decreased by $6.0 million, or 36.1%, in the third quarter of 2001 to $10.6 million from $16.6 million in 2000.


Pounds of wholesale products shipped increased by 4.9 million pounds, or 27.7%, in the third quarter of 2001 to 22.6 million pounds from 17.7 million pounds in 2000. Sales of wholesale products increased $3.7 million, or 14.9%, in the third quarter of 2001 to $28.5 million from $24.8 million in 2000. Gross profit from wholesale products increased $1.3 million, or 64.1%, in the third quarter of 2001 to $3.2 million from $2.0 million in 2000. Wholesale products benefited from the positive impact of an increase in housing starts and lower interest rates.


Pounds of rod, bar, strip and other products shipped decreased by 9.5 million pounds, or 44.1%, in the third quarter of 2001 to 12.1 million from 21.6 million in 2000, primarily due to a change in the mix of products sold, from heavy-gauge strip to a light-gauge strip as well as weaker demand for rod and bar products which were impacted by the slowing economy. Sales of rod, bar, strip and other products decreased $10.4 million, or 35.2%, in the third quarter of 2001 to $19.1 million from $29.5 million in 2000. Gross profit from rod, bar, strip and other products, excluding the restructuring charge recorded in the third quarter of 2001, decreased $0.9 million in the third quarter of 2001 to a loss of ($0.3) million from a profit of $0.6 million in 2000. The decrease in gross profit was primarily due to inefficiencies incurred in the transition from heavy-gauge to light-gauge strip and in the consolidation of the production of strip products into one facility. The Company completed the consolidation of its strip manufacturing capabilities into one facility during the third quarter of 2001.


Consolidated gross profit decreased $7.4 million or 38.8% in the third quarter of 2001 to $11.7 million from $19.1 million in 2000. Excluding the $1.8 million restructuring charge recorded in the third quarter of 2001, gross profit decreased 29.5% in the third quarter of 2001 to $13.5 million from $19.1 million in 2000. Gross profit was negatively impacted primarily by the aforementioned overall decline in volume of shipments, as well as inefficiencies in the production of strip products.


Consolidated selling, general and administrative expenses for the third quarter of 2001 decreased 3.4% to $8.1 million, compared with $8.4 million in 2000, while remaining approximately five percent of sales for both the third quarter of 2001 and 2000. Excluding the selling, general and administrative expenses of Wolverine Joining Technologies and the Distribution Center in The Netherlands, both of which were acquired in the fourth quarter of 2000, selling, general and administrative expenses decreased approximately 11.5%, or $1.0 million, primarily due to a reduction in incentive compensation.


During the second quarter of 2001, the Company recognized restructuring and other charges of $4.7 million ($2.8 million net of tax) related to the closure of the Ratciffs Severn facility in Richmond Hill, Ontario, Canada. The closure resulted from the Company's plan to consolidate its strip manufacturing capabilities into one facility at Fergus, Ontario, Canada in order to achieve cost and manufacturing efficiencies. The Company accrued and charged to expense $3.4 million for severance benefits for approximately 135 salaried and hourly employees. As of September 30, 2001, the Company had charged $2.4 million against the liability for severance benefits and had separated or transferred all of the employees. The restructuring charge also included $1.3 million of other costs related to the consolidation of the strip manufacturing capabilities, including a $0.1 million write-off of impaired assets. As of September 30, 2001, the Company had charged $0.5 million against the liability for professional fees and other costs. The restructuring will be substantially completed by the end of 2001. The Company expects to realize approximately $3.4 million ($2.0 million net of tax) in reduced salary and related expenses per year as a result of the consolidation of its strip manufacturing capabilities.


During the third quarter of 2001, the Company recognized restructuring and other charges of $3.3 million ($2.0 million net of tax), of which $1.8 million was charged to cost of goods sold. The Company accrued and charged to expense $1.1 million for severance benefits for approximately 40 salaried and hourly. The Company offered a voluntary separation program to employees at several of its facilities due to lack of demand for the facility's products, the criteria for which was dependent on the employee's age, job duties and years of service. The Company separated these employees in order to reduce costs for anticipated continued weakness in sales volumes and mix and anticipated reductions of capacity utilization. As of September 30, 2001, the Company had charged $0.3 million against the liability for severance benefits and had separated 40 employees. The Company accrued and charged to expense $2.2 million of other costs primarily due to realized and anticipated reductions in demand for its products, including a $1.8 million write-down of excessive or obsolete inventory and a $0.2 million write-off of impaired assets. As of September 30, 2001, the Company had charged $1.9 million against the liability for these costs. The Company anticipates that the restructuring will be substantially competed by the end of 2001 and expects to realize approximately $2.1 million ($1.3 million net of tax) in reduced salary and related expenses per year as a result of the restructuring.


Consolidated net interest expense for the third quarter of 2001 increased $0.3 million to $3.3 million, compared to $3.0 million in 2000. The increase in interest expense is the result of having an average of $92.3 million in outstanding borrowings and obligations under the Revolving Credit Facility during the third quarter of 2001 versus an average of $38.4 million during the third quarter of 2000, reflecting the funding of the Company's capital programs as well as the Wolverine Joining Technologies acquisition in September of 2000. The average interest rate under the Revolving Credit Facility was 4.68% for the third quarter of 2001 versus 7.23% for the third quarter of 2000. Interest expense for the remainder of 2001 will be impacted by the terms of the Fifth Amendment and Limited Waiver to Credit Agreement dated August 8, 2001, wherein the floating base interest rate on the Facility was changed to LIBOR plus 0.75% to 2.00% from LIBOR plus 0.25% to 1.00%. See Note 6 to Notes to the Condensed Consolidated Financial Statements.


Amortization and other, net was $0.4 million of income in the third quarter of 2001, as compared to $51,000 of income in 2000. The Company recorded a foreign currency exchange gain of $0.3 million in 2001 versus a foreign currency exchange gain of $0.1 million in 2000. These foreign currency gains are largely attributable to fluctuations in the Canadian to U.S. dollar exchange rate. Also reflected in other expense is the elimination of minority interest, which was a $0.2 million credit in 2001 versus a $0.1 million credit in 2000. Amortization expense was $0.2 million in the third quarter of 2001 as compared to $0.1 million in the third quarter of 2000.


The Company recognized a tax benefit of $1.3 million in the third quarter of 2001 related to the restructuring and other charges described above. Excluding the effect of the tax benefit and the associated restructuring charges, the effective tax rate for the third quarter of 2001 was 21.6%, versus 35.9% in 2000. The decrease in the effective tax rate in the third quarter of 2001 resulted from more income from tax jurisdictions with lower tax rates than in the third quarter of 2000.


The Company reported a consolidated net loss in the third quarter of 2001 of ($0.1) million, or ($0.02) per diluted share, compared to net income of $5.0 million, or $0.40 per diluted share, in 2000. Excluding the restructuring charge recognized in the third quarter of 2001, consolidated net income was $1.9 million or $0.15 per diluted share.


NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2001 COMPARED TO
NINE-MONTH PERIOD ENDED OCTOBER 1, 2000

Consolidated net sales for the nine-month period ended September 30, 2001 were $511.2 million, a decrease of $17.2 million, or 3.3%, from net sales of $528.4 million in the nine-month period ended October 1, 2000. Sales decreased as a result of a slowing global economy. Decreases in sales of industrial tube, fabricated products, rod, bar and strip products were partially offset by the addition of joining products, which resulted from the acquisition of Wolverine Joining

Technologies in September 2000 and an increase in sales of wholesale products. The average COMEX price was $0.75 per pound in 2001 compared with $0.83 per pound in 2000. Pounds shipped decreased 21.6 million pounds, or 7.2%, in 2001 to
277.7 million from 299.4 million in 2000.


Pounds of commercial products shipped decreased by 14.8 million pounds, or 8.0%, in 2001 to 169.0 million, from 183.8 million in 2000. The decrease in shipments was primarily due to lower volumes of industrial tube and fabricated products, reflecting a weakening global economy and a relatively cool summer in North America. Lower alloy tube shipments primarily resulted from the Company's strategy to enhance the operating results of this product. These volume decreases were partially offset by the addition of joining products. Sales of commercial products decreased $7.4 million, or 2.0%, in 2001 to $360.5 million from $367.9 million in 2000. Sales decreased primarily due to reduced volumes of industrial tube and fabricated products, partially offset by the addition of joining products. Gross profit from commercial products, excluding the restructuring charge recorded in the third quarter of 2001 decreased by $5.3 million, or 10.0%, in 2001 to $47.5 million from $52.8 million in 2000.


Pounds of wholesale products shipped increased by 8.4 million pounds, or 16.4%, in 2001 to 59.6 million pounds from 51.2 million pounds in 2000. Sales of wholesale products increased by $3.7 million, or 4.9%, in 2001 to $77.7 million from $74.1 million in 2000. Wholesale products benefited from the positive impact of an increase in housing starts and lower interest rates. Gross profit from wholesale products decreased $0.7 million, or 7.9%, in 2001 to $8.4 million from $9.2 million in 2000, reflecting pricing in this commodity marketplace.


Pounds of rod, bar, strip and other products shipped decreased by 15.3 million pounds, or 23.7%, in 2001 to 49.2 million from 64.4 million in 2000, primarily due to a change in the mix of products sold, from heavy-gauge strip to a light-gauge strip. Sales of rod, bar, strip and other products decreased $13.5 million, or 15.6%, in 2001 to $72.9 million from $86.4 million in 2000. Gross profit from rod, bar, strip and other products, excluding the restructuring charge recorded in the third quarter of 2001, decreased $4.2 million in 2001 to $0.9 million from $5.1 million in 2000. The decrease in gross profit was due primarily to inefficiencies incurred in the transition from heavy-gauge to light-gauge strip, and to additional costs incurred as the Company consolidated production of strip products into one facility.


Consolidated gross profit decreased $12.0 million or 17.9% in 2001 to $55.1 million from $67.1 million in 2000. Excluding the $1.8 million charge recorded in the third quarter of 2001 gross profit decreased 15.3% in 2001 to $56.8 million from $67.1 million in 2000. Gross profit was negatively impacted by lower volumes of industrial tube and fabricated products, the aforementioned inefficiencies in the production of strip products, and the decline in pricing for wholesale products. Additionally, gross profit was negatively impacted by approximately $2.0 million of higher healthcare costs, which the Company was able to partially mitigate through its cost reduction efforts and capital improvement programs.


Consolidated selling, general and administrative expenses in 2001 increased 0.9% to $25.9 million, compared with $25.6 million in 2000, while remaining approximately five percent of sales for both 2001 and 2000. Excluding the selling, general and administrative expenses of Wolverine

Joining Technologies and the Distribution Center in The Netherlands, both of which were acquired in September 2000, selling, general and administrative expenses decreased approximately 7.0%, or $1.8 million, primarily due to a reduction in incentive compensation.


Consolidated net interest expense for 2001 increased $1.4 million to $10.7 million, compared to $9.3 million in 2000. The increase in interest expense is the result of having an average of $94.0 million in outstanding borrowings and obligations under the Revolving Credit Facility for the first nine months of 2001, versus an average of $36.3 million for the first nine months of 2000, reflecting the funding of the Company's capital programs as well as the Wolverine Joining Technologies acquisition in September of 2000. The average interest rate under the Revolving Credit Facility was 5.41% for the first nine months of 2001 versus 6.96% for the nine months of 2000. Partially mitigating the increase in net interest expense was an increase of $0.2 million of interest income and an increase of $0.3 million of capitalized interest.


Amortization and other, net was $0.7 million of income in 2001, as compared to expense of $0.5 million in 2000. The Company recorded a foreign currency exchange gain of $0.5 million in 2001 versus no foreign currency exchange gain or loss in 2000. Foreign currency gains and losses are largely attributable to fluctuations in the Canadian to U.S. dollar exchange rate. Also reflected in other expense is the elimination of minority interest, which was a $0.5 million credit in 2001 versus a $0.1 million debit in 2000. Amortization expense was $0.5 million in 2001 versus $0.3 million in 2000.


The effective tax rate for 2001 was 25.3% versus 37.2% in 2000. Absent a $0.4 million non-recurring tax benefit recorded by the Company for its Canadian operations in the first quarter of 2001 and absent a tax benefit of $3.2 million and the associated $8.0 million of restructuring and other charges recorded in the second and third quarters of 2001, the effective tax rate for 2001 would have been approximately 32.5%. The decrease in the effective tax rate in 2001 resulted from more income from tax jurisdictions with lower tax rates than in 2000.


Consolidated net income in 2001 was $9.7 million, or $0.77 per diluted share, compared to $19.6 million, or $1.59 per diluted share, in 2000. Excluding the non-recurring, restructuring and other charges recognized in the second and third quarters of 2001, consolidated net income was $14.5 million or $1.16 per diluted share.


LIQUIDITY AND CAPITAL RESOURCES


Net cash provided by operating activities totaled $23.1 million in the first nine-months of 2001 as compared to $18.5 million in the first nine-months of 2000, despite a $10.2 million reduction in net income. Accounts receivable increased $19.9 million in the first nine-months of 2000 primarily due to an 8% increase in sales in 2000 versus the same period in the prior year. Accounts receivable decreased $11.8 million in the first nine months of 2001 in conjunction with a 3% decrease in sales in 2001 versus the same period in the prior year. Conversely, accounts payable increased $11.1 million in the first nine months of 2000 in conjunction with a 5% increase in cost of sales in 2000 versus cost of sales in 1999. Accounts payable decreased $12.8 million in the first nine months of 2001 in conjunction with a 2% decrease in cost of sales versus cost of sales in 2000.

Capital expenditures were $32.0 million in 2001 as compared to $25.3 million in 2000, primarily due to increased spending under the Company's capital improvement program, Project 21. The Company currently expects to spend approximately $34 million in 2001 as it has substantially frozen its capital spending for the remainder of the year.


The Company's Revolving Credit Facility (the "Facility") matures on April 30, 2002. Beginning July 1, 2001, the Company reclassified its outstanding borrowings under the Facility from long-term debt to current liabilities, the balance of which was $104.0 million at September 30, 2001. The Company believes that it will have a refinancing structure in place in advance of the April 30, 2002 maturity date. As of September 30, 2001, the Company had approximately $109 million in outstanding borrowings, obligations and letters of credit under the Facility and approximately $91 million in additional borrowing availability thereunder.


On August 8, 2001, the Company and the lenders executed the Fifth Amendment and Limited Waiver to Credit Amendment regarding certain debt covenants and certain financial covenants for the last six-months of 2001 including an increase of the floating base interest rate to LIBOR plus 0.75% to 2.00%, from LIBOR plus 0.25% to 1.00%. Based on the Company's forecast of continued weakness in sales volume and mix and related anticipated reductions of its capacity utilization, the Company could be in violation of some of the financial covenants of the Facility during the fourth quarter of 2001. The Company anticipates remedying any potential financial covenant violation in conjunction with its refinancing structure that is expected to be put in place prior to the maturity of the Facility on April 30, 2002.


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


ENVIRONMENTAL


The Company's facilities and operations are subject to extensive environmental laws and regulations. During the three and nine-month periods ended September 30, 2001, the Company spent approximately $0.1 million and $0.3 million respectively, on environmental matters, which included remediation costs, monitoring costs, and legal and other costs. The Company has a reserve of approximately $2.0 million for environmental remediation costs, which is reflected in the Company's Condensed Consolidated Balance Sheet. Based upon information currently available, the Company believes that the costs of environmental matters described below are not reasonably likely to have a material adverse effect on the Company's business, financial condition or results of operations.

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


Under the terms of the Consent Order and Agreement, the Company submitted a Remedial Investigation and Feasibility Study ("RI/FS") work plan, which was accepted by the Tennessee Division, and the Company has initiated the RI/FS. The Tennessee Division approved the Groundwater Assessment Plan (as a supplement to the RI/FS Plan) and additional groundwater sampling to determine the lateral and vertical extent of possible contamination began in July 2000. The data from the groundwater assessment, the subsequent risk assessment and a preliminary review of remedial alternatives will complete the RI/FS portion of the project. It is anticipated that the RI/FS will be submitted to the Tennessee Division by the end of the first quarter of 2002. A Corrective Measures Study will follow the RI/FS and will recommend any required remediation. On June 13, 2001, the Company purchased 22 acres immediately north of the Ardmore facility because of the potential migration of groundwater contamination onto this property. The Company believes that owning the property will reduce both potential liability and long-term remediation costs. Based on recent testing efforts at the facility and the available information, the Company preliminarily estimates a range of between $0.7 million and $1.8 million to complete the investigation and develop the remediation plans for this site.


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


Altoona, Pennsylvania


With respect to the Altoona, Pennsylvania facility, the Company has entered into the State of Pennsylvania Department of Environmental Protection Act II Program (the "Program"). The Program was entered to address issues of contamination from closed hazardous waste lagoons and oil contamination of soil at such facility. The hazardous waste lagoons were closed in 1982. The Program is a voluntary site remediation program, which allows the Company to direct the site evaluation and any eventual remediation. Preliminary costs are estimated at $0.2 million to complete the investigation phase of the Program. Once the investigation phase is completed, a decision on remediation (if any) will be made. Insufficient information exists at this point to estimate any remediation costs or if remediation will be required. It is the Company's position that the previous owner indemnified the Company for any liability in the matter. The Company is pursuing this indemnification with Millennium Chemicals (formerly National Distillers), and thus no liability has been recorded at September 30, 2001.


Other


The Company has been named as a party in a Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") lawsuit by Southdown Environmental Services ("Southdown") and Allworth, Inc. ("Allworth"). The Company is named with approximately 200 other companies (collectively, with the Company, the "Group") in the suit. The Company, along with the other members of the Group, contracted with Allworth, and subsequently Southdown, for treatment, storage and disposal of hazardous wastes between 1978 and 1995. The suit seeks compensation from the Group for costs related to environmental cleanup incurred by Southdown, and potentially Allworth, at the site in Birmingham, Alabama. The site is presently owned by Philips Services Corporation ("Philips"). This matter has been settled as it relates to the Company and did not have a materially adverse effect to the Company.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995


Certain of the statements and subject areas contained herein in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are made pursuant to the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements use such words as "may", "will", "expect", "believe", "plan" and other similar terminologies. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future- including statements relating to operating performance, restructuring strategies, property, plant and equipment expenditures, debt refinancing and sources and uses of cash-are forward-looking statements. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those stated or implied by such forward-looking statements. The Company undertakes no obligation to publicly release any revision of any forward-looking statements contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. With respect to expectations of future earnings, operating performance, restructuring strategies, property, plant and equipment expenditures, debt refinancing and sources and uses of cash, factors that could affect actual results include, without limitation, global and local economic and political environments, weather conditions, environmental contingencies, regulatory pressures, labor costs, raw material costs, fuel, energy and healthcare costs, the mix of geographic and product revenues, the effect of currency fluctuations, competitive products and pricing, assumptions made as to customer retention, costs associated with attracting new customers, costs of integrating recent acquisitions and start-up facilities, costs associated with refinancing the Company's debt maturing April 30, 2002 and costs of implementing restructuring strategies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


At September 30, 2001, the Company had forward exchange contracts outstanding to purchase foreign currency with a notional value of $2.1 million and to sell foreign currency with a notional value of $2.7 million. As of September 30, 2001, the Company had an unrealized loss of $43,000 associated with these forward contracts. The potential loss in fair value for these forward contracts from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $0.5 million.


In connection with the purchase of certain raw materials, principally copper, on behalf of certain customers for future manufacturing requirements, the Company has entered into commodity forward contracts as deemed appropriate for these customers to reduce their risk of future price increases. At December 31, 2000, the Company had contracts hedging certain future commodity purchases through December 2001 of $32.7 million. The estimated fair value of these outstanding contracts was approximately $31.8 million at December 31, 2000. At September 30, 2001, the Company had contracts hedging certain future commodity purchases through December 2003 of $51.6 million. The estimated fair value of these outstanding contracts was approximately $45.8 million at September 30, 2001. The potential loss in fair value for these forward contracts from a hypothetical 10% adverse change in quoted future commodity rates would be approximately $5.2 million.


In connection with the purchase of natural gas, the Company has entered into commodity futures contracts to purchase natural gas for the period of November 2001 through March 2002. These contracts are accounted for as hedges and, accordingly, realized gains and losses are recognized in cost of goods sold upon settlement. At September 30, 2001, the Company had outstanding contracts with a notional value of $1.5 million and an unrealized loss of $0.7 million based on the price of the futures at September 30, 2001. The potential loss in fair value for these forward contracts from a hypothetical 10% adverse change in quoted futures rates would be approximately $0.1 million.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS


         There were no material legal proceeding developments during the three-month period ended September 30, 2001.





ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


         (a) Exhibits

                  None.




         (b) Reports on Form 8-K


                  The Company filed no reports on Form 8-K during the three-month period ended September 30, 2001.

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

Dated:   November 14, 2001