Form 10-K405
period 2001-12-31
WOLVERINE TUBE INC
filed 2002-03-29
CIK 821407

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001,



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO           .

                         COMMISSION FILE NUMBER 1-12164
                             ---------------------
                              WOLVERINE TUBE, INC.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                        63-0970812
            (State of Incorporation)                              (IRS Employer
                                                               Identification No.)

      200 CLINTON AVENUE WEST, 10TH FLOOR                             35801
              HUNTSVILLE, ALABAMA                                   (Zip Code)
    (Address of principle executive offices)

              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                                 (256) 353-1310

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

              TITLE OF EACH CLASS:                    NAME OF EXCHANGE ON WHICH REGISTERED:
              --------------------                    -------------------------------------
         Common Stock, $0.01 Par Value                       New York Stock Exchange

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant as of March 8, 2002, was approximately $47,500,000 based upon the closing price reported for such date on the New York Stock Exchange. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

     Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date:

                     CLASS                               OUTSTANDING AS OF MARCH 8, 2002
                     -----                               -------------------------------
         Common Stock, $0.01 Par Value                          12,228,943 Shares

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the annual stockholders meeting to be held May 23, 2002, are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K
                          YEAR ENDED DECEMBER 31, 2001

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                    PART I
Item 1.    Business....................................................     1
Item 2.    Properties..................................................     9
Item 3.    Legal Proceedings...........................................    11
Item 4.    Submission of Matters to a Vote of Security Holders.........    12

                                   PART II
Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................    13
Item 6.    Selected Financial Data.....................................    14
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................    17
Item 7A.   Qualitative and Quantitative Disclosures About Market
           Risk........................................................    32
Item 8.    Financial Statements and Supplementary Data.................    33
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosures...................................    34

                                   PART III
Item 10.   Directors and Executive Officers of the Registrant..........    35
Item 11.   Executive Compensation......................................    36
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................    37
Item 13.   Certain Relationships and Related Transactions..............    38

                                   PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................    39

                                     PART I

ITEM 1.  BUSINESS

  OVERVIEW

     We are a world-class quality manufacturer of copper and copper alloy tube, fabricated and metal joining products and copper and copper alloy rod and bar products. We focus on custom-engineered, higher value-added tubular, fabricated and metal joining products which enhance performance and energy efficiency in many applications, including commercial and residential heating, ventilation and air conditioning, refrigeration, home appliances, automotive, industrial equipment, power generation, petrochemicals and chemical processing. We believe that we have the broadest product offering of any North American manufacturer of copper and copper alloy tube, which allows us to offer packaged solutions and pursue cross-selling opportunities. Our technological expertise has helped us to establish strong and long-standing relationships with many of the leading users of higher value-added copper tube in North America and enables us to maintain leading market shares in our most important product and geographic markets.

  HISTORY AND STRUCTURE

     We are a Delaware corporation organized in 1987. We are the successor to a business founded in Detroit in 1916. In August 1993, we and certain stockholders engaged in an initial public offering of 6,555,000 shares of common stock and the net proceeds to us were approximately $46.4 million. In September 1995, we completed a secondary public offering of 4,882,700 shares of common stock. No additional shares of common stock were issued by us in conjunction with this secondary stock offering.

     We have expanded our operations through acquisitions and joint ventures over the past five years. In September 1996, we completed the acquisition of Tube Forming, Inc., a manufacturer of value-added copper fabricated products based in Carrollton, Texas, for $34.6 million in cash.

     In May 1998, we acquired a 240,000 square foot welded tube manufacturing facility in Jackson, Tennessee, and the related equipment and technology, from Korea-based Poongsan Corporation, for approximately $35.4 million in cash. In July 1998, we opened our Shanghai, China facility. This 60,000 square foot plant specializes in the manufacture of higher value added copper and copper alloy technical tube.

     In September 2000, we acquired from Engelhard Corporation its joining products business, a leading manufacturer of brazing alloys and fluxes, as well as a supplier of lead-free solder, based in Warwick, Rhode Island, for approximately $41.8 million in cash.

     In December 2001, we completed construction of our 33,000 square foot technical tube manufacturing facility in Esposende, Portugal. We invested approximately $9.0 million to complete the facility, which began commercial production in January 2002.

  INDUSTRY

     The industry in which we operate is multi-faceted. Several of our competitors produce tube products of a single type. In contrast, we produce a broad array of products, such as technical tube for large commercial air conditioners used in high-rise buildings, industrial tube and fabricated products used in residential and light commercial air conditioning units, wholesale tube used in commercial and residential construction, and copper and copper alloy tube used in power generation, petrochemical and marine applications. Moreover, our metal joining products are used in almost all of these applications.

  COMPETITION

     While no single company competes with us in all of our product lines, we face significant competition in each of our product lines. Cerro Copper Products Co., Inc., Industrias Nacobre S.A. de C.V., Kobe Copper Products Inc., Wieland-Werke AG, Mueller Industries Inc., Olin Corporation, Outokumpu American Brass Company, J.W. Harris Company, Inc. and others compete with us in one or more product lines. Minimal product differentiation among competitors in our wholesale and rod and bar product lines creates a pricing structure that enables customers to differentiate products almost exclusively on price. In these product areas, certain of our competitors have significantly larger market shares than us, and tend to be the industry pricing leaders. If our competitors in these product lines were to significantly reduce prices, our business, operating results or financial condition could be adversely affected.

     We currently face limited competition for certain of our higher value-added commercial products, which have higher margins. Because we compete primarily on the basis of the technical advantages of our commercial products, technical improvements by competitors could reduce our competitive advantage in these product lines and thereby adversely affect our business, operating results or financial condition. We could also be adversely affected if new technologies emerge in the air conditioning, refrigeration or other consumer industries that reduce or eliminate the need for copper and copper alloy tube, fabricated products and metal joining products. Certain of our products, such as plumbing tube, compete with products made of alternative substances, such as polybutylene plastic. A substantial increase in the price of copper could decrease the relative attractiveness of copper products in cases where an alternative exists and thereby adversely affect our business, operating results or financial condition.

  PRODUCTS

     We classify our products as commercial products, wholesale products or rod, bar and other products.

  Commercial Products

     Commercial products consist of several types of technically enhanced tube and fabricated products made to customer specifications, as well as our metal joining products. We believe that we are the primary supplier of one or more commercial products to some of the world's largest and best known manufacturers, particularly in the commercial and residential heating, ventilation and air-conditioning, refrigeration and home appliance industries. Our technical tube and fabricated products are custom designed for specific customer applications and manufactured and sold directly to customers. Because of the higher level of added value, profitability tends to be higher for commercial products than for our other products.

     Our commercial products include:

          Industrial Tube. Small (as small as .01") and medium diameter copper tube used primarily by residential air conditioning, appliance and refrigeration equipment manufacturers is known as "industrial" tube. Industrial tube is made to customer specifications for equipment manufacturing. Our industrial tube products include coils in lengths of up to one mile (to permit economical transport to customers for further processing), smooth straight tube, internally enhanced tube with internal surface ridges to increase heat transfer in air conditioning coils, and very small diameter capillary tube (for control valve applications).

          Technical Tube. Technical tube is used to increase heat transfer in large commercial air conditioners, heat exchangers for power generating and chemical processing plants, water heaters, swimming pool and spa heaters and large industrial equipment oil coolers. Small, wedge-like grooves
     (fins) on the outer surface, together with internal enhancements of technical tube, increase surface area and refrigerant agitation, thereby increasing heat transfer efficiency. We were the first to develop integral finned tube, in which the fins are formed directly from the wall of the tube, and we hold patents in this area.

          Copper Alloy Tube. Copper alloy tube (principally copper mixed with nickel) is manufactured for certain severe uses and corrosive environments such as condenser tubes and heat exchangers in power generating plants, chemical plants, refineries and ships. Our copper alloy tube products include smooth and surface enhanced tube produced from a variety of alloys, U-bends for heat exchangers and our patented Korodense(R) corrugated heat transfer tube. Also included in the alloy tube category are surface enhanced titanium and steel tube we produce from smooth tube supplied by outside sources.

          Fabricated Products. Fabricated products encompass a wide variety of copper, copper alloy, steel and aluminum tube products and subassemblies for a number of different applications. Precision drawn tube can be supplied in exact tolerance cut lengths or coils. Specialty fabricated parts, sub-assemblies and components (such as return bends and manifolds) are also produced. Capabilities which include cutting, bending/swaging, end spinning, hole piercing/drilling, specialized coiling and brazing, can be applied to a wide range of products.

          Metal Joining Products. Metal joining products include brazing alloys, fluxes and lead-free solder used in the air conditioning, plumbing, electronic, lighting, shipbuilding, aerospace, general industrial and other metal-joining industries. There are over 2,000 product variations in this category, marketed under such brand names as Silvaloy(R), Silvabrite(R), Silvabrite 100(R), Black Flux(TM) and Ultra Flux(R).

     Commercial product sales accounted for 76%, 78% and 75% of our net sales in 2001, 2000 and 1999, respectively.

  Wholesale Products

     Wholesale products consist of plumbing and refrigeration service tube produced in standard sizes and lengths primarily for plumbing, air conditioning and refrigeration service applications. Many major competitors manufacture the most common 3/4" and 1/2" diameter plumbing tube. These products are considered commodity products because price and delivery are the primary competitive factors. Plumbing tube and refrigeration service tube are sold primarily through wholesalers.

     Wholesale product sales accounted for 17%, 16% and 20% of our sales in 2001, 2000 and 1999, respectively.

  Rod, Bar and Other Products

     Rod, bar and other products consist of a broad range of copper and copper alloy solid products, including round, rectangular, hexagonal and specialized shapes. Brass rod and bar are used by industrial equipment and machinery manufacturers for valves, fittings and plumbing goods. Copper bars are used in electrical distribution systems and switchgear. Copper and copper alloy rod and bar products are sold directly to manufacturers and to service centers that keep an inventory of standard sizes. Other products consist of various tube, rod, bar and other items sold by our product distribution facility in The Netherlands.

     Rod, bar and other products accounted for 7%, 6% and 5% of our sales in 2001, 2000 and 1999, respectively.

  SALES AND MARKETING

     We use a sales force augmented by independently contracted sales agents to pursue global sales opportunities. In addition, we employ customer service representatives responsible for responding to customer questions and undertaking or initiating any required customer service response. We believe our sales structure forms a critical link in communicating with our customers. Our sales and marketing employees are particularly important in the higher value-added product segments, in which we often work with customers in their product enhancement and new product development efforts. The sales function is coordinated through key senior executives responsible for our sales and marketing efforts.

     North America. Our sales structure in North America consists of sales officers and managers, field marketing representatives and independent sales agents who are responsible for selling and servicing accounts for the entire product line.

     International. Our overseas export sales are carried out both directly with major overseas customers and through foreign sales agents. We have sales, marketing and business development offices in Apeldoorn, The Netherlands and Hong Kong, China.

     For information concerning the amount of sales, gross profit and certain other financial information about foreign and domestic operations see Note 17 of the Notes to Consolidated Financial Statements.

  ENERGY EFFICIENCY AND GOVERNMENTAL REGULATIONS

     We expect that demand for our higher value-added, energy efficient tubes will continue as manufacturers continue to seek ways to produce more energy efficient and lower operating cost units and as existing commercial air conditioners continue to be replaced in response to the ban on production of chlorofluorocarbons. Government regulations at local, state and federal levels periodically provide various incentives for more energy efficient products, such as air conditioners, refrigerators and similar appliances, which may also increase demand for our products. However, there can be no assurance that this anticipated demand will materialize, or that we will not face increased competition, with an adverse effect on profitability, from other manufacturers in this higher value-added segment.

  MARKETS

     Major markets for each of our product lines are set forth below:

                PRODUCTS                                 MAJOR MARKETS
                --------                                 -------------
Commercial Products
  Technical Tube.........................  Commercial air conditioning manufacturers, power and process
                                           industry, heat exchanger manufacturers,
                                           water, swimming pool and spa heater
                                           manufacturers and oil cooler
                                           manufacturers.
  Industrial Tube........................  Residential and small commercial air conditioning manufacturers, appliance
                                           manufacturers, automotive manufacturers,
                                           industrial equipment manufacturers,
                                           refrigeration equipment manufacturers and
                                           redraw mills (which further process the
                                           tube).
  Copper Alloy Tube......................  Utilities and other power generating companies, refining and chemical
                                           processing companies, heat exchanger
                                           manufacturers and shipbuilders.
  Fabricated Products....................  Commercial and residential air conditioning manufacturers, refrigeration
                                           manufacturers and consumer appliance
                                           manufacturers. Automotive, controls,
                                           welding, electrical, marine, building and
                                           heating industries.
  Metal Joining Products.................  Residential and commercial air conditioning manufacturers, plumbing,
                                           electronic, lighting, shipbuilding,
                                           aerospace and other metal-joining
                                           industries.
Wholesale Products.......................  Plumbing wholesalers and refrigeration service wholesalers.
Rod, Bar and Other Products..............  Electrical equipment and automotive parts manufacturers, locomotive and other
                                           industrial equipment manufacturers and
                                           metal service centers.

  KEY CUSTOMERS

     In 2000 and 2001, our 10 largest customers accounted for approximately 45% and 44%, respectively, of our consolidated net sales. No customer accounted for 10% or more of our consolidated net sales in 2001, 2000 or 1999.

  BACKLOG

     A significant part of our sales are based on short-term purchase orders. For this reason, we do not maintain a backlog and we believe that backlog is not necessarily a meaningful indicator of future results. A significant amount of our sales result from customer relationships wherein we provide a high degree of specialized service and generally become the largest supplier of a customer's copper and copper alloy requirements. Under these arrangements, our customers provide forecasts of their requirements, against which purchase orders are periodically released. In several cases we have entered into multi-year arrangements with major customers to continue to serve as the predominant supplier and in many cases the exclusive supplier on a global basis.

  MANUFACTURING

     The manufacture of copper and copper alloy tube, fabricated products and metal joining products consists of casting, extruding, drawing, forming and finishing processes. In most cases, the raw material is first cast into a solid cylindrical shape or "billet." The billet is then heated to a high temperature, a hole is pierced through the center of the cylinder, and the cylinder is then extruded under high pressure. The material is either drawn to smaller sizes or reduced on a forging machine and then drawn to smaller sizes. The outside and/or inside surface may be enhanced to achieve the desired heat transfer qualities. Depending on customer needs, bending, shaping, precision cutting, forming, annealing (heating to restore flexibility), coiling or other operations may be required to finish the product.

     Virtually all of our tube products are seamless as opposed to welded tube, with the exception of the tube manufactured at our Jackson, Tennessee location. Welded tube is made from a flat strip that is rolled and welded together at the edges.

  RAW MATERIALS, SUPPLIERS AND PRICING

     Our principal raw materials are copper, nickel, zinc, tin and silver. In 2001, we purchased approximately 359 million pounds of metal, approximately 90% of which was copper. We contract for our copper requirements with a variety of sources, including producers, merchants, brokers, dealers and industrial suppliers. Our raw materials are available from a variety of sources, and we do not believe that the loss of any one source would materially affect our business, operating results or financial condition.

     The key elements of our copper procurement and product pricing strategies are the assurance of a stable supply and the avoidance of exposure to metal price fluctuations. The price of copper we purchase is based on fluctuating market prices, usually with the COMEX price as a benchmark. We generally have an "open pricing" option under which we may set the price of all or a portion of the metal subject to a purchase contract at any time up to the last COMEX trading day (usually two days before the end of the month) of the last month in the contract period.

     In the majority of cases, the price of our products to our customers contains two components: (i) a metal charge based on the market value of the metal content on the date of shipment of the product to the customer; and (ii) a fixed fabrication charge. In other cases, we quote a firm price to the customer which covers both the metal price and the fabrication charge. In either case, we minimize our exposure to metal price fluctuations through various strategies. Generally, at the time the metal price for the customer is established, we either price an equivalent amount of metal under our open pricing arrangements with our suppliers or purchase a copper forward contract for the equivalent amount of metal. It is not our policy to attempt to profit from fluctuations in copper prices by taking commodity risks or speculative commodity positions, and generally our profitability is not affected to a material degree by copper price fluctuations.

  RESEARCH AND DEVELOPMENT

     Our research and development efforts are devoted to new product development, new applications and manufacturing process improvements. We engage in new product development efforts with certain of our major customers, as well as universities and government agencies. To further support our advancements in product and process development, we completed construction of our 21,000 square foot Technology Center in Decatur, Alabama in 1998. Our Technology Center supports the engineering and testing of specialized products and enhancement of our custom-engineering processes through which we customize products to the specifications of our customers.

     Our new product development will continue to be concentrated in the heat transfer area. In 2001, we introduced to the marketplace nine new heat transfer products for specific customer use and four new heat transfer products for general use. Additionally, we have jointly participated in several industry, university and government research projects relating to alternative refrigerants and more energy efficient tube for the commercial and residential heating, ventilation and air conditioning, refrigeration, power generation and petrochemical industries. Our research and development expense was $3.7 million in 2001, $3.7 million in 2000 and $3.0 million in 1999. We use our extensive manufacturing facilities and personnel to assist in manufacturing process research and development efforts.

  ENVIRONMENTAL MATTERS

     Our facilities and operations are subject to extensive environmental regulations imposed by federal, state, provincial and local authorities in the United States, Canada, China and Portugal with respect to emissions to air, discharges to waterways, and the generation, handling, storage, transportation, treatment and disposal of waste materials. In addition, we have incurred, and in the future may incur, liability under environmental statutes and regulations with respect to the contamination of sites we own or operate (including contamination caused by prior owners and operators of such sites, abutters or other persons) and the off-site disposal of hazardous substances.

     We believe our operations are in substantial compliance with the terms of all applicable environmental laws and regulations as currently interpreted. We utilize an active environmental auditing and evaluation process to facilitate compliance with applicable environmental laws and regulations. However, we expect that future regulations and changes in the text or interpretation of existing regulations may subject our operations to increasingly stringent standards. While the precise effect of these changes on our business cannot be estimated, compliance with such requirements may make it necessary, at costs which may be substantial, to retrofit existing facilities with additional pollution-control equipment and to undertake new measures in connection with the storage, transportation, treatment and disposal of by-products and wastes.

     We currently have a reserve of approximately $1.9 million for environmental remediation costs. The total cost of environmental assessment and remediation depends on a variety of regulatory, technical and factual issues, some of which cannot be anticipated. While we believe that the reserve, under existing laws and regulations, is adequate to cover presently identified environmental remediation liabilities, there can be no assurance that such amount will be adequate to cover the ultimate costs of these liabilities, or the costs of environmental remediation liabilities that may be identified in the future.

  EMPLOYEES

     As of December 31, 2001, we had a total of 3,189 employees. None of our employees are represented by a union except for a majority of the hourly employees at the Montreal, Quebec plant, representing approximately 11% of our total employees, which is unionized and covered by collective bargaining agreements that expired on March 22, 2002. We are currently in negotiations regarding a new collective bargaining agreement. As a whole, we believe our relations with our employees are satisfactory.

  PATENTS AND TRADEMARKS

     We own a number of trademarks and patents (in the United States and other jurisdictions) on our products and related manufacturing processes and we have granted licenses with respect to some of our trademarks and patents. While we believe that our patents and trademarks have competitive value, we do not consider our success as a whole to be primarily dependent on our patents, patent rights or trademarks.

  SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

     Certain of the statements and subject areas contained herein in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" are made pursuant to the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements include statements regarding our goals, beliefs, plans or current expectations, taking into account the information currently available to our management. Forward-looking statements include all statements that do not relate solely to current or historical fact. For example, when we use such words as "anticipate," "intend," "expect," "believe," "plan," "may," "should," "would" or other words that convey uncertainty of future events or outcome, we are making forward looking statements. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future -- including statements relating to operating performance, restructuring strategies, property, plant and equipment expenditures and sources and uses of cash -- are forward-looking statements. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those stated or implied by such forward-looking statements. We undertake no obligation to publicly release any revision of any forward-looking statements contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

     With respect to expectations of future earnings, operating performance, restructuring strategies, property, plant and equipment expenditures and sources and uses of cash, factors that could affect actual results include, without limitation:

     - our significant amount of debt and the restrictive covenants contained in our debt agreements;

     - our ability to service our debt and incur additional debt;

     - cyclicality, seasonality and weather conditions, which affect the sales of our products;

     - the impact of competitive factors in our industry, including the effect of pricing, product lines and other actions taken by our competitors;

     - our ability to maintain our relationships with our major customers;

     - our potential exposure to environmental liabilities;

     - economic, political and currency risks relating to our international operations;

     - our ability and the ability of our customers to maintain satisfactory relations with union employees;

     - our net losses in recent periods and the possibility that we will experience net losses in the future;

     - business risks that may arise if we undertake strategic acquisitions in the future;

     - extraordinary fluctuations in the markets for raw materials;

     - risks to our competitive position from changing technology or the loss of our intellectual property;

     - business and economic risks relating to government regulations that impact our industry;

     - the mix of our geographic and product revenues;

and various other factors, many of which are beyond our ability to control or predict.

  EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to each executive officer of the Company:

NAME                                        AGE           POSITIONS WITH THE COMPANY
----                                        ---           --------------------------
Dennis J. Horowitz........................  55    Chairman, President, Chief Executive
                                                  Officer and Director
James E. Deason...........................  54    Executive Vice President, Chief Financial
                                                  Officer, Secretary and Director
Keith I. Weil.............................  44    Senior Vice President, Tubing Products
Johann R. Manning, Jr.....................  41    Senior Vice President, Fabricated Products
                                                  and General Counsel

     Dennis J. Horowitz has been the President and Chief Executive Officer and a director of our company since March 1998, and in January of 2001 he also became Chairman of the Board of Directors. Prior to joining our company, Mr. Horowitz served as Corporate Vice President and President of the Americas of AMP Incorporated, a high technology electric connector and interconnection systems company, since September 1994. Mr. Horowitz also serves as a director of Aerovox Incorporated and Superconductor Technologies, Inc.

     James E. Deason has been a director of our company since October 1995. Mr. Deason has been the Executive Vice President, Chief Financial Officer and Secretary of our company since September 1994. Prior to joining our company, Mr. Deason, a Certified Public Accountant, spent 19 years with Ernst & Young LLP and was a partner from 1988 until he joined our company.

     Keith I. Weil has been the Senior Vice President, Tubing Products, of our company since December 1998. Prior to joining our company Mr. Weil had been a Global Business Executive and General Manager Consumer/Commercial for AMP Incorporated since 1996. Prior to 1996, Mr. Weil was employed by Philips for fourteen years in positions that included President of Graner Company (a division of Philips), General Manager of Philips Circuit Assemblies and Vice President of Marketing for Philips Broadband.

     Johann R. Manning, Jr. has been the Senior Vice President, Fabricated Products and General Counsel of our company since October 2001. He previously held the position of Senior Vice President of Human Resources and General Counsel from May 2000 until September 2001 and Vice President of Human Resources and General Counsel from May 1998 until April 2000. Prior to joining our company, Mr. Manning had served as Senior Counsel for Mercedes-Benz U.S. International, Inc., a vehicle manufacturer, since March 1998. Prior to joining Mercedes-Benz, Mr. Manning was employed for over eight years with Genuine Parts Company, a diversified wholesale distribution company, where he held various positions including Vice President of Human Resources and Corporate Counsel for its Motion Industries, Inc. subsidiary.

ITEM 2.  PROPERTIES

  UNITED STATES FACILITIES

     We own and operate each of the U.S. facilities described below, with the exception of our Altoona, Pennsylvania facility that is partially owned and partially leased from a local industrial development agency for $3,500 per year in perpetuity:

                          PROPERTY                             EMPLOYEES
                            SIZE      PLANT SIZE      YEAR    AT DEC. 31,
LOCATION                  (ACRES)    (SQUARE FEET)   OPENED      2001             DESCRIPTION
--------                  --------   -------------   ------   -----------         -----------
Decatur, AL.............    166         620,000       1948        861       Produces a majority of
                                                                            our copper tube product
                                                                            lines. A significant
                                                                            portion of production
                                                                            is industrial and
                                                                            technical tube.
                                                                            Produces smooth
                                                                            feedstock tube for the
                                                                            Ardmore and Booneville
                                                                            facilities. Also houses
                                                                            a portion of our
                                                                            corporate staff.
Shawnee, OK.............     51         309,000       1974        493       Produces a majority of
                                                                            our copper tube product
                                                                            lines. Capable of
                                                                            producing feedstock
                                                                            tube for the Ardmore,
                                                                            Carrollton and
                                                                            Booneville facilities.
Jackson, TN.............     51         240,000       1998         58       Produces welded copper
                                                                            enhanced surface tube.
                                                                            Also houses a U.S.
                                                                            wholesale product
                                                                            distribution center.
Altoona, PA.............     32         169,000       1956        292       A redraw facility that
                                                                            produces higher-margin
                                                                            commercial products
                                                                            such as capillary tube
                                                                            and specialty
                                                                            fabricated components.
Carrollton, TX..........      8         165,000       1987        279       A fabrication facility
                                                                            that produces
                                                                            higher-margin
                                                                            commercial products
                                                                            such as specialty
                                                                            fabricated parts,
                                                                            return bends and
                                                                            manifolds.
Booneville, MS..........     30         152,000       1989        126       Processes feedstock
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

                          PROPERTY                             EMPLOYEES
                            SIZE      PLANT SIZE      YEAR    AT DEC. 31,
LOCATION                  (ACRES)    (SQUARE FEET)   OPENED      2001             DESCRIPTION
--------                  --------   -------------   ------   -----------         -----------
Warwick, RI.............      3          70,000       1978        144       Produces brazing alloys
                                                                            and fluxes.
Ardmore, TN.............      6          57,000       1974         79       A redraw facility that
                                                                            produces higher-margin
                                                                            commercial products
                                                                            such as capillary tube
                                                                            and specialty
                                                                            fabricated components.

     In addition to the manufacturing facilities described above, we also have a 50,000 square foot facility in Greenville, Mississippi and a 232,000 square foot facility in Roxboro, North Carolina that are not being used for production and are currently held for sale. Our corporate offices, with 32 employees at December 31, 2001, are comprised of approximately 15,000 square feet in a leased facility in Huntsville, Alabama.

  CANADIAN FACILITIES

     We own and operate the following Canadian manufacturing facilities:

                          PROPERTY                             EMPLOYEES
                            SIZE      PLANT SIZE      YEAR    AT DEC. 31,
LOCATION                  (ACRES)    (SQUARE FEET)   OPENED      2001             DESCRIPTION
--------                  --------   -------------   ------   -----------         -----------
Montreal, Quebec........     25         424,000       1942        390       Produces plumbing tube
                                                                            and refrigeration
                                                                            service tube, copper
                                                                            alloy tube and copper
                                                                            and copper alloy rod
                                                                            and bar.
London, Ontario.........     45         195,000       1958        302       Produces plumbing tube,
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

     In addition to the manufacturing facilities described above, we also have a 150,000 square foot facility in Fergus, Ontario whose operations are discontinued and is currently held for sale.

  OTHER FACILITIES

     We own a 33,000 square foot technical tube facility in Esposende, Portugal. Our Shanghai, China facility is leased from the Shanghai Waigaoqiao Free Trade Zone 3-U Development Co., Ltd. for a twelve year term. The following table describes our facilities in China and Portugal:

                          PROPERTY                             EMPLOYEES
                            SIZE      PLANT SIZE      YEAR    AT DEC. 31,
LOCATION                  (ACRES)    (SQUARE FEET)   OPENED      2001             DESCRIPTION
--------                  --------   -------------   ------   -----------         -----------
Shanghai, China.........     3           60,000       1998         90       Produces technical
                                                                            copper tube from
                                                                            feedstock supplied by
                                                                            local copper tube
                                                                            manufacturers.
Esposende, Portugal.....     3           33,000       2001         35       Produces technical
                                                                            copper tube from
                                                                            feedstock supplied by
                                                                            local copper tube
                                                                            manufacturers.

     We currently lease minor square footage for a sales office in Hong Kong, China. We also lease a facility in Apeldoorn, The Netherlands, comprised of a 16,000 square foot warehouse and 3,000 square feet of office space. There were eight employees at the Apeldoorn facility at December 31, 2001.

ITEM 3.  LEGAL PROCEEDINGS

     Our facilities and operations are subject to extensive environmental laws and regulations, and we are currently involved in various proceedings relating to environmental matters as described under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Environmental." We are not involved in any legal proceeding that we believe could have a material adverse effect upon our business, operating results or financial condition.

     In 2001, we became aware of three competition-related investigations involving the copper fittings industry and the copper tube industry. The European Commission initiated an investigation of producers of copper fittings and tubes in the European Union, contending that certain companies participated in mutual agreements and/or common procedures. In addition, the Commission of Competition for Canada issued a court order for the production of records to a number of producers and distributors of copper fittings. We have not been contacted in respect of, or otherwise received any information that would indicate that we are involved in, either of these investigations.

     In the United States, a Grand Jury in the Northern District of Indiana has undertaken an investigation into possible violations of U.S. antitrust laws in the copper fittings industry and the copper tube industry. In March 2001, we received a subpoena for documents in connection with this investigation. We recently completed production of documents we believe are responsive to this subpoena. We understand this to be an industry-wide investigation and that most U.S. manufacturers of copper fittings and most of our competition in the copper tube industry in the United States have also received subpoenas relating to this investigation.

     To our knowledge, no allegations or claims have been made against us and we are neither a target nor the subject of any investigation relating to these matters. With respect to any matters relating to the copper fittings industry, we do not participate in that industry. We believe that our operations, policies and practices are in compliance with the requirements of the U.S. antitrust laws and competition laws in other jurisdictions where we do business. However, we are unable to predict the scope or outcome of the investigations or the extent, if any, to which our business, financial condition or operations may be affected by these matters.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders by the Company during the final quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Common Stock is traded on the New York Stock Exchange under the symbol "WLV." As of March 8, 2002, there were 12,228,943 shares of common stock outstanding, held by 298 shareholders of record.

     The following table sets forth, for the periods indicated, the range of high and low reported sale prices for our Common Stock on the New York Stock
Exchange:

                                                          2001              2000
                                                     ---------------   ---------------
PERIOD                                                HIGH     LOW      HIGH     LOW
------                                               ------   ------   ------   ------
First Quarter......................................  $14.35   $10.80   $14.50   $11.38
Second Quarter.....................................   17.65    12.25    17.94    12.44
Third Quarter......................................   17.65     9.84    18.75    14.50
Fourth Quarter.....................................   13.50     9.86    15.31    11.30

     We did not declare or pay cash dividends on our Common Stock during the years ended December 31, 2001, 2000 or 1999. We do not currently plan to pay cash dividends on our Common Stock. In the foreseeable future, any future determination to pay cash dividends will depend on our results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors. We intend to retain earnings to support the growth of our business.

     Under the terms of our Cumulative Preferred Stock, we must pay all accrued dividends on outstanding Cumulative Preferred Stock prior to making any cash dividend payments on Common Stock. We were required to redeem all 20,000 shares of outstanding Cumulative Preferred Stock by March 1, 2002. See Note 13 of the Notes to Consolidated Financial Statements. In addition, our credit agreement and note indentures permit us to pay dividends on the Common Stock only if certain financial and other tests are met.

ITEM 6.  SELECTED FINANCIAL DATA

     The historical consolidated financial data presented below should be read in conjunction with the information set forth under "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of our company beginning on page F-1.

     The balance sheet data presented below as of December 31, 2000 and 2001, and the income statement data presented below for each of the years in the three-year period ended December 31, 2001, are derived from the audited Consolidated Financial Statements of our company beginning on page F-1. The other balance sheet and income statement data presented below are derived from audited Consolidated Financial Statements of our company, which are not presented herein, as adjusted to retroactively reflect the change in method of accounting for inventories and the discontinued operations treatment of a consolidated subsidiary.

                                                        YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            2001       2000       1999       1998       1997
                                          --------   --------   --------   --------   --------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Net sales...............................  $583,114   $621,464   $586,202   $579,234   $631,724
Cost of goods sold (a)..................   520,874    536,351    522,589    508,222    552,573
                                          --------   --------   --------   --------   --------
Gross profit............................    62,240     85,113     63,613     71,012     79,151
Selling, general and administrative
  expenses..............................    32,254     31,961     30,314     25,453     22,574
Restructuring and other charges (b).....     1,546         --     19,938     11,867      4,383
                                          --------   --------   --------   --------   --------
Operating income from continuing
  operations............................    28,440     53,152     13,361     33,692     52,194
Other (income) expenses:
  Interest expense, net.................    13,100     12,168     12,237      6,566      7,360
  Amortization and other, net...........      (447)       417      1,705        838        227
                                          --------   --------   --------   --------   --------
Income (loss) from continuing operations
  before income taxes...................    15,787     40,567       (581)    26,288     44,607
Income tax provision (benefit)..........     4,345     14,660       (988)     9,092     16,253
                                          --------   --------   --------   --------   --------
Income from continuing operations.......    11,442     25,907        407     17,196     28,354
Income (loss) from discontinued
  operations, net of tax (c)............    (7,375)       782      1,362      1,314        212
Loss on disposal of discontinued
  operations, net of tax (c)............   (23,865)        --         --         --         --
Extraordinary item, net of income tax
  benefit...............................        --         --         --         --     (4,738)
Cumulative effect of accounting change,
  net of income tax benefit (d).........        --         --     (5,754)        --         --
                                          --------   --------   --------   --------   --------
Net income (loss).......................  $(19,798)  $ 26,689   $ (3,985)  $ 18,510   $ 23,828
                                          ========   ========   ========   ========   ========
Net income (loss) applicable to common
  shares (e)............................  $(20,078)  $ 26,409   $ (4,265)  $ 18,230   $ 23,548
                                          ========   ========   ========   ========   ========
Earnings per common share -- basic:
Income from continuing operations.......  $   0.92   $   2.11   $   0.01   $   1.21   $   2.00
Income (loss) from discontinued
  operations, net of tax................     (2.58)      0.06       0.10       0.09       0.02
Extraordinary item......................        --         --         --         --      (0.34)
Cumulative effect of accounting
  change................................        --         --      (0.44)        --         --
                                          --------   --------   --------   --------   --------
Net income (loss) per share.............  $  (1.66)  $   2.17   $  (0.33)  $   1.30   $   1.68
                                          ========   ========   ========   ========   ========
Basic weighted average common shares....    12,077     12,153     13,106     14,025     14,022
                                          ========   ========   ========   ========   ========

                                                        YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            2001       2000       1999       1998       1997
                                          --------   --------   --------   --------   --------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Earnings per common share -- diluted:
Income from continuing operations.......  $   0.91   $   2.08   $   0.01   $   1.19   $   1.97
Income (loss) from discontinued
  operations, net of tax................     (2.54)      0.06       0.10       0.09       0.02
Extraordinary item......................        --         --         --         --      (0.33)
Cumulative effect of accounting
  change................................        --         --      (0.43)        --
                                          --------   --------   --------   --------   --------
Net income (loss) per share.............  ($  1.63)  $   2.14   ($  0.32)  $   1.28   $   1.66
                                          ========   ========   ========   ========   ========
Diluted weighted average common and
  common equivalent shares..............    12,307     12,344     13,243     14,186     14,232
                                          ========   ========   ========   ========   ========
OTHER DATA:
Pounds shipped..........................   308,177    334,846    338,559    326,569    315,431
Depreciation and amortization...........  $ 18,679   $ 17,040   $ 15,773   $ 16,665   $ 16,174
Capital expenditures....................    27,612     31,676     23,092     34,293     20,977
Average COMEX price of copper per pound
  (f)...................................      0.73       0.84       0.72       0.75       1.04
BALANCE SHEET DATA:
Total assets............................  $539,427   $584,937   $499,550   $541,510   $427,155
Total long-term debt....................   247,698    231,163    180,197    217,871    102,683
Redeemable cumulative preferred stock...     2,000      2,000      2,000      2,000      2,000
Stockholders' equity....................   201,412    228,449    212,499    226,512    228,438

---------------

(a) During 2001, 1999 and 1998, we incurred unusual charges that are included in cost of goods sold of approximately $1.4 million, $5.4 million and $2.1 million, respectively. The 2001 charge of $1.4 million was related to realized and anticipated reductions in demand for our product and was for the write-down of slow moving or obsolete inventory. The 1999 charge was $5.4 million and included $3.7 million related to obsolete inventory, $0.8 million net book value of idled and obsolete machinery and equipment and $0.9 million of other charges related to the realignment of our manufacturing operations. The 1998 charge included $0.5 million of obsolete inventory and $0.9 million of other costs associated with the closing of our Greenville, Mississippi facility and $0.7 million of costs associated with the discontinuation of casting at our Roxboro, North Carolina facility. See
    Note 18 of the Notes to Consolidated Financial Statements.

(b) We recognized restructuring and other charges of approximately $19.9 million ($12.5 million after tax) in 1999 and $1.5 million ($1.0 million after tax) in 2001. See Note 18 of the Notes to Consolidated Financial Statements.

    During 1998, we recorded restructuring and other charges of approximately $11.9 million ($7.5 million after tax). This charge included $7.4 million in expenses related to the closing of our Greenville, Mississippi facility, of which $5.6 million in expenses related to the write-down of impaired assets resulting primarily from the closing of this facility; $2.3 million in expenses for the write-down of impaired assets related to the discontinuation of casting at our North Carolina facility; $0.4 million of other costs related to the discontinuation of the casting process at the North Carolina facility; $0.9 million in expenses related to the implementation of a salaried workforce reduction program; and $0.9 million in professional fees and other costs primarily associated with an acquisition that was not completed.

    During 1997, we recorded restructuring and other charges of approximately $4.4 million ($3.0 million after tax). This charge included $1.8 million in expenses related to the implementation of our 1997 Voluntary Early Retirement Program; $1.3 million of severance costs; $0.6 million of professional fees and other costs associated with an acquisition that was not completed; and $0.7 million of costs for discontinuing Poland operations of Small Tube Manufacturing Corporation (a wholly-owned subsidiary of our company).

(c) We have reclassified the operating results of Wolverine Ratcliffs, Inc., equal to $1.4 million, $0.8 million and $7.3 million (in each case net of tax) for the years ended 1999, 2000 and 2001, respectively, as discontinued operations and, in addition, we recorded an estimated $23.9 million (net of tax) loss on the disposal of the Wolverine Ratcliffs operations in 2001. See
    Note 2 of the Notes to Consolidated Financial Statements.

(d) Effective January 1, 1999, we adopted Statement of Position 98-5, Reporting on the Costs of Start-Up Activities, or SOP 98-5, which requires that costs related to start-up activities be expensed as incurred. The cumulative effect of adopting SOP 98-5 as of the beginning of 1999 was a charge of $5.8 million, net of tax.

(e) Reflects the payment of preferred stock dividends and accretion of preferred stock redemption requirements.

(f) Source: Metals Week.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of our results of operations and financial condition. This discussion should be read in conjunction with our Consolidated Financial Statements and notes thereto.

  GENERAL

     The following general factors should be considered in analyzing our results of operations:

  Critical Accounting Policies and Estimates

     We base this discussion and analysis of results of operations, cash flow and financial condition on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When we prepare these financial statements, we make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities that we report. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, long-lived assets, income taxes, restructuring reserves, pensions and other post-retirement benefits, environmental and other contingencies and litigation. We consider market conditions, customers' demand for our products, historical trends and various other factors when we make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates when different assumptions or conditions are considered. We believe the critical accounting policies impacted by our more significant judgments and estimates relate to inventory, long-lived assets, income taxes and retirement and pension plans.

     INVENTORY

     We reduce the inventory that we report on our financial statements for estimated obsolescence or unmarketable inventory. The amount of this reduction is equal to the estimated market value of our inventory less the cost of our inventory. We estimate market value based on assumptions about future demand and market conditions.

     During 2001, we changed our method of accounting for portions of raw materials, work-in-process and finished goods inventories from the last-in, first-out, or LIFO, method to the first-in, first-out, or FIFO, method. We believe the FIFO method better matches costs of inventories with revenues because copper prices have steadily declined since the mid 1990s, and the FIFO method will result in better matching of costs of inventories with revenues. We believe that the FIFO method also provides a more meaningful presentation of financial position because it reflects more recent costs in our balance sheet. Moreover, the change also conforms all of our raw materials, work-in-process and finished goods inventories to a single costing method. We applied this change in method of inventory costing retroactively by restating the prior years' financial statements. This increased (decreased) previously reported net income by $(0.7) million ($0.05 loss per diluted share) for 2001 and $3.2 million ($0.26 per diluted share) for 2000. The impact on the consolidated statement of income for the year ended December 31, 1999 was not material.

     LONG-LIVED ASSETS

     We estimate the depreciable lives of property, plant and equipment and review them for impairment if events or changes in circumstances indicate that we may not recover the carrying amount of an asset.

     Assets held for sale include the net assets of our unoccupied Greenville, Mississippi and Roxboro, North Carolina facilities. We have estimated the carrying value for these assets based on their appraised value less estimated costs to sell. Also included in assets held for sale is the net property, plant and equipment of Wolverine Ratcliffs, Inc., whose operations we decided to discontinue in 2001. We have estimated the carrying value for these assets based on our estimates of the net realizable value from the sale of these assets. Although we believe we have appropriately reduced the carrying values of all assets held for sale to their estimated recoverable amounts, net of disposal costs where appropriate, actual results could be different and our result of operations in future periods could reflect gains or losses on those assets.

     We assess the recoverability of our goodwill and other intangibles by estimating the fair value of these assets based on assumptions regarding estimated future cash flows and other factors. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. On January 1, 2002, we adopted Statement of Financial Accounting Standards, commonly known as SFAS No. 142, Goodwill and Other Intangible Assets, and we will be required to analyze goodwill for impairment issues during the first six months of 2002, and then on a periodic basis thereafter. We have not yet determined the amount, if any, of goodwill impairment under the specific guidance of SFAS No. 142. However, any impairment charge resulting from the transitional impairment test would be recognized as a cumulative effect of a change in accounting principle. See also "-- Impact of Recently Issued Accounting Standards."

     INCOME TAXES

     We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and the amounts reported in our consolidated balance sheets, as well as operating loss and tax credit carryforwards. The carrying value of our net deferred tax liability reflects our assumption that we will be able to generate sufficient future taxable income in certain tax jurisdictions, particularly in Canada, to realize our deferred tax assets. We considered carryback opportunities, reversing taxable temporary differences, future taxable income and ongoing prudent and feasible tax planning strategies when we assessed whether our deferred tax assets are realizable as of December 31, 2001. If our estimates and related assumptions regarding these factors change in the future, we may be required to record a valuation allowance against a portion of our deferred tax assets. This would result in additional income tax expense in our consolidated statement of operations.

     In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. We believe adequate provision for income taxes has been made for any potential audits.

     RETIREMENT AND PENSION PLANS

     We account for our defined benefit pension plans in accordance with SFAS No. 87, Employers' Accounting for Pensions, and we have significant pension benefit costs and credits that are developed from actuarial valuations. Inherent in these valuations are key assumptions including expected return on plan assets, and we are required to consider current market conditions in selecting these assumptions. In 2001, 2000 and 1999, we have assumed the expected long-term rate of return on plan assets to be 9.5%. The plan assets have earned a rate of return substantially less than 9.5% in 2001 and 2000. Should this trend continue, we would be required to reconsider our assumed expected rate of return on plan assets, and if we were to lower this rate, future pension costs would likely increase.

  Components of Cost of Goods Sold

     The cost of raw materials, principally copper, is a substantial portion of our cost of goods sold. The cost of raw materials, which fluctuates with the markets for raw material, are generally passed along to our customers. Accordingly, the rise and fall of copper prices and other metals affects the levels of our net sales and costs of goods sold, even in the absence of increases or decreases in business activity. The rise and fall of copper prices impacts our gross margin, calculated as gross profit as a percentage of net sales, but has little direct impact on our levels of gross profit.

  Variability of Wholesale Product Gross Profit

     Gross profit attributable to sales of our wholesale products has fluctuated and may continue to fluctuate substantially from period to period. Gross profit from sales of these products was $9.3 million in 2001, $12.6 million in 2000 and $12.2 million in 1999. Gross profit derived from the sale of wholesale products is mainly affected by changes in selling prices. Selling prices for these products are affected principally by general economic conditions, especially the rate of housing starts, industry competition and manufacturing capacity, industry production levels and other market factors. All of these factors are beyond our control.

  Impact of Product Mix

     Our products range from higher value-added and higher margin commercial products to commodity-type products such as wholesale tube products and rod and bar products. Our overall profitability from period to period is affected by the mix in sales within these categories. We have substantial sales in Canada, and our product mix in that market, as compared to the U.S. market, reflects a much higher percentage of our commodity-type products.

  Cyclical and Seasonal Nature of Demand

     Demand for our products, particularly our wholesale products, is cyclical and is significantly affected by changes in general economic conditions that affect our customers' markets. Demand in some industries to which we sell, including the residential air conditioning industry and, to a lesser extent, the commercial air conditioning industry, is also seasonal. Our sales to the residential air conditioning market are generally greater in the first and second quarters of the year and lower in the third and fourth quarters because manufacturers typically increase inventories in the early part of the year in anticipation of summer air conditioning sales and housing starts. In addition, sales of industrial tube are adversely affected in years with unusually cool summers.

  DISCONTINUED OPERATIONS

     In December 2001, we made the decision to discontinue the operations of Wolverine Ratcliffs, Inc. We hold a 74.5% ownership interest in this business, which we jointly formed in 1999 with Ratcliffs-Severn, Ltd. The business, which was previously included in our rod, bar, strip and other reportable segments, produces both heavy-gauge and light-gauge copper and copper alloy strip used primarily by automotive, hardware and electrical equipment manufacturers. The strip business has been impacted by fundamental changes in the marketplace, including aggressive foreign competition for heavy-gauge strip and increasing preference by customers for extremely light-gauge strip which our facility is unable to produce efficiently without further substantial capital investment. We determined that because of these changing market conditions, the business was unlikely to produce an acceptable return on investment and shareholder value would be enhanced by exiting this business. The strip product line represented $48.9 million, or 7.7%, $79.9 million, or 11.4%, and $60.2 million, or 9.3%, of our total sales for the years ended 2001, 2000 and 1999, respectively. We have engaged a financial advisor to pursue opportunities to dispose of the strip business and we expect to sell or commence liquidation of this business by the end of the second quarter of 2002. Accordingly, we have classified certain assets of the discontinued operations in the consolidated balance sheets as of December 31, 2001 and 2000 as "assets held for sale" and have segregated the operating results and cash flows of the discontinued operations in the consolidated statements of operations and cash flows for 2001, 2000 and 1999.

     We recorded a pretax loss from discontinued operations of $11.9 million or $7.4 million after tax in 2001, pretax income of $1.3 million or $0.8 million after tax in 2000, and pretax income of $2.1 million or $1.4 million after tax in 1999. We recorded a pretax loss from the disposal of discontinued operations of $31.5 million, or $23.9 million after tax, in 2001, which included a $2.5 million ($1.6 million after tax) provision for estimated losses during the expected phase-out period. The loss on disposal of discontinued operations assumes approximately $10.0 million of pretax proceeds from the realization or sale of the assets of the business, net of our cash payments to settle the liabilities of the discontinued operations. The expected loss on disposal of Wolverine Ratcliffs, Inc. and the expected operating losses during the period from January 1, 2002 through April 30, 2002, or the phase-out period, are based on our best estimates of the most likely outcome, considering, among other things, our knowledge of valuations of strip production assets. However, the actual amounts ultimately realized on disposal and losses incurred during the expected phase-out period could differ materially from the amounts assumed in arriving at the loss on disposal. To the extent actual results differ from our estimate, the difference will be reported in discontinued operations in future periods.

  RESULTS OF CONTINUING OPERATIONS

  Year Ended December 31, 2001, Compared with Year Ended December 31, 2000

     Consolidated net sales from continuing operations decreased by $38.4 million, or 6.2%, to $583.1 million for the year ended December 31, 2001 from $621.5 million for the year ended December 31, 2000. Pounds shipped decreased by
26.7 million pounds, or 8.0%, to 308.2 million in 2001 from 334.8 million in 2000. Sales decreased due to lower fabrication revenues, primarily related to lower volumes of fabricated products, industrial tube and technical tube sold and to a lesser extent the decrease in average COMEX copper prices in 2001 as compared to 2000. These declines in sales were partially offset by sales from the addition of our metal joining products business, or Wolverine Joining Technologies, and sales generated by our distribution center in The Netherlands, both of which we acquired in September 2000. The average COMEX copper price for 2001 was $0.73 per pound, as compared to $0.84 per pound in 2000.

     Pounds of commercial products shipped decreased by 27.7 million pounds, or 11.6%, to 210.3 million in 2001 from 238.0 million in 2000. This decrease in shipments was primarily due to decreased demand for industrial tube used in the residential air conditioning industry, as well as decreased shipments of fabricated products and technical tube, reflecting a weak economy and a relatively cool summer in North America. Lower alloy tube shipments primarily resulted from our product rationalization efforts to enhance the operating results of this product by discontinuing some of our lower margin products. Sales of commercial products decreased $43.2 million, or 8.9%, to $444.2 million in 2001 from $487.4 million in 2000. This decrease in sales was attributable to decreased fabrication revenues, primarily related to lower volumes of fabricated products, industrial tube, technical tube and alloy tube and lower average COMEX copper prices in 2001. The decrease in sales was partially offset by the addition of sales of metal joining products for the full year of 2001 as compared to sales of metal joining products for only the last quarter of 2000. Gross profit from commercial products decreased by $19.8 million, or 28.4%, to $50.1 million in 2001 from $70.0 million in 2000. Excluding the effect of $1.4 million of charges recorded in 2001 related to the write-down of slow-moving or obsolete inventory, gross profit for commercial products decreased by $18.5 million, or 26.4%, to $51.5 million in 2001 from $70.0 million in 2000. The decrease in gross profit for commercial products was primarily attributable to decreased shipments of fabricated products, technical tube and industrial tube.

     Pounds of wholesale products shipped increased by 8.5 million pounds, or 12.5%, to 76.3 million in 2001 from 67.8 million in 2000. We believe that shipments were positively impacted by an increase in housing starts and lower interest rates. Sales of wholesale products remained basically flat, increasing $0.6 million, or 0.6%, to $97.6 million in 2001 from $97.0 million in 2000, reflecting aggressive and competitive pricing as well as lower average COMEX copper pricing in 2001. Gross profit from wholesale products decreased $3.3 million, or 26.2%, to $9.3 million in 2001 from $12.6 million in 2000, due to an increase in the relative amount of our fixed costs attributed to this segment as sales volumes in other segments declined.

     Pounds of rod, bar and other products shipped decreased by 7.4 million pounds, or 25.7%, to 21.5 million in 2001 from 29.0 million in 2000, primarily due to the weak economy which had a particularly negative impact on the heavy industrial applications of rod and bar products. Sales of rod, bar and other products increased $4.3 million, or 11.6%, to $41.3 million in 2001 from $37.1 million in 2000. Sales increased approximately $15.0 million due to sales generated by our distribution center in The Netherlands. This increase in sales was partially offset by a decrease in fabrication revenues for rod and bar products due to competitive pricing and a decrease in average COMEX copper pricing in 2001. Gross profit from rod, bar and other products increased $0.3 million, or 11.5%, to $2.8 million in 2001 from $2.5 million in 2000, due to the operating results of the distribution center in The Netherlands offset by a decline in the volume of rod and bar products shipped.

     Consolidated gross profit decreased $22.9 million, or 26.9%, to $62.2 million in 2001 from $85.1 million in 2000. In 2001, unusual charges of $1.4 million were recognized in cost of goods sold. These charges related to realized and anticipated reductions in demand for our products and were for the write-down of slow-moving or obsolete inventory. Excluding the effect of these charges, consolidated gross profit decreased $21.5 million, or 25.3%, to $63.6 million in 2001 from $85.1 million in 2000. Gross profit in 2001 decreased primarily due to lower shipments of fabricated products, technical tube and industrial tube. Additionally, gross profit was negatively impacted by approximately $3.4 million of higher healthcare costs and by approximately $3.4 million in higher energy costs for 2001.

     Consolidated selling, general and administrative expenses for the year ended December 31, 2001 remained relatively flat, increasing by $0.3 million, or 0.9%, to $32.3 million, from $32.0 million in 2000. Consolidated selling, general and administrative expenses were approximately five percent of sales for both 2001 and 2000. Excluding the selling, general and administrative expenses of Wolverine Joining Technologies and the distribution center in The Netherlands, both of which we acquired in September 2000, selling, general and administrative expenses decreased approximately 6.0% or $1.9 million, primarily due to a $1.5 million reduction in incentive compensation, partially offset by a $1.0 million increase in legal expenses.

     Operating income from continuing operations decreased $24.8 million to $28.4 million for the year ended December 31, 2001, from $53.2 million in 2000. In 2001, restructuring and other charges of $1.5 million were recognized, as described in the "Restructuring and Other Charges" section below, as well as the previously described $1.4 million of unusual charges that were recognized in cost of goods sold. Excluding the effect of the unusual charges to cost of goods sold and restructuring and other charges recorded in 2001, income from continuing operations decreased 41.0% to $31.4 million in 2001 from $53.2 million in 2000.

     Consolidated net interest expense increased $0.9 million to $13.1 million in 2001 from $12.2 million in 2000. There was an average of $86.7 million in outstanding borrowings and obligations under our existing revolving credit facility during 2001 as compared to an average of $46.7 million during 2000. This increase was attributable to the funding of our capital programs as well as our acquisition of Wolverine Joining Technologies in September 2000. The average interest rate under our existing revolving credit facility was 5.5% for 2001 versus 7.0% for 2000. Interest expense in 2001 is net of interest income of $0.6 million and capitalized interest of $1.1 million, and interest expense in 2000 is net of interest income of $1.2 million and capitalized interest of $1.3 million. Interest expense also is net of interest allocated to the discontinued operations of Wolverine Ratcliffs, Inc. which was $1.3 million in 2001 and $0.5 million in 2000.

     Amortization and other, net was $0.4 million of income in 2001, as compared to $0.4 million of expense in 2000. Amortization and other, net in 2001 included $0.5 million of foreign currency gains, as compared to $0.1 million of foreign currency gains in 2000. These foreign currency gains are largely attributable to fluctuations in the Canadian to U.S. dollar exchange rate. Amortization and other, net in 2001 also included $0.6 million of income related to the administration and collection of receivables sold to us by our discontinued operations. Amortization expense was $0.7 million in 2001, as compared to $0.4 million in 2000.

     The effective tax rate for continuing operations for 2001 was 27.5%, as compared to 36.1% in 2000. Excluding the effect of a $0.4 million non-recurring tax benefit that we recorded for our Canadian operations in the first quarter of 2001 and a tax benefit of $1.1 million resulting from the recognition of charges in cost of goods sold and restructuring and other charges, the effective tax rate applicable to continuing operations would have been 31.3% in 2001, as compared to 36.1% in 2000. The decrease in the effective tax rate in 2001 resulted from more income from foreign tax jurisdictions which had lower statutory tax rates.

     Consolidated income from continuing operations in 2001 decreased by $14.5 million to $11.4 million, or $0.91 per diluted share, from $25.9 million, or $2.08 per diluted share, in 2000. Excluding the unusual charges totaling $2.9 million or $1.8 million net of tax that we recognized in 2001, consolidated income and diluted earnings per share from continuing operations for 2001 was $13.3 million or $1.05 per diluted share.

  Year Ended December 31, 2000, Compared with Year Ended December 31, 1999

     Consolidated net sales from continuing operations increased by $35.3 million, or 6.0%, to $621.5 million for the year ended December 31, 2000, from net sales of $586.2 million in 1999. Pounds shipped decreased 3.7 million pounds, or 1.1%, to 334.8 million in 2000 from 338.6 million in 1999 due to a significant decline in wholesale product shipments. Sales increased as a result of a richer mix of products sold, which included increased fabrication revenues for technical tube and industrial tube, the addition of sales of metal joining products and to a lesser extent the increase in average COMEX copper prices in 2000 as compared to 1999.

The average COMEX copper price increased by $0.12 per pound to $0.84 per pound in 2000, from $0.72 per pound in 1999.

     Pounds of commercial products shipped increased by 13.3 million pounds, or 5.9%, to 238.0 million in 2000 from 224.7 million in 1999. This increase in shipments was primarily due to increased volumes of technical tube used in the commercial air conditioning industry and industrial tube used in the residential air conditioning industry. Sales of commercial products increased $50.7 million, or 11.6%, to $487.4 million in 2000 from $436.7 million in 1999. The increase in sales was attributable to increased fabrication revenues for technical and industrial tube resulting primarily from higher volumes, as well as the addition of sales of metal joining products, namely brazing alloys, fluxes and solders. Higher average COMEX copper pricing in 2000 increased sales. Gross profit from commercial products increased by $19.5 million, or 38.7%, to $70.0 million in 2000 from $50.4 million in 1999. Excluding the effect of $4.2 million of charges recorded in 1999 related to the write-down of inventory and other assets, gross profit increased by $15.4 million, or 28.2%, to $70.0 million in 2000 from $54.6 million in 1999. The increase in gross profit from commercial products was primarily attributable to the increased volumes of technical and industrial tube sold as well as the addition of sales of metal joining products.

     Pounds of wholesale products shipped decreased by 19.6 million pounds, or 22.4%, to 67.8 million in 2000 from 87.5 million in 1999. We believe that shipments in 2000 were negatively impacted by higher interest rates, which caused a slowdown in the residential construction markets in both the United States and Canada. This adversely affected both demand and pricing for wholesale products. Sales of wholesale products decreased $21.8 million, or 18.4%, to $97.0 million in 2000 from $118.8 million in 1999, reflecting lower shipments and pricing, partially offset by higher average COMEX copper pricing in 2000. Gross profit from wholesale products increased $0.4 million, or 3.2%, to $12.6 million in 2000 from $12.2 million in 1999. Excluding the effect of $1.2 million of charges recorded in 1999 related to the write-down of inventory and other assets, gross profit decreased $0.8 million, or 5.8%, to $12.6 million in 2000 from $13.4 million in 1999.

     Pounds of rod, bar and other products shipped increased 2.6 million pounds, or 9.8%, to 29.0 million in 2000 from 26.4 million in 1999. Sales of rod, bar and other products increased $6.4 million, or 20.9%, to $37.1 million in 2000 from $30.7 million in 1999. The increase in sales was attributable to the increased fabrication revenues due primarily to an increase in shipments as well as higher average COMEX copper pricing in 2000. Gross profit from rod, bar and other products increased $1.6 million to $2.5 million in 2000 from $0.9 million in 1999. This improvement in gross profit was due primarily to increased volumes of rod and bar products sold and cost reductions in the manufacture of these products.

     Consolidated gross profit increased $21.5 million, or 33.8%, to $85.1 million in 2000 from $63.6 million in 1999. In 1999, we recognized unusual charges of $5.4 million (as restated) in cost of goods sold. These charges primarily consisted of $3.7 million related to obsolete inventory, $0.8 million net book value of idled and obsolete machinery and equipment and $0.9 million of other charges related to the realignment of our manufacturing operations. Excluding the effect of these charges, as adjusted, consolidated gross profit increased $16.1 million, or 23.4%, to $85.1 million in 2000 from $69.0 million in 1999. We were able to largely offset overall cost increases in 2000 through our cost reduction efforts and capital improvement programs, but gross profit in 2000 was negatively impacted by higher energy and transportation costs of $1.9 million and higher employee healthcare costs of $0.8 million.

     Consolidated selling, general and administrative expenses increased $1.7 million, or 5.4%, to $32.0 million for the year ended December 31, 2000, from $30.3 million in 1999. This increase was primarily the result of increased employee compensation expenses relating to performance incentives and relocation costs of approximately $1.3 million and approximately $0.6 million of costs due to the addition of Wolverine Joining Technologies in the fourth quarter of 2000.

     Operating income from continuing operations increased $39.8 million to $53.2 million for the year ended December 31, 2000, from $13.4 million in 1999. In 1999, restructuring and other charges of $19.9 million were recognized, as described in the "Restructuring and Other Charges" section below, as well as the previously described $5.4 million of charges that were recognized in cost of goods sold. Excluding the effect of the unusual charges recorded in 1999, income from operations increased $14.5 million, or 37.5%, to $53.2 million in 2000 from $38.7 million in 1999.

     Consolidated net interest expense was $12.2 million in both 2000 and 1999. There were an average of $46.7 million in outstanding borrowings and obligations under our existing revolving credit facility during 2000 as compared to an average of $52.2 million during 1999. Interest expense in 2000 is net of interest income of $1.2 million and capitalized interest of $1.3 million and interest expense in 1999 is net of interest income of $2.9 million and capitalized interest of $0.3 million. The average interest rate under our existing revolving credit facility was 7.0% for 2000 versus 8.6% for 1999. Interest expense is also net of interest income from loans to the discontinued operations of Wolverine Ratcliffs, Inc. which was $0.5 million in 2000 and $0.2 million in 1999.

     Amortization and other, net was $0.4 million in 2000, as compared to $1.7 million in 1999. Amortization and other, net included $0.1 million of foreign currency gains, as compared to a $1.0 million foreign currency loss in 1999. These foreign currency gains and losses are largely attributable to fluctuations in the Canadian to U.S. dollar exchange rate.

     For the year ended December 31, 1999, we recognized a tax benefit of $9.6 million resulting from the recognition of unusual charges recorded in 1999. Excluding the effect of the tax benefit and the related unusual charges, the effective tax rate for continuing operations would have been 36.1% in 2000 and 34.7% in 1999.

     Consolidated income from continuing operations increased by $25.5 million to $25.9 million, or $2.08 per diluted share, from $0.4 million, or $0.01 per diluted share, in 1999. Excluding the unusual charges of $25.3 million or $15.8 million after tax in 1999, income from continuing operations for 1999 was $16.2 million and diluted earnings per share from continuing operations for 1999 were $1.20.

  RESTRUCTURING AND OTHER CHARGES

  1999 Restructuring and Other Charges

     In 1999, we recognized restructuring and other charges of $19.9 million or $12.5 million net of tax. These charges included:

     - $10.0 million in expenses relating to the announced closing of our Roxboro, North Carolina facility completed in June 2000, of which $8.6 million related to the write-down of impaired assets;

     - $2.8 million related to the implementation of an indirect workforce reduction program of approximately 100 employees;

     - $3.6 million related to the write-off of impaired assets caused when relocated machinery from Roxboro displaced existing equipment and necessitated changes in production;

     - $1.9 million in expenses related to previously closed facilities, of which $1.8 million related to the write-down of impaired assets;

     - $0.8 million in expense related to the termination of an interest rate swap; and

     - $0.8 million in professional fees and other costs, primarily associated with acquisitions that were not completed.

     From October 1999 through December 31, 2001, we paid approximately $4.9 million in cash related to the restructuring. We believe the accrued restructuring costs of $0.1 million as of December 31, 2001 represent our remaining obligations. See Note 18 of the Notes to Consolidated Financial Statements.

     During the third quarter of 1999, we implemented an indirect workforce reduction program affecting approximately 100 employees. Each terminated employee's severance pay was, in general, calculated in accordance with our severance pay plan, which provides benefits to all eligible employees who have at least one year of service and who are terminated for reasons other than cause. At the end of the fourth quarter of 1999, the implementation of the indirect workforce reduction program was substantially complete. We realized cost savings of approximately $2.5 million in reduced salary and related expenses in 2000 as a result of this workforce reduction. Implementation of the workforce reduction program resulted in an approximate $2.8 million charge that was recognized in the third quarter of 1999. The primary components of this charge were $2.1 million in severance and vacation pay and $0.7 million in increased post-retirement medical and life insurance benefits.

  2001 Restructuring and Other Charges

     During the third quarter of 2001, we recognized restructuring and other charges of $1.5 million or $1.0 million net of tax. We accrued and charged to expense $1.1 million for severance benefits for approximately 40 salaried and hourly employees. We offered a voluntary separation program to employees at several of our facilities due to lack of demand for these facilities' products, the criteria for which were dependent on the employee's age, job duties and years of service. We separated these employees to reduce costs because we anticipated continued weakness in sales volumes and mix and reductions in capacity utilization. We also accrued and charged to expense a $0.2 million write-off of impaired assets and an additional $0.2 million write-off related to a previously closed facility. As of December 31, 2001, we had separated 40 employees and we believe the accrued restructuring costs of $0.3 million as of December 31, 2001 represent our remaining cash obligations. We expect to realize approximately $2.1 million or $1.3 million after taxes in reduced salary and related expenses per year as a result of the restructuring.

  START-UP COSTS

     Effective January 1, 1999, we adopted Statement of Position 98-5, Reporting on the Costs of Start-Up Activities, or SOP 98-5, as issued by the American Institute of Certified Public Accountants, which requires that pre-operating costs related to start-up activities be expensed as incurred. In accordance with the provisions of SOP 98-5, we recognized a charge for the cumulative effect of a change in accounting principle of $8.0 million or $5.8 million after taxes. The implementation of SOP 98-5 required us to write-off the remaining deferred start-up costs relating primarily to our Roxboro, North Carolina; Jackson, Tennessee; and Shanghai, China facilities.

     Prior to January 1, 1999, we capitalized pre-operating costs related to the start-up of new operations to the extent that these costs:

          (i) could be separately identified and segregated from ordinary period costs;

          (ii) provided a quantifiable benefit to a future period; and

          (iii) were directly attributable to the quantifiable benefit within a relatively short period of time after the costs were incurred.

     These costs were comprised of expenditures such as payroll, travel and other costs incurred during the pre-operating period. The pre-operating period was defined as the period prior to the commencement of production. These capitalized costs were generally being amortized on a straight-line basis over a five-year period.

  LIQUIDITY AND CAPITAL RESOURCES

     The primary sources of our liquidity for the years ended December 31, 2001, 2000 and 1999 were cash provided from continuing operating activities, cash on hand at the beginning of each year and borrowings under our existing revolving credit facility. The primary uses of our funds were for investments in our property, plant and equipment in 2001, 2000 and 1999, the discontinued operations of Wolverine Ratcliffs, Inc., the acquisition of Wolverine Joining Technologies in 2000 and the repurchase of 1.4 million shares of our common stock in 1999 and 2000.

     Net cash provided by continuing operating activities totaled $26.6 million for 2001, $46.6 million for 2000 and $16.0 million for 1999. The net reduction in operating cash flows in 2001 was primarily the result of less income in 2001 as compared to 2000 offset by the reduction in accounts receivable and accounts payable in

2001 relative to 2000. In 2000, improved earnings as compared to 1999 contributed to stronger reported operating cash flows.

     As of December 31, 2001, our existing revolving credit facility was scheduled to mature on April 30, 2002. Our existing revolving credit facility originally provided for a $200.0 million line of credit and a floating base interest rate that was LIBOR plus a specified margin of 0.25% to 1.00%. On August 8, 2001, we and our lenders agreed to amend and waive some of the financial covenants under our existing revolving credit facility and to increase our existing revolving credit facility's floating base interest rate to LIBOR plus a margin ranging from 0.75% to 2.00% for the second half of 2001.

     On February 4, 2002, we and our lenders executed a limited waiver, another amendment to our existing revolving credit facility's credit agreement and a security agreement. Under the terms of these documents, the lenders waived compliance with the financial covenants contained in our existing revolving credit facility from December 31, 2001 through April 16, 2002, and we agreed to limit borrowings under our existing revolving credit facility to an aggregate amount of $130.0 million, limit some of our non-operating activities, adjust the floating base interest rate on our existing revolving credit facility to LIBOR plus 3.00% and grant a security interest in all our U.S. accounts receivable and inventory to secure all new borrowings under our existing revolving credit facility after the date of the limited waiver.

     On February 28, 2002, we and our lenders executed a limited waiver of certain terms of the credit agreement governing our existing revolving credit facility. Under the terms of the waiver, the lenders waived our compliance with certain financial reporting and letter of credit requirements set forth in the credit agreement.

     As of December 31, 2001, we had approximately $103.0 million in outstanding borrowings and off-balance sheet obligations and approximately $27.0 million in additional borrowing capacity available under our existing revolving credit facility. As of December 31, 2000, we had approximately $85.0 million in outstanding borrowings and off-balance sheet obligations and approximately $115.0 million in additional borrowing capacity available under our existing revolving credit facility.

     On March 27, 2002, we obtained new financing agreements to replace our existing revolving credit facility. We issued $120 million in principal amount of 10.5% Senior Notes that will mature in 2009. The 10.5% Senior Notes were issued pursuant to an Indenture, dated as of March 27, 2002, between us and First Union National Bank, as Trustee. The 10.5% Senior Notes (i) have interest payment dates of April 1 and October 1 of each year; (ii) are redeemable after the dates and at the prices (expressed in percentages of principal amount on the redemption date), as set forth below:

                            YEAR                              PERCENTAGE
                            ----                              ----------
April 1, 2006...............................................   105.250%
April 1, 2007...............................................   102.625%
April 1, 2008 and thereafter................................   100.000%

(iii) are senior unsecured obligations and are senior in right of payment to any of our future subordinated obligations; and (iv) are subject to the terms of the Indenture, which contain certain covenants that limit our ability to incur additional indebtedness, make certain restricted payments and dispose of certain assets.

     We also entered into a new secured revolving credit facility concurrently with the closing of the 10.5% Senior Notes offering. The new revolving credit facility provides for up to a $37.5 million line of credit dependent on the levels of and secured by our eligible accounts receivable and inventory. The new revolving credit facility provides for interest at the Eurodollar rate plus 2.5% or the U.S. base rate plus 1%. Commitment fees on the unused available portion of the facility are 0.5%. The new revolving credit facility matures on March 27, 2005. As of March 27, 2002, we had approximately $37.5 million in borrowing capacity available under our new revolving credit facility (subject to a $2.0 million excess availability requirement).

     Because we used proceeds from our new long-term financing agreements to refinance the current maturities on our existing revolving credit facility, we have reclassified all outstanding borrowings under the existing facility as non-current in our consolidated balance sheet as of December 31, 2001. See Note 8 of the Notes to Consolidated Financial Statements.

     We have summarized below our payment obligations under the terms of our existing contracts and commercial commitments as of December 31, 2001:

                                     PAYMENTS DUE OR COMMITMENTS EXPIRING IN PERIOD:
                                ---------------------------------------------------------
                                 2002     2003     2004     2005    AFTER 2005    TOTAL
                                ------   ------   ------   ------   ----------   --------
                                                     (IN THOUSANDS)
Contractual obligations:
  Short-term debt.............  $1,684   $   --   $   --   $   --    $     --    $  1,684
  Long-term debt..............      --       --       --       --     247,906     247,906
  Operating leases............   2,459    2,110    1,573    1,548       2,655      10,345
  Commitments for capital
     expenditures.............   2,306       --       --       --          --       2,306
                                ------   ------   ------   ------    --------    --------
Total contractual
  obligations.................  $6,449   $2,110   $1,573   $1,548    $250,561    $262,241
                                ======   ======   ======   ======    ========    ========
Other commercial commitments:
  Standby letters of credit...  $5,450       --       --       --          --    $  5,450
                                ======   ======   ======   ======    ========    ========

     Capital expenditures for continuing operations were $27.6 million in 2001, $31.7 million in 2000 and $23.1 million in 1999. We currently expect to spend approximately $15.0 to $17.0 million in 2002. Our capital expenditures include asset replacement, environmental compliance and asset improvement items.

     Over the period from 1999 to 2000, we purchased 1,395,700 shares of our outstanding common stock in the open market for a total of $22.8 million. The impact on net diluted earnings per share of purchasing the shares, based on the weighted average borrowing rate under our existing revolving credit facility and the effective U.S. tax rate of each year, is a favorable per share impact of $0.04 for 2001 and $0.20 for 2000. In 1999, income per diluted common share decreased by an additional $0.09 per share. Under the stock repurchase program approved by our board of directors on April 6, 2000 and extended on February 23, 2001, we are authorized to purchase an additional 820,100 shares of our stock through the period ending March 31, 2002. Although we are authorized by our board of directors to purchase additional shares of stock, we do not intend to purchase any shares in 2002 and the indenture governing our new 10.5% Senior Notes will limit our ability to make such purchases.

     The ratio of current assets to current liabilities was 3.3 in 2001, 3.1 in 2000 and 3.1 in 1999, in each case calculated as of December 31.

  SENIOR NOTES DUE 2008

     In August 1998, we issued $150.0 million in principal amount of our 7 3/8% Senior Notes. Our 7 3/8% Senior Notes were issued pursuant to an indenture, dated as of August 4, 1998, between us and First Union National Bank, as trustee. We used the net proceeds from the sale of our 7 3/8% Senior Notes to reduce borrowings by approximately $58.0 million under our existing revolving credit facility. We used the remaining net proceeds for capital expenditures, working capital and other general corporate purposes. Our 7 3/8% Senior Notes:

     - have interest payment dates on February 1 and August 1 of each year, which commenced February 1, 1999;

     - are redeemable at our option at a redemption price equal to the greater of (a) 100% of the principal amount of our 7 3/8% Senior Notes to be redeemed, or (b) the sum of the present value of the remaining scheduled payments of principal and interest thereon from the redemption date to the maturity date, discounted to the redemption date on a semiannual basis at the Treasury Rate plus 25 basis points, plus, in each case, accrued interest thereon to the date of redemption;

     - are our senior unsecured obligations and are equal priority in right of payment with any of our existing and future senior unsecured indebtedness;

     - are guaranteed by our subsidiaries, all of which are also guarantors under the 10.5% Senior Notes issued in March 2002;

     - are subject to the terms of the indenture governing our 7 3/8% Senior Notes, which contains certain covenants that limit our ability to incur indebtedness secured by certain liens and to engage in sale/leaseback transactions.

  MARKET RISKS

     We are exposed to various market risks, including changes in interest rates, commodity prices and foreign currency rates. Market risk is the potential loss arising from adverse changes in market rates and prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes. In the ordinary course of business, we enter into various types of transactions involving financial instruments to manage and reduce the impact of changes in interest rates, commodity prices and foreign exchange rates.

  Interest Rate Risk

     The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our total long-term fixed interest rate debt as of December 31, 2001 was $127.5 million, as compared to $130.4 million as of December 31, 2000. A 1% increase from prevailing interest rates would result in a decrease in fair value of this debt by approximately $6.1 million as of December 31, 2001 and $7.0 million as of December 31, 2000. Conversely, interest rate changes generally do not affect the fair market value of variable rate debt but will impact future earnings and cash flows assuming all other factors are held constant. The annual pretax earnings and cash flow impact resulting from a 1% increase in interest rates based on the amount of outstanding debt and the interest rates in effect as of December 31, 2001 would be approximately $1.0 million.

  Commodity Price Risk

     In connection with the sale of some raw materials, principally copper, we have entered into commodity forward contracts as we deemed appropriate to reduce the risk of price increases with respect to both firm price sale commitments and anticipated sales. These forward contracts are accounted for in accordance with SFAS No. 133 (subsequently amended by SFAS No. 137 and 138) Accounting For Derivative Instruments and Hedging Activities. As of December 31, 2001, we had entered into contracts hedging the raw material requirements for committed and anticipated future sales through December 2003 having a notional value of $46.1 million. As of December 31, 2000, we had entered into contracts hedging the raw material requirements for committed and anticipated future sales through December 2001 having a notional value of $32.7 million. The estimated fair value of these outstanding contracts was approximately $3.9 million as of December 31, 2001 and $0.9 million as of December 31, 2000. A 10.0% adverse change in commodity prices would decrease the estimated fair value of these outstanding contracts by $4.2 million and $3.2 million at December 31, 2001 and December 31, 2000, respectively.

     In connection with the purchase of natural gas, we have entered into commodity futures contracts for natural gas to reduce our risk of future price increases. These contracts are accounted for in accordance with SFAS No. 133 and accordingly, realized gains and losses are recognized when the hedged natural gas purchases occur and are recognized in cost of goods sold. Unrealized gains and losses are recognized as a component of other comprehensive income. As of December 31, 2001, we had commodity futures contracts to purchase natural gas for the period February 2002 through October 2002 with a carrying amount of $1.4 million and an unrealized loss of $0.2 million, based on futures prices as of December 31, 2001. As of December 31, 2000, we had commodity options to purchase natural gas for the period January 2001 through March 2001 with an open position of $0.3 million and an unrealized gain of $0.2 million, based on futures prices as of December 31, 2000. The effect of a 10.0% adverse change in commodity prices as of December 31, 2001 for these futures contracts would result in a potential loss in fair value of approximately $0.1 million.

  Foreign Currency Risk

     Some of our operations use foreign exchange forwards to hedge fixed purchase and sales commitments denominated in a foreign currency. Our foreign currency exposures relate primarily to nonfunctional currency assets and liabilities denominated in euros and British pounds.

     We do not enter into forward exchange contracts for trading purposes. Realized gains and losses on the contracts are included in other income and expense. We mitigate the risk that the parties with whom we enter into these over-the-counter agreements will fail to perform by only entering into agreements with major international financial institutions.

     As of December 31, 2001, we had forward exchange contracts outstanding to purchase foreign currency with a notional amount of $1.4 million and to sell foreign currency with a notional amount of $1.0 million. As of December 31, 2001, we had an unrealized loss of $9,334 associated with these forward contracts. The potential loss in fair value for these forward contracts from a hypothetical 10.0% adverse change in quoted foreign currency exchange rates would be approximately $0.2 million.

     As of December 31, 2000, we had forward exchange contracts outstanding to purchase foreign currency with a notional amount of $3.2 million and to sell foreign currency with a notional amount of $1.9 million. As of December 31, 2000, we had an unrealized loss of $16,800 associated with these forward contracts. The potential loss in fair value for these forward contracts from a hypothetical 10.0% adverse change in quoted foreign currency exchange rates would be approximately $0.5 million.

  ENVIRONMENTAL

     Our facilities and operations are subject to extensive environmental laws and regulations. During the year ended December 31, 2001, we spent approximately $0.4 million on environmental matters, which include remediation costs, monitoring costs and legal and other costs. We have a reserve of $1.9 million for environmental remediation costs which is reflected in our consolidated balance sheet for the year ended December 31, 2001. We have approved and intend to spend $0.9 million for capital expenditures relating to environmental matters during 2002. Based on currently available information, we believe that the costs of the environmental matters described below are not reasonably likely to have a material adverse effect on our business, financial condition or results of operations.

  Oklahoma City, Oklahoma

     We are one of a number of Potentially Responsible Parties, commonly referred to as PRPs, named by the United States Environmental Protection Agency, commonly referred to as the EPA, with respect to the soil and groundwater contamination at the Double Eagle Refinery Superfund site in Oklahoma City, Oklahoma. The costs associated with the cleanup of this site will be entirely borne by the PRPs, because the site owner has filed for bankruptcy protection. In March 1993, twenty-three PRPs named with respect to the soil and groundwater contamination of the site, including us, submitted a settlement offer to the EPA. On June 15, 2001, we received a final proposed Administrative Order on Consent from the EPA. On July 30, 2001, we agreed to this order with the EPA and submitted the required documentation. The order provides for each PRP's liability to be limited to a pro rata share of an aggregate amount based on the EPA's worst-case cost scenario to remediate the site. Under the order, our settlement amount is estimated to be $0.4 million.

  Decatur, Alabama

     In 1999, we negotiated a new Consent Order under Section 3008(h) of the Resource Conservation and Recovery Act. This order incorporated the Corrective Measures Study, commonly referred to as the CMS, submitted to the EPA regarding a waste burial site at the Decatur, Alabama facility. The order also included an upgrade to an existing chrome groundwater remediation system. The CMS proposed current monitoring and site maintenance. The estimated remaining monitoring, legal, and other costs related to the ground water remediation project are $0.8 million. Part of the ground water contamination plume is underneath a section of property not owned by us. There are monitoring wells and recovery wells on this property. However, these wells have not been activated because the level of contamination currently is below regulated levels. To date, we have not received or been threatened by any claim from the owner of this property. If the owner of this property does make a claim, we could incur additional costs.

     On May 31, 2001, the EPA ordered modifications to the previously approved CMS and operations and maintenance plan to include continued monitoring of the burial site and the development of a contingency plan if contamination is detected. In addition, the EPA requested that we have a deed restriction placed on the burial site area to restrict any future development. We filed a deed restriction on 4.35 acres of the 165 acre manufacturing facility site in February 2002. The cost to us to comply with the CMS, as currently approved, is not expected to have an adverse effect on our business, financial condition or results of operations.

     In July of 2000, we notified the Alabama Department of Environmental Management that we detected low levels of volatile organic compounds and petroleum hydrocarbons in the groundwater at the Decatur, Alabama facility during the expansion of the facility. We expect to further define the extent of any contamination and execute any necessary remedies once construction in the area is completed. On June 13, 2001, we received a letter from the department stating that a preliminary assessment would not be conducted until 2002. We may voluntarily institute a pump and treat system in order to remediate the contamination.

  Ardmore, Tennessee

     On December 28, 1995, we entered into a Consent Order and Agreement with the Tennessee Division of Superfund, or Tennessee Division, relating to the Ardmore, Tennessee facility, under which we agreed to conduct a preliminary investigation on whether volatile organic compounds detected in and near the municipal drinking water supply are related to the Ardmore facility and, if necessary, to undertake an appropriate response. That investigation has revealed contamination, including elevated concentrations of volatile organic compounds, in the soil in areas of the Ardmore facility and also has revealed elevated levels of certain volatile organic compounds in the shallow residuum groundwater zone at the Ardmore facility.

     Under the terms of the order, we submitted a Remedial Investigation and Feasibility Study work plan, which was accepted by the Tennessee Division, and we have initiated this work plan. The Tennessee Division approved a Groundwater Assessment Plan as a supplement to the work plan, and additional groundwater sampling to determine the lateral and vertical extent of possible contamination began in July 2000. The data from the groundwater assessment, the subsequent risk assessment and a preliminary review of remedial alternatives will complete the work plan portion of the project. It is anticipated that the work plan will be submitted to the Tennessee Division by the end of the second quarter of 2002. A CMS will follow the work plan and will recommend any required remediation. On June 13, 2001, we purchased 22 acres immediately north of the Ardmore facility because of the potential migration of ground water contamination to this property. We believe that owning the property will reduce both potential liability and long-term remediation costs. We are proposing to the Tennessee Division that an interim corrective measure be implemented at the facility. The interim measure will consist of a system to extract water and vapors from the areas of highest concentration. The system can be expanded to conduct additional remediation if required. Based on recent testing efforts at the facility and the available information, we preliminarily estimate that it will cost between $0.5 million and $1.6 million to complete the investigation and develop the remediation plans for this site.

     The water currently delivered to residents by the municipality is treated prior to human consumption, and thus does not contain volatile organic compounds above acceptable drinking water standards. We do not know whether the municipality may have delivered untreated water to its water consumers. However, due to dilution with non-contaminated water, which we believe occurs in the operation of the municipal well system, we believe that it is unlikely that any consumer was exposed in the past to volatile organic compounds above acceptable drinking water standards. To date, we have not received or been threatened by any claim from the municipality or its residents with respect to the drinking water.

     A report of a 1995 EPA site inspection of the Ardmore facility recommended further action for the site. We believe, however, that because the Tennessee Division is actively supervising an ongoing investigation of the Ardmore facility, it is unlikely that the EPA will intervene and take additional action. If the EPA should intervene, however, we could incur additional costs for any further investigation or remedial action required.

  Greenville, Mississippi

     Following our acquisition of the Greenville, Mississippi facility, a preliminary investigation disclosed certain volatile organic compounds in soil and groundwater at the site. We entered into a consent agreement with the Mississippi Department of Environmental Quality on July 15, 1997. We began remediation efforts in the third quarter of 1997 and expected these efforts to last approximately three years. We recently submitted a report of remediation activities and were granted approval by the Mississippi department to cease active remediation and begin post-closure monitoring. However, there can be no assurance that the department will allow us to permanently discontinue remediation efforts, and operations, maintenance and other expenses of the remediation system may continue for a longer period of time. Through October 3, 1998, applicable costs of testing and remediation required at the Greenville facility had been shared with the former owners of the facility pursuant to the terms of an escrow agreement established at the time the facility was acquired. Subsequent to October 3, 1998, we released the former owners of the facility from liability related to the remediation of the Greenville facility after receiving a $145,000 settlement payment. We estimate the remaining investigative and remedial costs could total $0.1 million under the remediation plan we adopted, but these costs could increase if additional remediation is required.

     We have applied for entry into the Mississippi Brownfield Program for industrial site redevelopment. We have delineated the Brownfield site, prepared and submitted a Brownfields Contingency Monitoring Plan, and are implementing passive remediation at the site. We anticipate long-term monitoring of the site to continue until the concentration of contaminants reach the Mississippi division's target goals.

  Altoona, Pennsylvania

     We have entered our Altoona, Pennsylvania facility into the State of Pennsylvania Department of Environmental Protection Act II Program. The Program addresses contamination issues related to closed hazardous waste lagoons and oil contamination of soil at this facility. The hazardous waste lagoons were closed in 1982. The program is a voluntary site remediation program, which allows us to direct the site evaluation and any eventual remediation. Preliminary costs are estimated at $0.2 million to complete the investigation phase of the program. Once the investigation phase is completed, a decision on remediation, if any, will be made. Insufficient information exists at this point to estimate any remediation costs or if remediation will be required. It is our position that the previous owner indemnified us for any liability in the matter. We are pursuing this indemnification with Millennium Chemicals, formerly National Distillers, and, therefore, no liability has been recorded as of December 31, 2001.

     In 1998, we entered into a consent agreement with the municipality with regard to its wastewater discharge limits. We anticipate that we will be able to resolve the violation of the wastewater discharge limits through the use of wastewater discharge credits from the municipality. However, if this method is unsuccessful, we may have to install equipment that is estimated to cost approximately $100,000.

  LEGAL PROCEEDINGS

     Our facilities and operations are subject to extensive environmental laws and regulations, and we are currently involved in various proceedings relating to environmental matters as described above. We are not involved in any legal proceeding that we believe could have a material adverse effect upon our business, operating results or financial condition.

     In 2001, we became aware of three competition-related investigations involving the copper fittings industry and the copper tube industry. The European Commission initiated an investigation of producers of copper fittings and tubes in the European Union, contending that certain companies participated in mutual agreements and/or common procedures. In addition, the Commission of Competition for Canada issued a court order for the production of records to a number of producers and distributors of copper fittings. We have not been contacted in respect of, or otherwise received any information that would indicate that we are involved in, either of these investigations.

     In the United States, a Grand Jury in the Northern District of Indiana has undertaken an investigation into possible violations of U.S. antitrust laws in the copper fittings industry and the copper tube industry. In March 2001, we received a subpoena for documents in connection with this investigation. We recently completed production of documents we believe are responsive to this subpoena. We understand this to be an industry-wide investigation and that most U.S. manufacturers of copper fittings and most of our competition in the copper tube industry in the United States have also received subpoenas relating to this investigation.

     To our knowledge, no allegations or claims have been made against us and we are neither a target nor the subject of any investigation relating to these matters. With respect to any matters relating to the copper fittings industry, we do not participate in that industry. We believe that our operations, policies and practices are in compliance with the requirements of the U.S. antitrust laws and competition laws in other jurisdictions where we do business. However, we are unable to predict the scope or outcome of the investigations or the extent, if any, to which our business, financial condition or operations may be affected by these matters.

  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 presumes that goodwill has an indefinite useful life and thus should not be amortized but rather tested at least annually for impairment using a lower of cost or fair value approach. Other intangible assets will still be amortized over their useful lives under SFAS No. 142.

     On January 1, 2002 we adopted SFAS No. 142. A transitional impairment test of all goodwill is required to be completed within six months of adopting SFAS No. 142. We have not yet determined the amount, if any, of our goodwill impairment under the specific guidance of SFAS No. 142. However, any impairment charge resulting from the transitional impairment test would be recognized as a cumulative effect of a change in accounting principal. We have $103.0 million of net deferred charges and intangible assets as of December 31, 2001, of which $99.8 million is goodwill. Our adoption of SFAS No. 142 is expected to increase our income from continuing operations by approximately $2.1 million net of tax in 2002 due to the elimination of amortization of goodwill.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets that supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new rules also supersede the provision of Accounting Principle Board, or APB, Opinion No. 30 with regard to reporting the effects of a disposal of a segment of a business and require expected future operating losses from discontinued operations to be displayed in discontinued operations in the periods in which the losses are incurred rather than as of the measurement date as presently required by APB No. 30. In addition, more dispositions will qualify for discontinued operation treatment in the income statement. We plan to adopt SFAS No. 144 in the first quarter of 2002. The provisions of this statement are not expected to have a significant impact on us.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is contained in "Item
7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                               PAGE
                                                               ----
Consolidated Statements of Operations -- For the years ended
  December 31, 2001, 2000 and 1999..........................    F-1

Consolidated Balance Sheets -- December 31, 2001 and 2000...    F-2

Consolidated Statements of Redeemable Preferred Stock and
  Stockholders' Equity -- For the years ended December 31,
  2001, 2000 and 1999.......................................    F-3

Consolidated Statements of Cash Flows -- For the years ended
  December 31, 2001, 2000 and 1999..........................    F-4

Notes to Consolidated Financial Statements..................    F-5

Report of Ernst & Young LLP, Independent Auditors...........   F-30

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     No changes in or disagreements with accountants on accounting and financial disclosure matters existed during the most recent two years.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item with respect to directors is incorporated by reference from the information under the caption "Election of Directors" contained in the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders. The required information concerning executive officers of the Company is contained in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the information under the caption "Executive Compensation" in the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the information under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the information contained under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Index to exhibits, financial statements and schedules.

     (1) The following consolidated financial statements for the Company and Report of Independent Auditors are included beginning on page F-1 hereof:

        Consolidated Statements of Operations -- For the years ended December 31, 2001, 2000, and 1999.

        Consolidated Balance Sheets -- December 31, 2001 and 2000.

        Consolidated Statements of Stockholders' Equity -- For the years ended December 31, 2001, 2000 and 1999.

        Consolidated Statements of Cash Flows -- For the years ended December 31, 2001, 2000 and 1999.

        Notes to Consolidated Financial Statements.

        Report of Ernst & Young LLP, Independent Auditors.

     (2) The following consolidated financial statement schedule of the Company is included on page S-1 hereof:

        SCHEDULE II Valuation and Qualifying Accounts

     (3) Exhibits required by Item 601 of Regulation S-K:

     The following exhibits are included in this Form 10-K:

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
  4.3      --  Indenture, dated as of March 27, 2002, between the Company, certain of the Company's subsidiaries and First Union
               National Bank, as Trustee.
 10.28     --  Seventh Amendment and Limited Waiver to Credit Agreement and
               Amendment to Security Agreement dated as of February 25,
               2002 by and among the Company, Wolverine Tube (Canada) Inc., certain other subsidiaries of the Company, Credit Suisse
               First Boston as administrative agent and the lenders named therein.
 10.29     --  Credit Agreement, dated as of March 27, 2002, among the
               Company, certain of the Company's subsidiaries, the lenders named therein, Wachovia Bank, N.A. as Administrative Agent and Congress Financial Corporation (Canada), as Canadian
               Agent.
 18.1      --  Letter dated March 11, 2002 from Ernst & Young LLP regarding preference of a change in method of accounting for
               inventories.
 21        --  List of Subsidiaries.
 23        --  Consent of Ernst & Young LLP, Independent Auditor.

     The following exhibits are incorporated by reference:

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
  3.1      --  Restated Certificate of Incorporation as amended through May
               1, 1998 (incorporated by reference to Exhibit 3.1 to
               Wolverine Tube, Inc.'s Quarterly Report on Form 10-Q for the
               period ended July 4, 1998).
  3.2      --  By-laws of the Company, as amended (incorporated by
               reference to Exhibit 3.2 to Wolverine Tube, Inc.'s Quarterly
               Report on Form 10-Q for the period ended September 27,
               1997).
  4.1      --  Rights Agreement, dated as of February 13, 1996, between the
               Company and Society National Bank, as Rights Agent
               (incorporated by reference to Exhibit 4.0 to Wolverine Tube,
               Inc.'s Registration Statement on Form 8-A, filed on February
               22, 1996).
  4.2      --  Indenture, dated as of August 4, 1998, between the Company and First Union National Bank as Trustee (incorporated by
               reference to Exhibit 4.1 to Wolverine Tube, Inc.'s Quarterly
               Report on Form 10-Q for the period ended July 4, 1998).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 10.1      --  Credit agreement, dated as of April 30, 1997, among the
               Company, the lenders named therein, Credit Suisse First
               Boston as Administrative Agent and Mellon Bank, N.A., as
               Documentary Agent (incorporated by reference to Exhibit 10.3 to Wolverine Tube, Inc.'s Quarterly Report on Form 10-Q for
               the period ended March 29, 1997).
 10.2      --  First Amendment and Limited Waiver to Credit Agreement,
               dated as of June 26, 1998, by and among the Company,
               Wolverine Tube (Canada), Inc., and the lenders named therein
               (incorporated by reference to Exhibit 10.1 to Wolverine
               Tube, Inc.'s Quarterly Report on Form 10-Q for the period
               ended July 4, 1998).
 10.3      --  Second Amendment to Credit Agreement (incorporated by
               reference to Exhibit 10.1 to Wolverine Tube, Inc.'s Annual
               Report on Form 10-K for the period ended December 31, 1998).
 10.4      --  Third Amendment and Limited Waiver to Credit Agreement dated
               June 30, 1999, by and between the Company, Wolverine Tube
               (Canada) Inc. and the lenders named therein (incorporated by reference to Exhibit 10.1 to Wolverine Tube Inc.'s Quarterly
               Report on Form 10-Q for the period ended July 3, 1999).
 10.5      --  Fourth Amendment to Credit Agreement dated May 31, 2000 by and between the Company, Wolverine Tube (Canada) Inc. and
               the lenders named therein (incorporated by reference to
               Exhibit 10.1 to Wolverine Tube, Inc.'s Quarterly Report on
               Form 10-Q for the period ended July 2, 2000).
 10.6      --  Fifth Amendment and Limited Waiver to Credit Agreement dated
               August 8, 2001, by and between the Company, Wolverine Tube
               (Canada) Inc. and the lenders named therein (incorporated by reference to Exhibit 10.2 to Wolverine Tube, Inc.'s
               Quarterly Report on Form 10-Q for the period ended July 1,
               2001).
 10.7      --  Limited Waiver dated as of February 4, 2002 among the
               Company, Wolverine Tube (Canada) Inc., certain other
               subsidiaries of the Company and the lenders named therein
               (incorporated by reference to Exhibit 10.1 to Wolverine
               Tube, Inc.'s Current Report on Form 8-K dated February 4,
               2002 and filed on February 8, 2002).
 10.8      --  Sixth Amendment to Credit Agreement dated as of February 4,
               2002 among the Company, Wolverine Tube (Canada) Inc.,
               certain other subsidiaries of the Company and the lenders
               named therein. (included in Exhibit 10.7 above)
               (incorporated by reference to Exhibit 10.2 to Wolverine
               Tube, Inc.'s Current Report on Form 8-K dated February 4,
               2002 and filed on February 8, 2002).
 10.9      --  Security Agreement among the Company, certain other
               subsidiaries of the Company and the secured parties named
               therein. (included in Exhibit 10.7 above) (incorporated by reference to Exhibit 10.3 to Wolverine Tube, Inc.'s Current
               Report on Form 8-K dated February 4, 2002 and filed on
               February 8, 2002).
 10.10*    --  The Company's 1991 Stock Option Plan (incorporated by
               reference to Exhibit 10.4 to Wolverine Tube, Inc.'s
               Registration Statement on Form S-1 (File No. 33-65148)).
 10.11*    --  Form of Non-Qualified Stock Option Agreement under the
               Company's 1991 Stock Option Plan (incorporated by reference to Exhibit 10.5 to Wolverine Tube, Inc.'s Registration
               Statement on Form S-1 (File No. 33-65148)).
 10.12*    --  The Company's 1993 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to Wolverine Tube, Inc.'s
               Registration Statement on Form S-1 (File No. 33-65148)).
 10.13*    --  The Company's 1993 Stock Option Plan for Outside Directors
               (incorporated by reference to Exhibit 10.8 to Wolverine
               Tube, Inc.'s Registration Statement on Form S-1 (File No.
               33-65148)).
 10.14*    --  First Amendment to Amended and Restated 1993 Stock Option
               Plan for Outside Directors of Wolverine Tube, Inc.
               (incorporated by reference to Exhibit 10.1 to Wolverine
               Tube, Inc.'s Quarterly Report on Form 10-Q for the period
               ended April 1, 2001).
 10.15*    --  The Company's 2001 Stock Option Plan for Outside Directors
               (incorporated by reference to Appendix B to Wolverine Tube,
               Inc.'s Proxy Statement dated April 12, 2001).
 10.16*    --  Form of Non-Qualified Stock Option Agreement under the
               Company's 1993 Equity Incentive Plan (incorporated by
               reference to Exhibit 10.15 to Wolverine Tube, Inc.'s
               Quarterly Report on Form 10-Q for the period ended July 2,
               1994).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 10.17*    --  Form of Indemnity Agreement (incorporated by reference to
               Exhibit 10.13 to Wolverine Tube, Inc.'s Annual Report on
               Form 10-K for the period ended December 31, 1994).
 10.18*    --  Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.19 to Wolverine Tube, Inc.'s Annual
               Report on Form 10-K for the period ended December 31, 1994).
 10.19*    --  Agreement for Supplemental Executive Retirement Benefits
               (incorporated by reference to Exhibit 10.2 to Wolverine
               Tube, Inc.'s Quarterly Report on Form 10-Q for the period
               ended July 3, 1999).
 10.20*    --  First Amendment to Agreement for Supplemental Executive
               Retirement Benefits (incorporated by reference to Exhibit
               10.2 to Wolverine Tube, Inc.'s Annual Report on Form 10-K
               for the period ended December 31, 1999).
 10.21*    --  Agreement for Supplemental Executive Retirement Benefits as
               Amended and Restated as of March 26, 2001 (incorporated by reference to Exhibit 10.1 to Wolverine Tube, Inc.'s
               Quarterly Report on Form 10-Q for the period ended July 1,
               2001).
 10.22*    --  Long Term Incentive Plan (incorporated by reference to
               Exhibit 10.2 to Wolverine Tube, Inc.'s Quarterly Report on
               Form 10-Q for the period ended April 3, 1999).
 10.23*    --  Non-Qualified Option Agreement No. 2 between the Company and
               Dennis Horowitz (incorporated by reference to Exhibit 10.3 to Wolverine Tube, Inc.'s Annual Report on Form 10-K for the
               period ended December 31, 1998).
 10.24*    --  Form of Change in Control, Severance and Non-Competition
               Agreement for Executive Officers (incorporated by reference to Exhibit 10.2 to Wolverine Tube, Inc.'s Annual Report on
               Form 10-K for the period ended December 31, 1998).
 10.25*    --  Annual Performance Incentive Plan (incorporated by reference to Exhibit 10.3 to Wolverine Tube, Inc.'s Quarterly Report
               on Form 10-Q for the period ended April 3, 1999).
 10.26*    --  Form of Amended and Restated Change in Control, Severance
               and Non-Competition Agreement for Executive Officers
               (incorporated by reference to Exhibit 10.1 to Wolverine
               Tube, Inc.'s Quarterly Report on Form 10-Q for the period
               ended April 3, 1999).
 10.27*    --  Amendment to Amended and Restated Change in Control,
               Severance and Non-Competition Agreement for Executive
               Officers (incorporated by reference to Exhibit 10.1 to
               Wolverine Tube, Inc.'s Annual Report on Form 10-K for the
               period ended December 31, 1999).

---------------

* Identifies each exhibit that is a "management contract or compensatory plan or arrangement" required to be included as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.

     (b) Reports on Form 8-K.

     A current report on Form 8-K was filed on February 8, 2002 related to the execution of a Limited Waiver to address any potential financial covenant violations under the Company's $200 million Revolving Credit Facility. In connection with the execution of the Limited Waiver, the Company also executed a Sixth Amendment to Credit Agreement and a Security Agreement to document certain terms agreed upon in The Limited Waiver.

     A current report on Form 8-K was filed on March 1, 2002 related to the discontinuation of the operations of Wolverine Ratcliffs, Inc., the change in accounting method for inventory and the results for the fourth quarter of 2001.

     A current report on Form 8-K was filed on March 13, 2002 related to the reporting of the Company's audited financial statements for the year ended December 31, 2001, Management's Discussion and Analysis of Financial Condition and Results of Operations and other information regarding the Company and its subsidiary companies.

     A current report on Form 8-K was filed on March 21, 2002 related to the Company's intention to offer senior notes in a private placement in connection with the refinancing of its then-existing revolving credit facility.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Huntsville, State of Alabama, on the 28th day of March, 2002.

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

                    SIGNATURE                                       TITLE                       DATE
                    ---------                                       -----                       ----
 By:              /s/ DENNIS J. HOROWITZ                 Chairman, President, Chief        March 28, 2002
        -----------------------------------------      Executive Officer and Director
                    Dennis J. Horowitz                  (Principal Executive Officer)


 By:               /s/ JAMES E. DEASON                 Executive Vice President, Chief     March 28, 2002
        -----------------------------------------     Financial Officer, Secretary and
                     James E. Deason                    Director (Principal Financial
                                                      Officer and Principal Accounting
                                                                  Officer)


 By:               /s/ JAN K. VER HAGEN                           Director                 March 28, 2002
        -----------------------------------------
                     Jan K. Ver Hagen


 By:            /s/ W. BARNES HAUPTFUHRER                         Director                 March 28, 2002
        -----------------------------------------
                  W. Barnes Hauptfuhrer


 By:                                                              Director
        -----------------------------------------
                     Thomas P. Evans


 By:                /s/ JOHN L. DUNCAN                            Director                 March 28, 2002
        -----------------------------------------
                      John L. Duncan


 By:                /s/ CHRIS A. DAVIS                            Director                 March 28, 2002
        -----------------------------------------
                      Chris A. Davis


 By:                /s/ GAIL O. NEUMAN                            Director                 March 28, 2002
        -----------------------------------------
                      Gail O. Neuman

                     WOLVERINE TUBE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                2001        2000         1999
                                                              --------   ----------   ----------
                                                                         (RESTATED)   (RESTATED)
                                                                     (IN THOUSANDS EXCEPT
                                                                      PER SHARE AMOUNTS)
Net sales...................................................  $583,114    $621,464     $586,202
Cost of goods sold..........................................   520,874     536,351      522,589
                                                              --------    --------     --------
Gross profit................................................    62,240      85,113       63,613
Selling, general and administrative expenses................    32,254      31,961       30,314
Restructuring and other charges.............................     1,546          --       19,938
                                                              --------    --------     --------
Operating income from continuing operations.................    28,440      53,152       13,361
Other (income) expenses:
  Interest expense, net.....................................    13,100      12,168       12,237
  Amortization and other, net...............................      (447)        417        1,705
                                                              --------    --------     --------
Income (loss) from continuing operations before income
  taxes.....................................................    15,787      40,567         (581)
Income tax provision (benefit)..............................     4,345      14,660         (988)
                                                              --------    --------     --------
Income from continuing operations...........................    11,442      25,907          407
Income (loss) from discontinued operations, net of income
  tax provision (benefit) of $(4.5) million, $0.5 million
  and $0.7 million for 2001, 2000, 1999, respectively.......    (7,375)        782        1,362
Loss on disposal of discontinued operations, net of income
  tax benefit of $7.6 million...............................   (23,865)         --           --
                                                              --------    --------     --------
Income (loss) before effect of a change in accounting
  principle.................................................   (19,798)     26,689        1,769
Cumulative effect of accounting change, net of income tax
  benefit of $2.2 million...................................        --          --       (5,754)
                                                              --------    --------     --------
Net income (loss)...........................................   (19,798)     26,689       (3,985)
Less preferred stock dividends..............................      (280)       (280)        (280)
                                                              --------    --------     --------
Net income (loss) applicable to common shares...............  $(20,078)   $ 26,409     $ (4,265)
                                                              ========    ========     ========
Earnings per common share -- basic:
Income from continuing operations...........................  $   0.92    $   2.11     $   0.01
Income (loss) from discontinued operations..................     (2.58)       0.06         0.10
Cumulative effect of accounting change......................        --          --        (0.44)
                                                              --------    --------     --------
Net income (loss) per common share -- basic.................  $  (1.66)   $   2.17     $  (0.33)
                                                              ========    ========     ========
Basic weighted average number of common shares..............    12,077      12,153       13,106
                                                              ========    ========     ========
Earnings per common share -- diluted:
Income from continuing operations...........................  $   0.91    $   2.08     $   0.01
Income (loss) from discontinued operations..................     (2.54)       0.06         0.10
Cumulative effect of accounting change......................        --          --        (0.43)
                                                              --------    --------     --------
Net income (loss) per common share -- diluted...............  $  (1.63)   $   2.14     $  (0.32)
                                                              ========    ========     ========
Diluted weighted average number of common and common
  equivalent shares.........................................    12,307      12,344       13,243
                                                              ========    ========     ========

                            See accompanying notes.

                     WOLVERINE TUBE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2001        2000
                                                              --------   ----------
                                                                         (RESTATED)
                                                              (IN THOUSANDS EXCEPT
                                                                  SHARE AND PER
                                                                 SHARE AMOUNTS)
                                      ASSETS
Current assets
Cash and equivalents........................................  $ 22,739    $ 23,458
  Accounts receivable, net..................................    67,164     105,025
  Inventories...............................................   103,360     101,935
  Refundable income taxes...................................     2,410      10,769
  Prepaid expenses and other................................     7,230       3,402
                                                              --------    --------
Total current assets........................................   202,903     244,589
Property, plant and equipment, net..........................   218,476     207,325
Deferred charges and intangible assets, net.................   102,995     111,723
Assets held for sale........................................     9,072      13,547
Prepaid pensions............................................     5,981       7,753
                                                              --------    --------
Total assets................................................  $539,427    $584,937
                                                              ========    ========
            LIABILITIES, MINORITY INTEREST, REDEEMABLE PREFERRED STOCK
                             AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................  $ 34,137    $ 51,904
  Accrued liabilities.......................................    25,689      18,229
  Short-term borrowings.....................................     1,684      10,057
                                                              --------    --------
Total current liabilities...................................    61,510      80,190
Deferred income taxes.......................................     9,225      21,190
Long-term debt..............................................   247,698     231,163
Postretirement benefit obligation...........................    15,720      17,272
Accrued environmental remediation...........................     1,862       2,165
                                                              --------    --------
Total liabilities...........................................   336,015     351,980
Commitments and contingencies
Minority interest...........................................        --       2,508
Redeemable preferred stock, par value $1 per share; 500,000
  shares authorized; 20,000 shares issued and outstanding...     2,000       2,000
Stockholders' equity
  Common stock, par value $0.01 per share; 40,000,000 shares authorized, 14,276,831 and 14,214,318 shares issued as
    of December 31, 2001 and 2000, respectively.............       143         142
  Additional paid-in capital................................   103,759     103,589
  Retained earnings.........................................   159,045     179,123
  Unearned compensation.....................................      (165)       (613)
  Accumulated other comprehensive loss......................   (21,898)    (14,320)
  Treasury stock, at cost (2,179,900 shares as of December
    31, 2001 and 2000)......................................   (39,472)    (39,472)
                                                              --------    --------
Total stockholders' equity..................................   201,412     228,449
                                                              --------    --------
Total liabilities, minority interest, redeemable preferred
  stock and stockholders' equity............................  $539,427    $584,937
                                                              ========    ========

                            See accompanying notes.

                     WOLVERINE TUBE, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK
                            AND STOCKHOLDERS' EQUITY

                                   REDEEMABLE
                                 PREFERRED STOCK      COMMON STOCK       ADDITIONAL              UNEARNED
                                 ---------------   -------------------    PAID-IN     RETAINED   COMPEN-
                                 SHARES   AMOUNT     SHARES     AMOUNT    CAPITAL     EARNINGS    SATION
                                 ------   ------   ----------   ------   ----------   --------   --------
                                                  (IN THOUSANDS EXCEPT NUMBER OF SHARES)
Balance at December 31, 1998,
 as previously reported........  20,000   $2,000   14,147,060    $141     $101,514    $164,118    $  --
Adjustment to reflect the
 change in method of accounting
 for inventories (Note 3)......      --      --            --      --           --      (7,139)      --
                                 ------   ------   ----------    ----     --------    --------    -----
Balance at December 31, 1998,
 as adjusted...................  20,000   2,000    14,147,060     141      101,514     156,979       --
Comprehensive income:
 Net loss......................      --      --            --      --           --      (3,985)      --
 Translation adjustments.......      --      --            --      --           --          --       --
 Comprehensive income..........
Common stock issued............      --      --        49,229       1          283          --       --
Tax benefit from stock options
 exercised.....................      --      --            --      --          308          --       --
Preferred stock dividends......      --      --            --      --           --        (280)      --
Issuance of restricted stock
 award and amortization of
 unearned compensation.........      --      --            --      --          549          --     (309)
Purchase of treasury stock.....      --      --            --      --           --          --       --
                                 ------   ------   ----------    ----     --------    --------    -----
Balance at December 31, 1999...  20,000   2,000    14,196,289     142      102,654     152,714     (309)
Comprehensive income:
 Net income....................      --      --            --      --           --      26,689       --
 Translation adjustments.......      --      --            --      --           --          --       --
 Comprehensive income..........      --      --            --      --           --          --       --
Common stock issued............      --      --        18,029      --           58          --       --
Tax benefit from stock options
 exercised.....................      --      --            --      --            3          --       --
Preferred stock dividends......      --      --            --      --           --        (280)      --
Issuance of restricted stock
 award and amortization of
 unearned compensation.........      --      --            --      --          874          --     (304)
Purchase of treasury stock.....      --      --            --      --           --          --       --
                                 ------   ------   ----------    ----     --------    --------    -----
Balance at December 31, 2000...  20,000   2,000    14,214,318     142      103,589     179,123     (613)
Comprehensive loss:
 Net loss......................      --      --            --      --           --     (19,798)      --
 Translation adjustments.......      --      --            --      --           --          --       --
 Change in fair value of
   derivatives, net of tax
   benefit of $1,021...........      --      --            --      --           --          --       --
 Comprehensive loss............      --      --            --      --           --          --       --
Common stock issued............      --      --        62,513       1           70          --       --
Tax benefit from stock options
 exercised.....................      --      --            --      --           78          --       --
Preferred stock dividends......      --      --            --      --           --        (280)      --
Issuance of restricted stock
 award and amortization of
 unearned compensation.........      --      --            --      --           22          --      448
                                 ------   ------   ----------    ----     --------    --------    -----
Balance at December 31, 2001...  20,000   $2,000   14,276,831    $143     $103,759    $159,045    $(165)
                                 ======   ======   ==========    ====     ========    ========    =====

                                  ACCUMULATED
                                     OTHER
                                 COMPREHENSIVE              TOTAL STOCK-
                                    INCOME       TREASURY     HOLDERS'
                                    (LOSS)        STOCK        EQUITY
                                 -------------   --------   -------------
                                  (IN THOUSANDS EXCEPT NUMBER OF SHARES)
Balance at December 31, 1998,
 as previously reported........    $(15,494)     $(16,628)    $233,651
Adjustment to reflect the
 change in method of accounting
 for inventories (Note 3)......          --            --       (7,139)
                                   --------      --------     --------
Balance at December 31, 1998,
 as adjusted...................     (15,494)      (16,628)     226,512
Comprehensive income:
 Net loss......................          --            --       (3,985)
 Translation adjustments.......       4,806            --        4,806
                                                              --------
 Comprehensive income..........                                    821
                                                              --------
Common stock issued............          --            --          284
Tax benefit from stock options
 exercised.....................          --            --          308
Preferred stock dividends......          --            --         (280)
Issuance of restricted stock
 award and amortization of
 unearned compensation.........          --            --          240
Purchase of treasury stock.....          --       (15,386)     (15,386)
                                   --------      --------     --------
Balance at December 31, 1999...     (10,688)      (32,014)     212,499
Comprehensive income:
 Net income....................          --            --       26,689
 Translation adjustments.......      (3,632)           --       (3,632)
                                                              --------
 Comprehensive income..........          --            --       23,057
                                                              --------
Common stock issued............          --            --           58
Tax benefit from stock options
 exercised.....................          --            --            3
Preferred stock dividends......          --            --         (280)
Issuance of restricted stock
 award and amortization of
 unearned compensation.........          --            --          570
Purchase of treasury stock.....          --        (7,458)      (7,458)
                                   --------      --------     --------
Balance at December 31, 2000...     (14,320)      (39,472)     228,449
Comprehensive loss:
 Net loss......................          --            --      (19,798)
 Translation adjustments.......      (5,681)           --       (5,681)
 Change in fair value of
   derivatives, net of tax
   benefit of $1,021...........      (1,897)           --       (1,897)
                                                              --------
 Comprehensive loss............          --            --      (27,376)
                                                              --------
Common stock issued............          --            --           71
Tax benefit from stock options
 exercised.....................          --            --           78
Preferred stock dividends......          --            --         (280)
Issuance of restricted stock
 award and amortization of
 unearned compensation.........          --            --          470
                                   --------      --------     --------
Balance at December 31, 2001...    $(21,898)     $(39,472)    $201,412
                                   ========      ========     ========

                            See accompanying notes.

                     WOLVERINE TUBE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                2001        2000         1999
                                                              --------   ----------   ----------
                                                                         (RESTATED)   (RESTATED)
                                                                        (IN THOUSANDS)
OPERATING ACTIVITIES
Income from continuing operations...........................  $ 11,442    $ 25,907     $    407
Adjustments to reconcile net income from continuing
  operations to net cash provided by operating activities:
  Depreciation..............................................    15,022      14,109       12,998
  Amortization..............................................     3,657       2,931        2,775
  Deferred income taxes.....................................    (1,635)      5,353       (8,536)
  Non-cash portion of restructuring and other charges.......     1,531          --       14,920
  Other non-cash items......................................       140         570        1,264
  Changes in operating assets and liabilities:
    Accounts receivable, net................................    15,873      (6,072)      (3,540)
    Inventories.............................................    (9,956)    (11,453)      13,459
    Refundable income taxes.................................     8,530      (1,415)      (6,797)
    Prepaid expenses and other..............................      (368)      1,155        1,343
    Accounts payable........................................   (16,291)     15,750      (12,540)
    Accrued liabilities, including pension, postretirement
     benefit and environmental..............................    (1,298)       (193)         227
                                                              --------    --------     --------
Net cash provided by operating activities...................    26,647      46,642       15,980
INVESTING ACTIVITIES
Additions to property, plant and equipment..................   (27,612)    (31,676)     (23,092)
Acquisition of business assets..............................        --     (43,948)          --
Other.......................................................    (1,601)         16         (452)
                                                              --------    --------     --------
Net cash used for investing activities......................   (29,213)    (75,608)     (23,544)
FINANCING ACTIVITIES
Net decrease in note payable................................      (320)         --           --
Net borrowing (repayment) from revolving credit
  facilities................................................    16,724      48,671      (33,507)
Principal payments on long-term debt........................        --        (338)        (335)
Issuance of common stock....................................       130          58          284
Purchase of treasury stock..................................        --      (7,458)     (15,386)
Dividends paid on preferred stock...........................      (280)       (280)        (280)
                                                              --------    --------     --------
Net cash provided by (used for) financing activities........    16,254      40,653      (49,224)
Effect of exchange rate on cash and equivalents.............    (1,139)       (709)       1,061
                                                              --------    --------     --------
Net cash provided by (used for) continuing operations.......    12,549      10,978      (55,727)
Net cash provided by (used for) discontinued operations.....   (13,268)    (14,414)       3,722
                                                              --------    --------     --------
Net decrease in cash and equivalents........................      (719)     (3,436)     (52,005)
Cash and equivalents at beginning of year...................    23,458      26,894       78,899
                                                              --------    --------     --------
Cash and equivalents at end of year.........................  $ 22,739    $ 23,458     $ 26,894
                                                              ========    ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW:
Interest paid...............................................  $ 15,500    $ 15,163     $ 16,119
Income taxes paid (refund)..................................  $ (2,331)   $ 10,767     $ 14,484

                            See accompanying notes.

                     WOLVERINE TUBE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  ORGANIZATION AND BUSINESS

     The accompanying consolidated financial statements include the accounts of Wolverine Tube, Inc. (the "Company") and its majority-owned subsidiaries after elimination of significant intercompany accounts and transactions. References to the "Company", "we" or "us" refer to Wolverine Tube, Inc. and its consolidated subsidiaries, unless the context otherwise requires.

     We are engaged in the manufacturing and distribution of copper and copper alloy tubular products, fabricated and metal joining products, as well as rod and bar products. Our focus is developing and manufacturing high value added products used in engineered applications that require tubular products having superior heat transfer capability. Our major customers are primarily located in North America and include commercial and residential air conditioning and refrigeration equipment manufacturers, appliance manufacturers, automotive manufacturers, industrial equipment manufacturers, utilities and other power generating companies, refining and chemical processing companies and plumbing wholesalers.

     The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires our management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

  REVENUE RECOGNITION POLICY

     We record sales when products are shipped to customers. Title passes to the customer upon shipment. Sales are made under normal terms and generally do not require collateral.

  START-UP COSTS

     Prior to adoption on January 1, 1999 of Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities, as issued by the American Institute of Certified Public Accountants, we capitalized pre-operating costs associated with the start-up of new operations to the extent that such costs i) could be separately identified and segregated from ordinary period costs; ii) provided a quantifiable benefit to a future period; and, iii) were directly attributable to the quantifiable benefit within a relatively short period of time after the costs were incurred. Pre-operating costs were comprised of certain expenditures such as payroll, travel and other costs incurred during the pre-operating period. The pre-operating period was defined as the period prior to the commencement of production of products manufactured for sale to customers. These capitalized costs were generally amortized on a straight-line basis over a five-year period. Upon adoption of SOP 98-5, we recognize start-up costs as expense when incurred.

     In accordance with the Statement, we recognized a charge for the cumulative effect of a change in accounting principle of $8.0 million pre-tax ($5.8 million after-tax) in 1999.

  CASH AND EQUIVALENTS

     We consider all highly liquid financial instruments with a maturity of three months or less at the time of purchase to be cash equivalents.

  INVENTORIES

     During the year ended December 31, 2001, we changed our method of accounting for a portion of our raw materials, work-in-process and finished products inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method (see Note 3). These inventories are carried at the lower of FIFO cost or market. We determine market value based upon assumptions about future demand and market conditions.

                     WOLVERINE TUBE, INC. AND SUBSIDIARIES

The remaining inventories, which primarily include supplies, are valued using the average cost method. We write down our inventories for estimated obsolescence and unmarketable inventory equal to the difference between the cost of inventory and the estimated market value.

  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is stated at cost. Depreciation is provided using the straight-line method over the following periods:

Furniture and fixtures......................................    2-9 years
Software....................................................    3-5 years
Tooling.....................................................   3-10 years
Building and improvements...................................   3-39 years
Machinery and equipment.....................................   5-25 years

  IMPAIRMENT OF LONG-LIVED ASSETS

     We recognize impairment losses on long-lived assets under the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to Be Disposed Of. When facts and circumstances indicate that long-lived assets used in operations may be impaired and the undiscounted cash flows estimated to be generated from those assets are less than their carrying values, we record an impairment loss equal to the excess of the carrying value over fair value. Long-lived assets held for disposal are valued at the lower of the carrying amount or fair value less cost to sell. Beginning in 2002, we will adopt new rules for recognizing impairment (see "Recent Accounting Pronouncements").

  INCOME TAXES

     Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. Property, plant and equipment, inventories, prepaid pension, postretirement benefit obligations, and certain other accrued liabilities are the primary sources of these temporary differences. Deferred income tax also includes operating loss and tax credit carryforwards.

  DEFERRED CHARGES AND INTANGIBLE ASSETS

     Debt issuance costs are deferred and amortized over the terms of the debt to which they relate using the interest method. Intangible assets consist of patents and goodwill. Patents are amortized on the straight-line method over their estimated lives. Excess cost over the fair value of net assets acquired (or enterprise level goodwill) generally has been amortized on a straight-line basis over 40 years. Beginning in 2002, goodwill will no longer be amortized (see "Recent Accounting Pronouncements"). The carrying value of enterprise level goodwill is reviewed if the facts and circumstances suggest that it may be impaired. Negative operating results, negative cash flows from operations, among other factors, could be indicative of the impairment of enterprise level goodwill. We assess the recoverability of enterprise level goodwill by determining whether the unamortized goodwill balance can be recovered through undiscounted future cash flows from operations. The amount of enterprise level goodwill impairment, if any, is measured based on projected discounted future cash flows using a discount rate reflecting our average cost of funds. To date, we have made no adjustments to the carrying value of our enterprise level goodwill, except for $7.4 million of goodwill attributable to discontinued operations (see Note 2).

                     WOLVERINE TUBE, INC. AND SUBSIDIARIES

  EARNINGS PER COMMON SHARE

     Basic income from continuing operations and basic net income per share is based on the weighted average number of common shares outstanding and income reduced by preferred dividends. Diluted income from continuing operations and diluted net income per share is based on the weighted average number of common shares outstanding plus the effect of dilutive stock options and income reduced by preferred dividends.

  DERIVATIVES AND HEDGING ACTIVITIES

     We utilize derivative financial instruments to manage risk exposure to movements in commodity and foreign exchange rates. We do not hold or issue derivative financial instruments for trading or speculative purposes. In June 1998, the FASB issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, which was amended in June 2000 by SFAS Nos. 137 and 138. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. Initially, upon adoption of the new derivative accounting requirements, and prospectively, on the date we enter into a derivative contract, we designate derivatives as either a hedge of a recognized asset or liability or an unrecognized firm commitment (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For fair value hedges, both the effective and ineffective portion of the changes in the fair value of the derivative, along with the gain or loss on the hedged item that is attributable to the hedged risk, are recorded in earnings. The effective portion of changes in fair value of a derivative that is designated as a cash flow hedge is recorded in accumulated other comprehensive income or loss. When the hedged item is realized, the gain or loss included in accumulated other comprehensive income or loss is relieved. Any ineffective portion of the changes in the fair values of derivatives used as cash flow hedges are reported in the consolidated statements of operations. We document hedge relationships, including identification of the hedging instruments and the hedged item, as well as our risk management objectives and strategies for undertaking the hedge transactions at the inception of each hedge transaction. Derivatives are recorded in the consolidated balance sheet at fair value. We formally assess, at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting change in either the fair values or cash flows of the hedged item.

  FAIR VALUES OF FINANCIAL INSTRUMENTS

     The following methods are used by us in estimating fair value disclosures for financial instruments:

          Cash and equivalents, accounts receivable and accounts payable: The carrying amount reported in the consolidated balance sheets for these assets approximates their fair value.

          Revolving credit facility, long-term debt and redeemable cumulative preferred stock: The carrying amount of our borrowings under our revolving credit facilities approximates fair value. The fair value of our 7 3/8% Senior Notes and any derivative financial instruments are based upon quoted market prices. The fair value of our redeemable cumulative preferred stock is based upon its dividend rate and call provisions.

          Derivatives: The fair value of our foreign currency and commodity derivative instruments are determined by reference to quoted market prices.

                     WOLVERINE TUBE, INC. AND SUBSIDIARIES

The following table summarizes fair value information for our financial instruments:

                                           2001           2001           2000           2000
ASSETS (LIABILITIES)                  CARRYING VALUE   FAIR VALUE   CARRYING VALUE   FAIR VALUE
--------------------                  --------------   ----------   --------------   ----------
                                                           (IN THOUSANDS)
Revolving credit facilities.........    $ (97,906)     $ (97,906)     $ (81,403)     $ (81,403)
Senior notes........................     (149,792)      (127,500)      (149,760)      (130,398)
Other debt..........................       (1,684)        (1,684)       (10,057)       (10,057)
Redeemable cumulative preferred
  stock.............................       (2,000)        (2,019)        (2,000)        (2,091)
Foreign currency exchange
  contracts.........................           (9)            (9)            --            (17)
Commodity futures contracts.........       (2,918)        (2,918)            --           (689)

  ENVIRONMENTAL EXPENDITURES

     Environmental expenditures that pertain to our current operations and relate to future revenues are expensed or capitalized consistent with our capitalization policy. Expenditures that result from the remediation of an existing condition caused by past operations, which do not contribute to future revenues, are expensed. Liabilities, which are undiscounted, are recognized for remedial activities when the cleanup is probable and the cost can be reasonably estimated.

  STOCK OPTIONS

     SFAS No. 123, Accounting for Stock-Based Compensation, encourages but does not require companies to record compensation costs for stock-based employee compensation plans at fair value. We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. We grant stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. Accordingly, we recognize no compensation expense for stock option grants.

  TRANSLATION TO U.S. DOLLARS

     Our assets and liabilities denominated in foreign currency are translated to U.S. dollars at rates of exchange at the balance sheet date. Income statement items are translated at average exchange rates during the period. Translation adjustments arising from changes in exchange rates are included in the accumulated other comprehensive income or loss component of stockholders' equity. Realized exchange gains and losses are included in "Amortization and other, net" in the consolidated statements of operations. Net exchange (gains) losses totaled ($0.5) million in 2001, ($0.1) million in 2000 and $1.0 million in 1999.

  RESEARCH AND DEVELOPMENT COSTS

     Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The amounts charged to expense were $3.7 million in 2001, $3.7 million in 2000 and $3.0 million in 1999.

  RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement addresses financial accounting and reporting for acquired goodwill and intangible assets. SFAS No. 142 eliminates amortization of goodwill and requires an impairment-only model for recording the value of goodwill. SFAS No. 142 requires that impairment be tested at least annually at the reporting unit level, using a two-step impairment test. The first step determines if goodwill is impaired by comparing the fair value of the

                     WOLVERINE TUBE, INC. AND SUBSIDIARIES
reporting unit as a whole to the book value. If a deficiency exists, the second step measures the amount of the impairment loss as the difference between the implied fair value of goodwill and its carrying amount. Purchased intangibles with indefinite economic lives will be tested for impairment annually using a lower of cost or market approach. Other intangible assets will still be amortized over their useful lives and reviewed for impairment when the facts and circumstances suggest that they may be impaired.

     We have not completed our transitional impairment test under SFAS No. 142; thus, we do not know the amount, if any, of impairment that will be recorded upon adoption. However, any impairment charge resulting from the transitional impairment test would be recognized as a cumulative effect of a change in accounting principle. We have $103.0 million of net deferred charges and intangible assets at December 31, 2001, of which $99.8 million is goodwill. Adoption of SFAS No. 142 is expected to increase income from continuing operations by approximately $2.1 million net of tax in 2002 due to the elimination of amortization of goodwill.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets that supersedes SFAS No. 121 and provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new rules also supersede the provision of Accounting Principle Board (APB) Opinion No. 30 with regard to reporting the effects of a disposal of a segment of a business and require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as presently required by APB No. 30). In addition, more dispositions will qualify for discontinued operation treatment in the income statement. We plan to adopt SFAS No. 144 in the first quarter 2002. We do not anticipate the provisions of this statement to have a significant impact on our financial condition and results of operations.

2.  DISCONTINUED OPERATIONS

     On December 6, 2001, the Executive Committee of the Board of Directors authorized management to discontinue the operations of Wolverine Ratcliffs, Inc. ("WRI"), which is a 74.5% owned strip business that was jointly formed in 1999 with Ratcliffs-Severn, Ltd. WRI, which was previously included in the rod, bar, strip and other reportable segment, produces both heavy-gauge and light-gauge copper and copper alloy strip used primarily by automotive, hardware and electrical equipment manufacturers. WRI has been negatively impacted by fundamental changes in the marketplace including aggressive foreign competition for heavy-gauge strip and increasing preference by customers for extremely light-gauge strip which WRI is unable to produce efficiently without further capital investment. Our decision to discontinue the WRI operations was attributable to these changes in market conditions that made it unlikely for us to produce an acceptable return on investment that would enhance shareholder value. Immediately after the Executive Committee's authorization, we formalized our plan of disposal. We have engaged a financial advisor to pursue opportunities to dispose of the strip business and would expect to be completely out of the strip business by the second quarter of 2002.

     Accordingly, as required by Accounting Principles Board Opinion, ("APB") 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, the operating results of WRI for 2001 and all prior periods presented herein have been restated and reported in discontinued operations in the consolidated financial statements. In addition, we recorded a $31.5 million ($23.9 million after tax) estimated loss on the disposal of the WRI operations, which included a $2.5 million ($1.6 million after tax) provision for estimated losses during the expected phase-out period. The expected loss on disposal of the WRI operations and the expected operating losses during the phase-out period are based on our best estimates of the most likely outcome, considering, among other things, our knowledge of valuations of strip production assets. However, the actual amounts ultimately realized on disposal and losses incurred during the expected phase-out period could differ

                     WOLVERINE TUBE, INC. AND SUBSIDIARIES
materially from the amounts assumed in arriving at the loss on disposal. To the extent actual results differ from our estimate, the difference will be reported in discontinued operations in future periods.

     Operating results of the discontinued WRI operations were as follows:

                                                           2001      2000      1999
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Net sales...............................................  $48,886   $79,875   $60,202
Net income (loss).......................................   (7,375)      782     1,362

     Assets and liabilities of the discontinued WRI operations have been reflected in the consolidated balance sheets as current or non-current based on the original classification of these accounts, net of any necessary valuation allowances, except that property, plant and equipment of the WRI operations to be disposed has been included in "assets held for sale" net of a necessary valuation allowance. An accrual for the estimated losses to be incurred during the expected phase-out period of $2.5 million (pre-tax) is presented in "accrued liabilities" in the consolidated balance sheets.

     There are no material contingent liabilities related to discontinued operations, such as product or environmental liabilities or litigation, that are expected to remain with us after the disposal of the WRI operations.

3.  INVENTORIES

     Inventories are as follows at December 31:

                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Finished products...........................................  $ 22,565   $ 22,708
Work-in-process.............................................    20,850     24,328
Raw materials and supplies..................................    59,945     54,899
                                                              --------   --------
Totals......................................................  $103,360   $101,935
                                                              ========   ========

     During the year ended December 31, 2001, we changed our method of accounting for inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method for portions of our finished products, work-in-process and raw materials inventories. We believe the change is preferable because copper prices have steadily declined since the mid 1990s and the FIFO method will result in a better matching of the costs of inventories with revenues. We believe that the FIFO method also provides a more meaningful presentation of financial position because it reflects more recent costs in our balance sheet. Moreover, the change also conforms all of our raw materials, work-in-process and finished goods inventories to a single costing method.

     We applied this change in method of inventory costing retroactively by restating the prior years' financial statements. The effect of the change in method on previously reported operating results for the quarters ended April 1, July 1 and September 30, 2001 was to increase (decrease) net income by ($0.2) million ($0.02 loss per diluted share); ($4.0) million ($0.33 loss per diluted share); and $1.3 million ($0.11 per diluted share), respectively. The effect on the balance sheet as of December 31, 1998 was to decrease inventory and retained earnings by $11.3 million and $7.1 million, respectively. The impact on the consolidated statements of operations for the years ended December 31, 2000 and 2001 was to increase (decrease) net income by $3.2 million ($0.26 per diluted share); and ($0.7) million ($0.05 loss per diluted share), respectively. The impact on the consolidated statements of operations for the year ended December 31, 1999 was not material.

                     WOLVERINE TUBE, INC. AND SUBSIDIARIES

4.  DERIVATIVES

     We adopted Statement of Financial Accounting Standard (SFAS) No. 133 (subsequently amended by SFAS Nos. 137 and 138), Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. The adoption of SFAS No. 133 resulted in an insignificant impact on reported earnings and accumulated other comprehensive loss. At December 31, 2001, we reported an unrealized loss of $2.9 million ($1.9 million, net of tax), in accumulated other comprehensive loss for our outstanding commodity hedge contracts.

     We have entered into commodity forward contracts through December 31, 2003 to hedge against the risk of copper price increases with respect to firm price sales commitments. The notional amount of these forward contracts, which were designated as fair value hedging instruments, was $17.3 million at December 31, 2001. For the twelve months ended December 31, 2001, an insignificant impact to cost of goods sold was recorded for the ineffective portion of these derivative instruments.

     Also, we have entered into commodity forward contracts through December 31, 2003 to reduce our risk of future copper price increases on anticipated sales. The notional amount of these forward contracts, which were designated as cash flow hedging instruments, was $28.8 million at December 31, 2001. At December 31, 2001, we recorded the fair value of these forward contracts of $2.7 million ($1.7 million, net of tax) in accrued liabilities and in accumulated other comprehensive loss. We expect that $2.5 million ($1.6 million, net of tax) of the unrealized loss on our outstanding forward contracts will be reclassified to earnings during the next twelve months when the anticipated transactions occur.

     At December 31, 2001, we had commodity futures to purchase natural gas for the period of February 2002 through October 2002 with a notional value of $1.4 million. These futures contracts were designated as cash flow hedging instruments and there was no ineffective portion of the change in fair value of these futures contracts for the period ended December 31, 2001. At December 31, 2001, we recorded the fair value of these instruments of $0.2 million ($0.2 million, net of tax) in accrued liabilities and accumulated other comprehensive loss.

     At December 31, 2001, we had forward exchange contracts outstanding to purchase foreign currency with a notional value of $1.4 million and to sell foreign currency with a notional value of $1.0 million. These forward contracts and the underlying hedged receivables and payables are carried at their fair values with any associated gains and losses recognized in current period earnings. The impact on reported earnings of recording the fair value of these hedging instruments and the underlying hedged receivables and payables for the period ended December 31, 2001 was not significant.

5.  ASSETS HELD FOR SALE

     Assets held for sale at December 31, 2001 and 2000, include the net assets of the unoccupied Greenville, Mississippi and Roxboro, North Carolina facilities, which have been written down to fair value less cost to sell ($5.4 million) based on their appraised value. Assets held for sale also include $3.7 million and $8.1 million in 2001 and 2000, respectively, for net property, plant and equipment of WRI, which we discontinued in 2001.

                     WOLVERINE TUBE, INC. AND SUBSIDIARIES

6.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are as follows at December 31:

                                                                2001        2000
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Land and improvements.......................................  $  11,537   $  11,558
Building and improvements...................................     48,820      48,105
Machinery and equipment.....................................    268,587     224,614
Construction-in-progress....................................      6,430      26,995
                                                              ---------   ---------
                                                                335,374     311,272
Less accumulated depreciation...............................   (116,898)   (103,947)
                                                              ---------   ---------
Totals......................................................  $ 218,476   $ 207,325
                                                              =========   =========

7.  DEFERRED CHARGES AND INTANGIBLE ASSETS

     Deferred charges and intangible assets are as follows at December 31:

                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Deferred debt issuance costs................................  $  2,130   $  2,650
Goodwill....................................................   118,455    123,557
Patents and other...........................................     3,685      4,213
                                                              --------   --------
                                                               124,270    130,420
Less accumulated amortization...............................   (21,275)   (18,697)
                                                              --------   --------
Totals......................................................  $102,995   $111,723
                                                              ========   ========

     In September 2000, we acquired the metal joining products business of Engelhard Corporation. The metal joining products business is located in Warwick, Rhode Island, and is a leading manufacturer of brazing alloys and fluxes, as well as a supplier of lead-free solder. The transaction was structured as an all-cash acquisition for approximately $41.8 million, which we financed through our credit facility. The transaction was accounted for using the purchase method of accounting, resulting in $24.0 million of goodwill, that is being amortized on a straight-line basis over its estimated useful life of 40 years. The accounts and results of operations of the metal joining products business have been combined with ours since the date of the acquisition. If this acquisition had been consummated at the beginning of 2000, the effect on our consolidated results of operations would not have been significant.

                     WOLVERINE TUBE, INC. AND SUBSIDIARIES

8.  FINANCING ARRANGEMENTS AND DEBT

     Long-term debt consists of the following at December 31:

                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Revolving Credit Facility, interest tied to banks' base rate or alternative rates, averaged 5.5% in 2001, due April
  2002 (refinanced on March 27, 2002 from the proceeds of
  $120 million 10.5% Senior Notes described below)..........  $ 97,906   $ 81,403
Senior Notes, 7 3/8%, due August 2008.......................   150,000    150,000
Discount on Senior Notes, original issue discount amortized
  over 10 years.............................................      (208)      (240)
Netherlands facility, 5.11%, due on demand..................     1,671         --
Other foreign facilities....................................        13     10,057
                                                              --------   --------
                                                               249,382    241,220
Less short-term borrowings..................................    (1,684)   (10,057)
                                                              --------   --------
Totals......................................................  $247,698   $231,163
                                                              ========   ========

     Aggregate maturities of long-term debt are as follows:

                                                              (IN THOUSANDS)
2002........................................................     $  1,684
2008 through 2009...........................................      247,698
                                                                 --------
Totals......................................................     $249,382
                                                                 ========

     As of December 31, 2001, we had a Revolving Credit Facility ("the Facility"), set to mature on April 30, 2002. The Facility originally provided for a $200.0 million line of credit and a floating base interest rate that at our election was LIBOR plus a specified margin of 0.25% to 1.00%. On August 8, 2001, we and our lenders executed the Fifth Amendment and Limited Waiver to Credit Amendment regarding certain debt covenants and certain financial covenants of the Facility. The terms of this agreement included a provision for the last six months of 2001 that increased the floating base interest rate to LIBOR plus 0.75% to 2.00%. On February 4, 2002, we and our lenders executed a Limited Waiver, the Sixth Amendment to Credit Agreement and a Security Agreement. Under the terms of the Limited Waiver, the lenders waived compliance with the financial covenants contained in the Facility from December 31, 2001 through April 16, 2002 and we agreed to limit borrowings under the Facility to an aggregate amount of $130.0 million, grant a security interest in all our U.S. accounts receivable and inventory to secure all new borrowings under the Facility after the date of the execution of the Limited Waiver, adjust the floating base interest rate on the Facility to LIBOR plus 3.00% and limit certain of our non-operating activities. The Sixth Amendment to Credit Agreement and the Security Agreement document the agreed upon terms in the Limited Waiver. As of December 31, 2001, we had approximately $103.0 million in outstanding borrowings and off-balance sheet obligations under the Facility and approximately $27.0 million in additional borrowing availability under the terms of the Limited Waiver executed on February 4, 2002. The weighted average interest rate under the Facility was 5.5% for 2001 versus 7.0% for 2000.

     On March 27, 2002, we obtained new financing agreements to replace our existing revolving credit facility. We issued $120 million in principal amount of 10.5% Senior Notes that will mature in 2009. The 10.5% Senior Notes were issued pursuant to an Indenture, dated as of March 27, 2002, between us and First Union National Bank, as Trustee. The 10.5% Senior Notes (i) have interest payment dates of April 1 and

                     WOLVERINE TUBE, INC. AND SUBSIDIARIES

October 1 of each year; (ii) are redeemable after the dates and at the prices (expressed in percentages of principal amount on the redemption date), as set forth below:

YEAR                                                          PERCENTAGE
----                                                          ----------
April 1, 2006...............................................   105.250%
April 1, 2007...............................................   102.625%
April 1, 2008 and thereafter................................   100.000%

and (iii) are senior unsecured obligations and are senior in right of payment to any of our future subordinated obligations.

     We also entered into a new secured revolving credit facility concurrently with the closing of the 10.5% Senior Notes offering. The new revolving credit facility provides for up to a $37.5 million line of credit dependent on the levels of and secured by our eligible accounts receivable and inventory. The new revolving credit facility provides for interest at the Eurodollar rate plus 2.5% or the U.S. base rate plus 1%. Commitment fees on the unused available portion of the facility are 0.5%. The revolving credit facility matures March 27, 2005.

     Because we used proceeds from our new long-term financing agreements to refinance the current maturities on our existing revolving credit facility, we have reclassified all outstanding borrowings under the existing facility as non-current in our consolidated balance sheet as of December 31, 2001.

     In August 1998, we issued $150.0 million in principal amount of 7 3/8% Senior Notes due August 1, 2008. The 7 3/8% Senior Notes were issued pursuant to an Indenture, dated as of August 4, 1998, between us and First Union National Bank, as Trustee. The 7 3/8% Senior Notes (i) have interest payment dates of February 1 and August 1 of each year (ii) are redeemable at our option at a redemption price equal to the greater of (a) 100% of the principal amount of the Senior Notes to be redeemed, or (b) the sum of the present value of the remaining scheduled payments of principal and interest thereon from the redemption date to the maturity date, discounted to the redemption date on a semiannual basis at a rate based upon the yield of the specified treasury securities plus 25 basis points, plus, in each case, accrued interest thereon to the date of redemption; (iii) are senior unsecured obligations and are pari passu in right of payment with any of our existing and future senior unsecured indebtedness, including borrowings under the Facility; (iv) are guaranteed by certain of our subsidiaries; and (v) are subject to the terms of the Indenture, which contain certain covenants that limit our ability to incur indebtedness secured by certain liens and to engage in sale/leaseback transactions.

     We have a credit facility with a Netherlands bank, payable on demand and providing for available credit up to 1.8 million euros (approximately U.S. $1.7 million). At December 31, 2001, we had outstanding borrowings of $1.7 million under this facility.

     During 2001, we repaid substantially all of our obligations under other foreign credit facilities.

     Our financing agreements contain covenants that include requirements to maintain certain financial ratios and other restrictions and limitations, including the restrictions on our payment of dividends, limitations on the issuance of additional debt, limitations on investments and contingent obligations, the redemption of capital stock and the sale or transfer of assets.

     Interest expense is net of interest income and capitalized interest of $0.6 million and $1.1 million in 2001, $1.2 million and $1.3 million in 2000 and $2.9 million and $0.3 million in 1999. Interest expense is also net of interest allocated to the discontinued operations of WRI of $1.3 million in 2001, $0.5 million in 2000 and $0.2 million in 1999.

                     WOLVERINE TUBE, INC. AND SUBSIDIARIES

9.  RETIREMENT AND PENSION PLANS

  U.S. PLANS

     We have established trusteed, noncontributory defined benefit pension plans covering the majority of all our U.S. employees fulfilling minimum age and service requirements. Benefits are based upon years of service and a prescribed formula based upon the employee's compensation. We contribute annual amounts that fall within the range determined to be deductible for federal income tax purposes.

     Certain assumptions utilized in accounting for the U.S. defined benefit plans for the years ended December 31 are as follows:

                                                              2001   2000      1999
                                                              ----   ----   ----------
Discount rate...............................................  7.25%  7.75%        7.75%
Rate of increase in compensation............................   4.0    4.0   4.0 - 4.25
Expected return on plan assets..............................   9.5    9.5          9.5

     A summary of the components of net periodic pension cost for the U.S. defined benefit plans for the years ended December 31 is as follows:

                                                         2001       2000       1999
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Service cost.........................................  $  3,859   $  3,324   $  4,143
Interest cost........................................     9,045      8,494      7,953
Expected return on plan assets.......................   (12,613)   (12,817)   (11,708)
Amortization of prior service cost...................       134        134        134
Amortization of net actuarial gain...................        --       (602)        --
Effect of special termination benefits...............        --         --         68
                                                       --------   --------   --------
Net periodic pension cost (benefit)..................  $    425   $ (1,467)  $    590
                                                       ========   ========   ========

     The following table sets forth a reconciliation of the benefit obligation for the years ended December 31:

                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Benefit obligation at the beginning of the year.............  $118,177   $111,562
Service costs...............................................     3,859      3,324
Interest costs..............................................     9,045      8,494
Actuarial loss..............................................     9,628        869
Benefits paid...............................................    (6,322)    (6,072)
                                                              --------   --------
Benefit obligation at the end of the year...................  $134,387   $118,177
                                                              ========   ========

     The effect of the change in our assumed discount rate for the year ended December 31, 2001 contributed $8.2 million of the $9.6 million actuarial loss.

     The following table sets forth a reconciliation of the plan assets for the years ended December 31:

                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Fair value of plan assets at the beginning of the year......  $135,700   $137,746
Actual return on plan assets................................    (1,652)     4,026
Benefits paid...............................................    (6,322)    (6,072)
                                                              --------   --------
Fair value of plan assets at the end of the year............  $127,726   $135,700
                                                              ========   ========

                     WOLVERINE TUBE, INC. AND SUBSIDIARIES

     The following table sets forth the funded status of the plan and the amounts recognized in our consolidated balance sheets at December 31:

                                                               2001       2000
                                                              -------   --------
                                                                (IN THOUSANDS)
(Unfunded) funded status....................................  $(6,661)  $ 17,523
Unrecognized net actuarial loss (gain)......................   11,675    (12,218)
Unrecognized pension service costs..........................    1,228      1,361
                                                              -------   --------
Prepaid pensions............................................  $ 6,242   $  6,666
                                                              =======   ========

     We have 401(k) plans covering substantially all of our U.S. employees. We provide at our discretion a match of employee salaries contributed to the plans. We recorded expense with respect to these plans of $1.3 million in 2001, $2.0 million in 2000 and $1.9 million in 1999.

     The Wolverine Tube, Inc. Supplemental Executive Retirement Plan (the "Retirement Plan") is a non-funded defined benefit pension plan that provides benefits to certain of our eligible executives. The benefits provided under the Retirement Plan are identical to the benefits provided by the defined benefit pension plan. In addition, we provide a Supplemental Retirement Plan ("SERP") for the current CEO, which also is non-funded. The benefits provided under this SERP are based upon years of service and compensation. Benefits become fully vested upon completion of six years of service from the date of employment or a change of control for the Company or dismissal without cause. We incurred expense with respect to all supplemental plans of $0.3 million in 2001, $0.3 million in 2000 and $0.2 million in 1999. At December 31, 2001, the balance of accrued pension costs related to these plans was $1.4 million.

  CANADIAN PLANS

     We sponsor a defined contribution profit-sharing retirement plan for our London, Ontario facility employees who are required to contribute 4% of regular wages, subject to a maximum contribution limit specified by Canadian income tax regulations. Employer contributions were $0.5 million in 2001, $0.6 million in 2000 and $0.7 million in 1999.

     We have established noncontributory defined benefit pension plans covering substantially all our employees at the Montreal, Quebec and Fergus, Ontario facilities. We contribute the actuarially determined amounts annually into the plans. Benefits for the hourly employees at the Montreal, Quebec and Fergus, Ontario facilities are based on years of service and a negotiated rate. Benefits for salaried employees are based on years of service and the employee's highest annual average compensation over five consecutive years.

     Certain assumptions utilized in accounting for the Salaried Employees, Canadian Operational Employees and Quebec Operational Employees pension plans for the years ended December 31 are as follows:

                                                              2001   2000   1999
                                                              ----   ----   ----
Discount rate...............................................  7.0%   7.5%   7.5%
Expected long-term rate of return on plan assets............  8.5    8.5    8.5

     The expected rate of increase in compensation used in accounting for the Salaried Employees' pension plan was 3.0% for the years ended December 31, 2001, 2000 and 1999, and is not applicable in accounting for the Canadian Operational Employees and Quebec Operational Employees pension plans for the same periods.

                     WOLVERINE TUBE, INC. AND SUBSIDIARIES

     A summary of the components of net periodic pension cost for the Salaried Employees, Canadian Operational Employees and Quebec Operational Employees pension plans for the years ended December 31 are as follows:

                                                           2001      2000      1999
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Service cost............................................  $   498   $   522   $   525
Interest cost...........................................    1,240     1,317     1,212
Expected return on plan assets..........................   (1,793)   (1,748)   (1,638)
Amortization of prior service cost......................       73        77        41
Amortization of net actuarial gain......................     (118)      (62)      (32)
                                                          -------   -------   -------
Net periodic pension cost (benefit).....................  $  (100)  $   106   $   108
                                                          =======   =======   =======

     The following table sets forth a reconciliation of the benefit obligation for the years ended December 31:

                                                               2001      2000
                                                              -------   -------
                                                               (IN THOUSANDS)
Benefit obligation at the beginning of the year.............  $17,007   $18,001
Service costs...............................................      497       522
Interest costs..............................................    1,240     1,317
Actuarial (gain) loss.......................................    1,736    (1,175)
Benefits paid...............................................     (921)     (978)
Foreign currency exchange rate changes......................   (1,094)     (680)
                                                              -------   -------
Benefit obligation at the end of the year...................  $18,465   $17,007
                                                              =======   =======

     The following table sets forth a reconciliation of the plans assets for the years ended December 31:

                                                               2001      2000
                                                              -------   -------
                                                               (IN THOUSANDS)
Fair value of plan assets at the beginning of the year......  $22,123   $21,673
Actual return on plan assets................................     (850)    2,015
Company contribution........................................      179       249
Benefits paid...............................................     (921)     (978)
Foreign currency exchange rate changes......................   (1,272)     (836)
                                                              -------   -------
Fair value of plan assets at the end of the year............  $19,259   $22,123
                                                              =======   =======

     The following table sets forth the funded status of the plans and the amounts recognized in our consolidated balance sheets at December 31:

                                                               2001     2000
                                                              ------   -------
                                                               (IN THOUSANDS)
Funded status...............................................  $  794   $ 5,116
Unrecognized net actuarial loss (gain)......................     548    (4,053)
Unrecognized pension service costs..........................   1,035     1,177
                                                              ------   -------
Prepaid pension obligation..................................  $2,377   $ 2,240
                                                              ======   =======

                     WOLVERINE TUBE, INC. AND SUBSIDIARIES

10.  POSTRETIREMENT BENEFIT OBLIGATION

     We sponsor a defined benefit health care plan and life insurance plan that provides postretirement medical benefits and life insurance to substantially all our full-time employees who have worked ten years after age 50 to 52, and widows of employees who die while employed after age 55 and have at least five years of service. This plan is contributory, with retiree contributions being adjusted annually.

     Net periodic postretirement benefit cost for the years ended December 31 includes the following components:

                                                               2001    2000    1999
                                                              ------   -----   -----
                                                                  (IN THOUSANDS)
Service cost................................................  $  431   $ 384   $ 331
Interest cost...............................................     685     687     443
Amortization of prior service cost..........................     126      85      --
Amortization of deferred gain...............................    (411)   (284)   (640)
Effect of special termination benefits......................     199      55     717
                                                              ------   -----   -----
Net periodic postretirement benefit cost....................  $1,030   $ 927   $ 851
                                                              ======   =====   =====

     The change in benefit obligation for the years ended December 31 includes the following components:

                                                               2001      2000
                                                              -------   -------
                                                               (IN THOUSANDS)
Benefit obligation at the beginning of the year.............  $14,486   $13,191
Service cost................................................      431       384
Interest cost...............................................      685       687
Participants' contributions.................................      227        49
Amendments..................................................       37        --
Actuarial loss..............................................    1,670       441
Acquisition.................................................       --       336
Benefits paid...............................................   (2,703)     (657)
Special termination benefits................................      199        55
                                                              -------   -------
Benefit obligation at the end of the year...................  $15,032   $14,486
                                                              =======   =======

     The following table sets forth the status of the plan and the amounts recognized in our consolidated balance sheets at December 31:

                                                               2001      2000
                                                              -------   -------
                                                               (IN THOUSANDS)
Benefit obligation at end of year...........................  $15,032   $14,486
Unrecognized net actuarial gain.............................    1,371     3,559
Unrecognized prior service cost.............................     (683)     (773)
                                                              -------   -------
Net postretirement benefit obligation.......................  $15,720   $17,272
                                                              =======   =======

     The weighted average discount rate used in determining the postretirement benefit obligation was 7.25% at December 31, 2001 and 7.75% at December 31, 2000.

     For purposes of determining the cost and obligation for postretirement medical benefits, a 5% annual rate of increase in the per capita cost of covered benefits (i.e. health care trend rate) was assumed, and is expected

                     WOLVERINE TUBE, INC. AND SUBSIDIARIES
to remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one percentage point change in the assumed health care cost trend rate would have had the following effects:

                                                              1% INCREASE   1% DECREASE
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
Effect on total of service and interest cost components.....     $ 11          $ (10)
Effect on postretirement benefit obligation.................     $162          $(144)
                                                                 ====          =====

11.  ENVIRONMENTAL REMEDIATION

     We are subject to extensive U.S. and Canadian federal, state, provincial and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment. We have received various communications from regulatory authorities concerning certain environmental matters and are a potentially responsible party at one waste disposal site.

     We have accrued estimated environmental remediation costs of $1.9 million at December 31, 2001, consisting of $0.8 million for the Decatur facility, $0.1 million for the Greenville facility, $0.6 million for the Ardmore facility and $0.4 million for the Shawnee facility (with respect to the Double Eagle Refinery site). Based on information currently available, we believe that the costs of these matters are not reasonably likely to have a material effect on our business, financial condition or results of operations. However, actual costs related to environmental matters could differ materially from the amounts we estimated and accrued at December 31, 2001 and could amount to an aggregate exposure of $3.2 million if these environmental matters are not resolved as anticipated.

12.  INCOME TAXES

     The components of income from continuing operations before income taxes for the years ended December 31 are as follows:

                                                          2001      2000       1999
                                                         -------   -------   --------
                                                                (IN THOUSANDS)
U.S. ..................................................  $  (170)  $17,103   $(15,689)
Foreign................................................   15,957    23,464     15,108
                                                         -------   -------   --------
Total..................................................  $15,787   $40,567   $   (581)
                                                         =======   =======   ========

     The provision for income taxes on income before the cumulative effect of accounting change for the years ended December 31 consists of the following:

                                                           2001      2000      1999
                                                         --------   -------   -------
                                                                (IN THOUSANDS)
Continuing operations
  Current (benefit) expense:
     U.S. Federal......................................  $  2,675   $ 1,696   $   191
     Foreign...........................................     4,387     7,354     5,262
     State.............................................      (732)       95      (493)
                                                         --------   -------   -------
  Total current........................................     6,330     9,145     4,960
                                                         --------   -------   -------

                     WOLVERINE TUBE, INC. AND SUBSIDIARIES

                                                           2001      2000      1999
                                                         --------   -------   -------
                                                                (IN THOUSANDS)
  Deferred (benefit) expense:
     U.S. .............................................    (1,741)    5,745    (5,246)
     Foreign...........................................      (244)     (230)     (702)
                                                         --------   -------   -------
     Total deferred....................................    (1,985)    5,515    (5,948)
                                                         --------   -------   -------
  Income tax expense (benefit) -- continuing
     operations........................................     4,345    14,660      (988)
  Income tax expense (benefit) -- discontinued
     operations........................................   (12,100)      506       699
                                                         --------   -------   -------
  Total income tax expense (benefit)...................  $ (7,755)  $15,166   $  (289)
                                                         ========   =======   =======

     Deferred income taxes included in our balance sheets reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the carrying amount for income tax return purposes. Significant components of our deferred tax assets and liabilities are as follows:

                                                               2001      2000
                                                              -------   -------
                                                               (IN THOUSANDS)
Deferred tax liabilities:
  Basis of property, plant and equipment....................  $30,012   $27,368
  Inventory valuation.......................................       --       353
  Prepaid pension...........................................    2,746     2,930
  Other.....................................................      833       257
                                                              -------   -------
Total deferred tax liabilities..............................   33,591    30,908
                                                              -------   -------
Deferred tax assets:
  Environmental remediation.................................      704       826
  Net operating loss carryforward...........................   15,127        --
  Restructuring reserves....................................    1,935        --
  Inventory valuations......................................      270        --
  Pension obligation........................................    6,269       421
  Postretirement benefits obligation........................       --     6,363
  Other.....................................................    2,992     2,919
                                                              -------   -------
Total deferred tax assets...................................   27,297    10,529
                                                              -------   -------
Net deferred tax liability..................................  $ 6,294   $20,379
                                                              =======   =======

                     WOLVERINE TUBE, INC. AND SUBSIDIARIES

     Reconciliation of differences between the statutory U.S. federal income tax rate and our effective tax rate follows:

                                                             2001      2000     1999
                                                            -------   -------   -----
                                                                 (IN THOUSANDS)
Income tax expense at federal statutory rate..............  $ 5,525   $14,198   $(203)
Increase (decrease) in taxes resulting from:
  State and local taxes, net of federal benefit...........      185       369    (731)
  Effect of difference in U.S. and foreign rates..........   (1,363)     (894)   (525)
  Permanent differences...................................       12       523     643
  Other...................................................      (14)      464    (172)
                                                            -------   -------   -----
Income tax expense (benefit) -- continuing operations.....  $ 4,345   $14,660   $(988)
                                                            =======   =======   =====

     At December 31, 2001, we have federal, state and foreign net operating loss carryforwards of $1.5 million, $1.3 million and $12.3 million, respectively. These net operating loss carryforwards expire at various times beginning in 2016 through 2022.

13.  REDEEMABLE PREFERRED STOCK

     We have 500,000 shares authorized for issuance of $1 par value cumulative preferred stock. Of these shares, there are 20,000 shares of cumulative preferred stock issued and outstanding as of December 31, 2001 that we were required to redeem by March 1, 2002. According to the redemption arrangement with our preferred shareholders, on March 1, 2002 we paid $1.0 million in cash and issued 116,100 shares of our common stock at a share price of $8.61 in exchange for their 20,000 shares of preferred stock. The cumulative preferred stock provides for annual dividends at the rate of $14 per share. The dividends accrue quarterly whether declared or not, and compound quarterly at 14% per annum to the extent unpaid. At December 31, 2001 and December 31, 2000, all dividends had been paid.

     The cumulative preferred stock is entitled to a preference, in liquidation, in the amount of $100 per share, plus any accrued and unpaid dividends and any related interest.

14.  COMMON STOCK

     All holders of Common Stock are entitled to receive dividends when and if declared by our Board of Directors (the "Board"), provided that all dividend requirements of the cumulative preferred stock have been paid. Additionally, the payment of dividends on our Common Stock is restricted under the terms of our various financing agreements. To date, no dividends have been paid to the holders of the Common Stock and there are no immediate plans to institute a dividend.

     The Board has adopted a Stockholder Rights Plan designed to protect the Company and its stockholders from coercive, unfair or inadequate takeover bids. Pursuant to the Stockholder Rights Plan, a dividend of one Preferred Share Purchase Right (a "Right") was declared for each share of Common Stock outstanding at the close of business on February 23, 1996. The Rights are generally not exercisable until ten days after a person or group acquires, or commences a tender offer that could result in the party acquiring, 15% of the outstanding shares of Common Stock. Each Right, should it become exercisable, will enable the owner to buy one one-thousandth of a share of newly created Series A Junior Participating Preferred Stock at an exercise price of $175, and, in certain circumstances, to purchase shares of Common Stock at a substantially reduced price. The Board is generally entitled to redeem the Rights at $0.01 per Right at any time prior to the date they become exercisable. The Rights will expire on February 23, 2006.

                     WOLVERINE TUBE, INC. AND SUBSIDIARIES

     Beginning in September 1998, the Board of Directors authorized management to purchase shares of our outstanding common stock in the open market under common stock repurchase programs. These common stock repurchase programs conclude March 31, 2002. Under the common stock repurchase programs, we purchased 537,600 shares, 858,100 shares and 784,200 shares of our common stock for $7.5 million, $15.4 million and $16.6 million for the years ended December 31, 2000, 1999 and 1998, respectively. We did not purchase any shares of our common stock in the year ended December 31, 2001.

15.  STOCK-BASED COMPENSATION PLANS

     We have elected to follow APB 25, Accounting for Stock Options Issued to Employees and related interpretations in accounting for our employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 ("Statement 123"), Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized because the exercise price of our employee stock options equals the market price of the underlying stock on the date of the grant.

     Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if we had accounted for our employee stock options under the fair value method of that statement. The weighted average fair value of options granted during 2001 estimated on the date of grant using the Black-Scholes pricing model was $6.97. The fair value for these options was estimated at the date of grant using the following weighted average assumptions for 2001, 2000 and 1999, respectively: risk free interest rates of 4.41%, 6.12% and 5.78%, volatility factors of the expected market price of our common stock of 0.352, 0.339 and 0.337; and a weighted average expected life of the option of seven years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effects of applying Statement 123 for pro forma disclosure may not be representative of the effects on reported pro forma net income in future years. Our pro forma information for the years ended December 31 follows:

                                                        2001            2000           1999
                                                     -----------     ----------     ----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income (loss) applicable to common shares:
  As reported......................................   $(20,078)       $26,409        $(4,265)
  Pro forma........................................    (21,604)        24,472         (6,386)
Diluted earnings (loss) per share:
  As reported......................................   $  (1.63)       $  2.14        $ (0.32)
  Pro forma........................................      (1.72)          1.97          (0.48)

     The 1993 Equity Incentive Plan (the "1993 Equity Plan") provides for the issuance of stock options, restricted shares, stock appreciation rights, phantom shares and other additional awards to key executives and employees. The maximum number of additional shares issuable under the 1993 Equity Plan is 2,075,000 at a price as determined by our Compensation Committee. All options granted to date have been issued at the market value at the date of the grant. Options granted prior to 1999 under the 1993 Equity Plan vest 20% on

                     WOLVERINE TUBE, INC. AND SUBSIDIARIES
each anniversary thereafter and terminate on the tenth anniversary of the date of grant. Options granted in 1999 and subsequent years under the 1993 Equity Plan vest 33 1/3% on each anniversary thereafter and terminate on the tenth anniversary of the date of grant. Options granted under prior plans remain outstanding but are governed by the provisions of the 1993 Equity Plan.

     The 1993 Stock Option Plan for Outside Directors (the "1993 Directors' Plan") provides for the issuance of stock options to outside directors at the fair market value on the date of grant. A maximum of 185,000 shares are issuable under the 1993 Directors' Plan. The initial options granted at the time the Director joins the Board vest at 33 1/3% per year but must be held one year before being exercised. All subsequent options granted vest immediately. All options terminate on the tenth anniversary of the date of grant. The 1993 Directors' Plan terminates in 2003.

     On March 22, 2001, the Board of Directors adopted the 2001 Stock Option Plan for Outside Directors (the "2001 Directors' Plan") providing for the issuance of options for the purchase of up to 250,000 shares of our common stock. The 2001 Directors' Plan will allow us to continue to compensate and reward our directors upon the completion or termination of the 1993 Directors' Plan. The terms of the 2001 Directors' Plan are substantially the same as the terms of the 1993 Directors' Plan. No options have been granted under the 2001 Directors' Plan.

     In the third quarter of 2001, we made available to our U.S. and Canadian stock option holders under the 1993 Equity Plan and the 1993 Directors' Plan, the right to exchange options whose exercise price was $20.00 per share or greater, for new options to purchase one share for every two shares exchanged. The new options will be granted on or about April 11, 2002, which is six months and six business days after the date the options were exchanged. New options granted under the 1993 Equity Plan will have an exercise price determined by the market price of our stock on the date the new options are granted. New options granted under the 1993 Directors' Plan will have an exercise price determined by the average market price of our stock on the date we grant the new options and the four preceding trading days. A stock option holder must continue to be employed by us or provide service to us through April 11, 2002 in order to be eligible to receive the new options to be granted. As a result of this exchange of options shares, 836,860 shares with an average option price of $30.48 were canceled, 38,000 of which were under the 1993 Directors' Plan.

     Our stock option plans are summarized as follows:

                                  1993          1993 EQUITY                       WEIGHTED-AVERAGE
                             DIRECTORS' PLAN   INCENTIVE PLAN    OPTION PRICE      EXERCISE PRICE
                             ---------------   --------------   ---------------   ----------------
                                    (NUMBER OF SHARES)
Outstanding at December 31,
  1998.....................       46,000           845,087      $ 4.44 - $40.25        $29.84
Granted....................        7,000           394,950      $14.01 - $25.25        $22.01
Exercised..................           --           (49,229)     $ 4.44 - $20.88        $ 5.81
Forfeited..................           --          (114,450)     $20.00 - $39.38        $30.46
                                 -------         ---------      ---------------        ------
Outstanding at December 31,
  1999.....................       53,000         1,076,358      $ 4.44 - $40.25        $28.04
Granted....................       50,200           343,950      $11.95 - $17.01        $13.90
Exercised..................           --            (4,680)     $ 4.44 - $ 7.39        $ 6.24
Forfeited..................           --          (108,386)     $12.31 - $38.44        $26.79
                                 -------         ---------      ---------------        ------
Outstanding at December 31,
  2000.....................      103,200         1,307,242      $ 4.44 - $40.25        $24.25
Granted....................       51,465           394,650      $11.84 - $16.57        $11.93
Exercised..................           --           (24,261)     $ 4.44 - $13.69        $ 5.42
Forfeited or canceled......      (38,000)         (841,957)     $ 7.39 - $40.25        $30.20
                                 -------         ---------      ---------------        ------

                     WOLVERINE TUBE, INC. AND SUBSIDIARIES

                                  1993          1993 EQUITY                       WEIGHTED-AVERAGE
                             DIRECTORS' PLAN   INCENTIVE PLAN    OPTION PRICE      EXERCISE PRICE
                             ---------------   --------------   ---------------   ----------------
                                    (NUMBER OF SHARES)
Outstanding at December 31,
  2001.....................      116,665           835,674      $ 5.28 - $37.68        $13.46
                                 =======         =========      ===============        ======
Exercisable at:
  December 31, 1999........       43,000           388,273      $ 4.44 - $40.25        $26.42
  December 31, 2000........       99,866           574,600      $ 4.44 - $40.25        $26.12
  December 31, 2001........      116,665           223,961      $ 5.28 - $37.68        $14.78

     The number of options outstanding, weighted average exercise price, weighted average remaining contractual life, vested options and the weighted average exercise price of vested options outstanding at December 31, 2001, which were issued prior to August 1993, were 59,508, $6.74, 0.9 years, 59,508 and $6.74, respectively. The number of options outstanding, weighted average exercise price, weighted average remaining contractual life, vested options and the weighted average exercise price of vested options outstanding at December 31, 2001, which were issued after August 1993, were 892,831, $13.91, 8.1 years, 281,118 and $16.49, respectively. The weighted average remaining life for all options outstanding at December 31, 2001 is 7.7 years.

     The range of exercise prices of the outstanding options and exercisable options at December 31, 2001 are as follows:

WEIGHTED AVERAGE       NUMBER OF            NUMBER OF        WEIGHTED AVERAGE
EXERCISE PRICE     EXERCISABLE SHARES   OUTSTANDING SHARES    REMAINING LIFE
----------------   ------------------   ------------------   ----------------
$ 4.44 - $14.99         260,715              843,789               8.0
$15.00 - $24.99          51,261               79,900               6.6
$25.00 - $40.25          28,650               28,650               1.2
                        -------              -------
Totals                  340,626              952,339               7.7
                        =======              =======

     In 2001, we awarded 3,297 shares of restricted stock under the 1993 Equity Plan, with a fair value at the date of grant of $13.13 per share. These restricted shares vest 50% annually at the anniversary date of the grant. We recorded compensation expense with respect to restricted stock awards of approximately $0.5 million in 2001 which is recognized on a straight-line basis over the two year vesting period of the restricted stock grants. In addition, selected senior executives as designated by the CEO and approved by the Compensation Committee are eligible for restricted stock awards under the Long-Term Incentive Plan ("LTIP") based on our return on total capital measured over a three-year period. Performance objectives under the LTIP are based upon an incremental scale depending on achieving the specified target return rate. No compensation expense was recorded in 2001 with respect to these awards.

16.  COMMITMENTS

     Minimum future rental commitments under operating leases having non-cancelable lease terms in excess of one year totaled approximately $10.3 million as of December 31, 2001 and are payable as follows: $2.4 million in 2002, $2.1 million in 2003, $1.6 million in 2004, $1.5 million in 2005, $0.7 million in 2006 and $2.0 million thereafter. Rental expense for operating leases was $2.9 million in 2001, $3.3 million in 2000 and $2.9 million in 1999.

     At December 31, 2001, we had commitments of $2.3 million for capital expenditures.

                     WOLVERINE TUBE, INC. AND SUBSIDIARIES

17.  INDUSTRY SEGMENTS AND FOREIGN OPERATIONS

     Our reportable segments are based on our three product lines: commercial products, wholesale products and rod, bar and other products. Commercial products consist primarily of high value-added products sold directly to original equipment manufacturers. Wholesale products are commodity-type plumbing tube products, which are sold to a variety of customers. Rod, bar and other products also are sold to a variety of customers.

     The accounting policies for each of the reportable segments are the same as those described in Note 1. We evaluate the performance of our operating segments based on sales and gross profit; however, we do not allocate asset amounts and items of income and expense below gross profit or depreciation and amortization.

     Summarized financial information concerning our reportable segments is shown in the following table:

                                                                     ROD, BAR
                                            COMMERCIAL   WHOLESALE   & OTHER    CONSOLIDATED
                                            ----------   ---------   --------   ------------
                                                             (IN THOUSANDS)
Year ended December 31, 2001
  Sales...................................   $444,209    $ 97,570    $41,335      $583,114
  Gross profit............................     50,140       9,326      2,774        62,240
Year ended December 31, 2000:
  Sales...................................   $487,416    $ 96,993    $37,055      $621,464
  Gross profit............................     69,987      12,639      2,487        85,113
Year ended December 31, 1999:
  Sales...................................   $436,737    $118,810    $30,655      $586,202
  Gross profit............................     50,443      12,247        923        63,613

     Our manufacturing operations are primarily conducted in the U.S. and Canada. In 2001, 2000 and 1999, no customer accounted for as much as 10% of our net sales.

     Sales by customer location and long-lived assets by geographic location of our facilities is as follows:

                                                               OTHER FOREIGN
                                            U.S.     CANADA     OPERATIONS     CONSOLIDATED
                                          --------   -------   -------------   ------------
                                                           (IN THOUSANDS)
Year ended December 31, 2001:
  Sales.................................  $434,000   $81,000      $68,000        $583,000
  Long-lived assets.....................   294,413    31,820       10,291         336,524
Year ended December 31, 2000:
  Sales.................................  $478,000   $92,000      $51,000        $621,000
  Long-lived assets.....................   294,267    43,649        2,432         340,348
Year ended December 31, 1999:
  Sales.................................  $455,000   $91,000      $40,000        $586,000
  Long-lived assets.....................   247,677    39,506        2,028         289,211

                     WOLVERINE TUBE, INC. AND SUBSIDIARIES

18.  RESTRUCTURING AND OTHER CHARGES

  1999 CHARGES

     During the third quarter of 1999, we recognized restructuring and other charges of $19.9 million ($12.5 million net of tax). The restructuring and other charges include the following components:

Impairment of assets due to closing the Roxboro, North
  Carolina facility.........................................   $ 8.6
Other expenses related to closing the Roxboro, North
  Carolina facility.........................................     1.4
Impairment of assets due to relocating equipment from
  Roxboro, North Carolina and changes in production.........     3.6
Impairment of assets related to a previously-closed
  facility..................................................     1.8
Other expenses related to a previously-closed facility......     0.1
Non-manufacturing workforce reduction
  program -- approximately 100 employees....................     2.8
Expenses related to the termination of an interest rate
  swap......................................................     0.8
Expenses related to professional fees and other costs
  primarily associated with acquisitions that were not
  completed.................................................     0.8
                                                               -----
                                                               $19.9
                                                               =====

     The primary contributing factors leading to our decision to close our Roxboro, North Carolina facility were the less-than-anticipated growth in technical tube, the facility's inability to meet its return on capital objectives and our plans to potentially expand production in Asian, European and Latin American markets. The $8.6 million impairment of assets at Roxboro included the net book value of $4.7 million of machinery and equipment, $1.3 million of cost for parts related to the machinery and equipment and $2.6 million related to the decline in market value of the land and buildings and the estimated closing costs required to sell the land and buildings. We have relocated all other Roxboro machinery and equipment and inventory to our other facilities. As a result of relocating the Roxboro machinery and equipment to our other facilities and thereby displacing existing equipment and necessitating changes in production, we recorded a $3.6 million impairment of assets, $2.3 million of which was the net book value of machinery and equipment no longer employed and $1.3 million of cost for parts related to this machinery and equipment.

     Additionally, we recorded a $1.8 million impairment of assets primarily related to the closing of our Greenville, Mississippi facility in 1998, $0.8 million of which was the net book value of land and buildings and $1.0 million of which was the net book value of machinery and equipment.

     Our Roxboro, North Carolina and Greenville, Mississippi facilities are not being utilized for production and are currently held for sale.

     To date, we have paid approximately $4.9 million in cash relating to the restructuring. We believe accrued restructuring costs of $0.1 million at December 31, 2001 represent our remaining obligations.

     Additionally, we recorded in the third quarter of 1999 $5.4 million (as restated) of unusual charges in cost of goods sold in the consolidated statement of operations. These charges included $3.7 million related to obsolete inventory, $0.8 million net book value of idled and obsolete machinery and equipment and $0.9 million of other charges related to the realignment of our manufacturing operations

  2001 CHARGES

     During the third quarter of 2001, we recognized restructuring and other charges of $1.5 million ($1.0 million net of tax). We accrued and charged to expense $1.1 million for severance benefits for approximately 40 salaried and hourly employees. We offered a voluntary separation program to employees at several of our facilities due to lack of demand for these facilities products, the criteria for which was dependent

                     WOLVERINE TUBE, INC. AND SUBSIDIARIES
on the employee's age, job duties and years of service. We separated these employees in order to reduce costs for anticipated continued weakness in sales volumes and mix and anticipated reductions of capacity utilization. We also accrued and charged to expense a $0.2 million write-off of impaired assets and $0.2 million related to a previously closed facility. As of December 31, 2001, we had separated 40 employees and believe accrued restructuring costs of $0.3 million at December 31, 2001 represent our remaining cash obligations.

19.  EARNINGS PER SHARE

     The following table sets forth the computation of earnings per share for the years ended December 31:

                                                           2001      2000      1999
                                                         --------   -------   -------
                                                            (IN THOUSANDS, EXCEPT
                                                              PER SHARE AMOUNTS)
Income from continuing operations......................  $ 11,442   $25,907   $   407
Income (loss) from discontinued operations, net of
  tax..................................................   (31,240)      782     1,362
Cumulative effect of accounting change, net of tax.....        --        --    (5,754)
                                                         --------   -------   -------
Net income (loss)......................................   (19,798)   26,689    (3,985)
Dividends on preferred stock...........................      (280)     (280)     (280)
                                                         --------   -------   -------
Net income (loss) available to common shares...........  $(20,078)  $26,409   $(4,265)
                                                         ========   =======   =======
Basic weighted average common shares...................    12,077    12,153    13,106
Stock options..........................................       230       191       137
                                                         --------   -------   -------
Diluted weighted average common and common equivalent
  shares(1)............................................    12,307    12,344    13,243
                                                         ========   =======   =======
Earnings per common share -- basic:
  Income from continuing operations....................  $   0.92   $  2.11   $  0.01
  Income (loss) from discontinued operations...........     (2.58)     0.06      0.10
  Cumulative effect of accounting change...............        --        --     (0.44)
                                                         --------   -------   -------
Net income (loss) per common share -- basic............  $  (1.66)  $  2.17   $ (0.33)
                                                         ========   =======   =======
Earnings per common share -- diluted:
  Income from continuing operations....................  $   0.91   $  2.08   $  0.01
  Income (loss) from discontinued operations...........     (2.54)     0.06      0.10
  Cumulative effect of accounting change...............        --        --     (0.43)
                                                         --------   -------   -------
Net income (loss) per common share -- diluted..........  $  (1.63)  $  2.14   $ (0.32)
                                                         ========   =======   =======

---------------

(1) For the year ended December 31, 2001, 2000 and 1999, there were 0.4 million,
    1.0 million and 1.1 million anti-dilutive stock options that were excluded from the calculation of diluted weighted average common and common equivalent shares.

                     WOLVERINE TUBE, INC. AND SUBSIDIARIES

20.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2001 and 2000. All data shown has been restated to reflect Wolverine Ratcliffs, Inc. as discontinued operations (as described in Note 2).

2001                                   APRIL 1(1)   JULY 1(1)   SEPTEMBER 30(1)   DECEMBER 31
----                                   ----------   ---------   ---------------   -----------
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales............................   $172,437    $161,517       $136,103        $113,057
Gross profit.........................     21,766      15,792         14,912           9,770
Restructuring and other charges......         --          --          1,546              --
Income (loss) from continuing
  operations.........................      6,975       3,082          2,137            (752)
Loss from discontinued operations,
  net of tax.........................       (848)     (3,643)          (938)         (1,946)
Loss on disposal of discontinued
  operations, net of tax.............         --          --             --         (23,865)
Net income (loss)....................      6,127        (561)         1,199         (26,563)
Basic earnings per common share:
  Income (loss) from continuing
     operations......................   $   0.57    $   0.25       $   0.17        $  (0.07)
  Loss from discontinued
     operations......................      (0.07)      (0.30)         (0.08)          (2.13)
                                        --------    --------       --------        --------
  Net income (loss)..................   $   0.50    $  (0.05)      $   0.09        $  (2.20)
                                        ========    ========       ========        ========
Diluted earnings per common share:
  Income (loss) from continuing
     operations......................   $   0.56    $   0.24       $   0.17        $  (0.07)
  Loss from discontinued
     operations......................      (0.07)      (0.29)         (0.08)          (2.13)
                                        --------    --------       --------        --------
  Net income (loss)..................   $   0.49    $  (0.05)      $   0.09        $  (2.20)
                                        ========    ========       ========        ========

2000                                   APRIL 2(1)   JULY 2(1)   OCTOBER 1(1)   DECEMBER 31(1)
----                                   ----------   ---------   ------------   --------------
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales............................   $158,843    $160,361      $151,076        $151,184
Gross profit.........................     23,544      22,320        22,978          16,271
Income from continuing operations....      7,535       6,952         7,846           3,574
Income (loss) from discontinued
  operations.........................        401         817          (417)            (19)
Net income...........................      7,936       7,769         7,429           3,555
Basic earnings per common share:
  Income from continuing
     operations......................   $   0.60    $   0.57      $   0.65        $   0.29
  Income (loss) from discontinued
     operations......................       0.03        0.07         (0.04)             --
                                        --------    --------      --------        --------
  Net income.........................   $   0.63    $   0.64      $   0.61        $   0.29
                                        ========    ========      ========        ========
Diluted earnings per common share:
  Income from continuing
     operations......................   $   0.60    $   0.56      $   0.63        $   0.29
  Income (loss) from discontinued
     operations......................       0.03        0.06         (0.03)             --
                                        --------    --------      --------        --------
  Net income.........................   $   0.63    $   0.62      $   0.60        $   0.29
                                        ========    ========      ========        ========

                     WOLVERINE TUBE, INC. AND SUBSIDIARIES

---------------

(1) Net income for the quarters ended April 1, July 1, and September 30, and for each of the interim periods in fiscal 2000 has been restated from the amounts previously reported in our Form 10-Q. The restated amounts reflect the change in method of accounting for inventories in the fourth quarter of fiscal 2001, as described in Note 3. The effect of the restatement was to increase (decrease) gross profit, net income and diluted earnings per common share as follows:

QUARTER ENDED:                                  GROSS PROFIT   NET INCOME    EPS
--------------                                  ------------   ----------   ------
                                                      (IN THOUSANDS, EXCEPT
                                                        PER SHARE AMOUNTS)
April 1, 2001.................................    $  (292)      $  (184)    $(0.02)
July 1, 2001..................................     (6,402)       (4,034)     (0.33)
September 30, 2001............................      2,092         1,318       0.11
April 2, 2000.................................      1,729         1,089       0.09
July 2, 2000..................................       (379)         (239)     (0.02)
October 1, 2000...............................      3,863         2,434       0.20
December 31, 2000.............................       (111)          (70)     (0.01)

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Wolverine Tube, Inc.

     We have audited the accompanying consolidated balance sheets of Wolverine Tube, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, redeemable preferred stock and stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     Since the date of completion of our audit of the accompanying financial statements and initial issuance of our report thereon dated March 11, 2002, which report contained an explanatory paragraph regarding the Company's ability to continue as a going concern, the Company, as discussed in Note 8, has completed the sale of $120 million in Senior Notes and has obtained a new $37.5 million secured revolving credit facility. Therefore, the conditions that raised substantial doubt about whether the Company will continue as a going concern no longer exist.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wolverine Tube, Inc. and Subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 1 to the financial statements, in 1999 the Company changed its method of accounting for start-up activities. Also as discussed in
Note 3, in 2001 the Company changed its inventory costing method.

                                                 /s/ ERNST & YOUNG LLP

March 11, 2002, except for Note 8,
as to which the date is March 27, 2002
Birmingham, Alabama

                     WOLVERINE TUBE, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                        BALANCE      CHARGED TO   CHARGED TO                  BALANCE AT
                                      BEGINNING OF    COST AND      OTHER                       END OF
DESCRIPTION                              PERIOD       EXPENSES     ACCOUNTS    DEDUCTIONS       PERIOD
-----------                           ------------   ----------   ----------   ----------     ----------
                                                                (IN THOUSANDS)
Year ended December 31, 2001:
Deducted from assets accounts:
  Reserve for sales returns and
     allowances.....................      $494         $  358       $(153)                      $  699
  Allowances for doubtful
     accounts.......................       439          1,697        (112)     $    (201)(2)     1,823
                                          ----         ------       -----      ---------        ------
Totals..............................      $933         $2,055       $(265)     $    (201)       $2,522
                                          ====         ======       =====      =========        ======
Year ended December 31, 2000:
Deducted from assets accounts:
  Reserve for sales returns and
     allowances.....................      $500         $  989                  $    (995)(1)    $  494
  Allowances for doubtful
     accounts.......................       293            558                       (412)(2)       439
                                          ----         ------       -----      ---------        ------
Totals..............................      $793         $1,547                  $  (1,407)       $  933
                                          ====         ======       =====      =========        ======
Year ended December 31, 1999:
Deducted from assets accounts:
  Reserve for sales returns and
     allowances.....................      $440         $  200          --      $    (140)(1)    $  500
  Allowances for doubtful
     accounts.......................       241             53       $  --             (1)(2)       293
                                          ----         ------       -----      ---------        ------
Totals..............................      $681         $  253       $  --      $    (141)       $  793
                                          ====         ======       =====      =========        ======

---------------

(1) Reduction of reserve, net of translation adjustments.

(2) Uncollectable accounts written off, net of translation adjustments and recoveries.

                                 EXHIBIT INDEX

EXHIBIT                                                                   SEQUENTIAL
NUMBER                           DESCRIPTION                              PAGE NUMBER
-------                          -----------                              -----------
4.3      Indenture, dated as of March 27, 2002, between the Company, certain of the Company's subsidiaries and First Union
         National Bank, as Trustee.
10.28    Seventh Amendment and Limited Waiver to Credit Agreement and
         Amendment to Security Agreement dated as of February 25,
         2002 by and among the Company, Wolverine Tube (Canada) Inc., certain other subsidiaries of the Company, Credit Suisse
         First Boston as administrative agent and the lenders named therein.
10.29    Credit Agreement, dated as of March 27, 2002, among the
         Company, certain of the Company's subsidiaries, the lenders named therein, Wachovia Bank, N.A. as Administrative Agent and Congress Financial Corporation (Canada), as Canadian
         Agent.
18.1     Letter dated March 11, 2002 from Ernst & Young LLP regarding preference of a change in method of accounting for
         inventories.
21       List of Subsidiaries
23       Consent of Ernst & Young LLP, Independent Auditors