Form 10-Q
period 2002-03-31
WOLVERINE TUBE INC
filed 2002-05-15
CIK 821407

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from            to           .
                                                    ----------    ----------

                         Commission file number 1-12164

                              WOLVERINE TUBE, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                     63-0970812
     ------------------------                  ---------------------------------
     (State of Incorporation)                  (IRS Employer Identification No.)

200 Clinton Avenue West, Suite 1000
Huntsville, Alabama                                          35801
----------------------------------------                   ----------
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

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date:

                  Class                  Outstanding as of May 1, 2002
     -----------------------------       -----------------------------
     Common Stock, $0.01 Par Value           12,248,463 Shares

                                   FORM 10-Q

                                QUARTERLY REPORT

                               TABLE OF CONTENTS

                                                                                                              Page No.
                                     PART I
Item 1.       Financial Statements
              Condensed Consolidated Statements of Income (Unaudited)--  Three-Month
              Periods Ended March 31, 2002 and April 1, 2001......................................................1
              Condensed Consolidated Balance Sheets
              March 31, 2002 and December 31, 2001................................................................2
              Condensed Consolidated Statements of Cash Flows (Unaudited)-- Three-Month Periods
              Ended March 31, 2002 and April 1, 2001..............................................................3
              Notes to Condensed Consolidated Financial Statements (Unaudited)....................................4
Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations..............................................................................17
Item 3.       Quantitative and Qualitative Disclosures About Market Risk.........................................25

                                    PART II
Item 1.       Legal Proceedings..................................................................................27
Item 2.       Change to Securities and Use of Proceeds...........................................................27
Item 6.       Exhibits and Reports on Form 8-K...................................................................27

ITEM 1.  FINANCIAL STATEMENTS

WOLVERINE TUBE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                                 Three-month period ended:
                                                                             MARCH 31, 2002    April 1, 2001
                                                                                                 (Restated)
------------------------------------------------------------------------------------------------------------
(In thousands except per share amounts)
Net sales                                                                       $137,543         $172,437
Cost of goods sold                                                               123,220          150,671
------------------------------------------------------------------------------------------------------------
Gross profit                                                                      14,323           21,766
Selling, general and administrative expenses                                       7,904            8,059
------------------------------------------------------------------------------------------------------------
Operating income from continuing operations                                        6,419           13,707
Other (income) expenses:
     Interest expense, net                                                         3,730            3,774
     Amortization and other, net                                                      78              (79)
------------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes                              2,611           10,012
Income tax provision                                                                 923            3,037
------------------------------------------------------------------------------------------------------------
Income from continuing operations                                                  1,688            6,975
Loss from discontinued operations, net of income tax provision of
   $-0- and $0.3 million  for 2002 and 2001, respectively                             --             (848)
------------------------------------------------------------------------------------------------------------
Net income                                                                         1,688            6,127
Less preferred stock dividends                                                       (58)             (70)
------------------------------------------------------------------------------------------------------------
Net income applicable to common shares                                          $  1,630         $  6,057
============================================================================================================

Earnings per common share -basic:
============================================================================================================
Income from continuing operations                                               $   0.13         $   0.57
Loss from discontinued operations                                                     --            (0.07)
============================================================================================================

Net income per common share--basic                                              $   0.13         $   0.50
============================================================================================================

Basic weighted average number of common shares                                    12,148           12,034
============================================================================================================

Earnings per common share -diluted:
============================================================================================================
Income from continuing operations                                               $   0.13         $   0.56
Loss from discontinued operations                                                     --            (0.07)
============================================================================================================

Net income per common share--diluted                                            $   0.13         $   0.49
============================================================================================================
Diluted weighted average number of common and common equivalent
   shares                                                                         12,269           12,262
============================================================================================================

See Notes to Condensed Consolidated Financial Statements.

WOLVERINE TUBE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                  MARCH 31,      December 31,
                                                                                                    2002             2001
-----------------------------------------------------------------------------------------------------------------------------
(In thousands except share and per share amounts)                                                (UNAUDITED)        (Note)
ASSETS
Current assets
     Cash and equivalents                                                                         $ 28,360         $ 22,739
     Accounts receivable, net                                                                       87,422           67,164
     Inventories                                                                                    92,420          103,360
     Refundable income taxes                                                                         2,828            2,410
     Prepaid expenses and other                                                                      9,414            7,230
-----------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                               220,444          202,903
Property, plant and equipment, net                                                                 216,403          218,476
Deferred charges and intangible assets, net                                                        109,855          102,995
Assets held for sale                                                                                 9,257            9,072
Prepaid pensions                                                                                     5,112            5,981
-----------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                      $561,071         $539,427
=============================================================================================================================
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable                                                                             $ 34,330         $ 34,137
     Accrued liabilities                                                                            17,201           25,689
     Short-term borrowings                                                                             923            1,684
-----------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                           52,454           61,510
Deferred income taxes                                                                                9,231            9,225
Long-term debt                                                                                     275,069          247,698
Postretirement benefit obligation                                                                   15,690           15,720
Accrued environmental remediation                                                                    1,830            1,862
-----------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                  354,274          336,015
Redeemable preferred stock, par value $1 per share; 500,000 shares
     authorized; 20,000 issued and outstanding at December 31, 2001                                     --            2,000
Stockholders' equity
     Common stock, par value $0.01 per share; 40,000,000 shares authorized; 14,295,985 and 14,276,831 shares issued as of
         March 31, 2002 and December 31, 2001, respectively                                            144              143
     Additional paid-in capital                                                                    102,683          103,759
     Retained earnings                                                                             160,675          159,045
     Unearned compensation
                                                                                                      (106)            (165)
     Accumulated other comprehensive loss
                                                                                                   (19,224)         (21,898)
     Treasury stock, at cost; 2,063,800 and 2,179,900 shares as of
         March 31, 2002 and December 31, 2001, respectively                                        (37,375)         (39,472)
-----------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                         206,797          201,412
-----------------------------------------------------------------------------------------------------------------------------
Total liabilities, redeemable preferred stock and stockholders' equity                            $561,071         $539,427
=============================================================================================================================

Note: The Balance Sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. See Notes to Condensed Consolidated Financial Statements.

WOLVERINE TUBE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                   Three-month period ended:
                                                                               MARCH 31, 2002     April 1, 2001
---------------------------------------------------------------------------------------------------------------
  (IN THOUSANDS)                                                                                    (Restated)
OPERATING ACTIVITIES
Income from continuing operations                                                 $  1,688           $  6,975
Adjustments to reconcile income from continuing operations to net cash used for operating activities:
     Depreciation and amortization                                                   4,153              4,382
     Deferred income taxes                                                              --               (251)
     Other non-cash items                                                               58                144
     Changes in operating assets and liabilities:
              Accounts receivable, net                                            (19,873)           (16,093)
         Inventories                                                                 5,445             (5,704)
         Refundable income taxes                                                       214              7,257
         Prepaid expenses and other                                                    274               (145)
         Accounts payable                                                           (3,070)             2,287
         Accrued liabilities including pension, postretirement
             benefit and environmental                                                 (70)               315
---------------------------------------------------------------------------------------------------------------
Net cash used for operating activities                                             (11,181)              (833)

INVESTING ACTIVITIES
Additions to property, plant and equipment                                          (1,948)           (11,356)
Acquisition of business assets                                                          --             (1,461)
---------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                              (1,948)           (12,817)

FINANCING ACTIVITIES
Financing fees and expenses paid                                                    (6,843)                --
Net borrowings (payments) on revolving credit facilities                           (93,652)            17,109
Net increase (decrease) in note payable                                              1,711               (329)
Proceeds from issuance of senior notes                                             118,546                 --
Issuance of common stock                                                                22                 --
Redemption of preferred stock                                                       (1,000)                --
Dividends paid on preferred stock                                                      (58)               (70)
---------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                           18,726             16,710
Effect of exchange rate on cash and equivalents                                       (115)            (1,087)
---------------------------------------------------------------------------------------------------------------
Net cash provided by continuing operations                                           5,482              1,973
Net cash provided by (used for) discontinued operations                                139             (2,575)
---------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and equivalents                                      5,621               (602)
Cash and equivalents at beginning of period                                         22,739             23,458
---------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                             $ 28,360           $ 22,856
===============================================================================================================

See Notes to Condensed Consolidated Financial Statements.

WOLVERINE TUBE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
(Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Wolverine Tube, Inc. (the "Company") and its majority-owned subsidiaries after elimination of significant intercompany accounts and transactions. References to the "Company", "we" or "us" refer to Wolverine Tube, Inc. and its consolidated subsidiaries, unless the context otherwise requires. The accompanying condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying condensed consolidated financial statements (and all information in this report) have not been examined by independent auditors; but, in the opinion of management, all adjustments, which consist of normal recurring accruals necessary for a fair presentation of the results for the periods, have been made. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2001.

We use our internal operational reporting cycle for quarterly financial reporting.

NOTE 2.  CONTINGENCIES

We are subject to extensive environmental regulations imposed by federal, state, provincial and local authorities in the United States, Canada, China and Portugal with respect to emissions to air, discharges to waterways, and the generation, handling, storage, transportation, treatment and disposal of waste materials. We have received various communications from regulatory authorities concerning environmental matters and have been named as a potentially responsible party ("PRP") at one waste disposal site.

We have accrued estimated environmental remediation costs of $1.8 million at March 31, 2002, consisting primarily of $0.8 million for the Decatur, Alabama facility; $0.1 million for the Greenville, Mississippi facility; $0.5 million for the Ardmore, Tennessee facility and $0.4 million for the Shawnee, Oklahoma facility (with respect to the Double Eagle Refinery site).

NOTE 3.  INVENTORIES

Inventories are as follows:

                                                   MARCH 31, 2002   December 31, 2001
-------------------------------------------------------------------------------------
(In thousands)
Finished products                                    $24,224            $ 22,565
Work-in-process                                       16,097              20,850
Raw materials and supplies                            52,099              59,945
-------------------------------------------------------------------------------------
Totals                                               $92,420            $103,360
=====================================================================================

During the year ended December 31, 2001, we changed our method of accounting for inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method for portions of our finished products, work-in-process and raw materials inventories. We believe the change is preferable because copper prices have steadily declined since the mid 1990s and the FIFO method will result in a better matching of the costs of inventories with revenues. We believe that the FIFO method also provides a more meaningful presentation of financial position because it reflects more recent costs in our balance sheet. Moreover, the change also conforms all of our raw materials, work-in process and finished goods inventories to a single costing method. We applied this change in method of inventory costing retroactively by restating the prior years' financial statements. The effect of the change in method on previously reported operating results for the quarter ended April 1, 2001 was to decrease net income by $0.2 million ($0.02 loss per diluted share).


NOTE 4.  DEFERRED CHARGES AND INTANGIBLE ASSETS

Deferred charges and intangible assets are as follows:

                                                  MARCH 31, 2002     December 31, 2001
--------------------------------------------------------------------------------------
(In thousands)
NET DEFERRED CHARGES:
======================================================================================
Deferred debt issuance costs                         $  8,101             $  1,380
Other                                                   1,867                1,697
--------------------------------------------------------------------------------------
Total net deferred charges                           $  9,968             $  3,077
--------------------------------------------------------------------------------------

INTANGIBLE ASSETS:
======================================================================================
Goodwill                                             $118,444             $118,455
Other                                                   1,988                1,988
--------------------------------------------------------------------------------------
Gross carrying value                                  120,432              120,443
Less accumulated amortization                         (20,545)             (20,525)
--------------------------------------------------------------------------------------
Net intangible assets                                $ 99,887             $ 99,918
======================================================================================

======================================================================================
TOTAL NET DEFERRED CHARGES AND INTANGIBLE ASSETS     $109,855             $102,995
======================================================================================

We capitalized $6.8 million of deferred debt issuance cost in the first quarter of 2002 related to the issuance of our 10.5% Senior Notes and the execution of our new revolving credit facility, both of which occurred on March 27, 2002.

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 presumes that goodwill has an indefinite useful life and thus should not be amortized but rather tested at least annually for impairment using a lower of cost or fair value approach. Other intangible assets will still be amortized over their useful lives under SFAS No. 142. On January 1, 2002, we adopted SFAS No. 142. A transitional impairment test of all goodwill is required to be completed within six months of adopting SFAS No. 142. We have not yet determined the amount, if any, of goodwill impairment under the specific guidance of SFAS No. 142. However, any impairment charge resulting from the transitional impairment test will be recognized as a cumulative effect of a change in accounting principle. At March 31, 2002, we had $99.8 million of goodwill, net of amortization.

Income from continuing operations in the first quarter of 2001, adjusted to exclude amortization expense recognized related to goodwill would have been $7.5 million, or $0.61 per diluted share. Adoption of SFAS No. 142 is expected to increase our net income in 2002 by approximately $2.1 million net of tax or $0.17 per share due to the elimination of amortization of goodwill.

NOTE 5.  INTEREST EXPENSE, NET

Interest expense is net of interest income and capitalized interest of $25 thousand and $6 thousand for the three-month period ended March 31, 2002, and $0.3 million and $0.3 million for the three-month period ended April 1, 2001.

NOTE 6.  DEBT

Long-term debt consists of the following:

                                                                                              MARCH 31, 2002     December 31, 2001
----------------------------------------------------------------------------------------------------------------------------------
(In thousands)
Revolving Credit facility,  interest at the Eurodollar rate plus 2.5% or the
     U.S. base rate plus 1%, due March 2005                                                     $   5,000            $      --
Revolving Credit facility, interest averaged 5.5% in 2001, due April 2002
     (refinanced on March 27, 2002 from proceeds of $120 million 10.5%
     Senior Notes)                                                                                     --               97,906
Senior Notes, 10.5%, due April 2009                                                               120,000                   --
Discount on 10.5% Senior Notes, original issue discount amortized over 7
     years                                                                                         (1,455)                  --
Senior Notes, 7.375%, due August 2008                                                             150,000              150,000
Discount on 7.375% Senior Notes, original issue discount amortized over 10
     years                                                                                           (200)                (208)
Netherlands facility, 5.11%, due on demand                                                            923                1,671
Other foreign facilities                                                                            1,724                   13
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                  275,992              249,382
Less short-term borrowings                                                                           (923)              (1,684)
----------------------------------------------------------------------------------------------------------------------------------
Totals                                                                                          $ 275,069            $ 247,698
----------------------------------------------------------------------------------------------------------------------------------

On March 27, 2002 we entered into two new financing agreements to replace our existing revolving credit facility which was scheduled to mature on April 30, 2002. We issued $120 million in principal amount of 10.5% Senior Notes that will mature in 2009. We sold these notes for 98.8% of their face amount and recorded a discount of $1.5 million, which we will amortize over the seven year term of the Senior Notes. The 10.5% Senior Notes were issued pursuant to an Indenture, dated as of March 27, 2002, between us and First Union National Bank, as Trustee. The 10.5% Senior Notes (i) have interest payment dates of April 1 and October 1 of each year, (ii) are redeemable after the dates and at the prices (expressed in percentages of principal amount on the redemption date), as set forth below:

         Year                                                Percentage
         ----                                                ----------
         April 1, 2006                                        105.250%
         April 1, 2007                                        102.625%
         April 1, 2008 and thereafter                         100.000%

and (iii) are senior unsecured obligations and are senior in right of payment to any of our future subordinated obligations.

We also entered into a secured revolving credit facility concurrently with the closing of the 10.5% Senior Notes offering. The new revolving credit facility provides for up to a $37.5 million line of credit dependent on the levels of and secured by our eligible accounts receivable and inventory. The new revolving credit facility provides for interest at the Eurodollar rate plus 2.5% or the U.S. base rate plus 1%. Commitment fees on the unused available portion of the facility are 0.5%. The new revolving credit facility matures on March 27, 2005.

As of March 31, 2002, we had approximately $9.1 million in outstanding borrowings and off-balance sheet obligations under the new revolving credit facility and approximately $28.4 million (subject to a $2 million excess availability requirement) in additional borrowing availability thereunder.

NOTE 7.           COMPREHENSIVE INCOME (LOSS)

For the three-month periods ended March 31, 2002 and April 1, 2001, comprehensive income (loss) was $4.4 million and $(0.1) million, respectively. Comprehensive income differs from net income due to foreign currency translation adjustments and adjustments related to accounting for derivative instruments and hedging activities.

Comprehensive income (loss) is as follows:

                                                                                                 Three-month period ended:
                                                                                                MARCH 31,          April 1,
                                                                                                  2002               2001
---------------------------------------------------------------------------------------------------------------------------
(In thousands)
Net income                                                                                      $ 1,688            $ 6,127
Translation adjustment for financial statements denominated in a foreign
       currency                                                                                    (122)            (4,927)
Unrealized gain (loss) on cash flow hedges, net of tax                                            2,796             (1,346)
---------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                                                     $ 4,362            $  (146)
===========================================================================================================================

NOTE 8.  INDUSTRY SEGMENTS

Our reportable segments are based on our three product groups: commercial products, wholesale products and rod, bar and other products. Commercial products consist primarily of high value added products sold directly to original equipment manufacturers. Wholesale products are commodity-type plumbing tube products, which are primarily sold to plumbing wholesalers and distributors. Rod, bar and other consist of products sold to a variety of customers. We evaluate the performance of our operating segments based on sales and gross profit; however, we do not allocate asset amounts and items of income and expense below gross profit or depreciation and amortization.

Summarized financial information concerning our reportable segments is shown in the following table:

                                                                                              Rod, Bar
                                                           Commercial        Wholesale        & Other         Consolidated
--------------------------------------------------------------------------------------------------------------------------
(In thousands)
THREE-MONTH PERIOD ENDED MARCH 31, 2002
     NET SALES                                              $106,353          $22,004          $ 9,186          $137,543
     GROSS PROFIT                                             12,174            1,590              559            14,323

Three-month period ended April 1, 2001
     Net sales                                              $136,618          $23,495          $12,324          $172,437
     Gross profit                                             18,492            2,275              999            21,766

The financial information for the period ended April 1, 2001 concerning our reportable segments has been restated to reflect the change in method of accounting for inventories (Note 3) and the reclassification of Wolverine Ratcliffs, Inc. as discontinued operations (Note 10).

NOTE 9.           EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                          Three-month period ended:
                                                                                          MARCH 31,        April 1,
                                                                                            2002             2001
--------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
Income from continuing operations                                                         $ 1,688           $ 6,975
Loss from discontinued operations, net of tax                                                  --              (848)
====================================================================================================================
Net income                                                                                  1,688             6,127
====================================================================================================================
Dividends on preferred stock                                                                  (58)              (70)
====================================================================================================================
Net income applicable to common shares                                                    $ 1,630           $ 6,057
====================================================================================================================

Basic weighted average common shares                                                       12,148            12,034
Stock options                                                                                 121               228
====================================================================================================================
Diluted weighted average common and common equivalent shares                               12,269            12,262
====================================================================================================================

Earnings per common share - basic:

   Income from continuing operations                                                      $  0.13           $  0.57

   Loss from discontinued operations                                                           --             (0.07)
====================================================================================================================
Net income per common share - basic                                                       $  0.13           $  0.50
====================================================================================================================

Earnings per common share - diluted:
   Income from continuing operations                                                      $  0.13           $  0.56
   Loss from discontinued operations                                                           --             (0.07)
====================================================================================================================

Net income per common share - diluted                                                     $  0.13           $  0.49
====================================================================================================================

The financial information for the period ended April 1, 2001 has been restated to reflect the change in method of accounting for inventories (Note 3) and the reclassification of Wolverine Ratcliffs, Inc. as discontinued operations (Note
10).

On April 11, 2002, we granted 383,075 stock options to our employees, management and directors in conjunction with an option exchange offer that we made available to our U.S. and Canadian stock option holders under our 1993 Equity Incentive Plan and 1993 Stock Option Plan for Outside Directors in the third quarter of 2001. Under this option exchange offer, eligible optionees were given the right to exchange options with an exercise price of $20.00 per share or greater for new options to purchase one share for every two shares exchanged. New options granted under the 1993 Equity Incentive Plan have an exercise price of $8.60 per share, which was the closing price of our common stock on April 11, 2002. New options granted under the 1993 Stock Option Plan for Outside Directors have an exercise price of $8.84 per share which was determined by the average market price of our stock on April 11, 2002 and the four preceding trading days.

NOTE 10.          DISCONTINUED OPERATIONS

During the year ended December 31, 2001, we decided to discontinue the operations of Wolverine Ratcliffs, Inc. ("WRI"), which were previously included in the rod, bar and other products reportable segment. Accordingly, the operating results of WRI have been restated and reported in discontinued operations in the consolidated financial statements. In the fourth quarter of 2001, we recorded a $31.5 million ($23.9 million after tax) estimated loss on the disposal of the WRI operations, which included a $2.5 million ($1.6 million after tax) provision for estimated losses during the expected phase-out period. The expected operating losses during the phase-out period, which we anticipate will conclude by the end of the second quarter of 2002, are based on our best estimates of the most likely outcome and include a $1.5 million loss in the first quarter of 2002. To the extent actual results should differ from our estimate, the difference will be reported in discontinued operations in future periods.

Operating results of the discontinued WRI operations are as follows:

                                                      THREE MONTH PERIOD ENDED:
-------------------------------------------------------------------------------
                                                      MARCH 31,         April 1,
                                                        2002              2001
-------------------------------------------------------------------------------
(In thousands)
Net sales                                             $ 8,126           $17,112
Net loss                                               (1,460)             (848)

Assets and liabilities of the discontinued WRI operations have been reflected in the consolidated balance sheets as current or non-current based on the original classification of these accounts, net of any necessary valuation allowances, except that property, plant and equipment to be disposed of $3.9 million, net of a necessary valuation allowance, have been included in "assets held for sale". Although we believe we have appropriately reduced the carrying value of the assets to their estimated recoverable amounts, net of disposal costs where appropriate, actual results could be different and the difference will be reported in discontinued operations in future periods.

NOTE 11.          CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed consolidating financial information for:
(a) Wolverine Tube, Inc. (the "Parent") on a stand-alone basis; (b) on a combined basis, the guarantors of the 10.5% Senior Notes ("Subsidiary Guarantors"), which include TF Investor, Inc.; Tube Forming, L.P.; Wolverine Finance Company; Wolverine China Investments, LLC; STPC Holding, Inc.; Small Tube Manufacturing Corporation; Wolverine Joining Technologies, Inc.; and Tube Forming Holdings, Inc.; and (c) on a combined basis, the Non-Guarantor Subsidiaries, which include Wolverine Tube (Canada) Inc.; 1263143 Ontario, Inc.; 1158909 Ontario, Inc.; 1105836 Ontario, Inc.; Wolverine Tube (Shanghai) Co., Limited; Wolverine European Holdings BV; Wolverine Scholte-Metalen BV; Wolverine Tube, BV; Wolverine Tubagem (Portugal), Lda; Wolverine Joining Technologies Canada, Inc.; Wolverine Ratcliffs, Inc.; Ratcliffs Copper and Brass Sales, Ltd.; Wolverine Europe; Wolverine Asia, Limited; Wolverine Tube International, Ltd.; Small Tube Europe NV; and Small Tube Poland, Inc. Separate financial statements of the wholly-owned Subsidiary Guarantors are not presented because the Subsidiary Guarantors are jointly and severally liable under the guarantees, and we believe separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors.

The parent is comprised of Alabama, Oklahoma, Tennessee, and Mississippi manufacturing operations and certain corporate management, sales and marketing, information services and finance functions.

WOLVERINE TUBE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2002

(Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                      Subsidiary      Non-Guarantor
                                                       Parent         Guarantors      Subsidiaries    Eliminations     Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
(In thousands)
Net sales                                             $ 70,956         $ 32,754         $ 43,448         $(9,615)        $137,543
Cost of goods sold                                      66,327           28,394           38,152          (9,653)         123,220
-----------------------------------------------------------------------------------------------------------------------------------
Gross profit                                             4,629            4,360            5,296              38           14,323
Selling, general and administrative expenses             6,334              787              783              --            7,904
-----------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                 (1,705)           3,573            4,513              38            6,419
Other (income) expenses:
   Interest expense, net                                 4,087               (5)            (352)             --            3,730

   Amortization and other, net                             386             (940)             632              --               78
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                       (6,178)           4,518            4,233              38            2,611
Income tax provision (benefit)                          (2,238)           1,814            1,347              --              923
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                       (3,940)           2,704            2,886              38            1,688
===================================================================================================================================

WOLVERINE TUBE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED APRIL 1, 2001

(Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                      Subsidiary      Non-Guarantor
                                                       Parent         Guarantors      Subsidiaries    Eliminations     Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
(In thousands)
Net sales                                             $ 95,060         $ 37,980         $ 48,413         $(9,016)        $172,437
Cost of goods sold                                      81,793           34,252           43,642          (9,016)         150,671
-----------------------------------------------------------------------------------------------------------------------------------
Gross profit                                            13,267            3,728            4,771              --           21,766
Selling, general and administrative expenses             5,821            1,382              856              --            8,059
-----------------------------------------------------------------------------------------------------------------------------------
Operating income from continuing operations              7,446            2,346            3,915              --           13,707
Other (income) expenses:
   Interest expense, net                                 3,928              (86)             (68)             --            3,774

   Amortization and other, net                           3,246           (3,161)            (164)             --              (79)
-----------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before
    income taxes                                           272            5,593             4,147             --           10,012

Income tax provision (benefit)                            (172)           2,330              879              --            3,037
-----------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                          444            3,263            3,268              --            6,975

Income (loss) from discontinued operations,
    net of tax                                              --               --             (848)             --             (848)
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                            $    444         $  3,263         $  2,420         $    --         $  6,127
===================================================================================================================================

WOLVERINE TUBE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2002

(Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                      Subsidiary      Non-Guarantor
                                                       Parent         Guarantors      Subsidiaries    Eliminations     Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
(In thousands)
ASSETS
Current assets
     Cash and equivalents                              $ 12,434       $      --        $  18,165        $  (2,239)       $ 28,360
      Accounts receivable, net                               94          58,331           28,997               --          87,422
      Inventories                                        53,853          14,307           24,616             (356)         92,420
      Refundable income taxes                             4,182          (1,511)             157               --           2,828
     Prepaid expenses and other                           4,422           4,053              939               --           9,414
-----------------------------------------------------------------------------------------------------------------------------------
Total current assets                                     74,985          75,180           72,874           (2,595)        220,444
Property, plant and equipment, net                      147,010          35,357           35,252           (1,216)        216,403
Deferred charges and intangible assets, net              32,621          75,571            1,663               --         109,855
Assets held for sale                                      5,381              --            3,876               --           9,257
Prepaid pensions                                          3,964              --            1,148               --           5,112
Investments in subsidiaries                             254,750             302               --         (255,052)             --
-----------------------------------------------------------------------------------------------------------------------------------
Total assets                                           $518,711       $ 186,410        $ 114,813        $(258,863)       $561,071
-----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities
      Accounts payable                                 $ 17,644       $   3,333        $  14,116        $    (763)       $ 34,330
      Accrued liabilities                                 6,549           1,337            9,957             (642)         17,201
      Short-term borrowings                                  --           2,239              923           (2,239)            923
      Intercompany balances                              85,691         (94,498)           8,175              632              --
-----------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                               109,884         (87,589)          33,171           (3,012)         52,454
Deferred income taxes                                    11,070           6,144           (7,983)              --           9,231
Long-term debt                                          273,345              --            1,724               --         275,069
Postretirement benefit obligation                        10,691              --            4,999               --          15,690
Accrued environmental remediation                         1,822              --                8               --           1,830
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                       406,812         (81,445)          31,919           (3,012)        354,274
-----------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                    111,899         267,855           82,894         (255,851)        206,797
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity             $518,711       $ 186,410        $ 114,813        $(258,863)       $561,071
===================================================================================================================================

WOLVERINE TUBE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001

-----------------------------------------------------------------------------------------------------------------------------------
                                                                      Subsidiary      Non-Guarantor
                                                       Parent         Guarantors      Subsidiaries    Eliminations     Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
(In thousands)
ASSETS
Current assets
     Cash and equivalents                            $      --        $   7,397        $  22,739        $  (7,397)       $ 22,739
      Accounts receivable, net                              (6)          43,786           23,384               --          67,164
      Inventories                                       58,368           17,266           28,308             (582)        103,360
      Refundable income taxes                            2,823             (808)             395               --           2,410
     Prepaid expenses and other                          3,327            3,291              612               --           7,230
-----------------------------------------------------------------------------------------------------------------------------------
Total current assets                                    64,512           70,932           75,438           (7,979)        202,903
Property, plant and equipment, net                     148,041           36,018           35,659           (1,242)        218,476
Deferred charges and intangible assets, net             25,767           75,582            1,646               --         102,995
Assets held for sale                                     5,381               --            3,691               --           9,072
Prepaid pensions                                         4,866               --            1,115               --           5,981
Investments in Subsidiaries                            254,768              302               --         (255,070)             --
-----------------------------------------------------------------------------------------------------------------------------------
Total assets                                         $ 503,335        $ 182,834        $ 117,549        $(264,291)       $539,427
-----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES, REDEEMABLE PREFERRED STOCK  AND
    STOCKHOLDERS EQUITY
Current liabilities
      Accounts payable                               $  17,276        $   3,523        $  14,236        $    (898)       $ 34,137
      Accrued liabilities                               11,815              884           13,845             (855)         25,689
      Short-term borrowings                                 --               --            1,684               --           1,684
      Intercompany balances                             81,263          (92,866)          10,708              895              --
-----------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                              110,354          (88,459)          40,473             (858)         61,510
Deferred income taxes                                   11,070            6,144           (7,989)              --           9,225
Long-term debt                                         255,095               --               --           (7,397)        247,698
Postretirement benefit obligation                       10,809               --            4,911               --          15,720
Accrued environmental remediation                        1,854               --                8               --           1,862
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                      389,182          (82,315)          37,403           (8,255)        336,015
-----------------------------------------------------------------------------------------------------------------------------------
Redeemable preferred stock                               2,000               --               --               --           2,000
-----------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                   112,153          265,149           80,146         (256,036)        201,412
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities, redeemable preferred stock
    and stockholders' equity                         $ 503,335        $ 182,834        $ 117,549        $(264,291)       $539,427
===================================================================================================================================

WOLVERINE TUBE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2002

(Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                     Subsidiary     Non-Guarantor
                                                      Parent         Guarantors      Subsidiaries    Eliminations     Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
(In thousands)
OPERATING ACTIVITIES
Income (loss) from continuing operations            $  (3,940)       $   2,704        $   2,886        $      38        $   1,688
Depreciation and amortization                           2,797              822              560              (26)           4,153
Other non-cash items                                       91               --              (33)              --               58
Changes in operating assets and liabilities             4,896          (13,003)          (8,961)             (12)         (17,080)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) operating
activities                                              3,844           (9,477)          (5,548)              --          (11,181)

INVESTING ACTIVITIES
Additions to property, plant and equipment             (1,776)            (159)             (13)              --           (1,948)

FINANCING ACTIVITIES
Financing fees and expenses paid                       (6,843)              --               --               --           (6,843)
Net borrowings (payments) on revolving credit
    facilities                                       (100,301)           2,239             (748)           5,158          (93,652)
Net increase in note payable                               --               --            1,711               --            1,711
Proceeds from issuance of senior notes                118,546               --               --               --          118,546
Issuance of common stock                                   22               --               --               --               22
Redemption of preferred stock                          (1,000)              --               --               --           (1,000)
Dividends paid on preferred stock                         (58)              --               --               --              (58)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities              10,366            2,239              963            5,158           18,726
Effect of exchange rate on cash and
    equivalents                                            --               --             (115)              --             (115)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) continuing
    operations                                         12,434           (7,397)          (4,713)           5,158            5,482
Net cash provided by discontinued operations               --               --              139               --              139
-----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and
    equivalents                                        12,434           (7,397)          (4,574)           5,158            5,621
Cash and equivalents at beginning of period                --            7,397           22,739           (7,397)          22,739
===================================================================================================================================
Cash and equivalents at end of period               $  12,434        $      --        $  18,165        $  (2,239)       $  28,360
===================================================================================================================================

WOLVERINE TUBE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTH PERIOD ENDED APRIL 1, 2001

(Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                     Subsidiary     Non-Guarantor
                                                      Parent         Guarantors      Subsidiaries    Eliminations     Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
(In thousands)
OPERATING ACTIVITIES
Income from continuing operations                   $     444        $   3,263        $   3,268        $      --        $   6,975
Depreciation and amortization                           2,547            1,319              516                             4,382
Other non-cash items                                      662             (761)               7              (15)            (107)
Changes in operating assets and liabilities           (45,754)          39,116           (5,460)              15          (12,083)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) operating
activities                                            (42,101)          42,937           (1,669)              --             (833)

INVESTING ACTIVITIES
Additions to property, plant and equipment             (8,404)            (510)          (2,442)              --          (11,356)

Acquisition of business assets                         (1,409)              23              (75)              --           (1,461)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                 (9,813)            (487)          (2,517)              --          (12,817)

FINANCING ACTIVITIES
Net borrowings (payments) on revolving credit
    facilities                                         51,984          (48,653)              --           13,778           17,109
Net decrease in note payable                               --               --             (329)              --             (329)
Dividends paid on preferred stock                         (70)              --               --               --              (70)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) financing
    activities                                         51,914          (48,653)            (329)          13,778           16,710
Effect of exchange rate on cash and
    equivalents                                            --               --           (1,087)              --           (1,087)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) continuing
    operations                                             --           (6,203)          (5,602)          13,778            1,973
Net cash used for discontinued operations                  --               --           (2,575)              --           (2,575)
-----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and
    equivalents                                            --           (6,203)          (8,177)          13,778             (602)
Cash and equivalents at beginning of period                --            6,203           31,033          (13,778)          23,458
===================================================================================================================================
Cash and equivalents at end of period               $      --        $      --        $  22,856        $      --        $  22,856
===================================================================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED MARCH 31, 2002 COMPARED TO
THREE-MONTH PERIOD ENDED APRIL 1, 2001

Consolidated net sales from continuing operations decreased by $34.9 million, or 20.2%, to $137.5 million for the first quarter ended March 31, 2002 from $172.4 million for the quarter ended April 1, 2001. Pounds shipped decreased by
11.2 million pounds, or 12.9%, to 76.0 million in 2002 from 87.2 million in 2001. Sales decreased due to lower fabrication revenues, primarily related to lower volumes of technical tube and industrial tube, a decrease in average COMEX copper prices in 2002 as compared to 2001 and to a much lesser extent, modest price decreases in each reporting segment. The average COMEX copper price for the first quarter of 2002 was $0.72 per pound, as compared to $0.82 per pound in the first quarter of 2001.

Pounds of commercial products shipped decreased by 10.5 million pounds, or 16.9%, to 51.7 million in the first quarter of 2002 from 62.3 million in the first quarter of 2001. This decrease in shipments was primarily due to decreased shipments of technical tube and industrial tube and to a lesser extent, decreased shipments of fabricated products and alloy tube, all of which reflect the impact of a slow economy. Sales of commercial products decreased $30.3 million, or 22.2%, to $106.4 million in the first quarter of 2002 from $136.6 million in 2001. This decrease in sales was attributable to decreased fabrication revenues, primarily related to lower volumes of technical tube, industrial tube and fabricated products, a decrease in average COMEX copper prices in 2002 and to a much lesser extent, a change in mix of products and modest price decreases. Gross profit from commercial products decreased by $6.3 million, or 34.2%, to $12.2 million in the first quarter of 2002 from $18.5 million in 2001, primarily attributable to decreases in volumes and to a much lesser extent, an unfavorable mix of products and modest price decreases.

Pounds of wholesale products shipped increased by 1.3 million pounds, or 7.5%, to 18.5 million in the first quarter of 2002 from 17.2 million pounds in 2001. We believe that shipments were positively impacted by an increase in housing starts due to low mortgage rates and a mild winter. Sales of wholesale products decreased $1.5 million, or 6.3%, to $22.0 million in the first quarter of 2002 from $23.5 million in 2001, due to pricing volatility for this commodity product and lower average COMEX copper pricing in 2002. Gross profit from wholesale products decreased $0.7 million, or 30.1%, to $1.6 million in the first quarter of 2002 from $2.3 million in 2001, due to the decline in pricing and to an increase in the relative amount of our fixed costs attributed to this segment as sales volumes in other segments declined.

Pounds of rod, bar and other products shipped decreased by 2.0 million pounds, or 25.6%, to 5.8 million in the first quarter of 2002 from 7.8 million in 2001, primarily due to the negative impact of a slow economy on the heavy industrial applications of rod and bar products. Sales of rod, bar and other products decreased $3.1 million, or 25.5%, to $9.2 million in the first quarter of 2002 from $12.3 million in 2001, reflecting decreased fabrication revenues related to lower volumes and lower average COMEX copper pricing in 2002. Gross profit from rod, bar and other products decreased $0.4 million, or 44.0%, to $0.6 million in the first quarter of 2002 from $1.0 million in 2001, primarily related to a decline in volume of rod and bar products shipped.

Consolidated gross profit decreased $7.4 million or 34.2% to $14.3 million in the first quarter of 2002 from $21.8 million in 2001. Gross profit in 2002 decreased primarily due to lower shipments of technical tube, industrial tube and fabricated products and to a much lesser extent, unfavorable mix changes and price decreases. Our manufacturing costs per pound remained approximately the same for both the first quarter of 2002 and 2001.

Consolidated selling, general and administrative expenses for the first quarter of 2002 decreased by $0.2 million, or 1.9%, to $7.9 million, compared with $8.1 million in 2001, while remaining approximately five percent of sales for both the first quarter of 2002 and 2001. Excluding $0.6 million of amortization of goodwill in the first quarter of 2001, selling, general and administrative expenses in the first quarter of 2001 were $7.5 million. Selling, general and administrative expenses in the first quarter of 2002 include $0.5 million of charges for professional fees pertaining to the industry-wide competition related investigation.

Consolidated net interest expense was approximately $3.7 million for both the first quarter of 2002 and 2001. During the first quarter of 2002 there was an average of $97.3 million in outstanding borrowings under our revolving credit facilities as compared to an average of $93.3 million during 2001. The average interest rate under our revolving credit facilities was 4.9% in the first quarter of 2002 versus 6.5% in 2001. On March 27, 2002, we obtained new financing to replace our old revolving credit facility. We issued $120 million in principal amount of 10.5% Senior Notes and concurrently, we entered into a new secured revolving credit facility providing for up to a $37.5 million line of credit dependent on levels of and secured by our eligible accounts receivable and inventory and subject to a $2 million excess availability requirement. As a result of these new financing arrangements, we expect interest expense to increase to approximately $6.0 million per quarter beginning in the second quarter of 2002.

Amortization and other, net was $0.1 million of expense in the first quarter of 2002, as compared to $0.1 million of income in the first quarter of 2001. Amortization and other, net in 2002 included $0.1 million of foreign currency losses, as compared to $0.2 million of foreign currency gains in 2001. These foreign currency gains and losses are largely attributable to fluctuations in the Canadian to U.S. dollar exchange rate. Amortization and other, net in 2002 also included $0.2 million of income related to the administration and collection of receivables sold to us by our discontinued operations. Amortization expense was $0.2 million in the first quarter of 2002 as compared to $0.1 million in the first quarter of 2001.

The effective tax rate for continuing operations for the first quarter of 2002 was 35.4%, as compared to 30.3% in 2001. Absent a $0.4 million non-recurring tax benefit recorded by the Company for its Canadian operations in the first quarter of 2001, the effective tax rate for the first quarter of 2001 would have been approximately 34.2%. The increase in the effective tax rate in the first quarter of 2002 resulted from higher statutory tax rates in certain tax jurisdictions. In particular, the tax rate for our operations in China increased from 0% to 7.5% beginning January 1, 2002, reflecting our contractual tax holiday agreement with the Chinese government. Under this agreement, the tax rate will remain at 7.5% for the next three years, increasing in 2005 to a 15% maximum.

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of our liquidity for the first quarter ended March 31, 2002 were cash on hand at the beginning of the year, $118.5 million from the issuance of our 10.5% Senior Notes and $5.0 million of borrowings under our new revolving credit facility. We issued the Senior Notes and entered into the new revolving credit facility on March 27, 2002 to replace our old revolving credit facility. The primary uses of our funds for the first quarter of 2002 were $96.2 million to repay our old revolving credit facility, $6.8 million of financing fees related to the issuance of our Senior Notes and new revolving credit facility, $11.2 million for continuing operations, $1.9 million for investments in our property, plant and equipment and $1.0 million related to the mandatory redemption of our preferred stock.

The primary sources of our liquidity for the first quarter ended April 1, 2001 were cash on hand at the beginning of the year and borrowings under our revolving credit facility. The primary uses of our funds for the first quarter of 2001 were for investments in our property, plant and equipment and Wolverine Ratcliffs, Inc., discontinued in the fourth quarter of 2001.

Net cash used by continuing operating activities was $11.2 million for the first quarter of 2002 and $0.8 million for the first quarter of 2001. We participate in a seasonal business which typically produces greater sales in the first and second quarters compared to the second half of the year, and thus we tend to use cash in the first part of the year and generate cash in the latter part of the year. The net reduction in operating cash flows in the first quarter of 2002 was primarily the result of less income in 2002, $7.3 million of income tax refunds received in 2001 and a reduction in accounts payable in 2002 relative to 2001. As a result of the slow economy, we experienced less favorable terms for accounts payable in 2002, principally from our metal vendors.

On March 27, 2002 we issued $120 million in principal amount of 10.5% Senior Notes that will mature in 2009. The 10.5% Senior Notes were issued pursuant to an Indenture, dated as of March 27, 2002, between us and First Union National Bank, as Trustee. The 10.5% Senior Notes (i) have interest payment dates of April 1 and October 1 of each year, (ii) are redeemable after the dates and at the prices (expressed in percentages of principal amount on the redemption date), as set forth below:

         Year                                                Percentage
         ----                                                ----------
         April 1, 2006                                        105.250%
         April 1, 2007                                        102.625%
         April 1, 2008 and thereafter                         100.000%

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

As of March 31, 2002, we had approximately $9.1 million in outstanding borrowings and off-balance sheet obligations under the new revolving credit facility and approximately $28.4 million (subject to a $2 million excess availability requirement) in additional borrowing availability thereunder. With our new financing in place and with anticipated cash flow from our continuing operations, we believe that we will be able to satisfy our existing working capital needs, interest obligations and capital expenditure requirements.

Capital expenditures for continuing operations were $1.9 million in the first quarter of 2002 as compared to $11.4 million in the first quarter of 2001, primarily due to decreased spending under our capital improvement program, Project 21. We currently expect to spend approximately $15 to $17 million for capital items in 2002. Our capital expenditures include asset replacement, environmental compliance and asset improvement items.

The ratio of current assets to current liabilities was 4.2 at March 31, 2002 and 3.3 at April 1, 2001.

ENVIRONMENTAL

Our facilities and operations are subject to extensive environmental laws and regulations. During the three months ended March 31, 2002, we spent approximately $0.1 million on environmental matters, which included remediation costs, monitoring costs, and legal and other costs. We have a reserve of $1.8 million for environmental remediation costs which is reflected in our Condensed Consolidated Balance Sheet. Based on currently available information, we believe that the costs of the environmental matters described below are not reasonably likely to have a material adverse effect on our business, financial condition or results of operations.

Oklahoma City, Oklahoma

We are one of a number of Potentially Responsible Parties, commonly referred to as PRPs, named by the United States Environmental Protection Agency, commonly referred to as the EPA, with respect to the soil and groundwater contamination at the Double Eagle Refinery Superfund site in Oklahoma City, Oklahoma. The costs associated with the cleanup of this site will be entirely borne by the PRPs, because the site owner has filed for bankruptcy protection. In March 1993, twenty-three PRPs named with respect to the soil and groundwater contamination of the site, including us, submitted a settlement offer to the EPA. On June 15, 2001, we received a final proposed Administrative Order on Consent from the EPA. On July 30, 2001, we agreed to this order with the EPA and submitted the required documentation. The order provides for each PRP's liability to be limited to a pro rata share of an aggregate amount based on the EPA's worst-case cost scenario to remediate the site. On April 30, 2002 we were notified that the EPA had concluded the matter and we will pay a $0.4 million settlement on or before June 15, 2002, completely satisfying our obligations with regard to this matter.

Decatur, Alabama

In 1999, we negotiated a new Consent Order under Section 3008(h) of the Resource Conservation and Recovery Act. This order incorporated the Corrective Measures Study, commonly referred to as the CMS, submitted to the EPA regarding a waste burial site at the Decatur, Alabama facility. The order also included an upgrade to an existing chrome ground water remediation system. The CMS proposed current monitoring and site maintenance. Part of the ground water contamination plume is underneath a section of property not owned by us. There are monitoring wells and recovery wells on this property. However, these wells have not been activated because the level of contamination currently is below regulated levels. To date, we have not received or been threatened by any claim from the owner of this property. If the owner of this property does make a claim, we could incur additional costs.

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

In July of 2000, we notified the Alabama Department of Environmental Management that we detected low levels of volatile organic compounds and petroleum hydrocarbons in the ground water at the Decatur, Alabama facility during the expansion of the facility. On June 13, 2001, we received a letter from the department stating that a preliminary assessment would not be conducted until 2002. We expect to further define the extent of any contamination and execute any necessary remedies in conjunction with the department's forthcoming assessment. We may voluntarily institute a pump and treat system in order to begin remediation of the contamination.

The estimated remaining investigative, monitoring, remedial, legal and other costs related to the environmental matters of our Decatur, Alabama facility are $0.8 million.

Ardmore, Tennessee

On December 28, 1995, we entered into a Consent Order and Agreement with the Tennessee Division of Superfund, or Tennessee Division, relating to the Ardmore, Tennessee facility, under which we agreed to conduct a preliminary investigation on whether volatile organic compounds detected in and near the municipal drinking water supply are related to the Ardmore facility and, if necessary, to undertake an appropriate response. That investigation has revealed contamination, including elevated concentrations of volatile organic compounds, in the soil in areas of the Ardmore facility and also has revealed elevated levels of certain volatile organic compounds in the shallow residuum ground water zone at the Ardmore facility.

Under the terms of the order, we submitted a Remedial Investigation and Feasibility Study work plan, which was accepted by the Tennessee Division, and we have initiated this work plan. The Tennessee Division approved the Groundwater Assessment Plan as a supplement to the work plan, and additional groundwater sampling to determine the lateral and vertical extent of possible contamination began in July 2000. The data from the ground water assessment, the subsequent risk assessment and a preliminary review of remedial alternatives will complete the work plan portion of the project. It is anticipated that the work plan will be submitted to the Tennessee Division by the end of the second quarter of 2002. A CMS will follow the work plan and will recommend any required remediation. On June 13, 2001, we purchased 22 acres immediately north of the Ardmore facility because of the potential migration of ground water contamination to this property. We believe that owning the property will reduce both potential liability and long-term remediation costs. We are proposing to the Tennessee Division that an interim corrective measure be implemented at the facility. The interim measure will consist of a system to extract water and vapors from the areas of highest concentration. The system can be expanded to conduct additional remediation if required. Based on recent testing efforts at the facility and the available information, we preliminarily estimate that it will cost between $0.5 million and $1.6 million to complete the investigation and develop the remediation plans for this site.

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

Greenville, Mississippi

Following our acquisition of the Greenville, Mississippi facility, a preliminary investigation disclosed certain volatile organic compounds in soil and ground water at the site. We entered into a consent agreement with the Mississippi Department of Environmental Quality on July 15, 1997. We began remediation efforts in the third quarter of 1997 and expected these efforts to last approximately three years. We recently submitted a report of remediation activities and were granted approval by the Mississippi department to cease active remediation and begin post-closure monitoring. However, there can be no assurance that the department will allow us to permanently discontinue remediation efforts, and operations, maintenance and other expenses of the remediation system may continue for a longer period of time. Through October 3, 1998, applicable costs of testing and remediation required at the Greenville facility had been shared with the former owners of the facility pursuant to the terms of an escrow agreement established at the time the facility was acquired. Subsequent to October 3, 1998, we released the former owners of the facility from liability related to the remediation of the Greenville facility after receiving a $145,000 settlement payment. We estimate the remaining investigative and remedial costs could total $0.1 million under the remediation plan we adopted, but these costs could increase if additional remediation is required.

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

Altoona, Pennsylvania

We have entered our Altoona, Pennsylvania facility into the State of Pennsylvania Department of Environmental Protection Act II Program. The program addresses contamination issues related to closed hazardous waste lagoons and oil contamination of soil at this facility. The hazardous waste lagoons were closed in 1982. The program is a voluntary site remediation program, which allows us to direct the site evaluation and any eventual remediation. Preliminary costs are estimated at $0.2 million to complete the investigation phase of the program. Once the investigation phase is completed, a decision on remediation, if any, will be made. Insufficient information exists at this point to estimate any remediation costs or if remediation will be required. It is our position that the previous owner indemnified us for any liability in the matter. We are pursuing this indemnification with Millennium Chemicals, formerly National Distillers, and, therefore, no liability has been recorded as of March 31, 2002.

In 1998, we entered into a consent agreement with the municipality with regard to its wastewater discharge limits. We anticipate that we will be able to resolve the violation of the wastewater discharge limits through the use of wastewater discharge credits from the municipality. However, if this method is unsuccessful, we may have to install equipment that is estimated to cost approximately $0.1 million.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain of the statements and subject areas contained herein in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are made pursuant to the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements include statements regarding our goals, beliefs, plans or current expectations, taking into account the information currently available to our management. Forward-looking statements include all statements that do not relate solely to current or historical fact. For example, when we use such words as "anticipate," "intend," "expect," "believe," "plan," "may," "should", "would" or other words that convey uncertainty of future events or outcome, we are making forward looking statements. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future- including statements relating to operating performance, restructuring strategies, property, plant and equipment expenditures and sources and uses of cash-are forward-looking statements. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those stated or implied by such forward-looking statements. We undertake no obligation to publicly release any revision of any forward-looking statements contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

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

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including changes in interest rates, commodity prices and foreign currency rates. Market risk is the potential loss arising from adverse changes in market rates and prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes. In the ordinary course of business, we enter into various types of transactions involving financial instruments to manage and reduce the impact of changes in commodity prices and foreign exchange rates.

Interest Rate Risk

The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our total long-term fixed interest rate debt as of March 31, 2002 was $249 million, versus a carrying value of $268 million. A 1% increase from prevailing interest rates would result in a decrease in fair value of this debt by approximately $12 million as of March 31, 2002. Conversely, interest rate changes generally do not affect the fair market value of variable rate debt but will impact future earnings and cash flows assuming all other factors are held constant. The annual pretax earnings and cash flow impact resulting from a 1% increase in interest rates based on the amount of outstanding variable interest rate debt and the interest rates in effect as of March 31, 2002 would be approximately $0.1 million.

Commodity Price Risk

In connection with the sale of some raw materials, principally copper, we have entered into commodity forward contracts as we deemed appropriate to reduce the risk of price increases with respect to both firm price sale commitments and anticipated sales. These forward contracts are accounted for in accordance with SFAS No. 133 (subsequently amended by SFAS No. 137 and 138) Accounting For Derivative Instruments and Hedging Activities. As of March 31, 2002, we had entered into contracts hedging the raw material requirements for committed and anticipated future sales through December 2003 having a notional value of $37.0 million. The estimated fair value of these outstanding contracts was approximately $2.1 million as of March 31, 2002. A 10% adverse change in commodity prices would decrease the estimated fair value of these outstanding contracts by $3.9 million at March 31, 2002.

In connection with the purchase of natural gas, we have entered into commodity futures contracts for natural gas to reduce our risk of future price increases. These contracts are accounted for in accordance with SFAS No. 133 and accordingly, realized gains and losses are recognized when the hedged natural gas purchases occur and are recognized in cost of goods sold. Unrealized gains and losses are recognized as a component of other comprehensive income. As of March 31, 2002, we had commodity futures contracts to purchase natural gas for the period May 2002 through December 2002 with a carrying amount of $1.3 million and an unrealized gain of $0.3 million, based on futures prices as of March 31, 2002. The effect of a 10% adverse change in commodity prices as of March 31, 2002 for these futures contracts would result in a potential loss in fair value of approximately $0.2 million.

Foreign Currency Risk

Some of our operations use foreign exchange forwards to hedge fixed purchase and sales commitments denominated in a foreign currency. Our foreign currency exposures relate primarily to nonfunctional currency assets and liabilities denominated in euros and British pounds. We do not enter into forward exchange contracts for trading purposes. Realized gains and losses on the contracts are included in other income and expense. As of March 31, 2002, we had forward exchange contracts outstanding to purchase foreign currency with a notional amount of $1.0 million and to sell foreign currency with a notional amount of $0.8 million. As of March 31, 2002, we had an unrealized gain of $8,800 associated with these forward contracts. The potential loss in fair value for these forward contracts from a hypothetical 10.0% adverse change in quoted foreign currency exchange rates would be approximately $0.2 million.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There were no material legal proceeding developments during the three-month period ended March 31, 2002.

ITEM 2.  CHANGE TO SECURITIES AND USE OF PROCEEDS

         On March 1, 2002, the Company redeemed all 20,000 shares of its Cumulative Compounding Redeemable Preferred Stock, par value $1.00 per share (the "Preferred Stock"), held solely by Kerr Worthy Holdings Inc. The Company paid $1.0 million of the redemption price with 116,100 shares of its common stock. The common stock was not registered under the Securities Act of 1933 and was exchanged with the holder of the Preferred Stock under the exemption set forth in Section 3(a)(9) of the Securities Act of 1933. No commission or other remuneration was paid or given for soliciting such exchange.

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

                  A current report on Form 8-K was filed on March 1, 2002 related to the discontinuation of the operations of Wolverine Ratcliffs, Inc., the change in accounting method for inventory and our estimated operating results for the fourth quarter of 2001.

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

                  A current report on Form 8-K was filed on April 18, 2002 related to the Company's closing on a private offering of $120 million principal amount of 10 1/2% Senior Notes due 2009.

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

Dated: May 15, 2002