Form 10-Q
period 2002-06-30
WOLVERINE TUBE INC
filed 2002-08-14
CIK 821407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

         (Mark One)

                        Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002

OR

                        Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from                 to               .

Commission file number 1-12164

WOLVERINE TUBE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	63-0970812 (IRS Employer Identification No.)

200 Clinton Avenue West, Suite 1000 Huntsville, Alabama (Address of Principal Executive Offices)	35801 (Zip Code)

(256) 353-1310
(Registrant’s Telephone Number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES     NO

Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date:

Class	Outstanding as of August 1, 2002

Common Stock, $0.01 Par Value	12,251,519 Shares

ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
Supplemental Benefit Restoration Plan
Supplemental Executive Retirement Plan
2002 Change in Control
2002 Change in Control
2002 Change in Control
2002 Change in Control
Section 906 Certification of the CEO
Section 906 Certification of the CFO

FORM 10-Q

QUARTERLY REPORT

		Page No.
	PART I

Item 1.	Financial Statements

	Condensed Consolidated Statements of Income (Unaudited)— Three-Month and Six-Month Periods Ended June 30, 2002 and July 1, 2001	1

	Condensed Consolidated Balance Sheets June 30, 2002 and December 31, 2001	2

	Condensed Consolidated Statements of Cash Flows (Unaudited)— Six-Month Periods Ended June 30, 2002 and July 1, 2001	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

	PART II

Item 1.	Legal Proceedings	30

Item 4.	Submission of Matters to a Vote of Security Holders	30

Item 6.	Exhibits and Reports on Form 8-K	30

ITEM 1. FINANCIAL STATEMENTS

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three-month period ended:		Six-month period ended:

		July 1, 2001		July 1, 2001
	June 30, 2002	(Restated)	June 30, 2002	(Restated)

(In thousands except per share amounts)

Net sales	$152,547	$161,517	$290,090	$333,954

Cost of goods sold	133,335	145,725	256,555	296,396

Gross profit	19,212	15,792	33,535	37,558

Selling, general and administrative expenses	8,250	8,261	16,154	16,320

Operating income from continuing operations	10,962	7,531	17,381	21,238

Other expenses:

Interest expense, net	5,571	3,114	9,301	6,888

Amortization and other, net	524	186	602	107

Income from continuing operations before tax	4,867	4,231	7,478	14,243

Income tax provision	1,381	1,149	2,304	4,186

Income from continuing operations	3,486	3,082	5,174	10,057

Loss from discontinued operations, net of tax of $0 and $2.3 for the three-month period and $0 and 2.6 million for the six-month period of 2002 and 2001, respectively	—	(3,643)	—	(4,491)

Net income (loss)	3,486	(561)	5,174	5,566

Less preferred stock dividends	—	(70)	(58)	(140)

Net income (loss) applicable to common shares	$3,486	$(631)	$5,116	$5,426

Earnings per common share –basic:

Income from continuing operations	$0.28	$0.25	$0.42	$0.82

Loss from discontinued operations	—	(0.30)	—	(0.37)

Net income (loss) per common share—basic	$0.28	$(0.05)	$0.42	$0.45

Basic weighted average number of common shares	12,251	12,073	12,200	12,063

Earnings per common share –diluted:

Income from continuing operations	$0.28	$0.24	$0.41	$0.80

Loss from discontinued operations	—	(0.29)	—	(0.36)

Net income (loss) per common share—diluted	$0.28	$(0.05)	$0.41	$0.44

Diluted weighted average number of common and common equivalent shares	12,369	12,405	12,328	12,311

         See Notes to Condensed Consolidated Financial Statements.

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2002	2001

(In thousands except share and per share amounts)	(Unaudited)	(Note)

Assets

Current assets

Cash and equivalents	$45,437	$22,739

Accounts receivable, net	90,952	67,164

Inventories	82,276	103,360

Refundable income taxes	2,093	2,410

Prepaid expenses and other	10,258	7,230

Total current assets	231,016	202,903

Property, plant and equipment, net	214,813	218,476

Deferred charges, net	11,114	3,125

Goodwill, net	100,027	99,870

Assets held for sale	9,503	9,072

Prepaid pensions	4,242	5,981

Total assets	$570,715	$539,427

Liabilities, Redeemable Preferred Stock and Stockholders’ Equity

Current liabilities

Accounts payable	$39,000	$34,137

Accrued liabilities	20,261	25,689

Short-term borrowings	895	1,684

Total current liabilities	60,156	61,510

Deferred income taxes	8,837	9,225

Long-term debt	270,227	247,698

Postretirement benefit obligation	15,776	15,720

Accrued environmental remediation	1,415	1,862

Total liabilities	356,411	336,015

Redeemable preferred stock, par value $1 per share; 500,000 shares authorized; 20,000 issued and outstanding at December 31, 2001	—	2,000

Stockholders’ equity

Common stock, par value $0.01 per share; 40,000,000 shares authorized; 14,315,319 and 14,276,831 shares issued as of June 30, 2002 and December 31, 2001, respectively	143	143

Additional paid-in capital	102,813	103,759

Retained earnings	164,161	159,045

Unearned compensation	(53)	(165)

Accumulated other comprehensive loss	(15,385)	(21,898)

Treasury stock, at cost; 2,063,800 and 2,179,900 shares as of June 30, 2002 and December 31, 2001, respectively	(37,375)	(39,472)

Total stockholders’ equity	214,304	201,412

Total liabilities, redeemable preferred stock and stockholders’ equity	$570,715	$539,427

Note:	The Balance Sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. See Notes to Condensed Consolidated Financial Statements

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six-month period ended:

	June 30, 2002	July 1, 2001

(In thousands)		(Restated)

Operating Activities

Income from continuing operations	$5,174	$10,057

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:

Depreciation and amortization	8,725	8,946

Deferred income taxes	89	(2,492)

Other non-cash items	115	372

Changes in operating assets and liabilities:

Accounts receivable, net	(22,655)	(7,877)

Inventories	11,938	2,379

Refundable income taxes	802	9,392

Prepaid expenses and other	310	(524)

Accounts payable	7,641	(1,520)

Accrued liabilities including pension, postretirement benefit and environmental	(610)	(921)

Net cash provided by operating activities	11,529	17,812

Investing Activities

Additions to property, plant and equipment	(3,280)	(17,531)

Acquisition of business assets	—	(1,588)

Net cash used for investing activities	(3,280)	(19,119)

Financing Activities

Financing fees and expenses paid	(8,398)	—

Net borrowings (payments) on revolving credit facilities	(98,696)	11,527

Net increase (decrease) in note payable	1,822	(333)

Proceeds from issuance of senior notes	118,546	—

Issuance of common stock	69	113

Redemption of preferred stock	(1,000)	—

Dividends paid on preferred stock	(58)	(140)

Net cash provided by financing activities	12,285	11,167

Effect of exchange rate on cash and equivalents	740	(426)

Net cash provided by continuing operations	21,274	9,434

Net cash provided by (used for) discontinued operations	1,424	(6,778)

Net increase in cash and equivalents	22,698	2,656

Cash and equivalents at beginning of period	22,739	23,458

Cash and equivalents at end of period	$45,437	$26,114

         See Notes to Condensed Consolidated Financial Statements.

Wolverine Tube, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2002
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Wolverine Tube, Inc. (the “Company”) and its majority-owned subsidiaries after elimination of significant intercompany accounts and transactions. References to the “Company”, “we” or “us” refer to Wolverine Tube, Inc. and its consolidated subsidiaries, unless the context otherwise requires. The accompanying condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying condensed consolidated financial statements (and all information in this report) have not been examined by independent auditors; but, in the opinion of management, all adjustments, which consist of normal recurring accruals necessary for a fair presentation of the results for the periods, have been made. The results of operations for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2001.

We use our internal operational reporting cycle for quarterly financial reporting.

NOTE 2. CONTINGENCIES

We are subject to extensive environmental regulations imposed by federal, state, provincial and local authorities in the United States, Canada, China and Portugal with respect to emissions to air, discharges to waterways, and the generation, handling, storage, transportation, treatment and disposal of waste materials, and we have received various communications from regulatory authorities concerning environmental matters. We have accrued estimated environmental remediation costs of $1.4 million at June 30, 2002, consisting primarily of $0.9 million for the Decatur, Alabama facility; $0.1 million for the Greenville, Mississippi facility and $0.4 million for the Ardmore, Tennessee facility.

NOTE 3. INVENTORIES

Inventories are as follows:

	June 30, 2002	December 31, 2001

(In thousands)

Finished products	$16,967	$22,565

Work-in-process	16,122	20,850

Raw materials and supplies	49,187	59,945

Totals	$82,276	$103,360

During the year ended December 31, 2001, we changed our method of accounting for inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method for portions of our finished products, work-in-process and raw materials inventories. We applied this change in method of inventory costing retroactively by restating the prior years’ financial statements. The effect of the change in method on previously reported operating results for the three-months and six-months ended July 1, 2001 was to decrease net income by ($4.0) million ($0.33 loss per diluted share) and ($4.2) million ($0.35 loss per diluted share), respectively.

NOTE 4. GOODWILL

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 eliminates amortization of goodwill and requires an impairment-only model for recording the value of goodwill. SFAS No. 142 presumes that goodwill has an indefinite useful life and thus should not be amortized, but rather tested at least annually for impairment using a lower of cost or fair value approach.

On January 1, 2002, we adopted SFAS No. 142. Accordingly, we ceased amortization of all previously recorded goodwill as of that date. A transitional impairment test of all goodwill was required within six months of adopting SFAS No. 142. We completed the transitional impairment test of goodwill (as of January 1, 2002) required by the new rules during the second quarter of 2002. Based on the results of these tests, the fair value of the tested business units exceeded the carrying value of those business units and thus no transitional impairment charge was recorded. At June 30, 2002, we had $100.0 million of goodwill, net of $18.6 million of accumulated amortization. The increase in goodwill during 2002 results from the translation of the goodwill of our distribution center in The Netherlands whose functional currency is the euro.

Income from continuing operations for the three and six-month periods of 2001, adjusted to exclude amortization expense recognized related to goodwill would have been $3.7 million, or $0.30 per diluted share and $11.4 million, or $0.91 per diluted share, respectively. Including the loss from discontinued operations, net income for the three and six-month periods of 2001 adjusted to exclude amortization expense related to goodwill would have been $0.1 million, or $0.01 per diluted share and $7.0 million, or $0.56 per diluted share, respectively. Adoption of SFAS No. 142 is expected to increase our net income in 2002 by approximately $2.7 million net of tax or $0.22 per share due to the elimination of amortization of goodwill.

NOTE 5. INTEREST EXPENSE, NET

Interest expense is net of interest income and capitalized interest of $0.3 million and $0.1 million for the three-month period ended June 30, 2002, and $0.2 million and $0.4 million for the three-month period ended July 1, 2001. Interest expense is net of interest income and capitalized interest of $0.3 million and $0.1 million for the six-month period ended June 30, 2002, and $0.5 million and $0.7 million for the six-month period ended July 1, 2001.

NOTE 6. DEBT

Long-term debt consists of the following:

	June 30, 2002	December 31, 2001

(In thousands)

Revolving Credit facility, interest averaged 5.5% in 2001, due April 2002 (refinanced on March 27, 2002 from proceeds of $120 million 10.5% Senior Notes)	$—	$97,906

Senior Notes, 10.5%, due April 2009	120,000	—

Discount on 10.5% Senior Notes, original issue discount amortized over 7 years	(1,402)	—

Senior Notes, 7.375%, due August 2008	150,000	150,000

Discount on 7.375% Senior Notes, original issue discount amortized over 10 years	(193)	(208)

Netherlands facility, 5.1% in 2001, due on demand	882	1,671

Other foreign facilities	1,835	13

	271,122	249,382

Less short-term borrowings	(895)	(1,684)

Totals	$270,227	$247,698

On March 27, 2002 we entered into two new financing agreements to replace our existing revolving credit facility which was scheduled to mature on April 30, 2002. We issued $120 million in principal amount of 10.5% Senior Notes that will mature in 2009. We sold these notes for 98.8% of their face amount and recorded a discount of $1.5 million, which we are amortizing over the seven-year term of the Senior Notes. The 10.5% Senior Notes were issued pursuant to an Indenture, dated as of March 27, 2002, between us and First Union National Bank, as Trustee. The 10.5% Senior Notes (i) have interest payment dates of April 1 and October 1 of each year, (ii) are redeemable after the dates and at the prices (expressed in percentages of principal amount on the redemption date), as set forth below:

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

As of June 30, 2002, we had no outstanding obligations under our secured revolving credit facility. We had approximately $4.7 million of standby letters of credit outstanding that are collateralized with the secured revolving credit facility and approximately $32.8 million (subject to a $2 million excess availability requirement) in additional borrowing availability thereunder.

NOTE 7. COMPREHENSIVE INCOME

Comprehensive income is as follows:

	Three-month period ended:		Six-month period ended:

	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001

(In thousands)

Net income (loss)	$3,486	$(561)	$5,174	$5,566

Translation adjustment for financial statements denominated in a foreign currency	3,782	3,689	3,660	(1,238)

Unrealized gain (loss) on cash flow hedges, net of tax	57	(372)	2,853	(1,718)

Comprehensive income	$7,325	$2,756	$11,687	$2,610

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

Summarized financial information concerning our reportable segments is shown in the following table:

			Rod, Bar
	Commercial	Wholesale	& Other	Consolidated

(In thousands)

Three-month period ended June 30, 2002

Net sales	$118,868	$24,883	$8,796	$152,547

Gross profit	17,317	1,355	540	19,212

Three-month period ended July 1, 2001

Net sales	$124,508	$25,776	$11,233	$161,517

Gross profit	12,667	2,022	1,103	15,792

Six-month period ended June 30, 2002

Net sales	$225,221	$46,887	$17,982	$290,090

Gross profit	29,491	2,945	1,099	33,535

Six-month period ended July 1, 2001

Net sales	$261,126	$49,271	$23,557	$333,954

Gross profit	31,159	4,297	2,102	37,558

The financial information for the periods ended July 1, 2001 concerning our reportable segments has been restated to reflect the change in method of accounting for inventories (Note 3) and the reclassification of Wolverine Ratcliffs, Inc. as discontinued operations (Note 10).

NOTE 9. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three-month period ended:		Six-month period ended:

	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001

(In thousands, except per share data)

Income from continuing operations	$3,486	$3,082	$5,174	$10,057

Loss from discontinued operations, net of tax	—	(3,643)	—	(4,491)

Net income (loss)	3,486	(561)	5,174	5,566

Dividends on preferred stock	—	(70)	(58)	(140)

Net income (loss) applicable to common shares	$3,486	$(631)	$5,116	$5,426

Basic weighted average common shares	12,251	12,073	12,200	12,063

Stock options	118	332	128	248

Diluted weighted average common and common equivalent shares	12,369	12,405	12,328	12,311

Earnings per common share – basic:

Income from continuing operations	$0.28	$0.25	$0.42	$0.82

Loss from discontinued operations	—	(0.30)	—	(0.37)

Net income (loss) per common share – basic	$0.28	$(0.05)	$0.42	$0.45

Earnings per common share – diluted:

Income from continuing operations	$0.28	$0.24	$0.41	$0.80

Loss from discontinued operations	—	(0.29)	—	(0.36)

Net income (loss) per common share – diluted	$0.28	$(0.05)	$0.41	$0.44

The financial information for the periods ended July 1, 2001 has been restated to reflect the change in method of accounting for inventories (Note 3) and the reclassification of Wolverine Ratcliffs, Inc. as discontinued operations (Note 10).

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

In addition to the shares granted in conjunction with the option exchange offer, to date in 2002, we have granted 206,063 stock options to our employees and management under our 1993 Equity Incentive Plan with an average exercise price of $8.62 per share and 67,086 stock options to our outside directors under the 1993 Stock Option Plan for Outside Directors with an average exercise price of $8.85 per share.

NOTE 10. DISCONTINUED OPERATIONS

During the year ended December 31, 2001, we decided to discontinue the operations of Wolverine Ratcliffs, Inc. (“WRI”), which were previously included in the rod, bar and other products reportable segment. As of December 31, 2001, we held a 74.5% ownership interest in this business. We have subsequently acquired the remaining 25.5% interest in WRI and in July 2002, we merged WRI into Wolverine Tube (Canada), Inc. to facilitate the liquidation of the business. Accordingly, the operating results of WRI have been restated and reported in discontinued operations in the consolidated financial statements. In the fourth quarter of 2001, we recorded a $31.5 million ($23.9 million after tax) estimated loss on the disposal of the WRI operations, which included a $2.5 million ($1.6 million after tax) provision for estimated losses during the expected phase-out period of June 30, 2002. We engaged a financial advisor to pursue opportunities to dispose of the business but we have not been able to dispose of the business as a going concern and thus have commenced liquidation of the business with a targeted completion date of no later than December 31, 2002. As of June 30, 2002, all manufacturing operations of WRI have stopped and its inventory has been substantially liquidated. Based on our best estimates of the most likely outcome, considering, among other things, our knowledge of valuations of strip production assets, we continue to estimate a $31.5 million ($23.9 million after tax) loss on the disposal of the business, to include a $2.5 million ($1.6 million after tax) provision for net estimated losses during the extended phase-out period of December 31, 2002. We have realized approximately $7 million of pretax proceeds from the realization or sale of the assets of the business, net of our cash payments to settle the liabilities of the discontinued operations during the six months ended June 30, 2002. To the extent actual results should differ from our estimate, the difference will be reported in discontinued operations in future periods.

Operating results of the discontinued WRI operations are as follows:

	Three month period ended:		Six month period ended:

	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001

(In thousands)

Net sales	$3,925	$13,434	$12,051	$30,546

Loss before income tax benefit	$(828)	$(5,957)	$(2,953)	$(7,125)

Income tax benefit	186	2,314	851	2,634

Net loss	$(642)	$(3,643)	$(2,102)	$(4,491)

Assets and liabilities of the discontinued WRI operations have been reflected in the consolidated balance sheets as current or non-current based on the original classification of these accounts, net of any necessary valuation allowances, except that property, plant and equipment to be disposed of $4.1 million, net of a necessary valuation allowance, have been included in “assets held for sale”. Although we believe we have appropriately reduced the carrying value of the assets to their estimated recoverable amounts, net of disposal costs where appropriate, actual results could be different and the difference will be reported in discontinued operations in future periods.

Net assets of the discontinued WRI operations are as follows:

	June 30, 2002	December 31, 2001

(In thousands)

Cash and equivalents	$6,406	$2,165

Other current assets	2,605	17,203

Assets held for sale	4,122	3,691

Deferred income taxes	13,001	11,935

Other assets	140	192

Current liabilities	(6,926)	(12,626)

Other liabilities	(96)	(75)

Net assets of discontinued operations	$19,252	$22,485

NOTE 11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed consolidating financial information for: (a) Wolverine Tube, Inc. (the “Parent”) on a stand-alone basis; (b) on a combined basis, the guarantors of the 10.5% Senior Notes (“Subsidiary Guarantors”), which include TF Investor, Inc.; Tube Forming, L.P.; Wolverine Finance Company; Wolverine China Investments, LLC; STPC Holding, Inc.; Small Tube Manufacturing Corporation; Wolverine Joining Technologies, Inc.; and Tube Forming Holdings, Inc.; and (c) on a combined basis, the Non-Guarantor Subsidiaries, which include Wolverine Tube (Canada) Inc.; 1263143 Ontario, Inc.; 1158909 Ontario, Inc.; 1105836 Ontario, Inc.; Wolverine Tube (Shanghai) Co., Limited; Wolverine European Holdings BV; Wolverine Scholte-Metalen BV; Wolverine Tube, BV; Wolverine Tubagem (Portugal), Lda; Wolverine Joining Technologies Canada, Inc.; Wolverine Ratcliffs, Inc.; Ratcliffs Copper and Brass Sales, Ltd.; Wolverine Europe; Wolverine Asia, Limited; Wolverine Tube International, Ltd.; Small Tube Europe NV; and Small Tube Poland, Inc. Each of the Subsidiary Guarantors is wholly-owned by Wolverine Tube, Inc. The guarantees issued by each of the Subsidiary Guarantors are full, unconditional, joint and several. Accordingly, separate financial statements of the wholly-owned Subsidiary Guarantors are not presented because the Subsidiary Guarantors are jointly, severally and unconditionally liable under the guarantees, and we believe separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors. Furthermore, there are no significant legal restrictions on the Parent’s ability to obtain funds from its subsidiaries by dividend or loan.

The parent is comprised of Alabama, Oklahoma, Tennessee, and Mississippi manufacturing operations and certain corporate management, sales and marketing, information services and finance functions.

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
For the Three Months Ended June 30, 2002
(Unaudited)

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)

Net sales	$81,459	$33,746	$47,554	$(10,212)	$152,547

Cost of goods sold	72,614	28,995	41,938	(10,212)	133,335

Gross profit	8,845	4,751	5,616	—	19,212

Selling, general and administrative expenses	6,700	737	813	—	8,250

Operating income	2,145	4,014	4,803	—	10,962

Other (income) expenses:

Interest expense, net	5,738	(6)	(161)	—	5,571

Amortization and other, net	996	(1,215)	743	—	524

Income (loss) from continuing operations before income taxes	(4,589)	5,235	4,221	—	4,867

Income tax provision (benefit)	(1,757)	2,007	1,131	—	1,381

Income (loss) from continuing operations	(2,832)	3,228	3,090	—	3,486

Income (loss) from discontinued operations, net of tax	—	(729)	729	—	—

Equity in earnings of subsidiaries	6,318	—	—	(6,318)	—

Net income	$3,486	$2,499	$3,819	$(6,318)	$3,486

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
For the Three Months Ended July 1, 2001
(Unaudited)

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)

Net sales	$85,095	$34,898	$48,511	$(6,987)	$161,517

Cost of goods sold	79,628	30,441	42,643	(6,987)	145,725

Gross profit	5,467	4,457	5,868	—	15,792

Selling, general and administrative expenses	6,144	1,265	852	—	8,261

Operating income (loss) from continuing operations	(677)	3,192	5,016	—	7,531

Other (income) expenses:

Interest expense, net	3,838	(57)	(667)	—	3,114

Amortization and other, net	488	(202)	(100)	—	186

Income (loss) from continuing operations before income taxes	(5,003)	3,451	5,783	—	4,231

Income tax provision (benefit)	(1,838)	1,397	1,590	—	1,149

Income (loss) from continuing operations	(3,165)	2,054	4,193	—	3,082

Income (loss) from discontinued operations, net of tax	—	—	(3,643)	—	(3,643)

Equity in earnings of subsidiaries	2,604	—	—	(2,604)	—

Net income (loss)	$(561)	$2,054	$550	$(2,604)	$(561)

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
For the Six Months Ended June 30, 2002
(Unaudited)

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)

Net sales	$152,227	$66,500	$91,228	$(19,865)	$290,090

Cost of goods sold	138,941	57,389	80,090	(19,865)	256,555

Gross profit	13,286	9,111	11,138	—	33,535

Selling, general and administrative expenses	13,034	1,524	1,596	—	16,154

Operating income from continuing operations	252	7,587	9,542	—	17,381

Other (income) expenses:

Interest expense, net	9,825	(11)	(513)	—	9,301

Amortization and other, net	1,382	(2,155)	1,375	—	602

Income (loss) from continuing operations before income taxes	(10,955)	9,753	8,680	—	7,478

Income tax provision (benefit)	(3,995)	3,821	2,478	—	2,304

Income (loss) from continuing operations	(6,960)	5,932	6,202	—	5,174

Income (loss) from discontinued operations, net of tax	—	(729)	729	—	—

Equity in earnings of subsidiaries	12,134	—	—	(12,134)	—

Net income	$5,174	$5,203	$6,931	$(12,134)	$5,174

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
For the Six Months Ended July 1, 2001
(Unaudited)

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)

Net sales	$180,155	$72,878	$96,923	$(16,002)	$333,954

Cost of goods sold	161,421	64,693	86,284	(16,002)	296,396

Gross profit	18,734	8,185	10,639	—	37,558

Selling, general and administrative expenses	11,965	2,647	1,708	—	16,320

Operating income from continuing operations	6,769	5,538	8,931	—	21,238

Other (income) expenses:

Interest expense, net	7,766	(143)	(735)	—	6,888

Amortization and other, net	3,734	(3,363)	(264)	—	107

Income (loss) from continuing operations before income taxes	(4,731)	9,044	9,930	—	14,243

Income tax provision (benefit)	(2,010)	3,727	2,469	—	4,186

Income (loss) from continuing operations	(2,721)	5,317	7,461	—	10,057

Loss from discontinued operations, net of tax	—	—	(4,491)	—	(4,491)

Equity in earnings of subsidiaries	8,287	—	—	(8,287)	—

Net income	$5,566	$5,317	$2,970	$(8,287)	$5,566

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
June 30, 2002
(Unaudited)

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)

Assets

Current assets

Cash and equivalents	$18,919	$—	$26,518	$—	$45,437

Accounts receivable, net	(31)	61,555	29,428	—	90,952

Inventories	50,369	13,487	18,420	—	82,276

Refundable income taxes	5,714	(2,488)	(1,133)	—	2,093

Prepaid expenses and other	4,806	4,764	688	—	10,258

Total current assets	79,777	77,318	73,921	—	231,016

Property, plant and equipment, net	144,842	34,710	35,261	—	214,813

Deferred charges, net	10,630	57	427	—	11,114

Goodwill, net	23,154	75,521	1,352	—	100,027

Assets held for sale	5,381	—	4,122	—	9,503

Prepaid pensions	3,063	—	1,179	—	4,242

Investments in subsidiaries	360,198	302	—	(360,500)	—

Total assets	$627,045	$187,908	$116,262	$(360,500)	$570,715

Liabilities and Stockholders’ Equity

Current liabilities

Accounts payable	$23,595	$3,845	$12,037	$(477)	$39,000

Accrued liabilities	11,877	848	7,536	—	20,261

Short-term borrowings	—	—	895	—	895

Intercompany balances	85,807	(93,224)	6,940	477	—

Total current liabilities	121,279	(88,531)	27,408	—	60,156

Deferred income taxes	11,070	6,144	(8,377)	—	8,837

Long-term debt	268,405	—	1,822	—	270,227

Postretirement benefit obligation	10,579	—	5,197	—	15,776

Accrued environmental remediation	1,407	—	8	—	1,415

Total liabilities	412,740	(82,387)	26,058	—	356,411

Stockholders’ equity	214,305	270,295	90,204	(360,500)	214,304

Total liabilities and stockholders’ equity	$627,045	$187,908	$116,262	$(360,500)	$570,715

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
December 31, 2001

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)

Assets

Current assets

Cash and equivalents	$—	$—	$22,739	$—	$22,739

Accounts receivable, net	(6)	43,786	23,384	—	67,164

Inventories	57,849	17,266	28,245	—	103,360

Refundable income taxes	2,823	(808)	395	—	2,410

Prepaid expenses and other	3,327	3,291	612	—	7,230

Total current assets	63,993	63,535	75,375	—	202,903

Property, plant and equipment, net	148,041	36,018	34,417	—	218,476

Deferred charges, net	2,613	61	451	—	3,125

Goodwill, net	23,154	75,521	1,195		99,870

Assets held for sale	5,381	—	3,691	—	9,072

Prepaid pensions	4,866	—	1,115	—	5,981

Investments in subsidiaries	344,412	302	—	(344,714)	—

Total assets	$592,460	$175,437	$116,244	$(344,714)	$539,427

Liabilities, Redeemable Preferred

Stock and Stockholders’ Equity

Current liabilities

Accounts payable	$17,274	$3,523	$14,236	$(896)	$34,137

Accrued liabilities	10,960	884	13,845	—	25,689

Short-term borrowings	—	—	1,684	—	1,684

Intercompany balances	89,383	(100,200)	9,922	895	—

Total current liabilities	117,617	(95,793)	39,687	(1)	61,510

Deferred income taxes	11,070	6,144	(7,989)	—	9,225

Long-term debt	247,698	—	—	—	247,698

Postretirement benefit obligation	10,809	—	4,911	—	15,720

Accrued environmental remediation	1,854	—	8	—	1,862

Total liabilities	389,048	(89,649)	36,617	(1)	336,015

Redeemable preferred stock	2,000	—	—	—	2,000

Stockholders’ equity	201,412	265,086	79,627	(344,713)	201,412

Total liabilities, redeemable preferred stock and stockholders’ equity	$592,460	$175,437	$116,244	$(344,714)	$539,427

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Six-months ended June 30, 2002
(Unaudited)

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)

Operating Activities

Income from continuing operations	$5,174	$5,933	$6,201	$(12,134)	$5,174

Depreciation and amortization	5,793	1,654	1,278	—	8,725

Other non-cash items	204	—	—	—	204

Changes in operating assets and liabilities	15,008	(13,527)	(4,055)	—	(2,574)

Net cash provided by (used for) operating activities	26,179	(5,940)	3,424	(12,134)	11,529

Investing Activities

Additions to property, plant and equipment	(2,313)	(305)	(662)	—	(3,280)

Equity in earnings of subsidiaries	(12,134)	—	—	12,134	—

Other	—	(1)	1	—	—

Net cash used for investing activities	(14,447)	(306)	(661)	12,134	(3,280)

Financing Activities

Financing fees and expenses paid	(8,398)	—	—	—	(8,398)

Net payments on revolving credit facilities	(97,907)	—	(789)	—	(98,696)

Intercompany borrowings (payments)	(4,065)	6,975	(2,910)	—	—

Net increase in note payable	—	—	1,822	—	1,822

Proceeds from issuance of senior notes	118,546	—	—	—	118,546

Issuance of common stock	69	—	—	—	69

Redemption of preferred stock	(1,000)	—	—	—	(1,000)

Dividends paid on preferred stock	(58)	—	—	—	(58)

Net cash provided by (used for) financing activities	7,187	6,975	(1,877)	—	12,285

Effect of exchange rate on cash and equivalents	—	—	740	—	740

Net cash provided by continuing operations	18,919	729	1,626	—	21,274

Net cash provided by (used for) discontinued operations	—	(729)	2,153	—	1,424

Net increase in cash and equivalents	18,919	—	3,779	—	22,698

Cash and equivalents at beginning of period	—	—	22,739	—	22,739

Cash and equivalents at end of period	$18,919	$—	$26,518	$—	$45,437

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Six-months ended July 1, 2001
(Unaudited)

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)

Operating Activities

Income from continuing operations	$5,567	$5,317	$7,462	$(8,289)	$10,057

Depreciation and amortization	5,222	2,657	1,067	—	8,946

Other non-cash items	(1,404)	(722)	6	—	(2,120)

Changes in operating assets and liabilities	14,030	(6,813)	(6,288)	—	929

Net cash provided by (used for) operating activities	23,415	439	2,247	(8,289)	17,812

Investing Activities

Additions to property, plant and equipment	(13,123)	(842)	(3,566)	—	(17,531)

Equity in earnings of subsidiaries	(8,289)	—	—	8,289	—

Acquisition of business assets	(1,529)	16	(75)	—	(1,588)

Net cash used for investing activities	(22,941)	(826)	(3,641)	8,289	(19,119)

Financing Activities

Net borrowings (payments) on revolving credit facilities	14,488	(1,889)	(1,072)	—	11,527

Intercompany borrowings (payments)	(9,851)	2,276	7,575	—	—

Net decrease in note payable		—	(333)	—	(333)

Issuance of common stock	113	—		—	113

Dividends paid on preferred stock	(140)	—	—	—	(140)

Net cash provided by (used for) financing activities	4,610	387	6,170	—	11,167

Effect of exchange rate on cash and equivalents	—	—	(426)	—	(426)

Net cash provided by (used for) continuing operations	5,084	—	4,350	—	9,434

Net cash used for discontinued operations	—	—	(6,778)	—	(6,778)

Net increase (decrease) in cash and equivalents	5,084	—	(2,428)	—	2,656

Cash and equivalents at beginning of period	—	—	23,458	—	23,458

Cash and equivalents at end of period	$5,084	$—	$21,030	$—	$26,114

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three-Month Period Ended June 30, 2002 Compared to
Three-Month Period Ended July 1, 2001

Consolidated net sales from continuing operations decreased by $9.0 million, or 5.6%, to $152.5 million for the second quarter ended June 30, 2002 from $161.5 million for the quarter ended July 1, 2001. Pounds shipped increased by 0.7 million, or 0.8% to 85.1 million pounds for the second quarter of 2002 from 84.4 million pounds in 2001. Sales decreased due to lower fabrication revenues, primarily related to lower volumes of technical tube and alloy tube, a decrease in prices primarily related to wholesale products, and reduced shipments from our distribution center in The Netherlands. The average COMEX copper price for the second quarter of 2002 was $0.74 per pound, as compared to $0.75 per pound in the second quarter of 2001.

Pounds of commercial products shipped increased by 1.4 million pounds, or 2.3%, to 59.8 million in the second quarter of 2002 from 58.4 million in the second quarter of 2001. This increase in shipments was primarily due to increased shipments of industrial tube and to a lesser extent fabricated products, reflecting a relatively strong residential air conditioning and consumer appliance market. Substantially offsetting these increases in shipments were lower volumes of technical tube and alloy tube, reflecting the continued weakness in the commercial air conditioner market. Sales of commercial products decreased $5.6 million, or 4.5%, to $118.9 million in the second quarter of 2002 from $124.5 million in 2001. This decrease in sales was attributable to lower fabrication revenues, primarily related to lower volumes of technical tube and alloy tube and to a lesser extent, modest price decreases. This decline was partially offset by higher volumes of industrial tube and fabricated products. Gross profit from commercial products increased by $4.6 million, or 36.7%, to $17.3 million in the second quarter of 2002 from $12.7 million in 2001, primarily attributable to our cost reduction initiatives and efficiency gains from our extensive Project 21 capital investments. Gross profit in the second quarter of 2001 has been restated to reflect additional expense of $5.5 million related to the previously disclosed change in method of accounting for inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method.

Pounds of wholesale products shipped increased by 0.4 million pounds, or 1.8%, to 20.1 million in the second quarter of 2002 from 19.8 million pounds in 2001. Sales of wholesale products decreased $0.9 million, or 3.5%, to $24.9 million in the second quarter of 2002 from $25.8 million in 2001, due to reduced prices in this highly competitive commodity market. Gross profit from wholesale products decreased $0.7 million, or 33.0%, to $1.3 million in the second quarter of 2002 from $2.0 million in 2001, due primarily to the decline in pricing, with cost reduction initiatives and efficiency gains from our Project 21 capital investments mitigating this decline by approximately 50%. Gross profit in the second quarter of 2001 has been restated to reflect additional expense of $0.9 million related to the change in method of accounting for our inventories from the LIFO method to the FIFO method.

Pounds of rod, bar and other products shipped decreased by 1.0 million pounds, or 16.3%, to 5.2 million in the second quarter of 2002 from 6.2 million in 2001, primarily due to the negative impact of a slow economy on the heavy industrial applications of rod and bar products. Sales of rod, bar and other products decreased $2.4 million, or 21.7%, to $8.8 million in the second quarter of 2002 from $11.2 million in 2001, reflecting a $1.8 million reduction in sales from our distribution center in The Netherlands and decreased revenues related to lower volumes of rod and bar products. Gross profit from rod, bar and other products decreased $0.6 million, or 51.0%, to $0.5 million in the second quarter of 2002 from $1.1 million in 2001, primarily related to reduced volumes of rod and bar products as well as reduced sales from our distribution center in The Netherlands.

Consolidated gross profit increased $3.4 million or 21.7% to $19.2 million in the second quarter of 2002 from $15.8 million in 2001. Improvement in gross profit in 2002 was primarily due to our cost reduction initiatives and efficiency gains from our Project 21 capital investments, offset somewhat by increased pension, healthcare and depreciation expenses. Gross profit was negatively impacted in the second quarter of 2002 by decreased absorption of manufacturing expenses as we curtailed production in the latter part of June to meet our inventory reduction goals and to match our customers’ curtailed demand. Gross profit in the second quarter of 2001 has been restated to reflect additional expense of $6.4 million related to the change in method of accounting for our inventories from the LIFO method to the FIFO method.

Consolidated selling, general and administrative expenses were $8.3 million for both the second quarter of 2002 and 2001, and remained approximately five percent of sales for both quarters. Excluding $0.6 million of amortization of goodwill in the second quarter of 2001, selling, general and administrative expenses in the second quarter of 2001 were $7.7 million. Selling, general and administrative expenses increased in the second quarter of 2002 primarily due to a $0.2 million increase in accrued incentive compensation expense and a $0.3 million increase in legal and other professional fees.

Consolidated net interest expense for the second quarter of 2002 increased by $2.5 million, or 78.9%, to $5.6 million, compared with $3.1 million in 2001. On March 27, 2002, we obtained new financing to replace our old revolving credit facility. We issued $120 million in principal amount of 10.5% Senior Notes and concurrently, we entered into a new secured revolving credit facility. During the second quarter of 2002 there was an average of $2.3 million in outstanding borrowings under our new revolving credit facility as compared to an average of $96.8 million in outstanding borrowings under our old revolving credit facility during 2001. The average interest rate under our new revolving credit facilities was 4.0% in the second quarter of 2002 versus 5.0% under our old revolving credit facility in 2001. We expect interest expense to approximate $5.8 million in the third quarter of 2002.

Amortization and other expense, net was $0.5 million in the second quarter of 2002, as compared to $0.2 million in the second quarter of 2001. Amortization and other, net in 2002 included $0.2 million of foreign currency losses, as compared to $42,000 of foreign currency losses in 2001. These foreign currency losses are largely attributable to fluctuations in the Canadian to U.S. dollar exchange rate. Amortization and other, net in 2002 also included $0.1 million of income related to the administration and collection of receivables sold to us by our discontinued operations. Amortization expense for the second quarter of 2002 increased $0.2 million to $0.3 million, compared to $0.1 million in the second quarter of 2001 due to deferred financing fees incurred as a result of our new financing in March 2002.

The effective tax rate for continuing operations for the second quarter of 2002 was 28.4%, as compared to 27.2% in 2001. The increase in the effective tax rate in the second quarter of 2002 resulted primarily from higher statutory tax rates in certain tax jurisdictions. In particular, the tax rate for our operations in China increased from 0% to 7.5% beginning January 1, 2002, reflecting our contractual tax holiday agreement with the Chinese government. Under this agreement, the tax rate will remain at 7.5% for the next three years, increasing in 2005 to a 15% maximum.

Six-Month Period Ended June 30, 2002 Compared to
Six-Month Period Ended July 1, 2001

Consolidated net sales from continuing operations decreased by $43.9 million, or 13.1%, to $290.1 million for the six-month period ended June 30, 2002 from $334.0 million for the six-month period ended July 1, 2001. Pounds shipped decreased by 10.5 million pounds, or 6.1%, to 161.1 million in 2002 from 171.6 million in 2001. Sales decreased due to lower fabrication revenues, primarily related to lower volumes of technical tube as well as lower volumes of industrial tube, alloy tube, rod and bar; a decrease in prices primarily related to wholesale products and to a lesser extent commercial products and a decrease in average COMEX copper prices in 2002 as compared to 2001. The average COMEX copper price for the six-month period of 2002 was $0.73 per pound, as compared to $0.79 per pound for the six-month period of 2001.

Pounds of commercial products shipped decreased by 9.2 million pounds, or 7.6%, to 111.5 million for the six-month period of 2002 from 120.7 million in 2001. This decrease in shipments was primarily due to decreased shipments of technical tube and to a lesser extent, decreased shipments of industrial tube and alloy tube. Sales of commercial products decreased $35.9 million, or 13.7%, to $225.2 million for the six-month period of 2002 from $261.1 million in 2001. This decrease in sales was attributable to decreased fabrication revenues, primarily related to the aforementioned lower volumes, modest price decreases and a decrease in average COMEX copper prices in 2002. Gross profit from commercial products decreased by $1.7 million, or 5.4%, to $29.5 million for the six-month period of 2002 from $31.2 million in 2001, primarily due to decreased shipments of technical tube and mitigated by our cost reduction initiatives and efficiency gains from our Project 21 capital investments. Gross profit in 2001 has been restated to reflect additional expense of $5.8 million related to the previously disclosed change in method of accounting for inventories from the LIFO method to the FIFO method.

Pounds of wholesale products shipped increased by 1.6 million pounds, or 4.4%, to 38.6 million for the six-month period of 2002 from 37.0 million pounds in 2001. Sales of wholesale products decreased $2.4 million, or 4.8%, to $46.9 million for the six-month period of 2002 from $49.3 million in 2001, due to reduced prices in this highly competitive commodity market. Gross profit from wholesale products decreased $1.4 million, or 31.5%, to $2.9 million for the six-month period of 2002 from $4.3 million in 2001, due primarily to the decline in pricing, with cost reduction initiatives and efficiency gains from our Project 21 capital investments significantly mitigating this decline. Gross profit in 2001 has been restated to reflect additional expense of $0.9 million related to the change in method of accounting for our inventories from the LIFO method to the FIFO method.

Pounds of rod, bar and other products shipped decreased by 3.0 million pounds, or 21.5%, to 11.0 million for the six-month period of 2002 from 14.0 million in 2001, primarily due to the negative impact of a slow economy on the heavy industrial applications of rod and bar products. Sales of rod, bar and other products decreased $5.6 million, or 23.7%, to $18.0 million for the six-month period of 2002 from $23.6 million in 2001, primarily reflecting lower shipments of rod and bar as well as a reduction in sales from our distribution center in The Netherlands. Gross profit from rod, bar and other products decreased $1.0 million, or 47.7%, to $1.1 million for the six-month period of 2002 from $2.1 million in 2001, due to reduced shipments of rod and bar and reduced sales from our Netherlands distribution center.

Consolidated gross profit decreased $4.0 million or 10.7% to $33.5 million for the six-month period of 2002 from $37.5 million in 2001. Gross profit in 2002 decreased primarily due to lower shipments of technical tube and a decrease in prices primarily related to wholesale products and to a lesser extent commercial products. Gross profit in 2001 has been restated to reflect additional expense of $6.7 million related to the change in method of accounting for our inventories from the LIFO method to the FIFO method.

Consolidated selling, general and administrative expenses for the six-month period of 2002 decreased by $0.2 million, or 1.0%, to $16.1 million, compared with $16.3 million in 2001, while remaining approximately five percent of sales for both the six-month period of 2002 and 2001. Excluding $1.2 million of amortization of goodwill in the six-month period of 2001, selling, general and administrative expenses in the six-month period of 2001 were $15.1 million. Selling, general and administrative expenses increased in 2002 primarily due to a $0.5 million increase in accrued incentive compensation expense, $0.4 million of charges for professional fees pertaining to the industry-wide competition related investigation, and a $0.3 million increase in other legal and professional fees.

Consolidated net interest expense for the six-month period of 2002 increased by $2.4 million, or 35.0%, to $9.3 million, compared with $6.9 million in 2001. On March 27, 2002, we obtained new financing to replace our old revolving credit facility. We issued $120 million in principal amount of 10.5% Senior Notes and concurrently, we entered into a new secured revolving credit facility. During the six-month period of 2002 there was an average of $49.8 million in outstanding borrowings under our revolving credit facilities as compared to an average of $95.0 million in outstanding borrowings under our old revolving credit facility during 2001. The average interest rate under our new and old revolving credit facilities was 4.8% in the six-month period of 2002 versus 5.8% under our old revolving credit facility in 2001.

Amortization and other expense, net was $0.6 million in the six-month period of 2002, as compared to $0.1 million in 2001. Amortization and other, net in 2002 included $0.3 million of foreign currency losses, as compared to $0.2 million of foreign currency gains in 2001. These foreign currency gains and losses are largely attributable to fluctuations in the Canadian to U.S. dollar exchange rate. Amortization and other, net in 2002 also included $0.3 million of income related to the administration and collection of receivables sold to us by our discontinued operations. Amortization expense for the six-month period of 2002 increased $0.2 million to $0.5 million compared to $0.3 million in 2001 due to deferred financing fees incurred when we obtained our new financing in March 2002.

The effective tax rate for continuing operations for the six-month period of 2002 was 30.8%, as compared to 29.4% in 2001. Absent a $0.4 million non-recurring tax benefit recorded for our Canadian operations in the first quarter of 2001, the effective tax rate for the first six-months of 2001 would have been approximately 32.1%. The decrease in the effective tax rate for the six-months of 2002 resulted from less income from tax jurisdictions with higher statutory tax rates.

Restructuring and Other Charges

2001 Restructuring and Other Charges

During the third quarter of 2001, we recognized restructuring and other charges of $1.5 million or $1.0 million net of tax, as disclosed in our Form 10-K report as of December 31, 2001. In 2002, we have paid approximately $0.2 million in cash related to this restructuring. We believe that accrued restructuring costs of $0.1 million as of June 30, 2002 represent our remaining cash obligations.

1999 Restructuring and Other Charges

In 1999, we recognized restructuring and other charges of $19.9 million or $12.5 million, net of tax, as disclosed in our Form 10-K report as of December 31, 2001. In 2002, we have paid approximately $0.1 million in cash related to this restructuring. We anticipate no further obligations related to this restructuring.

Liquidity and Capital Resources

The primary sources of our liquidity for the six-months ended June 30, 2002 were cash on hand at the beginning of the year, $118.5 million from the issuance of our 10.5% Senior Notes, borrowings under our revolving credit facilities and $11.5 million of cash provided by operating activities. We issued the 10.5% Senior Notes and entered into a new revolving credit facility on March 27, 2002 to replace our old revolving credit facility. The primary uses of our funds for the six-month period of 2002 were $98.7 million to repay our revolving credit facilities, $8.4 million of financing fees related to the issuance of our 10.5% Senior Notes and new revolving credit facility, $3.3 million for investments in our property, plant and equipment and $1.0 million related to the mandatory redemption of our preferred stock.

The primary sources of our liquidity for the six months ended July 1, 2001 were cash on hand at the beginning of the year, $17.8 million of cash provided by operations and $11.5 million of borrowings under our revolving credit facility. The primary uses of our funds for the six-month period of 2001 were $17.5 million for investments in our property, plant and equipment and $6.8 million pertaining to Wolverine Ratcliffs, Inc., discontinued in the fourth quarter of 2001.

Net cash provided by continuing operating activities was $11.5 million for the six-month period of 2002 and $17.8 million for the six-month period of 2001. The net reduction in operating cash flows in the six-month period of 2002 was primarily the result of less income in 2002, $9.4 million of income tax refunds received in 2001 and an increase in accounts receivable in 2002 relative to 2001. Operating cash flows improved in 2002 as a result of reductions in inventory levels and an increase in accounts payable.

We have summarized below our payment obligations under the terms of our existing contracts and commercial commitments as of June 30, 2002:

Payments Due or Commitments Expiring In Period:

(In thousands)	2002	2003	2004	2005	After 2005	Total

Contractual Obligations:

Short-term debt	$895	$—	$—	$—	$—	$895

Long-term debt	—	—	—	—	270,227	270,227

Operating leases	3,017	2,546	2,074	1,488	2,655	11,780

Commitments for capital expenditures	791	—	—	—	—	791

Total contractual obligations	$4,703	$2,546	$2,074	$1,488	$272,882	$283,693

Other commercial commitments:

Standby letters of credit	$1,600	$3,142	—	—	—	$4,742

With our new financing in place and with anticipated cash flow from our continuing operations, we believe that we will be able to satisfy our existing working capital needs, interest obligations and capital expenditure requirements. We will also continue to monitor our cash balances and forecasted cash flows and evaluate opportunities to purchase our Senior Notes in the open market. Accordingly, to date in the third quarter of 2002, we have purchased $7.7 million of our 7 3/8% Senior Notes in the open market averaging 88% of face value and an effective yield of 10.2%.

Capital expenditures for continuing operations were $3.3 million in the six-month period of 2002 as compared to $17.5 million in the six-month period of 2001, primarily due to decreased spending under our capital improvement program, Project 21. We currently expect to spend approximately $9 to $12 million for capital items in the year 2002. Our capital expenditures include asset replacement, environmental compliance and asset improvement items.

The ratio of current assets to current liabilities was 3.8 at June 30, 2002 and 3.0 at July 1, 2001.

Environmental

Our facilities and operations are subject to extensive environmental laws and regulations. During the three and six-month periods ended June 30, 2002, we spent approximately $0.5 million and $0.6 million respectively, on environmental matters, which included remediation costs, monitoring costs, and legal and other costs. We have a reserve of $1.4 million for environmental remediation costs which is reflected in our Condensed Consolidated Balance Sheet. Based on currently available information, we believe that the costs of the environmental matters described below are not reasonably likely to have a material adverse effect on our business, financial condition or results of operations.

Decatur, Alabama

In 1999, we negotiated a new Consent Order under Section 3008(h) of the Resource Conservation and Recovery Act. This order incorporated the Corrective Measures Study, commonly referred to as the CMS, submitted to the EPA regarding a waste burial site at the Decatur, Alabama facility. The order also included an upgrade to an existing chrome ground water remediation system. The CMS proposed current monitoring and site maintenance. The 2002 Annual Groundwater Monitoring and Effectiveness Report submitted to the EPA shows that the area of groundwater plume has receded significantly. The report also shows continued reductions in the concentration level of contamination. Both of these are attributed to the effectiveness of the vacuum enhancement modifications made to the groundwater recovery system.

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

In July of 2000, we notified the Alabama Department of Environmental Management that we detected low levels of volatile organic compounds and petroleum hydrocarbons in the ground water at the Decatur, Alabama facility during the expansion of the facility. On June 13, 2001, we received a letter from the department stating that a preliminary assessment would not be conducted until 2002. We expect to further define the extent of any contamination and execute any necessary remedies in conjunction with the department’s forthcoming assessment. We may voluntarily institute a pump and treat system in order to begin remediation of the contamination.

The estimated remaining investigative, monitoring, remedial, legal and other costs related to the environmental matters of our Decatur, Alabama facility are $0.9 million.

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

Under the terms of the order, we submitted a Remedial Investigation and Feasibility Study work plan, which was accepted by the Tennessee Division, and we have initiated this work plan. The Tennessee Division approved the Groundwater Assessment Plan as a supplement to the work plan, and additional groundwater sampling to determine the lateral and vertical extent of possible contamination began in July 2000. The data from the ground water assessment, the subsequent risk assessment and a preliminary review of remedial alternatives completed the work plan portion of the project which was submitted to the Tennessee Division on April 26, 2002. The Tennessee Division is evaluating the Remedial Investigation and Feasibility Study and has indicated that they will provide any comments or questions regarding the plan by the end of the third quarter of 2002. On June 13, 2001, we purchased 22 acres immediately north of the Ardmore facility because of the potential migration of ground water contamination to this property. We believe that owning the property will reduce both potential liability and long-term remediation costs. We are proposing to the Tennessee Division that an interim corrective measure be implemented at the facility. The interim measure will consist of a system to extract water and vapors from the areas of highest concentration. The system can be expanded to conduct additional remediation if required. Based on recent testing efforts at the facility and the available information, we preliminarily estimate that it will cost between $0.4 million and $1.5 million to complete the investigation and develop the remediation plans for this site.

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

Greenville, Mississippi

Following our acquisition of the Greenville, Mississippi facility, a preliminary investigation disclosed certain volatile organic compounds in soil and ground water at the site. We entered into a consent agreement with the Mississippi Department of Environmental Quality on July 15, 1997. We began remediation efforts in the third quarter of 1997 and expected these efforts to last approximately three years. In February 2000, we submitted a report of remediation activities and were granted approval by the Mississippi department to cease active remediation and begin post-closure monitoring. However, there can be no assurance that the department will allow us to permanently discontinue remediation efforts, and operations, maintenance and other expenses of the remediation system may continue for a longer period of time. Through October 3, 1998, applicable costs of testing and remediation required at the Greenville facility had been shared with the former owners of the facility pursuant to the terms of an escrow agreement established at the time the facility was acquired. Subsequent to October 3, 1998, we released the former owners of the facility from liability related to the remediation of the Greenville facility after receiving a $145,000 settlement payment. We estimate the remaining investigative and remedial costs could total $0.1 million under the remediation plan we adopted, but these costs could increase if additional remediation is required.

The Company has entered into the Mississippi Brownfield Program for industrial site redevelopment. The Company believes that this program will provide for the most regulatory flexibility in reaching a site closure and will assist in eventual disposal of the facility. The Washington County Board of Supervisors voted to approve their participation in the Brownfield agreement. We anticipate long-term monitoring of the site to continue until the concentration of contaminants reach the Mississippi division’s target goals.

Altoona, Pennsylvania

We have entered our Altoona, Pennsylvania facility into the State of Pennsylvania Department of Environmental Protection Act II Program. The program addresses contamination issues related to closed hazardous waste lagoons and oil contamination of soil at this facility. The hazardous waste lagoons were closed in 1982. The program is a voluntary site remediation program, which allows us to direct the site evaluation and any eventual remediation. Preliminary costs are estimated at $0.2 million to complete the investigation phase of the program. Once the investigation phase is completed, a decision on remediation, if any, will be made. Insufficient information exists at this point to estimate any remediation costs or if remediation will be required. It is our position that the previous owner indemnified us for any liability in the matter. We are pursuing this indemnification with Millennium Chemicals, formerly National Distillers, and, therefore, no liability has been recorded as of June 30, 2002.

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

Certain of the statements and subject areas contained herein in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are made pursuant to the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements include statements regarding our goals, beliefs, plans or current expectations, taking into account the information currently available to our management. Forward-looking statements include all statements that do not relate solely to current or historical fact. For example, when we use such words as “anticipate,” “intend,” “expect,” “believe,” “plan,” “may,” “should”, “would” or other words that convey uncertainty of future events or outcome, we are making forward looking statements. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future– including statements relating to operating performance, restructuring strategies, property, plant and equipment expenditures and sources and uses of cash–are forward-looking statements. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those stated or implied by such forward-looking statements. We undertake no obligation to publicly release any revision of any forward-looking statements contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

With respect to expectations of future earnings, operating performance, restructuring strategies, property, plant and equipment expenditures and sources and uses of cash, factors that could affect actual results include, without limitation:

•	our significant amount of debt and the restrictive covenants contained in our debt agreements;

•	our ability to service our debt and incur additional debt;

•	cyclicality, seasonality and weather conditions, which affect the sales of our products;

•	the impact of competitive factors in our industry, including the effect of pricing, product lines and other actions taken by our competitors;

•	our ability to maintain our relationships with our major customers;

•	a reduction in demand for our products;

•	our ability to realize the anticipated benefits from our Project 21 capital improvement plan;

•	our potential exposure to environmental liabilities;

•	economic, political and currency risks relating to our international operations;

•	our ability and the ability of our customers to maintain satisfactory relations with union employees;

•	our net losses in recent periods and the possibility that we will experience net losses in the future;

•	business risks that may arise if we undertake strategic acquisitions in the future;

•	extraordinary fluctuations in the markets for raw materials;

•	risks to our competitive position from changing technology or the loss of our intellectual property;

•	business and economic risks relating to government regulations that impact our industry;

•	the mix of our geographic and product revenues;

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

Interest Rate Risk

The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our total long-term fixed interest rate debt as of June 30, 2002 was $247 million, versus a carrying value of $268 million. The estimated fair market value of our debt is based upon the indicative bid price for our Senior Notes which approximates their trade value. The yield implicit in the value of the 7 3/8% Senior Notes is 10.59% and 10.92% for the 10.5% Senior Notes. A 1% increase from prevailing interest rates would result in a decrease in fair value of this debt by approximately $11 million as of June 30, 2002.

Commodity Price Risk

In connection with the sale of some raw materials, principally copper, we have entered into commodity forward contracts as we deemed appropriate to reduce the risk of price increases with respect to both firm-price sale commitments and anticipated sales. These forward contracts are accounted for in accordance with SFAS No. 133 (subsequently amended by SFAS No. 137 and 138) Accounting For Derivative Instruments and Hedging Activities. As of June 30, 2002, we had entered into contracts hedging the raw material requirements for committed and anticipated future sales through December 2003 having a notional value of $31.7 million. The estimated fair value of these outstanding contracts was approximately $2.1 million as of June 30, 2002. A 10% decline in commodity prices would decrease the estimated fair value of these outstanding contracts by $3.4 million at June 30, 2002.

In April 2002, we entered into commodity forward contracts to sell copper in December 2002 with a notional value of $28.4 million. We entered these forward contracts in order to mitigate the impact of fluctuating copper prices with regard to the valuation of our inventory balances. These forward contracts are marked to market each month and the gains and losses are recorded in cost of goods sold. The estimated fair value of these outstanding contracts was a loss of approximately ($1.2) million as of June 30, 2002. A 10% increase in commodity prices would decrease the estimated fair value of these outstanding contracts by $2.7 million at June 30, 2002.

In connection with the purchase of natural gas, we have entered into commodity futures contracts for natural gas to reduce our risk of future price increases. These contracts are accounted for in accordance with SFAS No. 133 and accordingly, realized gains and losses are recognized when the hedged natural gas purchases occur and are recognized in cost of goods sold. Unrealized gains and losses are recognized as a component of other comprehensive income. As of June 30, 2002, we had commodity futures contracts to purchase natural gas for the period August 2002 through December 2002 with a notional amount of $1.1 million and an unrealized gain of $0.2 million, based on futures prices as of June 30, 2002. The effect of a 10% decline in commodity prices as of June 30, 2002 for these futures contracts would result in a potential loss in fair value of approximately $0.1 million.

Foreign Currency Risk

Some of our operations use foreign exchange forwards to hedge fixed purchase and sales commitments denominated in a foreign currency. Our foreign currency exposures relate primarily to nonfunctional currency assets and liabilities denominated in euros and British pounds. We do not enter into forward exchange contracts for trading purposes. Realized gains and losses on the contracts are included in other income and expense. As of June 30, 2002, we had forward exchange contracts outstanding to purchase foreign currency with a notional amount of $0.5 million and to sell foreign currency with a notional amount of $0.7 million. As of June 30, 2002, we had an unrealized loss of $0.1 million associated with these forward contracts. The potential loss in fair value for these forward contracts from a hypothetical 10.0% adverse change in quoted foreign currency exchange rates would be approximately $0.1 million.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There were no material legal proceeding developments during the three-month period ended June 30, 2002.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 23, 2002, the Company held its Annual Meeting of Stockholders. The matters voted on at the meeting and the results of those votes are as follows:

1.	Election of Directors.

	Votes For	Votes Withheld

Gail O. Neuman	11,414,771	124,922

James E. Deason	8,361,283	3,178,410

Thomas P. Evans	11,414,880	124,813

2.	Appointment of Ernst & Young LLP as Independent Auditors.

Votes For	Votes Against	Votes Abstained

11,408,095	125,723	5,875

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1	Wolverine Tube, Inc. Supplemental Benefit Restoration Plan (Amended and Restated Effective as of January 1, 2002)

10.2	Wolverine Tube, Inc. 2002 Supplemental Executive Retirement Plan (Effective as of January 1, 2002)

10.3	2002 Change in Control, Severance and Non-Competition Agreement by and between Wolverine Tube, Inc. and Dennis J. Horowitz dated as of July 12, 2002.

10.4	2002 Change in Control, Severance and Non-Competition Agreement by and between Wolverine Tube, Inc. and James E. Deason dated as of July 12, 2002.

10.5	2002 Change in Control, Severance and Non-Competition Agreement by and between Wolverine Tube, Inc. and Johann R. Manning, Jr. dated as of July 12, 2002.

10.6	2002 Change in Control, Severance and Non-Competition Agreement by and between Wolverine Tube, Inc. and Keith Weil dated as of July 12, 2002.

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

A current report on Form 8-K was filed on April 18, 2002 related to the Company’s closing on a private offering of $120 million principal amount of 10.5% Senior Notes due 2009.

A current report on Form 8-K was filed August 9, 2002 related to the results for the second quarter of 2002.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

WOLVERINE TUBE, INC.

By:	/s/ James E. Deason

Name: Title:	James E. Deason Executive Vice President, Chief Financial Officer, Secretary and Director

Dated:	August 14, 2002