Form 10-Q
period 2002-09-29
WOLVERINE TUBE INC
filed 2002-11-13
CIK 821407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

[X]      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 29, 2002

OR

[   ]      Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period
from                       to                       .

Commission file number 1-12164

WOLVERINE TUBE, INC.

(Exact name of registrant as specified in its charter)

Delaware	63-0970812

(State of Incorporation)	(IRS Employer Identification No.)

200 Clinton Avenue West, Suite 1000
Huntsville, Alabama	35801

(Address of Principal Executive Offices)	(Zip Code)

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

YES [X]      NO [   ]

Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date:

Class	Outstanding as of November 1, 2002

Common Stock, $0.01 Par Value	12,259,780 Shares

FORM 10-Q

QUARTERLY REPORT

		Page No.

PART I
Item 1.	Financial Statements
	Condensed Consolidated Statements of Income (Unaudited) – Three-Month and Nine-Month Periods Ended September 29, 2002 and September 30, 2001	1
	Condensed Consolidated Balance Sheets September 29, 2002 and December 31, 2001	2
	Condensed Consolidated Statements of Cash Flows (Unaudited) – Nine-Month Periods Ended September 29, 2002 and September 30, 2001	3
	Notes to Condensed Consolidated Financial Statements (Unaudited)	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	34
PART II
Item 1.	Legal Proceedings	35
Item 6.	Exhibits and Reports on Form 8-K	35

ITEM 1. FINANCIAL STATEMENTS

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Statements of Income
(Unaudited)

	Three-month period ended:		Nine-month period ended:
	September 29,	September 30,	September 29,	September 30,
	2002	2001	2002	2001
		(Restated)		(Restated)

(In thousands except per share amounts)
Net sales	$134,817	$136,103	$424,907	$470,057
Cost of goods sold	120,347	121,191	376,902	417,587

Gross profit	14,470	14,912	48,005	52,470
Selling, general and administrative expenses	7,061	7,609	23,215	23,929
Restructuring and other charges	—	1,546	—	1,546

Operating income from continuing operations	7,409	5,757	24,790	26,995
Other (income) expenses:
Interest expense, net	5,620	3,068	14,921	9,956
Gain on extinguishment of debt	(1,074)	—	(1,074)	—
Amortization and other, net	455	(88)	1,057	19

Income from continuing operations before tax income	2,408	2,777	9,886	17,020
Income tax provision	581	640	2,885	4,826

Income from continuing operations	1,827	2,137	7,001	12,194
Loss from discontinued operations, net of income tax provision of tax of $0 and $0.6 million for the three- period month and $0 and $3.3 million for the nine-month period of 2002 and 2001, respectively	—	(938)	—	(5,429)

Net income	1,827	1,199	7,001	6,765
Less preferred stock dividends	—	(70)	(58)	(210)

Net income applicable to common shares	$1,827	$1,129	$6,943	$6,555

Earnings per common share – basic:
Income from continuing operations	$0.15	$0.17	$0.57	$0.99
Loss from discontinued operations	—	(0.08)	—	(0.45)

Net income per common share – basic	$0.15	$0.09	$0.57	$0.54

Basic weighted average number of common shares	12,258	12,085	12,219	12,071

Earnings per common share – diluted:
Income from continuing operations	$0.15	$0.17	$0.56	$0.97
Loss from discontinued operations	—	(0.08)	—	(0.44)

Net income per common share – diluted	$0.15	$0.09	$0.56	$0.53

Diluted weighted average number of common and common equivalent shares	12,405	12,378	12,351	12,322

     See Notes to Condensed Consolidated Financial Statements.

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 29,	December 31,
	2002	2001

(In thousands except per share amounts)	(Unaudited)	(Note)
Assets
Current assets
Cash and equivalents	$47,368	$22,739
Accounts receivable, net	81,295	67,164
Inventories	82,519	103,360
Refundable income taxes	—	2,410
Prepaid expenses and other	7,766	7,230

Total current assets	218,948	202,903
Property, plant and equipment, net	211,409	218,476
Deferred charges, net	10,954	3,125
Goodwill, net	100,010	99,870
Assets held for sale	6,545	9,072
Prepaid pensions	4,056	5,981

Total assets	$551,922	$539,427

Liabilities, Redeemable Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$31,728	$34,137
Accrued liabilities	18,037	25,689
Short-term borrowings	643	1,684

Total current liabilities	50,408	61,510
Deferred income taxes	12,874	9,225
Long-term debt	260,166	247,698
Postretirement benefit obligation	15,720	15,720
Accrued environmental remediation	1,411	1,862

Total liabilities	340,579	336,015
Redeemable preferred stock, par value $1 per share; 500,000 shares authorized; 20,000 issued and outstanding at December 31, 2001	—	2,000
Stockholders’ equity
Common stock, par value $0.01 per share; 40,000,000 shares authorized; 14,323,580 and 14,276,831 shares issued as of September 29, 2002 and December 31, 2001, respectively	143	143
Additional paid-in capital	103,233	103,759
Retained earnings	165,988	159,045
Unearned compensation	(361)	(165)
Accumulated other comprehensive loss	(20,285)	(21,898)
Treasury stock, at cost; 2,063,800 and 2,179,900 shares as of September 29, 2002 and December 31, 2001, respectively	(37,375)	(39,472)

Total stockholders’ equity	211,343	201,412

Total liabilities, redeemable preferred stock and stockholders’ equity	$551,922	$539,427

Note:	The Balance Sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. See Notes to Condensed Consolidated Financial Statements

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine-month period ended:
	September 29, 2002	September 30, 2001

(In thousands)		(Restated)
Operating Activities
Income from continuing operations	$7,001	$12,194
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	13,326	13,755
Deferred income taxes	(6)	(1,718)
Non-cash portion of restructuring charge	—	1,531
Gain on retirement of senior notes	(1,074)	—
Other non-cash items	497	(1,170)
Changes in operating assets and liabilities:
Accounts receivable, net	(15,519)	(3,612)
Inventories	13,460	3,154
Refundable income taxes	8,223	8,502
Prepaid expenses and other	1,061	(1,265)
Accounts payable	706	(7,051)
Accrued liabilities including pension, postretirement benefit and environmental	382	(3,807)

Net cash provided by operating activities	28,057	20,513
Investing Activities
Additions to property, plant and equipment	(5,409)	(25,774)
Acquisition of business assets	—	(1,600)

Net cash used for investing activities	(5,409)	(27,374)
Financing Activities
Financing fees and expenses paid	(8,564)	—
Net borrowings (payments) on revolving credit facilities	(98,948)	21,725
Net increase (decrease) in note payable	1,914	(333)
Proceeds from issuance of senior notes	118,546	—
Retirement of senior notes	(9,176)	—
Issuance of common stock	69	130
Redemption of preferred stock	(1,000)	—
Dividends paid on preferred stock	(58)	(210)

Net cash provided by financing activities	2,783	21,312
Effect of exchange rate on cash and equivalents	284	(985)

Net cash provided by continuing operations	25,715	13,466
Net cash used for discontinued operations	(1,086)	(12,215)

Net increase in cash and equivalents	24,629	1,251
Cash and equivalents at beginning of period	22,739	23,458

Cash and equivalents at end of period	$47,368	$24,709

See Notes to Condensed Consolidated Financial Statements.

Wolverine Tube, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
September 29, 2002
(Unaudited)

NOTE 1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Wolverine Tube, Inc. (the “Company”) and its majority-owned subsidiaries after elimination of significant intercompany accounts and transactions. References to the “Company”, “we” or “us” refer to Wolverine Tube, Inc. and its consolidated subsidiaries, unless the context otherwise requires. The accompanying condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying condensed consolidated financial statements (and all information in this report) have not been examined by independent auditors; but, in the opinion of management, all adjustments, which consist of normal recurring accruals necessary for a fair presentation of the results for the periods, have been made. The results of operations for the three-month and nine-month periods ended September 29, 2002 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2001.

We use our internal operational reporting cycle for quarterly financial reporting.

NOTE 2.       CONTINGENCIES

We are subject to extensive environmental regulations imposed by federal, state, provincial and local authorities in the United States, Canada, China and Portugal with respect to emissions to air, discharges to waterways, and the generation, handling, storage, transportation, treatment and disposal of waste materials, and we have received various communications from regulatory authorities concerning environmental matters. We have accrued estimated environmental remediation costs of $1.4 million at September 29, 2002, consisting primarily of $0.9 million for the Decatur, Alabama facility, $0.1 million for the Greenville, Mississippi facility and $0.4 million for the Ardmore, Tennessee facility.

NOTE 3.       INVENTORIES

Inventories are as follows:

	September 29, 2002	December 31, 2001

(In thousands)
Finished products	$20,726	$22,565
Work-in-process	14,148	20,850
Raw materials and supplies	47,645	59,945

Totals	$82,519	$103,360

During the year ended December 31, 2001, we changed our method of accounting for inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method for portions of our finished products, work-in-process and raw materials inventories. We applied this change in method of inventory costing retroactively by restating the prior years’ financial statements. The effect of the change in method on previously reported operating results for the three-months and nine-months ended September 30, 2001 was to increase (decrease) net income by $1.3 million ($0.11 per diluted share) and ($2.9) million ($0.24 loss per diluted share), respectively.

The reduction of inventory in 2002 attributable to discontinuing the operations of Wolverine Ratcliffs, Inc. is $9.6 million.

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

On January 1, 2002, we adopted SFAS No. 142. Accordingly, we ceased amortization of all previously recorded goodwill as of that date. A transitional impairment test of all goodwill was required within six months of adopting SFAS No. 142. We completed the transitional impairment test of goodwill (as of January 1, 2002) required by the new rules during the second quarter of 2002. Based on the results of these tests, the fair value of the tested business units exceeded the carrying value of those business units and thus no transitional impairment charge was recorded. At September 29, 2002, we had $118.6 million of goodwill, net of $18.6 million of accumulated amortization. The increase in goodwill during 2002 results from the translation of the goodwill of our distribution center in The Netherlands whose functional currency is the Euro.

Income from continuing operations for the three and nine-month periods of 2001, adjusted to exclude amortization expense recognized related to goodwill would have been $2.8 million, or $0.22 per diluted share and $14.2 million, or $1.14 per diluted share, respectively. Including the loss from discontinued operations, net income for the three and nine-month periods of 2001 adjusted to exclude amortization expense related to goodwill would have been $1.9 million, or $0.15 per diluted share and $9.0 million, or $0.71 per diluted share, respectively. Adoption of SFAS No. 142 is expected to increase our net income in 2002 by approximately $2.7 million net of tax or $0.22 per share due to the elimination of amortization of goodwill.

NOTE 5.       INTEREST EXPENSE, NET

Interest expense is net of interest income and capitalized interest of $0.1 million and $33 thousand for the three-month period ended September 29, 2002 and $0.1 million and $0.3 million for the three-month period ended September 30, 2001. Interest expense is net of interest income and capitalized interest of $0.4 million and $0.2 million for the nine-month period ended September 29, 2002, and $0.6 million and $1.0 million for the nine-month period ended September 30, 2001. Interest expense is also net of interest income from loans to the discontinued operations of Wolverine Ratcliffs, Inc. which was $0.1 million and $0.7 million for the three and nine month periods ended September 29, 2002, respectively, and $0.3 million and $0.8 million for the three and nine month periods ended September 30, 2001, respectively.

NOTE 6.       DEBT

Long-term debt consists of the following:

	September 29,	December 31,
	2002	2001

(In thousands)
Revolving Credit facility, interest averaged 5.5% in 2001, (refinanced on March 27, 2002 from proceeds of $120 million 10.5% Senior Notes)	$—	$97,906
Senior Notes, 10.5%, due April 2009	118,000	—
Discount on 10.5% Senior Notes, original issue discount amortized over 7 years	(1,324)	—
Senior Notes, 7.375%, due August 2008	141,750	150,000
Discount on 7.375% Senior Notes, original issue discount amortized over 10 years	(174)	(208)
Netherlands facility, due on demand	632	1,671
Other foreign facilities	1,925	13

	260,809	249,382
Less short-term borrowings	643	(1,684)

Totals	$260,166	$247,698

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

We also entered into a secured revolving credit facility concurrently with the closing of the 10.5% Senior Notes offering. The new revolving credit facility provides for up to a $37.5 million line of credit (subject to a $2 million excess availability requirement) dependent on the levels of and secured by our eligible accounts receivable and inventory. The new revolving credit facility provides for interest at the Eurodollar rate plus 2.5% or the U.S. base rate plus 1%. Commitment fees on the unused available portion of the facility are 0.5%. The new revolving credit facility matures on March 27, 2005.

As of September 29, 2002, we had no outstanding obligations under our secured revolving credit facility. We had approximately $5.5 million of standby letters of credit outstanding that are collateralized with the secured revolving credit facility and approximately $32.0 million (subject to a $2 million excess availability requirement) in additional borrowing availability thereunder.

In October 2002, we completed an interest rate swap on $50.0 million notional amount of our 7.375% Senior Notes. The terms of the interest rate swap are a semi-annual payment date of February 1 and August 1, a floating rate option of the six-month LIBOR rate plus a spread of 3.76% and a termination date of August 1, 2008. We used approximately $6.3 million of our borrowing availability under our secured revolving credit facility to collateralize the interest rate swap.

NOTE 7.       PENSION PLANS

Our pension plans’ assets and liabilities are measured at December 31 each year for financial reporting purposes. Recent market returns on assets, particularly this year, have been substantially below assumed rates of return. Additionally, with the decline in interest rates, we expect a corresponding decrease in the discount rate used to estimate our pension liabilities, which increases the value of our pension liabilities. Based on actual year to date asset returns through August 31, 2002, anticipated asset returns for the remainder of the year and current interest rates, we expect to record a non-cash additional minimum pension liability approximating $17 million at December 31, 2002 for our U.S. based plans. We have not yet received a completed analysis from our actuaries for our Canadian based plans and thus cannot estimate the amount, if any, of additional minimum pension liability for those plans. If asset returns improve or interest rates increase before year-end, the charge could be lower. However, if conditions worsen the charge could increase. This charge does not impact 2002 reported earnings as the offset is recorded in other comprehensive income and does not necessarily impact future cash contributions required to be made to the pension trusts. However, based on these assumptions and absent any mitigating modifications or cash contributions to the plans, we expect a substantial increase in pension expense in 2003. For further discussion, see “Other Financial Considerations” under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

NOTE 8.       COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is as follows:

	Three-month period ended:		Nine-month period ended:
	September 29,	September 30,	September 29,	September 30,
	2002	2001	2002	2001
		(Restated)		(Restated)

(In thousands)
Net income	$1,827	$1,199	$7,001	$6,765
Translation adjustment for financial statements denominated in a foreign currency	(2,601)	(3,706)	1,059	(4,944)
Unrealized gain (loss) on cash flow hedges, net of tax	(2,299)	(1,223)	554	(2,941)

Comprehensive income (loss)	$(3,073)	$(3,730)	$8,614	$(1,120)

NOTE 9.       INDUSTRY SEGMENTS

Our reportable segments are based on our three product groups: commercial products, wholesale products and rod, bar and other products. Commercial products consist primarily of high value added products sold directly to original equipment manufacturers. Wholesale products are commodity-type plumbing and refrigeration service tube products, which are primarily sold to plumbing wholesalers and distributors. Rod, bar and other consist of products sold to a variety of customers and includes our European distribution business. We evaluate the performance of our operating segments based on sales and gross profit; however, we do not allocate asset amounts and items of income and expense below gross profit or depreciation and amortization.

Summarized financial information concerning our reportable segments is shown in the following table:

			Rod, Bar
	Commercial	Wholesale	& Other	Consolidated

(In thousands)
Three-month period ended September 29, 2002
Net sales	$100,996	$24,650	$9,171	$134,817
Gross profit	11,709	1,899	862	14,470
Three-month period ended September 30, 2001
Net sales	$99,419	$28,463	$8,221	$136,103
Gross profit	11,004	3,484	424	14,912
Nine-month period ended September 29, 2002
Net sales	$326,217	$71,537	$27,153	$424,907
Gross profit	41,200	4,844	1,961	48,005
Nine-month period ended September 30, 2001
Net sales	$360,545	$77,734	$31,778	$470,057
Gross profit	42,163	7,781	2,526	52,470

The financial information for the periods ended September 30, 2001 concerning our reportable segments has been restated to reflect the change in method of accounting for inventories (Note 3) and the reclassification of Wolverine Ratcliffs, Inc. as discontinued operations (Note 11).

NOTE 10.       EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three-month period ended:		Nine-month period ended:
	September 29,	September 30,	September 29,	September 30,
	2002	2001	2002	2001
		(Restated)		(Restated)

(In thousands, except per share data)
Income from continuing operations	$1,827	$2,137	$7,001	$12,194
Loss from discontinued operations, net of tax	—	(938)	—	(5,429)

Net income (loss)	1,827	1,199	7,001	6,765

Dividends on preferred stock	—	(70)	(58)	(210)

Net income (loss) applicable to common shares	$1,827	$1,129	$6,943	$6,555

Basic weighted average common shares	12,258	12,085	12,219	12,071
Stock options	147	293	132	251

Diluted weighted average common and common equivalent shares	12,405	12,378	12,351	12,322

Earnings per common share – basic:
Income from continuing operations	$0.15	$0.17	$0.57	$0.99
Loss from discontinued operations	—	(0.08)	—	(0.45)

Net income (loss) per common share – basic	$0.15	$0.09	$0.57	$0.54

Earnings per common share – diluted:
Income from continuing operations	$0.15	$0.17	$0.56	$0.97
Loss from discontinued operations	—	(0.08)	—	(0.44)

Net income (loss) per common share – diluted	$0.15	$0.09	$0.56	$0.53

The financial information for the periods ended September 30, 2001 has been restated to reflect the change in method of accounting for inventories (Note 3) and the reclassification of Wolverine Ratcliffs, Inc. as discontinued operations (Note 11).

NOTE 11.       DISCONTINUED OPERATIONS

During the year ended December 31, 2001, we decided to discontinue the operations of Wolverine Ratcliffs, Inc. (“WRI”), which were previously included in the rod, bar and other products reportable segment. As of December 31, 2001, we held a 74.5% ownership interest in this business. We have subsequently acquired the remaining 25.5% interest in WRI and in July 2002, we merged WRI into Wolverine Tube (Canada), Inc. to facilitate the liquidation of the business. Accordingly, the operating results of WRI have been restated and reported in discontinued operations in the consolidated financial statements in 2001. In the fourth quarter of 2001, we recorded a $31.5 million ($23.9 million after tax) estimated loss on the disposal of the WRI operations, which included a $2.5 million ($1.6 million after tax) provision for estimated losses during the expected phase-out period through June 30, 2002. We engaged a financial advisor to pursue opportunities to dispose of the business but were not able to dispose of the business as a going concern and thus commenced liquidation of the business. As of June 30, 2002, all manufacturing operations of WRI were stopped and its inventory was substantially liquidated. As of September 29, 2002 we had liquidated substantially all of the net receivables, as well as begun the equipment liquidation process. We are continuing to pursue opportunities to dispose of the remainder of the equipment and the building and have set an extended targeted completion date for the liquidation of the business for June 30, 2003. Based on our best estimates of the most likely outcome, considering, among other things, our knowledge of valuations of strip production assets, we continue to estimate a $31.5 million ($23.9 million after tax) loss on the disposal of the business. We have realized approximately $8 million of pretax proceeds from the realization or sale of the assets of the business, net of our cash payments to settle the liabilities of the discontinued operations during the nine months ended September 29, 2002, the majority of which is recorded in continuing operations in that certain accounts receivable and inventories were transferred to continuing operations. To the extent actual results should differ from our estimate, the difference will be reported in discontinued operations in future periods.

Operating results of the discontinued WRI operations, which were charged to previously established reserves, are as follows:

	Three month period ended:		Nine month period ended:

	September 29,	September 30,	September 29,	September 30,
	2002	2001	2002	2001

(In thousands)
Net sales	$52	$10,959	$12,103	$41,505
Loss before income tax benefit	$(204)	$(1,566)	$(3,157)	$(8,691)
Income tax benefit	—	628	851	3,263

Net loss	$(204)	$(938)	$(2,306)	$(5,428)

Assets and liabilities of the discontinued WRI operations have been reflected in the consolidated balance sheets as current or non-current based on the original classification of these accounts, net of any necessary valuation allowances, except that property, plant and equipment to be disposed in the amount of $1.4 million, net of a necessary valuation allowance, have been included in “assets held for sale”. Although we believe we have appropriately reduced the carrying value of the assets to their estimated recoverable amounts, net of disposal costs where appropriate, actual results could be different and the difference will be reported in discontinued operations in future periods.

Net assets of the discontinued WRI operations are as follows:

	September 29, 2002	December 31, 2001

(In thousands)
Cash and equivalents	$3,839	$2,165
Other current assets	1,115	17,203
Assets held for sale	1,364	3,691
Deferred income taxes	12,047	11,935
Other assets	135	192
Current liabilities	(2,035)	(12,626)
Other liabilities	(92)	(75)

Net assets of discontinued operations	$16,373	$22,485

NOTE 12.       CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed consolidating financial information for: (a) Wolverine Tube, Inc. (the “Parent”) on a stand-alone basis; (b) on a combined basis, the guarantors of the 10.5% Senior Notes (“Subsidiary Guarantors”), which include TF Investor, Inc.; Tube Forming, L.P.; Wolverine Finance, LLC; Wolverine China Investments, LLC; STPC Holding, Inc.; Small Tube Manufacturing, LLC; Wolverine Joining Technologies, LLC; and Tube Forming Holdings, Inc.; and (c) on a combined basis, the Non-Guarantor Subsidiaries, which include Wolverine Tube (Canada) Inc.; 1263143 Ontario, Inc.; 1158909 Ontario, Inc.; 1105836 Ontario, Inc.; Wolverine Tube (Shanghai) Co., Limited; Wolverine European Holdings BV; Wolverine Scholte-Metalen BV; Wolverine Tube, BV; Wolverine Tubagem (Portugal), Lda; Wolverine Joining Technologies Canada, Inc.; Ratcliffs Copper and Brass Sales, Ltd.; Wolverine Europe; Wolverine Asia, Limited; Small Tube Europe NV; and Small Tube Poland, Inc. Each of the Subsidiary Guarantors is wholly-owned by Wolverine Tube, Inc. The guarantees issued by each of the Subsidiary Guarantors are full, unconditional, joint and several. Accordingly, separate financial statements of the wholly-owned Subsidiary Guarantors are not presented because the Subsidiary Guarantors are jointly, severally and unconditionally liable under the guarantees, and we believe separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors. Furthermore, there are no significant legal restrictions on the Parent’s ability to obtain funds from its subsidiaries by dividend or loan.

The parent is comprised of Alabama, Oklahoma, Tennessee, and Mississippi manufacturing operations and certain corporate management, sales and marketing, information services and finance functions.

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
For the Three Months Ended September 29, 2002

(Unaudited)

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)
Net sales	$70,595	$29,584	$44,799	$(10,161)	$134,817
Cost of goods sold	64,702	25,690	40,116	(10,161)	120,347

Gross profit	5,893	3,894	4,683	—	14,470
Selling, general and administrative expenses	5,468	710	883	—	7,061

Operating income	425	3,184	3,800	—	7,409
Other (income) expenses:
Interest expense, net	5,743	(8)	(115)	—	5,620
Gain on extinguishment of debt	(1,074)	—	—	—	(1,074)
Amortization and other, net	754	(741)	442	—	455

Income (loss) from continuing operations before income taxes	(4,998)	3.933	3,473	—	2,408
Income tax provision (benefit)	(1,756)	1,518	819	—	581

Income (loss) from continuing operations	(3,242)	2,415	2,654	—	1,827

Equity in earnings of subsidiaries	5,069	—	—	(5,069)	—

Net income	$1,827	$2,415	$2,654	$(5,069)	$1,827

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
For the Three Months Ended September 30, 2001

(Unaudited)

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)
Net sales	$71,086	$30,015	$43,216	$(8,214)	$136,103
Cost of goods sold	63,562	27,338	38,505	(8,214)	121,191

Gross profit	7,524	2,677	4,711	—	14,912
Selling, general and administrative expenses	5,531	1,237	841	—	7,609
Restructuring and other charges	1,089	397	60	—	1,546

Operating income from continuing operations	904	1,043	3,810	—	5,757
Other (income) expenses:
Interest expense, net	3,527	1	(460)	—	3,068
Amortization and other, net	1,105	(905)	(288)	—	(88)

Income (loss) from continuing operations before income taxes	(3,728)	1,947	4,558	—	2,777
Income tax provision (benefit)	(1,435)	783	1,292	—	640

Income (loss) from continuing operations	(2,293)	1,164	3,266	—	2,137
Income (loss) from discontinued operations, net of tax	—	—	(938)	—	(938)
Equity in earnings of subsidiaries	3,492	—	—	(3,492)	—

Net income	$1,199	$1,164	$2,328	$(3,492)	$1,199

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
For the Nine Months Ended September 29, 2002

(Unaudited)

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)
Net sales	$222,822	$96,084	$136,027	$(30,026)	$424,907
Cost of goods sold	203,643	83,079	120,206	(30,026)	376,902

Gross profit	19,179	13,005	15,821	—	48,005
Selling, general and administrative expenses	18,502	2,234	2,479	—	23,215

Operating income from continuing operations	677	10,771	13,342	—	24,790
Other (income) expenses:
Interest expense, net	15,568	(19)	(628)	—	14,921
Gain on extinguishment of debt	(1,074)	—	—	—	(1,074)
Amortization and other, net	2,136	(2,896)	1,817	—	1,057

Income (loss) from continuing operations before income taxes	(15,953)	13,686	12,153	—	9,886
Income tax provision (benefit)	(5,751)	5,339	3,297	—	2,885

Income (loss) from continuing operations	(10,202)	8,347	8,856	—	7,001
Equity in earnings of subsidiaries	17,203	—	—	(17,203)	—

Net income	$7,001	$8,347	$8,856	$(17,203)	$7,001

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
For the Nine Months Ended September 30, 2001

(Unaudited)

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)
Net sales	$251,241	$102,893	$140,139	$(24,216)	$470,057
Cost of goods sold	224,983	92,031	124,789	(24,216)	417,587

Gross profit	26,258	10,862	15,350	—	52,470
Selling, general and administrative expenses	17,497	3,884	2,548	—	23,929
Restructuring and other charges	1,089	397	60	—	1,546

Operating income from continuing operations	7,672	6,581	12,742	—	26,995
Other (income) expenses:
Interest expense, net	11,294	(142)	(1,196)	—	9,956
Amortization and other, net	4,839	(4,268)	(552)	—	19

Income (loss) from continuing operations before income taxes	(8,461)	10,991	14,490	—	17,020
Income tax provision (benefit)	(3,444)	4,510	3,760	—	4,826

Income (loss) from continuing operations	(5,017)	6,481	10,730	—	12,194
Loss from discontinued operations, net of tax	—	—	(5,429)	—	(5,429)
Equity in earnings of subsidiaries	11,782	—	—	(11,782)	—

Net income	$6,765	$6,481	$5,301	$(11,782)	$6,765

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
September 29, 2002

(Unaudited)

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)
Assets
Current assets
Cash and equivalents	$22,372	$—	$24,996	$—	$47,368
Accounts receivable, net	824	52,168	28,303	—	81,295
Inventories	48,619	14,121	19,779	—	82,519
Prepaid expenses and other	2,492	4,549	725	—	7,766

Total current assets	74,307	70,838	73,803	—	218,948
Property, plant and equipment, net	142,152	34,197	35,060	—	211,409
Deferred charges, net	10,483	36	435	—	10,954
Goodwill, net	23,154	75,521	1,335	—	100,010
Assets held for sale	5,181	—	1,364	—	6,545
Prepaid pensions	3,159	—	897	—	4,056
Investments in subsidiaries	362,661	302	(1)	(362,962)	—

Total assets	$621,097	$180,894	$112,893	$(362,962)	$551,922

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$18,315	$3,198	$9,963	$252	$31,728
Accrued liabilities	6,210	4,027	7,800	—	18,037
Short-term borrowings	—	—	643	—	643
Intercompany balances	100,142	(105,182)	5,290	(250)	—

Total current liabilities	124,667	(97,957)	23,696	2	50,408
Deferred income taxes	14,794	6,144	(8,064)	—	12,874
Long-term debt	258,252	—	1,914	—	260,166
Postretirement benefit obligation	10,638	—	5,082	—	15,720
Accrued environmental remediation	1,403	—	8	—	1,411

Total liabilities	409,754	(91,813)	22,636	2	340,579

Stockholders’ equity	211,343	272,707	90,257	(362,964)	211,343

Total liabilities and stockholders’ equity	$621,097	$180,894	$112,893	$(362,962)	$551,922

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
December 31, 2001

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)
Assets
Current assets
Cash and equivalents	$—	$—	$22,739	$—	$22,739
Accounts receivable, net	(6)	43,786	23,384	—	67,164
Inventories	57,849	17,266	28,245	—	103,360
Refundable income taxes	2,823	(808)	395	—	2,410
Prepaid expenses and other	3,327	3,291	612	—	7,230

Total current assets	63,993	63,535	75,375	—	202,903
Property, plant and equipment, net	148,041	36,018	34,417	—	218,476
Deferred charges, net	2,613	61	451	—	3,125
Goodwill, net	23,154	75,521	1,195		99,870
Assets held for sale	5,381	—	3,691	—	9,072
Prepaid pensions	4,866	—	1,115	—	5,981
Investments in subsidiaries	344,412	302	—	(344,714)	—

Total assets	$592,460	$175,437	$116,244	$(344,714)	$539,427

Liabilities, Redeemable Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$17,274	$3,523	$14,236	$(896)	$34,137
Accrued liabilities	10,960	884	13,845	—	25,689
Short-term borrowings	—	—	1,684	—	1,684
Intercompany balances	89,383	(100,200)	9,922	895	—

Total current liabilities	117,617	(95,793)	39,687	(1)	61,510
Deferred income taxes	11,070	6,144	(7,989)	—	9,225
Long-term debt	247,698	—	—	—	247,698
Postretirement benefit obligation	10,809	—	4,911	—	15,720
Accrued environmental remediation	1,854	—	8	—	1,862

Total liabilities	389,048	(89,649)	36,617	(1)	336,015

Redeemable preferred stock	2,000	—	—	—	2,000

Stockholders’ equity	201,412	265,086	79,627	(344,713)	201,412

Total liabilities, redeemable preferred stock and stockholders’ equity	$592,460	$175,437	$116,244	$(344,714)	$539,427

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Nine Months ended September 29, 2002

(Unaudited)

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)
Operating Activities
Income from continuing operations	$7,001	$8,347	$8,856	$(17,203)	$7,001
Depreciation and amortization	8,897	2,488	1,941	—	13,326
Other non-cash items	(578)	—	(5)	—	(583)
Equity in earnings of subsidiaries	(17,203)			17,203	—
Changes in operating assets and liabilities	15,453	(4,508)	(2,632)	—	8,313
Net cash provided by operating activities	13,570	6,327	8,160	—	28,057
Investing Activities
Additions to property, plant and equipment	(3,562)	(615)	(1,232)	—	(5,409)
Other	—	(1)	1	—	—

Net cash used for investing activities	(3,562)	(616)	(1,231)	—	(5,409)
Financing Activities
Financing fees and expenses paid	(8,564)	—	—	—	(8,564)
Net payments on revolving credit facilities	(97,907)	—	(1,041)	—	(98,948)
Intercompany borrowings (payments)	10,454	(4,982)	(5,472)	—	—
Net increase in note payable	—	—	1,914	—	1,914
Proceeds from issuance of senior notes	118,546	—	—	—	118,546
Retirement of senior notes	(9,176)	—	—	—	(9,176)
Issuance of common stock	69	—	—	—	69
Redemption of preferred stock	(1,000)	—	—	—	(1,000)
Dividends paid on preferred stock	(58)	—	—	—	(58)

Net cash provided by (used for) financing activities	12,364	(4,982)	(4,599)	—	2,783
Effect of exchange rate on cash and equivalents	—	—	284	—	284

Net cash provided by continuing operations	22,372	729	2,614	—	25,715
Net cash used for discontinued operations	—	(729)	(357)	—	(1,086)

Net increase in cash and equivalents	22,372	—	2,257	—	24,629
Cash and equivalents at beginning of period	—	—	22,739	—	22,739

Cash and equivalents at end of period	$22,372	$—	$24,996	$—	$47,368

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Nine Months ended September 30, 2001

(Unaudited)

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)
Operating Activities
Income from continuing operations	$6,765	$6,481	$10,730	$(11,782)	$12,194
Depreciation and amortization	8,049	4,019	1,687	—	13,755
Non-cash portion of restructuring charge	792	739	—	—	1,531
Deferred income taxes	(1,085)	(633)	—	—	(1,718)
Other non-cash items	(1,172)	4	(2)	—	(1,170)
Equity in earnings of subsidiaries	(11,782)			11,782	—
Changes in operating assets and liabilities	(12,295)	8,446	(230)	—	(4,079)

Net cash provided by (used for) operating activities	(10,728)	19,056	12,185	—	20,513
Investing Activities
Additions to property, plant and equipment	(17,132)	(1,326)	(7,316)	—	(25,774)
Acquisition of business assets	(1,529)	4	(75)	—	(1,600)

Net cash used for investing activities	(18,661)	(1,322)	(7,391)	—	(27,374)
Financing Activities
Net borrowings (payments) on revolving credit facilities	44,468	(21,869)	(874)	—	21,725
Intercompany borrowings (payments)	(11,774)	4,135	7,639	—	—
Net decrease in note payable	—	—	(333)	—	(333)
Issuance of common stock	130	—	—	—	130
Dividends paid on preferred stock	(210)	—	—	—	(210)

Net cash provided by (used for) financing activities	32,614	(17,734)	6,432	—	21,312
Effect of exchange rate on cash and equivalents	—	—	(985)	—	(985)

Net cash provided by continuing operations	3,225	—	10,241	—	13,466
Net cash used for discontinued operations	—	—	(12,215)	—	(12,215)

Net increase (decrease) in cash and equivalents	3,225	—	(1,974)	—	1,251
Cash and equivalents at beginning of period	—	—	23,458	—	23,458

Cash and equivalents at end of period	$3,225	$—	$21,484	$—	$24,709

NOTE 13.       RECENT PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value in the period in which the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. The adoption of SFAS No. 146 is expected to result in delayed recognition for certain types of costs as compared to the provisions of EITF 94-3. SFAS No. 146 is effective for new exit or disposal activities that are initiated after December 31, 2002, and does not affect amounts currently reported in our consolidated financial statements. SFAS No. 146 will affect the types and timing of costs included in future restructuring programs, if any, but is not expected to have a material impact on our financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and No. 62, Amendment of FASB Statement No. 13, and Technical Corrections, which updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect, was rescinded. The FASB encouraged early adoption of the provisions of SFAS No. 145 related to the rescission of SFAS No. 4 and thus we adopted these provisions in the third quarter of 2002, reporting a $1.1 million gain on extinguishment of debt as a separate line item in income from continuing operations.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our results of operations and financial condition. This discussion should be read in conjunction with our Consolidated Financial Statements and notes thereto.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We base this discussion and analysis of results of operations, cash flow and financial condition on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When we prepare these financial statements, we make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities that we report. The area of retirement and pension plans discussed below involves the use of significant judgment in the preparation of our consolidated financial statements and changes in the estimates and assumptions used may impact future results of operations and financial condition.

Retirement and pension plans

Certain assumptions are used in the calculation of the actuarial valuation of our defined benefit pension plans. These assumptions include the discount rate used to estimate pension liabilities, expected return on assets, rates of future compensation increases, retirement age and mortality rates. Changing these assumptions will impact the amount of pension expense to be recognized. For example, decreasing the discount rate used to estimate pension liabilities by 0.25% increases the annual estimated pension expense for 2003 by approximately $0.5 million and decreasing the expected return on plan assets by 0.50% increases the annual estimated pension expense for 2003 by approximately $0.5 million.

For more information regarding our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” under Item 7 of our 2001 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 2002 and incorporated by reference herein.

RESULTS OF CONTINUING OPERATIONS

Three-Month Period Ended September 29, 2002 Compared to
Three-Month Period Ended September 30, 2001

Consolidated net sales from continuing operations decreased by $1.3 million, or 0.9%, to $134.8 million for the third quarter ended September 29, 2002 from $136.1 million for the third quarter ended September 30, 2001. Pounds shipped increased by 2.9 million, or 3.9% to 77.2 million pounds for the third quarter of 2002 from 74.3 million pounds in 2001. The average COMEX copper price for the third quarter of 2002 was $0.69 per pound, as compared to $0.67 per pound in the third quarter of 2001.

Pounds of commercial products shipped increased by 2.3 million pounds, or 4.7%, to 50.6 million in the third quarter of 2002 from 48.3 million in the third quarter of 2001. This increase in shipments was primarily due to increased shipments of industrial tube and fabricated products, and to a lesser extent technical tube, and reflects the impact of new customers, enhanced distribution channels and expansions in Portugal and China. Sales of commercial products increased $1.6 million, or 1.6%, to $101.0 million in the third quarter of 2002 from $99.4 million in 2001. This increase in sales was attributable to higher volumes of fabricated products, technical tube and industrial tube as well as an increase in COMEX copper prices, tempered by a decrease in revenues per pound due primarily to a change in mix wherein we shipped less enhanced products and more smooth products and to a lesser extent some selling price reductions driven by a very competitive global economy. Gross profit from commercial products increased by $0.7 million, or 6.4%, to $11.7 million in the third quarter of 2002 from $11.0 million in 2001, primarily attributable to increased volumes and our cost reduction initiatives and efficiency gains from our extensive Project 21 capital investments. Gross profit in the third quarter of 2001 has been restated to reflect a reduction in expense of $1.8 million related to the change in method of accounting for inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method as of December 31, 2001. Gross profit in the third quarter of 2001 also includes a charge of $1.4 million for the write-down of excessive or obsolete inventory.

Pounds of wholesale products shipped decreased by 1.7 million pounds, or 7.6%, to 20.9 million in the third quarter of 2002 from 22.6 million in 2001. This decrease was primarily due to reduced volumes in the United States where we are not a major participant in the market. Sales of wholesale products decreased $3.8 million, or 13.4%, to $24.6 million in the third quarter of 2002 from $28.5 million in 2001. Approximately $2.2 million of this decrease in sales was attributable to selling price reductions in this highly competitive market, where selling prices have dropped approximately 25% for the third quarter of 2002 versus the third quarter of 2001, with the remaining decrease in sales attributable to volume decreases and partially offset by an increase in COMEX copper prices. Gross profit from wholesale products decreased $1.6 million, or 45.5%, to $1.9 million in the third quarter of 2002 from $3.5 million in 2001, due primarily to the decline in pricing. Gross profit in the third quarter of 2001 has been restated to reflect a reduction in expense of $0.3 million related to the change in method of accounting for our inventories from the LIFO method to the FIFO method as of December 31, 2001.

Pounds of rod, bar and other products shipped increased by 2.4 million pounds, or 69.6%, to 5.8 million in the third quarter of 2002 from 3.4 million in 2001, primarily due to contract shipments of our new anode bar into the aluminum smelting industry. Sales of rod, bar and other products increased $0.9 million, or 11.6%, to $9.2 million in the third quarter of 2002 from $8.2 million in 2001, reflecting a $2.6 million increase in sales of rod and bar products and a $1.8 million reduction in sales from our distribution center in The Netherlands. Gross profit from rod, bar and other products increased $0.5 million to $0.9 million in the third quarter of 2002 from $0.4 million in 2001, resulting primarily from increased volumes of rod and bar products.

Consolidated gross profit decreased $0.4 million or 3.0% to $14.5 million in the third quarter of 2002 from $14.9 million in 2001. Gross profit in 2002 decreased primarily due to the reduction in selling prices for our wholesale products. Cost to manufacture decreased $.02 per pound in the third quarter of 2002 as compared to 2001, partially due to mix changes but also to our cost reduction initiatives and efficiency gains from our Project 21 capital investments. Gross profit in the third quarter of 2001 has been restated to reflect a reduction in expense of $2.1 million related to the change in method of accounting for our inventories from the LIFO method to the FIFO method. Gross profit in the third quarter of 2001 also includes a charge of $1.4 million for the write-down of excessive or obsolete inventory.

Consolidated selling, general and administrative expenses for the third quarter of 2002 decreased by $0.5 million, or 7.2%, to $7.1 million, compared with $7.6 million in 2001 and remained approximately five percent of sales for both quarters. Excluding $0.6 million of amortization of goodwill in the third quarter of 2001, selling, general and administrative expenses in the third quarter of 2001 were $7.0 million.

Consolidated net interest expense for the third quarter of 2002 increased by $2.6 million to $5.6 million, compared with $3.1 million in 2001. On March 27, 2002, we obtained new financing to replace our old revolving credit facility. We issued $120 million in principal amount of 10.5% Senior Notes and concurrently, we entered into a new secured revolving credit facility. During the third quarter of 2002 there were no outstanding borrowings under our new revolving credit facility as compared to an average of $92.0 million in outstanding borrowings under our old revolving credit facility during the third quarter of 2001. The average interest rate under our old revolving credit facilities was 4.7% in the third quarter of 2001. Interest expense is net of interest income and capitalized interest of $0.1 million and $33 thousand for the three-month period ended September 29, 2002 and $0.1 million and $0.3 million for the three-month period ended September 30, 2001. Interest expense is also net of interest income from loans to the discontinued operations of Wolverine Ratcliffs, Inc. which was $0.1 million for the three month period ended September 29, 2002 and $0.3 million for the three month period ended September 30, 2001.

During the third quarter of 2002, we purchased $8.2 million of our 7.375% Senior Notes in the open market at an average of 88% of face value and with an effective yield of 10.2% and $2.0 million of our 10.5% Senior Notes at 95% of face value and with an effective yield of 11.6%. We recorded a $1.1 million gain from the extinguishment of these Senior Notes and will realize a $0.8 million reduction in annualized interest expense.

Amortization and other expense, net was $0.5 million of expense in the third quarter of 2002, as compared to $0.1 million of income in the third quarter of 2001. Amortization and other, net in 2001 included $0.3 million of foreign currency gains in 2001. These foreign currency gains were largely attributable to fluctuations in the Canadian to U.S. dollar exchange rate. Amortization expense for the third quarter of 2002 increased $0.2 million to $0.4 million, compared to $0.2 million in the third quarter of 2001 due to deferred financing fees incurred as a result of our new financing in March 2002.

The effective tax rate for continuing operations for the third quarter of 2002 was 24.1%, as compared to 23.0% in 2001. The increase in the effective tax rate in the third quarter of 2002 resulted from more income from tax jurisdictions with higher tax rates than in the third quarter of 2001 and from higher statutory tax rates in certain tax jurisdictions. In particular, the tax rate for our operations in China increased from 0% to 7.5% beginning January 1, 2002, reflecting our contractual tax holiday agreement with the Chinese government. Under this agreement, the tax rate will remain at 7.5% for the next three years, increasing in 2005 to a 15% maximum.

Nine-Month Period Ended September 29, 2002 Compared to
Nine-Month Period Ended September 30, 2001

Consolidated net sales from continuing operations decreased by $45.1 million, or 9.6%, to $424.9 million for the nine-month period ended September 29, 2002 from $470.1 million for the nine-month period ended September 30, 2001. Pounds shipped decreased by 7.6 million pounds, or 3.1%, to 238.3 million in 2002 from 245.9 million in 2001. The average COMEX copper price for the nine-month period of 2002 was $0.72 per pound, as compared to $0.75 per pound for the nine-month period of 2001.

Pounds of commercial products shipped decreased by 6.9 million pounds, or 4.1%, to 162.1 million for the nine-month period of 2002 from 169.0 million in 2001. This decrease in shipments was primarily due to decreased shipments of technical tube and to a lesser extent, decreased shipments of industrial tube and alloy tube. Sales of commercial products decreased $34.3 million, or 9.5%, to $326.2 million for the nine-month period of 2002 from $360.5 million in 2001. This decrease in sales was attributable to decreased fabrication revenues, primarily related to the aforementioned lower volumes, modest selling price decreases and a decrease in average COMEX copper prices in 2002. Gross profit from commercial products decreased by $1.0 million, or 2.3%, to $41.2 million for the nine-month period of 2002 from $42.2 million in 2001, primarily due to the aforementioned decreases in volumes and moderate selling price reductions, mitigated by our cost reduction initiatives and efficiency gains from our Project 21 capital investments. Gross profit in 2001 has been restated to reflect additional expense of $4.0 million related to the change in method of accounting for inventories from the LIFO method to the FIFO method as of December 31, 2001. Gross profit in 2001 also includes a charge of $1.4 million for the write-down of excessive or obsolete inventory.

Pounds of wholesale products shipped decreased by 0.1 million pounds, or 0.1%, to 59.5 million for the nine-month period of 2002 from 59.6 million pounds in 2001. Sales of wholesale products decreased $6.2 million, or 8.0%, to $71.5 million for the nine-month period of 2002 from $77.7 million in 2001, due to an approximate 20% reduction in selling prices in this highly competitive commodity market as well as a decrease in average COMEX copper prices in 2002. Gross profit from wholesale products decreased $2.9 million, or 37.7%, to $4.8 million for the nine-month period of 2002 from $7.8 million in 2001, due to the reduction in selling pricing. Gross profit in 2001 has been restated to reflect additional expense of $0.6 million related to the change in method of accounting for our inventories from the LIFO method to the FIFO method as of December 31, 2001.

Pounds of rod, bar and other products shipped decreased by 0.6 million pounds, or 3.6%, to 16.7 million for the nine-month period of 2002 from 17.4 million in 2001, primarily due to the negative impact of a slow economy on the heavy industrial applications of rod and bar products, partially mitigated by contract shipments of our new anode bar. Sales of rod, bar and other products decreased $4.6 million, or 14.6%, to $27.2 million for the nine-month period of 2002 from $31.8 million in 2001, primarily reflecting a reduction in sales from our distribution center in The Netherlands as well as lower shipments of rod and bar. Gross profit from rod, bar and other products decreased $0.6 million, or 22.4%, to $2.0 million for the nine-month period of 2002 from $2.5 million in 2001, due primarily to the reduction in sales from our Netherlands distribution center.

Consolidated gross profit decreased $4.5 million or 8.5% to $48.0 million for the nine-month period of 2002 from $52.5 million in 2001. Gross profit in 2002 decreased primarily due to selling price reductions related to wholesale products and to a lesser extent commercial products as well as lower shipments of technical tube, the impact of which was somewhat mitigated by our cost reduction initiatives and efficiency gains from our Project 21 capital investments. Gross profit in 2001 has been restated to reflect additional expense of $4.6 million related to the change in method of accounting for our inventories from the LIFO method to the FIFO method. Gross profit in 2001 also includes a charge of $1.4 million for the write-down of excessive or obsolete inventory.

Looking ahead and until general economic conditions improve, we may continue to experience soft demand particularly for our value added products and selling pricing pressures for many of our products. Additionally, we may experience a significant increase in pension expense in 2003 compared to 2002, absent any mitigating modifications or cash contributions to our pension plans as well as increases in health care and other insurance related expenses. We are working to offset these potential negative impacts to gross profit through continued realization of cost reductions and efficiency gains from our capital investments, tightly controlled discretionary spending, the introduction of new products and market share gains.

Consolidated selling, general and administrative expenses for the nine-month period of 2002 decreased by $0.7 million, or 3.0%, to $23.2 million, compared with $23.9 million in 2001, while remaining approximately five percent of sales for the nine-month period of both 2002 and 2001. Excluding $1.8 million of amortization of goodwill in the nine-month period of 2001, selling, general and administrative expenses in the nine-month period of 2001 were $22.1 million. Selling, general and administrative expenses increased in 2002 primarily due to a $0.9 million increase in accrued incentive compensation expense.

Consolidated net interest expense for the nine-month period of 2002 increased by $4.9 million, or 49.9%, to $14.9 million, compared with $10.0 million in 2001 due to the previously discussed financing obtained in March, 2002. During the nine-month period of 2002 there was an average of $33.2 million in outstanding borrowings under our revolving credit facilities as compared to an average of $94.0 million in outstanding borrowings under our old revolving credit facility during the nine-month period of 2001. The average interest rate under our new and old revolving credit facilities was 4.8% in the nine-month period of 2002 versus 5.4% under our old revolving credit facility in the nine-month period of 2001. Interest expense is net of interest income and capitalized interest of $0.4 million and $0.2 million for the nine-month period ended September 29, 2002, and $0.6 million and $1.0 million for the nine-month period ended September 30, 2001. Interest expense is also net of interest income from loans to the discontinued operations of Wolverine Ratcliffs, Inc. which was $0.7 million for the nine month period ended September 29, 2002 and $0.8 million for the nine month period ended September 30, 2001.

Amortization and other expense, net was $1.1 million in the nine-month period of 2002, as compared to $19 thousand in 2001. Amortization and other, net in 2002 included $0.3 million of foreign currency losses, as compared to $0.5 million of foreign currency gains in 2001. These foreign currency gains and losses are largely attributable to fluctuations in the Canadian to U.S. dollar exchange rate. Amortization and other, net in 2002 also included $0.3 million of income related to the administration and collection of receivables sold to us by our discontinued operations. Amortization expense for the nine-month period of 2002 increased $0.4 million to $0.9 million compared to $0.5 million in 2001 due to deferred financing fees incurred when we obtained our new financing in March 2002.

The effective tax rate for continuing operations for the nine-month period of 2002 was 29.2%, as compared to 28.4% in 2001. Absent a $0.4 million non-recurring tax benefit recorded for our Canadian operations in the first quarter of 2001, the effective tax rate for the first nine-months of 2001 would have been approximately 30.6%.

Restructuring and Other Charges

2001 Restructuring and Other Charges

During the third quarter of 2001, we recognized restructuring and other charges of $1.5 million, or $1.0 million net of tax, as disclosed in our Form 10-K report as of December 31, 2001. In 2002, we have paid approximately $0.3 million in cash related to this restructuring. We anticipate no further obligations related to this restructuring.

Liquidity and Capital Resources

The primary sources of our liquidity for the nine-months ended September 29, 2002 were cash on hand at the beginning of the year, $118.5 million from the issuance of our 10.5% Senior Notes, borrowings under our revolving credit facilities and $28.1 million of cash provided by operating activities which included state and federal income tax refunds of $7.8 million. We issued the 10.5% Senior Notes and entered into a new revolving credit facility on March 27, 2002 to replace our old revolving credit facility. The primary uses of our funds for the nine-month period of 2002 were $98.9 million to repay our revolving credit facilities, $8.6 million of financing fees related to the issuance of our 10.5% Senior Notes and new revolving credit facility, $9.2 million to purchase our Senior Notes in the open market, $5.4 million for investments in our property, plant and equipment, $1.0 million related to the mandatory redemption of our preferred stock and $1.1 million pertaining to Wolverine Ratcliffs, Inc., discontinued in the fourth quarter of 2001.

The primary sources of our liquidity for the nine months ended September 30, 2001 were cash on hand at the beginning of the year, $20.5 million of cash provided by operations which included state and federal tax refunds of $6.2 million and $21.7 million of borrowings under our old revolving credit facility. The primary uses of our funds for the nine-month period of 2001 were $25.8 million for investments in our property, plant and equipment and $12.2 million pertaining to Wolverine Ratcliffs, Inc., discontinued in the fourth quarter of 2001.

Net cash provided by continuing operating activities was $28.1 million for the nine-month period of 2002 and $20.5 million for the nine-month period of 2001. The net increase in operating cash flows in the nine-month period of 2002 was primarily the result of a decrease in inventory in 2002 relative to 2001 and an increase in accounts payable in 2002 relative to 2001, partially offset by less income in 2002 and an increase in accounts receivable in 2002 relative to 2001.

We have summarized below our payment obligations under the terms of our existing contracts and commercial commitments as of September 29, 2002:

	Payments Due or Commitments Expiring In Period:

(In thousands)	2002	2003	2004	2005	After 2005	Total

Contractual Obligations:
Short-term debt	$643	$—	$—	$—	$—	$643
Long-term debt	—	—	380	380	259,406	260,166
Operating leases	3,071	2,621	2,087	1,489	2,655	11,923
Commitments for capital expenditures	844	—	—	—	—	844

Total contractual obligations	$4,558	$2,621	$2,467	$1,869	$262,061	$273,576

Other commercial commitments:

Standby letters of credit	—	$5,495	—	—	—	$5,495

We have a precious metal leasing program for silver that is essentially a consignment inventory arrangement under which banks provide us with precious metals for a specified period for which we pay a fee. As of September 29, 2002, we had consigned 1.4 million troy ounces of silver approximating a market value of $6.3 million based upon current silver prices. The associated fee for this arrangement is included in the operating lease amounts above.

With our new financing in place and with anticipated cash flow from our continuing operations, we believe that we will be able to satisfy our existing working capital needs, interest obligations and capital expenditure requirements. We will also continue to monitor our cash balances and forecasted cash flows and evaluate opportunities to purchase our Senior Notes in the open market. However, to date in the fourth quarter of 2002, we have not made any such purchases.

Capital expenditures for continuing operations were $5.4 million in the nine-month period of 2002 as compared to $25.8 million in the nine-month period of 2001, primarily due to decreased spending under our capital improvement program, Project 21. We currently expect to spend approximately $9 to $10 million for capital items in the year 2002. Our capital expenditures include asset replacement, environmental compliance and asset improvement items.

The ratio of current assets to current liabilities was 4.3 at September 29, 2002 and 3.8 at September 30, 2001.

Other Financial Considerations

Our pension plans’ assets and liabilities are measured at December 31 each year for financial reporting purposes. Recent market returns on assets, particularly this year, have been substantially below assumed rates of return. Additionally, with the decline in interest rates, we expect a corresponding decrease in the discount rate used to estimate our pension liabilities, which increases the value of our pension liabilities. Based on actual year to date asset returns through August 31, 2002, anticipated asset returns for the remainder of 2002 and current interest rates, we expect to record a non-cash additional minimum pension liability approximating $17 million at December 31, 2002 for our U.S. based plans. We have not yet received a completed analysis from our actuaries for our Canadian based plans and thus cannot estimate the amount, if any, of additional minimum liability for those plans. If asset returns improve or interest rates increase before year-end, the charge could be lower. However, if conditions worsen the charge could increase. This charge does not impact 2002 reported earnings as the offset is recorded in other comprehensive income and does not necessarily impact future cash contributions required to be made to the pension trusts. However, based on these assumptions and absent any mitigating modifications or cash contributions to the plans, we expect pension expense to increase approximately $3.9 million in 2003 as compared to 2002 related to our continuing operations. While we are evaluating making non-mandatory cash contributions to our plans in 2002 and 2003, we do not anticipate a mandatory contribution to the plans until 2003, approximating $0.6 million related to our continuing operations. We are not yet able to estimate the mandatory contribution amount in 2003 related to our discontinued operations until we receive a completed analysis from our actuaries reflecting curtailment of the plan.

In October 2002, we completed an interest rate swap on $50.0 million notional amount of our 7.375% Senior Notes. The terms of the interest rate swap are a semi-annual payment date of February 1 and August 1, a floating rate option of the six-month LIBOR rate plus a spread of 3.76% and a termination date of August 1, 2008. We anticipate that the terms of the swap will reduce our interest expense in 2003 by approximately $1.0 million assuming current interest rates as of October 31, 2002.

Environmental

Our facilities and operations are subject to extensive environmental laws and regulations. During the three and nine-month periods ended September 29, 2002, we spent approximately $0.1 million and $0.6 million respectively, on environmental matters, which included remediation costs, monitoring costs, and legal and other costs. We have a reserve of $1.4 million for environmental remediation costs which is reflected in our Condensed Consolidated Balance Sheet. Based on currently available information, we believe that the costs of the environmental matters described below are not reasonably likely to have a material adverse effect on our business, financial condition or results of operations.

Decatur, Alabama

In 1999, we entered into a new Consent Order under Section 3008(h) of the Resource Conservation and Recovery Act. This order incorporated the Corrective Measures Study, commonly referred to as the CMS, submitted to the EPA regarding a waste burial site at the Decatur, Alabama facility. The order also included an upgrade to an existing chrome ground water remediation system. The CMS proposed current monitoring and site maintenance. The

2002 Annual Groundwater Monitoring and Effectiveness Report submitted to the EPA shows that the area of groundwater plume has receded significantly. The report also shows continued reductions in the concentration level of contamination. Both of these are attributed to the effectiveness of the vacuum enhancement modifications made to the groundwater recovery system.

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

In July of 2000, we notified the Alabama Department of Environmental Management that we detected low levels of volatile organic compounds and petroleum hydrocarbons in the ground water at the Decatur, Alabama facility during the expansion of the facility. On June 13, 2001, we received a letter from the department stating that a preliminary assessment would be forthcoming. We expect to further define the extent of any contamination and execute any necessary remedies upon receiving the department’s assessment. We may voluntarily institute a pump and treat system in order to begin remediation of the contamination.

The estimated remaining investigative, monitoring, remedial, legal and other costs related to the environmental matters of our Decatur, Alabama facility are $0.9 million.

Ardmore, Tennessee

On December 28, 1995, we entered into a Consent Order and Agreement with the Tennessee Division of Superfund, or Tennessee Division, relating to the Ardmore, Tennessee facility, under which we agreed to conduct a preliminary investigation on whether volatile organic compounds detected in and near the municipal drinking water supply are related to the Ardmore facility and, if necessary, to undertake an appropriate response. That investigation revealed contamination, including elevated concentrations of volatile organic compounds, in the soil in areas of the Ardmore facility and also revealed elevated levels of certain volatile organic compounds in the shallow residuum ground water zone at the Ardmore facility.

Under the terms of the order, we submitted a Remedial Investigation and Feasibility Study work plan, which was accepted by the Tennessee Division, and we have initiated this work plan. The Tennessee Division approved the Groundwater Assessment Plan as a supplement to the work plan, and additional groundwater sampling to determine the lateral and vertical extent of possible contamination began in July 2000. The data from the ground water assessment, the subsequent risk assessment and a preliminary review of remedial alternatives completed the work plan portion of the project which was submitted to the Tennessee Division on April 26, 2002. The

Tennessee Division is evaluating the Remedial Investigation and Feasibility Study and has indicated that they will provide any comments or questions regarding the plan by the end of 2002. No comments related to the Remedial Investigation and Feasibility Study have been received as of this date. We continue the monitoring and analysis program in compliance with the consent agreement. On June 13, 2001, we purchased 22 acres immediately north of the Ardmore facility because of the potential migration of ground water contamination to this property. We believe that owning the property will reduce both potential liability and long-term remediation costs. We are proposing to the Tennessee Division that an interim corrective measure be implemented at the facility. The interim measure will consist of a system to extract water and vapors from the areas of highest concentration. The system can be expanded to conduct additional remediation if required. Based on recent testing efforts at the facility and the available information, we preliminarily estimate that it will cost between $0.4 million and $1.5 million to complete the investigation and develop the remediation plans for this site.

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

Altoona, Pennsylvania

We have entered our Altoona, Pennsylvania facility into the State of Pennsylvania Department of Environmental Protection Act II Program. The program addresses contamination issues related to closed hazardous waste lagoons and oil contamination of soil at this facility. The hazardous waste lagoons were closed in 1982 by the previous owner. The program is a voluntary site remediation program, which allows us to direct the site evaluation and any eventual remediation. Remaining costs to complete the investigation phase of the program are estimated to be $0.1 million. Once the investigation phase is completed, a decision on remediation, if any, will be made. Insufficient information exists at this point to estimate any remediation costs or if remediation will be required. It is our position that the previous owner indemnified us for any liability in the matter. We are pursuing this indemnification with Millennium Chemicals, formerly National Distillers, and, therefore, do not believe that it is reasonably likely to have a material adverse impact on our business, financial condition or results of operations.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Certain of the statements and subject areas contained herein in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are made pursuant to the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding our goals, beliefs, plans or current expectations, taking into account the information currently available to our management. Forward-looking statements include all statements that do not relate solely to current or historical fact. For example, when we use such words as “anticipate,” “intend,” “expect,” “believe,” “plan,” “may,” “should,” “would” or other words that convey uncertainty of future events or outcome, we are making forward-looking statements. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future– including statements relating to operating performance, restructuring strategies, property, plant and equipment expenditures and sources and uses of cash–are forward-looking statements. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those stated or implied by such forward-looking statements. We undertake no obligation to publicly release any revision of any forward-looking statements contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

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

Interest Rate Risk

The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our total long-term fixed interest rate debt as of September 29, 2002 was $233 million, versus a carrying value of $258 million. The estimated fair market value of our debt is based upon the indicative bid price for our Senior Notes which approximates their trade value. The yield implicit in the value of the 7.375% Senior Notes is 10.95% and 11.62% for the 10.5% Senior Notes. A 1% increase from prevailing interest rates would result in a decrease in fair value of this debt by approximately $10 million as of September 29, 2002.

In October 2002, we completed an interest rate swap on $50.0 million notional amount of our 7.375% Senior Notes. The terms of the interest rate swap are a semi-annual payment date of February 1 and August 1, a floating rate option of the six-month LIBOR rate plus a spread of 3.76% and a termination date of August 1, 2008. The interest rate swap will be accounted for in accordance with SFAS No. 133 (subsequently amended by SFAS No. 137 and 138) Accounting For Derivative Instruments and Hedging Activities as a fair value hedge and because the terms of the debt and the payments to be received on the swap coincide, the hedge will be considered perfectly effective against the changes in the fair value of the debt over its term.

Commodity Price Risk

In connection with the sale of some raw materials, principally copper, we have entered into commodity forward contracts as we deemed appropriate to reduce the risk of price increases with respect to both firm-price sale commitments and anticipated sales. These forward contracts are accounted for as hedges in accordance with SFAS No. 133. As of September 29, 2002, we had entered into contracts hedging the raw material requirements for committed and anticipated future sales through March 2004 having a notional value of $42.1 million. The estimated fair value of these outstanding contracts was a liability of approximately ($2.9) million as of September 29, 2002. A 10% decline in commodity prices would decrease the estimated fair value of these outstanding contracts by $3.9 million at September 29, 2002.

We entered into commodity forward contracts in April 2002 to sell copper in December 2002 with a notional value of $20.9 million and in December 2003 with a notional value of $5.0 million. We entered these forward contracts in order to mitigate the impact of fluctuating copper prices with regard to the valuation of our inventory balances. These forward contracts were not designated as effective hedges and therefore they are marked to market each month with gains and losses recorded in cost of goods sold. The estimated fair value of these outstanding contracts was a gain of approximately $2.4 million as of September 29, 2002. A 10% increase in commodity prices would decrease the estimated fair value of these outstanding contracts by $2.8 million at September 29, 2002.

In connection with the purchase of natural gas, we have entered into commodity futures contracts for natural gas to reduce our risk of future price increases. These contracts are accounted for as hedges in accordance with SFAS No. 133 and accordingly, gains and losses are recognized when the hedged natural gas purchases occur in cost of goods sold. Gains and losses on natural gas futures contracts that are designated as cash flow hedges are recognized in comprehensive income until the anticipated natural gas purchase occurs or is no longer probable. As of September 29, 2002, we had commodity futures contracts to purchase natural gas for the period November 2002 through December 2002 with a notional amount of $0.4 million and an unrealized gain of $0.1 million, based on futures prices as of September 29, 2002. The effect of a 10% decline in commodity prices as of September 29, 2002 for these futures contracts would result in a potential loss in fair value of approximately $0.1 million.

Foreign Currency Risk

Some of our operations use foreign exchange forwards to hedge fixed purchase and sales commitments denominated in a foreign currency. Our foreign currency exposures relate primarily to nonfunctional currency transactions denominated in Euros and British pounds. We do not enter into forward exchange contracts for trading purposes. Realized gains and losses on the contracts are included in other income and expense. As of September 29, 2002, we had forward exchange contracts outstanding to purchase foreign currency with a notional amount of $0.5 million and to sell foreign currency with a notional amount of $1.2 million. As of September 29, 2002, we had an insignificant unrealized loss associated with these forward contracts. The potential loss in fair value for these forward contracts from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $0.2 million.

ITEM 4.       CONTROLS AND PROCEDURES

(a)	Within the 90 days preceding the filing of this report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, Dennis J. Horowitz, and the Chief Financial Officer, James E. Deason, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-14. Based upon that evaluation, Messrs. Horowitz and Deason have concluded that the Company’s disclosure controls and procedures are functioning effectively to provide reasonable assurance that the Company is meeting its disclosure obligations.

(b)	There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls since the date of Messrs. Horowitz’s and Deason’s most recent review of the Company’s internal control systems. The design of any system of internal controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goal under all potential future conditions, regardless of how remote.

PART II.       OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

There were no material legal proceeding developments during the three-month period ended September 29, 2002.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

10.1	Amendment No.1 to Credit Agreement dated as of September 27, 2002 by and among the Company, its U.S. and Canadian Subsidiaries and the lenders named therein.

10.2	First Amendment to Pledge Agreement dated as of August 30, 2002 by and among the Company, its U.S. Subsidiaries, Wolverine Tube (Shanghai) Co., Ltd and Wachovia Bank, N.A.

10.3	Joinder Agreement dated as of September 27, 2002 by and among Wolverine Joining Technologies, LLC, Small Tube Manufacturing, LLC, Wolverine Finance, LLC, the Company and Wachovia Bank, N.A.

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

A current report on Form 8-K was filed August 9, 2002 related to the results for the second quarter of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

WOLVERINE TUBE, INC.

By:	/s/	James E. Deason

Name:		James E. Deason
Title:		Executive Vice President, Chief Financial Officer, Secretary and Director

Dated:		November 13, 2002

Chief Executive Officer Certification

I, Dennis J. Horowitz, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Wolverine Tube, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002

/s/ Dennis J. Horowitz

Dennis J. Horowitz
Chairman, President, Chief Executive Officer and Director

Chief Financial Officer Certification

I, James E. Deason, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Wolverine Tube, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ James E. Deason

James E. Deason
Executive Vice President, Chief Financial Officer, Secretary and Director