Form 10-Q
period 2001-03-30
WOLVERINE TUBE INC
filed 2003-05-14
CIK 821407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 30, 2003

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ______________

Commission file number 1-12164

WOLVERINE TUBE, INC.
(Exact name of registrant as specified in its charter)

Delaware	63-0970812

(State of Incorporation)	(IRS Employer Identification No.)

200 Clinton Avenue West, Suite 1000
Huntsville, Alabama	35801

(Address of Principal Executive Offices)	(Zip Code)

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

YES ☒ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date:

Class	Outstanding as of May 1, 2003

Common Stock, $0.01 Par Value	12,279,654 Shares

FORM 10-Q

QUARTERLY REPORT

		Page No.

	PART I

Item 1.	Financial Statements

	Condensed Consolidated Statements of Income (Unaudited)— Three-Month Periods Ended March 30, 2003 and March 31, 2002	1

	Condensed Consolidated Balance Sheets March 30, 2003 and December 31, 2002	2

	Condensed Consolidated Statements of Cash Flows (Unaudited)— Three-Month Periods Ended March 30, 2003 and March 31, 2002	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	25

	PART II

Item 1.	Legal Proceedings	26

Item 6.	Exhibits and Reports on Form 8-K	26

ITEM 1.	FINANCIAL STATEMENTS

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three-month period ended:

	March 30, 2003	March 31, 2002

(In thousands except per share amounts)
Net sales	$143,497	$137,543
Cost of goods sold	128,875	123,220

Gross profit	14,622	14,323
Selling, general and administrative expenses	8,142	7,904

Income from operations	6,480	6,419
Other expenses:
Interest expense, net	5,178	3,730
Amortization and other, net	542	78

Income before income taxes	760	2,611
Income tax provision	122	923

Net income	638	1,688
Less preferred stock dividends	—	(58)

Net income applicable to common shares	$638	$1,630

Net income per common share -basic	$0.05	$0.13
Basic weighted average number of common shares	12,262	12,148
Net income per common share -diluted	$0.05	$0.13
Diluted weighted average number of common and common equivalent shares	12,398	12,269

See Notes to Condensed Consolidated Financial Statements.

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 30,	December 31,
	2003	2002

(In thousands except share and per share amounts)	(Unaudited)	(Note)
Assets
Current assets
Cash and equivalents	$35,166	$53,920
Accounts receivable, net	85,524	65,212
Inventories	94,974	85,485
Refundable income taxes	7,206	6,347
Prepaid expenses and other	8,471	8,055

Total current assets	231,341	219,019
Property, plant and equipment, net	207,907	208,999
Deferred charges, net	14,596	13,811
Goodwill, net	100,110	100,100
Assets held for sale	8,886	8,791
Prepaid pensions	19	—

Total assets	$562,859	$550,720

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$34,926	$30,290
Accrued liabilities	19,658	19,293
Short-term borrowings	1,401	1,217

Total current liabilities	55,985	50,800
Deferred income taxes	11,308	11,902
Long-term debt	255,290	255,712
Pension liabilities	15,913	14,540
Postretirement benefit obligation	16,088	15,666
Accrued environmental remediation	1,330	1,465

Total liabilities	355,914	350,085
Stockholders’ equity
Common stock, par value $0.01 per share; 40,000,000 shares authorized; 14,326,239 shares issued as of March 30, 2003 and December 31, 2002	143	143
Additional paid-in capital	103,218	103,213
Retained earnings	165,185	164,547
Unearned compensation	(247)	(302)
Accumulated other comprehensive loss	(23,979)	(29,591)
Treasury stock, at cost; 2,063,800 shares as of March 30, 2003 and December 31, 2002	(37,375)	(37,375)

Total stockholders’ equity	206,945	200,635

Total liabilities and stockholders’ equity	$562,859	$550,720

Note:	The Balance Sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. See Notes to Condensed Consolidated Financial Statements

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three-month period ended:

	March 30, 2003	March 31, 2002

(In thousands)
Operating Activities
Net income	$638	$1,688
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	4,617	4,153
Deferred income taxes	38	—
Other non-cash items	83	58
Changes in operating assets and liabilities:
Accounts receivable, net	(18,887)	(19,873)
Inventories	(8,014)	5,445
Refundable income taxes	(954)	214
Prepaid expenses and other	(1,595)	274
Accounts payable	3,963	(3,070)
Accrued liabilities including pension, postretirement benefit and environmental	1,246	(70)

Net cash used for operating activities	(18,865)	(11,181)
Investing Activities
Additions to property, plant and equipment	(872)	(1,948)
Financing Activities
Financing fees and expenses paid	(27)	(6,843)
Net borrowings (payments) on revolving credit facilities	145	(93,652)
Net increase in note payable	—	1,711
Proceeds from issuance of senior notes	—	118,546
Issuance of common stock	—	22
Redemption of preferred stock	—	(1,000)
Dividends paid on preferred stock	—	(58)

Net cash provided by financing activities	118	18,726
Effect of exchange rate on cash and equivalents	1,273	(115)

Net cash provided by (used for) continuing operations	(18,346)	5,482
Net cash provided by (used for) discontinued operations	(408)	139

Net increase (decrease) in cash and equivalents	(18,754)	5,621
Cash and equivalents at beginning of period	53,920	22,739

Cash and equivalents at end of period	$35,166	$28,360

See Notes to Condensed Consolidated Financial Statements.

Wolverine Tube, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 30, 2003
(Unaudited)

NOTE 1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Wolverine Tube, Inc. (the “Company”) and its majority-owned subsidiaries after elimination of significant intercompany accounts and transactions. References to the “Company”, “we” or “us” refer to Wolverine Tube, Inc. and its consolidated subsidiaries, unless the context otherwise requires. The accompanying condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying condensed consolidated financial statements (and all information in this report) have not been examined by independent auditors; but, in the opinion of management, all adjustments, which consist of normal recurring accruals necessary for a fair presentation of the results for the periods, have been made. The results of operations for the three-month period ended March 30, 2003 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2002.

We use our internal operational reporting cycle for quarterly financial reporting.

NOTE 2.	CONTINGENCIES

We are subject to extensive environmental regulations imposed by federal, state, provincial and local authorities in the United States, Canada, China and Portugal with respect to emissions to air, discharges to waterways, and the generation, handling, storage, transportation, treatment and disposal of waste materials, and we have received various communications from regulatory authorities concerning environmental matters. We have accrued undiscounted estimated environmental remediation costs of $1.3 million at March 30, 2003, consisting primarily of $0.6 million for the Decatur, Alabama facility, $20,000 for the Greenville, Mississippi facility, $28,000 for the Altoona, Pennsylvania facility and $0.7 million for the Ardmore, Tennessee facility. Based on information currently available, we believe that the ultimate costs for these matters are not reasonably likely to have a material effect on our business, financial condition or results of operations. However, actual costs related to environmental matters could differ materially from the amounts we estimated and accrued at March 30, 2003 and could result in additional exposure if these environmental matters are not resolved as anticipated.

NOTE 3.	INVENTORIES

Inventories are as follows:

	March 30, 2003	December 31, 2002

(In thousands)
Finished products	$29,834	$25,750
Work-in-process	19,720	16,027
Raw materials and supplies	45,420	43,708

Totals	$94,974	$85,485

NOTE 4.	INTEREST EXPENSE, NET

Interest expense is net of interest income and capitalized interest of $0.1 million and $17,000, respectively, for the three-month period ended March 30, 2003, and $25,000 and $6,000, respectively, for the three-month period ended March 31, 2002. Interest expense in the first quarter of 2002 is also net of interest income from loans to the discontinued operations of Wolverine Ratcliffs, Inc. of $0.4 million.

NOTE 5.	DEBT

Long-term debt consists of the following:

	March 30, 2003	December 31, 2002

(In thousands)
Senior Notes, 10.5%, due April 2009	$118,000	$118,000
Discount on 10.5% Senior Notes, original issue discount amortized over 7 years	(1,222)	(1,272)
Senior Notes, 7.375%, due August 2008	136,582	137,123
Discount on 7.375% Senior Notes, original issue discount amortized over 10 years	(153)	(161)
Netherlands facility, 5.13%, due on demand	1,391	1,205
Other foreign facilities	2,093	2,034

	256,691	256,929
Less short-term borrowings	(1,401)	(1,217)

Totals	$255,290	$255,712

As of March 30, 2003, we had no outstanding obligations under our secured revolving credit facility. We had approximately $5.5 million of standby letters of credit outstanding that are collateralized with our secured revolving credit facility and approximately $32.0 million (subject to a $2.0 million excess availability requirement) in additional borrowing availability thereunder.

In October 2002, we completed an interest rate swap on $50 million notional amount of our 7.375% Senior Notes. As of March 30, 2003, we recorded the fair market value of the interest rate swap of $0.2 million as other liabilities with a corresponding decrease to the hedged debt, with equal and offsetting unrealized gains and losses included in other income (expense), net. As of December 31, 2002, we recorded the fair market value of the interest rate swap of $0.4 million as other assets with a corresponding increase to the hedged debt with equal and offsetting unrealized gains and losses included in other income (expense), net.

NOTE 6.	STOCK-BASED COMPENSATION PLANS

	March 30, 2003	March 31, 2002

(In thousands, except per share amounts)
Net income applicable to common shares, as reported	$638	$1,630
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(203)	(248)

Pro forma net income applicable to common shares	$435	$1,382

Earnings per share:
Basic – as reported	$0.05	$0.13
Basic – pro forma	$0.04	$0.11

Diluted – as reported	$0.05	$0.13
Diluted – pro forma	$0.04	$0.11

NOTE 7.	COMPREHENSIVE INCOME

Comprehensive income is as follows:

	Three-month period ended:

	March 30, 2003	March 31, 2002

(In thousands)
Net income	$638	$1,688
Translation adjustment for financial statements denominated in a foreign currency	5,403	(122)
Unrealized gain on cash flow hedges, net of tax	317	2,796
Minimum pension liability adjustment, net of tax	(108)	—

Comprehensive income	$6,250	$4,362

NOTE 8.	INDUSTRY SEGMENTS

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

Summarized financial information concerning our reportable segments is shown in the following table:

			Rod, Bar
	Commercial	Wholesale	& Other	Consolidated

(In thousands)
Three-month period ended March 30, 2003
Net sales	$110,320	$23,937	$9,240	$143,497
Gross profit	13,778	64	780	14,622
Three-month period ended March 31, 2002
Net sales	$106,353	$22,004	$9,186	$137,543
Gross profit	12,174	1,590	559	14,323

NOTE 9.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three-month period ended:
	March 30,	March 31,
	2003	2002

(In thousands, except per share data)
Net income	$638	$1,688
Dividends on preferred stock	—	(58)

Net income applicable to common shares	$638	$1,630

Basic weighted average common shares	12,262	12,148
Stock options and restricted shares	136	121

Diluted weighted average common and common equivalent shares	12,398	12,269

Net income per common share – basic	$0.05	$0.13

Net income per common share – diluted	$0.05	$0.13

NOTE 10.	DISCONTINUED OPERATIONS

During the year ended December 31, 2001, we decided to discontinue the operations of Wolverine Ratcliffs, Inc. (“WRI”), which were previously included in the rod, bar and other products segment. Accordingly, the operating results of WRI are reported in discontinued operations in the consolidated financial statements. In 2002, we stopped all manufacturing operations of WRI and we liquidated substantially all of its inventory and net receivables. We began liquidating equipment of WRI in 2002 and are continuing to pursue opportunities to dispose of the remainder of the equipment, land and building in 2003. In the fourth quarter of 2002, we recorded a $2.5 million ($1.6 million after tax) loss from discontinued operations for remaining estimated closing costs in excess of the provision for losses that we recorded in the fourth quarter of 2001. In 2002, we realized approximately $10.0 million of pretax proceeds from the collection of receivables and sale of assets of the business, net of our cash payments to settle the liabilities of the discontinued operations during the twelve months ended December 31,

2002, the majority of which is recorded in continuing operations in that certain accounts receivable and inventories were transferred to continuing operations.

Operating results of the discontinued WRI operations, which were charged to previously established reserves, are as follows:

	Three month period ended:

	March 30, 2003	March 31, 2002

(In thousands)
Net sales	$(14)	$8,126
Loss before income tax benefit	(25)	(2,125)
Income tax benefit	—	(665)

Net loss	(25)	(1,460)

Assets and liabilities of the discontinued WRI operations have been reflected in the consolidated balance sheets as current or non-current based on the original classification of these accounts, net of any necessary valuation allowances, except that property, plant and equipment to be disposed in the amount of $3.5 million, net of a necessary valuation allowance, have been included in “assets held for sale”. Although we believe we have appropriately reduced the carrying value of the assets to their estimated recoverable amounts, net of disposal costs where appropriate, actual results could be different and the difference will be reported in discontinued operations in future periods.

Net liabilities of the discontinued WRI operations are as follows:

	March 30, 2003	December 31, 2002

(In thousands)
Cash and equivalents	$9	$44
Other current assets	992	880
Assets held for sale	3,458	3,363
Other assets	62	122
Current liabilities	(4,065)	(4,321)
Other liabilities	(965)	(897)

Net liabilities of discontinued operations	$(509)	$(809)

NOTE 11.	RECENT PRONOUNCEMENTS

In January 2003, Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” was issued, requiring the accounts of a variable interest entity to be included in the consolidated financial statements of a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities, or entitled to receive a majority of the entity’s residual returns, or both. Interpretation No. 46 also requires certain disclosures regarding a variable interest entity in which a company has a significant variable interest but is not required to include its accounts in the company’s consolidated financial statements. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003 and in the first fiscal year or interim period beginning after June 15, 2003 for entities existing on or before January 31, 2003. Certain of the disclosure requirements apply to financial statements issued after January 31, 2003, regardless of the date on which the variable interest entity was created. We have evaluated the provisions of this interpretation and have concluded that we have no variable interest entities and that the interpretation will have no effect on our consolidated financial statements.

In 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, which is adjusted to its present value each subsequent period. In addition, companies must capitalize a corresponding amount by increasing the carrying amount of the related long-lived asset, which is depreciated over the useful life of the related long-lived asset. We adopted SFAS No. 143 on January 1, 2003 and it had no material impact on our consolidated financial position or results of operations.

NOTE 12.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed consolidating financial information for: (a) Wolverine Tube, Inc. (the “Parent”) on a stand-alone basis; (b) on a combined basis, the guarantors of the 10.5% Senior Notes and 7.375% Senior Notes (“Subsidiary Guarantors”), which include TF Investor, Inc.; Tube Forming, L.P.; Wolverine Finance, LLC; Wolverine China Investments, LLC; STPC Holding, Inc.; Small Tube Manufacturing, LLC; Wolverine Joining Technologies, LLC; and Tube Forming Holdings, Inc.; and (c) on a combined basis, the Non-Guarantor Subsidiaries, which include Wolverine Tube (Canada) Inc.; WT Holding Company, Inc.; 3072451 Nova Scotia Company; 3072452 Nova Scotia Company; 3072453 Nova Scotia Company; Wolverine Tube Canada Limited Partnership; Wolverine Tube (Shanghai) Co., Limited; Wolverine European Holdings BV; Wolverine Tube Europe BV; Wolverine Tube, BV; Wolverine Tubagem (Portugal), Lda; Wolverine Joining Technologies Canada, Inc.; Ratcliffs Copper and Brass Sales, Ltd.; Wolverine Europe; Wolverine Asia, Limited; and Small Tube Europe NV. Each of the Subsidiary Guarantors is wholly-owned by Wolverine Tube, Inc. The guarantees issued by each of the Subsidiary Guarantors are full, unconditional, joint and several. Accordingly, separate financial statements of the wholly-owned Subsidiary Guarantors are not presented because the Subsidiary Guarantors are jointly, severally and unconditionally liable under the guarantees, and we believe separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors. Furthermore, there are no significant legal restrictions on the Parent’s ability to obtain funds from its subsidiaries by dividend or loan.

The parent is comprised of Alabama, Oklahoma, Tennessee, and Mississippi manufacturing operations and certain corporate management, sales and marketing, information services and finance functions.

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
For the Three Months Ended March 30, 2003

(Unaudited)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)
Net sales	$76,763	$32,479	$46,030	$(11,775)	$143,497
Cost of goods sold	71,328	27,858	41,464	(11,775)	128,875

Gross profit	5,435	4,621	4,566	—	14,622
Selling, general and administrative expenses	6,310	800	1,032	—	8,142

Operating income (loss)	(875)	3,821	3,534	—	6,480
Other (income) expenses:
Interest expense, net	5,257	(3)	(76)	—	5,178
Amortization and other, net	2,169	(2,988)	1,361	—	542

Income (loss) before income taxes	(8,301)	6,812	2,249	—	760
Income tax provision (benefit)	(2,783)	2,496	409	—	122

Income (loss) net of tax	(5,518)	4,316	1,840	—	638
Equity in earnings of subsidiaries	6,156	—	—	(6,156)	-

Net income (loss)	$638	$4,316	$1,840	$(6,156)	$638

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
For the Three Months Ended March 31, 2002

(Unaudited)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)
Net sales	$70,768	$32,754	$43,674	$(9,653)	$137,543
Cost of goods sold	66,327	28,394	38,152	(9,653)	123,220

Gross profit	4,441	4,360	5,522	—	14,323
Selling, general and administrative expenses	6,334	787	783	—	7,904

Operating income (loss)	(1,893)	3,573	4,739	—	6,419
Other (income) expenses:
Interest expense, net	4,087	(5)	(352)	—	3,730
Amortization and other, net	386	(940)	632	—	78

Income (loss) before income taxes	(6,366)	4,518	4,459	—	2,611
Income tax provision (benefit)	(2,238)	1,814	1,347	—	923

Income (loss) net of tax	(4,128)	2,704	3,112	—	1,688
Equity in earnings of subsidiaries	5,816	—	—	(5,816)	—

Net income (loss)	$1,688	$2,704	$3,112	$(5,816)	$1,688

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
March 30, 2003

(Unaudited)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)
Assets
Current assets
Cash and equivalents	$11,784	$—	$23,382	$—	$35,166
Accounts receivable, net	242	57,418	27,864	—	85,524
Inventories	51,580	19,266	24,128	—	94,974
Refundable income taxes	12,294	(3,919)	(1,169)	—	7,206
Prepaid expenses and other	5,455	1,949	1,067	—	8,471

Total current assets	81,355	74,714	75,272	—	231,341
Property, plant and equipment, net	137,801	33,012	37,094	—	207,907
Deferred charges, net	12,780	395	1,421	—	14,596
Goodwill, net	23,154	75,521	1,435	—	100,110
Assets held for sale	5,428	—	3,458	—	8,886
Prepaid pensions	—	—	19	—	19
Investments in subsidiaries	380,035	302	—	(380,337)	—

Total assets	$640,553	$183,944	$118,699	$(380,337)	$562,859

Liabilities and Stockholders Equity
Current liabilities
Accounts payable	$18,198	$4,747	$11,981	$—	$34,926
Accrued liabilities	11,310	1,211	7,137	—	19,658
Short-term borrowings	—	—	1,401	—	1,401
Intercompany balances	114,117	(109,449)	(4,668)	—	—

Total current liabilities	143,625	(103,491)	15,851	—	55,985
Deferred income taxes	12,321	7,385	(8,398)	—	11,308
Long-term debt	253,207	—	2,083	—	255,290
Pension liabilities	12,583	—	3,330	—	15,913
Postretirement benefit obligation	10,550	—	5,538	—	16,088
Accrued environmental remediation	1,322	—	8	—	1,330

Total liabilities	433,608	(96,106)	18,412	—	355,914

Stockholders’ equity	206,945	280,050	100,287	(380,337)	206,945

Total liabilities and stockholders’ equity	$640,553	$183,944	$118,699	$(380,337)	$562,859

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
December 31, 2002

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)
Assets
Current assets
Cash and equivalents	$22,461	$—	$31,459	$—	$53,920
Accounts receivable, net	275	43,027	21,910	—	65,212
Inventories	47,731	15,964	21,790	—	85,485
Refundable income taxes	10,796	(2,703)	(1,746)	—	6,347
Prepaid expenses and other	5,032	2,496	527	—	8,055

Total current assets	86,295	58,784	73,940	—	219,019
Property, plant and equipment, net	140,036	33,727	35,236	—	208,999
Deferred charges, net	12,411	23	1,377	—	13,811
Goodwill, net	23,154	75,521	1,425	—	100,100
Assets held for sale	5,428	—	3,363	—	8,791
Investments in subsidiaries	368,585	302	—	(368,887)	—

Total assets	$635,909	$168,357	$115,341	$(368,887)	$550,720

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$18,310	$2,714	$9,267	$(1)	$30,290
Accrued liabilities	10,831	1,001	7,461	—	19,293
Short-term borrowings	—	—	1,217	—	1,217
Intercompany balances	116,757	(118,477)	1,720	—	—

Total current liabilities	145,898	(114,762)	19,665	(1)	50,800
Deferred income taxes	12,321	7,385	(7,804)	—	11,902
Long-term debt	253,689	—	2,023	—	255,712
Pension liabilities	11,307	—	3,233	—	14,540
Postretirement benefit obligation	10,602	—	5,064	—	15,666
Accrued environmental remediation	1,457	—	8	—	1,465

Total liabilities	435,274	(107,377)	22,189	(1)	350,085

Stockholders’ equity	200,635	275,734	93,152	(368,886)	200,635

Total liabilities and stockholders’ equity	$635,909	$168,357	$115,341	$(368,887)	$550,720

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the three-month period ended March 30, 2003

(Unaudited)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)
Operating Activities
Net income (loss)	$638	$4,316	$1,840	$(6,156)	$638
Depreciation and amortization	3,056	857	704	—	4,617
Other non-cash items	73	10	38	—	121
Equity in earnings of subsidiaries	(6,156)	—	—	6,156	—
Changes in operating assets and liabilities	(7,060)	(12,274)	(4.907)	—	(24,241)

Net cash used for operating activities	(9,449)	(7,091)	(2,325)	—	(18,865)
Investing Activities
Additions to property, plant and equipment	(486)	(143)	(243)	—	(872)
Financing Activities
Financing fees and expenses paid	(27)	—	—	—	(27)
Net borrowings (payments) on revolving credit facilities	(392)	392	145	—	145
Intercompany borrowings (payments)	(323)	6,842	(6,519)	—	—

Net cash provided by (used for) financing activities	(742)	7,234	(6,374)	—	118
Effect of exchange rate on cash and equivalents	—	—	1,273	—	1,273

Net cash used for continuing operations	(10,677)	—	(7,669)	—	(18,346)
Net cash used for discontinued operations	—	—	(408)	—	(408)

Net decrease in cash and equivalents	(10,677)	—	(8,077)	—	(18,754)
Cash and equivalents at beginning of period	22,461	—	31,459	—	53,920

Cash and equivalents at end of period	$11,784	$—	$23,382	$—	$35,166

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the three-month period ended March 31, 2002

(Unaudited)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)
Operating Activities
Net income (loss)	$1,688	$2,704	$3,112	$(5,816)	$1,688
Depreciation and amortization	2,771	822	560		4,153
Other non-cash items	91	—	(33)	—	58
Equity in earnings of subsidiaries	(5,816)			5,816	—
Changes in operating assets and liabilities	802	(11,370)	(6,512)		(17,080)

Net cash used for operating activities	(464)	(7,844)	(2,873)	—	(11,181)
Investing Activities
Additions to property, plant and equipment	(1,776)	(159)	(13)	—	(1,948)
Financing Activities
Financing fees and expenses paid	(6,843)	—	—	—	(6,843)
Net borrowings (payments) on revolving credit facilities	(92,904)	—	(748)	—	(93,652)
Intercompany borrowings (payments)	(5,328)	8,003	(2,675)		—
Net increase in note payable	—	—	1,711	—	1,711
Proceeds from issuance of senior notes	118,546	—	—	—	118,546
Issuance of common stock	22	—	—	—	22
Redemption of preferred stock	(1,000)	—	—	—	(1,000)
Dividends paid on preferred stock	(58)	—	—	—	(58)

Net cash provided by (used for) financing activities	12,435	8,003	(1,712)	—	18,726
Effect of exchange rate on cash and equivalents	—	—	(115)	—	(115)

Net cash provided by (used for) continuing operations	10,195	—	(4,713)	—	5,482
Net cash provided by discontinued operations	—	—	139	—	139

Net increase (decrease) in cash and equivalents	10,195	—	(4,574)	—	5,621
Cash and equivalents at beginning of period	—	—	22,739	—	22,739

Cash and equivalents at end of period	$10,195	$—	$18,165	$—	$28,360

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our results of operations and financial condition. This discussion should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto.

RESULTS OF OPERATIONS

Three-Month Period Ended March 30, 2003 Compared to
Three-Month Period Ended March 31, 2002

Consolidated net sales increased by $6.0 million, or 4.3%, to $143.5 million for the first quarter ended March 30, 2003 from $137.5 million for the quarter ended March 31, 2002. Pounds shipped increased by 5.0 million pounds, or 6.6%, to 81.0 million in the first quarter of 2003 from 76.0 million in 2002. The average COMEX copper price for the first quarter of 2003 was $0.76 per pound, as compared to $0.72 per pound in the first quarter of 2002.

Pounds of commercial products shipped increased by 4.5 million pounds, or 8.7%, to 56.2 million in the first quarter of 2003 from 51.7 million in the first quarter of 2002. This increase was primarily due to a significant increase in shipments of industrial tube, as well as more modest increases in shipments of technical tube and fabrication products, partially offset by a decline in shipments of alloy products. The increase in shipments reflects our success in attaining market penetration for industrial tube in the United States as well as technical tube in Europe and Asia. Technical tube growth has been tempered by weak demand in the United States due to a low level of commercial construction activity. Sales of commercial products increased $4.0 million, or 3.7%, to $110.3 million in the first quarter of 2003 from $106.3 million in 2002. This increase in sales was attributable to higher volumes of industrial tube, technical tube and fabricated products as well as an increase in COMEX copper prices, partially offset by lower volumes of alloy products and a decrease in fabrication revenue per pound across all product lines. Reductions in unit fabrication revenues were due to modest price reductions and changes in product mix, especially in metal joining products and fabricated products. Gross profit from commercial products increased by $1.6 million, or 13.2%, to $13.8 million in the first quarter of 2003 from $12.2 million in 2002, primarily attributable to increased shipments of commercial products and manufacturing process improvements.

Pounds of wholesale products shipped increased by 1.5 million pounds, or 8.1%, to 20.0 million in the first quarter of 2003 from 18.5 million pounds in 2002 due to our expanding of the channels to this commodity market. Sales of wholesale products increased $1.9 million, or 8.8%, to $23.9 million in the first quarter of 2003 from $22.0 million in 2002, due to increased shipments as well as an increase in COMEX copper prices, partially offset by a 13% selling price reduction in this highly competitive market. Gross profit from wholesale products decreased $1.6 million, or 96.0%, to $0.1 million in the first quarter of 2003 from $1.6 million in 2002, due primarily to selling price pressures in this commodity market and to a much lesser extent to higher costs for raw materials and higher operating costs.

Pounds of rod and bar products shipped decreased by 1.0 million pounds, or 16.6%, to 4.8 million in the first quarter of 2003 from 5.8 million in 2002 due to a decline in industrial demand. Sales of rod, bar and other products remained approximately the same, increasing $54,000, or 0.6%, to $9.2 million in the first quarter of 2003. Sales dollars from our distribution center in The Netherlands increased approximately $0.5 million in the first quarter of 2003 primarily due to the favorable impact of the stronger Euro, but this increase was largely offset by a decrease in sales of rod and bar products. Gross profit from rod, bar and other products increased $0.2 million, or 39.5%, to $0.8 million in the first quarter of 2003 from $0.6 million in 2002, due to growth in business from our distribution center in The Netherlands as we gained market share from an exiting competitor and due to a lesser extent to the positive impact of the strengthening Euro, partially offset by a decline in gross profit from our rod and bar products.

Consolidated gross profit increased $0.3 million or 2.1% to $14.6 million in the first quarter of 2003 from $14.3 million in 2002. Gross profit in the first quarter of 2003 increased primarily due to higher volumes of commercial products as well as improvements in our cost structure and manufacturing process improvements. Our manufacturing cost per pound decreased $0.03 per pound to $0.81 per pound in the first quarter of 2003 as compared to $0.84 per pound in the first quarter of 2002.

Consolidated selling, general and administrative expenses for the first quarter of 2003 increased by $0.2 million, or 3.0%, to $8.1 million, compared with $7.9 million in 2002, while remaining approximately five percent of sales for both the first quarter of 2003 and 2002. Salary and wage costs increased $0.5 million in the first quarter of 2003 as compared to the first quarter of 2002. Selling, general and administrative expenses in the first quarter of 2002 include a 10% pay reduction for salaried employees. The pay reduction was discontinued in the second quarter of 2002 resulting in a $0.3 million increase in cost in the first quarter of 2003 as compared to 2002. Selling, general and administrative expenses in the first quarter of 2002 include $0.5 million of charges for professional fees pertaining to the industry-wide competition related investigation.

Consolidated net interest expense increased by $1.4 million or 38.8%, to $5.2 million in the first quarter of 2003 from $3.7 million in 2002. At March 30, 2003, we had outstanding $118.0 million in principal amount of 10.5% Senior Notes, $136.8 million in principal amount of 7.375% Senior Notes and no outstanding borrowings under our secured revolving credit facility. For the first quarter of 2002, we had outstanding $150.0 million in principal amount of 7.375% Senior Notes and an average of $97.3 million in outstanding borrowings under our old revolving credit facility with an average interest rate of 4.9%. Interest expense is net of interest income and capitalized interest of $0.1 million and $17,000 for the three-month period ended March 30, 2003 and $25,000 and $6,000 for the three-month period ended March 31, 2002. Interest expense was reduced $0.2 million in 2003 as compared to 2002 from the benefit of our interest rate swap on $50 million notional amount of our 7.375% Senior Notes that we entered into in the fourth quarter of 2002.

Amortization and other, net was $0.5 million of expense in the first quarter of 2003, as compared to $0.1 million of expense in the first quarter of 2002. Amortization and other, net in the first quarter of 2003 and 2002 included $0.1 million of foreign currency losses. These foreign currency losses are largely attributable to fluctuations in the Canadian to U.S. dollar exchange rate. Amortization and other, net in 2002 also included $0.2 million of income related to the administration and collection of receivables sold to us by our discontinued operations. Amortization expense was $0.4 million in the first quarter of 2003 as compared to $0.2 million in the first quarter of 2002 due to the amortization of deferred financing fees incurred when we obtained our new financing in March 2002.

The effective tax rate for continuing operations for the first quarter of 2003 was 16.1% as compared to 35.4% in 2002. The decrease in the effective tax rate in the first quarter of 2003 reflects benefits from state tax planning activities as well as tax benefits generated in higher effective tax rate jurisdictions, which had pre-tax losses, versus income generated in jurisdictions where the tax rates are lower. The benefits derived from the state tax planning activities reduced the effective tax rate by approximately 15 percentage points.

Liquidity and Capital Resources

The primary source of our liquidity for the first quarter ended March 30, 2003 was cash on hand at the beginning of the year. The primary uses of our funds for the first quarter of 2003 were $18.9 million for continuing operations and $0.9 million for investments in our property, plant and equipment.

The primary sources of our liquidity for the first quarter ended March 31, 2002 were cash on hand at the beginning of the year, $118.5 million from the issuance of our 10.5% Senior Notes and $5.0 million of borrowings under our new secured revolving credit facility. We issued the 10.5% Senior Notes and entered into the new secured revolving credit facility on March 27, 2002 to replace our old revolving credit facility. The primary uses of our funds for the first quarter of 2002 were $96.2 million to repay our old revolving credit facility, $6.8 million of financing fees related to the issuance of our 10.5% Senior Notes and new secured revolving credit facility, $11.2 million for continuing operations, $1.9 million for investments in our property, plant and equipment and $1.0 million related to the mandatory redemption of our preferred stock.

Net cash used by continuing operating activities was $18.9 million for the first quarter of 2003 and $11.2 million for the first quarter of 2002. We participate in a seasonal business which typically produces greater sales in the first and second quarters compared to the second half of the year, and thus we tend to use cash in the first part of the year and generate cash in the latter part of the year. The increase in cash used for operating activities in the first quarter of 2003 as compared to 2002 was primarily the result of an increase in inventory and a reduction in net income, partially offset by an increase in accounts payable. Inventories increased in 2003 due to increases in metal prices, a planned increase in work in process in anticipation of maintenance activities in the second quarter of 2003 and the purchase of specific inventory items with long-lead times due to an increase in demand for certain of our products.

As of March 30, 2003, we had no outstanding obligations under our secured revolving credit facility. We had approximately $5.5 million of standby letters of credit outstanding that are collateralized with the secured revolving credit facility and approximately $32.0 million (subject to a $2.0 million excess availability requirement) in additional borrowing availability thereunder.

In the first quarter of 2003, we and our lenders executed an amendment to the secured revolving credit facility to change the minimum consolidated EBITDA requirement on a rolling four-quarter basis for each quarter of 2003 from $50.0 million to $40.0 million for the first three quarters of 2003 and $42.0 million for the fourth quarter of 2003. The need for the amendment was due to a lack of improvement in market and economic conditions from what had been expected and in anticipation that violations of the minimum consolidated EBITDA covenant would occur. The minimum consolidated EBITDA requirement on a rolling four-quarter basis for each quarter of 2004 of $55.0 million remains unchanged.

With the borrowing availability under our secured revolving credit facility, our cash balances and anticipated cash flow from our continuing operations, we believe that we will be able to satisfy our existing working capital needs, interest obligations and capital expenditure requirements. We will continue to monitor our cash balances and forecasted cash flows and evaluate opportunities to purchase our Senior Notes in the open market. However, to date, we have not made any such purchases in the second quarter of 2003. We also will evaluate making non-mandatory cash contributions to our pensions plans. In February 2003, we transferred $4.3 million to a rabbi trust to partially fund the vested benefit obligations to certain executives under our Supplemental Executive Retirement Plan.

Capital expenditures for continuing operations were $0.9 million in the first quarter of 2003 as compared to $1.9 million in the first quarter of 2002. We currently expect to spend approximately $10 to $15 million for capital items in 2003. Our capital expenditures include asset replacement, environmental compliance and asset improvement items.

The ratio of current assets to current liabilities was 4.1 at March 30, 2003 and 4.2 at March 31, 2002.

Subsequent Events

On April 23, 2003, an election was held by the National Labor Relations Board (“NLRB”) for the 54 employees of the engineering department at our Shawnee, Oklahoma facility, comprising approximately 14% of the hourly workforce at this location. The election was in regard to representation by the Arkansas Regional Council of Carpenters/United Brotherhood of Carpenters and Joiners of America (“Union”). The Company’s appeal of the appropriate bargaining unit size was not accepted for hearing by the NLRB and the NLRB certified the results of the election on May 7, 2003 reflecting a vote in favor of the Union. We anticipate a demand for negotiations of a first contract by the Union in the near future.

Environmental

Our facilities and operations are subject to extensive environmental laws and regulations. During the three months ended March 30, 2003, we spent approximately $0.1 million on environmental matters, which included remediation costs, monitoring costs, legal and other costs. We had a reserve of $1.3 million for undiscounted environmental remediation costs which is reflected in our Condensed Consolidated Balance Sheet. Based on currently available information, we believe that the ultimate costs of the environmental matters described below are not reasonably likely to have a material adverse effect on our business, financial condition or results of operations. However, actual costs related to environmental matters could differ materially from the amounts we estimated and accrued at March 30, 2003 and could result in additional exposure if these environmental matters are not resolved as anticipated.

Decatur, Alabama

In 1999, we negotiated a new Consent Order under Section 3008(h) of the Resource Conservation and Recovery Act. This order incorporated the Corrective Measures Study, commonly referred to as the CMS, submitted to the Environmental Protection Agency, or the EPA, regarding a waste burial site at the Decatur, Alabama facility. The order also included an upgrade to an existing chrome ground water remediation system. The CMS proposed current monitoring and site maintenance. The 2002 Annual Groundwater Monitoring and Effectiveness Report submitted to the EPA shows that the area of groundwater plume has receded significantly. The report also shows continued reductions in the concentration level of contamination. Both of these are attributed to the effectiveness of the vacuum enhancement modifications made to the groundwater recovery system.

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

In July of 2000, we notified the EPA and the Alabama Department of Environmental Management that we detected low levels of volatile organic compounds and petroleum hydrocarbons in the ground water at the Decatur, Alabama facility during the expansion of the facility. On June 13, 2001, we received a letter from the Alabama Department of Environmental Management stating that a preliminary assessment would be forthcoming which we have yet to receive from the department. We expect to further define the extent of any contamination and execute any necessary remedies in conjunction with the department’s forthcoming assessment. We may voluntarily institute a pump and treat system in order to begin remediation of the contamination.

The estimated remaining investigative, monitoring, remedial, legal and other costs related to the environmental matters at our Decatur, Alabama facility are $0.6 million as of March 30, 2003.

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

Under the terms of the order, we submitted a Remedial Investigation and Feasibility Study work plan, which was accepted by the Tennessee Division, and we have initiated this work plan. The Tennessee Division approved the Groundwater Assessment Plan as a supplement to the work plan, and additional groundwater sampling to determine the lateral and vertical extent of possible contamination began in July 2000. The data from the ground water assessment, the subsequent risk assessment and a preliminary review of remedial alternatives completed the work plan portion of the project which was submitted to the Tennessee Division on April 26, 2002. The Tennessee Division responded with comments on the Remedial Investigation and Feasibility Study on November 8, 2002. We and our consultant are evaluating the comments and we anticipate responding to the Tennessee Division’s comments by May 31, 2003. We continue the monitoring and analysis program in compliance with the consent agreement.

On June 13, 2001, we purchased 22 acres immediately north of the Ardmore facility because of the potential migration of ground water contamination to this property. We believe that owning the property will reduce both potential liability and long-term remediation costs. We are proposing to the Tennessee Division that an interim corrective measure be implemented at the facility. The interim measure will consist of a system to extract water and vapors from the areas of highest concentration. The system can be expanded to conduct additional remediation if required. Based on recent testing efforts at the facility and the available information, we preliminarily estimate as of March 30, 2003 that it will cost between $0.5 million and $3.0 million to complete the investigation and develop the remediation plans for this site.

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

Greenville, Mississippi

Following our acquisition of the Greenville, Mississippi facility, a preliminary investigation disclosed certain volatile organic compounds in soil and ground water at the site. We entered into a consent agreement with the Mississippi Department of Environmental Quality on July 15, 1997. We began remediation efforts in the third quarter of 1997 and expected these efforts to last approximately three years. In February 2000, we submitted a report of remediation activities and were granted approval by the Mississippi department to cease active remediation and begin post-

closure monitoring. However, there can be no assurance that the department will allow us to permanently discontinue remediation efforts, and operations, maintenance and other expenses of the remediation system may continue for a longer period of time. Through October 3, 1998, applicable costs of testing and remediation required at the Greenville facility had been shared with the former owners of the facility pursuant to the terms of an escrow agreement established at the time the facility was acquired. Subsequent to October 3, 1998, we released the former owners of the facility from liability related to the remediation of the Greenville facility after receiving a $145,000 settlement payment. We estimate as of March 30, 2003 that the remaining investigative and remedial costs could total $20,000 under the remediation plan we adopted, but these costs could increase if additional remediation is required.

On November 21, 2002, the Mississippi Commission on Environmental Quality approved a Brownfield agreement order with us. We believe that this program will provide for the most regulatory flexibility in reaching a site closure. On December 11, 2002, we donated the property to Washington County, Mississippi to be used for economic development. We maintain the environmental liability as defined in the Brownfield agreement. We anticipate long-term monitoring of the site to continue until the concentration of contaminants reach the Mississippi department’s target goals.

Altoona, Pennsylvania

We have entered our Altoona, Pennsylvania facility into the State of Pennsylvania Department of Environmental Protection Act II Program. The program addresses contamination issues related to closed hazardous waste lagoons and oil contamination of soil at this facility. The previous owner closed the hazardous waste lagoons in 1982. The program is a voluntary site remediation program, which allows us to direct the site evaluation and any eventual remediation. Remaining costs to complete the investigation phase of the program are estimated to be $28,000. Once the investigation phase is completed, a decision on remediation, if any, will be made. Based upon our preliminary report to the Pennsylvania Department of Environmental Protection no active remediation is anticipated at this site; however, some additional testing and modeling will be required. The additional testing and modeling are included in the estimated cost. It was our belief that the previous owner had indemnified us for any liability in the matter. In November 2002, we reached an out of court settlement concerning the indemnification with Millennium Chemicals, formerly National Distillers. As part of this agreement Millennium Chemicals has been released from all claims.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Certain of the statements and subject areas contained herein in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are made pursuant to the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements include statements regarding our goals, beliefs, plans or current expectations, taking into account the information currently available to our management. Forward-looking statements include all statements that do not relate solely to current or historical fact. For example, when we use such words as “anticipate,” “intend,” “expect,” “believe,” “plan,” “may,” “should”, “would” or other words that convey uncertainty of future events or outcome, we are making forward looking statements. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to future earnings, operating performance, property, plant and equipment expenditures and sources and uses of cash, are forward-looking statements. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those stated or implied by such forward-looking statements. We undertake no obligation to publicly release any revision of any forward-looking statements contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

With respect to expectations of future earnings, operating performance, plant and equipment expenditures and sources and uses of cash, factors that could affect actual results include, without limitation:

•	our ability to dispose of our properties held for sale and realize their carrying values;

•	our ability to achieve growth rates and profit projections assumed in the valuation of our goodwill;

•	the impact of interest rates on the valuations of our pension liabilities and goodwill;

•	cyclicality, seasonality and weather conditions, which affect the sales of our products;

•	the impact of competitive factors in our industry, including the effect of pricing, product lines and other actions taken by our competitors;

•	our ability to maintain our relationships with our major customers;

•	a reduction in demand for our products;

•	our significant amount of debt and the restrictive covenants contained in our debt agreements;

•	our ability to service our debt and incur additional debt;

•	our potential exposure to environmental liabilities;

•	economic, political, social and currency risks relating to our international operations;

•	our ability and the ability of our customers to maintain satisfactory relations with union employees;

•	business risks that may arise if we undertake strategic acquisitions in the future;

•	extraordinary fluctuations in the markets for raw materials;

•	risks to our competitive position from changing technology or the loss of our intellectual property;

•	business and economic risks relating to government regulations that impact our industry;

•	the mix of our geographic and product revenues;

and various other factors, many of which are beyond our ability to control or predict.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our total long-term fixed interest rate debt as of March 30, 2003 was $253 million, versus a carrying value of $255 million. A 1% increase from prevailing interest rates would result in a decrease in fair value of this debt by approximately $10 million as of March 30, 2003. The estimated fair market value of our debt is based upon the indicative bid price for our Senior Notes and approximates their trade value. The yield implicit in the value of the 7.375% Senior Notes is 8.93% and 8.98% for the 10.5% Senior Notes as of March 30, 2003.

In October 2002, we completed an interest rate swap on $50 million notional amount of our 7.375% Senior Notes. The terms of the interest rate swap are semi-annual payment dates of February 1 and August 1, a floating rate option of the six-month LIBOR rate plus a spread of 3.76% and a termination date of August 1, 2008. As of March 30, 2003, we recorded the fair market value of the interest rate swap of $0.2 million as other liabilities with a corresponding decrease to the hedged debt, with equal and offsetting unrealized gains and losses included in other income (expense), net.

Commodity Price Risk

In connection with the sale of some raw materials, principally copper, we have entered into commodity forward contracts as we have deemed appropriate to reduce the risk of price increases with respect to both firm-price sale commitments and anticipated sales. These forward contracts are accounted for in accordance with SFAS No. 133 (subsequently amended by SFAS No. 137 and 138) Accounting For Derivative Instruments and Hedging Activities. As of March 30, 2003, we had entered into contracts hedging the raw material requirements for committed and anticipated future sales through December 2004 having a notional value of $23.1 million. The estimated fair value of these outstanding contracts based upon forward rates at March 30, 2003 was approximately $0.2 million as of March 30, 2003. A 10.0% decline in commodity prices would decrease the estimated fair value of these outstanding contracts by $2.3 million at March 30, 2003.

In connection with the purchase of some raw materials, principally copper, we have entered into commodity forward contracts as we have deemed appropriate to reduce the risk of price decreases with respect to firm-price purchase commitments. These forward contracts are accounted for in accordance with SFAS No. 133. As of March 30, 2003, we had entered into contracts hedging the raw material requirements for committed future purchases through May 2003 having a notional value of $2.5 million. The estimated fair value of these outstanding contracts based upon forward rates at March 30, 2003 was approximately $0.2 million as of March 30, 2003. A 10.0% increase in commodity prices would decrease the estimated fair value of these outstanding contracts by $0.3 million at March 30, 2003.

We have entered into commodity forward contracts to sell copper with a notional value of $1.1 million, $17.7 million and $7.5 million in May, July and December 2003, respectively. We entered into these forward contracts in order to mitigate the impact of fluctuating copper prices with regard to the valuation of our inventory balances. These forward contracts were not designated as effective hedges and therefore they are marked to market each month with gains and losses recorded in cost of goods sold. The estimated fair value of these outstanding contracts based upon forward rates at March 30, 2003 was a gain of approximately $1.0 million as of March 30, 2003. A 10.0% increase in commodity prices would decrease the estimated fair value of these outstanding contracts by $2.7 million at March 30, 2003.

In connection with the purchase of natural gas, we have entered into commodity futures contracts for natural gas to reduce our risk of future price increases. These contracts are accounted for in accordance with SFAS No.133 and accordingly, realized gains and losses are recognized in cost of goods sold when the hedged natural gas purchases occur. Gains and losses on natural gas futures contracts that are designated as cash flow hedges are recognized in comprehensive income until the anticipated natural gas purchase occurs or is no longer probable. As of March 30, 2003, we had commodity futures contracts to purchase natural gas for the period May 2003 through October 2004 with a notional amount of $3.8 million and an unrealized loss of $0.2 million, based on futures prices as of March 30, 2003. The effect of a 10.0% decline in commodity prices as of March 30, 2003 for these futures contracts would result in a potential loss in fair value of approximately $0.4 million.

Foreign Currency Risk

Some of our operations use foreign exchange forwards to hedge fixed purchase and sales commitments denominated in a foreign currency. Our foreign currency exposures relate primarily to nonfunctional currency assets and liabilities denominated in Euros and British Pound Sterling. We do not enter into forward exchange contracts for trading purposes. These forward contracts and the underlying hedged receivables and payables are carried at their fair values with any associated gains and losses recognized in current period earnings. As of March 30, 2003, we had forward exchange contracts outstanding to purchase foreign currency with a notional amount of $4.2 million and to sell foreign currency with a notional amount of $1.9 million. As of March 30, 2003, we had an unrealized loss of $0.1 million associated with these forward contracts. The potential loss in fair value for these forward contracts from a hypothetical

10.0% adverse change in quoted foreign currency exchange rates would be approximately $0.6 million.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Within the 90 days preceding the filing of this report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer, Dennis J. Horowitz, and the Chief Financial Officer, James E. Deason, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934). Based upon that evaluation, Messrs. Horowitz and Deason have concluded that our disclosure controls and procedures are functioning effectively to provide reasonable assurance that we are meeting our disclosure obligations.

(b)	There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls since the date of Messrs. Horowitz’s and Deason’s most recent review of our internal control systems. The design of any system of internal controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goal under all potential future conditions, regardless of how remote.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There were no material legal proceeding developments during the three-month period ended March 30, 2003.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

10.1	Deferred Compensation Trust Agreement by and between Wolverine Tube, Inc. and AmSouth Bank (the Trustee) dated February 13, 2001.

10.2	Amendment Number One to Deferred Compensation Trust Agreement by and between Wolverine Tube, Inc. and AmSouth Bank (the Trustee) dated May 7, 2003.

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

The Company filed no reports on Form 8-K during the quarter ended March 30, 2003. A current report on Form 8-K related to the reporting of the Company’s results of operations and financial condition for the quarter ended March 30, 2003 was furnished to the SEC on April 24, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

WOLVERINE TUBE, INC

By:	/s/ James E. Deason

Name: James E. Deason
Title: Executive Vice President, Chief Financial Officer,
Secretary and Director

Dated: May 13, 2003

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

/s/ James E. Deason

James E. Deason
Executive Vice President, Chief
Financial Officer, Secretary and
Director