Form 10-Q
period 2003-06-29
WOLVERINE TUBE INC
filed 2003-08-13
CIK 821407

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X]      Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended June 29, 2003

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

                                 YES [X]  NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date:

                Class                     Outstanding as of August 1, 2003
                -----                     --------------------------------
    Common Stock, $0.01 Par Value                 12,279,393 Shares

                                    FORM 10-Q

                                QUARTERLY REPORT

                                TABLE OF CONTENTS

                                                                                                 Page No.
                                     PART I

Item 1. Financial Statements

        Condensed Consolidated Statements of Income (Unaudited)-- Three-Month and
        Six-Month Periods Ended June 29, 2003 and June 30, 2002......................................1

        Condensed Consolidated Balance Sheets
        June 29, 2003 and December 31, 2002..........................................................2

        Condensed Consolidated Statements of Cash Flows (Unaudited)-- Six-Month Periods
        Ended June 29, 2003 and June 30, 2002........................................................3

        Notes to Condensed Consolidated Financial Statements (Unaudited).............................4

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.......................................................................17

Item 3. Quantitative and Qualitative Disclosures About Market Risk..................................30

Item 4. Controls and Procedures.....................................................................32

                                     PART II

Item 1. Legal Proceedings...........................................................................33

Item 4. Submission of Matters to a Vote of Security Holders.........................................33

Item 6. Exhibits and Reports on Form 8-K............................................................33

ITEM 1.           FINANCIAL STATEMENTS


WOLVERINE TUBE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                           Three-month period ended:            Six-month period ended:
                                                     JUNE 29, 2003       June 30, 2002      JUNE 29, 2003       June 30, 2002
-----------------------------------------------------------------------------------------------------------------------------
(In thousands except per share amounts)
Net sales                                               $ 152,978           $ 152,547          $ 296,475           $ 290,090
Cost of goods sold                                        140,373             133,335            269,248             256,555
-----------------------------------------------------------------------------------------------------------------------------
Gross profit                                               12,605              19,212             27,227              33,535
Selling, general and administrative expenses                7,565               8,250             15,707              16,154
-----------------------------------------------------------------------------------------------------------------------------
Income from operations                                      5,040              10,962             11,520              17,381
Other expenses:
  Interest expense, net                                     5,292               5,571             10,470               9,301
  Amortization and other, net                                 492                 524              1,034                 602
-----------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                            (744)              4,867                 16               7,478
Income tax provision (benefit)                               (843)              1,381               (721)              2,304
-----------------------------------------------------------------------------------------------------------------------------
Net income                                                     99               3,486                737               5,174
Less preferred stock dividends                                 --                  --                 --                 (58)
-----------------------------------------------------------------------------------------------------------------------------

Net income applicable to common shares                  $      99           $   3,486          $     737           $   5,116
============================================================================================================================
Net income per common share-basic                       $    0.01           $    0.28          $    0.06           $    0.42
Basic weighted average number of common shares             12,277              12,251             12,270              12,200

Net income per common share-diluted                     $    0.01           $    0.28          $    0.06           $    0.41
Diluted weighted average number of common and
  common equivalent shares                                 12,489              12,369             12,426              12,328
============================================================================================================================

    See Notes to Condensed Consolidated Financial Statements.

WOLVERINE TUBE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      JUNE 29,        December 31,
                                                                                        2003              2002
------------------------------------------------------------------------------------------------------------------
(In thousands except share and per share amounts)                                    (UNAUDITED)         (Note)
ASSETS
Current assets
     Cash and equivalents                                                            $  32,305           $  53,920
     Accounts receivable, net                                                           88,599              65,212
     Inventories                                                                        93,003              85,485
     Refundable income taxes                                                             6,815               6,347
     Prepaid expenses and other                                                         10,768               8,055
------------------------------------------------------------------------------------------------------------------
Total current assets                                                                   231,490             219,019
Property, plant and equipment, net                                                     208,342             208,999
Deferred charges, net                                                                   13,978              13,811
Goodwill, net                                                                          100,186             100,100
Assets held for sale                                                                     8,742               8,791
Prepaid pensions and other                                                               4,288                  --
------------------------------------------------------------------------------------------------------------------
Total assets                                                                         $ 567,026           $ 550,720
==================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable                                                                $  31,164           $  30,290
     Accrued liabilities                                                                17,850              19,293
     Short-term borrowings                                                               1,783               1,217
------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                               50,797              50,800
Deferred income taxes                                                                    9,518              11,902
Long-term debt                                                                         257,325             255,712
Pension liabilities                                                                     17,541              14,540
Postretirement benefit obligation                                                       16,418              15,666
Accrued environmental remediation                                                        1,265               1,465
------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                      352,864             350,085
Stockholders' equity
     Common stock, par value $0.01 per share; 40,000,000 shares authorized;
         14,343,093 and 14,326,239 shares issued as of June
         29, 2003 and December 31, 2002, respectively                                      143                 143
     Additional paid-in capital                                                        103,376             103,213
     Retained earnings                                                                 165,284             164,547
     Unearned compensation                                                                (327)               (302)
     Accumulated other comprehensive loss                                              (16,939)            (29,591)
     Treasury stock, at cost; 2,063,800 shares as of June 29, 2003
         and December 31, 2002                                                         (37,375)            (37,375)
------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                             214,162             200,635
------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                           $ 567,026           $ 550,720
==================================================================================================================


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

WOLVERINE TUBE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                                  Six-month period ended:
                                                                              JUNE 29, 2003       June 30, 2002
----------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)
OPERATING ACTIVITIES
Net income                                                                      $     737           $   5,174
Adjustments to reconcile net income to net cash provided by (used for)
     operating activities:
     Depreciation and amortization                                                  9,374               8,725
     Deferred income taxes                                                         (1,058)                 89
     Other non-cash items                                                             175                 115
     Changes in operating assets and liabilities:
         Accounts receivable, net                                                 (19,808)            (22,655)
         Inventories                                                               (4,106)             11,938
         Refundable income taxes                                                     (444)                802
         Prepaid expenses and other                                                (1,998)                310
         Accounts payable                                                          (1,644)              7,641
         Accrued liabilities including pension, postretirement
             benefit and environmental                                             (2,866)               (610)
-------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) operating activities                              (21,638)             11,529

INVESTING ACTIVITIES
Additions to property, plant and equipment                                         (2,657)             (3,280)
Disposal of property, plant and equipment                                               3                  --
-------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                             (2,654)             (3,280)

FINANCING ACTIVITIES
Financing fees and expenses paid                                                      (28)             (8,398)
Net borrowings (payments) on revolving credit facilities                              497             (98,696)
Net increase in note payable                                                           --               1,822
Proceeds from issuance of senior notes                                                 --             118,546
Issuance of common stock                                                               --                  69
Redemption of preferred stock                                                          --              (1,000)
Dividends paid on preferred stock                                                      --                 (58)
Other financing activities                                                             (3)                 --
-------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                             466              12,285
Effect of exchange rate on cash and equivalents                                     1,830                 740
-------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) continuing operations                             (21,996)             21,274
Net cash provided by discontinued operations                                          381               1,424
-------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and equivalents                                   (21,615)             22,698
Cash and equivalents at beginning of period                                        53,920              22,739
-------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                           $  32,305           $  45,437
==============================================================================================================

  See Notes to Condensed Consolidated Financial Statements.

WOLVERINE TUBE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 29, 2003
(Unaudited)

NOTE 1.     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Wolverine Tube, Inc. (the "Company") and its majority-owned subsidiaries after elimination of significant intercompany accounts and transactions. References to the "Company", "we" or "us" refer to Wolverine Tube, Inc. and its consolidated subsidiaries, unless the context otherwise requires. The accompanying condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying condensed consolidated financial statements (and all information in this report) have not been examined by independent auditors; but, in the opinion of management, all adjustments, which consist of normal recurring accruals necessary for a fair presentation of the results for the periods, have been made. The results of operations for the three-month and six-month periods ended June 29, 2003 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2002.

We use our internal operational reporting cycle for quarterly financial reporting.

NOTE 2.     CONTINGENCIES

We are subject to extensive environmental regulations imposed by federal, state, provincial and local authorities in the United States, Canada, China and Portugal with respect to emissions to air, discharges to waterways, and the generation, handling, storage, transportation, treatment and disposal of waste materials, and we have received various communications from regulatory authorities concerning environmental matters. We have accrued undiscounted estimated environmental remediation costs of $1.3 million at June 29, 2003, consisting primarily of $0.5 million for the Decatur, Alabama facility and $0.7 million for the Ardmore, Tennessee facility. Based on information currently available, we believe that the ultimate costs for these matters are not reasonably likely to have a material effect on our business, financial condition or results of operations. However, actual costs related to environmental matters could differ materially from the amounts we estimated and accrued at June 29, 2003 and could result in additional exposure if these environmental matters are not resolved as anticipated.

NOTE 3.     INVENTORIES

Inventories are as follows:

                            JUNE 29, 2003    December 31, 2002
--------------------------------------------------------------
(In thousands)
Finished products              $26,177           $23,617
Work-in-process                 18,998            15,862
Raw materials                   17,921            14,894
Supplies                        29,907            31,112
--------------------------------------------------------------
Totals                         $93,003           $85,485
==============================================================

NOTE 4.     INTEREST EXPENSE, NET

Interest expense is net of interest income and capitalized interest of $0.2 million and $16,100, respectively, for the three-month period ended June 29, 2003, and $0.3 million and $0.1 million, respectively, for the three-month period ended June 30, 2002. Interest expense is net of interest income and capitalized interest of $0.3 million and $33,200, respectively, for the six-month period ended June 29, 2003, and $0.3 million and $0.1 million, respectively, for the six-month period ended June 30, 2002. Interest expense in the three-month and six-month period ended June 30, 2002 is also net of interest income from loans to the discontinued operations of Wolverine Ratcliffs, Inc. of $0.2 million and $0.6 million, respectively.

NOTE 5.     DEBT

Long-term debt consists of the following:

                                                                                          JUNE 29, 2003     December 31, 2002
-----------------------------------------------------------------------------------------------------------------------------
(In thousands)
Senior Notes, 10.5%, due April 2009                                                         $ 118,000           $ 118,000
Discount on 10.5% Senior Notes,  original issue discount  amortized over 7 years               (1,171)             (1,272)
Senior Notes, 7.375%, due August 2008                                                         138,427             137,123
Discount on 7.375% Senior Notes,  original issue  discount  amortized over 10 years              (146)               (161)
Netherlands facility, 5.1%, due on demand                                                       1,774               1,205
Other foreign facilities                                                                        2,224               2,034
-----------------------------------------------------------------------------------------------------------------------------
                                                                                              259,108             256,929
Less short-term borrowings                                                                     (1,783)             (1,217)
-----------------------------------------------------------------------------------------------------------------------------
Totals                                                                                      $ 257,325           $ 255,712
=========================================================================================================================

As of June 29, 2003, we had no outstanding obligations under our secured revolving credit facility. We had approximately $7.6 million of standby letters of credit outstanding that are collateralized with the secured revolving credit facility and approximately $29.9 million (subject to a $2.0 million excess availability requirement) in additional borrowing availability thereunder.

In October 2002, we completed an interest rate swap on $50 million notional amount of our 7.375% Senior Notes. As of June 29, 2003, we recorded the fair market value of the interest rate swap of $1.7 million as other assets with a corresponding increase to the hedged debt, with equal and offsetting unrealized gains and losses included in other income (expense), net. As of December 31, 2002, we recorded the fair market value of the interest rate swap of $0.4 million as other assets with a corresponding increase to the hedged debt with equal and offsetting unrealized gains and losses included in other income (expense), net.

NOTE 6.     STOCK-BASED COMPENSATION PLANS

We account for our stock option compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock option compensation expense is reflected in net income because the exercise price of our stock options equals the market price of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" to our stock option compensation plans.

                                                                Three-month period ended:          Six-month period ended:
                                                            JUNE 29, 2003     June 30, 2002     JUNE 29, 2003   June 30, 2002
----------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)

Net income applicable to common shares, as reported            $     99         $   3,486         $    737         $   5,116
Deduct:  Total stock-based employee
       compensation expense determined under
       fair value based method for all awards,
       net of related tax effects                                  (209)            (875)             (412)           (1,122)
============================================================================================================================
Pro forma net income (loss) applicable to common shares        $   (110)        $   2,611         $    325         $   3,994
============================================================================================================================

Earnings (loss) per share:
     Basic - as reported                                       $   0.01         $    0.28         $   0.06         $    0.42
     Basic - pro forma                                         $  (0.01)        $    0.21         $   0.03         $    0.33

     Diluted - as reported                                     $   0.01         $    0.28         $   0.06         $    0.41
     Diluted - pro forma                                       $  (0.01)        $    0.21         $   0.03         $    0.33
============================================================================================================================

NOTE 7.     COMPREHENSIVE INCOME


Comprehensive income is as follows:

                                                                Three-month period ended:          Six-month period ended:
                                                            JUNE 29, 2003     June 30, 2002     JUNE 29, 2003   June 30, 2002
----------------------------------------------------------------------------------------------------------------------------
(In thousands)
Net income                                                     $     99         $   3,486         $    737         $   5,174
Translation adjustment for financial statements
       denominated in a foreign currency                          7,088             3,782           12,491             3,660

Unrealized gain on cash flow hedges, net of tax                      86                57              403             2,853

Minimum pension liability adjustment, net of tax                   (134)             --               (242)             --
============================================================================================================================
Comprehensive income                                           $  7,139         $   7,325         $ 13,389         $  11,687
============================================================================================================================

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

Summarized financial information concerning our reportable segments is shown in the following table:

                                                                             Rod, Bar
                                             Commercial      Wholesale       & Other      Consolidated
------------------------------------------------------------------------------------------------------
(In thousands)
THREE-MONTH PERIOD ENDED JUNE 29, 2003
     NET SALES                                $115,681        $28,468        $ 8,829        $152,978
     GROSS PROFIT                               12,097            398            110          12,605

Three-month period ended June 30, 2002
      Net sales                               $118,868        $24,883        $ 8,796        $152,547
      Gross profit                              17,317          1,355            540          19,212

SIX-MONTH PERIOD ENDED JUNE 29, 2003
       NET SALES                              $226,001        $52,405        $18,069        $296,475
       GROSS PROFIT                             25,875            462            890          27,227

Six-month period ended June 30, 2002
     Net sales                                $225,221        $46,887        $17,982        $290,090
     Gross profit                               29,491          2,945          1,099          33,535

NOTE 9.     EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                Three-month period ended:          Six-month period ended:
                                                            JUNE 29, 2003     June 30, 2002     JUNE 29, 2003   June 30, 2002
------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)
Net income                                                     $     99         $   3,486         $    737         $   5,174

Dividends on preferred stock                                         --                --               --               (58)
===============================================================================================================================
Net income applicable to common shares                         $     99         $   3,486         $    737         $   5,116
===============================================================================================================================
Basic weighted average common shares                             12,277            12,251           12,270            12,200
Stock options and restricted shares                                 212               118              156               128
-------------------------------------------------------------------------------------------------------------------------------
Diluted weighted average common and common
       equivalent shares                                         12,489            12,369           12,426            12,328
===============================================================================================================================
Net income per common share - basic                            $   0.01         $    0.28         $   0.06         $    0.42
===============================================================================================================================
Net income per common share - diluted                          $   0.01         $    0.28         $   0.06         $    0.41
===============================================================================================================================

NOTE 10.          DISCONTINUED OPERATIONS


During the year ended December 31, 2001, we decided to discontinue the operations of Wolverine Ratcliffs, Inc. ("WRI"), which were previously included in the rod, bar and other products segment. Accordingly, the operating results of WRI are reported in discontinued operations in the consolidated financial statements. In 2002, we stopped all manufacturing operations of WRI and we liquidated substantially all of its inventory and net receivables. We began liquidating equipment of WRI in 2002 and are continuing to pursue opportunities to dispose of the remainder of the equipment, land and building in 2003. In the fourth quarter of 2002, we recorded a $2.5 million ($1.6 million after tax) loss from discontinued operations for remaining estimated closing costs in excess of the provision for losses that we recorded in the fourth quarter of 2001. In 2002, we realized approximately $10.0 million of pretax proceeds from the collection of receivables and sale of assets of the business, net of our cash payments to settle the liabilities of the discontinued operations during the twelve months ended December 31, 2002, the majority of which is recorded in continuing operations in that certain accounts receivable and inventories were transferred to continuing operations.


Operating results of the discontinued WRI operations, which were charged to previously established reserves, are as follows:


                                           Three-month period ended:            Six-month period ended:
                                        JUNE 29, 2003     June 30, 2002      JUNE 29, 2003    June 30, 2002
-----------------------------------------------------------------------------------------------------------
(In thousands)
Net sales (returns)                     $     (2)          $  3,925           $    (17)          $ 12,051

Loss before income tax benefit               (10)              (828)               (36)            (2,953)
Income tax benefit                            --                186                 --                851
-----------------------------------------------------------------------------------------------------------
Net loss                                     (10)              (642)               (36)            (2,102)
-----------------------------------------------------------------------------------------------------------

Assets and liabilities of the discontinued WRI operations have been reflected in the consolidated balance sheets as current or non-current based on the original classification of these accounts, net of any necessary valuation allowances, except that property, plant and equipment to be disposed in the amount of $3.3 million, net of a necessary valuation allowance, have been included in assets held for sale. Although we believe we have appropriately reduced the carrying value of the assets to their estimated recoverable amounts, net of disposal costs where appropriate, actual results could be different and the difference will be reported in discontinued operations in future periods.


Net liabilities of the discontinued WRI operations are as follows:

                                                    JUNE 29, 2003     December 31, 2002
----------------------------------------------------------------------------------------
(In thousands)
Cash and equivalents                                   $     3           $    44
Other current assets                                       272               880
Assets held for sale                                     3,314             3,363
Other assets                                                68               122
Current liabilities                                     (4,040)           (4,321)
Other liabilities                                       (1,050)
                                                                            (897)
----------------------------------------------------------------------------------------
Net liabilities of discontinued operations             $(1,423)          $  (809)
----------------------------------------------------------------------------------------

NOTE 11.        CONDENSED CONSOLIDATING FINANCIAL INFORMATION


The following tables present condensed consolidating financial information for:
(a) Wolverine Tube, Inc. (the "Parent") on a stand-alone basis; (b) on a combined basis, the guarantors of the 10.5% Senior Notes and 7.375% Senior Notes ("Subsidiary Guarantors"), which include TF Investor, Inc.; Tube Forming, L.P.; Wolverine Finance, LLC; Wolverine China Investments, LLC; Small Tube Manufacturing, LLC; Wolverine Joining Technologies, LLC; WT Holding Company, Inc. and Tube Forming Holdings, Inc.; and (c) on a combined basis, the Non-Guarantor Subsidiaries, which include Wolverine Tube (Canada) Inc.; 3072451 Nova Scotia Company; 3072452 Nova Scotia Company; 3072453 Nova Scotia Company; Wolverine Tube Canada Limited Partnership; Wolverine Tube (Shanghai) Co., Limited; Wolverine European Holdings BV; Wolverine Tube Europe BV; Wolverine Tube, BV; Wolverine Tubagem (Portugal), Lda; Wolverine Joining Technologies Canada, Inc.; Ratcliffs Copper and Brass Sales, Ltd.; Wolverine Europe; Wolverine Asia, Limited; and Small Tube Europe NV. Each of the Subsidiary Guarantors is wholly-owned by Wolverine Tube, Inc. The guarantees issued by each of the Subsidiary Guarantors are full, unconditional, joint and several. Accordingly, separate financial statements of the wholly-owned Subsidiary Guarantors are not presented because the Subsidiary Guarantors are jointly, severally and unconditionally liable under the guarantees, and we believe separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors. Furthermore, there are no significant legal restrictions on the Parent's ability to obtain funds from its subsidiaries by dividend or loan.


The parent is comprised of Alabama, Oklahoma, Tennessee, and Mississippi manufacturing operations and certain corporate management, sales and marketing, information services and finance functions.

WOLVERINE TUBE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 29, 2003

(Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                      Subsidiary     Non-Guarantor
                                                         Parent       Guarantors      Subsidiaries     Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
(In thousands)
Net sales                                             $  81,597        $  32,823        $  49,900        $ (11,342)       $ 152,978
Cost of goods sold                                       77,181           28,480           46,054          (11,342)         140,373
-----------------------------------------------------------------------------------------------------------------------------------
Gross profit                                              4,416            4,343            3,846               --           12,605
Selling, general and administrative expenses              5,716              821            1,028               --            7,565
-----------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                  (1,300)           3,522            2,818               --            5,040
Other (income) expenses:
   Interest expense, net                                  5,481               (4)            (185)              --            5,292
   Amortization and other, net                            1,469           (2,441)           1,464               --              492
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
    before income taxes                                  (8,250)           5,967            1,539               --             (744)
Income tax provision (benefit)                           (2,755)           2,075             (163)              --             (843)
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                 (5,495)           3,892            1,702               --               99
-----------------------------------------------------------------------------------------------------------------------------------
Equity in earnings of subsidiaries                        5,594               --               --           (5,594)              --
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                            $      99        $   3,892        $   1,702        $  (5,594)       $      99
-----------------------------------------------------------------------------------------------------------------------------------


WOLVERINE TUBE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2002

(Unaudited)

------------------------------------------------------------------------------------------------------------------------------
                                                                   Subsidiary      Non-Guarantor
                                                       Parent       Guarantors      Subsidiaries   Eliminations  Consolidated
------------------------------------------------------------------------------------------------------------------------------
(In thousands)
Net sales                                             $ 81,459        $ 33,746        $ 47,554        $(10,212)       $152,547
Cost of goods sold                                      72,614          28,995          41,938         (10,212)        133,335
------------------------------------------------------------------------------------------------------------------------------
Gross profit                                             8,845           4,751           5,616              --          19,212
Selling, general and administrative expenses             6,700             737             813              --           8,250
------------------------------------------------------------------------------------------------------------------------------
Operating income                                         2,145           4,014           4,803              --          10,962
Other (income) expenses:
   Interest expense, net                                 5,738              (6)           (161)             --           5,571
   Amortization and other, net                             996          (1,215)            743              --             524
------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
    before income taxes                                 (4,589)          5,235           4,221              --           4,867
Income tax provision (benefit)                          (1,757)          2,007           1,131              --           1,381
------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                (2,832)          3,228           3,090              --           3,486
------------------------------------------------------------------------------------------------------------------------------
Income (loss) from discontinued operations,
    net of tax                                              --            (729)            729              --              --
Equity in earnings of subsidiaries                       6,318              --              --          (6,318)             --
------------------------------------------------------------------------------------------------------------------------------
Net income                                            $  3,486        $  2,499        $  3,819        $ (6,318)       $  3,486
------------------------------------------------------------------------------------------------------------------------------

WOLVERINE TUBE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 29, 2003

(Unaudited)

--------------------------------------------------------------------------------------------------------------------------------
                                                                   SUBSIDIARY      NON-GUARANTOR
                                                   PARENT          GUARANTORS       SUBSIDIARIES     ELIMINATIONS   CONSOLIDATED
--------------------------------------------------------------------------------------------------------------------------------
(In thousands)
Net sales                                          $ 158,356        $  65,304        $  95,931        $ (23,116)       $ 296,475
Cost of goods sold                                   148,506           56,337           87,521          (23,116)         269,248
--------------------------------------------------------------------------------------------------------------------------------
Gross profit                                           9,850            8,967            8,410               --           27,227
Selling, general and administrative expenses          12,025            1,622            2,060               --           15,707
--------------------------------------------------------------------------------------------------------------------------------
Operating income (loss) from continuing
    operations                                        (2,175)           7,345            6,350               --           11,520
Other (income) expenses:
   Interest expense, net                              10,737               (7)            (260)              --           10,470
   Amortization and other, net                         3,639           (5,430)           2,825               --            1,034
--------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
    before income taxes                              (16,551)          12,782            3,785               --               16
Income tax provision (benefit)                        (5,534)           4,569              244               --             (721)
--------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations             (11,017)           8,213            3,541               --              737
Equity in earnings of subsidiaries                    11,754               --               --          (11,754)              --
================================================================================================================================
Net income                                         $     737        $   8,213        $   3,541        $ (11,754)       $     737
================================================================================================================================


WOLVERINE TUBE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2002

(Unaudited)

---------------------------------------------------------------------------------------------------------------------------------
                                                                    SUBSIDIARY      NON-GUARANTOR
                                                   PARENT           GUARANTORS      SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
---------------------------------------------------------------------------------------------------------------------------------
(In thousands)
Net sales                                          $ 152,227        $  66,500        $  91,228        $ (19,865)       $ 290,090
Cost of goods sold                                   138,941           57,389           80,090          (19,865)         256,555
--------------------------------------------------------------------------------------------------------------------------------
Gross profit                                          13,286            9,111           11,138               --           33,535
Selling, general and administrative expenses          13,034            1,524            1,596               --           16,154
--------------------------------------------------------------------------------------------------------------------------------
Operating income from continuing operations              252            7,587            9,542               --           17,381
Other (income) expenses:
   Interest expense, net                               9,825              (11)            (513)              --            9,301
   Amortization and other, net                         1,382           (2,155)           1,375               --              602
--------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
    before income taxes                              (10,955)           9,753            8,680               --            7,478
Income tax provision (benefit)                        (3,995)           3,821            2,478               --            2,304
--------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations              (6,960)           5,932            6,202               --            5,174
Income (loss) from discontinued operations,
    net of tax                                            --             (729)             729               --               --
Equity in earnings of subsidiaries                    12,134               --               --          (12,134)              --
--------------------------------------------------------------------------------------------------------------------------------
Net income                                         $   5,174        $   5,203        $   6,931        $ (12,134)       $   5,174
================================================================================================================================

WOLVERINE TUBE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 29, 2003

(Unaudited)

------------------------------------------------------------------------------------------------------------------------------
                                                                SUBSIDIARY      NON-GUARANTOR
                                                 PARENT         GUARANTORS      SUBSIDIARIES     ELIMINATIONS   CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------------
(In thousands)
ASSETS
Current assets
     Cash and equivalents                        $   2,490       $      --        $  29,815        $      --        $  32,305
     Accounts receivable, net                        8,206          55,769           24,624               --           88,599
     Inventories                                    49,183          18,770           25,050               --           93,003
     Refundable income taxes                        13,548          (5,072)          (1,661)              --            6,815
     Prepaid expenses and other                      7,916           2,295              557               --           10,768
-----------------------------------------------------------------------------------------------------------------------------
Total current assets                                81,343          71,762           78,385               --          231,490
Property, plant and equipment, net                 136,423          32,312           39,607               --          208,342
Deferred charges, net                               12,166             295            1,517               --           13,978
Goodwill, net                                       23,154          75,521            1,511               --          100,186
Assets held for sale                                 5,428              --            3,314               --            8,742
Prepaid pensions and other                           4,275              --               13               --            4,288
Investments in subsidiaries                        393,084             302               --         (393,386)              --
-----------------------------------------------------------------------------------------------------------------------------
Total assets                                     $ 655,873       $ 180,192        $ 124,347        $(393,386)       $ 567,026
-----------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
      Accounts payable                           $  16,175       $   3,803        $  11,186        $      --        $  31,164
      Accrued liabilities                           11,654           1,164            5,032               --           17,850
      Short-term borrowings                             --              --            1,783               --            1,783
      Intercompany balances                        122,089        (116,107)          (5,982)              --               --
-----------------------------------------------------------------------------------------------------------------------------
Total current liabilities                          149,918        (111,140)          12,019               --           50,797
Deferred income taxes                               11,271           7,385           (9,138)              --            9,518
Long-term debt                                     255,110              --            2,215               --          257,325
Pension liabilities                                 13,859              --            3,682               --           17,541
Postretirement benefit obligation                   10,297              --            6,121               --           16,418
Accrued environmental remediation                    1,256              --                9               --            1,265
-----------------------------------------------------------------------------------------------------------------------------
Total liabilities                                  441,711        (103,755)          14,908               --          352,864
-----------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                               214,162         283,947          109,439         (393,386)         214,162
-----------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity       $ 655,873       $ 180,192        $ 124,347        $(393,386)       $ 567,026
=============================================================================================================================

WOLVERINE TUBE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002

-------------------------------------------------------------------------------------------------------------------------
                                                              SUBSIDIARY     NON-GUARANTOR
                                                 PARENT       GUARANTORS      SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
-------------------------------------------------------------------------------------------------------------------------
(In thousands)
Assets
Current assets
     Cash and equivalents                       $  22,461      $      --       $  31,459       $      --       $  53,920
     Accounts receivable, net                         275         43,027          21,910              --          65,212
     Inventories                                   47,731         15,964          21,790              --          85,485
     Refundable income taxes                       10,796         (2,703)         (1,746)             --           6,347
     Prepaid expenses and other                     5,032          2,496             527              --           8,055
------------------------------------------------------------------------------------------------------------------------
Total current assets                               86,295         58,784          73,940              --         219,019
Property, plant and equipment, net                140,036         33,727          35,236              --         208,999
Deferred charges, net                              12,411             23           1,377              --          13,811
Goodwill, net                                      23,154         75,521           1,425              --         100,100
Assets held for sale                                5,428             --           3,363              --           8,791
Investments in subsidiaries                       368,585            302              --        (368,887)             --
------------------------------------------------------------------------------------------------------------------------
Total assets                                    $ 635,909      $ 168,357       $ 115,341       $(368,887)      $ 550,720
------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities
      Accounts payable                          $  18,310      $   2,714       $   9,267       $      (1)      $  30,290
      Accrued liabilities                          10,831          1,001           7,461              --          19,293
      Short-term borrowings                            --             --           1,217              --           1,217
      Intercompany balances                       116,757       (118,477)          1,720              --              --
------------------------------------------------------------------------------------------------------------------------
Total current liabilities                         145,898       (114,762)         19,665              (1)         50,800
Deferred income taxes                              12,321          7,385          (7,804)             --          11,902
Long-term debt                                    253,689             --           2,023              --         255,712
Pension liabilities                                11,307             --           3,233              --          14,540
Postretirement benefit obligation                  10,602             --           5,064              --          15,666
Accrued environmental remediation                   1,457             --               8              --           1,465
------------------------------------------------------------------------------------------------------------------------
Total liabilities                                 435,274       (107,377)         22,189              (1)        350,085
------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                              200,635        275,734          93,152        (368,886)        200,635
------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity      $ 635,909      $ 168,357       $ 115,341       $(368,887)      $ 550,720
========================================================================================================================

WOLVERINE TUBE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 29, 2003

(Unaudited)

-------------------------------------------------------------------------------------------------------------------------
                                                                SUBSIDIARY     NON-GUARANTOR
                                                    PARENT      GUARANTORS     SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------
(In thousands)
OPERATING ACTIVITIES
Net income                                         $    737       $  8,214       $  3,541       $(11,755)      $    737
Depreciation and amortization                         6,201          1,732          1,441             --          9,374
Other non-cash items                                   (894)            19             (8)            --           (883)
Equity in earnings of subsidiaries                  (11,755)            --             --         11,755             --
Changes in operating assets and liabilities         (11,594)       (10,229)        (9,043)            --        (30,866)
-----------------------------------------------------------------------------------------------------------------------
Net cash used for operating activities              (17,305)          (264)        (4,069)            --        (21,638)

INVESTING ACTIVITIES
Additions to property, plant and equipment           (1,981)          (317)          (359)            --         (2,657)
Other                                                    --             --              3             --              3
-----------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities               (1,981)          (317)          (356)            --         (2,654)

FINANCING ACTIVITIES
Financing fees and expenses paid                        (28)            --             --             --            (28)
Net borrowings (payments) on revolving credit
    facilities                                       (1,002)         1,002            497             --            497
Intercompany borrowings (payments)                      890           (421)          (469)            --             --
Other financing activities                               --             --             (3)            --             (3)
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) financing
    activities                                         (140)           581             25             --            466
Effect of exchange rate on cash and
    equivalents                                        (546)            --          2,376             --          1,830
-----------------------------------------------------------------------------------------------------------------------
Net cash used by continuing operations              (19,972)            --         (2,024)            --        (21,996)
Net cash provided by discontinued operations             --             --            381             --            381
-----------------------------------------------------------------------------------------------------------------------
Net decrease in cash and equivalents                (19,972)            --         (1,643)            --        (21,615)
Cash and equivalents at beginning of period          22,462             --         31,458             --         53,920
=======================================================================================================================
Cash and equivalents at end of period              $  2,490       $     --       $ 29,815       $     --       $ 32,305
=======================================================================================================================

WOLVERINE TUBE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2002

(Unaudited)

---------------------------------------------------------------------------------------------------------------------------------
                                                                    SUBSIDIARY      NON-GUARANTOR
                                                    PARENT          GUARANTORS      SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
----------------------------------------------------------------------------------------------------------------------------------
(In thousands)
OPERATING ACTIVITIES
Income from continuing operations                  $   5,174        $   5,933        $   6,201        $ (12,134)       $   5,174
Depreciation and amortization                          5,793            1,654            1,278               --            8,725
Other non-cash items                                     204               --               --               --              204
Equity in earnings of subsidiaries                   (12,134)              --               --           12,134               --
Changes in operating assets and liabilities           15,008          (13,527)          (4,055)              --           (2,574)
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) operating
  activities                                          14,045           (5,940)           3,424               --           11,529

INVESTING ACTIVITIES
Additions to property, plant and equipment            (2,313)            (305)            (662)              --           (3,280)
Other                                                     --               (1)               1               --               --
--------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                (2,313)            (306)            (661)              --           (3,280)

FINANCING ACTIVITIES
Financing fees and expenses paid                      (8,398)              --               --               --           (8,398)
Net payments on revolving credit facilities          (97,907)              --             (789)              --          (98,696)
Intercompany borrowings (payments)                    (4,065)           6,975           (2,910)              --               --
Net increase in note payable                              --               --            1,822               --            1,822
Proceeds from issuance of senior notes               118,546               --               --               --          118,546
Issuance of common stock                                  69               --               --               --               69
Redemption of preferred stock                         (1,000)              --               --               --           (1,000)
Dividends paid on preferred stock                        (58)              --               --               --              (58)
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) financing
    activities                                         7,187            6,975           (1,877)              --           12,285
Effect of exchange rate on cash and
    equivalents                                           --               --              740               --              740
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided by continuing operations            18,919              729            1,626               --           21,274
Net cash provided by (used for) discontinued
    operations                                            --             (729)           2,153               --            1,424
--------------------------------------------------------------------------------------------------------------------------------
Net increase in cash and equivalents                  18,919               --            3,779               --           22,698
Cash and equivalents at beginning of period               --               --           22,739               --           22,739
================================================================================================================================
Cash and equivalents at end of period              $  18,919        $      --        $  26,518        $      --        $  45,437
================================================================================================================================

NOTE 12.          IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS


In April 2003, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, and is effective for contracts entered into or modified after June 30, 2003. We do not expect the provisions of SFAS No. 149 to have a significant effect on our financial position or operating results.


In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective beginning July 1, 2003. We do not expect the provisions of SFAS No. 150 to have a significant effect on our financial position or operating results.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our results of operations and financial condition. This discussion should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto.


OVERVIEW


The results of the first half of 2003 are reflective of a number of challenges facing our company, namely lower than anticipated volumes, an unfavorable mix of demand for our products, selling price pressures and cost escalations.


While we continue to successfully penetrate our markets, gain market share and strengthen our global market positions, our progress on these fronts has been overshadowed by the impacts of a weak economy, stagnant commercial construction in the United States, cooler than normal weather in the spring and early summer of 2003 and an unfavorable shift of product demand. Product demand has shifted towards our lower value wholesale products driven by demand in the housing industry and away from our higher value commercial products that are influenced more by commercial construction and industrial demand.


We have experienced modest selling price pressure across most of our product lines and intense selling price pressure for our wholesale products. Wholesale pricing in the United States was at its lowest point in the second quarter of 2003 since the second quarter of 1997. Average selling prices for our wholesale products sold in the United States, excluding metal, were down 31% in the first half of 2003 compared to the first half of 2002, yet we increased the volume of our shipments of product sold in the United States by 27% in the same time period. We were also negatively impacted by a weak U.S. dollar against a strong Canadian dollar in the first half of 2003 versus 2002 because approximately fifty percent of the goods manufactured in our Canadian operations are sold into the U.S. market and are denominated in U.S. dollars.


Going into 2003, we anticipated some increases in cost including salaries, worker's compensation, healthcare, insurance and pension expenses. Actual cost increases in 2003 for these expenses were in line with our expectations. Over the past several years we have put in place a number of cost reduction, efficiency and process improvement initiatives that have helped to offset these cost increases. However, in 2003 we have had additional unanticipated cost escalations for natural gas and copper scrap as well as for the impact of translating Canadian cost into U.S. dollars, considering the strong Canadian dollar. All of these cost increases coupled with lower than anticipated volumes, a weaker mix and reduced selling prices, have yielded results well below those achieved in 2002 and well below the results we anticipated for 2003.


RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED JUNE 29, 2003 COMPARED TO
THREE-MONTH PERIOD ENDED JUNE 30, 2002

Consolidated net sales increased by $0.5 million, or 0.3%, to $153.0 million for the second quarter ended June 29, 2003 from $152.5 million for the quarter ended June 30, 2002. Pounds shipped increased by 0.6 million pounds, or 0.7%, to 85.7 million in the second quarter of 2003 from 85.1 million in 2002. The average COMEX copper price for the second quarter of 2003 was $0.75 per pound, as compared to $0.74 per pound in the second quarter of 2002, an increase of approximately 0.8%.


Pounds of commercial products shipped decreased by 1.8 million pounds, or 3.0%, to 58.0 million in the second quarter of 2003 from 59.8 million in the second quarter of 2002. This decrease was due primarily to reduced shipments of industrial tube as well as more modest decreases in shipments of fabricated products, technical tube and joining products. Shipments of industrial tube in the second quarter of 2003 related to heating, ventilation, and air conditioning ("HVAC") did not meet our expectations due to the cooler than normal spring and early summer of 2003 in North America. However, HVAC related shipments in the second quarter of 2003 increased compared to the second quarter of 2002 due to orders from new customers. Shipments of industrial tube for non-HVAC applications in the second quarter of 2003 were negatively impacted by a 20% decrease in demand for general industrial tube products in the second quarter of 2003 compared to the second quarter of 2002 due to weakness in the overall industrial economy. Sales of commercial products decreased $3.2 million, or 2.7%, to $115.7 million in the second quarter of 2003 from $118.9 million in 2002. This decrease in sales was attributable primarily to decreased shipments of industrial tube. Revenues per pound for commercial products were essentially the same for both the second quarter of 2003 and 2002. Gross profit from commercial products decreased by $5.2 million, or 30.1%, to $12.1 million in the second quarter of 2003 from $17.3 million in 2002, attributable to the reduction in shipments as well as specific escalations of cost that are discussed in more detail below.


Pounds of wholesale products shipped increased by 3.4 million pounds, or 16.7%, to 23.5 million in the second quarter of 2003 from 20.1 million in 2002 due to our efforts to expand our customer base for these products. Sales of wholesale products increased $3.6 million, or 14.4%, to $28.5 million in the second quarter of 2003 from $24.9 million in 2002, due to the increase in shipments, partially offset by a decrease in revenues per pound. Overall revenues per pound were down $0.03 to $1.21 in the second quarter of 2003 versus $1.24 in the second quarter of 2002. However, the increased shipments were predominantly in the United States market where revenues per pound were down $0.09 per pound to $1.12 in the second quarter of 2003. Gross profit from wholesale products decreased $1.0 million, or 70.6%, to $0.4 million in the second quarter of 2003 from $1.4 million in 2002, due primarily to selling price pressures in this commodity market as well as specific escalations of cost that are discussed in more detail below, offset somewhat by increased volumes.


Pounds of rod and bar products shipped decreased by 1.0 million pounds, or 18.9%, to 4.2 million in the second quarter of 2003 from 5.2 million in 2002 due to a weak industrial environment in the United States. Sales of rod, bar and other products remained approximately the same, increasing $33,000, or 0.4%, to $8.8 million in the second quarter of 2003. Other products are primarily those products sold from our distribution center in the Netherlands. Sales dollars from our distribution center in The Netherlands increased approximately $1.4 million in the second quarter of 2003 due to increased volume as well as the favorable impact of the stronger Euro, but this increase was largely offset by a decrease in the volume of rod and bar products sold in North America. Gross profit from rod, bar and other products decreased $0.4 million, or 79.6%, to $0.1 million in the second quarter of 2003 from $0.5 million in 2002, due to decreased shipments and modest selling price decreases of rod and bar products, partially offset by an increase in gross profit from the activities of our distribution center in The Netherlands. Gross profit was also negatively impacted by specific escalations of cost that are discussed in the following paragraph.


Consolidated gross profit decreased $6.6 million or 34.4% to $12.6 million in the second quarter of 2003 from $19.2 million in 2002. Gross profit in the second quarter of 2003 was negatively impacted by the aforementioned reduced volumes of commercial products, primarily related to industrial tube, and by selling price reductions, primarily related to wholesale products. We also had approximately $2.4 million of additional cost in the second quarter of 2003 compared to 2002 related to natural gas, healthcare, pensions, worker's compensation and insurance expenses. Gross profit was also negatively impacted by the increased cost and reduced availability of copper scrap. Copper scrap prices have increased and availability has decreased in the second quarter of 2003 compared to the second quarter of 2002 for several reasons. First, there is a reduced amount of copper scrap being generated due to a slowdown in industrial production, and secondly, China is consuming far more of the available copper scrap. Gross profit benefited from a $0.8 million receipt of cash in a class action litigation settlement in the copper market.


Our manufacturing cost per pound increased $0.05 per pound to $0.81 per pound in the second quarter of 2003 as compared to $0.76 per pound in the second quarter of 2002 due to the escalations in cost discussed above as well as approximately $1.4 million of additional cost due to the currency translation impact on cost to manufacture for our Canadian operations. However, since approximately fifty percent of the goods manufactured in our Canadian operations are sold into the U.S. market with most of the remainder sold into Canada, the negative impact to gross profit in the second quarter of 2003 from currency translation and the strong Canadian dollar was significantly less than the negative impact on cost.


Consolidated selling, general and administrative expenses for the second quarter of 2003 decreased by $0.7 million, or 8.3%, to $7.6 million, compared with $8.3 million in 2002, while remaining approximately five percent of sales for both the second quarter of 2003 and 2002. The decrease in selling, general and administrative expenses was mainly due to a $0.6 million reduction in employee related expenses, primarily incentive pay that is tied to financial performance.


Consolidated net interest expense decreased by $0.3 million or 5.0%, to $5.3 million in the second quarter of 2003 from $5.6 million in 2002. Interest expense decreased $0.3 million in the second quarter of 2003 compared to 2002 due to the benefit of our interest rate swap on $50 million notional amount of our 7.375% Senior Notes that we entered into in the fourth quarter of 2002. Interest expense decreased another $0.3 million in the second quarter of 2003 as compared to 2002 because we have purchased $15.2 million of our Senior Notes since the second quarter of 2002. Consolidated net interest expense is net of interest income and capitalized interest of $0.2 million and $16,100, respectively, for the three-month period ended June 29, 2003 and $0.3 million and $0.1 million, respectively, for the three-month period ended June 30, 2002. Consolidated net interest expense in the second quarter of 2002 is also net of interest income from loans to the discontinued operations of Wolverine Ratcliffs, Inc. of $0.2 million.


Amortization and other, net was $0.5 million of expense in both the second quarter of 2003 and the second quarter of 2002. Amortization and other, net in the second quarter of 2003 and 2002 included $0.1 million and $0.2 million of foreign currency losses, respectively. These foreign currency losses are largely attributable to fluctuations in the Canadian to U.S. dollar exchange rate. Amortization and other, net in the second quarter of 2002 also included $0.1 million of income related to the administration and collection of receivables sold to us by our discontinued operations. Amortization expense was $0.4 million in the second quarter of 2003 as compared to $0.3 million in the second quarter of 2002.


A net tax benefit of $0.8 million was recorded in the second quarter of 2003 as compared to tax expense of $1.4 million in the second quarter of 2002. The effective tax rate in the second quarter of 2002 was 28.4%. The net tax benefit recorded in the second quarter of 2003 reflects i) lower effective tax rates from state tax planning activities; ii) federal tax benefits generated in the higher effective tax rate jurisdiction of the United States, in which we had pre-tax losses; and iii) foreign tax expense generated in foreign jurisdictions in which we had income and where the tax rates are lower due to tax holidays. A valuation allowance was recorded against all state net operating losses generated in the second quarter of 2003.




SIX-MONTH PERIOD ENDED JUNE 29, 2003 COMPARED TO
SIX-MONTH PERIOD ENDED JUNE 30, 2002

Consolidated net sales increased by $6.4 million, or 2.2%, to $296.5 million for the six-month period ended June 29, 2003 from $290.1 million for the six-month period ended June 30, 2002. Pounds shipped increased by 5.7 million pounds, or 3.5%, to 166.8 million in 2003 from 161.1 million in 2002. The average COMEX copper price for 2003 was $0.75 per pound, as compared to $0.73 per pound in 2002, an increase of approximately 3.0%.


Pounds of commercial products shipped increased by 2.7 million pounds, or 2.4%, to 114.2 million in 2003 from 111.5 million in 2002. This increase was primarily due to an increase in shipments of industrial tube and to a much lesser degree an increase in shipments of technical tube, partially offset by modest declines in shipments of alloy products, joining products and fabricated products. Shipments of industrial tube were strong in the first quarter of 2003 due to our success in obtaining market penetration for this product in the United States. However, in the second quarter of 2003 shipments of industrial tube did not meet our expectations due partially to the cooler than normal spring and early summer of 2003 in North America and were lower than shipments in the second quarter of 2002 due to a 20% decrease in demand for general industrial tube products due to weakness in the overall industrial economy. Technical tube shipments have benefited in 2003 from our market penetration into Europe and Asia, but overall growth has been tempered by weak demand in North America due to a low level of commercial construction activity. Sales of commercial products increased $0.8 million, or 0.3%, to $226.0 million in 2003 from $225.2 million in 2002. This increase in sales was attributable to increased shipments of technical tube and industrial tube, a favorable mix of fabricated products, as well as an increase in COMEX copper prices, partially offset by lower volumes and reductions in unit fabrication revenues for alloy products and joining products. The reduction in unit fabrication revenues was due to modest selling price reductions as well as to changes in product mix. Gross profit from commercial products decreased by $3.6 million, or 12.3%, to $25.9 million in 2003 from $29.5 million in 2002, attributable to specific escalations of cost that are discussed in more detail below.


Pounds of wholesale products shipped increased by 4.9 million pounds, or 12.6%, to 43.5 million in 2003 from 38.6 million in 2002 due to our efforts to expand our customer base for these products. Sales of wholesale products increased $5.5 million, or 11.8%, to $52.4 million in 2003 from $46.9 million in 2002, due to the increase in shipments, partially offset by a decrease in revenues per pound. Overall revenues per pound were flat at $1.21 in both 2003 and 2002, reflecting an increase in COMEX copper prices offset by a reduction in selling prices. However, the increased shipments in 2003 were predominantly in the United States market where revenues per pound were down $0.08 per pound to $1.13 in 2003. Gross profit from wholesale products decreased $2.5 million, or 84.3%, to $0.5 million in 2003 from $2.9 million in 2002, due primarily to selling price pressures in this commodity market as well as specific escalations of cost that are discussed in more detail below, offset somewhat by increased volumes.


Pounds of rod and bar products shipped decreased by 1.9 million pounds, or 17.7%, to 9.0 million in 2003 from 10.9 million in 2002 due to a weak industrial environment in the United States. Sales of rod, bar and other products increased $0.1 million, or 0.5%, to $18.1 million in 2003 from $18.0 million in 2002. Other products are primarily those products sold from our distribution center in the Netherlands. Sales dollars from our distribution center in The Netherlands increased approximately $1.9 million in 2003 primarily due to the favorable impact of the stronger Euro as well as increased volume, but this increase was largely offset by a decrease in the volume of rod and bar products sold in North America. Gross profit from rod, bar and other products decreased $0.2 million, or 19.0%, to $0.9 million in 2003 from $1.1 million in 2002, due to decreased shipments of rod and bar products, partially offset by an increase in gross profit from the activities of our distribution center in The Netherlands. Gross profit was also impacted by specific escalations of cost that are discussed in the following paragraph.


Consolidated gross profit decreased $6.3 million or 18.8% to $27.2 million in 2003 from $33.5 million in 2002. Gross profit in 2003 was negatively impacted by the aforementioned selling price reductions, primarily related to wholesale products. We also had approximately $2.9 million of additional cost in 2003 compared to 2002 related to natural gas, healthcare, pensions, worker's compensation and insurance expenses. Gross profit was also negatively impacted by the increased cost and reduced availability of copper scrap. Copper scrap prices have increased and availability has decreased in 2003 compared to 2002 for several reasons. First, there is a reduced amount of copper scrap being generated due to a slowdown in industrial production, and secondly, China is consuming far more of the available copper scrap. Gross profit benefited from a $0.8 million receipt of cash in a class action litigation settlement in the copper market.


Our manufacturing cost per pound increased $0.02 per pound to $0.81 per pound in 2003 as compared to $0.79 per pound in 2002 due to the escalations in cost discussed above as well as approximately $2.2 million of additional cost due to the currency translation impact on cost to manufacture for our Canadian operations. However, since approximately fifty percent of the goods manufactured in our Canadian operations are sold into the U.S. market with most of the remainder sold into Canada, the negative impact to gross profit in the first six months of 2003 from currency translation and the strong Canadian dollar was significantly less than the negative impact on cost.


Consolidated selling, general and administrative expenses for 2003 decreased by $0.5 million, or 2.8%, to $15.7 million, compared with $16.2 million in 2002, while remaining approximately five percent of sales for both 2003 and 2002. The decrease in selling, general and administrative expenses was mainly due to a $0.7 million reduction in employee related expenses, primarily incentive pay that is tied to financial performance. Selling, general and administrative expenses in the first half of 2002 included $0.5 million of charges for professional fees pertaining to the industry-wide competition related Department of Justice investigation. Salary and wage costs increased $0.4 million in 2003 as compared to 2002 primarily due to the fact that selling, general and administrative expenses in the first quarter of 2002 included a 10% pay reduction for salaried employees.


Consolidated net interest expense increased by $1.2 million or 12.6%, to $10.5 million in 2003 from $9.3 million in 2002. Interest expense increased $1.2 million in 2003 because on March 27, 2002, we issued $120.0 million in principal amount of 10.5% Senior Notes replacing approximately $98.7 million of borrowings under our old revolving credit facility which had an average interest rate of 4.9% in the first quarter of 2002. Consolidated net interest expense is net of interest income and capitalized interest of $0.3 million and $33,200, respectively, for 2003 and $0.3 million and $0.1 million, respectively, for 2002. Consolidated net interest expense in 2002 is also net of interest income from loans to the discontinued operations of Wolverine Ratcliffs, Inc. of $0.6 million. Interest expense was reduced $0.6 million in 2003 compared to 2002 due to the benefit of our interest rate swap on $50 million notional amount of our 7.375% Senior Notes that we entered into in the fourth quarter of 2002.


Amortization and other, net was $1.0 million of expense in 2003, as compared to $0.6 million of expense in 2002. Amortization and other, net in 2003 and 2002 included $0.2 million and $0.3 million of foreign currency losses, respectively. These foreign currency losses are largely attributable to fluctuations in the Canadian to U.S. dollar exchange rate. Amortization and other, net in 2002 also included $0.3 million of income related to the administration and collection of receivables sold to us by our discontinued operations. Amortization expense was $0.7 million in 2003 as compared to $0.5 million in 2002.


A net tax benefit of $0.7 million was recorded in 2003 as compared to tax expense of $2.3 million in 2002. The effective tax rate in 2002 was 30.8%. The net tax benefit recorded in 2003 reflects i) lower effective tax rates from state tax planning activities; ii) federal tax benefits generated in the higher effective tax rate jurisdiction of the United States, in which we had pre-tax losses; and iii) foreign tax expense generated in foreign jurisdictions in which we had income and where the tax rates are lower due to tax holidays. A valuation allowance was recorded against all state net operating losses generated in 2003.


LIQUIDITY AND CAPITAL RESOURCES


The primary source of our liquidity for the six months ended June 29, 2003 was cash on hand at the beginning of the year of $53.9 million. The primary uses of our funds for the six months ended June 29, 2003 were $21.6 million for continuing operations and $2.7 million for investments in our property, plant and equipment.


The primary sources of our liquidity for the six months ended June 30, 2002 were cash on hand at the beginning of the year of $22.7 million, $118.5 million from the issuance of our 10.5% Senior Notes, borrowings under our revolving credit facilities and $11.5 million of cash provided by operating activities. We issued the 10.5% Senior Notes and entered into the new secured revolving credit facility on March 27, 2002 to replace our old revolving credit facility. The primary uses of our funds for the first six-month period of 2002 were $98.7 million to repay our revolving credit facilities, $8.4 million of financing fees related to the issuance of our 10.5%

Senior Notes and new secured revolving credit facility, $3.3 million for investments in our property, plant and equipment and $1.0 million related to the mandatory redemption of our preferred stock.


For the first six months of 2003, we used $21.6 million of cash for continuing operating activities compared to the same six-month period in 2002 in which we generated $11.5 million of cash from operating activities. Cash was used by operations in 2003 primarily to fund a $4.1 million increase in inventories and a $19.8 million increase in accounts receivable. In the first six months of 2002, we generated cash from operating activities primarily by reducing inventories by $11.9 million, increasing accounts payable by $7.6 million and producing net income of $5.2 million, partially offset by a $22.7 million increase in accounts receivable. Inventories increased in 2003 due to accelerated purchases of copper scrap in June in order to take advantage of favorable pricing, carrying additional strip inventory at our Jackson facility as we transitioned from a European supplier to a domestic supplier, experiencing less than anticipated demand for some of our products and modest increases in metal prices. Accounts receivable increased in both 2003 and 2002 as we participate in a seasonal business that typically produces greater sales in the first and second quarters compared to the second half of the year. The reduction in accounts payable in 2003 reflects the timing of the receipts and payments for copper inventories and the curtailment of purchases late in the second quarter of 2003 as business slowed.


As of June 29, 2003, we had no outstanding obligations under our secured revolving credit facility. We had approximately $7.6 million of standby letters of credit outstanding that are collateralized with the secured revolving credit facility and approximately $29.9 million (subject to a $2.0 million excess availability requirement) in additional borrowing availability thereunder.


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


In light of our results in the first half of 2003 and the uncertainty and general weakness in the outlook for commercial construction and the industrial economy as a whole for the remainder of 2003, it is possible that violations of our minimum consolidated EBITDA covenant as amended could occur in the second half of 2003. If necessary, we believe that we will be able to reach an agreeable solution with our lenders so that we will be able to retain a borrowing availability under our secured revolving credit facility sufficient to meet the needs of our operations.


In the second half of 2003, we expect to generate cash flow from continuing operations primarily from a reduction of inventories and accounts receivable as well as a refund of approximately $8.5 million from the filing of our 2002 federal U.S. income tax return. We are also currently negotiating a metal consignment program that, if successfully concluded, could generate approximately $10.0 to $15.0 million of additional cash proceeds in the second half of 2003.


Capital expenditures were $2.7 million in the first six months of 2003 as compared to $3.3 million in the first six months of 2002. We currently expect to spend up to $10 million for capital items in the year 2003. Our capital expenditures include asset replacement, environmental compliance and asset improvement items.


The ratio of current assets to current liabilities was 4.6 at June 29, 2003 and
3.8 at June 30, 2002. Our cash and cash equivalent balances as of June 29, 2003 and December 31, 2002 were $32.3 million and $53.9 million, respectively, of which $29.8 million and $31.5 million, respectively were held by our facilities located outside of the United States. We believe we would have to pay the differential between foreign taxes and U.S. taxes on funds located outside of the United States upon repatriating these funds to the United States. However, we do not anticipate repatriating these funds in the foreseeable future and accordingly have not accrued the differential tax liability.


Thus, with the continuing borrowing availability anticipated under our secured revolving credit facility, our cash balances, anticipated cash flow from our continuing operations and the possibility of additional proceeds from a metal consignment program, we believe that we will be able to satisfy our existing working capital needs, interest obligations and capital expenditure requirements. We will continue to monitor our cash balances and forecasted cash flows and evaluate opportunities to purchase our Senior Notes in the open market. However, we have not made any such purchases to date in 2003. We also will evaluate making non-mandatory cash contributions to our pensions plans. In February 2003, we transferred $4.3 million to a rabbi trust to partially fund the vested benefit obligations to certain executives under our Supplemental Executive Retirement Plan. The funds in the rabbi trust are accounted for on the balance sheet within non-current assets and under the `Prepaid pensions and other' caption.


ENVIRONMENTAL


Our facilities and operations are subject to extensive environmental laws and regulations. During the six months ended June 29, 2003, we spent approximately $0.2 million on environmental matters, which included remediation costs, monitoring costs, legal and other costs. We had a reserve of $1.3 million for undiscounted environmental remediation costs which is reflected in our Condensed Consolidated Balance Sheet. Based on currently available information, we believe that the ultimate costs of the environmental matters described below are not reasonably likely to have a material adverse effect on our business, financial condition or results of operations. However, actual costs related to environmental matters could differ materially from the amounts we estimated and accrued at June 29, 2003 and could result in additional exposure if these environmental matters are not resolved as anticipated.


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

Part of the ground water contamination plume had previously been detected underneath a section of property not owned by us. There are monitoring wells and recovery wells on this property. However, these wells have not been activated because the level of contamination currently is below regulated levels. To date, we have not received or been threatened by any claim from the owner of this property. In December 2002, we took a sample from this property that indicated there were no longer detectable levels of chrome beyond our property boundary. We have scheduled the next sampling from this property for late 2003. If the owner of this property makes a claim, we could incur additional costs.


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


The estimated remaining investigative, monitoring, remedial, legal and other costs related to the environmental matters at our Decatur, Alabama facility are $0.5 million as of June 29, 2003.


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


Under the terms of the order, we submitted a Remedial Investigation and Feasibility Study work plan, which was accepted by the Tennessee Division, and we have initiated this work plan. The Tennessee Division approved the Groundwater Assessment Plan as a supplement to the work plan, and additional groundwater sampling to determine the lateral and vertical extent of possible contamination began in July 2000. The data from the ground water assessment, the subsequent risk assessment and a preliminary review of remedial alternatives completed the work plan portion of the project which was submitted to the Tennessee Division on April 26, 2002. The Tennessee Division responded with comments on the Remedial Investigation and Feasibility

Study on November 8, 2002. We and our consultants have prepared a response to the Tennessee Division's comments and have scheduled a meeting with the Tennessee Division on August 13, 2003 to discuss their comments and our response with their risk assessment team. We continue the monitoring and analysis program in compliance with the consent agreement.


On June 13, 2001, we purchased 22 acres immediately north of the Ardmore facility because of the potential migration of ground water contamination to this property. We believe that owning the property will reduce both potential liability and long-term remediation costs. We are proposing to the Tennessee Division that an interim corrective measure be implemented at the facility. The interim measure will consist of a system to extract water and vapors from the areas of highest concentration. The system can be expanded to conduct additional remediation if required. Based on recent testing efforts at the facility and the available information, we preliminarily estimate as of June 29, 2003 that it will cost between $0.4 million and $2.9 million to complete the investigation and develop the remediation plans for this site.


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


Greenville, Mississippi


Following our acquisition of the Greenville, Mississippi facility, a preliminary investigation disclosed certain volatile organic compounds in soil and ground water at the site. We entered into a consent agreement with the Mississippi Department of Environmental Quality on July 15, 1997. We began remediation efforts in the third quarter of 1997 and expected these efforts to last approximately three years. In February 2000, we submitted a report of remediation activities and were granted approval by the Mississippi department to cease active remediation and begin post-closure monitoring. However, there can be no assurance that the department will allow us to permanently discontinue remediation efforts, and operations, maintenance and other expenses of the remediation system may continue for a longer period of time. Through October 3, 1998, applicable costs of testing and remediation required at the Greenville facility had been shared with the former owners of the facility pursuant to the terms of an escrow agreement established at the time the facility was acquired. Subsequent to October 3, 1998, we released the former owners of the facility from liability related to the remediation of the Greenville facility after receiving a $145,000 settlement payment. We estimate as of June 29, 2003 that the remaining investigative and remedial costs could total $14,500 under the remediation plan we adopted, but these costs could increase if additional remediation is required.

On November 21, 2002, the Mississippi Commission on Environmental Quality approved a Brownfield agreement order with us. We believe that this program will provide for the most regulatory flexibility in reaching a site closure. On December 11, 2002, we donated the property to Washington County, Mississippi to be used for economic development. We maintain the environmental liability as defined in the Brownfield agreement. We anticipate long-term monitoring of the site to continue until the concentration of contaminants reach the Mississippi department's target goals.


Altoona, Pennsylvania


We have entered our Altoona, Pennsylvania facility into the State of Pennsylvania Department of Environmental Protection Act II Program. The program addresses contamination issues related to closed hazardous waste lagoons and oil contamination of soil at this facility. The previous owner closed the hazardous waste lagoons in 1982. The program is a voluntary site remediation program, which allows us to direct the site evaluation and any eventual remediation. Remaining costs to complete the investigation phase of the program are estimated to be $27,500. Once the investigation phase is completed, a decision on remediation, if any, will be made. Based upon our preliminary report to the Pennsylvania Department of Environmental Protection no active remediation is anticipated at this site; however, some additional testing and modeling will be required. The additional testing and modeling are included in the estimated cost. We anticipate submitting a final remedial investigation report to the Pennsylvania Department of Environmental Protection in late 2003. It was our belief that the previous owner had indemnified us for any liability in the matter. In November 2002, we reached an out of court settlement concerning the indemnification with Millennium Chemicals, formerly National Distillers. As part of this agreement Millennium Chemicals has been released from all claims.


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


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995


Certain of the statements contained in this report are made pursuant to the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding our goals, beliefs, plans or current expectations, taking into account the information currently available to our management. Forward-looking statements include all statements that do not relate solely to current or historical fact. For example, when we use such words as "anticipate," "intend," "expect," "believe," "plan," "may," "should," "would" or other words that convey uncertainty of future events or outcome, we are making forward-looking statements. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to future sales, earnings, operating performance, property, plant and equipment expenditures and sources and uses of cash, are forward-looking statements. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those stated or implied by such forward-looking statements. We undertake no obligation to publicly release any revision of any forward-looking statements contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

With respect to expectations of future sales, earnings, operating performance, property, plant and equipment expenditures and sources and uses of cash, factors that could affect actual results include, without limitation:

         - our significant amount of debt and the restrictive covenants contained in our debt agreements;

         -        our ability to service our debt and incur additional debt;

         - our ability to dispose of our properties held for sale and realize their carrying values;

         - our ability to achieve growth rates and profit projections assumed in the valuation of our goodwill;

         - the impact of interest rates on the valuations of our pension liabilities and goodwill;

         - cyclicality, seasonality and weather conditions, which affect the sales of our products;

         - the timing and magnitude of recovery from the current economic downturn;

         - the persistence of low levels of U.S. commercial construction activity;

         - the impact of competitive factors in our industry, including the effect of pricing, product lines and other actions taken by our competitors;

         - our ability to maintain our relationships with our major customers;

         -        a reduction in demand for our products;

         - our ability to achieve and the timeliness with which we achieve anticipated results from our Project 21 capital improvement plan, cost reduction initiatives, product and process development activities, productivity initiatives, global expansion activities, market share penetration efforts and working capital management programs;

         -        our potential exposure to environmental liabilities;

         - economic, political and currency risks relating to our international operations;

         - our ability and the ability of our customers to maintain satisfactory relations with union employees;

         -        extraordinary fluctuations in the markets for raw materials;

         - extraordinary fluctuations in the cost and availability of fuel and energy resources;

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


Interest Rate Risk


The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our total long-term fixed interest rate debt as of June 29, 2003 was $258 million, versus a carrying value of $255 million. The estimated fair market value of our debt is based upon the indicative bid price for our Senior Notes which approximates their trade value. The yield implicit in the value of the 7.375% Senior Notes is 8.36% and 8.66% for the 10.5% Senior Notes. A 1% increase from prevailing interest rates would result in a decrease in fair value of this debt by approximately $10 million as of June 29, 2003.


In October 2002, we completed an interest rate swap on $50 million notional amount of our 7.375% Senior Notes. The terms of the interest rate swap are semi-annual payment dates of February 1 and August 1, a floating rate option of the six-month LIBOR rate plus a spread of 3.76% and a termination date of August 1, 2008. As of June 29, 2003, we recorded the fair market value of the interest rate swap of $1.7 million as other assets with a corresponding increase to the hedged debt, with equal and offsetting unrealized gains and losses included in other income (expense), net. For the three and six month periods ended June 29, 2003, the interest rate swap effectively converted $50 million of fixed rate 7.375% Senior Notes to a variable rate of 4.886% and 5.106%, respectively.


Commodity Price Risk


In connection with the sale of some raw materials, principally copper, we have entered into commodity forward contracts as we have deemed appropriate to reduce the risk of price increases with respect to both firm-price sale commitments and anticipated sales. These forward contracts are accounted for in accordance with SFAS No. 133 Accounting For Derivative Instruments and Hedging Activities (as subsequently amended by SFAS Nos. 137 and 138). As of June 29, 2003, we had entered into contracts hedging the raw material requirements for committed and anticipated future sales through December 2004 having a notional value of $18.3 million. The estimated fair value of these outstanding contracts based upon forward rates at June 29, 2003 was approximately $1.1 million as of June 29, 2003. A 10.0% decline in commodity prices would decrease the estimated fair value of these outstanding contracts by $1.9 million at June 29, 2003.

We also have entered into commodity forward contracts as we have deemed appropriate to reduce the risk of price decreases with respect to firm-price purchase commitments. These forward contracts are accounted for in accordance with SFAS No. 133. As of June 29, 2003, we had entered into contracts hedging the raw material requirements for committed future purchases through August 2003 having a notional value of $1.2 million. The estimated fair value of these outstanding contracts based upon forward rates at June 29, 2003 was approximately $21,700 as of June 29, 2003. A 10.0% increase in commodity prices would decrease the estimated fair value of these outstanding contracts by $0.1 million at June 29, 2003.


We have entered into commodity forward contracts to sell copper with a notional value of $26.4 million in December 2003. We entered into these forward contracts in order to mitigate the impact of fluctuating copper prices with regard to the valuation of our inventory balances. These forward contracts were not designated as effective hedges and therefore they are marked to market each month with gains and losses recorded in cost of goods sold. The estimated fair value of these outstanding contracts based upon forward rates at June 29, 2003 was a loss of approximately $0.4 million as of June 29, 2003. A 10.0% increase in commodity prices would decrease the estimated fair value of these outstanding contracts by $2.6 million at June 29, 2003.


In connection with the purchase of natural gas, we have entered into commodity futures contracts for natural gas to reduce our risk of future price increases. These contracts are accounted for in accordance with SFAS No.133 and accordingly, realized gains and losses are recognized in cost of goods sold when the hedged natural gas purchases occur. Gains and losses on natural gas futures contracts that are designated as cash flow hedges are recognized in comprehensive income until the anticipated natural gas purchase occurs or is no longer probable. As of June 29, 2003, we had commodity futures contracts to purchase natural gas for the period August 2003 through October 2004 with a notional amount of $5.4 million and an unrealized loss of $0.3 million, based on futures prices as of June 29, 2003. The effect of a 10.0% decline in commodity prices as of June 29, 2003 for these futures contracts would result in a potential loss in fair value of approximately $0.5 million.


Foreign Currency Risk


Some of our operations use foreign exchange forwards to hedge fixed purchase and sales commitments denominated in a foreign currency. Our foreign currency exposures relate primarily to nonfunctional currency assets and liabilities denominated in Euros and British Pound Sterling. We do not enter into forward exchange contracts for trading purposes. These forward contracts and the underlying hedged receivables and payables are carried at their fair values with any associated gains and losses recognized in current period earnings. As of June 29, 2003, we had forward exchange contracts outstanding to purchase foreign currency with a notional amount of $3.5 million and to sell foreign currency with a notional amount of $3.1 million. As of June 29, 2003, we had an unrealized loss of $0.3 million associated with these forward contracts. The potential loss in fair value for these forward contracts from a hypothetical 10.0% adverse change in quoted foreign currency exchange rates would be approximately $0.6 million.

ITEM 4.           CONTROLS AND PROCEDURES



Under the supervision and with the participation of management, including our Chief Executive Officer, Dennis J. Horowitz, and our Chief Financial Officer, James E. Deason, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, Messrs. Horowitz and Deason have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures have been designed and are effective to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information we are required to disclose in such reports is accumulated and communicated to our management, including Messrs. Horowitz and Deason, as appropriate to allow timely decisions regarding required disclosure. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goal under all potential future conditions, regardless of how remote.

Based upon the evaluation of our management, which was conducted with the participation of Messrs. Horowitz and Deason, there has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS


     There were no material legal proceeding developments during the three-month period ended June 29, 2003.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


On May 14, 2003, the Company held its Annual Meeting of Stockholders. The matters voted on at the meeting and the results of those votes are as follows:

1.       Election of Directors.


                                    Votes For             Votes Withheld
                                    ---------             --------------
Chris A. Davis                      11,095,652               308,800


W. Barnes Hauptfuhrer               11,094,237               310,215


Dennis J. Horowitz                  11,074,425               330,027


Other Directors whose term of office continued after the meeting were John L. Duncan, Jan K. Ver Hagen, James E. Deason, Thomas P. Evans and Gail O. Neuman.

2.       Appointment of Ernst & Young LLP as Independent Auditors.


                  Votes For            Votes Against        Votes Abstained
                  ---------            -------------        ---------------


                   10,904,434              496,128                 3,890




3.       Approve and adopt the Wolverine Tube, Inc. 2003 Equity Incentive Plan.


                  Votes For             Votes Against       Votes Abstained
                  ---------             -------------       ---------------


                  6,855,291                 2,251,828             13,291


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K


     (a) Exhibits

10.1     Wolverine Tube, Inc. 2003 Equity Incentive Plan.

10.2     First Amendment to Wolverine Tube, Inc. 2003 Equity Incentive Plan.

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1     Certification of the Chief Executive Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2     Certification of the Chief Financial Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K


         A current report on Form 8-K related to the reporting of the Company's results of operations and financial condition for the quarter ended March 30, 2003 was furnished to the SEC on April 24, 2003.


         A current report on Form 8-K related to the reporting of the Company's results of operations and financial condition for the quarter ended June 29, 2003 was furnished to the SEC on July 30, 2003.






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

Dated:   August 12, 2003