Form 10-Q
period 2003-09-28
WOLVERINE TUBE INC
filed 2003-11-12
CIK 821407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

     [X]     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 28, 2003

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

YES    [X]      NO [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES    [X]      NO [   ]

Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date:

Class	Outstanding as of October 31, 2003

Common Stock, $0.01 Par Value	12,279,343 Shares

FORM 10-Q

QUARTERLY REPORT

		Page No.
	PART I
Item 1.	Financial Statements
	Condensed Consolidated Statements of Operations (Unaudited)—Three-Month and Nine-Month Periods Ended September 28, 2003 and September 29, 2002	1
	Condensed Consolidated Balance Sheets September 28, 2003 (Unaudited) and December 31, 2002	2
	Condensed Consolidated Statements of Cash Flows (Unaudited)—Nine-Month Periods Ended September 28, 2003 and September 29, 2002	3
	Notes to Condensed Consolidated Financial Statements (Unaudited)	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	34
	PART II
Item 1.	Legal Proceedings	35
Item 6.	Exhibits and Reports on Form 8-K	35

ITEM 1.       FINANCIAL STATEMENTS

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three-month period ended:		Nine-month period ended:
	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002
(In thousands except per share amounts)
Net sales	$144,099	$134,817	$440,574	$424,907
Cost of goods sold	137,857	120,347	407,105	376,902

Gross profit	6,242	14,470	33,469	48,005
Selling, general and administrative expenses	8,105	7,061	23,812	23,215
Restructuring charges	6,438	—	6,438	—

Income (loss) from operations	(8,301)	7,409	3,219	24,790
Other expenses:
Interest expense, net	5,269	5,620	15,739	14,921
Gain on extinguishment of debt	—	(1,074)	—	(1,074)
Amortization and other, net	244	455	1,278	1,057
Goodwill impairment	23,153	—	23,153	—

Income (loss) before income taxes	(36,967)	2,408	(36,951)	9,886
Income tax provision (benefit)	(5,245)	581	(5,966)	2,885

Net income (loss)	(31,722)	1,827	(30,985)	7,001
Less preferred stock dividends	—	—	—	(58)

Net income (loss) applicable to common shares	$(31,722)	$1,827	$(30,985)	$6,943

Net income (loss) per common share –basic	$(2.58)	$0.15	$(2.52)	$0.57
Basic weighted average number of common shares	12,279	12,258	12,273	12,219
Net income (loss) per common share –diluted	$(2.58)	$0.15	$(2.52)	$0.56
Diluted weighted average number of common and common equivalent shares	12,279	12,405	12,273	12,351

     See Notes to Condensed Consolidated Financial Statements.

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 28,	December 31,
	2003	2002

(In thousands except share and per share amounts)	(Unaudited)	(Note)
Assets
Current assets
Cash and equivalents	$50,059	$53,920
Accounts receivable, net	87,469	65,212
Inventories	96,396	85,485
Refundable income taxes	—	6,347
Prepaid expenses and other	10,207	8,055

Total current assets	244,131	219,019
Property, plant and equipment, net	202,806	208,999
Deferred charges, net	13,294	13,811
Goodwill, net	77,037	100,100
Assets held for sale	6,411	8,791
Prepaid pensions and other	4,292	—

Total assets	$547,971	$550,720

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$41,975	$30,290
Accrued liabilities	23,801	19,293
Short-term borrowings	1,574	1,217

Total current liabilities	67,350	50,800
Deferred income taxes	6,687	11,902
Long-term debt	255,451	255,712
Pension liabilities	18,776	14,540
Postretirement benefit obligation	16,420	15,666
Accrued environmental remediation	1,213	1,465

Total liabilities	365,897	350,085
Stockholders’ equity
Common stock, par value $0.01 per share; 40,000,000 shares authorized; 14,343,143 and 14,326,239 shares issued as of September 28, 2003 and December 31, 2002, respectively	143	143
Additional paid-in capital	103,342	103,213
Retained earnings	133,562	164,547
Unearned compensation	(249)	(302)
Accumulated other comprehensive loss	(17,349)	(29,591)
Treasury stock, at cost; 2,063,800 shares as of September 28, 2003 and December 31, 2002	(37,375)	(37,375)

Total stockholders’ equity	182,074	200,635

Total liabilities and stockholders’ equity	$547,971	$550,720

Note:	The Balance Sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. See Notes to Condensed Consolidated Financial Statements.

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine-month period ended:
	September 28,	September 29,
	2003	2002

(In thousands)
Operating Activities
Net income (loss)	$(30,985)	$7,001
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	14,117	13,326
Deferred income taxes	(3,956)	(6)
Non-cash portion of restructuring charge	5,077	—
Goodwill impairment	23,153	—
Gain on retirement of senior notes	—	(1,074)
Other non-cash items	239	497
Changes in operating assets and liabilities:
Accounts receivable, net	(19,007)	(15,519)
Inventories	1,100	13,460
Refundable income taxes	6,592	8,223
Prepaid expenses and other	(2,728)	1,061
Accounts payable	341	706
Accrued liabilities including pension, postretirement benefit and environmental	3,847	382

Net cash provided by (used for) operating activities	(2,210)	28,057
Investing Activities
Additions to property, plant and equipment	(4,330)	(5,409)
Disposal of property, plant and equipment	12	—

Net cash used for investing activities	(4,318)	(5,409)
Financing Activities
Financing fees and expenses paid	(29)	(8,564)
Net borrowings (payments) on revolving credit facilities	292	(98,948)
Net increase in note payable	—	1,914
Proceeds from issuance of senior notes	—	118,546
Retirement of senior notes	—	(9,176)
Issuance (redemption) of common stock	(36)	69
Redemption of preferred stock	—	(1,000)
Dividends paid on preferred stock	—	(58)
Other financing activities	(4)	—

Net cash provided by financing activities	223	2,783
Effect of exchange rate on cash and equivalents	1,892	284

Net cash provided by (used for) continuing operations	(4,413)	25,715
Net cash provided by (used for) discontinued operations	552	(1,086)

Net increase (decrease) in cash and equivalents	(3,861)	24,629
Cash and equivalents at beginning of period	53,920	22,739

Cash and equivalents at end of period	$50,059	$47,368

See Notes to Condensed Consolidated Financial Statements.

Wolverine Tube, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 28, 2003
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Wolverine Tube, Inc. (the “Company”) and its majority-owned subsidiaries after elimination of significant intercompany accounts and transactions. References to the “Company”, “we” or “us” refer to Wolverine Tube, Inc. and its consolidated subsidiaries, unless the context otherwise requires. The accompanying condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying condensed consolidated financial statements (and all information in this report) have not been examined by independent auditors; but, in the opinion of management, all adjustments, which consist of normal recurring accruals necessary for a fair presentation of the results for the periods, have been made. The results of operations for the three-month and nine-month periods ended September 28, 2003 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2002.

We use our internal operational reporting cycle for quarterly financial reporting.

NOTE 2. CONTINGENCIES

We are subject to extensive environmental regulations imposed by federal, state, provincial and local authorities in the United States, Canada, China and Portugal with respect to emissions to air, discharges to waterways, and the generation, handling, storage, transportation, treatment and disposal of waste materials, and we have received various communications from regulatory authorities concerning environmental matters. We have accrued undiscounted estimated environmental remediation costs of $1.2 million at September 28, 2003, consisting primarily of $0.5 million for the Decatur, Alabama facility and $0.6 million for the Ardmore, Tennessee facility. Based on information currently available, we believe that the ultimate costs for these matters are not reasonably likely to have a material effect on our business, financial condition or results of operations. However, actual costs related to environmental matters could differ materially from the amounts we estimated and accrued at September 28, 2003 and could result in additional exposure if these environmental matters are not resolved as anticipated.

NOTE 3. INVENTORIES

Inventories are as follows:

	September 28, 2003	December 31, 2002

(In thousands)
Finished products	$27,396	$23,617
Work-in-process	23,118	15,862
Raw materials	16,285	14,894
Supplies	29,597	31,112

Totals	$96,396	$85,485

As of September 28, 2003, we recorded approximately $8.7 million of silver inventory as follows: $2.5 million raw materials; $2.7 million work-in-process; and $3.5 million finished products. This inventory, which had previously been accounted for as an off-balance sheet consignment arrangement, is procured under an ongoing precious metal arrangement.

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

During the third quarter of 2003, we conducted the required annual goodwill impairment review. Updated valuations for each reporting unit were computed using a discounted cash flow approach based on forward-looking information regarding market share, revenues and costs. Our valuation was based on a 3% to 5% long-term growth rate, a discount rate of 14% and two reporting units, The Tube Group and The Fabricated Products Group. The Tube Group consists of our Decatur, Shawnee, Jackson, Booneville, Montreal, London, Shanghai and Esposende facilities for which we had $23.2 million of goodwill. The Fabricated Products Group consists of our Altoona, Carrollton, Warwick, Ardmore and Apeldoorn facilities for which we have $77.0 million of goodwill.

Based on the results of this review, the fair value of The Tube Group reporting unit was less than its carrying value and we recorded a goodwill impairment charge of $23.2 million in the third quarter of 2003. The fair value of The Tube Group reporting unit decreased significantly from the value derived when we tested for impairment in 2002 due to a decrease in the long-term growth rate from 4% to 3%, a reduction in our projections of future profitability and an increase in the discount rate from 12% to 14%.

The fair value of The Fabricated Products Group reporting unit exceeded its carrying value assuming a 5% growth rate, and thus, no impairment charge was recorded. If we are unable to achieve our estimated growth rates and profit projections, if interest rates increase or if our other estimates or assumptions change in the future, we may be required to record impairment charges for The Fabricated Products Group goodwill in the future.

NOTE 5. CONSOLIDATED INTEREST EXPENSE, NET

Consolidated interest expense is net of interest income and capitalized interest of $0.1 million and $23,000, respectively, for the three-month period ended September 28, 2003, and $0.1 million and $33,000, respectively, for the three-month period ended September 29, 2002. Consolidated interest expense is net of interest income and capitalized interest of $0.4 million and $56,000, respectively, for the nine-month period ended September 28, 2003, and $0.4 million and $0.2 million, respectively, for the nine-month period ended September 29, 2002. Consolidated interest expense in the three-month and nine-month periods ended September 29, 2002 is also net of interest income from loans to the discontinued operations of Wolverine Ratcliffs, Inc. of $0.1 million and $0.7 million, respectively.

NOTE 6. DEBT

Long-term debt consists of the following:

	September 28, 2003	December 31, 2002

(In thousands)
Senior Notes, 10.5%, due April 2009	$118,000	$118,000
Discount on 10.5% Senior Notes, original issue discount amortized over 7 years	(1,120)	(1,272)
Senior Notes, 7.375%, due August 2008	136,481	137,123
Discount on 7.375% Senior Notes, original issue discount amortized over 10 years	(139)	(161)
Netherlands facility, 5.1%, due on demand	1,566	1,205
Other foreign facilities	2,237	2,034

	257,025	256,929
Less short-term borrowings	(1,574)	(1,217)

Totals	$255,451	$255,712

As of September 28, 2003, we had no outstanding obligations under our secured revolving credit facility. We had approximately $7.9 million of standby letters of credit issued under the secured revolving credit facility and approximately $29.6 million (subject to a $2.0 million excess availability requirement) in additional borrowing availability thereunder.

In October 2002, we completed an interest rate swap on $50 million notional amount of our 7.375% Senior Notes. As of September 28, 2003, we recorded the fair market value of the interest rate swap of $0.3 million as other liabilities with a corresponding decrease to the hedged debt, with equal and offsetting unrealized gains and losses included in other income (expense), net. As of December 31, 2002, we recorded the fair market value of the interest rate swap of $0.4 million as other assets with a corresponding increase to the hedged debt with equal and offsetting unrealized gains and losses included in other income (expense), net.

NOTE 7. STOCK-BASED COMPENSATION PLANS

     We account for our stock option compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock option compensation expense is reflected in net income because the exercise price of our stock options equals the market price of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting

Standards No. 123, “Accounting for Stock-Based Compensation” to our stock option compensation plans.

	Three-month period ended:		Nine-month period ended:
	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002
(In thousands, except per share amounts)
Net income (loss) applicable to common shares, as reported	$(31,722)	$1,827	$(30,985)	$6,943
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(206)	(562)	(618)	(1,684)

Pro forma net income (loss) applicable to common shares	$(31,928)	$1,265	$(31,603)	$5,259

Earnings (loss) per share:
Basic – as reported	$(2.58)	$0.15	$(2.52)	$0.57
Basic – pro forma	$(2.60)	$0.10	$(2.58)	$0.43
Diluted – as reported	$(2.58)	$0.15	$(2.52)	$0.56
Diluted – pro forma	$(2.60)	$0.10	$(2.58)	$0.43

NOTE 8. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is as follows:

	Three-month period ended:		Nine-month period ended:
	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002
(In thousands)
Net income (loss)	$(31,722)	$1,827	$(30,985)	$7,001
Translation adjustment for financial statements denominated in a foreign currency	(222)	(2,601)	12,269	1,059
Unrealized gain (loss) on cash flow hedges, net of tax	(100)	(2,299)	303	554
Minimum pension liability adjustment, net of tax	(88)	—	(330)	—

Comprehensive income (loss)	$(32,132)	$(3,073)	$(18,743)	$8,614

NOTE 9. RESTRUCTURING CHARGES

During the third quarter of 2003, we recognized a restructuring charge of $6.4 million ($4.3 million net of tax). As of September 28, 2003, we had formalized a plan whereby to terminate approximately 200 employees, primarily salaried and indirect hourly employees and, to a lesser extent, direct hourly employees, from all of our plants in North America. In conjunction with this plan, we accrued and charged to expense $1.1 million for severance benefits for approximately 92 of these employees. This reduction in workforce approximated six percent of our overall workforce and was deemed necessary in order to reduce costs in a weak economic environment. As of September 28, 2003, we had not made any payments against the $1.1 million liability for severance benefits and most of the terminations have taken place within the two-week period subsequent to September 28, 2003.

The restructuring charge also included $5.3 million of other costs, including a $2.6 million write-off of impaired assets, primarily related to our assets held for sale in Roxboro, North Carolina and a $2.5 million write-off of impaired assets at our Booneville, Mississippi facility. The impairment charge for the assets held for sale in Roxboro, North Carolina was a result of writing down the land and building to our revised, lower estimate of fair value. Demand for industrial facilities in this geographic area is extremely weak due to the very slow industrial economy. The impairment charge for the assets at Booneville, Mississippi was necessary because the estimated undiscounted cash flows associated with the remaining use and ultimate disposition of the facility were less than the carrying value of the assets, as of the end of the third quarter of 2003. The impairment charge for the Booneville assets was made in conjunction with the goodwill impairment charge of The Tube Group and in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, wherein we compared the undiscounted cash flows of the assets of The Tube Group to their carrying values.

We announced in the third quarter of 2003 that we will close our Booneville, Mississippi facility. The facility produces both smooth and enhanced industrial tube, primarily used by residential and commercial air conditioner manufacturers and employs approximately 140 persons. We have begun to transition production from the Booneville plant to our other facilities and it is expected that the transition will be substantially completed by the end of 2003 and matters related to operations and equipment relocations will be finalized during the first half of 2004. In future quarters, we anticipate recording additional restructuring charges for the closure of the facility in the range of $2.5 to $5.0 million.

NOTE 10. INDUSTRY SEGMENTS

Our reportable segments are based on our three product groups: commercial products, wholesale products and rod, bar and other products. Commercial products consist primarily of high value added products sold directly to original equipment manufacturers. Wholesale products are commodity-type plumbing tube products, which are primarily sold to plumbing wholesalers and distributors. Rod, bar and other products consist of products sold to a variety of customers and includes our European distribution business. We evaluate the performance of our operating segments based on sales and gross profit; however, we do not allocate asset amounts and items of income and expense below gross profit or depreciation and amortization.

Summarized financial information concerning our reportable segments is shown in the following table:

			Rod, Bar
	Commercial	Wholesale	& Other	Consolidated
(In thousands)
Three-month period ended September 28, 2003
Net sales	$106,098	$28,512	$9,489	$144,099
Gross profit	5,874	38	330	6,242
Three-month period ended September 29, 2002
Net sales	$100,996	$24,650	$9,171	$134,817
Gross profit	11,709	1,899	862	14,470

			Rod, Bar
	Commercial	Wholesale	& Other	Consolidated
(In thousands)
Nine-month period ended September 28, 2003
Net sales	$332,099	$80,917	$27,558	$440,574
Gross profit	31,749	500	1,220	33,469
Nine-month period ended September 29, 2002
Net sales	$326,217	$71,537	$27,153	$424,907
Gross profit	41,200	4,844	1,961	48,005

NOTE 11. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three-month period ended:		Nine-month period ended:
	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

(In thousands, except per share data)
Net income (loss)	$(31,722)	$1,827	$(30,985)	$7,001
Dividends on preferred stock	—	—	—	(58)

Net income (loss) applicable to common shares	$(31,722)	$1,827	$(30,985)	$6,943

Basic weighted average common shares	12,279	12,258	12,273	12,219
Stock options and restricted shares	—	147	—	132

Diluted weighted average common and common equivalent shares	12,279	12,405	12,273	12,351

Net income (loss) per common share – basic	$(2.58)	$0.15	$(2.52)	$0.57

Net income (loss) per common share – diluted	$(2.58)	$0.15	$(2.52)	$0.56

NOTE 12. DISCONTINUED OPERATIONS

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

Operating results of the discontinued WRI operations, which were charged to previously established reserves, are as follows:

	Three-month period ended:		Nine-month period ended:
	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

(In thousands)
Net sales (returns)	$—	$52	$(17)	$12,103
Loss before income tax benefit	(17)	(204)	(52)	(3,157)
Income tax benefit	—	—	—	851

Net loss	(17)	(204)	(52)	(2,306)

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

Net liabilities of the discontinued WRI operations are as follows:

	September 28, 2003	December 31, 2002

(In thousands)
Cash and equivalents	$16	$44
Other current assets	—	880
Assets held for sale	3,293	3,363
Other assets	31	122
Current liabilities	(3,902)	(4,321)
Other liabilities	(1,046)	(897)

Net liabilities of discontinued operations	$(1,608)	$(809)

NOTE 13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
For the Three Months Ended September 28, 2003

(Unaudited)

			Non-
		Subsidiary	Guarantor
(In thousands)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$76,236	$29,476	$49,059	$(10,672)	$144,099
Cost of goods sold	76,658	26,383	45,488	(10,672)	137,857

Gross profit (loss)	(422)	3,093	3,571	—	6,242
Selling, general and administrative expenses	6,136	886	1,083	—	8,105
Restructuring charges	5,858	194	386	—	6,438

Operating income (loss)	(12,416)	2,013	2,102	—	(8,301)
Other (income) expenses:
Interest expense, net	5,442	(4)	(169)	—	5,269
Amortization and other, net	2,786	(2,265)	(277)	—	244
Goodwill impairment	23,153	—	—	—	23,153

Income (loss) from continuing operations before income taxes	(43,797)	4,282	2,548	—	(36,967)
Income tax provision (benefit)	(6,448)	1,520	(317)	—	(5,245)

Income (loss) from continuing operations	(37,349)	2,762	2,865	—	(31,722)

Equity in earnings of subsidiaries	5,627	—	—	(5,627)	—

Net income (loss)	$(31,722)	$2,762	$2,865	$(5,627)	$(31,722)

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
For the Three Months Ended September 29, 2002

(Unaudited)

			Non-
		Subsidiary	Guarantor
(In thousands)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$70,595	$29,584	$44,799	$(10,161)	$134,817
Cost of goods sold	64,702	25,690	40,116	(10,161)	120,347

Gross profit	5,893	3,894	4,683	—	14,470
Selling, general and administrative expenses	5,468	710	883	—	7,061

Operating income	425	3,184	3,800	—	7,409
Other (income) expenses:
Interest expense, net	5,743	(8)	(115)	—	5,620
Gain on extinguishment of debt	(1,074)	—	—	—	(1,074)
Amortization and other, net	754	(741)	442	—	455

Income (loss) from continuing operations before income taxes	(4,998)	3,933	3,473	—	2,408
Income tax provision (benefit)	(1,756)	1,518	819	—	581

Income (loss) from continuing operations	(3,242)	2,415	2,654	—	1,827

Equity in earnings of subsidiaries	5,069	—	—	(5,069)	—

Net income	$1,827	$2,415	$2,654	$(5,069)	$1,827

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
For the Nine Months Ended September 28, 2003

(Unaudited)

			Non-
		Subsidiary	Guarantor
(In thousands)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$234,593	$94,779	$144,990	$(33,788)	$440,574
Cost of goods sold	225,164	82,720	133,009	(33,788)	407,105

Gross profit	9,429	12,059	11,981	—	33,469
Selling, general and administrative expenses	18,160	2,508	3,144	—	23,812
Restructuring charges	5,858	194	386	—	6,438

Operating income (loss) from continuing operations	(14,589)	9,357	8,451	—	3,219
Other (income) expenses:
Interest expense, net	16,180	(11)	(430)	—	15,739
Amortization and other, net	6,427	(7,696)	2,547	—	1,278
Goodwill impairment	23,153	—	—	—	23,153

Income (loss) from continuing operations before income taxes	(60,349)	17,064	6,334	—	(36,951)
Income tax provision (benefit)	(11,982)	6,089	(73)	—	(5,966)

Income (loss) from continuing operations	(48,367)	10,975	6,407	—	(30,985)
Equity in earnings of subsidiaries	17,382	—	—	(17,382)	—

Net income (loss)	$(30,985)	$10,975	$6,407	$(17,382)	$(30,985)

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
For the Nine Months Ended September 29, 2002

(Unaudited)

			Non-
		Subsidiary	Guarantor
(In thousands)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$222,822	$96,084	$136,027	$(30,026)	$424,907
Cost of goods sold	203,643	83,079	120,206	(30,026)	376,902

Gross profit	19,179	13,005	15,821	—	48,005
Selling, general and administrative expenses	18,502	2,234	2,479	—	23,215

Operating income from continuing operations	677	10,771	13,342	—	24,790
Other (income) expenses:
Interest expense, net	15,568	(19)	(628)	—	14,921
Gain on extinguishment of debt	(1,074)	—	—	—	(1,074)
Amortization and other, net	2,136	(2,896)	1,817	—	1,057

Income (loss) from continuing operations before income taxes	(15,953)	13,686	12,153	—	9,886
Income tax provision (benefit)	(5,751)	5,339	3,297	—	2,885

Income (loss) from continuing operations	(10,202)	8,347	8,856	—	7,001
Income (loss) from discontinued operations, net of tax	—	(729)	729	—	—
Equity in earnings of subsidiaries	17,203	—	—	(17,203)	—

Net income	$7,001	$7,618	$9,585	$(17,203)	$7,001

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
September 28, 2003

(Unaudited)

			Non-
		Subsidiary	Guarantor
(In thousands)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Assets
Current assets
Cash and equivalents	$17,537	$—	$32,522	$—	$50,059
Accounts receivable, net	7,293	54,904	25,272	—	87,469
Inventories	44,658	28,367	23,371	—	96,396
Refundable income taxes	—	—	—	—	—
Prepaid expenses and other	7,697	2,371	139	—	10,207

Total current assets	77,185	85,642	81,304	—	244,131
Property, plant and equipment, net	132,200	31,632	38,974	—	202,806
Deferred charges, net	11,545	274	1,475	—	13,294
Goodwill, net	—	75,521	1,516	—	77,037
Assets held for sale	3,118	—	3,293	—	6,411
Prepaid pensions and other	4,285	—	7	—	4,292
Investments in subsidiaries	397,999	302	—	(398,301)	—

Total assets	$626,332	$193,371	$126,569	$(398,301)	$547,971

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$16,857	$12,647	$12,471	$—	$41,975
Accrued liabilities	11,423	6,830	5,548	—	23,801
Short-term borrowings	—	—	1,574	—	1,574
Intercompany balances	127,875	(120,200)	(7,675)	—	—

Total current liabilities	156,155	(100,723)	11,918	—	67,350
Deferred income taxes	8,402	7,385	(9,100)	—	6,687
Long-term debt	253,222	—	2,229	—	255,451
Pension liabilities	15,045	—	3,731	—	18,776
Postretirement benefit obligation	10,230	—	6,190	—	16,420
Accrued environmental remediation	1,204	—	9	—	1,213

Total liabilities	444,258	(93,338)	14,977	—	365,897

Stockholders’ equity	182,074	286,709	111,592	(398,301)	182,074

Total liabilities and stockholders’ equity	$626,332	$193,371	$126,569	$(398,301)	$547,971

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
December 31, 2002

			Non-
		Subsidiary	Guarantor
(In thousands)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Assets
Current assets
Cash and equivalents	$22,461	$—	$31,459	$—	$53,920
Accounts receivable, net	275	43,027	21,910	—	65,212
Inventories	47,731	15,964	21,790	—	85,485
Refundable income taxes	10,796	(2,703)	(1,746)	—	6,347
Prepaid expenses and other	5,032	2,496	527	—	8,055

Total current assets	86,295	58,784	73,940	—	219,019
Property, plant and equipment, net	140,036	33,727	35,236	—	208,999
Deferred charges, net	12,411	23	1,377	—	13,811
Goodwill, net	23,154	75,521	1,425	—	100,100
Assets held for sale	5,428	—	3,363	—	8,791
Investments in subsidiaries	368,585	302	—	(368,887)	—

Total assets	$635,909	$168,357	$115,341	$(368,887)	$550,720

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$18,310	$2,714	$9,267	$(1)	$30,290
Accrued liabilities	10,831	1,001	7,461	—	19,293
Short-term borrowings	—	—	1,217	—	1,217
Intercompany balances	116,757	(118,477)	1,720	—	—

Total current liabilities	145,898	(114,762)	19,665	(1)	50,800
Deferred income taxes	12,321	7,385	(7,804)	—	11,902
Long-term debt	253,689	—	2,023	—	255,712
Pension liabilities	11,307	—	3,233	—	14,540
Postretirement benefit obligation	10,602	—	5,064	—	15,666
Accrued environmental remediation	1,457	—	8	—	1,465

Total liabilities	435,274	(107,377)	22,189	(1)	350,085

Stockholders’ equity	200,635	275,734	93,152	(368,886)	200,635

Total liabilities and stockholders’ equity	$635,909	$168,357	$115,341	$(368,887)	$550,720

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Nine Months ended September 28, 2003

(Unaudited)

			Non-
		Subsidiary	Guarantor
(In thousands)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net income (loss)	$(30,985)	$10,975	$6,407	$(17,382)	$(30,985)
Depreciation and amortization	9,338	2,614	2,165	—	14,117
Other non-cash items	(3,715)	35	(37)	—	(3,717)
Non-cash portion of restructuring charge	5,077	—	—	—	5,077
Goodwill impairment	23,153	—	—	—	23,153
Equity in earnings of subsidiaries	(17,382)	—	—	17,382	—
Changes in operating assets and liabilities	7,307	(9,592)	(7,570)	—	(9,855)

Net cash (used for) provided by operating activities	(7,207)	4,032	965	—	(2,210)
Investing Activities
Additions to property, plant and equipment	(3,346)	(520)	(464)	—	(4,330)
Other	6	—	6	—	12

Net cash used for investing activities	(3,340)	(520)	(458)	—	(4,318)
Financing Activities
Financing fees and expenses paid	(29)	—	—	—	(29)
Net borrowings (payments) on revolving credit facilities	(925)	925	292	—	292
Intercompany borrowings (payments)	6,695	(4,437)	(2,258)	—	—
Issuance of common stock	(36)	—	—	—	(36)
Other financing activities	—	—	(4)	—	(4)

Net cash provided by (used for) financing activities	5,705	(3,512)	(1,970)	—	223
Effect of exchange rate on cash and equivalents	(83)	—	1,975	—	1,892

Net cash (used for) provided by continuing operations	(4,925)	—	512	—	(4,413)
Net cash provided by discontinued operations	—	—	552	—	552

Net (decrease) increase in cash and equivalents	(4,925)	—	1,064	—	(3,861)
Cash and equivalents at beginning of period	22,462	—	31,458	—	53,920

Cash and equivalents at end of period	$17,537	$—	$32,522	$—	$50,059

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Nine Months ended September 29, 2002

(Unaudited)

			Non-
		Subsidiary	Guarantor
(In thousands)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Operating Activities
Income from continuing operations	$7,001	$8,347	$8,856	$(17,203)	$7,001
Depreciation and amortization	8,897	2,488	1,941	—	13,326
Other non-cash items	(578)	—	(5)	—	(583)
Equity in earnings of subsidiaries	(17,203)	—	—	17,203	—
Changes in operating assets and liabilities	15,453	(4,508)	(2,632)	—	8,313

Net cash provided by operating activities	13,570	6,327	8,160	—	28,057
Investing Activities
Additions to property, plant and equipment	(3,562)	(615)	(1,232)	—	(5,409)
Other	—	(1)	1	—	—

Net cash used for investing activities	(3,562)	(616)	(1,231)	—	(5,409)
Financing Activities
Financing fees and expenses paid	(8,564)	—	—	—	(8,564)
Net payments on revolving credit facilities	(97,907)	—	(1,041)	—	(98,948)
Intercompany borrowings (payments)	10,454	(4,982)	(5,472)	—	—
Net increase in note payable	—	—	1,914	—	1,914
Proceeds from issuance of senior notes	118,546	—	—	—	118,546
Retirement of senior notes	(9,176)	—	—	—	(9,176)
Issuance of common stock	69	—	—	—	69
Redemption of preferred stock	(1,000)	—	—	—	(1,000)
Dividends paid on preferred stock	(58)	—	—	—	(58)

Net cash provided by (used for) financing activities	12,364	(4,982)	(4,599)	—	2,783
Effect of exchange rate on cash and equivalents	—	—	284	—	284

Net cash provided by continuing operations	22,372	729	2,614	—	25,715
Net cash used for discontinued operations	—	(729)	(357)	—	(1,086)

Net increase in cash and equivalents	22,372	—	2,257	—	24,629
Cash and equivalents at beginning of period	—	—	22,739	—	22,739

Cash and equivalents at end of period	$22,372	$—	$24,996	$—	$47,368

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our results of operations and financial condition. This discussion should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto.

OVERVIEW

We incurred a significant loss in the third quarter of 2003 of $31.7 million or $2.58 per share compared with net income of $1.8 million or $0.15 per share in the third quarter of 2002. The loss in the third quarter of 2003 included a goodwill impairment charge of $23.2 million or $1.88 per share and a restructuring charge of $6.4 million ($4.3 million after tax) or $0.35 per share after tax. We wrote off $23.2 million of goodwill related to our Tube Group reporting unit primarily because the historical operating performance and projected growth assumptions for the Tube Group fell short of those previously assumed and resulted in the carrying value of goodwill for the Tube Group substantially exceeding its fair value. We recorded a $6.4 million restructuring charge in the third quarter of 2003 for severance cost as a result of a reduction in our North American workforce of approximately 200 employees, a write down of assets held for sale in North Carolina and a write down of assets at our Booneville, Mississippi facility. We also announced in the third quarter of 2003 that we would be closing our Booneville, Mississippi facility beginning in the fourth quarter of 2003, and that in conjunction with that closure we anticipate pre-tax restructuring charges in future quarters of between $2.5 million and $5.0 million.

The loss in the third quarter of 2003, exclusive of the goodwill impairment and restructuring charges, was the result of many issues which have challenged our Company throughout the first nine-months of 2003, including an unfavorable mix of demand for our products, cost escalations particularly for energy, healthcare and pension expenses, selling price pressures and a weak U.S. dollar against a strong Canadian dollar in light of the fact that approximately fifty percent of the goods manufactured in our Canadian operations are sold into the U.S. and are denominated in U.S. dollars. Additionally, in the third quarter of 2003, we incurred manufacturing inefficiencies and professional expenses related to a union organizing effort at our Decatur, Alabama plant in July 2003 as well as manufacturing inefficiencies and a loss of production time at our London, Ontario facility in conjunction with the northeastern power outages in August 2003. In July 2003, the Decatur workforce voted against unionization. Profitability for our wholesale products was also negatively impacted in the third quarter of 2003 by increasing COMEX copper prices and a short supply of recycled materials used in the production of these products, the only significant product group for which we are not able to pass metal price changes directly to the customer.

Looking ahead, we believe the fourth quarter of 2003 will show some improvement over the third quarter of 2003. While the fourth quarter of the year is generally our weakest quarter, given our normal seasonality, we are beginning to sense some improvement in the industrial sector of the North American economy. We anticipate cost escalations for energy, healthcare, pension and other costs to continue, but we also expect to begin realizing approximately $8.0 million of annualized cost savings from the reduction of our workforce. We anticipate increased productivity at our Decatur and London manufacturing facilities in the fourth quarter of 2003 and an increase in selling prices for wholesale and rod and bar products. However, increases in COMEX copper prices and a continued strengthening of the Canadian dollar against the U.S. dollar may affect our ability to improve margins for these products. We also expect to generate cash flow from continuing operations in the fourth quarter of 2003, primarily from a reduction of working capital, although increasing copper prices could negatively impact our ability to achieve such reductions.

RESULTS OF OPERATIONS

Three-Month Period Ended September 28, 2003 Compared to
Three-Month Period Ended September 29, 2002

Consolidated net sales increased by $9.3 million, or 6.9%, to $144.1 million for the third quarter ended September 28, 2003 from $134.8 million for the quarter ended September 29, 2002. Pounds shipped increased by 3.3 million pounds, or 4.3%, to 80.5 million in the third quarter of 2003 from 77.2 million in the third quarter of 2002. The average COMEX copper price for the third quarter of 2003 was $0.80 per pound, as compared to $0.69 per pound in the third quarter of 2002, an increase of approximately 16%.

Pounds of commercial products shipped increased by 2.9 million pounds, or 5.7%, to 53.5 million in the third quarter of 2003 from 50.6 million in the third quarter of 2002. This increase in shipments is primarily related to industrial tube products and resulted from an increase in our market share for this product and enhancements in the quality of industrial tube being produced, particularly from our Jackson, Tennessee facility. Sales of commercial products increased $5.1 million, or 5.1%, to $106.1 million in the third quarter of 2003 from $101.0 million in 2002. This increase in sales was attributable primarily to higher volumes and an increase in COMEX copper prices, tempered by a decrease in revenue per pound. Revenue per pound for commercial products was $1.98 per pound in the third quarter of 2003, compared to $2.00 per pound in 2002, reflecting primarily a change in mix of products to less enhanced tube, especially related to industrial tube products. Gross profit for commercial products decreased by $5.8 million, or 49.8%, to $5.9 million in the third quarter of 2003 from $11.7 million in 2002, attributable to the decline in fabrication revenue per pound as well as specific escalations of cost that are discussed in more detail below.

Pounds of wholesale products shipped increased by 1.5 million pounds, or 7.3%, to 22.4 million in the third quarter of 2003 from 20.9 million in 2002 due to an expansion of our customer base for these products. Sales of wholesale products increased $3.9 million, or 15.7%, to $28.5 million in the third quarter of 2003 from $24.6 million in 2002, due to higher volumes and an increase in revenue per pound. Revenue per pound was up $0.09 to $1.27 in the third quarter of 2003 versus $1.18 in the third quarter of 2002, primarily due to the increase in COMEX copper prices. Gross profit for wholesale products decreased $1.9 million, or 98.0%, to $38,000 in the third quarter of 2003 from $1.9 million in 2002, due primarily to an increase in metal costs which we are not able to pass through to our customers and specific escalations of cost that are discussed in more detail below, offset somewhat by increased volumes. Metal costs increased due to an increase in COMEX copper prices as well as to a shortage in the available supply of recycled metal used in the production of wholesale products.

Pounds of rod and bar products shipped decreased by 1.1 million pounds, or 19.6%, to 4.6 million in the third quarter of 2003 from 5.8 million in 2002 due to a weak U.S. industrial environment and excess production capacity for this market. However, during the third quarter of 2003, a rod and bar competitor exited from a portion of this market and thus we anticipate some growth opportunity for our rod and bar products as a result. Sales of rod, bar and other products increased $0.3 million, or 3.5%, to $9.5 million in the third quarter of 2003. Other products are primarily those products sold from our distribution center in The Netherlands. Sales dollars from our distribution center in The Netherlands increased approximately $1.5 million in the third quarter of 2003 due to increased volume as well as the favorable impact of the stronger Euro, but this increase was largely offset by a decrease in the volume of rod and bar products sold in North America. Gross profit for rod, bar and other products decreased $0.5 million, or 61.7%, to $0.3 million in the third quarter of 2003 from $0.8 million in 2002, due to a decline in volume and pricing of rod and bar products, partially offset by an increase in gross profit from the activities of our distribution center in The Netherlands. Gross profit was also negatively impacted by specific escalations of cost that are discussed in more detail below.

Consolidated gross profit decreased $8.2 million or 56.9% to $6.2 million in the third quarter of 2003 from $14.5 million in 2002. Gross profit in the third quarter of 2003 was negatively impacted by a number of issues including an unfavorable change in the mix of products to less enhanced tube, increased costs for metal related to our wholesale products and a decline in pricing and volume of rod and bar products. Additionally, gross profit declined approximately $1.0 million because of the translation impact of the Canadian dollar to the weak U.S. dollar and the fact that approximately fifty percent of sales from our two Canadian plants are denominated in U.S. dollars. Gross profit also declined approximately $0.7 million because of manufacturing inefficiencies and professional expenses related to union activities at our Decatur, Alabama plant. A union election was held at our Decatur, Alabama plant on July 30, 2003 that resulted in the employees voting against unionization. Gross profit also declined because of the northeastern power outages in August 2003 which caused our London, Ontario plant to be shut down for two production days and normal production at the plant to be interrupted for approximately another week due to rolling black-outs. Finally, we had approximately $2.0 million of additional cost in the third quarter of 2003 compared to the third quarter of 2002 related to natural gas, healthcare, pension and worker’s compensation expenses.

Our manufacturing cost per pound increased $0.04 per pound to $0.86 per pound in the third quarter of 2003 as compared to $0.82 per pound in the third quarter of 2002 due to the cost escalations discussed above.

Consolidated selling, general and administrative expenses for the third quarter of 2003 increased by $1.0 million, or 14.8%, to $8.1 million, compared with $7.1 million in 2002, while remaining approximately five percent of sales for both the third quarter of 2003 and 2002. The increase in selling, general and administrative expenses was mainly due to a favorable actuarial adjustment that decreased pension costs in the third quarter of 2002.

During the third quarter of 2003, we recognized a restructuring charge of $6.4 million ($4.3 million net of tax). As of September 28, 2003, we had formalized a plan whereby to terminate approximately 200 employees, primarily salaried and indirect hourly employees and, to a lesser extent, direct hourly employees, from all of our plants in North America. In conjunction with this plan, we accrued and charged to expense $1.1 million for severance benefits for approximately 92 of these employees. This reduction in workforce approximated six percent of our overall workforce and was deemed necessary in order to reduce costs in a weak economic environment. As of September 28, 2003, we had not made any payments against the $1.1 million liability for severance benefits and most of the terminations have taken place within the two-week period subsequent to September 28, 2003. This workforce reduction is expected to result in annualized savings of approximately $8.0 million.

The restructuring charge also included $5.3 million of other costs, including a $2.6 million write-off of impaired assets, primarily related to our assets held for sale in Roxboro, North Carolina and a $2.5 million write-off of impaired assets at our Booneville, Mississippi facility. The impairment charge for the assets held for sale in Roxboro, North Carolina was a result of writing down the land and building to our revised, lower estimate of fair value. Demand for industrial facilities in this geographic area is extremely weak due to the very slow industrial economy. The impairment charge for the assets at Booneville, Mississippi was necessary because the estimated undiscounted cash flows associated with the remaining use and ultimate disposition of the facility were less than the carrying value of the assets, as of the end of the third quarter of 2003. The impairment charge for the Booneville assets was made in conjunction with the goodwill impairment charge of The Tube Group and in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, wherein we compared the undiscounted cash flows of the assets of The Tube Group to their carrying values.

We announced in the third quarter of 2003 that we will close our Booneville, Mississippi facility. The facility produces both smooth and enhanced industrial tube, primarily used by residential and commercial air conditioner manufacturers and employs approximately 140 persons. We have begun to transition production from the Booneville plant to our other facilities and it is expected that the transition will be substantially completed by the end of 2003 and matters related to operations and equipment relocations will be finalized during the first half of 2004. In future quarters, we anticipate recording additional restructuring charges for the closure of the facility in the range of $2.5 to $5.0 million. Annual savings from this closure and reallocation of production are expected to be approximately $3.0 million.

Consolidated net interest expense decreased by $0.3 million or 6.2%, to $5.3 million in the third quarter of 2003 from $5.6 million in 2002. Interest expense decreased in the third quarter of 2003 compared to 2002 due to the benefit of our interest rate swap on $50 million notional amount of our 7.375% Senior Notes that we entered into in the fourth quarter of 2002 and the purchase of $10.2 million and $5.0 million of our Senior Notes in the third and fourth quarters of 2002, respectively. Consolidated net interest expense is net of interest income and capitalized interest of $0.1 million and $23,000, respectively, for the three-month period ended September 28, 2003 and $0.1 million and $33,000, respectively, for the three-month period ended September 29, 2002.

During the third quarter of 2002, we purchased $8.2 million of our 7.375% Senior Notes in the open market at an average of 88% of face value and with an effective yield of 10.2% and $2.0 million of our 10.5% Senior Notes at 95% of face value and with an effective yield of 11.6%. We recorded a $1.1 million gain from the extinguishment of these Senior Notes and have realized a $0.8 million reduction in annualized interest expense.

Amortization and other, net was $0.2 million of expense in the third quarter of 2003 compared to $0.5 million of expense in the third quarter of 2002. Amortization and other, net in the third quarter of 2003 included $0.1 million of foreign currency gains. Amortization expense was $0.4 million in the third quarter of both 2003 and 2002.

During the third quarter of 2003, we conducted the required annual goodwill impairment review. Updated valuations for each reporting unit were computed using a discounted cash flow approach based on forward-looking information regarding market share, revenues and costs. Our valuation was based on a 3% to 5% long-term growth rate, a discount rate of 14% and two reporting units, The Tube Group and The Fabricated Products Group. The Tube Group consists of our Decatur, Shawnee, Jackson, Booneville, Montreal, London, Shanghai and Esposende facilities for which we had $23.2 million of goodwill. The Fabricated Products Group consists of our Altoona, Carrollton, Warwick, Ardmore and Apeldoorn facilities for which we have $77.0 million of goodwill. Based on the results of this review, the fair value of The Tube Group reporting unit was less than its carrying value and we recorded a goodwill impairment charge of $23.2 million in the third quarter of 2003. The fair value of The Tube Group reporting unit decreased significantly from the value derived when we tested for impairment in 2002 due to a decrease in the long-term growth rate from 4% to 3%, a reduction in our projections of future profitability and an increase in the discount rate from 12% to 14%. The fair value of The Fabricated Products Group reporting unit exceeded its carrying value assuming a 5% growth rate, and thus, no impairment charge was recorded. If we are unable to achieve our estimated growth rates and profit projections, if interest rates increase or if our other estimates or assumptions change in the future, we may be required to record impairment charges for The Fabricated Products Group goodwill in the future.

A net tax benefit of $5.2 million was recorded in the third quarter of 2003 as compared to tax expense of $0.6 million in the third quarter of 2002. The effective tax rate in the third quarter of 2002 was 24.1%. The $5.2 million net tax benefit was recorded in the third quarter of 2003 in conjunction with our pretax losses, excluding the $23.2 million charge for the impairment of goodwill, yielding an adjusted effective tax rate of 38.0%. The effective tax rate recorded in the third quarter of 2003 reflects federal tax benefits generated in the higher effective tax rate jurisdiction of the United States, in which we had significant pre-tax losses and foreign tax expense generated in foreign jurisdictions in which we had income, although not nearly offsetting our losses, and where the tax rates are lower due to tax holidays. A valuation allowance was recorded against all state net operating losses generated in the third quarter of 2003.

Nine-Month Period Ended September 28, 2003 Compared to Nine-Month Period Ended September 29, 2002

Consolidated net sales increased by $15.7 million, or 3.7%, to $440.6 million for the nine-month period ended September 28, 2003 from $424.9 million for the nine-month period ended September 29, 2002. Pounds shipped increased by 8.9 million pounds, or 3.8%, to 247.3 million in 2003 from 238.3 million in 2002. The average COMEX copper price for 2003 was $0.77 per pound, as compared to $0.72 per pound in 2002, an increase of approximately 7%.

Pounds of commercial products shipped increased by 5.6 million pounds, or 3.5%, to 167.7 million in 2003 from 162.1 million in 2002. This increase was primarily due to an increase in shipments of industrial tube, partially offset by declines in shipments of alloy products and, to a much lesser extent, fabricated products. For the first nine-months of 2003, shipments of industrial tube have been strong due to our success in obtaining market penetration for this product in the United States. Shipments of alloy products decreased due to weak industrial demand in the current economy. Sales of commercial products increased $5.9 million, or 1.8%, to $332.1 million in 2003 from $326.2 million in 2002. This increase in sales was attributable to increased shipments of industrial tube, a favorable mix of fabricated products, as well as an increase in COMEX copper prices, partially offset by lower volumes of alloy products and reductions in unit fabrication revenues primarily for industrial tube, alloy products and joining products. The reduction in unit fabrication revenues was due to modest selling price reductions as well as to changes in product mix. Gross profit for commercial products decreased by $9.5 million, or 22.9%, to $31.7 million in 2003 from $41.2 million in 2002, attributable to the decline in fabrication revenues per pound as well as specific escalations of cost that are discussed in more detail below.

Pounds of wholesale products shipped increased by 6.4 million pounds, or 10.7%, to 65.9 million in 2003 from 59.5 million in 2002 due to the expansion of our customer base for these products. Sales of wholesale products increased $9.4 million, or 13.1%, to $80.9 million in 2003 from $71.5 million in 2002, due to the increase in shipments, as well as a slight increase in revenue per pound. Overall, revenue per pound was up $0.03 to $1.23 in 2003, reflecting an increase in COMEX copper prices partially offset by a reduction in selling prices. Gross profit for wholesale products decreased $4.3 million, or 89.7%, to $0.5 million in 2003 from $4.8 million in 2002, due primarily to selling price pressures in this commodity market, an increase in metal costs which we are not able to pass through to our customers as well as specific escalations of cost that are discussed in more detail below, offset somewhat by increased volumes. Metal costs increased due to an increase in COMEX copper prices as well as a shortage in the available supply of recycled metal used in the production of wholesale products.

Pounds of rod and bar products shipped decreased by 3.1 million pounds, or 18.4%, to 13.7 million in 2003 from 16.7 million in 2002 due to a weak industrial environment in the United States. Sales of rod, bar and other products increased $0.4 million, or 1.5%, to $27.6 million in 2003 from $27.2 million in 2002. Other products are primarily those products sold from our distribution center in The Netherlands. Sales dollars from our distribution center in The Netherlands increased approximately $3.4 million in 2003 primarily due to the favorable impact of the stronger Euro as well as increased volume, but this increase was largely offset by a decrease in the volume of rod and bar products sold in North America. Gross profit for rod, bar and other products decreased $0.7 million, or 37.8%, to $1.2 million in 2003 from $1.9 million in 2002, due to decreased shipments of rod and bar products, partially offset by an increase in gross profit from the activities of our distribution center in The Netherlands. Gross profit was also impacted by specific escalations of cost that are discussed in more detail below.

Consolidated gross profit decreased $14.5 million or 30.3% to $33.5 million in 2003 from $48.0 million in 2002. Gross profit in 2003 was negatively impacted by the aforementioned decline in fabrication revenues per pound for commercial products, selling price pressures and an increase in metal costs for wholesale products and decreased shipments of rod and bar products. We also had approximately $4.9 million of additional cost in 2003 compared to 2002 related to natural gas, healthcare, pensions, and worker’s compensation expenses. Additionally, gross profit declined approximately $2.3 million because of the translation impact of the Canadian dollar to the weak U.S. dollar and the fact that approximately fifty percent of sales from our two Canadian plants are denominated in U.S. dollars. Gross profit also declined approximately $0.7 million because of manufacturing inefficiencies and professional expenses related to union activities at our Decatur, Alabama plant. A union election was held at our Decatur, Alabama plant on July 30, 2003 that resulted in the employees voting against unionization. Further, gross profit declined because of the northeastern power outages in August 2003 which caused our London, Ontario plant to be shut down for two production days and normal production at the plant to be interrupted for approximately another week due to rolling black-outs. Gross profit benefited from a $0.8 million receipt of cash in a class action litigation settlement in the copper market in the second quarter.

Our manufacturing cost per pound increased $0.02 per pound to $0.82 per pound in 2003 as compared to $0.80 per pound in 2002 due to the escalations in cost discussed above.

Consolidated selling, general and administrative expenses for 2003 increased by $0.6 million, or 2.6%, to $23.8 million, compared with $23.2 million in 2002, while remaining approximately five percent of sales for both 2003 and 2002. The increase in selling, general and administrative expenses was mainly due to a $0.6 million increase in salary expense and a $0.8 million increase in pension expense, offset by a $0.8 million reduction in employee related expenses, primarily related to incentive pay that is tied to financial performance. Salary expense increased due to merit and cost of living pay increases and due to the fact that selling, general and administrative expenses in the first quarter of 2002 included a 10% pay reduction for salaried employees. Pension expense in the third quarter of 2003 increased as compared to the third quarter of 2002 primarily due to a favorable actuarial adjustment that decreased pension costs in the third quarter of 2002.

Selling, general and administrative expense in the first nine months of 2002 included $0.5 million of charges for professional fees pertaining to the industry-wide competition related Department of Justice investigation. We received notice in October 2003 from the Department of Justice that the competition investigation, as it relates to the Company, had been closed with no action taken against the Company or any of our employees.

Consolidated net interest expense increased by $0.8 million, or 5.5%, to $15.7 million in 2003 from $14.9 million in 2002. Interest expense increased $1.1 million in 2003 because on March 27, 2002, we issued $120.0 million in principal amount of 10.5% Senior Notes replacing approximately $98.7 million of borrowings under our old revolving credit facility which had an average interest rate of 4.9% in the first quarter of 2002. Consolidated net interest expense is net of interest income and capitalized interest of $0.4 million and $0.1 million, respectively, for 2003 and $0.4 million and $0.2 million, respectively, for 2002. Consolidated net interest expense in 2002 is also net of interest income from loans to the discontinued operations of Wolverine Ratcliffs, Inc. of $0.7 million. Interest expense was reduced $0.9 million in 2003 compared to 2002 due to the benefit of our interest rate swap on $50 million notional amount of our 7.375% Senior Notes that we entered into in the fourth quarter of 2002.

Amortization and other, net was $1.3 million of expense in 2003, as compared to $1.1 million of expense in 2002. Amortization and other, net in 2003 and 2002 included $0.1 million and $0.3 million of foreign currency losses, respectively. Amortization and other, net in 2002 also included $0.3 million of income related to the administration and collection of receivables sold to us by our discontinued operations. Amortization expense was $1.1 million in 2003 as compared to $0.9 million in 2002.

A net tax benefit of $6.0 million was recorded in 2003 as compared to tax expense of $2.9 million in 2002. The effective tax rate in 2002 was 29.2%. The $6.0 million net tax benefit was recorded in 2003 in conjunction with our pretax losses, excluding the $23.2 million charge for the impairment of goodwill, yielding an adjusted effective tax rate of 43.2%. The effective tax rate recorded in 2003 reflects federal tax benefits generated in the higher effective tax rate jurisdiction of the United States, in which we had significant pre-tax losses and foreign tax expense generated in foreign jurisdictions in which we had income, although not nearly offsetting our losses, and where the tax rates are lower due to tax holidays. A valuation allowance was recorded against all state net operating losses generated in 2003.

Liquidity and Capital Resources

The primary source of our liquidity for the nine months ended September 28, 2003 was cash on hand at the beginning of the year of $53.9 million. The primary uses of our funds for the nine months ended September 28, 2003 were $2.2 million for continuing operations and $4.3 million for investments in our property, plant and equipment.

The primary sources of our liquidity for the nine months ended September 29, 2002 were cash on hand at the beginning of the year of $22.7 million, $118.5 million from the issuance of our 10.5% Senior Notes, borrowings under our revolving credit facilities and $28.1 million of cash provided by operating activities. We issued the 10.5% Senior Notes and entered into the new secured revolving credit facility on March 27, 2002 to replace our old revolving credit facility. The primary uses of our funds for the first nine-month period of 2002 were $98.9 million to repay our revolving credit facilities, $8.6 million of financing fees related to the issuance of our 10.5% Senior Notes and new secured revolving credit facility, $9.2 million to purchase our Senior Notes in the open market, $5.4 million for investments in our property, plant and equipment, $1.0 million related to the mandatory redemption of our preferred stock and $1.1 million pertaining to Wolverine Ratcliffs, Inc., discontinued in the fourth quarter of 2001.

For the first nine months of 2003, we used $2.2 million of cash for continuing operating activities compared to the same nine-month period in 2002 in which we generated $28.1 million of cash from operating activities. Cash was used by operations in 2003 primarily as a result of the losses that we incurred and to fund a $19.0 million increase in accounts receivable. In the first nine months of 2002, we generated cash from operating activities primarily by reducing inventories by $13.5 million and producing net income of $7.0 million, partially offset by a $15.5 million increase in accounts receivable. Cash for continuing operating activities benefited in both 2003 and 2002 from federal income tax refunds of $10.4 million and $7.8 million, respectively.

In the fourth quarter of 2003, we expect to generate cash flow from continuing operations primarily from a reduction of working capital, although increasing copper prices could negatively impact our ability to achieve such reductions.

As of September 28, 2003, we had no outstanding obligations under our secured revolving credit facility. We had approximately $7.9 million of standby letters of credit issued under the secured revolving credit facility and approximately $29.6 million (subject to a $2.0 million excess availability requirement) in additional borrowing availability thereunder.

In the third quarter of 2003, we and our lenders executed an amendment to the secured revolving credit facility to change the minimum fixed charge coverage ratio for the third and fourth quarters of 2003 from 1.10 to 1.05 and the minimum consolidated EBITDA requirement on a rolling four-quarter basis for the third and fourth quarters of 2003 from $40.0 million and $42.0 million respectively, to $27.0 million for each quarter. The need for the amendment was due to a lack of improvement in market and economic conditions from what had been expected and in anticipation that violations of the minimum consolidated EBITDA covenant would occur. The minimum fixed charge coverage ratio for each quarter of 2004 of 1.10 and the minimum consolidated EBITDA requirement on a rolling four-quarter basis for each quarter of 2004 of $55.0 million remains unchanged.

Should weakness in market and economic conditions for commercial construction and the industrial economy as a whole continue in the fourth quarter of 2003, it is possible that violations of our covenants as amended could occur in the remainder of 2003. If necessary, we believe that we will be able to reach an agreeable solution with our lenders so that we will be able to retain borrowing availability under our secured revolving credit facility sufficient to meet the needs of our operations. We did not amend the covenants of our secured revolving credit facility for 2004 as we anticipate remedying any potential financial covenant violations in 2004 by extending and amending the secured revolving credit facility prior to any violations.

On October 30, 2003, Standard and Poor’s Ratings Services lowered its senior unsecured debt rating on the Company one step from BB- to B+. Standard and Poor’s noted that the change in rating was a result of our recent weak earnings performance and that the rating reflected a narrow product line, cyclical markets, significant customer concentration, profitability at sharply depressed levels and aggressive use of debt, slightly offset by a business profile with defensible positions in niche segments and reasonable near term liquidity. Moody’s Investors Service, Inc. senior unsecured debt rating of the Company of B1 has remained unchanged since March 2002.

Capital expenditures were $4.3 million in the first nine months of 2003 as compared to $5.4 million in the first nine months of 2002. We currently expect to spend up to $7.0 million for capital items in the year 2003. Our capital expenditures include asset replacement, environmental compliance and cost reduction and productivity improvement items.

The ratio of current assets to current liabilities was 3.6 at September 28, 2003 and 4.3 at September 29, 2002. Our cash and cash equivalent balances as of September 28, 2003 and December 31, 2002 were $50.1 million and $53.9 million, respectively, of which $32.5 million and $31.5 million, respectively, were held by our subsidiaries located outside of the United States. We believe we would have to pay the differential between foreign taxes and U.S. taxes on funds located outside of the United States upon repatriating these funds to the United States. However, we do not anticipate repatriating these funds in the foreseeable future and accordingly have not accrued the differential tax liability.

We believe that with the continuing borrowing availability anticipated under our secured revolving credit facility, our cash balances and anticipated cash flow from our continuing operations, we will be able to satisfy our existing working capital needs, interest obligations and capital expenditure requirements. We have elected not to pursue the previously disclosed metal consignment program that we were considering.

Environmental

Our facilities and operations are subject to extensive environmental laws and regulations. During the nine months ended September 28, 2003, we spent approximately $0.3 million on environmental matters, which included remediation, monitoring, legal and other costs. We have a reserve of $1.2 million for undiscounted environmental remediation costs which is reflected in our Condensed Consolidated Balance Sheet. Based on currently available information, we believe that the ultimate costs of the environmental matters described below are not reasonably likely to have a material adverse effect on our business, financial condition or results of operations. However, actual costs related to environmental matters could differ materially from the amounts we estimated and accrued at September 28, 2003 and could result in additional exposure if these environmental matters are not resolved as anticipated.

Decatur, Alabama

In 1999, we negotiated a new Consent Order under Section 3008(h) of the Resource Conservation and Recovery Act. This order incorporated the Corrective Measures Study, commonly referred to as the CMS, submitted to the Environmental Protection Agency (the “EPA”) regarding a waste burial site at the Decatur, Alabama facility. The order also included an upgrade to an existing chrome ground water remediation system. The CMS proposed current monitoring and site maintenance. The 2002 Annual Groundwater Monitoring and Effectiveness Report submitted to the EPA shows that the area of groundwater plume has receded significantly. The report also shows continued reductions in the concentration level of contamination. Both of these are attributed to the effectiveness of the vacuum enhancement modifications made to the groundwater recovery system.

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

The estimated remaining investigative, monitoring, remedial, legal and other costs related to the environmental matters at our Decatur, Alabama facility are $0.5 million as of September 28, 2003.

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

Under the terms of the order, we submitted a Remedial Investigation and Feasibility Study work plan, which was accepted by the Tennessee Division, and we have initiated this work plan. The Tennessee Division approved the Groundwater Assessment Plan as a supplement to the work plan, and additional groundwater sampling to determine the lateral and vertical extent of possible contamination began in July 2000. The data from the ground water assessment, the subsequent risk assessment and a preliminary review of remedial alternatives completed the work plan portion of the project which was submitted to the Tennessee Division on April 26, 2002. The Tennessee Division responded with comments on the Remedial Investigation and Feasibility Study on November 8, 2002. We and our consultants prepared a response to the Tennessee Division’s comments and met with the Tennessee Division on August 13, 2003 to discuss their comments and our response with their risk assessment team. Based on the August 13, 2003 meeting, addressing the Tennessee Division’s comments is not expected to have a material affect on the project. We continue the monitoring and analysis program in compliance with the consent agreement.

On June 13, 2001, we purchased 22 acres immediately north of the Ardmore facility because of the potential migration of ground water contamination to this property. We believe that owning the property will reduce both potential liability and long-term remediation costs. We are proposing to the Tennessee Division that an interim corrective measure be implemented at the facility. The interim measure will consist of a system to extract water and vapors from the areas of highest concentration. The system can be expanded to conduct additional remediation if required. Based on recent testing efforts at the facility and the available information, we preliminarily estimate as of September 28, 2003 that it will cost between $0.4 million and $2.9 million to complete the investigation and develop the remediation plans for this site.

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

Greenville, Mississippi

Following our acquisition of the Greenville, Mississippi facility, a preliminary investigation disclosed certain volatile organic compounds in soil and ground water at the site. We entered into a consent agreement with the Mississippi Department of Environmental Quality on July 15, 1997. We began remediation efforts in the third quarter of 1997 and expected these efforts to last approximately three years. In February 2000, we submitted a report of remediation activities and were granted approval by the Mississippi department to cease active remediation and begin post-closure monitoring. However, there can be no assurance that the department will allow us to permanently discontinue remediation efforts, and operations, maintenance and other expenses of the remediation system may continue for a longer period of time. Through October 3, 1998, applicable costs of testing and remediation required at the Greenville facility had been shared with the former owners of the facility pursuant to the terms of an escrow agreement established at the time the facility was acquired. Subsequent to October 3, 1998, we released the former owners of the facility from liability related to the remediation of the Greenville facility after receiving a $145,000 settlement payment. We estimate as of September 28, 2003 that the remaining investigative and remedial costs could total $5,000 under the remediation plan we adopted, but these costs could increase if additional remediation is required.

On November 21, 2002, the Mississippi Commission on Environmental Quality approved a Brownfield agreement order with us. We believe that this program will provide for the most regulatory flexibility in reaching a site closure. On December 11, 2002, we donated the property to Washington County, Mississippi to be used for economic development. We maintain the environmental liability as defined in the Brownfield agreement. We anticipate long-term monitoring of the site to continue until the concentration of contaminants reaches the Mississippi department’s target goals.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Certain of the statements contained in this report are made pursuant to the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding our goals, beliefs, plans or current expectations, taking into account the information currently available to our management. Forward-looking statements include all statements that do not relate solely to current or historical fact. For example, when we use such words as “anticipate,” “intend,” “expect,” “believe,” “plan,” “may,” “should,” “would” or other words that convey uncertainty of future events or outcome, we are making forward-looking statements. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to future sales, earnings, operating performance, restructuring strategies, property, plant and equipment expenditures and sources and uses of cash, are forward-looking statements. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those stated or implied by such forward-looking statements. We undertake no obligation to publicly release any revision of any forward-looking statements contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

With respect to expectations of future sales, earnings, operating performance, restructuring strategies, property, plant and equipment expenditures and sources and uses of cash, factors that could affect actual results include, without limitation:

-	our significant amount of debt and the restrictive covenants contained in our debt agreements;

-	our ability to service our debt and incur additional debt;

-	our ability to dispose of our properties held for sale and realize their carrying values;

-	our ability to achieve growth rates and profit projections assumed in the valuation of our goodwill;

-	the impact of interest rates on the valuations of our pension liabilities and goodwill;

-	cyclicality, seasonality and weather conditions, which affect the sales of our products;

-	the timing and magnitude of recovery from the current economic downturn;

-	costs and cost savings related to the closing of our Booneville, Mississippi facility;

-	the persistence of low levels of U.S. commercial construction activity;

-	the impact of competitive factors in our industry, including the effect of pricing, product lines and other actions taken by our competitors;

-	our ability to maintain our relationships with our major customers;

-	a reduction in demand for our products;

-	our ability to achieve and the timeliness with which we achieve anticipated results from our Project 21 capital improvement plan, cost reduction initiatives, product and process development activities, productivity and efficiency initiatives, global expansion activities, market share penetration efforts and working capital management programs;

-	our potential exposure to environmental liabilities;

-	economic, political and currency risks relating to our international operations;

-	our ability and the ability of our customers to maintain satisfactory relations with union employees;

-	costs for labor and benefits including healthcare and pension costs;

-	extraordinary fluctuations in the markets for raw materials;

-	extraordinary fluctuations in the cost and availability of fuel and energy resources;

-	risks to our competitive position from changing technology or the loss of our intellectual property;

-	business and economic risks relating to government regulations that impact our industry;

-	the mix of our geographic and product revenues;

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

Interest Rate Risk

The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our total long-term fixed interest rate debt as of September 28, 2003 was $240 million, versus a carrying value of $255 million. The estimated fair market value of our debt is based upon the indicative bid price for our Senior Notes which approximates their trade value. The yield implicit in the value of the 7.375% Senior Notes is 10.35% and 10.5% for the 10.5% Senior Notes. A 1% increase from prevailing interest rates would result in a decrease in fair value of this debt by approximately $9.3 million as of September 28, 2003.

In October 2002, we completed an interest rate swap on $50 million notional amount of our 7.375% Senior Notes. The terms of the interest rate swap are semi-annual payment dates of February 1 and August 1, a floating rate option of the six-month LIBOR rate plus a spread of 3.76% and a termination date of August 1, 2008. As of September 28, 2003, we recorded the fair market value of the interest rate swap of $0.3 million as other liabilities with a corresponding decrease to the hedged debt, with equal and offsetting unrealized gains and losses included in other income (expense), net. For the three and nine month periods ended September 28, 2003, the interest rate swap effectively converted $50 million of fixed rate 7.375% Senior Notes to a variable rate of 4.828% and 5.012%, respectively.

Commodity Price Risk

In connection with the sale of some raw materials, principally copper, we have entered into commodity forward contracts as we have deemed appropriate to reduce the risk of price increases with respect to both firm-price sales commitments and anticipated sales. These forward contracts are accounted for in accordance with SFAS No. 133 Accounting For Derivative Instruments and Hedging Activities (as subsequently amended by SFAS Nos. 137 and 138). As of September 28, 2003, we had entered into contracts hedging the raw material requirements for committed and anticipated future sales through December 2004 having a notional value of $10.9 million. The estimated fair value of these outstanding contracts based upon forward rates at September 28, 2003 was approximately $1.3 million as of September 28, 2003. A 10.0% decline in commodity prices would decrease the estimated fair value of these outstanding contracts by $1.2 million at September 28, 2003.

We also have entered into commodity forward contracts as we have deemed appropriate to reduce the risk of price decreases with respect to firm-price purchase commitments. These forward contracts are accounted for in accordance with SFAS No. 133. As of September 28, 2003, we had entered into contracts hedging the raw material requirements for committed future purchases through October 2003 having a notional value of $0.8 million. The estimated fair value of these outstanding contracts based upon forward rates at September 28, 2003 was approximately $2,000 as of September 28, 2003. A 10.0% increase in commodity prices would decrease the estimated fair value of these outstanding contracts by $0.1 million at September 28, 2003.

We have entered into commodity forward contracts to sell copper with a notional value of $26.2 million in December 2003. We entered into these forward contracts in order to mitigate the impact of fluctuating copper prices with regard to the valuation of our inventory balances. These forward contracts were not designated as effective hedges and therefore they are marked to market each month with gains and losses recorded in cost of goods sold. The estimated fair value of these outstanding contracts based upon forward rates at September 28, 2003 was a loss of approximately $2.5 million as of September 28, 2003. A 10.0% increase in commodity prices would increase the estimated loss on these outstanding contracts by $2.4 million at September 28, 2003.

In connection with the purchase of natural gas, we have entered into commodity futures contracts for natural gas to reduce our risk of future price increases. These contracts are accounted for in accordance with SFAS No.133 and accordingly, realized gains and losses are recognized in cost of goods sold when the hedged natural gas purchases occur. Gains and losses on natural gas futures contracts that are designated as cash flow hedges are recognized in comprehensive income until the anticipated natural gas purchase occurs or is no longer probable. As of September 28, 2003, we had commodity futures contracts to purchase natural gas for the period November 2003 through December 2004 with a notional amount of $6.6 million and an unrealized loss of $0.9 million, based on futures prices as of September 28, 2003. The effect of a 10.0% decline in commodity prices as of September 28, 2003 for these futures contracts would result in a potential loss in fair value of approximately $0.6 million.

Foreign Currency Risk

Some of our operations use foreign exchange forwards to hedge fixed purchase and sales commitments denominated in a foreign currency. These foreign currency exposures relate primarily to nonfunctional currency assets and liabilities denominated in Euros and British Pound Sterling. We do not enter into forward exchange contracts for trading purposes. These forward contracts and the underlying hedged receivables and payables are carried at their fair values with any associated gains and losses recognized in current period earnings. As of September 28, 2003, we had forward exchange contracts outstanding to purchase foreign currency with a notional amount of $3.1 million and to sell foreign currency with a notional amount of $2.2 million. As of September 28, 2003, we had an unrealized loss of $0.2 million associated with these forward contracts. The potential loss in fair value for these forward contracts from a hypothetical 10.0% adverse change in quoted foreign currency exchange rates would be approximately $0.5 million.

In July 2003, we purchased U.S. dollar puts having a strike price of $1.32 for a notional amount of $10.0 million Canadian dollars in order to hedge our inventory currency risk in Canada. The cost of the puts was approximately $0.1 million and this cost is being amortized over the six month period to maturity, with the puts expiring December 29, 2003. At September 28, 2003, the fair value of the puts was zero.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our Chief Executive Officer, Dennis J. Horowitz, and our Chief Financial Officer, James E. Deason, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, Messrs. Horowitz and Deason have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures have been designed and are effective to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information we are required to disclose in such reports is accumulated and communicated to our management, including Messrs. Horowitz and Deason, as appropriate to allow timely decisions regarding required disclosure. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goal under all potential future conditions, regardless of how remote.

Based upon the evaluation of our management, which was conducted with the participation of Messrs. Horowitz and Deason, there has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

There were no material legal proceeding developments during the three-month period ended September 28, 2003. However, the Company received notice in October 2003 from the Department of Justice that the investigation into possible violations of U.S. antitrust laws by the Grand Jury in the Northern District of Indiana, which the Company became aware of by the service of a subpoena in March 2001, has been closed as it relates to the Company with no action taken against the Company or any of our employees.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1	Amendment No. 3 to Credit Agreement dated as of September 28, 2003 by and among the Company, its U.S. and Canadian Subsidiaries and the lenders named therein.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

A current report on Form 8-K related to the reporting of the Company’s results of operations and financial condition for the quarter ended June 29, 2003 was furnished to the SEC on July 30, 2003.

A current report on Form 8-K related to the reporting of a closure of a facility and a reduction in workforce was furnished to the SEC on September 30, 2003.

A current report on Form 8-K related to the reporting of the Company’s results of operations and financial condition for the quarter ended September 28, 2003 was furnished to the SEC on October 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

WOLVERINE TUBE, INC.

By:	/s/ James E. Deason

Name:	James E. Deason
Title:	Executive Vice President, Chief Financial Officer,
Secretary and Director

Dated: November 12, 2003