Form 10-K
period 2003-12-31
WOLVERINE TUBE INC
filed 2004-03-12
CIK 821407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-K

[X]   Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003,

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

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant as of June 27, 2003, was approximately $69,000,000 based upon the closing price reported for such date on the New York Stock Exchange. For purposes of this disclosure, shares of Common Stock held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates.

Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date:

Class	Outstanding as of March 5, 2004
Common Stock, $0.01 Par Value	12,284,096 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the annual stockholders meeting to be held on May 20, 2004, are incorporated by reference into Part III.

FORM 10-K

YEAR ENDED DECEMBER 31, 2003

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

We make available on our website, at no charge, http://www.wlv.com/, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after electronically filing or furnishing such material to the Securities and Exchange Commission. Additionally, we make available on our website and in print upon written request, at no charge, our corporate governance guidelines, the charters of our audit, compensation and corporate governance and nominating committees and a copy of our code of business conduct and ethics that applies to our directors, officers and employees, including our chief executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

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

In December 2001, we completed construction of our 33,000 square foot technical tube manufacturing facility in Esposende, Portugal. We invested approximately $9.0 million to complete the facility, which began commercial production in January 2002. In 2003, we began producing brazed assemblies for European customers in this facility.

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

Competition

While no single company competes with us in all of our product lines, we face significant competition in each of our product lines. Cerro Flow Products, Inc., Industrias Nacobre S.A. de C.V., KobeWieland Copper Products Inc., Wieland — Werke AG, Mueller Industries Inc., Olin Corporation, Outokumpu American Brass Company, J.W. Harris Company, Inc., Parker Hannifin Corp. and others compete with us in one or more product lines. Minimal product differentiation among competitors in our wholesale and rod and bar product lines creates a pricing structure that enables customers to differentiate products almost exclusively on price. In these product areas, certain of our competitors have significantly larger market shares than us, and tend to be the industry pricing leaders. If our competitors in these product lines were to significantly reduce prices, our business, operating results or financial condition could be adversely affected.

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

Commercial Products

Commercial products consist of several types of technically enhanced tube and fabricated products made to customer specifications, as well as our metal joining products. We believe that we are the primary supplier of one or more commercial products to some of the world’s largest and best known manufacturers, particularly in the commercial and residential heating, ventilation and air-conditioning, refrigeration and home appliance industries. Generally, our technical tube and fabricated products are custom designed and manufactured for specific customer applications and sold directly to original equipment manufacturers. Because of the higher level of added value, profitability tends to be higher for commercial products than for our other products.

Our commercial products include:

Industrial Tube. Small (as small as .01 inches) and medium diameter copper tube used primarily by residential air conditioning, appliance and refrigeration equipment manufacturers is known as “industrial” tube. Industrial tube is made to customer specifications for equipment manufacturing. Our industrial tube products include coils in lengths in excess of one mile (to permit economical transport to and use by the customers), smooth straight tube, internally enhanced tube with internal surface ridges to increase heat transfer in air conditioning coils, and very small diameter capillary tube (for control valve applications).

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

Fabricated Products. Fabricated products encompass a wide variety of copper, copper alloy, steel and aluminum tube products and subassemblies for a number of different applications. Precision drawn tube in a variety of cross-sectional shapes and alloys can be supplied in exact tolerance cut lengths or coils. Specialty fabricated parts, complex brazed assemblies and components (such as return bends and manifolds) are produced for a wide range of applications. Capabilities include cutting, bending/swaging, end spinning, hole piercing/drilling, specialized coiling and brazing.

Metal Joining Products. Metal joining products include brazing alloys, fluxes and lead-free solder used in the air conditioning, plumbing, electronic, electrical component, jewelry, catalyst, lighting, shipbuilding, aerospace, general industrial and other metal-joining industries. There are over 2,000 product variations in this category.

Commercial product sales accounted for 74%, 77% and 76% of the Company’s net sales in 2003, 2002 and 2001, respectively.

Wholesale Products

Wholesale products consist of plumbing and refrigeration service tube produced in standard sizes and lengths primarily for plumbing, air conditioning and refrigeration service applications.

Several major competitors manufacture copper tube in sizes most commonly from 1/2” to 4” in diameter. These products are considered commodity products because price, availability and delivery are the major competitive factors. Plumbing tube and refrigeration service tube are sold primarily through wholesalers and master distributors.

Wholesale product sales accounted for 19%, 17% and 17% of the Company’s sales in 2003, 2002 and 2001, respectively.

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

Rod, bar and other products accounted for 7%, 6% and 7% of the Company’s sales in 2003, 2002 and 2001, respectively.

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

Markets

Major markets for each of our product lines are set forth below:

Products	Major Markets
Commercial Products

Technical Tube	Commercial air conditioning manufacturers, power and process industry, heat exchanger manufacturers, water, swimming pool and spa heater manufacturers and oil cooler manufacturers.

Industrial Tube	Residential and small commercial air conditioning manufacturers, appliance manufacturers, automotive manufacturers, industrial equipment manufacturers, refrigeration equipment manufacturers and redraw mills (which further process the tube).

Copper Alloy Tube	Utilities and other power generating companies, refining and chemical processing companies, heat exchanger manufacturers and shipbuilders.

Fabricated Products	Commercial and residential air conditioning manufacturers, refrigeration manufacturers and consumer appliance manufacturers. Automotive, controls, welding, electrical, marine, building, heat transfer industries and other general industrial applications.

Metal Joining Products	Residential and commercial air conditioning manufacturers, plumbing, electronic, lighting, shipbuilding, aerospace, catalysts and other metal joining industries.

Wholesale Products	Plumbing wholesalers and refrigeration service wholesalers.

Products	Major Markets
Rod, Bar and Other Products	Electrical equipment, power generation and automotive parts manufacturers, locomotive, aluminum smelting and other industrial equipment manufacturers and metal service centers.

Key Customers

In 2003, 2002 and 2001 our 10 largest customers accounted for approximately 46%, 47%, and 44%, respectively, of our consolidated net sales. No single customer accounted for 10% or more of our consolidated net sales in 2003, 2002 or 2001.

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

Virtually all of our tube products are seamless with the exception of the welded tube manufactured at our Jackson, Tennessee location. Welded tube is made from a flat strip that is rolled and welded together at the edges.

Raw Materials, Suppliers and Pricing

Our principal raw materials are copper, nickel, zinc, tin and silver. In 2003, we purchased approximately 324 million pounds of metal, approximately 98% of which was copper. We contract for our copper requirements with a variety of sources, including producers, merchants, brokers, dealers and industrial suppliers. Our raw materials are available from a variety of sources, and we do not believe that the loss of any one source would materially affect our business, operating results or financial condition.

The key elements of our copper procurement and product pricing strategies are the assurance of a stable supply and the avoidance of exposure to metal price fluctuations. The price of copper we purchase is based on fluctuating market prices, usually with the Commodities Exchange (COMEX) price as a benchmark. We generally have an “open pricing” option under which we may set the price of all or a portion of the metal subject to a purchase contract at any time up to the last COMEX trading day (usually two days before the end of the month) of the last month in the contract period.

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

Beginning in April 2002 and in conjunction with changing our method of accounting for inventories from the last-in, first-out method to the first-in, first-out method, we have entered into commodity forward contracts to sell copper in order to mitigate the impact of fluctuating copper prices with regard to the valuation of our inventory. Under generally accepted accounting principles, these forward contracts are not designated as hedges and are marked to market each month with gains and losses recorded in cost of goods sold.

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

In 2002, we announced the introduction of the new, innovative Micro-Deformation Technology MDTTM. This technology is being used to develop highly enhanced new heat transfer products for large chiller manufacturers. Additionally, this technology has enabled us to develop products for non-tube applications including electronic cooling, filtration, catalyst and others. We have continued our participation in several industrial, university and governmental research projects relating to more efficient heat transfer tubes for industrial, commercial and residential heating and cooling applications as well as refrigeration, power generation, chemical and petrochemical industries. Our research and development expense was $2.9 million in 2003, $3.1 million in 2002 and $3.7 million in 2001 and it is anticipated that a similar level of expenditure will be maintained in 2004. In addition to our Technology Center, we utilize our manufacturing facilities and technical personnel to assist in manufacturing process improvements as well as new product development as it relates to those manufacturing facilities.

Environmental Matters

Our facilities and operations are subject to extensive environmental regulations imposed by federal, state, provincial and local authorities in the United States, Canada, China and Portugal with respect to emissions to air, discharges to waterways, and the generation, handling, storage, transportation, treatment and disposal of waste materials. We have incurred, and in the future may incur additional liabilities under environmental statutes and regulations. These potential liabilities could relate to contamination of sites we own or operate (including contamination caused by prior owners and operators of such sites, abutters or other persons), or have previously owned or operated, as well as the off-site disposal of hazardous substances.

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

We had a reserve of approximately $1.2 million for undiscounted estimated environmental remediation costs at December 31, 2003. The total cost of environmental assessment and remediation depends on a variety of regulatory, technical and factual issues, some of which cannot be anticipated. While we believe that the reserve, under existing laws and regulations, is adequate to cover presently identified environmental remediation liabilities, there can be no assurance that such amount will be adequate to cover the ultimate costs of these liabilities, or the costs of environmental remediation liabilities that may be identified in the future.

Employees

As of December 31, 2003, we had a total of 3,012 employees. Approximately 10% of our employees are represented by a union comprised of a majority of the hourly employees at our Montreal, Quebec plant who are covered by a collective bargaining agreement that expires on March 22, 2005. The maintenance department employees at our Shawnee, Oklahoma facility elected to be represented by the Arkansas Regional Council of Carpenters/United Brotherhood of Carpenters and Joiners of America in May 2003 but no first contract has been negotiated. There are approximately 37 employees in this bargaining unit. As a whole, we believe our relations with our employees are good.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain of the statements contained in this report are made pursuant to the “Safe Harbor’’ provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements include statements regarding our goals, beliefs, plans or current expectations, taking into account the information currently available to our management. Forward-looking statements include all statements that do not relate solely to current or historical fact. For example, when we use such words as “anticipate,” “intend,” “expect,” “believe,” “plan,” “may,” “should,” “would” or other words that convey uncertainty of future events or outcome, we are making forward looking statements. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to future sales, earnings, operating performance, property, plant and equipment expenditures and sources and uses of cash, are forward-looking statements. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those stated or implied by such forward-looking statements. We undertake no obligation to publicly release any revision of any forward-looking statements contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

With respect to expectations of future earnings, operating performance, property, plant and equipment expenditures and sources and uses of cash, factors that could affect actual results include, without limitation:

•	our ability to dispose of our properties held for sale and realize their carrying values;

•	our ability to achieve growth rates and profit projections assumed in the valuation of our goodwill;

•	the impact of interest rates on the valuations of our pension liabilities and goodwill;

•	cyclicality, seasonality and weather conditions, which affect the sales of our products;

•	the timing and magnitude of recovery from the recent economic downturn;

•	costs and cost savings related to the closing of our Booneville, Mississippi facility;

•	the persistence of low levels of U.S. commercial construction activity;

•	the impact of competitive factors in our industry, including the effect of pricing, product line offerings and other actions taken by our competitors;

•	our ability to maintain our relationships with our major customers;

•	demand for our products;

•	our ability to achieve and the timeliness with which we achieve anticipated results from our capital improvement plan, cost reduction initiatives, product and process development activities, productivity and efficiency initiatives, global expansion activities, market share penetration efforts and working capital management programs;

•	our significant amount of debt and the restrictive covenants contained in our debt agreements;

•	our ability to service our debt and incur additional debt;

•	our ability to complete the extension and modification of our credit facility;

•	our potential exposure to environmental liabilities;

•	economic and political risks relating to our international operations;

•	currency risks relating to our international operations and our ability to hedge these risks;

•	our ability and the ability of our customers to maintain satisfactory employee relations, especially with unionized employees;

•	costs for labor and benefits including healthcare and pension costs;

•	extraordinary fluctuations in the markets and availability of raw materials and our ability to hedge the cost of raw materials effectively;

•	extraordinary fluctuations in the cost and availability of fuel and energy resources and our ability to hedge these costs;

•	risks to our competitive position from changing technology or the loss of our intellectual property;

•	business and economic risks relating to government regulations that impact our industry;

•	the mix of our geographic and product revenues;

and various other factors, many of which are beyond our ability to control or predict.

Executive Officers of the Registrant

The following table sets forth certain information with respect to each of our executive officers as of December 31, 2003:

Name	Age	Positions with the Company
Dennis J. Horowitz	57	Chairman, President, Chief Executive Officer and Director

James E. Deason	56	Executive Vice President, Chief Financial Officer, Secretary and Director

Keith I. Weil	46	Senior Vice President, Tubing Products

Johann R. Manning, Jr.	43	Senior Vice President, Fabricated Products and General Counsel

Massoud Neshan	50	Senior Vice President, Technology

Garry K. Johnson	48	Senior Vice President, Sales

Thomas A. Morton	50	Vice President of Purchasing and Logistics

Dennis J. Horowitz has been the President and Chief Executive Officer and a director of our company since March 1998, and in January of 2001 he also became Chairman of the Board of Directors. Prior to joining our company, Mr. Horowitz served as Corporate Vice President and President of the Americas of AMP Incorporated, a high technology electric connector and interconnection systems company, since September 1994. Mr. Horowitz also serves as a director of Superconductor Technologies, Inc.

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

Garry K. Johnson has been the Senior Vice President, Sales of our company since 2002. He previously held the positions of Vice President, Sales from 1998 until 2002, Industrial Marketing Manager from 1990 until 1998, Field Sales Representative from 1981 until 1990 and Production Supervisor from 1979 until 1981. Mr. Johnson has been employed by our company for twenty-five years.

Thomas A. Morton has been the Vice President of Purchasing and Logistics since February 1999. He previously held the positions for our Canadian operations of Metal Manager from January 1996 until January 1999 and Corporate Controller from May 1989 to December 1996. Prior to joining our company, Mr. Morton, a Chartered Accountant, was employed for ten years with Ernst & Young in Canada.

ITEM 2	PROPERTIES

United States Facilities

We own and operate each of the U.S. facilities described below, with the exception of our Altoona, Pennsylvania facility that is partially owned and partially leased from a local industrial development agency for $3,500 per year in perpetuity:

	Property			Number of
	Size	Plant Size	Year	Employees at
Location	(acres)	(square feet)	Opened	Dec. 31, 2003	Description
Decatur, AL	165	620,000	1948	733	Produces a majority of our copper tube product lines. A significant portion of production is industrial and technical tube as well as wholesale tube products. Produces smooth feedstock tube for the Ardmore and Altoona facilities. Also houses a portion of our corporate staff.

Shawnee, OK	51	309,000	1974	478	Produces a majority of our copper tube product lines. A significant portion of production is industrial and technical tube. Also produces wholesale tube products. Capable of producing feedstock tube for the Ardmore and Carrollton facilities.

Jackson, TN	35	240,000	1998	106	Produces welded copper enhanced surface tube. Also houses a U.S. wholesale product distribution center.

Altoona, PA	32	210,000	1956	251	A redraw facility that produces higher value added commercial products, primarily precision drawn and cut tubular products.

Carrollton, TX	9	165,000	1999	320	Designs, manufactures and outsources project management of tubular fabricated products and assemblies using various materials including copper, copper alloy, aluminum and steel. Fabrication capabilities range from a single operation to complex brazed assemblies.

Booneville, MS	30	152,000	1989	23	Facility closed in December 2003. Production of industrial and technical tube from Booneville has been transitioned to our Jackson, Shawnee, and Decatur facilities.

Warwick, RI	3	70,000	1978	133	Produces brazing filler metals, fluxes and other specialty alloys.

Ardmore, TN	28	65,000	1974	81	A redraw facility that produces higher margin commercial products such as capillary tube and specialty fabricated components, as well as aluminum tubing.

In addition to the manufacturing facilities described above, we also own a 232,000 square foot facility in Roxboro, North Carolina that is not being used for production and is currently held for sale. Our corporate offices, with 29 employees at December 31, 2003, are comprised of approximately 15,000 square feet in a leased facility in Huntsville, Alabama.

Canadian Facilities

We own and operate the following Canadian manufacturing facilities:

				Number of
	Property Size	Plant Size	Year	Employees at
Location	(acres)	(square feet)	Opened	Dec. 31, 2003	Description
Montreal, Quebec	25	424,000	1942	370	Produces plumbing tube and refrigeration service tube, copper and copper alloy tube and copper and copper alloy rod and bar and extruded shapes.

London, Ontario	45	195,000	1958	277	Produces plumbing tube, refrigeration service tube and industrial tube. Also houses corporate offices for Wolverine Tube (Canada) Inc.

We lease a 45,000 square foot warehouse in London, Ontario. Additionally, we own a 150,000 square foot facility in Fergus, Ontario whose operations were discontinued and which is currently held for sale. There was one employee at the Fergus, Ontario facility at December 31, 2003.

Other Facilities

We own a 33,000 square foot technical tube facility in Esposende, Portugal. Our Shanghai, China facility is leased from the Shanghai Waigaoqiao Free Trade Zone 3-U Development Co., Ltd. for a seven-year term expiring December 31, 2011. The following table describes our facilities in China and Portugal:

				Number of
	Property Size	Plant Size	Year	Employees at
Location	(acres)	(square feet)	Opened	Dec. 31, 2003	Description
Shanghai, China	3	60,000	1998	142	Produces technical copper tube from feedstock supplied by local copper tube manufacturers and brazed assemblies.

Esposende, Portugal	3	33,000	2001	57	Produces technical copper and copper alloy tube from feedstock supplied by the Decatur facility and by European copper and copper alloy tube manufacturers and brazed assemblies.

We also lease a facility in Apeldoorn, The Netherlands, comprised of a 16,000 square foot warehouse and 3,000 square feet of office space. There were 11 employees at the Apeldoorn facility at December 31, 2003.

ITEM 3	LEGAL PROCEEDINGS

Our facilities and operations are subject to extensive environmental laws and regulations, and we are currently involved in various proceedings relating to environmental matters as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental” and incorporated herein by reference. We are not involved in any legal proceeding that we believe could have a material adverse effect upon our business, operating results or financial condition. Additionally, the Company received notice in October 2003 from the Department of Justice that the investigation into possible violations of U.S. antitrust laws by the Grand Jury in the Northern District of Indiana, which the Company became aware of by the service of a subpoena in March 2001, has been closed as it relates to the Company with no action taken against the Company or any of our employees.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders by the Company during the final quarter of the fiscal year covered by this report.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is traded on the New York Stock Exchange under the symbol “WLV.” As of March 5, 2004, there were 12,284,096 shares of Common Stock outstanding, held by 277 shareholders of record.

The following table sets forth, for the periods indicated, the range of high and low reported sale prices for our Common Stock on the New York Stock Exchange:

	2003		2002
Period	High	Low	High	Low
First Quarter	$6.30	$3.61	$12.15	$6.20
Second Quarter	6.99	4.49	9.61	7.20
Third Quarter	5.88	4.02	7.60	5.30
Fourth Quarter	6.70	4.19	6.15	4.90

We did not declare or pay cash dividends on our Common Stock during the years ended December 31, 2003, 2002 or 2001. We do not currently plan to pay cash dividends on our Common Stock. In the foreseeable future, any future determination to pay cash dividends will depend on our results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors. We intend to retain earnings to support the growth of our business. In addition, our credit agreement and note indentures permit us to pay dividends on the Common Stock only if certain financial and other tests are met.

ITEM 6	SELECTED FINANCIAL DATA

The historical consolidated financial data presented below should be read in conjunction with the information set forth under “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of our company beginning on page F-1.

The balance sheet data presented below as of December 31, 2003 and 2002 and the income statement data presented below for each of the years in the three-year period ended December 31, 2003, are derived from the audited Consolidated Financial Statements of our company beginning on page F-1. The other balance sheet and income statement data presented below also are derived from audited Consolidated Financial Statements of our company, which are not presented herein.

	Year Ended December 31,
Statement of Operations Data:	2003	2002	2001	2000	1999
(In thousands, except per share amounts)
Net sales	$596,324	$550,523	$583,114	$621,464	$586,202
Cost of goods sold (a)	555,498	492,082	520,874	536,351	522,589

Gross profit	40,826	58,441	62,240	85,113	63,613
Selling, general and administrative expenses	32,103	30,616	32,254	31,961	30,314
Restructuring and other charges (b)	15,057	—	1,546	—	19,938

Operating (loss) income from continuing operations	(6,334)	27,825	28,440	53,152	13,361
Other expenses (income):
Interest expense, net	21,218	19,681	13,100	12,168	12,237
Gain on extinguishment of debt	—	(1,349)	—	—	—
Amortization and other, net	1,856	1,008	(447)	417	1,705
Goodwill impairment	23,153	—	—	—	—

(Loss) income from continuing operations before income taxes	(52,561)	8,485	15,787	40,567	(581)
Income tax (benefit) provision	(13,577)	1,315	4,345	14,660	(988)

(Loss) income from continuing operations (c)	(38,984)	7,170	11,442	25,907	407
(Loss) income from discontinued operations, net of tax (d)	(1,637)	(1,610)	(31,240)	782	1,362
Cumulative effect of accounting change, net of income tax benefit (e)	—	—	—	—	(5,754)

Net (loss) income (f)	$(40,621)	$5,560	$(19,798)	$26,689	$(3,985)

Net (loss) income applicable to common shares (g)	$(40,621)	$5,502	$(20,078)	$26,409	$(4,265)

(Loss) earnings per common share-basic:
Continuing operations	$(3.18)	$0.58	$0.92	$2.11	$0.01
Discontinued operations, net of tax	(0.13)	(0.13)	(2.58)	0.06	0.10
Cumulative effect of accounting change	—	—	—	—	(0.44)

Net (loss) income per share	$(3.31)	$0.45	$(1.66)	$2.17	$(0.33)

Basic weighted average common shares	12,275	12,231	12,077	12,153	13,106

(Loss) earnings per common share-diluted:
Continuing operations	$(3.18)	$0.58	$0.91	$2.08	$0.01
Discontinued operations, net of tax	(0.13)	(0.13)	(2.54)	0.06	0.10
Cumulative effect of accounting change	—	—	—	—	(0.43)

Net (loss) income per share	$(3.31)	$0.45	$(1.63)	$2.14	$(0.32)

Diluted weighted average common and common equivalent shares	12,275	12,362	12,307	12,344	13,243

	Year Ended December 31,
Other Data:	2003	2002	2001	2000	1999
(In thousands, except per pound amounts)
Pounds shipped	327,354	310,240	308,177	334,846	338,559
Depreciation and amortization	$19,009	$18,416	$18,679	$17,040	$15,773
Capital expenditures	5,969	7,747	27,612	31,676	23,092
Average COMEX price of copper per pound (h)	0.81	0.72	0.73	0.84	0.72

	December 31,
Balance Sheet Data:	2003	2002	2001	2000	1999
(In thousands)
Total assets	$553,258	$550,720	$539,427	$584,937	$499,550
Total long-term debt	254,284	255,712	247,698	231,163	180,197
Redeemable cumulative preferred stock	—	—	2,000	2,000	2,000
Stockholders’ equity	$179,351	$200,635	$201,412	$228,449	$212,499

(a)	During 2001 and 1999, we incurred charges that are included in cost of goods sold of approximately $1.4 million and $5.4 million, respectively. The 2001 charge of $1.4 million was related to realized and anticipated reductions in demand for our product and was for the write-down of slow moving or obsolete inventory. The 1999 charge was $5.4 million and included $3.7 million related to obsolete inventory, $0.8 million net book value of idled and obsolete machinery and equipment and $0.9 million of other charges related to the realignment of our manufacturing operations.

(b)	During 2003, we recognized restructuring and other charges of approximately $15.1 million ($9.9 million after tax). See Note 21 of the Notes to Consolidated Financial Statements.

We recognized restructuring and other charges of approximately $1.5 million ($1.0 million after tax) in 2001. See Note 21 of the Notes to Consolidated Financial Statements.

During 1999, we recognized restructuring and other charges of approximately $19.9 million ($12.5 million after tax). This charge included $10.0 million in expenses relating to the closing of our Roxboro, North Carolina facility, of which $8.6 million in expenses related to the write-down of impaired assets; $2.8 million in expenses related to the implementation of an indirect workforce reduction program; $3.6 million in expenses related to impaired assets as a result of relocating the Roxboro machinery and equipment to our other facilities and thereby displacing existing equipment; $1.9 million in expenses related to previously closed facilities, of which $1.8 million related to the write-down of impaired assets; $0.8 million in expenses related to the termination of an interest rate swap; and $0.8 million in professional fees and other costs primarily associated with acquisitions that were not completed.

(c)	Income from continuing operations for 2001, 2000 and 1999, adjusted to exclude amortization of expense recognized related to goodwill would have been $14.1 million, $28.2 million and $2.6 million.

(d)	We have classified the operating results of Wolverine Ratcliffs, Inc., equal to $(1.6) million, $(1.6) million, $(7.3) million, $0.8 million and $1.4 million (in each case net of tax) for the years ended 2003, 2002, 2001, 2000 and 1999, respectively, as discontinued operations. In addition, we recorded an estimated $23.9 million (net of tax) loss on the disposal of the Wolverine Ratcliffs operations in 2001. See Note 2 of the Notes to Consolidated Financial Statements.

(e)	Effective January 1, 1999, we adopted Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities”, or SOP 98-5, which requires that costs related to start-up activities be expensed as incurred. The cumulative effect of adopting SOP 98-5 as of the beginning of 1999 was a charge of $5.8 million, net of tax.

(f)	Net (loss) income for 2001, 2000 and 1999 adjusted to exclude amortization expense related to goodwill would have been $(16.9) million, $29.2 million and $(1.7) million.

(g)	Reflects the payment of preferred stock dividends and accretion of preferred stock redemption requirements.

(h)	Source: Metals Week.

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our results of operations and financial condition. This discussion should be read in conjunction with our Consolidated Financial Statements and notes thereto.

Overview

We incurred a significant loss from continuing operations in 2003 of $39.0 million or $3.18 per share compared with income from continuing operations of $7.2 million or $0.58 per share and $11.4 million or $0.92 per share, in 2002 and 2001, respectively. The loss in 2003 included a goodwill impairment charge of $22.2 million or $1.81 per share and a restructuring charge of $9.9 million or $0.81 per share after tax. The goodwill impairment charge related to our Tube Group reporting unit primarily due to historical operating performance and projected growth assumptions for the Tube Group falling short of those previously assumed and resulted in the carrying value of goodwill, for the Tube Group, substantially exceeding its fair value. The $9.9 million restructuring charge related to: (1) the closure of our Booneville, Mississippi facility; (2) severance cost related to a reduction in our North American workforce of approximately 200 employees; and (3) a further write down of assets held for sale in North Carolina.

The loss in 2003, exclusive of the goodwill impairment and restructuring charges, was the result of many issues which have challenged our Company throughout 2003, including an unfavorable mix of demand for our products, cost escalations particularly for natural gas, healthcare and pension expenses, selling price pressures and unfavorable currency movements. During 2003, the U.S. dollar weakened against the Canadian dollar. Our Canadian facilities were particularly affected because approximately fifty percent of the goods manufactured in our Canadian operations are sold into the U.S. and the sales are denominated in U.S. dollars. Profitability for our wholesale products, the only significant product group for which we are not able to pass metal price changes directly to the customer, was negatively impacted in 2003 by increasing COMEX copper prices and a shortage in supply of recycled materials used in the production of these products. Additionally, we incurred higher cost due to manufacturing inefficiencies and professional expenses related to union organizing efforts at our Decatur, Alabama and Shawnee, Oklahoma plants in 2003. The Decatur workforce voted to remain union free while the maintenance employees at the Shawnee facility elected to be represented by the Arkansas Regional Council of Carpenters/United Brotherhood of Carpenters and Joiners of America. Also, we incurred manufacturing inefficiencies and a loss of production time at our London, Ontario facility in conjunction with the northeastern power outages in August 2003.

Another contributing factor to our loss in 2003 was the impact of escalating copper prices on our inventory hedge position. The average COMEX copper price in December 2003 was $1.00 per pound, as compared to $0.72 per pound in December 2002, an increase of approximately 39%. In order to mitigate the impact of fluctuating copper prices on our metal inventory, we hedge the valuation of our inventory by selling copper forward. An increase in the price of copper results in a loss on our copper forward derivative contract, offsetting gains we may otherwise incur when we sell our physical inventory at prevailing market prices. In 2003, we recorded a $5.7 million loss on our copper forward derivative contract that was not completely offset by increased margins on sales of our physical inventory. Of this loss, $3.6 million was realized in the fourth quarter of 2003. This occurred because copper prices rose sharply in December 2003 coupled with the fact that we did not purchase a significant amount of raw material inventory in late December 2003 due to the curtailment of our operations during the two-week Christmas and New Year holiday periods. As our inventories turn and copper prices stabilize or decline, we expect to recover the losses realized in prior periods.

Looking ahead, we believe 2004 will show improvement over 2003. We have begun to see some improvement in the industrial sector of the North American economy and improvement in demand across all of our product segments. With the improving economy and increased demand for wholesale products driven by stronger non-residential construction, we have been able to increase pricing in 2004 for these products. Unlike 2003, we have hedged our natural gas costs for all of 2004 and at prices below 2003. Further, pension and postretirement cost are anticipated to be relatively stable in 2004 as compared to 2003. We also expect to begin realizing approximately $8.0 million of annualized cost savings from the reduction of our workforce and approximately $3.0 million of annualized cost savings from the closure and reallocation of production of our Booneville facility. However, increases in COMEX copper prices and premiums paid in excess of COMEX for copper as well as the continuation of a strong Canadian dollar against the U.S. dollar will likely negatively impact earnings in 2004.

General

The following general factors should be considered in analyzing our results of operations:

Critical Accounting Policies and Estimates

We base this discussion and analysis of results of operations, cash flow and financial condition on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When we prepare these financial statements, we make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities that we report. On an on-going basis, we evaluate our estimates, including but not limited to those affecting allowances for doubtful accounts, inventories, intangible assets, long-lived assets, income taxes, restructuring reserves, medical, dental and workers’ compensation benefits, pensions and other post-retirement benefits, environmental and other contingencies and litigation. We consider market conditions, customers’ demand for our products, historical trends and various other factors when we make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates when different assumptions or conditions are considered. We believe the accounting policies critical to the presentation and understanding of our financial condition and results of operations and involving the more significant judgments and estimates relate to inventory, long-lived assets, income taxes, retirement and pension plans and environmental remediation. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of the Company’s Board of Directors and the Audit Committee has reviewed the disclosures presented below relating to them.

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

Assets held for sale include the net assets of our unoccupied Roxboro, North Carolina and Fergus, Ontario facilities. These assets have been written down to estimated fair value less estimated cost to sell. We have estimated the carrying value for these assets based on our projections of the net realizable value from the sale of these assets. Although we believe we have appropriately reduced the carrying values of all assets held for sale to their estimated recoverable amounts, net of disposal costs where appropriate, actual results could be different and our results of operations in future periods could reflect gains or losses on these assets.

On January 1, 2002, we adopted Statement of Financial Accounting Standards, (SFAS) No. 142, Goodwill and Other Intangible Assets. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 presumes that goodwill has an indefinite useful life and thus should not be amortized, but rather tested at least annually for impairment using a lower of cost or fair value approach. During the third quarter of 2003, we conducted the required annual goodwill impairment review and based on the results of this review, we recorded a goodwill impairment charge of $23.2 million. If we are unable to achieve our estimated growth rates and profit projections, if interest rates increase or if our other estimates or assumptions change in the future, we may be required to record additional impairment charges for goodwill in the future.

Income taxes

For financial reporting purposes, we determine our current and deferred tax liabilities in accordance with the liability method of accounting for income taxes as specified in Statement of Financial Accounting Standards No. 109 (SFAS No. 109) “Accounting for Income Taxes.” The provision for income taxes is the sum of income taxes both currently payable and deferred. Currently payable income taxes represent the liability related to our income tax returns for the current year while the net deferred tax expense or benefit represents the change in the balance of deferred tax assets or liabilities as reported on the balance sheet. The changes in deferred tax assets and liabilities are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes as measured by the enacted tax rates that we estimate will be in effect when these differences reverse. In addition to estimating the future tax rates applicable to the reversal of tax differences, we also evaluate whether future tax benefits (related to future tax deductions and net operating loss carryforwards) will be realized. In some cases, this involves considering whether taxable income in future periods will be sufficient to fully realize the deferred tax benefits

(through reduced cash payments for income taxes). Accordingly, we believe that the estimate related to the provision for income taxes is critical to our results of operations.

As of December 31, 2003, we have $5.1 million of gross deferred tax assets resulting from state operating loss carryforwards that are available to reduce taxable income in future periods. As of December 31, 2003 and 2002, we recorded valuation allowances against a portion of our state tax carryforwards of $3.6 million and $2.4 million, respectively. Under the provisions of SFAS No. 109, we determined our valuation allowances by considering the realization of these state carryforwards in light of our cumulative operating results for the current and preceding years, reversing taxable temporary differences, future taxable income and ongoing prudent and feasible tax planning strategies. If our estimates and related assumptions regarding these factors change in the future, we may be required to record an additional valuation allowance against our deferred tax assets. This would result in additional income tax expense in our consolidated statement of operations.

There have been no valuation allowances recorded against our U.S. federal and foreign net operating loss carryforwards because we believe there will be adequate taxable income generated in the carryforward periods through operations or reversal of timing differences to realize these operating loss carryforwards.

In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. We believe adequate provision for income taxes has been made for any potential audits.

Pension and Postretirement Benefit Costs

Net pension and postretirement cost was $8.1 million, $6.3 million and $1.7 million, respectively, for the years ended December 31, 2003, 2002 and 2001. Total estimated pension and postretirement expense in 2004 is expected to be the same as in 2003. These expenses are primarily included in cost of goods sold and selling, general and administrative expenses. Lesser amounts are included in restructuring charges and discontinued operations. In 2003 and 2001 we did not make a contribution to our U.S. qualified defined benefit pension plans. In 2002, we made a $5.0 million voluntary contribution to our U.S. qualified defined benefit pension plans. In 2003, 2002 and 2001, we made a $0.6 million, $0.1 million and $0.2 million contribution, respectively, to our Canadian defined benefit pension plans. In 2003, we also transferred $4.3 million to a rabbi trust to partially fund the vested benefit obligations to certain executives under our nonqualified supplemental executive retirement plan.

Our pension and postretirement benefit costs are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates and expected long-term rates of return on plan assets. Material changes in our pension and postretirement benefit costs may occur in the future due to changes in these assumptions, changes in the number of plan participants, changes in the level of benefits provided, changes to the level of contributions to these plans and other factors. Estimates and assumptions concerning our pension and postretirement obligations and related periodic costs can be found in Notes 11 and 12 of the Notes to Consolidated Financial Statements.

The discount rate is subject to change each year, consistent with changes in applicable high-quality, long-term corporate bond indices. Based on bond indices as of December 31, 2003, we used discount rates to determine our benefit obligations of 6.25% at December 31, 2003 for both our U.S. and Canadian based plans, respectively, compared to 7.0% and 6.75% at December 31, 2002 and 7.25% and 7.0% at December 31, 2001 for our U.S. and Canadian based plans, respectively. We used discount rates to determine our net periodic benefit cost of 7.0% and 6.75% for 2003, 7.25% and 7.0% for 2002 and 7.75% and 7.5% for 2001, for our U.S. and Canadian based plans, respectively. This had the effect of increasing our accumulated pension benefit obligation by approximately $16.9 million for the year ended December 31, 2003 and increasing our estimated pension expense for 2004 on a pre-tax basis by $1.6 million. A quarter percentage point decrease in the discount rate would increase our pension expense for 2004 by approximately $0.6 million on a pre-tax basis.

The expected long-term rate of return on pension plan assets is selected by taking into account the asset mix of the plans, the fact that the plan assets are actively managed to mitigate downside risks, the historical performance of the market in general and the historical performance of the plan assets over the past ten years. Based on these factors, our expected long-term rates of return used to determine net periodic benefit cost are 9.0% and 7.5% for 2003 and 9.5% and 8.5% for 2002 and for 2001 for our U.S. and Canadian based plans, respectively. A quarter percentage point decrease in the expected long-term rate of return would increase our pension expense for 2004 by approximately $0.3 million on a pre-tax basis. The required use of the expected long-term rate of return on plan assets may result in recognized returns that are greater or less than the actual returns on those plan assets in any given year. Over time, however, the expected long-term rate of return on plan assets is designed to approximate the actual long-term returns. For the ten year periods ended December 31, 2003 and 2002, the U.S. Retirement Plan assets have provided a weighted rate of return of 10.8% and 9.8%, respectively, and the Canadian based plans have provided a weighted rate of return of 7.8% and 8.7%, respectively.

On December 31, 2003, the accumulated benefit obligation related to our pension plans exceeded the fair value of pension plan assets. This difference is primarily attributed to an increase in the accumulated benefit obligation that resulted from the decrease in the interest rate used to discount the projected benefit obligation to its present settlement amount. As a result, and in accordance with SFAS 87, we have an additional minimum pension liability of $24.2 million, reflected as an accumulated other comprehensive loss before taxes of $19.1 million and an intangible asset of $5.1 million (equal to unrecognized prior service cost).

Environmental Remediation

Our operations are subject to extensive federal, state and local environmental laws and regulations. The major environmental laws to which we are subject, include, among others, the Federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA,” also known as the Superfund law), the Toxic Substances Control Act, the Federal Water Pollution Control Act, and the Hazardous Materials Transportation Act. CERCLA can impose joint and several liability for cleanup and investigation costs, without regard to fault or legality of the original conduct, on current and predecessor owners and operators of a site, as well as those who generate, or arrange for the disposal of, hazardous substances. The risk of incurring environmental liability is inherent in our industry. We own property that is, or has been, used for industrial purposes. Use of these properties may subject us to potentially material liabilities relating to the investigation and cleanup of contaminants, claims alleging personal injury, or property damage as the result of exposures to, or release of, hazardous substances.

We conduct studies, as well as site surveys, to determine the extent of environmental damage and determine the necessary requirements to remediate this damage. These studies incorporate the analysis of our internal environmental engineering staff, environmental engineering consultants and legal counsel. From these studies and surveys, a range of estimates of the costs involved is derived and a liability and related expense for environmental remediation is recorded within this range. Our recorded liabilities for these issues represent our best estimates (on an undiscounted basis) of remediation and restoration costs that may be required to comply with present laws and regulations. These estimates are based on forecasts of the total future direct costs related to environmental remediation. These estimates change periodically as additional or better information becomes available as to the extent of site remediation required, if any. In addition, advanced technologies related to the detection, appropriate remedial course of action and anticipated cost can influence these estimates. Certain changes could occur that would materially effect our estimates and assumptions related to costs for environmental remediation. If we become subject to more stringent environmental remediation costs at known sites, discover additional contamination, discover previously unknown sites, or become subject to related personal or property damage, we could incur material costs in connection with our environmental remediation. Accordingly, management believes that estimates related to the accrual of environmental remediation liabilities are critical to our results of operations.

For the years ended December 31, 2002 and 2001 the expense related to environmental remediation was $0.8 million and $0.1 million, respectively, and is included in cost of goods sold on the consolidated statements of income. For the year ended December 31, 2003, we did not have any expense related to environmental remediation. Additionally, as of December 31, 2003, we have a total liability recorded for environmental remediation of $1.2 million. This amount was derived from a range of reasonable estimates based upon our studies and site surveys described above and in accordance with Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies” (“SFAS 5”). For environmental remediation sites known as of December 31, 2003, if the highest estimate from the range (based upon information presently available) were recorded, the total estimated liability would have increased $0.7 million in 2003.

Components of Cost of Goods Sold

The cost of raw materials, principally copper, is a substantial portion of our cost of goods sold. The rise and fall of copper prices and other metals affects the levels of our net sales, costs of goods sold and the carrying value of inventory, even in the absence of increases or decreases in business activity. While we have entered into commodity forward contracts to sell copper in an effort to mitigate the impact of fluctuating copper prices on the valuation of our inventory, these forward contracts are not accounted for as effective hedges. Thus, the rise and fall of copper prices may impact our gross margin and may have a material impact on our levels of gross profit for a particular reporting period. However, across reporting periods and except for our wholesale products, the cost of raw materials is generally passed along to our customers.

Variability of Wholesale Product Gross Profit

Gross profit attributable to sales of our wholesale products has fluctuated and may continue to fluctuate substantially from period to period. Gross (loss) profit from sales of these products was

$(0.3) million in 2003, $4.4 million in 2002 and $9.3 million in 2001. Gross profit derived from the sale of wholesale products is mainly affected by changes in selling prices and the cost of metal. Selling prices for these products are affected principally by general economic conditions, especially the rate of housing starts, general commercial building activity, industry competition and manufacturing capacity, industry production levels and other market factors. All of these factors are beyond our control. Wholesale products are also the only significant product group for which we are not able to pass metal price changes directly to our customers.

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

Discontinued Operations

During the year ended December 31, 2001, we decided to discontinue the operations of Wolverine Ratcliffs, Inc. (“WRI”), which were previously included in the rod, bar and other products segment. Accordingly, the operating results of WRI are reported in discontinued operations in the consolidated financial statements. In the fourth quarter of 2001, we recorded a $31.5 million ($23.9 million after tax) estimated loss on the disposal of the WRI operations, which included a $2.5 million ($1.6 million after tax) provision for estimated losses during the expected phase-out period. In 2002, we stopped all manufacturing operations of WRI and we liquidated substantially all of its inventory and net receivables. We began liquidating the equipment of WRI in 2002 and we anticipate finalizing the sale of the remaining equipment by April 2004. We are currently negotiating for the sale or lease of the building. We anticipate that the remaining liabilities which includes our pension obligation will be settled during 2004. In the fourth quarters of 2003 and 2002, we recorded a $2.4 million ($1.6 million after tax) and a $2.5 million ($1.6 million after tax) loss, respectively, from discontinued operations for remaining estimated closing costs in excess of the provision for losses recorded in the fourth quarter of 2001.

Results of Continuing Operations

Year-Ended December 31, 2003, Compared with Year-Ended December 31, 2002

Consolidated net sales from continuing operations increased by $45.8 million, or 8.3%, to $596.3 million for the year ended December 31, 2003 from $550.5 million for the year ended December 31, 2002. Pounds shipped increased by 17.1 million pounds, or 5.5%, to 327.3 million in 2003 from 310.2 million in 2002. The average COMEX copper price for 2003 was $0.81 per pound, as compared to $0.72 per pound in 2002, an increase of approximately 13.1%.

Pounds of commercial products shipped increased by 7.9 million pounds, or 3.8%, to 217.5 million in 2003 from 209.6 million in 2002. This increase in shipments was primarily due to an increase in shipments of industrial tube, partially offset by declines in shipments of alloy products. Shipments of industrial tube have been strong due to our success in obtaining market share penetration for this product in the United States. Shipments of alloy products decreased due to weak industrial demand in the current economy. Sales of commercial products increased $21.2 million, or 5.0%, to $442.5 million in 2003 from $421.2 million in 2002. This increase in sales was attributable to increased shipments of industrial tube, an increase in COMEX copper prices and a favorable mix of fabricated products, partially offset by lower volumes of alloy products and modest reductions in unit fabrication revenues for industrial tube and joining products. Gross profit from commercial products decreased by $12.7 million, or 24.6%, to $39.0 million in 2003 from $51.7 million in 2002, attributable primarily to specific escalations of cost that are discussed in more detail below as well as the decline in fabrication revenues per pound.

Pounds of wholesale products shipped increased by 10.9 million pounds, or 13.8%, to 90.0 million in 2003 from 79.1 million in 2002 due to the expansion of our customer base for these products. Sales of wholesale products increased by $21.2 million, or 22.5%, to $115.1 million in 2003 from $93.9 million in 2002, due to the increase in shipments, as well as an increase in revenue per pound. Revenue per pound was up $0.09 to $1.28 in 2003, reflecting an increase in COMEX copper prices. Gross profit from wholesale products decreased $4.6 million to a loss of $0.3 million in 2003 from a profit of $4.3 million in 2002, due to an increase in metal costs which we are not able to completely pass on to our customers, as well as specific escalations of costs that are discussed in more detail below, offset somewhat by increased volumes. Metal costs increased due to an increase in COMEX copper prices as well as a shortage in the available supply and higher costs of recycled metal used in the production of wholesale products.

Pounds of rod and bar products shipped decreased by 1.7 million pounds, or 8.0%, to 19.8 million in 2003 from 21.6 million in 2002 due to a weak U.S. industrial environment. Sales of rod, bar and other products increased $3.4 million, or 9.6%, to $38.7 million in 2003 from $35.4 million in 2002. Other products are primarily those products sold from our distribution center in The Netherlands. Gross profit from rod, bar and other products decreased $0.3 million, or 10.8%, to $2.1 million in 2003 from $2.4 million in 2002, due to decreased shipments of rod and bar products, partially offset by an increase in gross profit from the activities of our distribution center in The Netherlands which also benefited from a strong Euro. Gross profit was also impacted by specific escalations of cost that are discussed in more detail below.

Consolidated gross profit decreased $17.6 million, or 30.1%, to $40.9 million in 2003 from $58.4 million in 2002. Gross profit in 2003 was negatively impacted by the aforementioned increase in metal costs for wholesale products, decreased shipments of rod and bar products, and a modest decline in fabrication revenues per pound for commercial products. We also had approximately $7.6 million of additional cost in 2003 compared to 2002 related to natural gas, healthcare, pensions and worker’s compensation expenses. Gross profit also declined approximately $3.7 million because of the translation impact of the Canadian dollar to the weak U.S. dollar and the fact that approximately fifty percent of sales from our Canadian operations are denominated in U.S. dollars. Additionally, gross profit declined $5.7 million due to a loss on our copper forward sales position that we have in place to hedge against a decrease in the valuation of our copper inventory and that was not offset by gains upon the sale of our physical inventory at prevailing market prices. Copper prices spiked sharply, especially during the fourth quarter of 2003, resulting in a loss on our hedge position that was not offset by the purchase of inventory, due in part to the curtailment of our operations for the two-week holiday period in December 2003. Gross profit in 2003 also declined approximately $1.2 million because of manufacturing inefficiencies and professional expenses related to union activities at our Decatur, Alabama and Shawnee, Oklahoma plants. The Decatur workforce voted to remain union free while approximately 37 maintenance employees at our Shawnee facility elected to be represented by the Arkansas Regional Council of Carpenters/United Brotherhood of Carpenters and Joiners of America. Further, gross profit in 2003 declined because of the northeastern power outages in August 2003 which caused our London, Ontario plant to lose approximately two production days and normal production at the plant to be interrupted for approximately another week due to rolling black-outs. Gross profit in 2003 benefited from a $0.8 million cash payment resulting from a class action litigation settlement in the copper market in the second quarter of 2003.

Consolidated selling, general and administrative expenses for the year ended December 31, 2003 increased by $1.5 million, or 4.9%, to $32.1 million, from $30.6 million in 2002. Consolidated selling, general and administrative expenses were approximately five percent of sales for both 2003 and 2002. The increase in selling, general and administrative expenses was mainly due to a $0.7 million increase in salary expense and a $1.3 million increase in pension expense, offset by a $0.9 million reduction in employee related expenses, primarily associated with incentive pay that is tied to financial performance. Salary expense increased due to merit and cost of living pay increases and due to the fact that selling, general and administrative expenses in the first quarter of 2002 included a 10% pay reduction for salaried employees which was subsequently restored. Pension expense increased primarily due to the impact of the decline in fair value of plan assets at January 1, 2003.

Operating (loss) income from continuing operations was a loss of $(6.3) million for the year ended December 31, 2003, as compared to income of $27.8 million in 2002. The operating loss in 2003 was primarily due to the aforementioned $17.6 reduction to gross profit, $1.5 million increase in selling, general and administrative expenses, and $15.1 million of restructuring charges, as described under “Restructuring and Other Charges” below.

Consolidated net interest expense increased $1.5 million to $21.2 million in 2003 from $19.7 million in 2002. Interest expense increased $1.5 million in 2003 because on March 27, 2002, we issued $120.0 million in principal amount of 10.5% Senior Notes replacing approximately $97.3 million of borrowings under our old revolving credit facility which had an average interest rate of 4.9% in the first quarter of 2002. Consolidated net interest expense is net of interest income and capitalized interest of $0.6 million and $0.1 million, respectively, for 2003 and $0.5 million and $0.7 million, respectively, for 2002. Consolidated net interest expense in 2002 is also net of interest income from loans to the discontinued operations of Wolverine Ratcliffs, Inc. of $0.8 million. Interest expense was reduced $1.1 million in 2003 and $0.3 million in 2002 from the benefit of our interest rate swap on $50 million notional amount of our 7.375% Senior Notes which we entered into in the fourth quarter of 2002.

During the third and fourth quarters of 2002, we purchased $13.2 million of our 7.375% Senior Notes in the open market at an average of 90% of face value and with an effective yield of 9.6% and $2.0 million of our 10.5% Senior Notes at 95% of face value with an effective yield of 11.6%. We recorded a $1.3 million gain from the extinguishment of these Senior Notes and realized a $0.5 million reduction in interest expense in 2003.

Amortization and other, net was $1.9 million of expense in 2003, as compared to $1.0 million of expense in 2002. Amortization and other, net in 2003 included $0.2 million of foreign currency losses. Amortization and other, net in 2002 included $0.3 million of income related to the administration and collection of receivables sold to us by our discontinued operations. Amortization expense in 2003 increased $0.2 million to $1.5 million compared to $1.3 million in 2002 due to the deferred financing fees incurred when we obtained our new financing in March 2002.

During the third quarter of 2003, we evaluated the carrying value of goodwill. Updated valuations for each reporting unit were completed using a discounted cash flow approach based on forward-looking information regarding market share, revenues and costs. Our valuation was based on a 3% to 5% long-term growth rate, a discount rate of 14% and two reporting units, The Tube Group and The Fabricated Products Group. The Tube Group consists of our Decatur, Shawnee, Jackson, Booneville, Montreal, London, Shanghai and Esposende facilities for which we had $23.2 million of goodwill. The Fabricated Products Group consists of our Altoona, Carrollton, Warwick, Ardmore and Apeldoorn facilities for which we have $77.2 million of goodwill. Based on the results of this review, the fair value of The Tube Group reporting unit was less than its carrying value and we recorded a goodwill impairment charge of $23.2 million in the third quarter of 2003. The fair value of The Tube Group reporting unit decreased significantly from the value derived when we tested for impairment in 2002 due to a decrease in the long-term growth rate from 4% to 3%, a reduction in our projections of future profitability and an increase in the discount rate from 12% to 14%. The fair value of The Fabricated Products Group reporting unit exceeded its carrying value assuming a 5% growth rate, and thus, no impairment charge was recorded. If we are unable to achieve our estimated growth rates and profit projections, if interest rates increase or if our other estimates or assumptions change in the future, we may be required to record impairment charges for The Fabricated Products Group goodwill in the future.

A net tax benefit of $13.6 million was recorded in 2003 as compared to tax expense of $1.3 million in 2002. The effective tax rate in 2002 was 15.5%. The effective tax rate in 2002 reflects the favorable outcome of a tax audit in Canada that had been provided for and was concluded in 2002. We recorded a $13.6 million tax benefit in 2003 on pretax losses from continuing operations of $52.6 million, yielding an overall effective tax rate of 25.9%. Adjusting our pre-tax loss to exclude $20.3 million of the $23.2 million charge for the impairment of goodwill, which is not tax deductible, yields an adjusted effective tax rate of 42.1% for 2003. The effective tax rate recorded in 2003 reflects federal tax benefits generated in the United States, where tax rates are generally higher than in our foreign jurisdictions and where we had significant pre-tax losses. The higher effective rate on adjusted pre-tax losses also reflects lower foreign tax rates and tax holidays applicable to our profitable operations in China, Portugal and Canada. A valuation allowance was recorded against all state net operating losses generated in 2003 and 2002 because we do not believe that there will be adequate taxable income generated in the carryforward periods through operations or reversal of timing differences to realize these operating loss carryforwards.

Consolidated (loss) income from continuing operations in 2003 decreased by $46.2 million to a loss of $(39.0) million, or $(3.18) per diluted share, from $7.2 million, or $0.58 per diluted share, in 2002.

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

Restructuring and Other Charges

During 2003, we recognized restructuring charges of $15.1 million ($9.9 million net of tax). We formalized a plan to terminate approximately 200, or 6% of our workforce. These primarily represented salaried and indirect hourly employees and, to a lesser extent, direct hourly employees, from all of our plants in North America and the corporate office. In conjunction with this plan, we accrued and charged to expense $1.1 million for severance benefits for approximately 92 of these employees. This reduction in workforce was deemed necessary in order to reduce costs in a weak economic environment. As of December 31, 2003, we have made approximately $0.7 million of payments against the $1.1 million liability for severance benefits and most of the terminations took place within the two-week period subsequent to September 28, 2003. As of December 31, 2003, we have accrued $0.4 million of restructuring cost representing our remaining cash obligations. This workforce reduction is expected to result in annualized savings of approximately $8.0 million.

The 2003 restructuring charges also included: $10.4 million related to the closure of our Booneville, Mississippi facility (discussed below); a $2.6 million write-down of assets held for sale in Roxboro, North Carolina; a $0.3 million charge related to the write-off of impaired assets at our Altoona, Pennsylvania facility; and $0.7 million of other charges. The impairment charge for the assets held for sale in Roxboro, North Carolina was a result of writing down the land and building to our revised, lower estimate of fair value. Demand for industrial facilities in this geographic area is extremely weak due to the very slow industrial economy.

We announced in the third quarter of 2003 that we would close our Booneville, Mississippi facility. The facility produced both smooth and enhanced industrial tube, primarily used by residential and commercial air conditioner manufacturers and employed approximately 140 persons. We substantially completed the transition of production from the Booneville plant to our other facilities as of December 31, 2003. The $10.4 million charge for our Booneville facility includes a $8.9 million write-off of impaired assets including $2.6 million of spare parts and supplies related to these assets, $0.3 million of severance costs, and $1.2 million of other costs required for the closure of the facility. In future quarters, we anticipate incurring additional restructuring charges for the closure of this facility of approximately $1.6 million. We anticipate that key decisions related to the final disposition and relocation of the Booneville equipment will be finalized during the first half of 2004. As of December 31, 2003, we have an accrued balance of $3.8 million of restructuring cost, representing $2.6 million of spare parts and supplies, $0.2 million of impaired assets and $1.0 million of estimated cash obligations. Annual savings from this closure and reallocation of production are expected to be approximately $3.0 million.

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

Liquidity and Capital Resources

The primary source of our liquidity for the year ended December 31, 2003 was cash on hand at the beginning of the year. The primary use of our funds in 2003 was $6.0 million for investments in property, plant and equipment. We also transferred $4.3 million to a rabbi trust in 2003 to partially fund the vested benefit obligations to certain executives under our Supplemental Executive Retirement Plan.

The primary sources of our liquidity for the year ended December 31, 2002 were cash on hand at the beginning of the year, $41.4 million of cash provided by continuing operations and $118.5 million from the issuance of our 10.5% Senior Notes. The primary uses of our funds in 2002 were $98.4 million to repay our revolving credit facilities, $7.7 million for investments in property, plant and equipment, $13.9 million to purchase our Senior Notes in the open market, $8.7 million of financing fees related to the issuance of our 10.5% Senior Notes, $5.0 million for a voluntary contribution to our U.S. pension plans and $1.0 million related to the mandatory redemption of our preferred stock.

The primary sources of our liquidity for the year ended December 31, 2001 were cash on hand at the beginning of the year, $26.6 million of cash provided by continuing operations and $16.7 million of net borrowings under our revolving credit facility. The primary uses of our funds in 2001 were $27.6 million for investments in property, plant and equipment and $13.3 million for the discontinued operations of Wolverine Ratcliffs, Inc.

Net cash provided by continuing operating activities totaled $0.2 million for 2003 as compared to $41.4 million for 2002 and $26.6 million for 2001. The net decrease in operating cash flows in 2003 compared to 2002 was primarily the result of recording a net loss in 2003 versus net income in 2002, as well as the net increase in accounts receivable due primarily to increased sales in the fourth quarter of 2003 compared to the fourth quarter of 2002 and the net increase in inventory, primarily related to rising copper prices in 2003. The net increase in operating cash flows in 2002 compared to 2001 was primarily the result of a decrease in inventory in 2002 relative to 2001 due to the liquidation of the WRI inventory in 2002 as well as our general strategy of reducing inventory levels.

As of December 31, 2003, we had no outstanding borrowings under our secured revolving credit facility. We had approximately $7.9 million of standby letters of credit issued under the secured revolving credit facility and approximately $29.2 million (subject to a $2.0 million excess availability requirement) in additional borrowing availability thereunder.

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

Our financial performance in the fourth quarter of 2003 prevented us from satisfying the terms of the amendment to the secured revolving credit facility that we executed in the third quarter of 2003. On February 19, 2004, we and our lenders executed a waiver to the secured revolving credit facility to waive compliance with the minimum consolidated EBITDA requirement and the minimum fixed charge coverage ratio for the quarter ended December 31, 2003. The financial covenants of our secured revolving credit facility for 2004 have not been amended. We are working with our lenders to amend and extend the secured revolving credit facility prior to the end of the first quarter of 2004. Prior to the amendment, we expect to have access to the facility as needed. Based upon our relationship with our lenders and our progress to date, we believe that the secured revolving credit facility will be amended as planned with customary terms and conditions for a facility of this type. However, we give no assurances that we will be able to amend and extend the secured revolving credit facility in this manner.

On October 30, 2003, Standard and Poor’s Ratings Services lowered its rating on our senior unsecured debt one step from BB- to B+. Standard and Poor’s noted that the change in rating was a result of our recent weak earnings performance and that the rating reflected a narrow product line, cyclical markets, significant customer concentration, profitability at sharply depressed levels and aggressive use of debt, slightly offset by a business profile with defensible positions in niche segments and reasonable near term liquidity. On November 20, 2003, Moody’s Investors Service, Inc. lowered its rating on our senior unsecured debt to B3 from B1. Moody’s noted that the change in rating reflected the Company’s operating performance, which was lower than Moody’s expectations, Moody’s view that the Company would be challenged to materially improve its operating performance in the intermediate term, and Moody’s concerns about the Company’s liquidity given the small size of its credit facility and its need to amend financial covenants in its credit facility.

Capital expenditures for continuing operations were $6.0 million in 2003, $7.7 million in 2002 and $27.6 million in 2001. The significant amount of capital expenditures in 2001 for our Project 21 capital program temporarily reduced our requirements in 2002 and 2003 for maintenance capital expenditures. We currently expect to spend approximately $10 million in 2004. Our capital expenditures include asset replacement, environmental compliance and cost reduction and productivity improvement items.

The ratio of current assets to current liabilities was 3.2 in 2003, 4.3 in 2002 and 3.3 in 2001, in each case calculated as of December 31. Our cash and cash equivalent balances as of December 31, 2003 and 2002 were $46.1 million and $53.9 million, respectively, of which $37.6 million and $31.5 million, respectively, were held by our facilities located outside of the United States. We believe that we would have to pay the differential between foreign taxes and U.S. taxes on funds located outside of the United States upon repatriating these funds to the United States. However, we do not anticipate having a need in the foreseeable future to repatriate these funds and accordingly have not accrued the differential tax liability.

With our cash balances, anticipated cash flow from our continuing operations, and anticipated completion of the amendment and extension of our secured revolving credit facility in the first quarter of 2004, with satisfactory terms and conditions, we believe that we will be able to satisfy our existing working capital needs, interest obligations and capital expenditure requirements in 2004 and beyond. If we are unable to satisfactorily complete the amendment and extension of the secured revolving credit facility, we would anticipate the repatriation of cash from our foreign operations in order to meet our financial obligations. This repatriation would result in additional tax expense and require additional cash payments for taxes.

Off-Balance Sheet Arrangements

As of December 31, 2003, we do not have any off-balance sheet arrangements that either have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commercial Commitments

The following table provides a summary of our contractual obligations and commercial commitments as of December 31, 2003. As of December 31, 2003, the total other noncurrent liabilities included in our balance sheet not presented below in the table were $40.8 million. Refer to Notes 11, 12, 13 and 14 of the Notes to the Consolidated Financial Statements.

Payments due or expiring by period

		Less than 1			More than 5
(In thousands)	Total	year	1-3 years	3-5 years	years

Contractual obligations:
Long-term debt	$254,284	$—	$588	$136,765	$116,931
Operating leases	10,333	3,268	4,240	1,261	1,564
Commitments for capital expenditures	852	852	—	—	—
Other purchase obligations	1,170	1,170	—	—	—

Total contractual obligations	$266,639	$5,290	$4,828	$138,026	$118,495

Other commercial commitments (by scheduled expiration dates):

Standby letters of credit	$7,940	$5,030	$2,910	—	—

At December 31, 2003 we had commitments to purchase approximately 81.7 million pounds of copper during 2004, to be priced when purchased at COMEX plus a fixed spread of $0.03 per pound on average. During 2003, the monthly average COMEX price of copper ranged from $0.72 to $1.00 per pound. These commitments were negotiated in the normal course of business and represent a portion of our copper requirements for 2004, which we anticipate will exceed 300 million pounds.

Financing Agreements

On March 27, 2002, we obtained new financing agreements to replace our old revolving credit facility which was scheduled to mature on April 30, 2002. We issued $120 million in principal amount of 10.5% Senior Notes that will mature in 2009. We also entered into a new secured revolving credit facility concurrently with the closing of the 10.5% Senior Notes offering. The secured revolving credit facility provides for up to a $37.5 million line of credit dependent on the levels of and secured by our eligible accounts receivable and inventory. The secured revolving credit facility provides for interest at the Eurodollar rate plus 2.5% or the U.S. base rate plus 1%. Commitment fees on the unused available portion of the facility are 0.5%. The secured revolving credit facility matures on March 27, 2005.

Interest Rate Swap Agreement

In October 2002, we completed an interest rate swap on $50.0 million notional amount of our 7.375% Senior Notes. The terms of the interest rate swap are a semi-annual payment date of February 1 and August 1, a floating rate option of the six-month LIBOR rate plus a spread of 3.76% and a termination date of August 1, 2008.

The interest rate swap is accounted for as a fair value hedge and because the terms of the debt and the payments to be received on the swap coincide, the hedge is considered perfectly effective against the changes in the fair value of the debt over its term. The swap agreement was executed in order to (i) convert a portion of the Senior Notes fixed-rate debt into floating-rate debt; (ii) maintain a capital structure containing appropriate amounts of fixed and floating-rate debt; and (iii) reduce net interest payments and expense in the near-term. As of December 31, 2003, we recorded the fair market value of the interest rate swap of $0.4 million as other liabilities with a corresponding decrease to the hedged debt, with equal and offsetting unrealized gains and losses included in other income (expense), net. Interest payments are recognized through interest expense and are made and received on the first day of each February and August, which commenced on February 1, 2003 and will end on the maturity date. Since the interest rate is not known until the end of each semi-annual interest period, estimates are used during such period based upon published forward-looking LIBOR rates. Any differences between the estimated interest expense and the actual interest payment are recorded to interest expense at the end of each semi-annual interest period. The interest rate swap resulted in a reduction to interest expense in 2003 and 2002 of $1.1 million and $0.3 million, respectively. We anticipate that the terms of the swap will reduce our interest expense in 2004 by approximately $1.2 million assuming rates as of December 31, 2003. Our obligations under this swap agreement are secured on the same basis as our obligations under our secured revolving credit facility.

Senior Notes Due 2009

At December 31, 2003 we had outstanding $118.0 million in principal amount of our 10.5% Senior Notes. Our 10.5% Senior Notes were issued pursuant to an indenture, dated as of March 27, 2002, between us and Wachovia Bank, National Association (successor to First Union National Bank), as trustee. Our 10.5% Senior Notes:

•	have interest payment dates on April 1 and October 1 of each year;

•	are redeemable after the dates and at the prices (expressed in percentages of principal amount on the redemption date), as set forth below:

Year	Percentage

April 1, 2006	105.250%
April 1, 2007	102.625%
April 1, 2008 and thereafter	100.000%

•	are senior unsecured obligations and are equal priority in right of payment with any of our existing and future senior unsecured indebtedness;

•	are guaranteed by certain of our subsidiaries; and

•	are subject to the terms of the indenture governing our 10.5% Senior Notes, which contain certain covenants, including covenants that limit our ability to incur indebtedness, make certain restricted payments and dispose of certain assets.

Senior Notes Due 2008

At December 31, 2003 we had outstanding $136.8 million in principal amount of our 7.375% Senior Notes. Our 7.375% Senior Notes were issued pursuant to an indenture, dated as of August 4, 1998, between us and Wachovia Bank, National Association (successor to First Union National Bank), as trustee. Our 7.375% Senior Notes:

•	have interest payment dates on February 1 and August 1 of each year;

•	are redeemable at our option at a redemption price equal to the greater of (a) 100% of the principal amount of our 7.375% Senior Notes to be redeemed, or (b) the sum of the present value of the remaining scheduled payments of principal and interest thereon from the redemption date to the maturity date, discounted to the redemption date on a semiannual basis at the Treasury Rate plus 25 basis points, plus, in each case, accrued interest thereon to the date of redemption;

•	are senior unsecured obligations and are equal priority in right of payment with any of our existing and future senior unsecured indebtedness;

•	are guaranteed by certain of our subsidiaries, all of which are also guarantors under the 10.5% Senior Notes issued in March 2002;

•	are subject to the terms of the indenture governing our 7.375% Senior Notes, which contains certain covenants that limit our ability to incur indebtedness secured by certain liens and to engage in sale/leaseback transactions.

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

Interest Rate Risk

The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our total long-term fixed interest rate debt as of December 31, 2003 and 2002 was $246.9 million and $246.2 million, respectively, versus a carrying value of $253.5 million and $253.3 million as of December 31, 2003 and 2002, respectively. A 1% increase from prevailing interest rates would result in a decrease in fair value of this debt by approximately $8.9 million as of December 31, 2003. The estimated fair market value of our debt is based upon the indicative bid price for our Senior Notes which approximates their trade value. The yield implicit in the value of the 7.375% Senior Notes is 9.43% and 9.90% for the 10.5% Senior Notes as of December 31, 2003. Generally, changes in the market value of our fixed-rate debt do not affect us, unless we repurchase the debt in the open market.

In October 2002, we completed an interest rate swap on $50 million notional amount of our 7.375% Senior Notes. The terms of the interest rate swap are semi-annual payment dates of February 1 and August 1, a floating rate option of the six-month LIBOR rate plus a spread of 3.76% and a termination date of August 1, 2008. As of December 31, 2003, we recorded the fair market value of the interest rate swap of $0.4 million as other liabilities with a corresponding decrease to the hedged debt, with equal and offsetting unrealized gains and losses included in other income (expense), net. As of December 31, 2002, we recorded the fair market value of the interest rate swap of $0.4 million as other assets with a corresponding increase to the hedged debt, with equal and offsetting unrealized gains and losses included in other income (expense), net. For the year ended December 31, 2003, the interest rate swap effectively converted $50 million of fixed rate 7.375% Senior Notes to a variable rate of 5.130%.

Commodity Price Risk

In connection with the sale of some materials, principally copper, we have entered into commodity forward contracts as we have deemed appropriate to reduce the risk of price increases with respect to both firm-price sale commitments and anticipated sales. As of December 31, 2003, we had entered into contracts hedging the raw material requirements for committed and anticipated future sales through December 2004 having a notional value of $20.6 million. As of December 31, 2002, we had entered into contracts hedging the raw material requirements for committed and anticipated future sales through March 2004 having a notional value of $33.3 million. The estimated fair value of these outstanding contracts based on the forward rates at the end of the year was an asset or (liability) of approximately $3.0 million as of December 31, 2003 and $(0.5) million as of December 31, 2002. A 10.0% decline in commodity prices would decrease the estimated fair value of these outstanding contracts by $2.4 million at December 31, 2003.

We also have entered into commodity forward contracts as we have deemed appropriate to reduce the risk of price decreases with respect to firm-price purchase commitments. As of December 31, 2003, we had entered into contracts hedging the raw material requirements for committed future purchases through February 2004 having a notional value of $5.5 million. The estimated fair value of these outstanding contracts based upon forward rates at December 31, 2003 was approximately $(0.5) million as of December 31, 2003. A 10.0% increase in commodity prices would decrease the estimated fair value of these outstanding contracts by $0.5 million at December 31, 2003.

We also have entered into commodity forward contracts to sell copper with a notional value of $32.7 million in March 2004. As of December 31, 2002, we had entered into commodity forward contracts to sell copper in March 2003 with a notional value of $18.1 million and in December 2003 with a notional value of $7.5 million. We entered into these forward contracts in order to mitigate the impact of fluctuating copper prices with regard to the valuation of our inventory balances. These forward contracts were not designated as effective hedges and therefore they are marked to market each month with gains and losses recorded in cost of goods sold. The estimated fair value of these outstanding contracts based upon forward rates at the end of the year was a (loss) gain of approximately $(3.8) million and $0.8 million as of December 31, 2003 and 2002, respectively. A 10.0% increase in commodity prices would increase the estimated loss on these outstanding contracts by $2.9 million at December 31, 2003.

In connection with the purchase of natural gas, we have entered into commodity futures contracts for natural gas to reduce our risk of future price increases. As of December 31, 2003, we had commodity futures contracts to purchase natural gas for the period February 2004 through December 2004 with a notional amount of $6.0 million and an unrealized gain of $0.3 million, based on futures prices as of December 31, 2003. As of December 31, 2002, we had commodity futures contracts to purchase natural gas for the period February 2003 through March 2003 with a notional amount of $0.5 million and an unrealized gain of $0.1 million, based on futures prices as of December 31, 2002. The effect of a 10.0% decline in commodity prices as of December 31, 2003 for these futures contracts would result in a potential loss in fair value of approximately $0.6 million.

Foreign Currency Risk

Our foreign currency exposures relate primarily to changes in exchange rates among the U.S. dollar, Canadian dollar, Euro and British Pounds Sterling. Some of our operations use foreign exchange forward contracts to hedge fixed purchase and sales commitments denominated in a foreign currency. We do not enter into forward exchange contracts for trading purposes. These forward contracts and the underlying hedged receivables and payables are carried at their fair values with any associated gains and losses recognized in current period earnings. We mitigate the risk that the parties with whom we enter into these over-the-counter agreements will fail to perform by only entering into agreements with major international financial institutions.

As of December 31, 2003, we had forward exchange contracts outstanding to purchase foreign currency with a notional amount of $11.4 million and to sell foreign currency with a notional amount of $0.9 million. As of December 31, 2003, we had an insignificant unrealized gain associated with these forward contracts. The potential loss in fair value for these forward contracts from a hypothetical 10.0% adverse change in quoted foreign currency exchange rates would be approximately $1.2 million.

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

Environmental

Our facilities and operations are subject to extensive environmental laws and regulations. During the year ended December 31, 2003, we spent approximately $0.3 million on environmental matters, which include remediation costs, monitoring costs, legal and other costs. We had a reserve of $1.2 million at December 31, 2003 for undiscounted environmental remediation costs which is reflected in our Condensed Consolidated Balance Sheet. We intend to spend approximately $0.3 million for capital expenditures relating to environmental matters during 2004. Based upon currently available information, we believe that the costs of the environmental matters described below are not reasonably likely to have a material adverse effect on our business, financial condition or results of operations. However, actual costs related to environmental matters could differ materially from the amounts we estimated and accrued at December 31, 2003 and could result in additional exposure if these environmental matters are not resolved as anticipated.

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

The 2002 Annual Groundwater Monitoring and Effectiveness Report that we submitted to the EPA shows that the area of groundwater plume has receded significantly. The report also shows continued reductions in the concentration level of contamination. Both of these are attributed to the effectiveness of the vacuum enhancement modifications made to the groundwater recovery system.

Part of the ground water contamination plume had previously been detected underneath a section of adjoining property not owned by us. There are monitoring wells and recovery wells on this property. However, these wells have not been activated because the level of contamination currently is below regulated levels. To date, we have not received or been threatened by any claim from the owner of this property. In December 2002, we took a sample from the adjoining property that indicated there were no longer detectable levels of chrome beyond our property boundary. In December 2003, we took another sample from this adjoining property but the results of the sample have not yet been analyzed by our consultants.

The cost to us to comply with the CMS, as currently approved, is not expected to have an adverse effect on our business, financial condition or results of operations. These costs include continued system operation for three additional years, monitoring and reporting for six additional years, and shutdown and decommissioning. Based on our estimates of the costs of these activities, we reduced the amount previously accrued for this project by $0.1 million.

In July of 2000, we notified the EPA and the Alabama Department of Environmental Management that we detected low levels of volatile organic compounds and petroleum hydrocarbons in the ground water at the Decatur, Alabama facility during the expansion of the facility. On June 13, 2001, we received a letter from the Alabama Department of Environmental Management stating that a preliminary assessment would be forthcoming, but no further action has occurred to date. Because an assessment has not been performed or defined, we reduced the amount previously accrued for this project by $0.2 million. When an investigation is initiated, we will increase the reserve as necessary for any additional costs once the extent of the investigation is further defined.

The estimated remaining investigative, monitoring, remedial, legal and other costs related to the environmental matters of our Decatur, Alabama facility are $0.2 million as of December 31, 2003.

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

Under the terms of the order, we submitted a Remedial Investigation and Feasibility Study work plan, which was accepted by the Tennessee Division, and we have initiated this work plan. The Tennessee Division approved the Groundwater Assessment Plan as a supplement to the work plan, and additional groundwater sampling to determine the lateral and vertical extent of possible contamination began in July 2000. The data from the ground water assessment, the subsequent risk assessment and a preliminary review of remedial alternatives completed the work plan portion of the project which was submitted to the Tennessee Division on April 26, 2002. The Tennessee Division responded with comments on the Remedial Investigation and Feasibility Study on November 8, 2002. We and our consultant prepared a response to the Tennessee Division’s comments and met with the Tennessee Division on August 13, 2003 to discuss their comments and our response with their risk assessment team. Based on the August 13, 2003 meeting, addressing the Tennessee Division’s comments is not expected to have a material affect on the project. We continue the monitoring and analysis program in compliance with the consent agreement.

We are proposing to the Tennessee Division that an interim corrective measure be implemented at the facility. The interim measure will consist of a system to extract water and vapors from the areas of highest concentration. The system can be expanded to conduct additional remediation if required. Based on recent testing efforts at the facility and the available information, we preliminarily estimate as of December 31, 2003 that it will cost between $0.9 million and $1.6 million to complete the investigation and develop the remediation plans for this site.

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

Greenville, Mississippi

Following our acquisition of the Greenville, Mississippi facility, a preliminary investigation disclosed certain volatile organic compounds in soil and ground water at the site. We entered into a consent agreement with the Mississippi Department of Environmental Quality on July 15, 1997 and began remediation efforts. In February 2000, we submitted a report of remediation activities and were granted approval by the Mississippi department to cease active remediation and begin post-closure monitoring. No further active remediation is anticipated unless plume concentrations offsite exceed predetermined levels. However, there can be no assurance that the department will allow us to permanently discontinue remediation efforts, and operations, maintenance and other expenses of the remediation system may continue for a longer period of time. On November 21, 2002, the Mississippi Commission on Environmental Quality approved a Brownfield agreement order with us. We believe that this program will provide for the most regulatory flexibility in reaching a site closure. On December 11, 2002, we donated the property to Washington County, Mississippi to be used for economic development. We maintain the environmental liability as defined in the Brownfield agreement. We anticipate long-term monitoring of the site to continue until the concentration of contaminants reach the Mississippi department’s target goals.

We estimate as of December 31, 2003 that the remaining monitoring and reporting costs could total $95,000 over the next 10 to 15 years, but these costs could increase if additional remediation is required. Because of the extended period of time that monitoring and reporting will continue on this site and the insignificant annual costs attributable to these efforts, we will expense all costs as we incur them and do not have a reserve for these costs as of December 31, 2003.

Altoona, Pennsylvania

We have entered our Altoona, Pennsylvania facility into the State of Pennsylvania Department of Environmental Protection Act II Program. The program addresses contamination issues related to closed hazardous waste lagoons and oil contamination of soil at this facility. The previous owner closed the hazardous waste lagoons in 1982. The program is a voluntary site remediation program, which allows us to direct the site evaluation and any eventual remediation. Remaining costs to complete the investigation phase of the program are estimated to be $28,000. Once the investigation phase is completed, a decision on remediation, if any, will be made. Based upon our preliminary report to the Pennsylvania Department of Environmental Protection no active remediation is anticipated at this site; however, some additional testing and modeling will be required. The additional testing and modeling are included in the estimated cost. We anticipate submitting a final remedial investigation report to the Pennsylvania Department of Environmental Protection in the first quarter of 2004.

Impact of Recently Issued Accounting Standards

See Note 1, Summary of Significant Accounting Policies-Recent Accounting Pronouncements, of the Notes to Consolidated Financial Statements.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is contained in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No changes in or disagreements with accountants on accounting and financial disclosure matters existed during the most recent two years.

ITEM 9A CONTROLS AND PROCEDURES

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

Based upon the evaluation performed by our management, which was conducted with the participation of Messrs. Horowitz and Deason, there has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item with respect to directors is incorporated by reference from the information under the caption “Election of Directors” contained in our definitive proxy statement for the 2004 Annual Meeting of Stockholders. The required information concerning our executive officers is contained in Part I of this report. The required information concerning our adoption of a code of ethics that applies to our chief executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and the availability of this code of ethics upon written request is contained in Part I of this report. The required information concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement for the 2004 Annual Meeting of Stockholders.

ITEM 11 EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information under the caption “Executive Compensation” in our definitive proxy statement for the 2004 Annual Meeting of Stockholders.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information under the caption “Stock Ownership of Certain Beneficial Owners and Management” and “Executive Compensation-Equity Compensation Plan Information” in our definitive proxy statement for the 2004 Annual Meeting of Stockholders.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the information contained under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement for the 2004 Annual Meeting of Stockholders.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information under the caption “Principal Accounting Firm Fees” contained in our definitive proxy statement for the 2004 Annual Meeting of Stockholders.

PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Index to exhibits, financial statements and schedules.

(1)	The following consolidated financial statements for the Company and Report of Independent Auditors are included beginning on page F-1 hereof:

Consolidated Statements of Operations — For the years ended December 31, 2003, 2002, and 2001.

Consolidated Balance Sheets — December 31, 2003 and 2002.

Consolidated Statements of Stockholders’ Equity — For the years ended December 31, 2003, 2002 and 2001.

Consolidated Statements of Cash Flows — For the years ended December 31, 2003, 2002 and 2001.

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

(3)	Exhibits required by Item 601 of Regulation S-K:

The following exhibits are included in this Form 10-K:

3.3	Secretary’s Certificate dated February 6, 2004 attached to a complete copy of the Bylaws of the Company as amended May 22, 1997.

21	List of Subsidiaries

23	Consent of Ernst & Young LLP, Independent Auditors

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The following exhibits are incorporated by reference:

Exhibit No.	Description

3.1	Restated Certificate of Incorporation as amended through May 1, 1998 (incorporated by reference to Exhibit 3.1 to Wolverine Tube, Inc.’s Quarterly Report on Form 10-Q for the period ended July 4, 1998).

4.1	Rights Agreement, dated as of February 13, 1996, between the Company and Society National Bank, as Rights Agent (incorporated by reference to Exhibit 4.0 to Wolverine Tube, Inc.’s Registration Statement on Form 8-A, filed on February 22, 1996).

4.2	Indenture, dated as of August 4, 1998, between the Company and Wachovia Bank, NA (successor to First Union National Bank) as Trustee (incorporated by reference to Exhibit 4.1 to Wolverine Tube, Inc.’s Quarterly Report on Form 10-Q for the period ended July 4, 1998).

4.3	Indenture, dated as of March 27, 2002, between the Company, certain of the Company’s subsidiaries and Wachovia Bank, NA (successor to First Union National Bank), as Trustee (incorporated by reference to Exhibit 4.3 to Wolverine Tube, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2001).

10.1	Credit Agreement, dated as of March 27, 2002, among the Company, certain of the Company’s subsidiaries, the lenders named therein, Wachovia Bank, N.A. as Administrative Agent and Congress Financial Corporation (Canada), as Canadian Agent (incorporated by reference to Exhibit 10.29 to Wolverine Tube, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2001).

10.2	Amendment No. 1 to Credit Agreement dated as of September 27, 2002 by and among the Company, its U.S. and Canadian

Exhibit No.	Description

Subsidiaries and the lenders named therein (incorporated by reference to Exhibit 10.1 to Wolverine Tube, Inc.’s Quarterly Report on Form 10-Q for the period ended September 29, 2002).

10.3	Amendment No. 2 to Credit Agreement dated as of March 25, 2003 by and among the Company, its U.S. and Canadian Subsidiaries and the lenders named therein (incorporated by reference to Exhibit 10.21 to Wolverine Tube, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2002).

10.4	Amendment No. 3 to Credit Agreement dated as of September 28, 2003 by and among the Company, its U.S. and Canadian Subsidiaries and the lenders named therein (incorporated by reference to Exhibit 10.1 to Wolverine Tube, Inc.’s Quarterly Report on Form 10-Q for the period ended September 28, 2003).

10.5	First Amendment to Pledge Agreement dated as of August 30, 2002 by and among the Company, its U.S. Subsidiaries, Wolverine Tube (Shanghai) Co., Ltd and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10.2 to Wolverine Tube, Inc.’s Quarterly Report on Form 10-Q for the period ended September 29, 2002).

10.6	Joinder Agreement dated as of September 27, 2002 by and among Wolverine Joining Technologies, LLC, Small Tube Manufacturing, LLC, Wolverine Finance, LLC, the Company and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10.3 to Wolverine Tube, Inc.’s Quarterly Report on Form 10-Q for the period ended September 29, 2002).

10.7*	The Company’s 1993 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to Wolverine Tube, Inc.’s Registration Statement on Form S-1(File No. 33-65148)).

10.8*	The Company’s 1993 Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 10.8 to Wolverine Tube, Inc.’s Registration Statement on Form S-1(File No. 33-65148)).

10.9*	First Amendment to Amended and Restated 1993 Stock Option Plan for Outside Directors of Wolverine Tube, Inc. (incorporated by reference to Exhibit 10.1 to Wolverine Tube, Inc.’s Quarterly Report on Form 10-Q for the period ended April 1, 2001).

Exhibit No.	Description

10.10*	The Company’s 2001 Stock Option Plan for Outside Directors (incorporated by reference to Appendix B to Wolverine Tube, Inc.’s Proxy Statement dated April 12, 2001).

10.11*	Form of Non-Qualified Stock Option Agreement under the Company’s 1993 Equity Incentive Plan (incorporated by reference to Exhibit 10.15 to Wolverine Tube, Inc.’s Quarterly Report on Form 10-Q for the period ended July 2, 1994).

10.12*	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.13 to Wolverine Tube, Inc.’s Annual Report on Form 10-K for the period ended December 31, 1994).

10.13*	Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Wolverine Tube, Inc.’s Quarterly Report on Form 10-Q for the period ended April 3, 1999).

10.14*	Wolverine Tube, Inc. Supplemental Benefit Restoration Plan (Amended and Restated Effective as of January 1, 2002). (incorporated by reference to Exhibit 10.1 to Wolverine Tube, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.15*	Wolverine Tube, Inc. 2002 Supplemental Executive Retirement Plan (Effective as of January 1, 2002) (incorporated by reference to Exhibit 10.2 to Wolverine Tube, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.16*	2002 Change in Control, Severance and Non-Competition Agreement by and between Wolverine Tube, Inc. and Dennis J. Horowitz dated as of July 12, 2002 (incorporated by reference to Exhibit 10.3 to Wolverine Tube, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.17*	2002 Change in Control, Severance and Non-Competition Agreement by and between Wolverine Tube, Inc. and James E. Deason dated as of July 12, 2002 (incorporated by reference to Exhibit 10.4 to Wolverine Tube, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.18*	2002 Change in Control, Severance and Non-Competition Agreement by and between Wolverine Tube, Inc. and Johann R. Manning, Jr. dated as of July 12, 2002 (incorporated by reference to Exhibit 10.5 to Wolverine Tube, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.19*	2002 Change in Control, Severance and Non-Competition Agreement by and between Wolverine Tube, Inc. and Keith Weil dated as of July 12, 2002 (incorporated by reference to

Exhibit No.	Description

Exhibit 10.6 to Wolverine Tube, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.20*	2002 Change in Control, Severance and Non-Competition Agreement by and between Wolverine Tube, Inc. and Massoud Neshan dated as of July 12, 2002 (incorporated by reference to Exhibit 10.20 to Wolverine Tube, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2002).

10.21*	2003 Annual Performance Incentive Plan (incorporated by reference to Exhibit 10.22 to Wolverine Tube, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2002).

10.22*	Deferred Compensation Trust Agreement by and between Wolverine Tube, Inc. and AmSouth Bank (the Trustee) dated February 13, 2001 (incorporated by reference to Exhibit 10.1 to Wolverine Tube, Inc.’s Quarterly Report on Form 10-Q for the period ended March 30, 2003).

10.23*	Amendment Number One to Deferred Compensation Trust Agreement by and between Wolverine Tube, Inc. and AmSouth Bank (the Trustee) dated May 7, 2003 (incorporated by reference to Exhibit 10.2 to Wolverine Tube, Inc.’s Quarterly Report on Form 10-Q for the period ended March 30, 2003).

10.24*	Wolverine Tube, Inc. 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Wolverine Tube, Inc.’s Quarterly Report on Form 10-Q for the period ended June 29, 2003).

10.25*	First Amendment to Wolverine Tube, Inc. 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Wolverine Tube, Inc.’s Quarterly Report on Form 10-Q for the period ended June 29, 2003).

18.1	Letter dated March 11, 2002 from Ernst & Young LLP regarding preference of a change in method of accounting for inventories. (incorporated by reference to Exhibit 18.1 to Wolverine Tube, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2001).

*	Identifies each exhibit that is a “management contract or compensatory plan or arrangement” required to be included as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.

(b)	Reports on Form 8-K.

A current report on Form 8-K related to the reporting of the Company’s results of operations and financial condition for the quarter ended September 28, 2003 was furnished to the SEC on October 31, 2003.

A current report on Form 8-K related to the reporting of the Company’s results of operations and financial condition for the quarter ended December 31, 2003 was furnished to the SEC on February 19, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Huntsville, State of Alabama, on the 10th day of March 2004.

WOLVERINE TUBE, INC.

By: /s/ James E. Deason

Name: James E. Deason Title: Executive Vice President, Chief Financial Officer, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Dennis J. Horowitz	Chairman, President, Chief	March 10, 2004
Executive Officer and Director
	Dennis J. Horowitz	(Principal Executive Officer)

By:	/s/ James E. Deason	Executive Vice President, Chief	March 10, 2004
Financial Officer, Secretary and
	James E. Deason	Director (Principal Financial Officer
and Principal Accounting Officer)

By:	/s/ Jan K. Ver Hagen	Director	March 10, 2004

Jan K. Ver Hagen

By:	/s/ W. Barnes Hauptfuhrer	Director	March 9, 2004

W. Barnes Hauptfuhrer

By:	/s/ Thomas P. Evans	Director	March 10, 2004

Thomas P. Evans

By:	/s/ John L. Duncan	Director	March 10, 2004

John L. Duncan

By:	/s/ Chris A. Davis	Director	March 10, 2004

Chris A. Davis

By:	/s/ Gail O. Neuman	Director	March 5, 2004

Gail O. Neuman

Wolverine Tube, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year ended December 31,

	2003	2002	2001

(In thousands except per share amounts)
Net sales	$596,324	$550,523	$583,114
Cost of goods sold	555,498	492,082	520,874

Gross profit	40,826	58,441	62,240
Selling, general and administrative expenses	32,103	30,616	32,254
Restructuring and other charges	15,057	—	1,546

Operating (loss) income from continuing operations	(6,334)	27,825	28,440
Other expenses (income):
Interest expense, net	21,218	19,681	13,100
Gain on extinguishment of debt	—	(1,349)	—
Amortization and other, net	1,856	1,008	(447)
Goodwill impairment	23,153	—	—

(Loss) income from continuing operations before income taxes	(52,561)	8,485	15,787
Income tax (benefit) provision	(13,577)	1,315	4,345

(Loss) income from continuing operations	(38,984)	7,170	11,442
Loss from discontinued operations, net of income tax benefit of $(0.8), ($0.9) million and ($12.1) million for 2003, 2002 and 2001, respectively	(1,637)	(1,610)	(31,240)

Net (loss) income	(40,621)	5,560	(19,798)
Less preferred stock dividends	—	(58)	(280)

Net (loss) income applicable to common shares	($40,621)	$5,502	($20,078)

(Loss) earnings per common share—basic:
Continuing operations	($3.18)	$0.58	$0.92
Discontinued operations	(0.13)	(0.13)	(2.58)

Net (loss) income per common share—basic	($3.31)	$0.45	($1.66)

Basic weighted average number of common shares	12,275	12,231	12,077

(Loss) earnings per common share—diluted:
Continuing operations	($3.18)	$0.58	$0.91
Discontinued operations	(0.13)	(0.13)	(2.54)

Net (loss) income per common share—diluted	($3.31)	$0.45	($1.63)

Diluted weighted average number of common and common equivalent shares	12,275	12,362	12,307

See accompanying notes.

Wolverine Tube, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,

	2003	2002

(In thousands except share and per share amounts)
Assets
Current assets
Cash and equivalents	$46,089	$53,920
Accounts receivable, net	86,825	65,212
Inventories	108,005	85,485
Refundable income taxes	—	6,347
Prepaid expenses and other	12,782	8,055

Total current assets	253,701	219,019
Property, plant and equipment, net	198,542	208,999
Deferred charges, net	14,770	13,811
Goodwill, net	77,159	100,100
Assets held for sale	4,797	8,791
Investments	4,289	—

Total assets	$553,258	$550,720

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$47,503	$30,290
Accrued liabilities	29,787	19,293
Short-term borrowings	1,502	1,217

Total current liabilities	78,792	50,800
Deferred income taxes	359	11,902
Long-term debt	254,284	255,712
Pension liabilities	22,316	14,540
Postretirement benefit obligation	16,995	15,666
Accrued environmental remediation	1,161	1,465

Total liabilities	373,907	350,085
Stockholders’ equity
Common Stock, par value $0.01 per share; 40,000,000 shares authorized, 14,344,806 and 14,326,239 shares issued as of December 31, 2003 and 2002, respectively	143	143
Additional paid-in capital	103,339	103,213
Retained earnings	123,926	164,547
Unearned compensation	(172)	(302)
Accumulated other comprehensive loss	(10,510)	(29,591)
Treasury stock, at cost 2,063,800 shares as of December 31, 2003 and 2002	(37,375)	(37,375)

Total stockholders’ equity	179,351	200,635

Total liabilities and stockholders’ equity	$553,258	$550,720

See accompanying notes.

Wolverine Tube, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

								Accumu- lated Other
								Compre-		Total
	Redeemable				Additional		Unearned	hensive		Stock-
(In thousands except number	Preferred Stock		Common Stock		Paid-In	Retained	Compen-	Income	Treasury	holders’
of shares)	Shares	Amount	Shares	Amount	Capital	Earnings	sation	(Loss)	Stock	Equity
Balance at December 31, 2000	20,000	$2,000	14,214,318	$142	$103,589	$179,123	$(613)	$(14,320)	$(39,472)	$228,449
Net loss	—	—	—	—	—	(19,798)	—	—	—	(19,798)
Translation adjustments	—	—	—	—	—	—	—	(5,681)	—	(5,681)
Change in fair value of derivatives and reclassification adjustments, net of tax benefit of $1,021	—	—	—	—	—	—	—	(1,897)	—	(1,897)

Comprehensive loss										(27,376)

Common Stock issued	—	—	62,513	1	70	—	—	—	—	71
Tax benefit from stock options exercised	—	—	—	—	78	—	—	—	—	78
Preferred stock dividends	—	—	—	—	—	(280)	—	—	—	(280)
Issuance of restricted stock award and amortization of unearned compensation	—	—	—	—	22	—	448	—	—	470

Balance at December 31, 2001	20,000	2,000	14,276,831	143	103,759	159,045	(165)	(21,898)	(39,472)	201,412
Net income	—	—	—	—	—	5,560	—	—	—	5,560
Translation adjustments	—	—	—	—	—	—	—	2,201	—	2,201
Change in fair value of derivatives and reclassification adjustments, net of tax of $884	—	—	—	—	—	—	—	1,641	—	1,641
Minimum pension liability, net of tax benefit of $7,166	—	—	—	—	—	—	—	(11,535)	—	(11,535)

Comprehensive loss										(2,133)

Common Stock issued	—	—	49,408	—	89	—	—	—	—	89
Tax benefit from stock options exercised	—	—	—	—	39	—	—	—	—	39
Redemption of preferred stock	(20,000)	(2,000)	—	—	(1,097)	—	—	—	2,097	1,000
Preferred stock dividends	—	—	—	—	—	(58)	—	—	—	(58)
Issuance of restricted stock award and amortization of unearned compensation	—	—	—	—	423	—	(137)	—	—	286

Balance at December 31, 2002	—	—	14,326,239	143	103,213	164,547	(302)	(29,591)	(37,375)	200,635
Net loss	—	—	—	—	—	(40,621)	—	—	—	(40,621)
Translation adjustments	—	—	—	—	—	—	—	17,383	—	17,383
Change in fair value of derivatives and reclassification adjustments, net of tax of $1,032	—	—	—	—	—	—	—	1,918	—	1,918
Minimum pension liability, net of tax benefit of $132	—	—	—	—	—	—	—	(220)	—	(220)

Comprehensive loss										(21,540)

Issuance of restricted stock award and amortization of unearned compensation	—	—	18,567	—	126	—	130	—	—	256

Balance at December 31, 2003	—	$—	14,344,806	$143	$103,339	$123,926	$(172)	$(10,510)	$(37,375)	$179,351

See accompanying notes.

Wolverine Tube, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended December 31,

(In thousands)	2003	2002	2001

Operating Activities
(Loss) income from continuing operations	$(38,984)	$7,170	$11,442
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities:
Depreciation	17,443	17,060	15,022
Amortization	1,566	1,356	3,657
Deferred income taxes	(12,541)	(937)	(1,635)
Non-cash portion of restructuring and other charges	12,016	—	1,531
Goodwill impairment	23,153	—	—
Gain on retirement of senior notes	—	(1,349)	—
Other non-cash items	366	627	140
Changes in operating assets and liabilities:
Accounts receivable, net	(17,202)	797	15,873
Inventories	(8,751)	10,564	(9,956)
Refundable income taxes	9,077	(15)	8,530
Prepaid expenses and other	(1,200)	(2,078)	(368)
Accounts payable	4,334	(702)	(16,291)
Accrued liabilities, including pension, postretirement benefit and environmental	10,972	8,943	(1,298)

Net cash provided by operating activities	249	41,436	26,647
Investing Activities
Additions to property, plant and equipment	(5,969)	(7,747)	(27,612)
Investment in rabbi trust	(4,289)	—	—
Other	12	—	(1,601)

Net cash used for investing activities	(10,246)	(7,747)	(29,213)
Financing Activities
Net decrease in note payable	—	—	(320)
Financing fees and expenses paid	(52)	(8,687)	—
Net (repayment) borrowing from revolving credit facilities	(1,122)	(98,372)	16,724
Proceeds from issuance of senior notes	—	118,546	—
Retirement of senior notes	—	(13,901)	—
Principal borrowing on long-term debt	—	2,021	—
Issuance of common stock	—	89	130
Redemption of preferred stock	—	(1,000)	—
Dividends paid on preferred stock	—	(58)	(280)
Other financing activities	(6)	—	—

Net cash (used for) provided by financing activities	(1,180)	(1,362)	16,254
Effect of exchange rate on cash and equivalents	2,645	874	(1,139)

Net cash (used for) provided by continuing operations	(8,532)	33,201	12,549
Net cash provided by (used for) discontinued operations	701	(2,020)	(13,268)

Net (decrease) increase in cash and equivalents	(7,831)	31,181	(719)
Cash and equivalents at beginning of year	53,920	22,739	23,458

Cash and equivalents at end of year	$46,089	$53,920	$22,739

Supplemental disclosure of cash flow:
Interest paid	$22,510	$19,074	$15,500
Income taxes refunded, net	($9,012)	($7,359)	($2,331)

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

We manufacture and distribute copper and copper alloy tubular products, fabricated and metal joining products, as well as rod and bar products. Our focus is developing and manufacturing high value added tubular products with superior heat transfer capabilities used in engineered applications. Our major customers are primarily located in North America and include commercial and residential air conditioning and refrigeration equipment manufacturers, appliance manufacturers, automotive manufacturers, industrial equipment manufacturers, utilities and other power generating companies, refining and chemical processing companies and plumbing wholesalers.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires our management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition Policy

Revenues are recognized when title to our finished products transfers to an unaffiliated customer and the risks and rewards of ownership are transferred pursuant to shipping terms. Sales are made under normal terms and do not require collateral. Revenues are recorded net of estimated returns and allowances and volume discounts. The reserve for returns and allowances and volume discounts is calculated as a percentage of sales based on historical return and volume discount percentages.

Cash and Equivalents

We consider all highly liquid financial instruments with maturity of three months or less at the time of purchase to be cash equivalents.

Allowance for Doubtful Accounts

We recognize an allowance for doubtful accounts to ensure that our trade receivables are not overstated due to collectibility. Bad debt reserves are maintained for our customers based on a variety of factors, including length of time receivables are past due, macroeconomic conditions, significant one-time events and historical experience. Specific reserves for individual accounts are recorded when we become aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. As circumstances related to customers change, estimates of the recoverability of receivables are adjusted.

Inventories

Our raw materials, work-in-process and finished products inventories are carried at the lower of FIFO cost or market. We determine market value based upon assumptions about future demand and market conditions. The remaining inventories, which primarily include maintenance and operating supplies, are valued using various methods to determine cost across our facilities. We write down our inventories for estimated obsolescence and unmarketable inventory equal to the difference between the cost of inventory and the estimated market value.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method over the following periods:

Furniture and fixtures	2-9 years
Software	3-5 years
Tooling	3-10 years
Building and improvements	3-39 years
Machinery and equipment	5-30 years

We capitalize all long-lived assets with a useful life greater than one year, whose productive capacity has physical substance and provides future benefits that are easily measurable.

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

Deferred Charges

Deferred charges includes debt issuance cost, patents and an intangible pension asset. Debt issuance costs are deferred and amortized over the terms of the debt to which they relate using the interest method. At December 31, 2003, we had $7.5 million of debt issuance costs, net of $3.2 million of accumulated amortization.

Goodwill

We evaluate goodwill utilizing Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Under this statement goodwill is presumed to have an indefinite useful life and thus is not amortized, but tested at least annually for impairment using a lower of cost or fair value approach. We amortized goodwill through 2001 and ceased amortizing goodwill at the beginning of 2002, as required by SFAS No. 142. Income from continuing operations for 2001, adjusted to exclude amortization expense recognized related to goodwill would have been $14.1 million, or $1.13 per diluted share. Including the loss from discontinued operations, the net loss for 2001 adjusted to exclude amortization expense related to goodwill would have been $(16.9) million, or $(1.39) per diluted share.

During the third quarter of 2003, we conducted the required annual goodwill impairment review. Updated valuations for each reporting unit were computed using a discounted cash flow approach based on forward-looking information regarding market share, revenues and costs. Our valuation was based on a 3% to 5% long-term growth rate, a discount rate of 14% and two reporting units, The Tube Group and The Fabricated Products Group. The Tube Group consists of our Decatur, Shawnee, Jackson, Booneville, Montreal, London, Shanghai and Esposende facilities for which we had $23.2 million of goodwill. The Fabricated Products Group consists of our Altoona, Carrollton, Warwick, Ardmore and Apeldoorn facilities for which we have $77.2 million of goodwill.

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

At December 31, 2003, we had $77.2 million of goodwill, net of $10.6 million of accumulated amortization.

Investments

We hold a portfolio of marketable debt securities in a Rabbi Trust to partially fund benefit obligations to certain executives under our Supplemental Executive Retirement Plan. We mark these securities to market through income. Realized and unrealized gains and losses on these securities, which are designated as trading assets, have not been significant.

Earnings (Loss) Per Common Share

Basic income (loss) from continuing operations and basic net income (loss) per share is based on the weighted average number of common shares outstanding and income (loss) reduced by preferred dividends. Diluted income (loss) from continuing operations and diluted net income (loss) per share is based on the weighted average number of common shares outstanding plus the effect of dilutive stock options, restricted stock and income reduced by preferred dividends.

Derivatives and Hedging Activities

We utilize derivative financial instruments to manage risk exposure to movements in interest rates, commodity prices and foreign currency exchange rates. We do not hold or issue derivative financial instruments for trading or speculative purposes. We designate some of our derivatives as either a hedge of a recognized asset or liability or an unrecognized firm commitment (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For fair value hedges, both the effective and ineffective portion of the changes in the fair value of the derivative, along with the gain or loss on the hedged item that is attributable to the hedged risk, are recorded in earnings. The effective portion of changes in fair value of derivatives that are designated as cash flow hedges are recorded in accumulated other comprehensive income or loss. When the hedged item is realized, the gain or loss included in accumulated other comprehensive income or loss is relieved. Any ineffective portion of the changes in the fair values of derivatives used as cash flow hedges are reported in the consolidated statements of operations. We document hedge relationships, including identification of the hedging instruments and the hedged item, as well as our risk management objectives and strategies for undertaking the hedge transactions at the inception of each hedge transaction. Derivatives are recorded in the consolidated balance sheet at fair value. We formally assess, at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting change in either the fair values or cash flows of the hedged item. All derivative transactions are designated and treated as hedge transactions for income tax purposes.

Fair Values of Financial Instruments

We use the following methods in estimating fair value disclosures for financial instruments:

Cash and equivalents, accounts receivable and accounts payable: The carrying amount reported in the consolidated balance sheets for these assets approximates their fair value.

Investments: Assets held in our Rabbi Trust are marked to market each period based on quoted market prices.

Revolving credit facility and long-term debt: The carrying amount of our borrowings under our revolving credit facilities approximates fair value. The fair value of our 7.375% Senior Notes and our 10.5% Senior Notes and any derivative financial instruments are based upon quoted market prices.

Derivatives: The fair value of our interest rate, foreign currency and commodity derivative instruments are determined by reference to quoted market prices.

The following table summarizes fair value information for our financial instruments:

Assets (liabilities)	2003	2003	2002	2002
	Carrying value	Fair value	Carrying value	Fair value
(In thousands)
Investments in Rabbi Trust (trading portfolio)	$4,289	$4,289	$—	$—
Senior notes	(253,549)	(246,900)	(253,317)	(246,200)
Other debt	(2,679)	(2,679)	(3,239)	(3,239)
Interest rate swap	(442)	(442)	373	373
Foreign currency exchange contracts	5	5	(80)	(80)
Commodity forward contracts	(1,286)	(1,286)	416	416

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

Stock Options

At December 31, 2003, we had stock-based employee and outside director compensation plans, which are described more fully in Note 18. We account for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee or outside director compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant.

The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to our stock option compensation plans:

	2003	2002	2001

(In thousands, except per share amounts)
Net (loss) income applicable to common shares, as reported	$(40,621)	$5,502	$(20,078)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(825)	(2,246)	(2,833)

Pro forma net (loss) income applicable to common shares	$(41,446)	$3,256	$(22,911)

(Loss) earnings per share:
Basic – as reported	$(3.31)	$0.45	$(1.66)
Basic – pro forma	$(3.38)	$0.27	$(1.90)
Diluted – as reported	$(3.31)	$0.45	$(1.63)
Diluted – pro forma	$(3.38)	$0.27	$(1.89)

The weighted average fair value of options granted during 2003 estimated on the date of grant using the Black-Scholes pricing model was $1.94. The fair value for these options was estimated at the date of grant using the following weighted average assumptions for 2003, 2002 and 2001, respectively: risk free interest rates of 2.98%, 3.67% and 4.41%, volatility factors of the expected market price of our Common Stock of 0.432, 0.385 and 0.352; and a weighted average expected life of the option of 5.9, 5.6 and 7.0 years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The effects of applying Statement 123 for pro forma disclosure may not be representative of the effects on reported pro forma net income in future years

Translation to U.S. Dollars

Our assets and liabilities denominated in foreign currency are translated to U.S. dollars at rates of exchange at the balance sheet date. Revenues and expenses are translated at average exchange rates during the period. Translation adjustments arising from changes in exchange rates are included in the accumulated other comprehensive loss component of stockholders’ equity. Realized exchange gains and losses are included in “Amortization and other, net” in the consolidated statements of operations. Exchange (gains) losses were $0.2 million in 2003, netted to zero in 2002, and were ($0.5) million in 2001.

Research and Development Costs

Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The amounts charged to expense were $2.9 million in 2003, $3.1 million in 2002 and $3.7 million in 2001.

Recent Accounting Pronouncements

In January 2003, Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities”, was issued requiring consolidation of variable interest entities (“VIEs”) by enterprises that are subject to a majority of the risk of loss from the variable interest entity’s activities, or entitled to receive a majority of the entity’s residual returns, or both. We have evaluated the provisions of this interpretation and have concluded that we have no interests in VIEs or potential VIEs and that the interpretation will have no effect on our consolidated financial statements.

2.     Discontinued Operations

During the year ended December 31, 2001 we decided to discontinue the operations of Wolverine Ratcliffs, Inc. (“WRI”), which were previously included in the rod, bar and other products segment. Accordingly, as required by Accounting Principles Board Opinion, (“APB”) 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, the operating results of WRI are reported net of tax effects in discontinued operations. In the fourth quarter of 2001 we recorded a $31.5 million ($23.9 million after tax) estimated loss on the disposal of the WRI operations, which included a $2.5 million ($1.6 million after tax) provision for estimated losses during the expected phase-out period. In the fourth quarters of 2003 and 2002, we recorded a $2.4 million ($1.6 million after tax) and a $2.5 million ($1.6 million after tax) loss from discontinued operations, respectively, for remaining estimated closing costs in excess of the provision for losses recorded in the fourth quarter of 2001.

Operating results of the discontinued WRI operations for 2003, 2002 and 2001 are as follows:

	2003	2002	2001

(In thousands)
Net sales	$—	$12,063	$48,886
Loss before income tax benefit	$(2,406)	$(2,546)	$(11,882)
Income tax benefit	(769)	(936)	(4,507)

Net loss	$(1,637)	$(1,610)	$(7,375)

Assets and liabilities of the discontinued WRI operations have been reflected in the consolidated balance sheets as current or non-current based on our expectation of the timing of realization or settlement. Property, plant and equipment of the WRI operations (net of valuation allowances of $12.4 million and $8.8 million in 2003 and 2002, respectively) are included in assets held for sale. Although we believe we have appropriately reduced the carrying value of the assets to their estimated recoverable amounts, net of disposal costs where appropriate, actual results could be different and the difference will be reported in discontinued operations in future periods.

Net liabilities of the discontinued WRI operations are as follows:

	December 31, 2003	December 31, 2002

(In thousands)
Assets held for sale	1,697	3,363
Other assets	26	1,168
Current liabilities	(1,185)	(2,085)
Other liabilities	(1,096)	(897)

Net liabilities of discontinued operations	$(558)	$(1,549)

We anticipate finalizing the sale of the remaining equipment from the WRI operations by April 2004 and are currently negotiating for the sale or lease of the building. We anticipate that the remaining liabilities of $2.3 million will be settled during 2004. We do not believe that there are any material contingent liabilities related to discontinued operations, such as product or environmental liabilities or litigation, that are expected to remain with us after the disposal of the WRI operations.

3. Inventories

Inventories are as follows at December 31:

	2003	2002

(In thousands)
Finished products	$34,082	$23,617
Work-in-process	27,484	15,862
Raw materials	17,083	14,894
Supplies	29,356	31,112

Totals	$108,005	$85,485

At December 31, 2003, we had approximately $9.1 million of silver inventory as follows: $2.5 million raw materials; $2.9 million work-in-process; and $3.7 million finished products. This inventory, which was accounted for as an off-balance sheet consignment arrangement at December 31, 2002, is procured under an ongoing precious metal arrangement.

4. Prepaid Expenses and Other

Prepaid expenses and other are as follows at December 31:

	2003	2002

(In thousands)
Prepaid expenses	$4,345	$4,556
Deferred tax assets	5,581	2,886
Other assets recording the fair value of hedging instruments	2,856	613

Totals	$12,782	$8,055

5. Derivatives

We have entered into commodity forward contracts through December 2004 to hedge against the risk of copper price increases with respect to firm price sales commitments. The notional amount of these forward contracts, which were designated as fair value hedging instruments, was $3.4 million at December 31, 2003 and a fair value of $0.8 million. In comparison, at December 31, 2002, we had entered into commodity forward contracts through March 2004 that were designated as fair value hedging instruments and had a notional amount of $12.4 million and a fair value of $(0.2) million. For the twelve months ended December 31, 2003 and 2002, an insignificant impact to cost of goods sold was recorded for the ineffective portion of these derivative instruments.

We have entered into commodity forward contracts through December 2004 to reduce our risk of future copper price increases on anticipated sales. The notional amount of these forward contracts, which were designated as cash flow hedging instruments, was $17.2 million at December 31, 2003. At December 31, 2003, we recorded the fair value of these forward contracts of $2.3 million in other assets and the net of tax amount ($1.5 million) in accumulated other comprehensive income. We expect that $2.3 million ($1.5 million, net of tax) of the unrealized gain on our outstanding forward contracts will be reclassified to earnings during the next twelve months when the anticipated transactions occur. In comparison, at December 31, 2002, we had entered into $20.9 million notional amount of commodity forward contracts through December 2003 that were designated as cash flow hedging instruments. At December 31, 2002, we recorded the fair value of these forward contracts of $(0.5) million in accrued liabilities and the net of tax amount ($0.3 million) in accumulated other comprehensive loss. For the twelve months ended December 31, 2003 and 2002, no portion of the change in fair value of these future contracts was ineffective.

We also have entered into commodity forward contracts through February 2004 to reduce the risk of price decreases with respect to firm-price purchase commitments. The notional amount of these forward contracts, which were designated as fair value hedging instruments, was $5.5 million at December 31, 2003 and the fair value of these contracts was $(0.5). For the twelve months ended December 31, 2003, there was no ineffective portion of the change in fair value of these future contracts.

At December 31, 2003 we had commodity forward contracts to sell copper in March 2004 with a notional value of $32.7 million. In 2002 we entered into commodity forward contracts to sell copper in March 2003 with a notional value of $18.1 million and in December 2003 with a notional value of $7.5 million. We entered these forward contracts in order to mitigate the potential impact of fluctuating copper prices on our inventory. These forward contracts were not designated as hedges and therefore they are marked to market each month and the gains and losses are recorded in cost of goods sold. At December 31, 2003, we recorded the fair value of these forward contracts of $3.8 million ($2.5 million, net of tax) in accrued liabilities and cost of sales. At December 31, 2002, we recorded the fair value of these forward contracts of $0.8 million ($0.5 million, net of tax) as a reduction to cost of sales.

At December 31, 2003, we had commodity futures to purchase natural gas for the period of February 2004 through December 2004 with a notional value of $6.0 million. At December 31, 2002, we had commodity futures to purchase natural gas for the period of February 2003 through March 2003 with a notional value of $0.5 million. These futures contracts were designated as cash flow hedging instruments and there was no ineffective portion of the change in fair value of these future contracts for the period ended December 31, 2003 or 2002. At December 31, 2003 and 2002, we recorded the fair value of these instruments of $0.3 million ($0.2 million, net of tax) and $0.1 million ($0.1 million, net of tax), respectively, in other assets and as accumulated other comprehensive income.

At December 31, 2003, we had forward exchange contracts outstanding to purchase foreign currency with a notional value of $11.4 million and to sell foreign currency with a notional value of $0.9 million. At December 31, 2002, we had forward exchange contracts outstanding to purchase foreign currency with a notional value of $1.1 million and to sell foreign currency with a notional value of $1.2 million. These forward contracts and the underlying hedged receivables and payables are carried at their fair values with any associated gains and losses recognized in current period earnings. The impact on reported earnings of recording the fair value of these hedging instruments and the underlying hedged receivables and payables for the period ended December 31, 2003 and December 31, 2002 was not significant.

In October 2002, we completed an interest rate swap on $50.0 million notional amount of our 7.375% Senior Notes. The terms of the interest rate swap are a semi-annual payment date of February 1 and August 1, a floating rate option of the six-month LIBOR rate plus a spread of 3.76% and a termination date of August 1, 2008. The interest rate swap is accounted for as a fair value hedge and because the terms of the debt and the payments to be received on the swap coincide, the hedge is considered perfectly effective against the changes in the fair value of the debt over its term. As of December 31, 2003, we recorded the fair market value of the interest rate swap of $0.4 million in accrued liabilities (Note 9) with a corresponding decrease to the hedged debt, with equal and offsetting unrealized gains and losses included in other income (expense), net. As of December 31, 2002, we recorded the fair market value of the interest rate swap of $0.4 million as other assets with a corresponding increase to the hedged debt, with equal and offsetting unrealized gains and losses included in other income (expense), net. Interest payments are recognized through interest expense and are made and received on the first day of each February and August, commencing February 1, 2003, and ending on the maturity date. Since the interest rate is not known until the end of each semi-annual interest period, estimates are used during such period based upon published forward-looking LIBOR rates. Any differences between the estimated interest expense and the actual interest payment are recorded to interest expense at the end of each semi-annual interest period. The interest rate swap reduced interest expense in 2003 and 2002 by $1.1 million and $0.3 million, respectively.

6. Assets Held for Sale

Assets held for sale at December 31, 2003 and 2002 include our unoccupied Roxboro, North Carolina facility and our WRI property in Fergus, Ontario both of which have been written down to their estimated fair values less cost to sell ($4.8 million) at December 31, 2003. During 2003, we lowered our estimates of the net realizable value of these assets by $3.9 million in consideration of recent market conditions and new appraisals. Approximately $2.3 million of the 2003 write-down is included in the restructuring charge (see Note 21) and the remainder is classified in discontinued operations (see Note 2). Although we believe we have appropriately reduced the carrying values of all assets held for sale to their estimated recoverable amounts, net of disposal costs where appropriate, actual results could be different and our result of operations in future periods could reflect gains or losses on these assets.

7. Property, Plant and Equipment

Property, plant and equipment are as follows at December 31:

	2003	2002

(In thousands)
Land and improvements	$13,806	$12,581
Building and improvements	53,160	50,942
Machinery and equipment	280,465	273,346
Construction-in-progress	4,276	3,207

	351,707	340,076
Less accumulated depreciation	(153,165)	(131,077)

Totals	$198,542	$208,999

8. Deferred Charges

Deferred charges are as follows at December 31:

	2003	2002

(In thousands)
Deferred debt issuance cost	$10,668	$10,616
Patents and other	2,444	3,800
Unrecognized prior service cost for pensions	5,121	3,250

	18,233	17,666
Less accumulated amortization	(3,463)	(3,855)

Totals	$14,770	$13,811

Deferred charges other than unrecognized prior service cost for pensions are subject to amortization. Net deferred debt issuance cost of $7.5 million will be amortized over a weighted average remaining life of 5.2 years resulting in $1.4 million of amortization expense in each of the next five succeeding years beginning in 2004. In 2003, 2002 and 2001, we recorded $1.4 million, $1.4 million and $0.6 million of amortization expense related to deferred charges.

9. Accrued Liabilities

Accrued liabilities are as follows at December 31:

	2003	2002

(In thousands)
Interest	$6,953	$7,232
Income taxes	2,842	—
Reserve for restructuring	4,235	—
Fair value of derivative liabilities (Note 5)	4,285	(150)
Other	11,472	12,211

Totals	$29,787	$19,293

10. Financing Arrangements and Debt

Long-term debt consists of the following at December 31:

	2003	2002

(In thousands)
Senior Notes, 10.5%, due April 2009	$118,000	$118,000
Discount on 10.5% Senior Notes, original issue discount amortized over 7 years	(1,069)	(1,272)
Senior Notes, 7.375%, due August 2008	136,308	137,123
Discount on 7.375% Senior Notes, original issue discount amortized over 10 years	(132)	(161)
Netherlands facility, 5.13%, due on demand	1,201	1,205
Other foreign facilities	1,478	2,034

	255,786	256,929
Less short-term borrowings	(1,502)	(1,217)

Totals	$254,284	$255,712

Aggregate maturities of long-term debt are as follows:

(In thousands)
2004	$1,502
2005	294
2006	294
2007	294
2008	136,470
2009	116,932

Totals	$255,786

On March 27, 2002, we obtained new financing agreements to replace our revolving credit facility which was scheduled to mature on April 30, 2002. We issued $120 million in principal amount of 10.5% Senior Notes that will mature in 2009. The 10.5% Senior Notes were issued pursuant to an Indenture, dated as of March 27, 2002, between us and Wachovia Bank, as Trustee. The 10.5% Senior Notes (i) have interest payment dates of April 1 and October 1 of each year; (ii) are redeemable after the dates and at the prices (expressed in percentages of principal amount on the redemption date), as set forth below:

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

We also entered into a secured revolving credit facility concurrently with the closing of the 10.5% Senior Notes offering. The secured revolving credit facility provides for up to a $37.5 million line of credit dependent on the levels of and secured by our eligible accounts receivable and inventory. The secured revolving credit facility provides for interest at the Eurodollar rate plus 2.5% or the U.S. base rate plus 1% and matures on March 27, 2005. Commitment fees on the unused available portion of the facility are 0.5%.

As of December 31, 2003 and December 31, 2002, we had no outstanding borrowings under our secured revolving credit facility. As of December 31, 2003, we had approximately $7.9 million of standby letters of credit outstanding that are collateralized with the secured revolving credit facility and approximately $29.2 million (subject to a $2 million excess availability requirement) in additional borrowing availability thereunder. As of December 31, 2002, we had approximately $5.6 million of standby letters of credit outstanding that were collateralized with the secured revolving credit facility and approximately $31.9 million (subject to a $2 million excess availability requirement) in additional borrowing availability thereunder.

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

Our financial performance in the fourth quarter of 2003 prevented us from satisfying the terms of the amendment to the secured revolving credit facility that we executed in the third quarter of 2003. On February 19, 2004, we and our lenders executed a waiver to the secured revolving credit facility to waive compliance with the minimum consolidated EBITDA requirement and the minimum fixed charge coverage ratio for the quarter ended December 31, 2003. The financial covenants of our secured revolving credit facility for 2004 have not been amended. Although we cannot make any assurances that our lenders will agree to any modifications to our covenants in the future, we anticipate remedying any potential financial covenant violations in 2004 by extending and amending the secured revolving credit facility.

At December 31, 2003, we had outstanding $136.8 million in principal amount of 7.375% Senior Notes due August 1, 2008. The 7.375% Senior Notes were issued pursuant to an Indenture, dated as of August 4, 1998, between us and Wachovia Bank, as Trustee. The 7.375% Senior Notes: (i) have interest payment dates of February 1 and August 1 of each year; (ii) are redeemable at our option at a redemption price equal to the greater of (a) 100% of the principal amount of the Senior Notes to be redeemed, or (b) the sum of the present value of the remaining scheduled payments of principal and interest thereon from the redemption date to the maturity date, discounted to the redemption date on a semiannual basis at a rate based upon the yield of the specified treasury securities plus 25 basis points, plus, in each case, accrued interest thereon to the date of redemption; (iii) are senior unsecured obligations and are pari passu in right of payment with any of our existing and future senior unsecured indebtedness, including borrowings under the Facility; (iv) are guaranteed by certain of our subsidiaries; and (v) are subject to the terms of the Indenture, which limits our ability to incur indebtedness secured by certain liens and to engage in sale/leaseback transactions.

Our financing agreements also contain covenants that among other things, require us to maintain certain financial ratios and place other restrictions and limitations on us, including restrictions on our payment of dividends, limitations on the issuance of additional debt and limitations on investments, contingent obligations, the redemption of capital stock and the sale or transfer of assets.

We have a credit facility with a Netherlands bank, payable on demand and providing for available credit up to 1.8 million euros. At December 31, 2003 and 2002, we had outstanding borrowings of $1.2 million under this facility.

In 2002, we obtained an interest free loan from the Portuguese Government in the amount of 1.9 million euros. Based on the performance of our Portugal facility and the terms of the loan, we anticipate that the Portuguese Government will forgive 40% of the loan, or 0.7 million euros. Accordingly, we classified 0.7 million euros of the loan as deferred income in 2003. The loan balance at December 31, 2003 is 1.2 million euros which equates to $1.5 million U.S. dollars. The loan provides for annual repayment beginning in June 2004 of $0.3 million (based on current exchange rates). The loan matures in July 2008.

Interest expense is net of interest income and capitalized interest of $0.6 million and $0.1 million in 2003, $0.5 million and $0.7 million in 2002 and $0.6 million and $1.1 million in 2001. Interest expense is also net of interest income from loans to the discontinued operations of WRI of $0.8 million in 2002 and $1.3 million in 2001.

In October 2002, we completed an interest rate swap on $50.0 million notional amount of our 7.375% Senior Notes. The interest rate swap resulted in a reduction to interest expense in 2003 and 2002 of $1.1 million and $0.3 million, respectively.

11.     Retirement and Pension Plans

U.S. Qualified Retirement Plan

We have a U.S. Retirement Plan that is a trusteed, noncontributory defined benefit pension plan covering the majority of all our U.S. employees fulfilling minimum age and service requirements. Benefits are based upon years of service and a prescribed formula based upon the employee’s compensation.

The weighted average asset allocations for our U.S. Retirement Plan at December 31, 2003 and 2002 are as follows:

	2003	2002

Equity securities	58%	51%
Debt securities	40	44
Cash and equivalents	2	5

Total	100%	100%

The investment policy of our U.S. Retirement Plan states that investments in assets should be in accordance with the maximum and minimum ranges for each asset category as follows:

	Minimum	Maximum

Equity securities	30%	60%
Debt securities	40	70
Cash and equivalents	0	30

The investment policy of our U.S. Retirement Plan states that all assets selected for the portfolio must have a readily ascertainable market value and must be readily marketable. The policy expressly prohibits certain types of assets or transactions including commodities, futures, foreign securities (other than those listed on the New York Stock Exchange), private placements, warrants, purchasing of securities on margin, selling short, options, derivatives, interest rate swaps, limited partnerships and real estate.

The investment policy of our U.S. Retirement Plan states that investments in equity securities must be of good quality and diversified so as to avoid undue exposure to any single economic sector, industry or group or individual security. The policy states that investments in debt securities should be rated “A” or better, allowing debt securities with a rating of “BBB” as long as the total amount rated “BBB” does not exceed 10% of the debt securities portfolio at the time of purchase and as long as the debt securities portfolio maintains an overall rating of at least “A”. The investment policy limits the debt securities of any one issuer, excluding investments in U.S. Government guaranteed obligations, and states that no debt securities should have a maturity of longer than thirty years at the time of purchase.

On December 31, 2003, our annual measurement date, the accumulated benefit obligation for our U.S. Retirement Plan exceeded the fair value of pension plan assets. This difference is primarily the result of changing our discount rate assumption to 6.25% in 2003 from 7.0% in 2002. As a result and in accordance with SFAS No. 87, we have an additional minimum pension liability of $17.7 million, reflected as an accumulated other comprehensive loss of $16.8 million and an intangible asset of $0.9 million which is included in net deferred charges equal to the amount of unrecognized prior service cost. The amount charged to accumulated other comprehensive loss before tax during 2003 arising from the change in the additional minimum pension liability was $0.3 million, which decreased stockholders’ equity. The $17.7 million additional minimum pension liability reflects a reduction in prepaid pension assets of $5.5 million and a $12.2 million pension liability. In conjunction with the recognition of the additional minimum pension liability, we also recorded a deferred tax asset and accumulated other comprehensive income of $6.6 million.

The accumulated benefit obligation at December 31, 2003 and 2002 was $140.0 million and $122.7 million, respectively. The amounts recognized in the Consolidated Balance Sheets before taxes are as follows:

	2003	2002

(In thousands)
Prepaid benefit cost	$—	$—
Accrued benefit liability	(12,264)	(7,843)
Intangible asset	885	1,123
Accumulated other comprehensive loss	16,845	16,582

Net amount recognized	$5,466	$9,862

Certain assumptions utilized in determining the benefit obligations for the U.S. Retirement Plan for the years ended December 31 are as follows:

	2003	2002

Discount rate	6.25%	7.00%
Rate of increase in compensation	3.5	3.5

A summary of the components of net periodic pension cost for the U.S. Retirement Plan for the years ended December 31 is as follows:

	2003	2002	2001

(In thousands)
Service cost	$3,963	$3,991	$3,859
Interest cost	9,145	9,087	9,045
Expected return on plan assets	(10,052)	(11,835)	(12,613)
Amortization of prior service cost	137	136	134
Amortization of net actuarial loss	1,102	—	—
Effect of curtailment	102	—	—

Net periodic pension cost	$4,397	$1,379	$425

The amortization of our net actuarial loss in 2003 of $1.1 million is the amortization of total unrecognized losses as of January 1, 2003 that exceeds 10% of our projected benefit obligation, approximately $13.4 million, and is being amortized over the expected average remaining years of service of the plan participants which is thirteen years.

Certain assumptions utilized in determining the net periodic benefit cost for the years ended December 31 are as follows:

	2003	2002	2001

Discount rate	7.00%	7.25%	7.75%
Rate of increase in compensation	3.5	4.0	4.0
Expected long-term rate of return on plan assets	9.0	9.5	9.5

The expected long-term rate of return on plan assets is selected by taking into account the expected weighted averages of the investments of the assets, the fact that the plan assets are actively managed to mitigate downside risks, the historical performance of the market in general and the historical performance of the U.S. Retirement Plan assets over the past ten years. For the ten year period ended December 31, 2003 and 2002, the U.S. Retirement Plan assets have provided a weighted rate of return of 10.8% and 9.8%, respectively.

The following table sets forth a reconciliation of the projected benefit obligation for the years ended December 31:

	2003	2002

(In thousands)
Benefit obligation at the beginning of the year	$132,132	$134,387
Service costs	3,962	3,991
Interest costs	9,145	9,087
Amendments	—	33
Actuarial loss (gain)	16,180	(8,526)
Benefits paid	(6,906)	(6,840)
Curtailment	(1,025)	—

Benefit obligation at the end of the year	$153,488	$132,132

The actuarial loss for the year ended December 31, 2003 results from a $1.7 million loss due to personnel experience different than assumed and a $14.5 million loss due to the change in the discount rate to 6.25% from 7.00%.

The actuarial gain for the year ended December 31, 2002 was comprised of three components: (i) $10.0 million gain attributable to actual salary and personnel experience that is mostly related to a 10% pay decrease for salaried participants for six months during 2001 and 2002; (ii) $3.0 million gain due to the change in the rate of compensation increases from 4.0% to 3.5%; and (iii) $4.5 million loss due to the change in the discount rate to 7.0% from 7.25%.

The following table sets forth a reconciliation of the plan assets for the years ended December 31:

	2003	2002

(In thousands)
Fair value of plan assets at the beginning of the year	$114,899	$127,726
Actual return on plan assets	19,775	(10,987)
Company contributions	—	5,000
Benefits paid	(6,906)	(6,840)

Fair value of plan assets at the end of the year	$127,768	$114,899

In 2004 and with regard to the U.S. Retirement Plan, we do not anticipate any mandatory contribution requirements by funding regulations or laws, and we do not anticipate making any voluntary contributions.

The following table sets forth the funded status of the plan and the amounts recognized in our consolidated balance sheets at December 31:

	2003	2002

(In thousands)
Unfunded status	($25,720)	($17,233)
Unrecognized net actuarial loss	30,301	25,972
Unrecognized pension service costs	885	1,123

Prepaid pensions	$5,466	$9,862

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

The U.S. nonqualified pension plans use a December 31 measurement date.

On December 31, 2003, the accumulated benefit obligation for our nonqualified pension plans of $6.3 million exceeded the plan’s accrued liability of $3.2 million. The plan had unrecognized prior service cost of $3.5 million and thus an intangible asset equal to the additional minimum liability of $3.2 million was established. The amounts recognized in the Consolidated Balance Sheets before taxes are as follows:

	2003	2002

(In thousands)
Accrued benefit liability	$(6,330)	$(3,464)
Intangible asset	3,174	1,181

Net amount recognized	$(3,156)	$(2,283)

Certain assumptions utilized in determining the benefit obligations for the nonqualified pension plans for the years ended December 31 are as follows:

	2003	2002

Discount rate	6.25%	7.00%
Rate of increase in compensation	3.5	3.5

A summary of the components of net periodic pension cost for the nonqualified pension plans for the years ended December 31 is as follows:

	2003	2002	2001

(In thousands)
Service cost	$152	$566	$195
Interest cost	430	230	110
Amortization of prior service cost	368	173	31
Amortization of net actuarial loss	—	13	7

Net periodic pension cost	$950	$982	$343

Certain assumptions utilized in determining the net periodic benefit cost for the years ended December 31 are as follows:

	2003	2002	2001

Discount rate	7.00%	7.25%	7.75%
Rate of increase in compensation	3.5	4.0	4.0
Expected long-term rate of return on plan assets	N/A	N/A	N/A

The following table sets forth a reconciliation of the projected benefit obligation for the years ended December 31:

	2003	2002

(In thousands)
Benefit obligation at the beginning of the year	$3,899	$1,867
Service costs	152	566
Interest costs	430	230
Amendments	2,471	1,409
Actuarial loss (gain)	531	(99)
Benefits paid	(77)	(74)

Benefit obligation at the end of the year	$7,406	$3,899

The following table sets forth a reconciliation of the plan assets for the years ended December 31:

	2003	2002

(In thousands)
Fair value of plan assets at the beginning of the year	$—	$—
Company contributions	77	74
Benefits paid	(77)	(74)

Fair value of plan assets at the end of the year	$—	$—

In 2004, we anticipate contributing $80,000 to the U.S. nonqualified pension plans, equivalent to the amount of benefits we anticipate paying.

The following table sets forth the funded status of the plan and the amounts recognized in our consolidated balance sheets at December 31:

	2003	2002

(In thousands)
Unfunded status	$(7,406)	$(3,899)
Unrecognized net actuarial loss	731	200
Unrecognized pension service costs	3,519	1,416

Accrued benefit cost	$(3,156)	$(2,283)

We also have 401(k) plans covering substantially all of our U.S. employees. We provide at our discretion a match of employee salaries contributed to the plans. We recorded expense with respect to these plans of $0.4 million in 2003, $0.3 million in 2002 and $1.3 million in 2001. Beginning in September 2001 and continuing in 2003 we eliminated our match for all highly compensated individuals and reduced our match for all other employees.

Canadian Plans

We sponsor a defined contribution profit-sharing retirement plan for our London, Ontario facility employees who are required to contribute 4% of regular wages, subject to a maximum contribution limit specified by Canadian income tax regulations. Employer contributions were $0.4 million in 2003, $0.5 million in 2002 and $0.5 million in 2001.

We have established two noncontributory defined benefit pension plans covering substantially all our employees at the Montreal, Quebec facility. The two plans are the Wolverine Tube (Canada) Inc. Pension Plan for Salaried Employees (the “Salaried Plan”) and the Wolverine Tube (Canada) Inc. Pension Plan for Operational Employees (the “Canada Operational Plan”). We contribute the actuarially determined amounts annually into the plans. Benefits for the hourly employees are based on years of service and a negotiated rate. Benefits for salaried employees are based on years of service and the employee’s highest annual average compensation over five consecutive years.

The Wolverine Ratcliffs Inc. Pension Plan for Operational Employees (the “WRI Plan”) covering hourly employees at our Fergus, Ontario facility whose operations were discontinued was wound-up as of July 1, 2002 and a wind-up actuarial valuation was prepared as of that date. The Salaried Plan was partially wound-up as of July 1, 2002 with regard to the termination of the salaried employees who were working at the Fergus facility. The benefits payable under these plans for our Fergus employees were not settled as of December 31, 2002, but we estimated in our December 31, 2002 valuation the impact of the settlement. The benefits payable under these plans were still not settled as of December 31, 2003 but were awaiting final approval from the legislator. The pension liability recorded for the WRI Plan is $1.1 million and $0.9 million at December 31, 2003 and 2002, respectively.

The weighted average asset allocation for our Salaried Plan, Canada Operational Plan and the WRI Plan at December 31, 2003 and 2002 are as follows:

	2003	2002

Canadian equity securities	30%	36%
Foreign equity securities	27	29
Debt securities	33	32
Cash and equivalents	10	3

Total	100%	100%

The investment policy of our three Canadian plans states that investments in assets should be in accordance with the maximum and minimum ranges for each asset category as follows:

	Minimum	Maximum

Canadian equity securities	15%	35%
Foreign equity securities	20	30
Debt securities	33	53
Cash and equivalents	0	15

The investment policy of our Canadian plans states that all assets selected for the portfolio must have a readily ascertainable market value and must be readily marketable. The policy expressly limits the use of certain types of assets or transactions including commodities, futures, private placements, warrants, purchasing of securities on margin, selling short, options, derivatives, interest rate swaps and limited partnerships.

The investment policy of our Canadian plans states that investments in equity securities must be of good quality and diversified so as to avoid undue exposure to any single economic sector, industry or group or individual security. The policy states that investments in debt securities should be rated “BBB” or better. The investment policy limits the debt securities of any one issuer, excluding investments in federal government guaranteed obligations.

On December 31, 2003, our annual measurement date, the accumulated benefit obligation for our Salaried Plan and the Canada Operational Plan exceeded the fair value of pension plan assets. This difference is primarily the result of changing our discount rate assumption to 6.25% in 2003 from 6.75% in 2002. As a result and in accordance with SFAS No. 87, we have an additional minimum pension liability of $3.3 million, reflected as an accumulated other comprehensive loss of $2.2 million and an intangible asset of $1.1 million which is included in net deferred charges equal to the amount of unrecognized prior service cost. The amount charged to accumulated other comprehensive loss before tax during 2003 arising from the change in the additional minimum pension liability was $0.1 million, which decreased stockholders’ equity. To record the $3.3 million additional minimum pension liability, we decreased prepaid pension assets by $0.6 million and recorded a $2.7 million pension liability. In conjunction with the recognition of the additional minimum pension liability, we also recorded a deferred tax asset and accumulated other comprehensive income of $0.7 million.

The accumulated benefit obligation at December 31, 2003 and 2002 for the Salaried Plan and the Canada Operational Plan was $21.6 million and $16.4 million, respectively. The amounts recognized in the Consolidated Balance Sheets before taxes are as follows:

	2003	2002

(In thousands)
Accrued benefit liability	$(3,722)	$(3,234)
Intangible asset	1,062	946
Accumulated other comprehensive loss	2,208	2,120

Net amount recognized	$(452)	$(168)

The discount rate utilized in determining the benefit obligations for the Canadian pension plans was 6.25% and 6.75% for the years ended December 31, 2003 and 2002, respectively.

The expected rate of increase in compensation used in accounting for the Salaried Plan was 3.0% for the years ended December 31, 2003, 2002 and 2001, and is not applicable in accounting for the Canada Operational Plan for the same periods.

A summary of the components of net periodic pension cost for the pension plans for the years ended December 31 are as follows:

	2003	2002	2001

(In thousands)
Service cost	$534	$486	$498
Interest cost	1,281	1,257	1,240
Expected return on plan assets	(1,164)	(1,603)	(1,793)
Effect of settlement	—	2,471	—
Amortization of prior service cost	87	91	73
Amortization of net actuarial loss (gain)	107	(3)	(118)

Net periodic pension cost (benefit)	$845	$2,699	($100)

Certain assumptions utilized in determining the net periodic benefit cost for the years ended December 31 are as follows:

	2003	2002	2001

Discount rate	6.75%	7.00%	7.50%
Expected long-term rate of return on plan assets	7.50	8.50	8.50

The expected long-term rate of return on plan assets is selected by taking into account the expected weighted averages of the investments of the assets, the fact that the plan assets are actively managed to mitigate downside risks, the historical performance of the market in general and the historical performance of the Canadian plans assets over the past ten years. For the ten year period ending December 31, 2003 and 2002, the Canadian plans assets have provided a weighted average rate of return of 7.8% and 8.7%, respectively.

The following table sets forth a reconciliation of the benefit obligation for the years ended December 31:

	2003	2002

(In thousands)
Benefit obligation at the beginning of the year	$16,928	$18,465
Service costs	534	486
Interest costs	1,281	1,257
Amendments	—	291
Actuarial loss (gain)	1,266	(207)
Benefits paid	(1,281)	(1,146)
Estimated settlement of benefits	—	(2,393)
Foreign currency exchange rate changes	3,916	175

Benefit obligation at the end of the year	$22,644	$16,928

The following table sets forth a reconciliation of the plans assets for the years ended December 31:

	2003	2002

(In thousands)
Fair value of plan assets at the beginning of the year	$13,158	$19,259
Actual return on plan assets	2,326	(1,611)
Company contribution	618	143
Benefits paid	(1,281)	(1,146)
Estimated settlement of benefits	—	(3,647)
Foreign currency exchange rate changes	3,066	160

Fair value of plan assets at the end of the year	$17,887	$13,158

In 2004, we anticipate providing approximately $0.9 million of contributions to the combined plan assets of the Salaried Plan and the Canada Operational Plan and $1.1 million to settle our benefit payment obligations for the WRI plan.

The following table sets forth the funded status of the plans and the amounts recognized in our consolidated balance sheets at December 31:

	2003	2002

(In thousands)
Unfunded status	$(4,758)	$(3,770)
Unrecognized net actuarial loss	3,244	2,656
Unrecognized pension service costs	1,062	946

Accrued benefit cost	$(452)	$(168)

The tables above for the Canadian plans include the following amounts for the discontinued operations of WRI in 2002 (see Note 2): a ($2.3) million decrease in benefit obligation; a ($3.7) million decrease in plan assets; an accrued liability of $0.9 million; and $2.5 million in net periodic benefit costs.

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

Net periodic postretirement benefit cost for the years ended December 31 includes the following components:

	2003	2002	2001

(In thousands)
Service cost	$692	$613	$431
Interest cost	1,080	1,034	685
Amortization of prior service cost	145	126	126
Amortization of deferred gain	(82)	(126)	(411)
Effect of special termination benefits	98	(386)	199
Effect of curtailment	20	—	—

Net periodic postretirement benefit cost	$1,953	$1,261	$1,030

The change in benefit obligation for the years ended December 31 includes the following components:

	2003	2002

(In thousands)
Benefit obligation at the beginning of the year	$15,088	$15,032
Service cost	692	613
Interest cost	1,080	1,034
Participants’ contributions	633	504
Actuarial loss	1,727	21
Benefits paid	(2,393)	(2,030)
Special termination benefits	98	(401)
Curtailment	(43)	—
Foreign currency exchange rate changes	1,243	315

Benefit obligation at the end of the year	$18,125	$15,088

The following table sets forth the status of the plan and the amounts recognized in our consolidated balance sheets at December 31:

	2003	2002

(In thousands)
Benefit obligation at end of year	$18,125	$15,088
Unrecognized net actuarial gain (loss)	(628)	1,135
Unrecognized prior service cost	(502)	(557)

Net postretirement benefit obligation	$16,995	$15,666

The weighted average discount rate used in determining the postretirement benefit obligation was 6.25% at December 31, 2003 and 7.00% at December 31, 2002. The weighted average discount rate used to determine net periodic benefit cost was 7.00% at December 31, 2003 and 7.25% at December 31, 2002.

For purposes of determining the cost and obligation for postretirement medical benefits, a 5% annual rate of increase in the per capita cost of covered benefits (i.e., health care trend rate) was assumed for our U.S. plan. A 7.5% annual rate of increase in the health care trend rate was assumed for our Canadian plan, and is expected to decrease 1% per year to an ultimate rate of 4.5%. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one percent change in the assumed health care cost trend rate would have had the following effects:

	1% Increase	1% Decrease

(In thousands)
Effect on total of service and interest cost components	$101	$(79)
Effect on postretirement benefit obligation	$1,140	$(907)

On December 8, 2003, President Bush signed into law a bill that expands Medicare, primarily adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. We anticipate that the benefits we pay after 2006 will be lower as a result of the new Medicare provisions; however, the retiree medical obligations and costs reported above do not reflect the impact of this legislation. Deferring the recognition of the new Medicare provision’s impact is permitted by Financial Accounting Standards Board Staff Position 106-1 due to open questions about some of the new Medicare provisions and a lack of authoritative accounting guidance about certain matters. The final accounting guidance could require changes to previously reported information.

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

We have accrued undiscounted estimated environmental remediation costs of $1.2 million at December 31, 2003, consisting of $0.2 million for the Decatur facility and $0.9 million for the Ardmore facility. Based on information currently available, we believe that the costs of these matters are not reasonably likely to have a material effect on our business, financial condition or results of operations. However, actual costs related to environmental matters could differ materially from the amounts we estimated and accrued at December 31, 2003 and could amount to an aggregate exposure of $1.9 million if these environmental matters are not resolved as anticipated.

14. Income Taxes

The components of (loss) income from continuing operations before income taxes for the years ended December 31 are as follows:

	2003	2002	2001

(In thousands)
U.S	$(62,579)	$(6,933)	$(170)
Foreign	10,018	15,418	15,957

Total	$(52,561)	$8,485	$15,787

The provision for income taxes for the years ended December 31 consists of the following:

	2003	2002	2001

(In thousands)
Continuing operations
Current expense (benefit):
U.S. Federal	$(1,163)	$(5,308)	$2,675
Foreign	1,478	2,185	4,387
State	446	693	(732)

Total current	761	(2,430)	6,330

Deferred (benefit) expense:
U.S	(13,570)	2,547	(1,741)
Foreign	(768)	1,198	(244)

Total deferred	(14,338)	3,745	(1,985)

Total income tax (benefit) expense – continuing operations	(13,577)	1,315	4,345
Income tax benefit – discontinued operations	(800)	(936)	(12,100)

Total income tax (benefit) expense	$(14,377)	$379	$(7,755)

Deferred income taxes included in our balance sheets reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the carrying amount for income tax return purposes. Significant components of our deferred tax assets and liabilities are as follows:

	2003	2002

(In thousands)
Deferred tax liabilities:
Basis of property, plant and equipment	$(31,653)	$(31,522)
Prepaid pension	(4,689)	(4,034)
Other	(2,011)	(2,540)

Total deferred tax liabilities	(38,353)	(38,096)

Deferred tax assets:
Environmental remediation	826	554
Net operating loss carryforward	25,056	12,281
Restructuring reserves	2,353	627
Inventory valuations	546	315
Pension obligation	14,766	12,988
Other	3,597	4,700

Total deferred tax assets	47,144	31,465
Valuation allowance	(3,569)	(2,385)

Total deferred tax assets net of valuation allowance	43,575	29,080

Net deferred tax asset (liability)	$5,222	$(9,016)

Reconciliation of differences between the statutory U.S. federal income tax rate and our effective tax rate follows:

	2003	2002	2001

(In thousands)
Income tax expense at federal statutory rate	$(18,397)	$2,885	$5,525
Increase (decrease) in taxes resulting from:
State and local taxes, net of federal benefit	533	443	185
Effect of difference in U.S. and foreign rates	(1,765)	(1,858)	(1,363)
Goodwill impairment and other permanent differences	7,099	21	12
Other	(1,047)	(176)	(14)

Income tax expense – continuing operations	$(13,577)	$1,315	$4,345

At December 31, 2003, we have U.S. federal, state and foreign net operating loss carryforwards of $31 million, $138 million and $28 million, respectively. These net operating loss carryforwards expire at various times beginning in 2016 through 2023. We have established valuation allowances of $3.6 million and $2.4 million at December 31, 2003 and 2002, respectively, to offset a portion of the deferred tax assets relating to state net operating losses.

The tax rate for our operations in China was 0% in 2001, reflecting our contractual tax holiday agreement with the Chinese government. Under this agreement, the tax rate was increased to 7.5% beginning January 1, 2002 and will remain at this rate for the next three years, increasing in 2005 to a 15% maximum rate. We also have $1.5 million in government tax credits which may be used to offset tax liabilities in Portugal through 2008. These credits are not reflected in deferred tax assets at December 31, 2003 or 2002.

Undistributed earnings of our foreign subsidiaries amounted to approximately $93.1 million at December 31, 2003. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation. Withholding taxes of approximately $5.3 million would be payable upon remittance of all previously unremitted earnings at December 31, 2003.

15. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss at December 31, are as follows:

		Unrealized	Minimum
	Foreign	Gain (Loss) on	Pension	Accumulated
	Currency	Cash Flow	Liability	Other
	Translation	Hedges, Net of	Adjustment,	Comprehensive
	Adjustment	Tax	Net of Tax	Loss

(In thousands)
Balance at December 31, 2000	$(14,320)	$—	$—	$(14,320)
Activity in 2001	(5,681)	(1,897)	—	(7,578)

Balance at December 31, 2001	(20,001)	(1,897)	—	(21,898)
Activity in 2002	2,201	(140)	(11,535)	(9,474)
Reclassification adjustment for realized cash flow hedge losses	—	1,781	—	1,781

Balance at December 31, 2002	(17,800)	(256)	(11,535)	(29,591)
Activity in 2003	17,383	1,662	(220)	18,825
Reclassification adjustment for realized cash flow hedge losses	—	256	—	256

Balance at December 31, 2003	$(417)	$1,662	$(11,755)	$(10,510)

16. Redeemable Cumulative Preferred Stock

We have 500,000 shares authorized for issuance of $1 par value cumulative preferred stock. At December 31, 2003 and 2002, there are no shares of cumulative preferred stock issued and outstanding. As of December 31, 2001, there were 20,000 shares of cumulative preferred stock issued and outstanding that we redeemed on March 1, 2002 by paying $1.0 million in cash and issuing 116,100 shares of our Common Stock at a share price of $8.61.

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

17. Common Stock

All holders of Common Stock are entitled to receive dividends when and if declared by our Board of Directors (the “Board”), provided that all dividend requirements of the cumulative preferred stock have been paid. Additionally, the payment of dividends on our Common Stock is restricted under the terms of our various financing agreements. To date, no dividends have been paid to the holders of the Common Stock and there are no immediate plans to declare a dividend.

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

18. Stock-Based Compensation Plans

The 2003 Equity Incentive Plan (the “2003 Equity Plan”) was adopted by the Board of Directors on March 25, 2003 and was approved by the stockholders on May 14, 2003. The 2003 Equity Plan provides for the issuance of awards in the form of stock options, restricted shares, stock appreciation rights and other additional awards to key executives and employees. The maximum number of shares of Common Stock that may be issued under the plan is limited to 850,000 shares, provided that no more than 250,000 shares may be issued in the form of awards other than options or stock appreciation rights. The duration of the 2003 Equity Plan is ten years.

On March 22, 2001, the Board of Directors adopted the 2001 Stock Option Plan for Outside Directors (the “2001 Directors’ Plan”) providing for the issuance of options for the purchase of up to 250,000 shares of our Common Stock. The 2001 Directors’ Plan allows us to continue to compensate and reward our directors upon the termination of the 1993 Directors’ Plan in 2003. The terms of the 2001 Directors’ Plan are substantially the same as the terms of the 1993 Directors’ Plan.

The 1993 Equity Incentive Plan (the “1993 Equity Plan”) provided for the issuance of stock options, restricted shares, stock appreciation rights, and other additional awards to key executives and employees. The maximum number of shares issuable under the 1993 Equity Plan was 2,075,000 at a price as determined by our Compensation Committee. All options granted under the plan were issued at the market value at the date of the grant. Options granted prior to 1999 under the 1993 Equity Plan vested 20% on each anniversary thereafter and terminate on the tenth anniversary of the date of grant. Options granted in 1999 and subsequent years under the 1993 Equity Plan vested 33 1/3% on each anniversary thereafter and terminate on the tenth anniversary of the date of grant. Options granted under prior plans remain outstanding but are governed by the provisions of the 1993 Equity Plan. The 1993 Equity Plan terminated by its terms in 2003.

The 1993 Stock Option Plan for Outside Directors (the “1993 Directors’ Plan”) provided for the issuance of stock options to outside directors at the fair market value on the date of grant. A maximum of 185,000 shares were issuable under the 1993 Directors’ Plan. The initial options granted at the time the Director joins the Board vest at 33 1/3% per year but must be held one year before being exercised. All subsequent options granted vest immediately. All options terminate on the tenth anniversary of the date of grant. The 1993 Director’s Plan terminated in 2003.

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

Our stock option plans are summarized as follows:

				1993
	2003 Equity	2001	1993	Equity		Weighted-
	Incentive	Directors’	Directors’	Incentive		Average Exercise
	Plan	Plan	Plan	Plan	Option Price	Price

			(Number of Shares)
Outstanding at December 31, 2000	—	—	103,200	1,307,242	$4.44-$40.25	$24.25
Granted	—	—	51,465	394,650	$11.84-$16.57	$11.93
Exercised	—	—	—	(24,261)	$4.44-$13.69	$5.42
Forfeited	—	—	(38,000)	(841,957)	$7.39-$40.25	$30.20

Outstanding at December 31, 2001	—	—	116,665	835,674	$5.28-$37.68	$13.46
Granted	—	26,362	59,724	570,638	$6.13-$11.35	$8.63
Exercised	—	—	—	(27,990)	$5.28-$7.39	$6.01
Forfeited	—	—	(16,205)	(89,400)	$8.60-$37.68	$19.19

Outstanding at December 31, 2002	—	26,362	160,184	1,288,922	$6.13-$25.25	$11.04
Granted	2,000	101,520	6,000	366,026	$4.05-$5.86	$4.34
Exercised	—	—	—	—	—	—
Forfeited	—	—	(5,000)	(155,715)	$4.05-$22.25	$10.57

Outstanding at December 31, 2003	2,000	127,882	161,184	1,499,233	$4.05-$25.25	$9.30

				1993
	2003 Equity	2001	1993	Equity		Weighted-
	Incentive	Directors’	Directors’	Incentive		Average Exercise
	Plan	Plan	Plan	Plan	Option Price	Price

			(Number of Shares)
Exercisable at:
December 31, 2001	—	—	116,665	223,961	$5.28-$37.68	$14.78
December 31, 2002	—	26,362	160,184	723,813	$7.39-$25.25	$11.12
December 31, 2003	—	127,882	161,184	912,810	$5.28-$25.25	$10.71

There were no options outstanding issued prior to August 1993. The number of options outstanding, weighted average exercise price, weighted average remaining contractual life, vested options and the weighted average exercise price of vested options outstanding at December 31, 2003 were 1,790,299, $9.30, 6.9 years, 1,201,876 and $10.71, respectively.

The range of exercise prices of the outstanding options and exercisable options at December 31, 2003 are as follows:

	Number of	Number of	Weighted Average
Weighted Average Exercise Price	Exercisable Shares	Outstanding Shares	Remaining Life

$0.00 - $5.99	107,523	466,050	9.1
$6.00 - $9.99	489,591	615,273	5.8
$10.00 - $14.99	545,696	649,743	6.6
$15.00 - $19.99	43,316	43,483	6.3
$20.00 - $25.25	15,750	15,750	4.0

Totals	1,201,876	1,790,299	6.9

In 2003, we awarded 39,083 shares of restricted stock under the 1993 Equity Plan, with a fair value at the date of grant of $4.05 per share and 3,500 shares of restricted stock under the 2003 Equity Plan, with a fair value at the date of grant of $6.30 per share. These restricted shares vest 50% annually at the anniversary date of the grant. We recorded compensation expense with respect to restricted stock awards of approximately $0.3 million in 2003 which is recognized on a straight-line basis over the two year vesting period of the restricted stock grants.

19. Commitments

We lease certain properties such as motorized vehicles, distribution and warehousing space, computers, office equipment and production testing equipment. Terms of the leases, including purchase options, renewals and maintenance costs, vary by lease. Minimum future rental commitments under our operating leases having non-cancelable lease terms in excess of one year totaled approximately $10.3 million as of December 31, 2003 and are payable as follows: $3.3 million in 2004, $2.7 million in 2005, $1.5 million in 2006, $0.8 million in 2007, $0.4 million in 2008 and $1.6 million thereafter. Rental expense for operating leases was $3.3 million in 2003, $4.9 million in 2002 and $2.9 million in 2001.

At December 31, 2003, we had commitments of $0.9 million for capital expenditures.

At December 31, 2003, we had a commitment to purchase in 2004 from an international supplier copper alloy tube of $1.2 million.

20. Industry Segments and Foreign Operations

Our reportable segments are based on our three product lines: commercial products, wholesale products and rod, bar and other products. Commercial products consist primarily of high value-added products sold directly to original equipment manufacturers. Wholesale products are commodity-type plumbing tube products, which are primarily sold to plumbing wholesalers and distributors. Rod, bar and other products consists of products sold to a variety of customers and includes our European distribution business.

The accounting policies for each of the reportable segments are the same as those described in Note 1. We evaluate the performance of our operating segments based on sales and gross profit; however, we do not allocate asset amounts and items of income and expense below gross profit or depreciation and amortization.

Summarized financial information concerning our reportable segments is shown in the following table:

			Rod, Bar
	Commercial	Wholesale	& Other	Consolidated

(In thousands)
Year ended December 31, 2003:
Sales	$442,471	$115,112	$38,741	$596,324
Gross profit (loss)	38,997	(271)	2,100	40,826

Year ended December 31, 2002:
Sales	$421,234	$93,938	$35,351	$550,523
Gross profit	51,736	4,352	2,353	58,441

Year ended December 31, 2001:
Sales	$444,209	$97,570	$41,335	$583,114
Gross profit	50,140	9,326	2,774	62,240

Our manufacturing operations are primarily conducted in the U.S. and Canada. We also have a manufacturing facility in Shanghai, China and in 2001, we opened a manufacturing facility in Esposende, Portugal.

In 2003, 2002 and 2001, no customer accounted for as much as 10% of our net sales.

Sales by customer location and long-lived assets by geographic location of our facilities are as follows:

			Other Foreign
	U.S.	Canada	Operations	Consolidated

(In thousands)
Year ended December 31, 2003:
Sales	$436,278	$79,439	$80,607	$596,324
Long-lived assets	252,077	33,106	14,374	299,557

Year ended December 31, 2002:
Sales	$417,000	$78,000	$56,000	$551,000
Long-lived assets	288,459	30,563	12,679	331,701

Year ended December 31, 2001:
Sales	$434,000	$81,000	$68,000	$583,000
Long-lived assets	294,413	31,820	10,291	336,524

21. Restructuring and Other Charges

During 2003, we recognized a restructuring charge of $15.1 million ($9.9 million net of tax). We formalized a plan to terminate approximately 200, or 6% of our workforce. These primarily represented salaried and indirect hourly employees and, to a lesser extent, direct hourly employees, from all of our plants in North America. In conjunction with this plan, we accrued and charged to expense $1.1 million for severance benefits for approximately 92 of these employees. This reduction in workforce was deemed necessary in order to reduce costs in a weak economic environment. As of December 31, 2003, we have made approximately $0.7 million of payments against the $1.1 million liability for severance benefits and most of the terminations took place within the two-week period subsequent to September 28, 2003. As of December 31, 2003, we have accrued $0.4 million of restructuring cost representing our remaining cash obligations.

The 2003 restructuring charge also included: $10.4 million related to the closure of our Booneville, Mississippi facility (discussed below); a $2.6 million write-down of assets held for sale in Roxboro, North Carolina; a $0.3 million charge related to the write-off of impaired assets at our Altoona, Pennsylvania facility; and $0.7 million of other charges. The impairment charge for the assets held for sale in Roxboro, North Carolina was a result of writing down the land and building to our revised, lower estimate of fair value. Demand for industrial facilities in this geographic area is extremely weak due to the very slow industrial economy.

We announced in the third quarter of 2003 that we would close our Booneville, Mississippi facility. The facility produced both smooth and enhanced industrial tube, primarily used by residential and commercial air conditioner manufacturers and employed approximately 140 persons. We substantially completed the transition of production from the Booneville plant to our other facilities as of December 31, 2003. The $10.4 million charge for our Booneville facility includes a $8.9 million write-off of impaired assets, including a $2.6 million write-off of spare parts and supplies related to these assets, $0.3 million of severance costs, and $1.2 million of other costs required for the closure of the facility. In future quarters, we anticipate incurring additional restructuring charges for the closure of this facility of approximately $1.6 million. We anticipate that key decisions related to the final disposition and relocation of the Booneville equipment will be finalized during the first half of 2004. As of December 31, 2003, we have accrued $3.8 million of restructuring cost, representing $2.6 million of impaired inventory, $0.2 million of impaired assets and $1.0 million of our remaining cash obligations. Annual savings from this closure and reallocation of production are expected to be approximately $3.0 million.

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

22. (Loss) Earnings Per Share

The following table sets forth the computation of (loss) earnings per share for the years ended December 31:

	2003	2002	2001
(In thousands, except per share amounts)
(Loss) income from continuing operations	($38,984)	$7,170	$11,442
Loss from discontinued operations, net of tax	(1,637)	(1,610)	(31,240)

Net (loss) income	(40,621)	5,560	(19,798)
Dividends on preferred stock	—	(58)	(280)

Net (loss) income available to common shares	($40,621)	$5,502	($20,078)

Basic weighted average common shares	12,275	12,231	12,077
Dilutive stock options	—	131	230

Diluted weighted average common and common equivalent shares (1)	12,275	12,362	12,307

(Loss) earnings per common share—basic:
Continuing operations	($3.18)	$0.58	$0.92
Discontinued operations	(0.13)	(0.13)	(2.58)

Net (loss) income per common share – basic	($3.31)	$0.45	($1.66)

(Loss) earnings per common share—diluted:
Continuing operations	($3.18)	$0.58	$0.91
Discontinued operations	(0.13)	(0.13)	(2.54)

Net (loss) income per common share – diluted	($3.31)	$0.45	($1.63)

(1)  For the years ended December 31, 2003, 2002 and 2001, there were 1.4 million, 1.5 million and 0.4 million anti-dilutive or out-of-the-money stock options, respectively, that were excluded from the calculation of diluted weighted average common and common equivalent shares.

23. Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2003 and 2002:

2003	March 30	June 29	September 28 (1)	December 31 (2)

(In thousands, except per share amounts)
Net sales	$143,497	$152,978	$144,099	$155,750
Gross profit	14,622	12,605	6,242	7,357
Income (loss) from continuing operations	638	99	(31,722)	(7,999)
Loss from discontinued operations, net of tax	—	—	—	(1,637)

Net income (loss)	$638	$99	$(31,722)	$(9,636)

Basic earnings (loss) per common share:
Continuing operations	$0.05	$0.01	$(2.58)	$(0.65)
Discontinued operations	—	—	—	(0.13)

Net income (loss)	$0.05	$0.01	$(2.58)	$(0.78)

Diluted earnings (loss) per common share:
Continuing operations	$0.05	$0.01	$(2.58)	$(0.65)
Discontinued operations	—	—	—	(0.13)

Net income (loss)	$0.05	$0.01	$(2.58)	$(0.78)

2002	March 31	June 30	September 29	December 31

(In thousands, except per share amounts)
Net sales	$137,543	$152,547	$134,817	$125,616
Gross profit	14,323	19,212	14,470	10,436
Income from continuing operations	1,688	3,486	1,827	169
Loss from discontinued operations, net of tax	—	—	—	(1,610)

Net income (loss)	$1,688	$3,486	$1,827	$(1,441)

Basic earnings (loss) per common share:
Continuing operations	$0.13	$0.28	$0.15	$0.01
Discontinued operations	—	—	—	(0.13)

Net income (loss)	$0.13	$0.28	$0.15	$(0.12)

Diluted earnings (loss) per common share:
Continuing operations	$0.13	$0.28	$0.15	$0.01
Discontinued operations	—	—	—	(0.13)

Net income (loss)	$0.13	$0.28	$0.15	$(0.12)

(1)  During the quarter ended September 28, 2003, we recognized restructuring and other charges of approximately $6.4 million ($4.3 million net of tax) (see Note 21) and a goodwill impairment charge of $23.2 million (see Note 1).

(2)  During the quarter ended December 31, 2003, we recognized restructuring and other charges of approximately $8.7 million ($5.6 million net of tax) (see Note 21).

24. Condensed Consolidating Financial Information

The following tables present condensed consolidating financial information for: (a) Wolverine Tube, Inc. (the “Parent”) on a stand-alone basis; (b) on a combined basis, the guarantors of the 10.5% Senior Notes and 7.375% Senior Notes (“Subsidiary Guarantors”), which include TF Investor, Inc.; Tube Forming, L.P.; Wolverine Finance, LLC; Wolverine China Investments, LLC; Small Tube Manufacturing, LLC; Wolverine Joining Technologies, LLC; WT Holding Company, Inc. and Tube Forming Holdings, Inc.; and (c) on a combined basis, the Non-Guarantor Subsidiaries, which include Wolverine Tube (Canada) Inc.; 3072452 Nova Scotia Company; 3072453 Nova Scotia Company; 3072996 Nova Scotia Company; Wolverine Tube Canada Limited Partnership; Wolverine Tube (Shanghai) Co., Limited; Wolverine European Holdings BV; Wolverine Tube Europe BV; Wolverine Tube, BV; Wolverine Tubagem (Portugal), Lda; Wolverine Joining Technologies Canada, Inc.; Wolverine Europe; and Wolverine Asia, Limited. Each of the Subsidiary Guarantors is wholly-owned by Wolverine Tube, Inc. The guarantees issued by each of the Subsidiary Guarantors are full, unconditional, joint and several. Accordingly, separate financial statements of the wholly-owned Subsidiary Guarantors are not presented because the Subsidiary Guarantors are jointly, severally and unconditionally liable under the guarantees, and we believe separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors. Furthermore, there are no significant legal restrictions on the Parent’s ability to obtain funds from its subsidiaries by dividend or loan.

The Parent is comprised of Alabama, Oklahoma, Tennessee, and Mississippi manufacturing operations and certain corporate management, sales and marketing, information services and finance functions.

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
For the Year Ended December 31, 2003

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)
Net sales	$318,244	$123,524	$199,438	$(44,882)	$596,324
Cost of goods sold	310,968	107,229	182,183	(44,882)	555,498

Gross profit	7,276	16,295	17,255	—	40,826
Selling, general and administrative expenses	24,318	3,296	4,489		32,103
Restructuring charges	14,157	503	397		15,057

Operating (loss) income from continuing operations	(31,199)	12,496	12,369		(6,334)
Other expenses (income):
Interest expense, net	21,829	(13)	(598)		21,218
Amortization and other, net	8,915	(10,151)	3,092		1,856
Goodwill impairment	23,153	—	—		23,153

(Loss) income from continuing operations before income taxes	(85,096)	22,660	9,875		(52,561)
Income tax (benefit) provision	(20,589)	8,099	(1,087)		(13,577)

(Loss) income from continuing operations	(64,507)	14,561	10,962		(38,984)
Loss from discontinued operations, net of tax	—	—	(1,637)		(1,637)
Equity in earnings of subsidiaries	23,886	—	—	(23,886)	—

Net (loss) income	$(40,621)	$14,561	$9,325	$(23,886)	$(40,621)

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
For the Year Ended December 31, 2002

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)
Net sales	$293,035	$119,340	$177,766	$(39,618)	$550,523
Cost of goods sold	271,871	102,591	157,238	(39,618)	492,082

Gross profit	21,164	16,749	20,528	—	58,441
Selling, general and administrative expenses	24,137	2,904	3,575	—	30,616

Operating (loss) income from continuing operations	(2,973)	13,845	16,953	—	27,825
Other expenses (income):
Interest expense, net	20,489	(24)	(784)	—	19,681
Gain on extinguishment of debt	(1,349)	—	—	—	(1,349)
Amortization and other, net	4,145	(5,041)	1,904	—	1,008

Loss (income) from continuing operations before income taxes	(26,258)	18,910	15,833	—	8,485
Income tax (benefit) provision	(9,530)	7,461	3,384	—	1,315

(Loss) income from continuing operations	(16,728)	11,449	12,449	—	7,170
(Loss) income from discontinued operations, net of tax	(1,117)	(801)	308	—	(1,610)
Equity in earnings of subsidiaries	23,405	—	—	(23,405)	—

Net income	$5,560	$10,648	$12,757	$(23,405)	$5,560

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
For the Year Ended December 31, 2001

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)
Net sales	$307,498	$126,716	$178,544	$(29,644)	$583,114
Cost of goods sold	276,764	114,237	159,517	(29,644)	520,874

Gross profit	30,734	12,479	19,027	—	62,240
Selling, general and administrative expenses	23,755	4,853	3,646	—	32,254
Restructuring and other charges	1,089	397	60	—	1,546

Operating income from continuing operations	5,890	7,229	15,321	—	28,440
Other expenses (income):
Interest expense, net	14,895	(153)	(1,642)	—	13,100
Amortization and other, net	2,515	(4,483)	1,521	—	(447)

(Loss) income from continuing operations before income taxes	(11,520)	11,865	15,442	—	15,787
Income tax (benefit) provision	(4,674)	4,893	4,126	—	4,345

(Loss) income from continuing operations	(6,846)	6,972	11,316	—	11,442
Loss from discontinued operations, net of tax	—	—	(31,240)	—	(31,240)
Equity in losses of subsidiaries	(12,952)	—	—	12,952	—

Net (loss) income	$(19,798)	$6,972	$(19,924)	$12,952	$(19,798)

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
December 31, 2003

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)
Assets
Current assets
Cash and equivalents	$8,530	$—	$37,559	$—	$46,089
Accounts receivable, net	7,119	54,931	24,775	—	86,825
Inventories	45,833	33,139	29,033	—	108,005
Prepaid expenses and other	12,156	408	218	—	12,782

Total current assets	73,638	88,478	91,585	—	253,701
Property, plant and equipment, net	126,642	30,838	41,062	—	198,542
Deferred charges, net	13,087	291	1,392	—	14,770
Goodwill, net	—	75,505	1,654	—	77,159
Assets held for sale	3,100	—	1,697	—	4,797
Investments	4,289	—	—	—	4,289
Investments in subsidiaries	409,796	302	—	(410,098)	—

Total assets	$630,552	$195,414	$137,390	$(410,098)	$553,258

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$17,813	$12,966	$16,724	$—	$47,503
Accrued liabilities	15,441	8,073	6,273	—	29,787
Short-term borrowings	—	—	1,502	—	1,502
Intercompany balances	131,590	(123,304)	(8,286)	—	—

Total current liabilities	164,844	(102,265)	16,213	—	78,792
Deferred income taxes	3,098	7,385	(10,124)	—	359
Long-term debt	253,107	—	1,177	—	254,284
Pension liabilities	18,594	—	3,722	—	22,316
Postretirement benefit obligation	10,406	—	6,589	—	16,995
Accrued environmental remediation	1,152	—	9	—	1,161

Total liabilities	451,201	(94,880)	17,586	—	373,907

Stockholders’ equity	179,351	290,294	119,804	(410,098)	179,351

Total liabilities and stockholders’ equity	$630,552	$195,414	$137,390	$(410,098)	$553,258

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

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Year Ended December 31, 2003

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)
Operating Activities
(Loss) income from continuing operations	$(40,621)	$14,561	$10,962	$(23,886)	$(38,984)
Depreciation and amortization	12,532	3,538	2,939	—	19,009
Deferred income taxes	(11,776)	—	(765)	—	(12,541)
Other non-cash items	316	50	—	—	366
Non-cash portion of restructuring charge	11,690	326	—	—	12,016
Goodwill impairment	23,153	—	—	—	23,153
Equity in earnings of subsidiaries	(23,886)	—	—	23,886	—
Changes in operating assets and liabilities	13,889	(11,217)	(5,442)	—	(2,770)

Net cash (used for) provided by operating activities	(14,703)	7,258	7,694	—	249
Investing Activities
Additions to property, plant and equipment	(4,450)	(634)	(885)	—	(5,969)
Investments in rabbi trust	(4,289)	—	—	—	(4,289)
Other	6	—	6	—	12

Net cash used for investing activities	(8,733)	(634)	(879)	—	(10,246)
Financing Activities
Financing fees and expenses paid	(52)	—	—	—	(52)
Net (payments) borrowings on revolving credit facilities	(551)	551	(1,122)	—	(1,122)
Intercompany borrowings (payments)	9,915	(7,175)	(2,740)	—	—
Other financing activities	—	—	(6)	—	(6)

Net cash provided by (used for) financing activities	9,312	(6,624)	(3,868)	—	(1,180)
Effect of exchange rate on cash and equivalents	193	—	2,452	—	2,645

Net cash (used for) provided by continuing operations	(13,931)	—	5,399	—	(8,532)
Net cash provided by discontinued operations	—	—	701	—	701

Net (decrease) increase in cash and equivalents	(13,931)	—	6,100	—	(7,831)
Cash and equivalents at beginning of period	22,461	—	31,459	—	53,920

Cash and equivalents at end of period	$8,530	$—	$37,559	$—	$46,089

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Year Ended December 31, 2002

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)
Operating Activities
Income from continuing operations	$6,677	$11,449	$12,449	$(23,405)	$7,170
Depreciation and amortization	12,392	3,381	2,643	—	18,416
Other non-cash items	(4,623)	2,720	244	—	(1,659)
Equity in earnings of subsidiaries	(23,405)	—	—	23,405	—
Changes in operating assets and liabilities	13,267	2,638	1,604	—	17,509

Net cash provided by operating activities	4,308	20,188	16,940	—	41,436
Investing Activities
Additions to property, plant and equipment	(5,120)	(986)	(1,641)	—	(7,747)
Other	(1)	—	1	—	—

Net cash used for investing activities	(5,121)	(986)	(1,640)	—	(7,747)
Financing Activities
Financing fees and expenses paid	(8,687)	—	—	—	(8,687)
Net payments on revolving credit facilities	(97,907)	—	(465)	—	(98,372)
Intercompany borrowings (payments)	27,309	(18,351)	(8,958)	—	—
Net increase in note payable	—	—	2,021	—	2,021
Proceeds from issuance of senior notes	118,546	—	—	—	118,546
Retirement of senior notes	(13,901)	—	—	—	(13,901)
Issuance of common stock	89	—	—	—	89
Redemption of preferred stock	(1,000)	—	—	—	(1,000)
Dividends paid on preferred stock	(58)	—	—	—	(58)

Net cash provided by (used for) financing activities	24,391	(18,351)	(7,402)	—	(1,362)
Effect of exchange rate on cash and equivalents	—	(50)	924	—	874

Net cash provided by continuing operations	23,578	801	8,822	—	33,201
Net cash used for discontinued operations	(1,117)	(801)	(102)	—	(2,020)

Net increase in cash and equivalents	22,461	—	8,720	—	31,181
Cash and equivalents at beginning of period	—	—	22,739	—	22,739

Cash and equivalents at end of period	$22,461	$—	$31,459	$—	$53,920

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Year Ended December 31, 2001

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)
Operating Activities
Income (loss) from continuing operations	$(19,798)	$6,972	$11,316	$12,952	$11,442
Depreciation and amortization	11,029	5,393	2,257	—	18,679
Non-cash portion of restructuring and other charges	889	642	—	—	1,531
Other non-cash items	(735)	(2,583)	1,823	—	(1,495)
Equity in earnings of subsidiaries	12,952	—	—	(12,952)	—
Changes in operating assets and liabilities	5,937	(7,849)	(1,598)	—	(3,510)

Net cash provided by operating activities	10,274	2,575	13,798	—	26,647
Investing Activities
Additions to property, plant and equipment	(19,441)	(1,447)	(6,724)	—	(27,612)
Other	(1,530)	3	(74)	—	(1,601)

Net cash used for investing activities	(20,971)	(1,444)	(6,798)	—	(29,213)
Financing Activities
Net borrowings on revolving credit facilities	16,505	—	219	—	16,724
Intercompany borrowings (payments)	(5,658)	(1,131)	6,789	—	—
Net decrease in note payable	—	—	(320)	—	(320)
Issuance of common stock	130	—	—	—	130
Dividends paid on preferred stock	(280)	—	—	—	(280)

Net cash provided by (used for) financing activities	10,697	(1,131)	6,688	—	16,254
Effect of exchange rate on cash and equivalents	—	—	(1,139)	—	(1,139)

Net cash provided by continuing operations	—	—	12,549	—	12,549
Net cash used for discontinued operations	—	—	(13,268)	—	(13,268)

Net decrease in cash and equivalents	—	—	(719)	—	(719)
Cash and equivalents at beginning of period	—	—	23,458	—	23,458

Cash and equivalents at end of period	$—	$—	$22,739	$—	$22,739

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Shareholders
Wolverine Tube, Inc.

We have audited the accompanying consolidated balance sheets of Wolverine Tube, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wolverine Tube, Inc. and Subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in fiscal 2002 the Company changed its method of accounting for goodwill.

/s/ Ernst & Young LLP
February 26, 2004
Birmingham, Alabama

Wolverine Tube, Inc. and Subsidiaries
Schedule II—Valuation and Qualifying Accounts

	Balance	Charged to	Charged to			Balance at
	Beginning of	Cost and	Other			End of
Description	Period	Expenses	Accounts	Deductions		Period

(In thousands)
Year ended December 31, 2003:
Deducted from assets accounts:
Reserve for sales returns and allowances	$508	$327	$—	$(177	)(1)	$658
Allowances for doubtful accounts	481	238	(247)	(35	)(2)	437

Year ended December 31, 2002:
Deducted from assets accounts:
Reserve for sales returns and allowances	699	249	(187)	(253	)(1)	508
Allowances for doubtful accounts	1,823	492	—	(1,834	)(2)	481
Year ended December 31, 2001:
Deducted from assets accounts:
Reserve for sales returns and allowances	494	358	(153)	—		699
Allowances for doubtful accounts	439	1,697	(112)	$(201	)(2)	1,823

(1)	Reduction of reserve, net of translation adjustments, for actual sales returns and allowances.

(2)	Uncollectible accounts written off from both continuing and discontinued operations, net of translation adjustments and recoveries.

S-1

Exhibit Index

Number		Sequential
Exhibit	Description	Page Number
3.3	Secretary’s Certificate dated February 6, 2004 attached to a complete copy of the Bylaws of the Company as amended May 22, 1997.

21	List of Subsidiaries

23	Consent of Ernst & Young LLP, Independent Auditors

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.