Form 10-Q
period 2004-04-04
WOLVERINE TUBE INC
filed 2004-05-12
CIK 821407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 4, 2004

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________.

Commission file number 1-12164

WOLVERINE TUBE, INC.

(Exact name of registrant as specified in its charter)

Delaware	63-0970812

(State of Incorporation)	(IRS Employer Identification No.)

200 Clinton Avenue West, Suite 1000
Huntsville, Alabama	35801

(Address of Principal Executive Offices)	(Zip Code)

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

YES ☒       NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒       NO ☐

Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date:

Class	Outstanding as of April 30, 2004

Common Stock, $0.01 Par Value	12,314,816 shares

FORM 10-Q

QUARTERLY REPORT

		Page No.
	PART I
Item 1.	Financial Statements
	Condensed Consolidated Statements of Income (Unaudited)—
	Three-Month Periods Ended April 4, 2004 and March 30, 2003	1
	Condensed Consolidated Balance Sheets
	April 4, 2004 (Unaudited) and December 31, 2003	2
	Condensed Consolidated Statements of Cash Flows (Unaudited)—
	Three-Month Periods Ended April 4, 2004 and March 30, 2003	3
	Notes to Condensed Consolidated Financial Statements (Unaudited)	4
Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	27
	PART II
Item 1.	Legal Proceedings	28
Item 6.	Exhibits and Reports on Form 8-K	28
EX-10.1 AMENDMENT NO. 4 TO CREDIT AGREEMENT
EX-10.2 CONSIGNMENT AND TRADING LINE AGREEMENT
EX-10.3 AMENDMENT NO. 1 TO AGREEMENT
EX-10.4 AMENDMENT NO. 2 TO AGREEMENT
EX-10.5 AMENDMENT NO. 3 TO AGREEMENT
EX-10.6 AMENDMENT NO. 4 TO AGREEMENT
EX-10.7 AMENDMENT NO. 5 TO AGREEMENT
EX-10.8 AMENDMENT NO. 6 TO AGREEMENT
EX-10.9 AMENDMENT NO. 7 TO AGREEMENT
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

ITEM 1. FINANCIAL STATEMENTS

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Statements of Income
(Unaudited)

	Three-month period ended:
	April 4, 2004	March 30, 2003
(In thousands except per share amounts)
Net sales	$205,805	$143,497
Cost of goods sold	188,320	128,875

Gross profit	17,485	14,622
Selling, general and administrative expenses	9,437	8,142
Restructuring charges	571	—

Income from operations	7,477	6,480
Other expenses:
Interest expense, net	5,070	5,178
Amortization and other, net	668	542

Income before income taxes	1,739	760
Income tax provision	371	122

Net income	$1,368	$638

Net income per common share – basic	$0.11	$0.05
Basic weighted average number of common shares	12,289	12,262
Net income per common share – diluted	$0.11	$0.05
Diluted weighted average number of common and common equivalent shares	12,534	12,398

See Notes to Condensed Consolidated Financial Statements.

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	April 4, 2004	December 31, 2003
(In thousands except share and per share amounts)	(Unaudited)	(Note)
Assets
Current assets
Cash and equivalents	$31,606	$46,089
Accounts receivable, net	119,101	86,825
Inventories	118,361	108,005
Prepaid expenses and other	16,467	12,782

Total current assets	285,535	253,701
Property, plant and equipment, net	194,904	198,542
Deferred charges, net	15,450	14,770
Goodwill, net	77,133	77,159
Assets held for sale	4,008	4,797
Prepaid pensions and other	4,365	4,289

Total assets	$581,395	$553,258

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$62,488	$47,503
Accrued liabilities	19,384	29,787
Short-term borrowings	1,315	1,502

Total current liabilities	83,187	78,792
Deferred income taxes	538	359
Long-term debt	274,474	254,284
Pension liabilities	23,307	22,316
Postretirement benefit obligation	16,990	16,995
Accrued environmental remediation	1,119	1,161

Total liabilities	399,615	373,907
Stockholders’ equity
Common stock, par value $0.01 per share; 40,000,000 shares authorized; 14,363,951 and 14,344,806 shares issued as of April 4, 2004 and December 31, 2003, respectively	144	143
Additional paid-in capital	103,314	103,339
Retained earnings	125,294	123,926
Unearned compensation	(110)	(172)
Accumulated other comprehensive loss	(9,487)	(10,510)
Treasury stock, at cost; 2,063,800 shares as of April 4, 2004 and December 31, 2003	(37,375)	(37,375)

Total stockholders’ equity	181,780	179,351

Total liabilities and stockholders’ equity	$581,395	$553,258

Note:	The Balance Sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. See Notes to Condensed Consolidated Financial Statements.

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three-month period ended:
	April 4, 2004	March 30, 2003
(In thousands)
Operating Activities
Net income	$1,368	$638
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	4,668	4,617
Deferred income taxes	9	38
Other non-cash items	2,953	83
Changes in operating assets and liabilities:
Accounts receivable, net	(32,532)	(18,887)
Inventories	(11,335)	(8,014)
Refundable income taxes	(180)	(954)
Prepaid expenses and other	(4,718)	(1,595)
Accounts payable	14,964	3,963
Accrued liabilities including pension, postretirement benefit and environmental	(7,810)	1,246

Net cash used for operating activities	(32,613)	(18,865)
Investing Activities
Additions to property, plant and equipment	(1,337)	(872)
Financing Activities
Financing fees and expenses paid	(86)	(27)
Net borrowings on revolving credit facilities	20,000	145
Redemption of common stock	(43)	—
Other financing activities	(186)	—

Net cash provided by financing activities	19,685	118
Effect of exchange rate on cash and equivalents	(771)	1,273

Net cash used for continuing operations	(15,036)	(18,346)
Net cash provided by (used for) discontinued operations	552	(408)

Net decrease in cash and equivalents	(14,484)	(18,754)
Cash and equivalents at beginning of period	46,090	53,920

Cash and equivalents at end of period	$31,606	$35,166

See Notes to Condensed Consolidated Financial Statements.

Wolverine Tube, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
April 4, 2004
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Wolverine Tube, Inc. (the “Company”) and its majority-owned subsidiaries after elimination of significant intercompany accounts and transactions. References to the “Company”, “we” or “us” refer to Wolverine Tube, Inc. and its consolidated subsidiaries, unless the context otherwise requires. The accompanying condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying condensed consolidated financial statements (and all information in this report) have not been examined by independent auditors; but, in the opinion of management, all adjustments, which consist of normal recurring accruals necessary for a fair presentation of the results for the periods, have been made. The results of operations for the three-month period ended April 4, 2004 is not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2003.

We use our internal operational reporting cycle for quarterly financial reporting.

NOTE 2. CONTINGENCIES

We are subject to extensive environmental regulations imposed by federal, state, provincial and local authorities in the United States, Canada, China and Portugal with respect to emissions to air, discharges to waterways, and the generation, handling, storage, transportation, treatment and disposal of waste materials, and we have received various communications from regulatory authorities concerning environmental matters. We have accrued undiscounted estimated environmental remediation costs of $1.1 million at April 4, 2004, consisting primarily of $0.2 million for the Decatur, Alabama facility and $0.9 million for the Ardmore, Tennessee facility. Based on information currently available, we believe that the ultimate costs for these matters are not reasonably likely to have a material effect on our business, financial condition or results of operations. However, actual costs related to environmental matters could differ materially from the amounts we estimated and accrued at April 4, 2004 and could result in additional exposure if these environmental matters are not resolved as anticipated.

NOTE 3. INVENTORIES

Inventories are as follows:

	April 4, 2004	December 31, 2003
(In thousands)
Finished products	$36,221	$34,082
Work-in-process	34,943	27,484
Raw materials	19,994	17,083
Supplies	27,203	29,356

Totals	$118,361	$108,005

NOTE 4. CONSOLIDATED INTEREST EXPENSE, NET

Consolidated interest expense is net of interest income and capitalized interest of $97 thousand and $24 thousand, respectively, for the three-month period ended April 4, 2004, and $151 thousand and $17 thousand, respectively, for the three-month period ended March 30, 2003.

NOTE 5. DEBT

Long-term debt consists of the following:

	April 4, 2004	December 31, 2003
(In thousands)
Secured Revolving Credit Facility	$20,000	—
Senior Notes, 10.5%, due April 2009	118,000	$118,000
Discount on 10.5% Senior Notes, original issue discount amortized over 7 years	(1,018)	(1,069)
Senior Notes, 7.375%, due August 2008	136,470	136,308
Discount on 7.375% Senior Notes, original issue discount amortized over 10 years	(125)	(132)
Netherlands facility, 4.625% due on demand	1,022	1,201
Other foreign facilities	1,440	1,478

	275,789	255,786
Less short-term borrowings	(1,315)	(1,502)

Totals	$274,474	$254,284

As of April 4, 2004, we had borrowed $20.0 million under our secured revolving credit facility. We had approximately $7.9 million of standby letters of credit issued under the secured revolving credit facility and approximately $9.6 million (subject to a $2.0 million excess availability requirement) in additional borrowing availability thereunder.

In October 2002, we completed an interest rate swap on $50 million notional amount of our 7.375% Senior Notes. The interest rate swap resulted in a reduction to interest expense in the first quarters of 2004 and 2003 of $280 thousand and $250 thousand, respectively.

On March 31, 2004, the Company amended its secured revolving credit facility to extend the term for an additional two years to March of 2007. In addition, certain covenants were modified. Those covenants of significance which were modified include lowering the Fixed Charge

Coverage Ratios and the Minimum Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and certain restrictions on the annual amount of capital expenditures.

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

	Three-month period ended:
	April 4, 2004	March 30, 2003
(In thousands, except per share amounts)
Net income, as reported	$1,368	$638
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(56)	(203)

Pro forma net income	$1,312	$435

Earnings per share:
Basic – as reported	$0.11	$0.05
Basic – pro forma	$0.11	$0.04
Diluted – as reported	$0.11	$0.05
Diluted – pro forma	$0.11	$0.04

NOTE 7. COMPREHENSIVE INCOME

Comprehensive income is as follows:

	Three-month period ended:
	April 4, 2004	March 30, 2003
(In thousands)
Net income	$1,368	$638
Translation adjustment for financial statements denominated in a foreign currency	(1,819)	5,403
Unrealized gain on cash flow hedges, net of tax	2,816	317
Minimum pension liability adjustment, net of tax	26	(108)

Comprehensive income	$2,391	$6,250

NOTE 8. RESTRUCTURING CHARGES

In the third quarter of 2003, the Company announced its intention to close its Booneville, Mississippi facility and did so in December of 2003. Accordingly, the Company recorded a restructuring charge in the amount of $10.4 million and established a reserve for certain items associated with the write-down of impaired assets, relocation of equipment, severance and other people related costs. Given the strong start to the 2004 HVAC cooling season and normal seasonal demands, the Company is evaluating and testing the possibility of using a limited number of assets at the Booneville, Mississippi facility to provide additional capacity to meet increased demand. This is a temporary measure that, if implemented, will occur through mid to late summer 2004 and does not change the Company’s strategy regarding this facility. In the fourth quarter of 2003, we charged $6.8 million against the reserve leaving a balance in the reserve at December 31, 2003 of $3.5 million. In the first quarter of 2004, we charged $3.2 million against the reserve, related to the impaired assets, relocation of equipment, severance and other employee related costs, the cost of terminating certain operating leases and preparing the facility for sale, leaving a balance in the reserve at April 4, 2004 of $304 thousand for outstanding charges.

Further, in accordance with FAS 146, regarding the Booneville, Mississippi facility closure, the Company recognized restructuring expenses in the first quarter of 2004 of $329 thousand, mostly costs related to maintaining the facility, terminating leases and other costs associated with removing equipment and preparing the facility for eventual sale.

Also in the third quarter of 2003, the Company formalized a workforce reduction program affecting approximately 200 employees. During the first quarter of 2004, in accordance with FAS 146, the Company recognized costs of $176 thousand for severance, medical and other separation related expenditures associated with this workforce reduction program.

Finally, in the first quarter of 2004, the Company recognized charges of $46 thousand related to carrying costs and other closing related matters regarding its closed Roxboro, North Carolina facility and $20 thousand in other restructuring related issues.

In total, in the first quarter of 2004 the Company recorded restructuring expenses of $571 thousand pre-tax ($377 thousand net of tax).

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

Summarized financial information concerning our reportable segments is shown in the following table:

			Rod, Bar
Three-month period ended	Commercial	Wholesale	& Other	Consolidated
(In thousands)
April 4, 2004
Net sales	$144,926	$45,574	$15,305	$205,805
Gross profit	14,903	1,746	836	17,485

March 30, 2003
Net sales	$110,320	$23,937	$9,240	$143,497
Gross profit	13,778	64	780	14,622

NOTE 10. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three-month period ended:
	April 4, 2004	March 30, 2003
(In thousands, except per share data)
Net income	$1,368	$638

Basic weighted average common shares	12,289	12,262
Stock options and restricted shares	245	136

Diluted weighted average common and common equivalent shares	12,534	12,398

Net income per common share – basic	$0.11	$0.05

Net income per common share – diluted	$0.11	$0.05

NOTE 11. DISCONTINUED OPERATIONS

During the year ended December 31, 2001, we decided to discontinue the operations of Wolverine Ratcliffs, Inc. (“WRI”), which were previously included in the rod, bar and other products segment. Accordingly, the operating results of WRI are reported in discontinued operations in the consolidated financial statements. In 2002, we stopped all manufacturing operations of WRI, liquidated substantially all of its inventory and net receivables and began liquidating the equipment. In the first quarter of 2004, we sold the remainder of the equipment for $0.8 million leaving only the land and building as assets held for resale. We are currently evaluating the sale or lease of the land and building and would like to conclude a transaction in 2004.

There were no operating results of the discontinued WRI operations in the first quarter of 2004 charged to the previously established reserves. There were charges of $25 thousand related to sales returns in operations in the first quarter of 2003.

Assets and liabilities of the discontinued WRI operations have been reflected in the consolidated balance sheets as current or non-current based on the original classification of these accounts, net of any necessary valuation allowances, except that property, plant and equipment to be disposed in the amount of $0.9 million, net of a necessary valuation allowance, have been included in assets held for sale. Although we believe we have appropriately reduced the carrying value of the assets to their estimated recoverable amounts, net of disposal costs where appropriate, actual results could be different and the difference will be reported in discontinued operations in future periods.

Net liabilities of the discontinued WRI operations are as follows:

	April 4, 2004	December 31, 2003
(In thousands)
Assets held for sale	908	$1,697
Other assets	23	26
Current liabilities	(957)	(1,185)
Other liabilities	(1,077)	(1,096)

Net liabilities of discontinued operations	$(1,103)	$(558)

Subsequent to April 4, 2004, the Other liabilities shown above, in the amount of $1.1 million and $0.6 million of the Current liabilities were satisfied by the purchase of annuity contracts equivalent to the net present value of WRI’s pension obligation for all covered employees. The total amount paid for the annuity contracts was $1.7 million.

NOTE 12. PENSION EXPENSE

U.S. Qualified Retirement Plan

A summary of the components of net periodic pension cost for the U.S. Retirement Plan for the quarters ended April 4, 2004 and March 30, 2003 is as follows:

	Three-month period ended:
(In thousands)	April 4, 2004	March 30, 2003
Service cost	$1,135	$960
Interest cost	2,393	2,214
Expected return on plan assets	(2,799)	(2,434)
Amortization of prior service cost	30	33
Amortization of net actuarial loss	341	267
Effect of curtailment	—	25
PBGC Premium (underfunded plan)	58	—

Net periodic pension cost	$1,158	$1,065

U.S. Nonqualified Retirement Plan

A summary of the components of net periodic pension cost for the Supplemental Benefit Restoration Plan and the Supplemental Executive Retirement Plan for the quarters ended April 4, 2004 and March 30, 2003 is as follows:

	Three-month period ended:
(In thousands)	April 4, 2004	March 30, 2003
Service cost	$48	$37
Interest cost	115	104
Amortization of prior service cost	92	89

Net periodic pension cost	$255	$230

Canadian Plans

A summary of the components of net periodic pension cost for the Canadian pension plans for the years ended December 31 are as follows:

	Three-month period ended:
(In thousands)	April 4, 2004	March 30, 2003
Service cost	$150	$94
Interest cost	357	227
Expected return on plan assets	(325)	(206)
Amortization of prior service cost	25	15
Amortization of net actuarial loss	44	19

Net periodic pension cost	$251	$149

Postretirement benefit obligation

A summary of the components of net periodic expense for the postretirement benefit cost for the quarters ended April 4, 2004 and March 30, 2003 is as follows:

	Three-month period ended:
(In thousands)	April 4, 2004	March 30, 2003
Service cost	$183	$135
Interest cost	255	210
Amortization of prior service cost	38	28
Amortization of deferred gain	5	(16)
Effect of special termination benefits	—	19
Effect of curtailment	—	4

Net periodic pension cost	$481	$380

On December 8, 2003, a law adding a prescription drug benefit for Medicare-eligible retirees beginning in 2006 was adopted. We anticipate that the benefit we will be required to pay in 2006 will be lower as a result of the new Medicare provision. However, the retiree medical costs reported above does not reflect the impact of this legislation. Deferring the recognition of the new Medicare provision’s impact is permitted by Financial Accounting Standard Board Staff

Position 106-1 due to open questions about certain matters. The final guidance could require changes to previously reported information.

NOTE 13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed consolidating financial information for: (a) Wolverine Tube, Inc. (the “Parent”) on a stand-alone basis; (b) on a combined basis, the guarantors of the 10.5% Senior Notes and 7.375% Senior Notes (“Subsidiary Guarantors”), which include TF Investor, Inc.; Tube Forming, L.P.; Wolverine Finance, LLC; Wolverine China Investments, LLC; Small Tube Manufacturing, LLC; Wolverine Joining Technologies, LLC; WT Holding Company, Inc. and Tube Forming Holdings, Inc.; and (c) on a combined basis, the Non-Guarantor Subsidiaries, which include Wolverine Tube (Canada) Inc.; 3072452 Nova Scotia Company; 3072453 Nova Scotia Company; 3072996 Nova Scotia Company; Wolverine Tube Canada Limited Partnership; Wolverine Tube (Shanghai) Limited; Wolverine European Holdings BV; Wolverine Tube Europe BV; Wolverine Tube, BV; Wolverine Tubagem (Portugal), Lda; Wolverine Joining Technologies Canada, Inc.; Wolverine Europe (EURL); and Wolverine Asia Limited. Each of the Subsidiary Guarantors is wholly-owned by Wolverine Tube, Inc. The guarantees issued by each of the Subsidiary Guarantors are full, unconditional, joint and several. Accordingly, separate financial statements of the wholly-owned Subsidiary Guarantors are not presented because the Subsidiary Guarantors are jointly, severally and unconditionally liable under the guarantees, and we believe separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors. Furthermore, there are no significant legal restrictions on the Parent’s ability to obtain funds from its subsidiaries by dividend or loan.

The Parent is comprised of Alabama, Oklahoma, Tennessee, and Mississippi manufacturing operations and certain corporate management, sales and marketing, information services and finance functions.

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
For the Three Months Ended April 4, 2004

(Unaudited)

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
(In thousands)
Net sales	$109,005	$41,920	$70,595	$(15,715)	$205,805
Cost of goods sold	102,725	35,431	65,879	(15,715)	188,320

Gross profit	6,280	6,489	4,716	—	17,485
Selling, general and administrative expenses	7,549	767	1,121	—	9,437
Restructuring charges	571	—	—	—	571

Income (loss) from operations	(1,840)	5,722	3,595	—	7,477
Other (income) expenses:
Interest expense, net	5,212	(10)	(132)	—	5,070
Amortization and other, net	3,030	(3,294)	932	—	668

Income (loss) before income taxes	(10,082)	9,026	2,795	—	1,739
Income tax provision (benefit)	(3,435)	3,255	551	—	371

Income (loss) net of tax	(6,647)	5,771	2,244	—	1,368

Equity in earnings of subsidiaries	8,015	—	—	(8,015)	—

Net income	$1,368	$5,771	$2,244	$(8,015)	$1,368

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
For the Three Months Ended March 30, 2003

(Unaudited)

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
(In thousands)
Net sales	$76,763	$32,479	$46,030	$(11,775)	$143,497
Cost of goods sold	71,328	27,858	41,464	(11,775)	128,875

Gross profit	5,435	4,621	4,566	—	14,622
Selling, general and administrative expenses	6,310	800	1,032	—	8,142

Operating income (loss)	(875)	3,821	3,534	—	6,480
Other (income) expenses:
Interest expense, net	5,257	(3)	(76)	—	5,178
Amortization and other, net	2,169	(2,988)	1,361	—	542

Income (loss) before income taxes	(8,301)	6,812	2,249	—	760
Income tax provision (benefit)	(2,783)	2,496	409	—	122

Income (loss) net of tax	(5,518)	4,316	1,840	—	638

Equity in earnings of subsidiaries	6,156	—	—	(6,156)	—

Net income	$638	$4,316	$1,840	$(6,156)	$638

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
April 4, 2004

(Unaudited)

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
(In thousands)
Assets
Current assets
Cash and equivalents	$7,309	$—	$24,297	$—	$31,606
Accounts receivable, net	7,206	75,841	36,054	—	119,101
Inventories	52,103	36,073	30,185	—	118,361
Prepaid expenses and other	14,702	1,472	293	—	16,467

Total current assets	81,320	113,386	90,829	—	285,535
Property, plant and equipment, net	125,364	29,844	39,696	—	194,904
Deferred charges, net	12,794	257	2,399	—	15,450
Goodwill, net	—	75,504	1,629	—	77,133
Assets held for sale	3,100	—	908	—	4,008
Prepaid pensions and other	4,292	—	73	—	4,365
Investments in subsidiaries	416,019	302	—	(416,321)	—

Total assets	$642,889	$219,293	$135,534	$(416,321)	$581,395

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$27,072	$17,227	$18,189	$—	$62,488
Accrued liabilities	2,146	9,669	7,569	—	19,384
Short-term borrowings	—	—	1,315	—	1,315
Intercompany balances	124,016	(111,052)	(12,964)	—	—

Total current liabilities	153,234	(84,156)	14,109	—	83,187
Deferred income taxes	3,098	7,385	(9,945)	—	538
Long-term debt	273,326	—	1,148	—	274,474
Pension liabilities	19,938	—	3,369	—	23,307
Postretirement benefit obligation	10,404	—	6,586	—	16,990
Accrued environmental remediation	1,110	—	9	—	1,119
Total liabilities	461,110	(76,771)	15,276	—	399,615

Stockholders’ equity	181,779	296,064	120,258	(416,321)	181,780

Total liabilities and stockholders’ equity	$642,889	$219,293	$135,534	$(416,321)	$581,395

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
December 31, 2003

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
(In thousands)
Assets
Current assets
Cash and equivalents	$8,530	$—	$37,559	$—	$46,089
Accounts receivable, net	7,119	54,931	24,775	—	86,825
Inventories	45,833	33,139	29,033	—	108,005
Prepaid expenses and other	12,156	408	218	—	12,782

Total current assets	73,638	88,478	91,585	—	253,701
Property, plant and equipment, net	126,642	30,838	41,062	—	198,542
Deferred charges, net	13,087	291	1,392	—	14,770
Goodwill, net	—	75,505	1,654	—	77,159
Assets held for sale	3,100	—	1,697	—	4,797
Investments	4,289	—	—	—	4,289

Investments in subsidiaries	409,796	302	—	(410,098)	—

Total assets	$630,552	$195,414	$137,390	$(410,098)	$553,258

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$17,813	$12,966	$16,724	$—	$47,503
Accrued liabilities	15,441	8,073	6,273	—	29,787
Short-term borrowings	—	—	1,502	—	1,502
Intercompany balances	131,590	(123,304)	(8,286)	—	—

Total current liabilities	164,844	(102,265)	16,213	—	78,792
Deferred income taxes	3,098	7,385	(10,124)	—	359
Long-term debt	253,107	—	1,177	—	254,284
Pension liabilities	18,594	—	3,722	—	22,316
Postretirement benefit obligation	10,406	—	6,589	—	16,995
Accrued environmental remediation	1,152	—	9	—	1,161
Total liabilities	451,201	(94,880)	17,586	—	373,907

Stockholders’ equity	179,351	290,294	119,804	(410,098)	179,351

Total liabilities and stockholders’ equity	$630,552	$195,414	$137,390	$(410,098)	$553,258

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Three Months ended April 4, 2004

(Unaudited)

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
(In thousands)
Operating Activities
Net income (loss)	$1,368	$5,770	$2,245	$(8,015)	$1,368
Depreciation and amortization	2,963	901	804	—	4,668
Other non-cash items	2,938	15	9	—	2,962
Equity in earnings of subsidiaries	(8,015)	—	—	8,015	—
Changes in operating assets and liabilities	(11,525)	(19,031)	(11,055)	—	(41,611)

Net cash (used for) provided by operating activities	(12,271)	(12,345)	(7,997)	—	(32,613)
Investing Activities
Additions to property, plant and equipment	(1,255)	(176)	(176)	—	(1,337)
Financing Activities
Financing fees and expenses paid	(86)	—	—	—	(86)
Net borrowings (payments) on revolving credit facilities	20,000	—	—	—	20,000
Intercompany borrowings (payments)	(7,692)	12,790	(5,098)	—	—
Issuance of common stock	(43)	—	—	—	(43)
Other financing activities	531	(531)	(186)	—	(186)

Net cash provided by (used for) financing activities	12,710	12,259	(5,284)	—	19,685
Effect of exchange rate on cash and equivalents	(413)	—	(358)	—	(771)

Net cash (used for) provided by continuing operations	(1,229)	8	(13,815)	—	(15,036)
Net cash provided by discontinued operations	—	—	552	—	552

Net (decrease) increase in cash and equivalents	(1,229)	8	(13,263)	—	(14,484)
Cash and equivalents at beginning of period	8,536	(6)	37,560	—	46,090

Cash and equivalents at end of period	$7,307	$2	$24,297	$—	$31,606

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Three Months ended March 30, 2003

(Unaudited)

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
(In thousands)
Operating Activities
Net income (loss)	$638	$4,316	$1,840	$(6,156)	$638
Depreciation and amortization	3,056	857	704	—	4,617
Other non-cash items	73	10	38	—	121
Equity in earnings of subsidiaries	(6,156)	—	—	6,156	—
Changes in operating assets and liabilities	(7,060)	(12,274)	(4,907)	—	(24,241)

Net cash used for operating activities	(9,449)	(7,091)	(2,325)	—	(18,865)
Investing Activities
Additions to property, plant and equipment	(486)	(143)	(243)	—	(872)
Financing Activities
Financing fees and expenses paid	(27)	—	—	—	(27)
Net borrowings (payments) on revolving credit facilities	(392)	392	145	—	145
Intercompany borrowings (payments)	(323)	6,842	(6,519)	—	—

Net cash provided by (used for) financing activities	(742)	7,234	(6,374)	—	118
Effect of exchange rate on cash and equivalents	—	—	1,273	—	1,273

Net cash used for continuing operations	(10,677)	—	(7,669)	—	(18,346)
Net cash used for discontinued operations	—	—	(408)	—	(408)

Net decrease in cash and equivalents	(10,677)	—	(8,077)	—	(18,754)
Cash and equivalents at beginning of period	22,461	—	31,459	—	53,920

Cash and equivalents at end of period	$11,784	$—	$23,382	$—	$35,166

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our results of operations and financial condition. This discussion should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto.

OVERVIEW

In the first quarter of 2004, we experienced a steady improvement in all of our business segments as the overall business environment strengthened. For the quarter, net income was $1.4 million or $0.11 per diluted share compared with net income of $0.6 million or $0.05 per diluted share in the first quarter of 2003. This improvement includes $0.4 million (net of tax) or $0.03 per share of restructuring charges. These charges relate mostly to the previously announced Booneville, Mississippi facility closure and workforce reduction program.

Several favorable factors, some external to Wolverine and some internal to the Company, were the main drivers for this improvement. Clearly, a strengthening business environment translated into stronger results, given our strong market and global positions. Our wholesale market strategy has resulted in expanded distribution channels in the United States and allowed us to maintain our strong Canadian market position. Growth in commercial construction, in both the United States and Canada, provided for increased demand and improved pricing in the commodity product segment.

The continuing trend to outsource non-core manufacturing processes by our original equipment manufacturer customer base is spurring strong growth in our fabricated products business. Wolverine’s geographic expansion has resulted in increased sales not only to our North American customers with operations in Asia and Europe, but also to customers indigenous to those geographies, which we have not previously been able to service.

We have achieved improvements in manufacturing efficiencies and productivity, although they are masked by the strong Canadian dollar and the translation impact that this has on our reported cost to manufacture. The translation impact of the weaker U.S. dollar versus the Canadian dollar increased our reported cost by $2.4 million, while our revenue increased $1.2 million, as approximately fifty percent of the products manufactured in our Canadian operations are sold into the United States and are denominated in U.S. dollars.

Looking ahead, we believe that the second quarter of 2004 will show a sharp improvement over the second quarter of 2003, as well as an improvement versus the first quarter of this year. While the second quarter is normally our seasonal strongest quarter, the forecasted improvement also reflects the benefits of our strong global market presence, with continued market penetration in many of our product segments. Operations are performing well and we anticipate a benefit from a renewed customer focus on technology and desire for newer products. We will continue to be challenged by metal markets that are volatile and result in higher premiums over COMEX, for raw material, and the relatively strong Canadian dollar.

RESULTS OF OPERATIONS

Three-Month Period Ended April 4, 2004 Compared to
Three-Month Period Ended March 30, 2003

Consolidated net sales increased by $62.3 million, or 43.4%, to $205.8 million for the first quarter ended April 4, 2004 from $143.5 million for the quarter ended March 30, 2003. This growth is due to increased volumes shipped, higher COMEX copper and other metal prices, and improved pricing, especially in the wholesale product segment. Pounds shipped increased by 12.4 million pounds, or 15.3%, to 93.4 million in the first quarter of 2004 from 81.0 million in the first quarter of 2003. The average COMEX copper price for the first quarter of 2004 was $1.23 per pound, as compared to $0.76 per pound in the first quarter of 2003, an increase of approximately 62%.

Pounds of commercial products shipped increased by 4.9 million pounds, or 8.7%, to 61.1 million in the first quarter of 2004 from 56.2 million in the first quarter of 2003. This increase is due to volume growth in all of our commercial products as we have benefited from the recovering North American economy, our global market expansion, increase in commercial construction and a robust start to the 2004 HVAC cooling season. Sales of commercial products increased $34.6 million, or 31.4%, to $144.9 million in the first quarter of 2004 from $110.3 million in 2003. The improvement in net sales reflects the previously mentioned volume change, the sharp rise in metal prices and an improvement in fabrication revenues (defined as net sales less the selling price of the metal) due to mix and price increases. In our commercial segment, COMEX copper prices are generally a pass through to our customers. Revenue per pound for commercial products was $2.37 per pound in the first quarter of 2004, compared to $1.96 per pound in 2003, reflecting primarily the sharp rise in metal prices and to a lesser extent, an improvement in fabrication revenues as mentioned above. Gross profit for commercial products increased by $1.1 million, or 8.2%, to $14.9 million in the first quarter of 2004 from $13.8 million in 2003, attributable to higher volumes and improved selling prices offset slightly by higher manufacturing cost due to richer mix and the unfavorable Canadian currency translation impact on manufacturing costs.

Pounds of wholesale products shipped increased by 5.9 million pounds, or 29.5%, to 25.9 million in the first quarter of 2004 from 20.0 million in 2003 due to our expanded channels to this commodity market as well as improvements in demand in both the United States and Canada with increased commercial construction. Sales of wholesale products increased $21.6 million, or 90.4%, to $45.6 million in the first quarter of 2004 from $23.9 million in 2003, due to rising COMEX prices, as well as a 45.3% increase in fabrication revenues. As a result, revenue per pound was up $0.56 to $1.76 in the first quarter of 2004 versus $1.20 in the first quarter of 2003. Gross profit for wholesale products increased approximately 27 times from $64 thousand in the comparable quarter of 2003 to $1.7 million in the first quarter of 2004. This substantial improvement is principally due to increased demand and better pricing.

Pounds of rod and bar products shipped increased by 1.6 million pounds, or 33.3%, to 6.4 million in the first quarter of 2004 from 4.8 million in 2003 as we have gained market share in this segment from one competitor who exited a portion of this market. Sales of rod, bar and other products increased $6.1 million, or 66.3%, to $15.3 million in the first quarter of 2004. Other products are primarily those products sold from our distribution center in The Netherlands whose sales dollars increased approximately $1.2 million in the first quarter of 2004 due to increased volume and a stronger quarter over quarter Euro. Gross profit for rod, bar and other products increased $56 thousand, or 7.2%, to $836 thousand in the first quarter of 2004 from $780 thousand in 2003, due to increased volumes, pricing and the favorable impact of the stronger Euro compared to the first quarter of the prior year, offsetting the unfavorable Canadian currency translation impact on manufacturing costs of rod and bar.

Consolidated gross profit increased $2.9 million or 19.9% to $17.5 million in the first quarter of 2004 from $14.6 million in 2003. In addition to a richer mix, stronger North American economies and global expansion, volume, price and manufacturing efficiencies favorably impacted gross profit. Negatively impacting gross profit was the strong Canadian dollar versus the U.S. dollar and its influence on the cost of manufacturing in Canada. In comparing year over year, manufacturing costs were impacted negatively by $2.4 million due to the strong Canadian dollar. Also, our metal and hedge accounting provided a favorable pre-tax impact of $700 thousand dollars and we began to realize the benefits from the closing of our Booneville, Mississippi facility. Our manufacturing cost per pound for the quarter, including the impact of a richer mix, increased $.02 per pound to $.83 per pound in the first quarter of 2004 which includes the aforementioned $2.4 million or $.03 per pound currency translation impact as compared to $0.81 per pound in the first quarter of 2003.

Consolidated selling, general and administrative expenses for the first quarter of 2004 increased by $1.3 million, or 16.0%, to $9.4 million compared with $8.1 million in 2003. The $1.3 million increase is due to higher professional fees principally related to compliance with the Sarbanes Oxley Act of 2002, including meeting Section 404, required of all publicly listed companies. Additionally, selling, general and administrative expenses increased as a result of incentive compensation accruals being driven by improved operating results and higher pension expense, due to the actuarial impact of reduced discount rates. These increases more than offset the positive impact of restructuring which occurred in the fourth quarter of 2003 and carried over into the first quarter of 2004.

Consolidated net interest expense decreased by $0.1 million or 1.9%, to $5.1 million in the first quarter of 2004 from $5.2 million in 2003. Consolidated net interest expense is net of interest income and capitalized interest of $97 thousand and $24 thousand, respectively, for the three-month period ended April 4, 2004 and $151 thousand and $17 thousand, respectively, for the three-month period ended March 30, 2003.

Amortization and other was $0.7 million of expense in the first quarter of 2004 compared to $0.5 million of expense in the first quarter of 2003. Amortization and other in both the first quarter of 2003 and 2004 included $0.1 million of foreign currency losses primarily associated with the fluctuation in the Canadian to U.S. dollar exchange rate. Amortization expense, primarily deferred financing fees, was $0.4 million in the first quarter of both 2004 and 2003. In the first quarter of 2004, an uncollectible miscellaneous receivable was written off amounting to $0.1 million.

The effective tax rate for the first quarter of 2004 was 21.3% compared to 16.1% in the first quarter of 2003. The effective tax rate recorded in the first quarter of 2004 versus the first quarter of the prior year reflects pre-tax income increases in higher tax jurisdictions in 2004. The effective tax rate in the first quarter of 2003 reflects benefits from state tax planning activities as well as tax benefits generated in higher effective tax rate jurisdictions, which had pre-tax losses versus income generated in jurisdictions where the tax rates are lower. The benefits derived from the state tax planning activities reduced the effective tax rate in the first quarter of 2003 by approximately 15 percentage points.

Liquidity and Capital Resources

The primary source of our liquidity for the first quarter ended April 4, 2004 was cash on hand at the beginning of the year of $46.1 million and $20.0 million borrowed under the Company’s secured revolving credit facility. The primary uses of our funds for the three months ended April 4, 2004 were $32.6 million for continuing operations and $1.3 million for investments in our property, plant and equipment.

The primary source of our liquidity for the first quarter ended March 30, 2003 was cash on hand at the beginning of the year. The primary uses of our funds for the first quarter of 2003 were $18.9 million for continuing operations and $0.9 million for investments in our property, plant and equipment.

Net cash used by continuing operating activities was $32.6 million for the first quarter of 2004 and $18.9 million for the first quarter of 2003. We participate in a seasonal business which typically produces greater sales in the first and second quarters compared to the second half of the year, and thus we tend to use cash in the first part of the year and generate cash in the latter part of the year. Additionally, the timing of our quarter end on April 4, 2004, resulted in two interest payments recorded in the first quarter of 2004 of $11.2 million versus only one such payment of $5.5 million in the first quarter of 2003. The increase in cash used for operating activities in the first quarter of 2004 as compared to 2003 was primarily the result of a significant rise in metal prices, impacting accounts receivable, inventories and accounts payable.

As of April 4, 2004, we had borrowed $20.0 million under our secured revolving credit facility. We had approximately $7.9 million of standby letters of credit issued under the secured revolving credit facility and approximately $9.6 million (subject to a $2.0 million excess availability requirement) in additional borrowing availability thereunder.

Capital expenditures were $1.3 million in the first quarter of 2004 as compared to $0.9 million in the first quarter of 2003. We currently expect to spend between $10.5 million and $12.0 million for capital items in the year 2004. Our capital expenditures include asset replacement, environmental compliance and cost reduction and productivity improvement items.

The ratio of current assets to current liabilities was 3.4 to 1 at April 4, 2004 and 4.1 to 1 at March 30, 2003. Our cash and cash equivalent balances as of April 4, 2004 and December 31, 2003 were $31.6 million and $46.1 million, respectively, of which $24.2 million and $37.4 million, respectively, were held by our subsidiaries located outside of the United States. We believe we would have to pay the differential between foreign taxes and United States taxes on funds located outside of the United States upon repatriating these funds to the United States. However, we do not anticipate repatriating these funds in the foreseeable future and accordingly have not accrued the differential tax liability.

We believe that with the continuing borrowing availability anticipated under our secured revolving credit facility, our cash balances and anticipated cash flow from our continuing operations, we will be able to satisfy our existing working capital needs, interest obligations and capital expenditure requirements.

Environmental Matters

Our facilities and operations are subject to extensive environmental laws and regulations. During the first quarter ended April 4, 2004, we spent approximately $43 thousand on environmental matters, which included remediation, monitoring, legal and other costs. We have a reserve of $1.1 million for undiscounted environmental remediation costs which is reflected in our Condensed Consolidated Balance Sheet. Based on currently available information, we believe that the ultimate costs of the environmental matters described below are not reasonably likely to have a material adverse effect on our business, financial condition or results of operations. However, actual costs related to environmental matters could differ materially from the amounts we estimated and accrued at April 4, 2004 and could result in additional exposure if these environmental matters are not resolved as anticipated.

Decatur, Alabama

In 1999, the Company entered into Consent Order under Section 3008(h) of the Resource Conservation and Recovery Act. This order incorporated the Corrective Measures Study, commonly referred to as the CMS, submitted to the Environmental Protection Agency (the “EPA”) regarding a waste burial site at the Decatur, Alabama facility. The order also included an upgrade to an existing chrome ground water remediation system.

Part of the ground water contamination plume had previously been detected underneath a section of property not owned by us. In December 2002, we took a sample from the adjoining property that indicated there were no longer detectable levels of chrome beyond our property boundary. We believe, due to our remediation efforts, this plume has retracted due to treatment and will continue to do so.

In July of 2000, we notified the EPA and the Alabama Department of Environmental Management that we detected low levels of volatile organic compounds and petroleum hydrocarbons in the ground water at the Decatur, Alabama facility detected during the expansion of the facility. On June 13, 2001, we received a letter from the Alabama Department of Environmental Management stating that a preliminary assessment would be forthcoming, but no further action has occurred to date. When the assessment is conducted, we will, if appropriate and necessary, increase the reserve for any additional costs once the extent of the actions needed to be taken are defined.

The estimated remaining assessment, monitoring, remedial, legal, and other costs related to the environmental matters at our Decatur, Alabama facility are $0.2 million as of April 4, 2004.

Ardmore, Tennessee

On December 28, 1995, we entered into a Consent Order and Agreement with the Tennessee Division of Superfund, or Tennessee Division, relating to the Ardmore, Tennessee facility, under which we agreed to conduct an assessment on whether volatile organic compounds detected in and near the municipal drinking water supply are related to the Ardmore facility and, if necessary, to undertake an appropriate response. That site assessment revealed contamination, including elevated concentrations of volatile organic compounds, in the soil in areas of the Ardmore facility and also revealed elevated levels of certain volatile organic compounds in the shallow residuum ground water zone at the Ardmore facility.

The water currently delivered to residents by the municipality is treated prior to human consumption, and thus does not contain volatile organic compounds above acceptable drinking water standards. We do not know whether the municipality may have delivered untreated water to its water consumers prior to the installation of the water treatment process; however, due to dilution with non-contaminated water, which we believe occurs in the operation of the municipal well system, we believe that it is unlikely that any consumer was exposed in the past to volatile organic compounds above acceptable drinking water standards. We have not received or been threatened by any claim from the municipality or its residents with respect to the drinking water.

We have proposed to the Tennessee Division that an interim corrective measure be implemented at the facility. The interim measure will consist of a system to extract water and vapors from the areas of highest concentration. The system can be expanded to conduct additional remediation if required. Based on recent testing efforts at the facility and the available information, we preliminarily estimate that it will cost between $0.9 million and $2.1 million to complete the investigation and develop the remediation plans for this site.

Greenville, Mississippi

Following our acquisition of the Greenville, Mississippi facility, a preliminary investigation disclosed certain volatile organic compounds in soil and ground water at the site. We entered into a consent agreement with the Mississippi Department of Environmental Quality on July 15, 1997.

On November 21, 2002, the Mississippi Department of Environmental Quality approved a Brownfield agreement with the Company. Thereafter, on December 11, 2002, we donated the property to Washington County, Mississippi to be used for economic development. We maintain the environmental liability as defined in the Brownfield agreement. We anticipate long-term monitoring of the site to continue, at nominal annual cost, until the concentration of contaminants reaches the Mississippi Department of Environmental Quality target goals.

Altoona, Pennsylvania

We have entered our Altoona, Pennsylvania facility into the State of Pennsylvania Department of Environmental Protection Act II Program. The program addresses contamination issues related to closed hazardous waste lagoons and oil contamination of soil at this facility. The previous owner closed the hazardous waste lagoons in 1982. Remaining costs to complete the investigation phase of the program are estimated to be $30,000. The Report was submitted to the Pennsylvania Department of Environmental Protection on April 20, 2004. No active remediation is anticipated at this site.

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

With respect to expectations of future sales, earnings, operating performance, restructuring strategies, property, plant and equipment expenditures and sources and uses of cash, factors that could affect actual results include, without limitation:

•	our significant amount of debt and the restrictive covenants contained in our debt agreements;

•	our ability to service our debt and incur additional debt;

•	our ability to dispose of our properties held for sale and realize their carrying values;

•	our ability to achieve growth rates and profit projections assumed in the valuation of our goodwill;

•	the impact of interest rates on the valuations of our pension liabilities and goodwill;

•	cyclicality, seasonality and weather conditions, which affect the sales of our products;

•	the timing and magnitude of recovery from the recent economic downturn;

•	costs and cost savings related to the closing of our Booneville, Mississippi facility;

•	the persistence of recovery in United States commercial construction activity;

•	the impact of competitive factors in our industry, including the effect of pricing, product lines and other actions taken by our competitors;

•	our ability to maintain our relationships with our major customers;

•	demand for our products;

•	our ability to achieve, and the timeliness with which we achieve, anticipated results from our capital improvement plans, cost reduction initiatives, product and process development activities, productivity and efficiency initiatives, global expansion activities, market share penetration efforts and working capital management programs;

•	our potential exposure to environmental liabilities;

•	economic, political and currency risks relating to our international operations;

•	our ability and the ability of our customers to maintain satisfactory relations with employees;

•	costs for labor and benefits including healthcare and pension costs;

•	extraordinary fluctuations in price and availability in the markets for raw materials and our ability to hedge the cost of raw materials effectively;

•	extraordinary fluctuations in the cost and availability of fuel and energy resources and our ability to hedge these costs;

•	risks to our competitive position from changing technology or the loss of our intellectual property;

•	business and economic risks relating to government regulations that impact our industry;

•	the mix of our geographic and product revenues;

and various other factors, many of which are beyond our ability to control or predict.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including changes in interest rates, commodity prices and foreign currency rates. Market risk is the potential loss arising from adverse changes in market rates and prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes. In the ordinary course of business, we do enter into various types of transactions involving financial instruments to manage and reduce the impact of changes in commodity prices and foreign exchange rates.

Interest Rate Risk

The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our total long-term fixed interest rate debt as of April 4, 2004 was $275.9 million, versus a carrying value of $253.6 million. The estimated fair market value of our debt is based upon the indicative bid price for our Senior Notes which approximates their trade value. The yield implicit in the value of the 7.375% Senior Notes is 8.07% and 8.11% for the 10.5% Senior Notes. A 1% increase from prevailing interest rates would result in a decrease in fair value of this debt by approximately $9.3 million as of April 4, 2004.

We have in place an interest rate swap on $50 million notional amount of our 7.375% Senior Notes. The terms of the interest rate swap are semi-annual payment dates of February 1 and August 1, a floating rate option of the six-month LIBOR rate plus a spread of 3.76% and a termination date of August 1, 2008. As of April 4, 2004, we recorded the fair market value of the interest rate swap of $0.3 million as other liabilities with a corresponding decrease to the hedged debt, with equal and offsetting unrealized gains and losses included in other income expense. For the three month period ended April 4, 2004, the interest rate swap effectively converted $50 million of fixed rate 7.375% Senior Notes to a variable rate of 6.54%.

Commodity Price Risk

In connection with the sale of some raw materials, principally copper, we have entered into commodity forward contracts to sell metal to reduce the risk of price increases with respect to both firm-price sales commitments and anticipated sales. As of April 4, 2004, we had entered into contracts hedging the raw material requirements for committed and anticipated future sales through December 2004 having a notional value of $15.4 million. The estimated fair value of these outstanding contracts based upon forward rates as of April 4, 2004 was an asset of approximately $7.0 million as of April 4, 2004. A 10.0% decline in commodity prices would decrease the estimated fair value of these outstanding contracts by $2.2 million as of April 4, 2004.

We also have entered into commodity forward contracts as we have deemed appropriate to reduce the risk of price decreases with respect to firm-price purchase commitments. As of April 4, 2004, we had entered into contracts hedging the raw material requirements for committed future purchases through June 2004 having a notional value of $4.3 million. The estimated fair value of these outstanding contracts based upon forward rates as of April 4, 2004 was a loss of approximately $0.2 million as of April 4, 2004. A 10.0% increase in commodity prices would decrease the estimated fair value of these outstanding contracts by $0.4 million as of April 4, 2004.

We have entered into commodity forward contracts to sell copper with a notional value of $53.5 million in May 2004. We entered into these forward contracts in order to mitigate the impact of fluctuating copper prices with regard to the valuation of our inventory balances. These forward contracts were not designated as effective hedges and therefore they are marked to market each month with gains and losses recorded in cost of goods sold. The estimated fair value of these outstanding contracts based upon forward rates as of April 4, 2004 was a loss of approximately $0.3 million as of April 4, 2004. A 10.0% increase in commodity prices would increase the estimated loss on these outstanding contracts by $5.7 million as of April 4, 2004.

In connection with the purchase of natural gas, we have entered into commodity futures contracts for natural gas to reduce our risk of future price increases. As of April 4, 2004, we had commodity futures contracts to purchase natural gas for the period May 2004 through December 2004 with a notional amount of $4.0 million and an unrealized gain of $1.0 million, based on futures prices as of April 4, 2004. The effect of a 10.0% decline in commodity prices as of April 4, 2004 for these futures contracts would result in a potential loss in fair value of approximately $0.5 million.

Foreign Currency Risk

Some of our operations use foreign exchange forwards to hedge fixed purchase and sales commitments denominated in a foreign currency. These foreign currency exposures relate primarily to nonfunctional currency assets and liabilities denominated in Euros and British Pound Sterling. We do not enter into forward exchange contracts for trading purposes. These forward contracts and the underlying hedged receivables and payables are carried at their fair values with any associated gains and losses recognized in current period earnings. As of April 4, 2004, we had forward exchange contracts outstanding to purchase foreign currency with a notional amount of $6.2 million and to sell foreign currency with a notional amount of $0.6 million. As of April 4, 2004, we had an insignificant unrealized gain associated with these forward contracts. The potential loss in fair value for these forward contracts from a 10.0% adverse change in quoted foreign currency exchange rates would be approximately $0.7 million.

We use foreign exchange forward contracts to hedge our inventory currency risk in Canada. These contracts are denominated in U.S. and Canadian dollars. As of April 4, 2004, we had forward contracts outstanding to purchase foreign currency with a notional amount of $7.6 million. As of April 4, 2004, we had an insignificant unrealized loss associated with these forward contracts. The potential loss in fair value from a 10% adverse change in exchange rates would be approximately $0.8 million.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There were no material legal proceeding developments during the three-month period ended April 4, 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

10.1	Amendment No. 4 to Credit Agreement dated as of March 31, 2004 by and among the Company, its U.S. and Canadian subsidiaries and the lenders named therein.

10.2	Consignment, Forward Contracts and Trading Line Agreement dated March 28, 2001, among the Company certain of the Company’s subsidiaries and Fleet Precious Metals Inc.

10.3	Amendment No. 1 to Consignment, Forward Contracts and Trading Line Agreement dated as of August 8, 2001 by and among the Company, it subsidiaries and Fleet Precious Metals Inc.

10.4	Amendment No. 2 to Consignment, Forward Contracts and Trading Line Agreement dated as of April 16, 2002 by and among the Company, it subsidiaries and Fleet Precious Metals Inc.

10.5	Amendment No. 3 to Consignment, Forward Contracts and Trading Line Agreement dated as of October 1, 2002 by and among the Company, it subsidiaries and Fleet Precious Metals Inc.

10.6	Amendment No. 4 to Consignment, Forward Contracts and Trading Line Agreement dated as of March 27, 2003 by and among the Company, it subsidiaries and Fleet Precious Metals Inc.

10.7	Amendment No. 5 to Consignment, Forward Contracts and Trading Line Agreement dated as of September 28, 2003 by and among the Company, it subsidiaries and Fleet Precious Metals Inc.

10.8	Amendment No. 6 to Consignment, Forward Contracts and Trading Line Agreement dated as of December 31, 2003 by and among the Company, it subsidiaries and Fleet Precious Metals Inc.

10.9	Amendment No. 7 to Consignment, Forward Contracts and Trading Line Agreement dated as of March 31, 2004 by and among the Company, it subsidiaries and Fleet Precious Metals Inc.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

A current report on Form 8-K related to the reporting of the Company’s results of operations and financial condition for the quarter ended December 31, 2003 was furnished to the SEC on March 12, 2004.

A current report on Form 8-K related to the Company having extended its $37.5 million Secured Revolving Credit Facility for two years maturing on March 31, 2007 including favorable amendments to certain financial covenants was furnished to the SEC on April 6, 2004.

A current report on Form 8-K related to the reporting of the Company’s results of operations and financial condition for the quarter ended April 4, 2004, was furnished to the SEC on April 27, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

WOLVERINE TUBE, INC.
	By:	/s/ James E. Deason
		Name:	James E. Deason
Dated: May 12, 2004		Title:	Executive Vice President, Chief Financial Officer, Secretary and Director