Form 10-Q
period 2004-07-04
WOLVERINE TUBE INC
filed 2004-08-13
CIK 821407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended July 4, 2004

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

YES ☒ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date:

Class	Outstanding as of August 5, 2004
Common Stock, $0.01 Par Value	14,814,879 Shares

FORM 10-Q

QUARTERLY REPORT

ITEM 1. FINANCIAL STATEMENTS

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Statements of Income
(Unaudited)

	Three-month period ended:		Six-month period ended:
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
(In thousands except per share amounts)
Net sales	$214,080	$152,978	$419,885	$296,475
Cost of goods sold	192,499	140,373	380,819	269,248

Gross profit	21,581	12,605	39,066	27,227
Selling, general and administrative expenses	10,062	7,565	19,499	15,707
Restructuring charges	294	—	865	—

Operating income from continuing operations	11,225	5,040	18,702	11,520
Other expenses:
Interest expense, net	5,760	5,292	10,830	10,470
Amortization and other, net	1,106	492	1,774	1,034

Income (loss) from continuing operations before income taxes	4,359	(744)	6,098	16
Income tax provision (benefit)	1,059	(843)	1,430	(721)

Income from continuing operations	$3,300	$99	$4,668	$737
Loss from discontinued operations, net of income tax benefit of $0.1 million	(252)	—	(252)	—

Net income	$3,048	$99	$4,416	$737

Earnings per common share –basic:
Continuing operations	$0.26	$0.01	$0.37	$0.06
Discontinued operations	(0.02)	—	(0.02)	—

Net income	$0.24	$0.01	$0.35	$0.06

Basic weighted average number of common shares	12,648	12,277	12,469	12,270

Earnings per common share –diluted:
Continuing operations	$0.25	$0.01	$0.37	$0.06
Discontinued operations	(0.02)	—	(0.02)	—

Net income	$0.23	$0.01	$0.35	$0.06

Diluted weighted average number of common and common equivalent shares	13,063	12,489	12,764	12,426

See Notes to Condensed Consolidated Financial Statements.

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	July 4,	December 31,
	2004	2003
(In thousands except share and per share amounts)	(Unaudited)	(Note)
Assets
Current assets
Cash and equivalents	$42,649	$46,089
Accounts receivable, net	117,300	86,825
Inventories	112,490	108,005
Prepaid expenses and other	17,827	12,782

Total current assets	290,266	253,701
Property, plant and equipment, net	193,108	198,542
Deferred charges, net	13,870	14,770
Goodwill, net	77,112	77,159
Assets held for sale	4,001	4,797
Investments	4,348	4,289

Total assets	$582,705	$553,258

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$59,600	$47,503
Accrued liabilities	24,930	29,787
Short-term borrowings	529	1,502

Total current liabilities	85,059	78,792
Deferred income taxes	1,666	359
Long-term debt	249,670	254,284
Pension liabilities	23,647	22,316
Postretirement benefit obligation	17,156	16,995
Accrued environmental remediation	1,077	1,161

Total liabilities	378,275	373,907
Stockholders’ equity
Common stock, par value $0.01 per share; 40,000,000 shares authorized; 16,873,633 and 14,344,806 shares issued as of July 4, 2004 and December 31, 2003, respectively	169	143
Additional paid-in capital	126,679	103,339
Retained earnings	128,342	123,926
Unearned compensation	(466)	(172)
Accumulated other comprehensive loss	(12,919)	(10,510)
Treasury stock, at cost; 2,063,800 shares as of July 4, 2004 and December 31, 2003	(37,375)	(37,375)

Total stockholders’ equity	204,430	179,351

Total liabilities and stockholders’ equity	$582,705	$553,258

Note:	The Balance Sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. See Notes to Condensed Consolidated Financial Statements.

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six-month period ended:
	July 4, 2004	June 29, 2003
(In thousands)
Operating Activities
Income from continuing operations	$4,668	$737
Adjustments to reconcile income from continuing operations to net cash used for operating activities:
Depreciation and amortization	9,033	9,374
Deferred income taxes	972	(1,058)
Other non-cash items	—	175
Changes in operating assets and liabilities:
Accounts receivable, net	(31,397)	(19,808)
Inventories	(5,268)	(4,106)
Refundable income taxes	(808)	(444)
Prepaid expenses and other	(6,051)	(1,998)
Accounts payable	13,844	(1,644)
Accrued liabilities including pension, postretirement benefit and environmental	(1,639)	(2,866)

Net cash used for operating activities	(16,646)	(21,638)
Investing Activities
Additions to property, plant and equipment	(4,167)	(2,657)
Disposal of property, plant and equipment	280	3

Net cash used for investing activities	(3,887)	(2,654)
Financing Activities
Financing fees and expenses paid	—	(28)
Issuance of Common Stock	22,942	—
Retirement of senior notes	(4,125)	—
Net (payments) borrowings on revolving credit facilities	(715)	497
Other financing activities	(105)	(3)

Net cash provided by financing activities	17,997	466
Effect of exchange rate on cash and equivalents	(605)	1,830

Net cash used for continuing operations	(3,141)	(21,996)
Net cash (used for) provided by discontinued operations	(299)	381

Net decrease in cash and equivalents	(3,440)	(21,615)
Cash and equivalents at beginning of period	46,089	53,920

Cash and equivalents at end of period	$42,649	$32,305

See Notes to Condensed Consolidated Financial Statements.

Wolverine Tube, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
July 4, 2004
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Wolverine Tube, Inc. (the “Company”) and its majority-owned subsidiaries after elimination of significant intercompany accounts and transactions. References to the “Company”, “we” or “us” refer to Wolverine Tube, Inc. and its consolidated subsidiaries, unless the context otherwise requires. The accompanying condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying condensed consolidated financial statements (and all information in this report) have not been examined by independent auditors; but, in the opinion of management, all adjustments, which consist of normal recurring accruals necessary for a fair presentation of the results for the periods, have been made. The results of operations for the three-month and six-month periods ended July 4, 2004 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2003.

We use our internal operational reporting cycle for quarterly financial reporting.

NOTE 2. CONTINGENCIES

We are subject to extensive environmental regulations imposed by federal, state, provincial and local authorities in the United States, Canada, China and Portugal with respect to emissions to air, discharges to waterways, and the generation, handling, storage, transportation, treatment and disposal of waste materials, and we have received various communications from regulatory authorities concerning environmental matters. We have accrued undiscounted estimated environmental remediation costs of $1.1 million at July 4, 2004, consisting primarily of $0.2 million for the Decatur, Alabama facility and $0.9 million for the Ardmore, Tennessee facility. Based on information currently available, we believe that the ultimate costs for these matters are not reasonably likely to have a material effect on our business, financial condition or results of operations. However, actual costs related to environmental matters could differ materially from the amounts we estimated and accrued at July 4, 2004 and could result in additional exposure if these environmental matters are not resolved as anticipated.

NOTE 3. INVENTORIES

Inventories are as follows:

	July 4, 2004	December 31, 2003
(In thousands)
Finished products	$36,123	$34,082
Work-in-process	30,561	27,484
Raw materials	19,073	17,083
Supplies	26,733	29,356

Totals	$112,490	$108,005

NOTE 4. INTEREST EXPENSE, NET

Interest expense is net of interest income and capitalized interest of $0.3 million and $0.1 million, respectively, for the three-month period ended July 4, 2004, and $0.2 million and $16,100, respectively, for the three-month period ended June 29, 2003. Interest expense is net of interest income and capitalized interest of $0.4 million and $0.1 million, respectively, for the six-month period ended July 4, 2004, and $0.3 million and $33,200, respectively, for the six-month period ended June 29, 2003.

NOTE 5. DEBT

Long-term debt consists of the following:

	July 4, 2004	December 31, 2003
(In thousands)
Senior Notes, 10.5%, due April 2009	$113,875	$118,000
Discount on 10.5% Senior Notes, original issue discount amortized over 7 years	(933)	(1,069)
Senior Notes, 7.375%, due August 2008	135,714	136,308
Discount on 7.375% Senior Notes, original issue discount amortized over 10 years	(117)	(132)
Capital lease	14	—
Netherlands facility, 5.1%, due on demand	464	1,201
Other foreign facilities	1,182	1,478

	250,199	255,786
Less short-term borrowings	(529)	(1,502)

Totals	$249,670	$254,284

On June 23, 2004, we closed a Private Investment in Public Equity sale transaction whereby we sold 2.45 million shares of our Common Stock at $10.00 per share. After fees, we netted $22.9 million. We used these funds to repurchase a portion of our 10.5% Senior Notes and for other general corporate purposes. On June 30, 2004, we repurchased $4,125,000 in face value of the 10.5% bonds. The premium paid to repurchase these bonds was $0.4 million. Unamortized bond discount and prepaid financing fees associated with the repurchase of the bonds amounted to $0.2 million. Together, the effect on net income of the repurchase of bonds on the second quarter ended July 4, 2004 was a charge of $0.6 million ($0.4 million net of tax).

Subsequent to July 4, 2004, we repurchased an additional $14,475,000 in face value of our 10.5% bonds at a premium of $1.5 million. Unamortized bond discount and prepaid financing fees associated with the repurchase of these bonds amounted to $0.9 million. Together, the effect on net income of the repurchase of bonds on the third quarter ending September 3, 2004 will be a charge of $2.4 million ($1.6 million net of tax).

As of July 4, 2004, we had no outstanding borrowings under our secured revolving credit facility. We had approximately $9.3 million of standby letters of credit issued under the secured revolving credit facility and approximately $27.2 million (subject to a $2.0 million excess availability requirement) in additional borrowing availability thereunder.

In October 2002, we completed an interest rate swap on $50 million notional amount of our 7.375% Senior Notes. The interest rate swap resulted in a reduction to interest expense in the second quarters of 2004 and 2003 of $0.2 million and $0.3 million, respectively and $0.4 million and $0.6 million for the six month periods of 2004 and 2003, respectively.

On March 31, 2004, we amended our secured revolving credit facility to extend the term for an additional two years to March 2007. In addition, certain covenants were modified. The covenants of significance that were modified included lowering the Fixed Charge Coverage Ratios and the Minimum Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and certain restrictions on the annual amount of capital expenditures.

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

	Three-month period ended:		Six-month period ended:
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
(In thousands, except per share amounts)
Net income, as reported	$3,048	$99	$4,416	$737
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(216)	(209)	(272)	(412)

Pro forma net income (loss)	$2,832	$(110)	$4,144	$325

Earnings (loss) per share:
Basic – as reported	$0.24	$0.01	$0.35	$0.06
Basic – pro forma	$0.22	$(0.01)	$0.33	$0.03
Diluted – as reported	$0.23	$0.01	$0.35	$0.06
Diluted – pro forma	$0.22	$(0.01)	$0.33	$0.03

NOTE 7. COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income is as follows:

	Three-month period ended:		Six-month period ended:
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
(In thousands)
Net income	$3,048	$99	$4,416	$737
Translation adjustment for financial statements denominated in a foreign currency	(892)	7,088	(2,711)	12,491
Unrealized (loss) gain on cash flow hedges, net of tax	(2,551)	86	265	403
Minimum pension liability adjustment, net of tax	11	(134)	37	(242)

Comprehensive (loss) income	$(384)	$7,139	$2,007	$13,389

NOTE 8. RESTRUCTURING CHARGES

In the third quarter of 2003, we announced our intention to close our Booneville, Mississippi facility and did so in December of 2003. Accordingly, we recorded a restructuring charge in the amount of $10.4 million and established a reserve for certain items associated with the write-down of impaired assets, relocation of equipment, severance and other personnel related costs. Given the strong start and prolonged 2004 HVAC cooling season and normal seasonal demands, we are using a limited number of assets at the Booneville, Mississippi facility to provide additional capacity to meet increased demand. This temporary measure that we anticipate will continue for several more months does not change our strategy regarding this facility. Expenses at the Booneville facility related to production are charged to continuing operations, while the plant closing activities continue to be reflected in our restructuring expenses in accordance with FAS 146. Given the temporary and limited timeframe of this matter, we continue to carry the assets of the Booneville facility at the carrying values established at the end of 2003.

In the fourth quarter of 2003, we charged $6.8 million against the reserve, mostly related to the write down of assets to their estimated carrying values and severance related costs, leaving a balance in the reserve at December 31, 2003 of $3.5 million. In the first and second quarters of 2004, we charged $3.2 million and $0.1 million against the reserve, respectively, related to the impaired assets, relocation of equipment, severance and other employee related costs, the cost of terminating certain operating leases and preparing the facility for sale, leaving a balance in the reserve at July 4, 2004 of $151 thousand for outstanding charges.

Further, in accordance with FAS 146, regarding the Booneville, Mississippi facility closure, we recognized restructuring expenses in the first and second quarters of 2004 of $329 thousand and $139 thousand, respectively, mostly for costs related to maintaining the facility, terminating leases and other costs associated with removing equipment and preparing the facility for eventual sale.

Also in the third quarter of 2003, we formalized a workforce reduction program affecting approximately 200 employees. During the first and second quarters of 2004, in accordance with FAS 146, we recognized costs of $176 thousand and $88 thousand, respectively, for severance, medical and other separation related expenditures associated with this workforce reduction program.

Finally, in the first and second quarters of 2004, we recognized charges of $46 thousand and $27 thousand, respectively, related to carrying costs and other closing related matters regarding our closed Roxboro, North Carolina facility and $20 thousand and $40 thousand, respectively, in other restructuring related issues. The value of the Roxboro facility is accounted for in assets held for sale in the amount of $3.1 million as of July 4, 2004. We are actively seeking a buyer for the facility. Although we believe we have appropriately reduced the carrying value of the assets to their estimated recoverable amounts, net of disposal costs where appropriate, actual results could be different and the difference will be reported in restructuring charges in future periods.

In total, in the first and second quarters of 2004, we recorded restructuring expenses of $571 thousand pre-tax ($377 thousand net of tax) and $294 thousand pre-tax ($194 thousand net of tax), respectively.

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

Summarized financial information concerning our reportable segments is shown in the following table:

			Rod, Bar
	Commercial	Wholesale	& Other	Consolidated
(In thousands)
Three-month period ended July 4, 2004
Net sales	$155,024	$43,109	$15,947	$214,080
Gross profit	16,081	3,501	1,999	21,581
Three-month period ended June 29, 2003
Net sales	$115,681	$28,468	$8,829	$152,978
Gross profit	12,097	398	110	12,605
Six-month period ended July 4, 2004
Net sales	$299,951	$88,683	$31,251	$419,885
Gross profit	30,998	5,248	2,820	39,066
Six-month period ended June 29, 2003
Net sales	$226,001	$52,405	$18,069	$296,475
Gross profit	25,875	462	890	27,227

NOTE 10. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three-month period ended:		Six-month period ended:
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
(In thousands, except per share data)
Income from continuing operations	$3,300	$99	$4,668	$737
Loss from discontinued operations, net of tax benefit of $0.1 million	(252)	—	(252)	—

Net income	$3,048	$99	$4,416	$737

Basic weighted average common shares	12,648	12,277	12,469	12,270
Stock options and restricted shares	415	212	295	156

Diluted weighted average common and common equivalent shares	13,063	12,489	12,764	12,426

Earnings per common share –basic:
Continuing operations	$0.26	$0.01	$0.37	$0.06
Discontinued operations	(0.02)	—	(0.02)	—

Net income	$0.24	$0.01	$0.35	$0.06

Earnings per common share –diluted:
Continuing operations	$0.25	$0.01	$0.37	$0.06
Discontinued operations	(0.02)	—	(0.02)	—

Net income	$0.23	$0.01	$0.35	$0.06

NOTE 11. DISCONTINUED OPERATIONS

During the year ended December 31, 2001, we decided to discontinue the operations of Wolverine Ratcliffs, Inc. (“WRI”), which were previously included in the rod, bar and other products segment. Accordingly, the operating results of WRI are reported in discontinued operations in the consolidated financial statements. In 2002, we stopped all manufacturing operations of WRI, liquidated substantially all of its inventory and net receivables and began liquidating the equipment. In the first quarter of 2004, we sold the remainder of the equipment for $0.8 million leaving only the land and building as assets held for resale and we are continuing our efforts to sale or lease the land and building.

There were no operating results of the discontinued WRI operations in the first six months of 2004 charged to previously established reserves. We recognized approximately $0.4 million ($0.2 million, net of tax) of charges for the discontinued operations of WRI in the second quarter of 2004, mainly related to personnel costs and costs related to maintaining the facility.

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

Net liabilities of the discontinued WRI operations are as follows:

	July 4, 2004	December 31, 2003
(In thousands)
Assets held for sale	$901	$1,697
Other assets	21	26
Current liabilities	(1,420)	(1,185)
Other liabilities	—	(1,096)

Net liabilities of discontinued operations	$(498)	$(558)

NOTE 12. PENSION EXPENSE

U.S. Qualified Retirement Plan

A summary of the components of net periodic pension cost for the U.S. Retirement Plan is as follows:

	Three-month period ended:		Six-month period ended:
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
(In thousands)
Service cost	$954	$943	$2,178	$1,886
Interest cost	2,052	2,177	4,684	4,354
Expected return on plan assets	(2,451)	(2,392)	(5,594)	(4,784)
Amortization of prior service cost	26	33	60	66
Amortization of net actuarial loss	271	262	618	524
PBGC premium (underfunded plan)	50	—	114	—

Net periodic pension cost	$902	$1,023	$2,060	$2,046

U.S. Nonqualified Retirement Plan

A summary of the components of net periodic pension cost for the Supplemental Benefit Restoration Plan and the Supplemental Executive Retirement Plan is as follows:

	Three-month period ended:		Six-month period ended:
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
(In thousands)
Service cost	$48	$43	$96	$87
Interest cost	115	123	230	246
Amortization of prior service cost	92	106	184	212

Net periodic pension cost	$255	$272	$510	$545

Canadian Plans

A summary of the components of net periodic pension cost for the Canadian pension plans is as follows:

	Three-month period ended:		Six-month period ended:
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
(In thousands)
Service cost	$147	$68	$297	$162
Interest cost	351	163	708	390
Expected return on plan assets	(319)	(148)	(644)	(354)
Amortization of prior service cost	24	11	49	26
Amortization of net actuarial loss	43	14	87	33

Net periodic pension cost	$246	$108	$497	$257

Postretirement benefit obligation

A summary of the components of net periodic pension cost for the postretirement benefit cost is as follows:

	Three-month period ended:		Six-month period ended:
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
(In thousands)
Service cost	$182	$166	$365	$332
Interest cost	252	261	507	522
Amortization of prior service cost	38	34	76	68
Amortization of deferred gain	5	(19)	10	(38)

Net periodic pension cost	$477	$442	$958	$884

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, a law adding a prescription drug benefit beginning in 2006 for Medicare-eligible retirees, was adopted. Among various provisions of the law, the law introduced a new federal subsidy that will reimburse plan sponsors of retiree health plans for 28% of certain prescription drug costs. On May 19, 2004, the Financial Accounting Standards Board (FASB) released FASB Staff Position (FSP) No. FAS 106-2, which provides guidance on the accounting and disclosure requirements related to the new law and is effective for financial reporting periods beginning after June 15, 2004, or our third quarter. We do not believe that our prescription drug coverage for retirees is actuarially equivalent to the new Medicare prescription coverage of the law and thus we do not anticipate recognizing any impact of the 28% subsidy in the third quarter of 2004. However, we do anticipate that the benefit we will be required to pay in 2006 will be somewhat lower as a result of the new Medicare provision. We are currently evaluating whether any other effects of the new law will create a significant event under FAS 106 such that we would need to account for them in the third quarter of 2004. We are also currently evaluating the need for any amendments to our postretirement benefits as a result of the new law.

NOTE 13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed consolidating financial information for: (a) Wolverine Tube, Inc. (the “Parent”) on a stand-alone basis; (b) on a combined basis, the guarantors of the 10.5% Senior Notes and 7.375% Senior Notes (“Subsidiary Guarantors”), which include TF Investor, Inc.; Tube Forming, L.P.; Wolverine Finance, LLC; Wolverine China Investments, LLC; Small Tube Manufacturing, LLC; Wolverine Joining Technologies, LLC; WT Holding Company, Inc. and Tube Forming Holdings, Inc.; and (c) on a combined basis, the Non-Guarantor Subsidiaries, which include Wolverine Tube (Canada) Inc.; 3072452 Nova Scotia Company; 3072453 Nova Scotia Company; 3072996 Nova Scotia Company; Wolverine Tube Canada Limited Partnership; Wolverine Tube (Shanghai) Limited; Wolverine European Holdings BV; Wolverine Tube Europe BV; Wolverine Tube, BV; Wolverine Tubagem (Portugal), Lda; Wolverine Joining Technologies Canada, Inc.; and Wolverine Europe (EURL). Each of the Subsidiary Guarantors is wholly-owned by Wolverine Tube, Inc. The guarantees issued by each of the Subsidiary Guarantors are full, unconditional, joint and several. Accordingly, separate financial statements of the wholly-owned Subsidiary Guarantors are not presented because the Subsidiary Guarantors are jointly, severally and unconditionally liable under the guarantees, and we believe separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors. Furthermore, there are no significant legal restrictions on the Parent’s ability to obtain funds from its subsidiaries by dividend or loan.

The parent is comprised of manufacturing operations located in Alabama, Oklahoma, Tennessee, and Mississippi and certain corporate management, sales and marketing, information services and finance functions mostly located in Alabama but in the case of sales, regionally located near our major customers.

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
For the Three Months Ended July 4, 2004

(Unaudited)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
(In thousands)
Net sales	$114,009	$45,535	$72,551	$(18,015)	$214,080
Cost of goods sold	104,209	40,022	66,283	(18,015)	192,499

Gross profit	9,800	5,513	6,268	—	21,581
Selling, general and administrative expenses	8,142	900	1,020	—	10,062
Restructuring charges	294	—	—	—	294

Operating income from continuing operations	1,364	4,613	5,248	—	11,225
Other (income) expenses:
Interest expense, net	6,136	(9)	(367)	—	5,760
Amortization and other, net	(198)	(3,369)	4,673	—	1,106

(Loss) income from continuing operations before income taxes	(4,574)	7,991	942	—	4,359
Income tax (benefit) provision	(1,590)	2,885	(236)	—	1,059

(Loss) income from continuing operations	(2,984)	5,106	1,178	—	3,300

Loss from discontinued operations, net of tax	—	—	(252)	—	(252)
Equity in earnings of subsidiaries	6,032	—	—	(6,032)	—

Net income	$3,048	$5,106	$926	$(6,032)	$3,048

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
For the Three Months Ended June 29, 2003

(Unaudited)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
(In thousands)
Net sales	$81,597	$32,823	$49,900	$(11,342)	$152,978
Cost of goods sold	77,181	28,480	46,054	(11,342)	140,373

Gross profit	4,416	4,343	3,846	—	12,605
Selling, general and administrative expenses	5,716	821	1,028	—	7,565

Operating (loss) income	(1,300)	3,522	2,818	—	5,040
Other expenses (income):
Interest expense, net	5,481	(4)	(185)	—	5,292
Amortization and other, net	1,469	(2,441)	1,464	—	492

Loss (income) before income taxes	(8,250)	5,967	1,539	—	(744)
Income tax (benefit) provision	(2,755)	2,075	(163)	—	(843)

(Loss) income net of tax	(5,495)	3,892	1,702	—	99

Equity in earnings of subsidiaries	5,594	—	—	(5,594)	—

Net income	$99	$3,892	$1,702	$(5,594)	$99

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
For the Six Months Ended July 4, 2004

(Unaudited)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
(In thousands)
Net sales	$223,015	$87,455	$143,145	$(33,730)	$419,885
Cost of goods sold	206,936	75,452	132,161	(33,730)	380,819

Gross profit	16,079	12,003	10,984	—	39,066
Selling, general and administrative expenses	15,691	1,667	2,141	—	19,499
Restructuring charges	865	—	—	—	865

Operating (loss) income from continuing operations	(477)	10,336	8,843	—	18,702
Other (income) expenses:
Interest expense, net	11,347	(19)	(498)	—	10,830
Amortization and other, net	2,830	(6,663)	5,607	—	1,774

(Loss) income from continuing operations before income taxes	(14,654)	17,018	3,734	—	6,098
Income tax (benefit) provision	(5,023)	6,141	312	—	1,430

(Loss) income from continuing operations	(9,631)	10,877	3,422	—	4,668
Loss from discontinued operations, net of tax	—	—	(252)	—	(252)
Equity in earnings of subsidiaries	14,047	—	—	(14,047)	—

Net income	$4,416	$10,877	$3,170	$(14,047)	$4,416

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
For the Six Months Ended June 29, 2003

(Unaudited)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
(In thousands)
Net sales	$158,356	$65,304	$95,931	$(23,116)	$296,475
Cost of goods sold	148,506	56,337	87,521	(23,116)	269,248

Gross profit	9,850	8,967	8,410	—	27,227
Selling, general and administrative expenses	12,025	1,622	2,060	—	15,707

Operating (loss) income	(2,175)	7,345	6,350	—	11,520
Other expenses (income):
Interest expense, net	10,737	(7)	(260)	—	10,470
Amortization and other, net	3,639	(5,430)	2,825	—	1,034

Income (loss) before income taxes	(16,551)	12,782	3,785	—	16
Income tax (benefit) provision	(5,534)	4,569	244	—	(721)

(Loss) income net of tax	(11,017)	8,213	3,541	—	737
Equity in earnings of subsidiaries	11,754	—	—	(11,754)	—

Net income	$737	$8,213	$3,541	$(11,754)	$737

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
July 4, 2004

(Unaudited)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
(In thousands)
Assets
Current assets
Cash and equivalents	$17,649	$—	$25,000	$—	$42,649
Accounts receivable, net	8,107	74,719	34,474	—	117,300
Inventories	49,868	32,954	29,668	—	112,490
Prepaid expenses and other	14,562	2,899	366	—	17,827

Total current assets	90,186	110,572	89,508	—	290,266
Property, plant and equipment, net	124,500	29,708	38,900	—	193,108
Deferred charges, net	11,931	238	1,701	—	13,870
Goodwill, net	—	75,505	1,607	—	77,112
Assets held for sale	3,100	—	901	—	4,001
Investments	4,293	—	55	—	4,348
Investments in subsidiaries	421,177	302	—	(421,479)	—

Total assets	$655,187	$216,325	$132,672	$(421,479)	$582,705

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$26,427	$16,611	$16,562	$—	$59,600
Accrued liabilities	6,935	11,214	6,781	—	24,930
Short-term borrowings	—	14	515	—	529
Intercompany balances	133,058	(120,068)	(12,990)	—	—

Total current liabilities	166,420	(92,229)	10,868	—	85,059
Deferred income taxes	3,098	7,385	(8,817)	—	1,666
Long-term debt	248,539	—	1,131	—	249,670
Pension liabilities	21,128	—	2,519	—	23,647
Postretirement benefit obligation	10,505	—	6,651	—	17,156
Accrued environmental remediation	1,067	—	10	—	1,077

Total liabilities	450,757	(84,844)	12,362	—	378,275

Stockholders’ equity	204,430	301,169	120,310	(421,479)	204,430

Total liabilities and stockholders’ equity	$655,187	$216,325	$132,672	$(421,479)	$582,705

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

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Six Months ended July 4, 2004

(Unaudited)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
(In thousands)
Operating Activities
Income from continuing operations	$4,416	$10,877	$3,422	$(14,047)	$4,668
Depreciation and amortization	5,703	1,767	1,563	—	9,033
Other non-cash items	917	27	28	—	972
Equity in earnings of subsidiaries	(14,047)	—	—	14,047	—
Changes in operating assets and liabilities	(5,524)	(15,275)	(10,520)	—	(31,319)

Net cash used for operating activities	(8,535)	(2,604)	(5,507)	—	(16,646)
Investing Activities
Additions to property, plant and equipment	(2,807)	(903)	(457)	—	(4,167)
Other	—	269	11	—	280

Net cash used for investing activities	(2,807)	(634)	(446)	—	(3,887)
Financing Activities
Issuance of Common Stock	22,942	—	—	—	22,942
Retirement of senior notes	(4,125)	—	—	—	(4,125)
Net payments on revolving credit facilities	—	—	(715)	—	(715)
Intercompany borrowings (payments)	1,202	3,807	(5,009)	—	—
Other financing activities	703	(569)	(239)	—	(105)

Net cash provided by (used for) financing activities	20,722	3,328	(5,963)	—	17,997
Effect of exchange rate on cash and equivalents	(261)	—	(344)	—	(605)

Net cash provided by (used for) continuing operations	9,119	—	(12,260)	—	(3,141)
Net cash used for discontinued operations	—	—	(299)	—	(299)

Net increase (decrease) in cash and equivalents	9,119	—	(12,559)	—	(3,440)
Cash and equivalents at beginning of period	8,530	—	37,559	—	46,089

Cash and equivalents at end of period	$17,649	$—	$25,000	$—	$42,649

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Six Months ended June 29, 2003

(Unaudited)

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
(In thousands)
Operating Activities
Net income	$737	$8,214	$3,541	$(11,755)	$737
Depreciation and amortization	6,201	1,732	1,441	—	9,374
Other non-cash items	(894)	19	(8)	—	(883)
Equity in earnings of subsidiaries	(11,755)	—	—	11,755	—
Changes in operating assets and liabilities	(11,594)	(10,229)	(9,043)	—	(30,866)

Net cash used for operating activities	(17,305)	(264)	(4,069)	—	(21,638)
Investing Activities
Additions to property, plant and equipment	(1,981)	(317)	(359)	—	(2,657)
Other	—	—	3	—	3

Net cash used for investing activities	(1,981)	(317)	(356)	—	(2,654)
Financing Activities
Financing fees and expenses paid	(28)	—	—	—	(28)
Net (payments) borrowings on revolving credit facilities	(1,002)	1,002	497	—	497
Intercompany borrowings (payments)	890	(421)	(469)	—	—
Other financing activities	—	—	(3)	—	(3)

Net cash (used for) provided by financing activities	(140)	581	25	—	466
Effect of exchange rate on cash and equivalents	(546)	—	2,376	—	1,830

Net cash used by continuing operations	(19,972)	—	(2,024)	—	(21,996)
Net cash provided by discontinued operations	—	—	381	—	381

Net decrease in cash and equivalents	(19,972)	—	(1,643)	—	(21,615)
Cash and equivalents at beginning of period	22,462	—	31,458	—	53,920

Cash and equivalents at end of period	$2,490	$—	$29,815	$—	$32,305

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our results of operations and financial condition. This discussion should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto.

OVERVIEW

During the second quarter ended July 4, 2004, we have continued to experience the steady improvement in all of our business segments that began in the first quarter of 2004. For the second quarter, income from continuing operations was $3.3 million or $0.25 per diluted share in 2004 compared with $0.1 million or $0.01 per diluted share in 2003. Income from continuing operations in the second quarter of 2004 includes $0.6 million of charges (net of tax) or $0.05 per share, $0.4 million of which are charges related to the premium paid on the repurchase of $4.1 million of our senior notes and $0.2 million of restructuring charges relating primarily to the previously announced Booneville, Mississippi facility closure. Our operating results in the second quarter of 2004 were favorably impacted by $0.4 million (net of tax) from our metal valuation and hedge accounting.

The main drivers for the improvement in our operating performance continue to be the overall recovery in the industrial economy generating increased demand for our products, much stronger pricing for our wholesale products and to a lesser extent, improved pricing in certain other products, customer gains in our commercial products business segment, growth in our fabricated products business as original equipment manufacturers continue to outsource their manufacturing and improved capacity utilization and efficiencies in our manufacturing plants.

During the second quarter of 2004, we sold in a private placement 2.45 million shares of Common Stock and used a substantial portion of the $22.9 million of net proceeds from the equity offering to repurchase a portion of our 10 ½ percent senior notes. We purchased $4.1 million of our senior notes in the second quarter of 2004 and another $14.5 million in the first month of the third quarter of 2004. Additionally, net cash provided by operating activities was $16.0 million in the second quarter of 2004 and we were able to pay down the full balance of $20.0 million that had been outstanding on our secured revolving credit facility at the end of the first quarter of 2004.

RESULTS OF OPERATIONS

Three-Month Period Ended July 4, 2004 Compared to
Three-Month Period Ended June 29, 2003

Consolidated net sales increased by $61.1 million, or 39.9%, to $214.1 million for the second quarter ended July 4, 2004 from $153.0 million for the second quarter ended June 29, 2003. This growth is due to increased volumes shipped, higher COMEX copper and other metal prices, and improved pricing, especially in the wholesale product segment. Pounds shipped increased by 5.6 million pounds, or 6.6%, to 91.4 million in the second quarter of 2004 from 85.7 million in 2003.

The average COMEX copper price for the second quarter of 2004 was $1.23 per pound, as compared to $0.75 per pound in the second quarter of 2003, an increase of approximately 65%.

Pounds of commercial products shipped increased by 4.3 million pounds, or 7.4%, to 62.3 million in the second quarter of 2004 from 58.0 million in the second quarter of 2003, due primarily to continued volume growth for our industrial tube, technical tube and fabricated products. Volumes grew for these products in the second quarter of 2004 primarily due to stronger markets for HVAC products, continued growth in commercial construction and favorable outsourcing trends in our fabricated products facilities. We also experienced customer gains and are beginning to benefit from the introduction of new technical and welded tube products. Sales of commercial products increased $39.3 million, or 34.0%, to $155.0 million in the second quarter of 2004 from $115.7 million in 2003. The improvement in net sales reflects the previously mentioned volume increase, the sharp rise in metal prices and an improvement in fabrication revenues (defined as net sales less the selling price of the metal) due to mix and price increases. In our commercial segment, COMEX copper prices are generally a pass through to our customers. Revenue per pound for commercial products was $2.49 per pound in the second quarter of 2004, compared to $1.99 per pound in 2003, reflecting primarily the sharp rise in metal prices and to a lesser extent, an improvement in fabrication revenues as mentioned above. Gross profit for commercial products increased by $4.0 million, or 32.9%, to $16.1 million in the second quarter of 2004 from $12.1 million in 2003, attributable to higher volumes and improved selling prices offset slightly by higher manufacturing cost due to a richer mix of products and an unfavorable Canadian currency translation impact on manufacturing costs.

Pounds of wholesale products shipped decreased by 0.6 million pounds, or 2.6%, to 22.9 million in the second quarter of 2004 from 23.5 million in 2003 because of slowing demand in the latter part of the second quarter of 2004 and because we shifted our production capacity away from this commodity product in order to meet the demand for commercial products. Sales of wholesale products increased $14.6 million, or 51.4%, to $43.1 million in the second quarter of 2004 from $28.5 million in 2003, due to rising COMEX prices and a 58.1% improvement in fabrication revenue. Revenue per pound was up $0.67 to $1.88 in the second quarter of 2004 versus $1.21 in the second quarter of 2003. Gross profit from wholesale products increased $3.1 million to $3.5 million in the second quarter of 2004 from $0.4 million in 2003, due primarily to the improvement in pricing.

Pounds of rod and bar products shipped increased by 2.0 million pounds, or 46.5%, to 6.2 million in the second quarter of 2004 from 4.2 million in 2003 as we have gained market share in this segment from one competitor who exited a portion of this market and we are benefiting from the economic recovery in North America. Sales of rod, bar and other products increased $7.1 million, or 80.6%, to $15.9 million in the second quarter of 2004 from $8.8 million in 2003, due to the increase in COMEX and a 15.3% improvement in fabrication pricing. Other products are primarily those products sold from our distribution center in the Netherlands whose sales dollars increased approximately $0.9 million in the second quarter of 2004 due to increased volume and a stronger quarter over quarter Euro. Gross profit from rod, bar and other products increased $1.9 million to $2.0 million in the second quarter of 2004 from $0.1 million in 2003, due to increased volumes and pricing and the favorable impact of the stronger Euro compared to the second quarter of the prior year.

Consolidated gross profit increased $9.0 million or 71.2% to $21.6 million in the second quarter of 2004 from $12.6 million in 2003. In addition to a richer mix of products, a stronger North

American economy, our global expansion, increased volume, improved pricing and manufacturing efficiencies all favorably impacted gross profit. Negatively impacting gross profit was the strong Canadian dollar versus the U.S. dollar and its influence on the cost of manufacturing in Canada. In comparing year over year, manufacturing costs were impacted negatively by $0.5 million due to the strong Canadian dollar. Also, our metal and hedge accounting provided a favorable pre-tax impact of $0.6 million. Our manufacturing cost per pound for the quarter increased $0.03 per pound to $0.84 per pound in the second quarter of 2004 which includes higher costs associated with the production of a richer mix of products and the aforementioned $0.5 million or $0.01 per pound currency translation impact as compared to $0.81 per pound in the second quarter of 2003.

Consolidated selling, general and administrative expenses for the second quarter of 2004 increased by $2.5 million, or 33.0%, to $10.1 million, compared with $7.6 million in 2003, while remaining approximately five percent of sales for both the second quarter of 2004 and 2003. Approximately $1.4 million of the increase in selling, general and administrative expenses was due to increased accruals for company-wide incentive compensation in light of our improved operating results in 2004, especially as compared to the very low levels of incentive compensation accruals in 2003. Additionally, selling, general and administrative expenses increased $0.3 million due to higher professional fees, including fees related to the compliance with the Sarbanes Oxley Act of 2002 and the internal control related requirements of Section 404 as well as other professional expenses and increased $0.5 million for employee related costs, primarily recruiting and relocation cost.

Consolidated net interest expense increased by $0.5 million or 8.8%, to $5.8 million in the second quarter of 2004 from $5.3 million in 2003 primarily due to increased borrowings against our secured revolving credit facility during the second quarter of 2004 versus the second quarter of 2003 as well as a decline in the favorable impact of the interest rate swap in 2004 versus 2003. Consolidated net interest expense is net of interest income and capitalized interest of $0.3 million and $0.1 million, respectively, for the three-month period ended July 4, 2004 and $0.2 million and $16,100, respectively, for the three-month period ended June 29, 2003. Interest expense will be reduced by approximately $0.5 million per quarter beginning in the third quarter of 2004 as a result of our purchase of $4.1 million and $14.5 million of our 10.5% Senior Notes late in the second quarter of 2004 and early in the third quarter of 2004, respectively.

Amortization and other, net was $1.1 million of expense in the second quarter of 2004 compared to $0.5 million of expense in the second quarter of 2003. Amortization and other, net in the second quarter of 2004 included $0.6 million of charges relating to the premium paid on the purchase of $4.1 million of our senior notes and the write-off of associated prepaid financing fees and bond discount related to the transaction. Amortization and other, net in the second quarter of 2003 included $0.1 million of losses related to foreign currency, primarily associated with the fluctuation in the Canadian to U.S. dollar exchange rate. Amortization expense, primarily deferred financing fees, was $0.4 million in the second quarter of both 2004 and 2003.

Tax expense of $1.1 million was recorded in the second quarter of 2004 as compared to a net tax benefit of $0.8 million in the second quarter of 2003. The effective tax rate for the second quarter of 2004 was 24.3% which reflects a significant amount of income earned in the lower tax jurisdictions of China and Portugal. The net tax benefit recorded in the second quarter of 2003 reflects i) lower effective tax rates from state tax planning activities; ii) federal tax benefits generated in the higher effective tax rate jurisdiction of the United States, in which we had pre-

tax losses; and iii) foreign tax expense generated in foreign jurisdictions in which we had income and where the tax rates are lower due to tax holidays. A valuation allowance was recorded against all state net operating losses generated in the second quarter of 2003.

Six-Month Period Ended July 4, 2004 Compared to
Six-Month Period Ended June 29, 2003

Consolidated net sales increased by $123.4 million, or 41.6%, to $419.9 million for the six-month period ended July 4, 2004 from $296.5 million for the six-month period ended June 29, 2003. This growth is due to increased volumes shipped, higher COMEX copper and other metal prices, and improved pricing, especially in the wholesale product segment and to a lesser extent, improved pricing for certain other products. Pounds shipped increased by 17.9 million pounds, or 10.8%, to 184.7 million in 2004 from 166.8 million in 2003. The average COMEX copper price for 2004 was $1.23 per pound, as compared to $0.75 per pound in 2003, an increase of approximately 64%.

Pounds of commercial products shipped increased by 9.1 million pounds, or 8.0%, to 123.4 million in 2004 from 114.3 million in 2003. This increase was primarily due to volume growth for our industrial tube, technical tube and fabricated products. Volumes grew for these products in 2004 primarily due to the recovering North American economy, stronger markets for HVAC products, continued growth in commercial construction and favorable outsourcing trends in our fabricated products facilities. We also experienced customer gains and are beginning to benefit from the introduction of new technical and welded tube products. Sales of commercial products increased $74.0 million, or 32.7%, to $300.0 million in 2004 from $226.0 million in 2003. The improvement in net sales reflects the previously mentioned volume increase, the sharp rise in metal prices and an improvement in fabrication revenues due to mix and price increases. In our commercial segment, COMEX copper prices are generally a pass through to our customers. Revenue per pound for commercial products was $2.43 per pound in 2004, compared to $1.98 per pound in 2003, reflecting primarily the sharp rise in metal prices and to a lesser extent, an improvement in fabrication revenues as mentioned above. Gross profit from commercial products increased by $5.1 million, or 19.8%, to $31.0 million in 2004 from $25.9 million in 2003, attributable to higher volumes and improved selling prices offset slightly by higher manufacturing cost due to a richer mix of products and an unfavorable Canadian currency translation impact on manufacturing costs.

Pounds of wholesale products shipped increased by 5.3 million pounds, or 12.3%, to 48.8 million in 2004 from 43.5 million in 2003 due to our expanded channels to this commodity market as well as improvements in demand in both the United States and Canada caused by increased commercial construction. Sales of wholesale products increased $36.3 million, or 69.2%, to $88.7 million in 2004 from $52.4 million in 2003, due to rising COMEX prices and a 50.7% improvement in fabrication revenue. Revenue per pound was up $0.61 to $1.82 in 2004 versus $1.21 in 2003. Gross profit from wholesale products increased $4.8 million to $5.2 million in 2004 from $0.5 million in 2003, due primarily to better pricing and increased demand.

Pounds of rod and bar products shipped increased by 3.5 million pounds, or 38.6%, to 12.5 million in 2004 from 9.0 million in 2003 as we have gained market share in this segment from one competitor who exited a portion of this market and we are benefiting from the economic recovery in North America. Sales of rod, bar and other products increased $13.2 million, or

73.0%, to $31.3 million in 2004 from $18.1 million in 2003 due to the increase in COMEX and a 12.6% improvement in fabrication pricing. Other products are primarily those products sold from our distribution center in the Netherlands whose sales dollars increased approximately $2.2 million in 2004 due to increased volume and a stronger period over period Euro. Gross profit from rod, bar and other products increased $1.9 million to $2.8 million in 2004 from $0.9 million in 2003, due to increased volumes, better pricing and the favorable impact of the stronger Euro compared to the first half of the prior year.

Consolidated gross profit increased $11.8 million or 43.5% to $39.1 million in 2004 from $27.2 million in 2003 as we experienced a richer mix of products as well as a strengthening North American economy, global expansion, increased volume, improved pricing and manufacturing efficiencies. Negatively impacting gross profit was the strong Canadian dollar versus the U.S. dollar and its influence on the cost of manufacturing in Canada. In comparing year over year, manufacturing costs were impacted negatively by $2.9 million due to the strong Canadian dollar. Also, our metal and hedge accounting provided a favorable pre-tax impact of $1.3 million. Our manufacturing cost per pound for the period increased $0.02 per pound to $0.83 per pound in 2004 which includes higher costs associated with the production of a richer mix of products and the aforementioned $2.9 million or $0.02 per pound currency translation impact as compared to $0.81 per pound in 2003.

Consolidated selling, general and administrative expenses for 2004 increased by $3.8 million, or 24.1%, to $19.5 million, compared with $15.7 million in 2003, while remaining approximately five percent of sales for both 2004 and 2003. Approximately $2.1 million of the increase in selling, general and administrative expenses was due to increased accruals for company-wide incentive compensation in light of our improved operating results in 2004, especially as compared to the very low levels of incentive compensation accruals in 2003. Selling, general and administrative expenses increased $0.6 million due to higher professional fees, including fees related to the compliance with the Sarbanes Oxley Act of 2002 and the internal control related requirements of Section 404 as well as other professional expenses and increased $0.5 million for employee related costs, primarily recruiting and relocation cost.

Consolidated net interest expense increased by $0.3 million or 3.4%, to $10.8 million in 2004 from $10.5 million in 2003 due to increased borrowings against our secured revolving credit facility during 2004 versus 2003 as well as a decline in the favorable impact of the interest rate swap in 2004 versus 2003. Consolidated net interest expense is net of interest income and capitalized interest of $0.4 million and $0.1 million, respectively, for 2004 and $0.3 million and $33,200, respectively, for 2003. Interest expense will be reduced by approximately $0.5 million per quarter beginning in the third quarter of 2004 as a result of our purchase of $4.1 million and $14.5 million of our 10.5% Senior Notes late in the second quarter of 2004 and early in the third quarter of 2004, respectively.

Amortization and other, net was $1.8 million of expense in 2004, as compared to $1.0 million of expense in 2003. Amortization and other, net in the second quarter of 2004 included $0.6 million of charges relating to the premium paid on the purchase of $4.1 million of our senior notes and the write-off of associated prepaid financing fees and bond discount related to the transaction. Amortization and other, net in 2004 and 2003 included $0.1 million and $0.2 million of losses, respectively, related to foreign currency. These foreign currency losses are largely attributable to fluctuations in the Canadian to U.S. dollar exchange rate. Amortization expense was $0.7 million in both 2004 and 2003. In the first quarter of 2004, an uncollectible miscellaneous receivable was written off amounting to $0.1 million.

Tax expense of $1.4 million was recorded in 2004 as compared to a net tax benefit of $0.7 million in 2003. The effective tax rate in 2004 was 23.4% which reflects a significant amount of income earned in the lower tax jurisdictions of China and Portugal. The net tax benefit recorded in 2003 reflects i) lower effective tax rates from state tax planning activities; ii) federal tax benefits generated in the higher effective tax rate jurisdiction of the United States, in which we had pre-tax losses; and iii) foreign tax expense generated in foreign jurisdictions in which we had income and where the tax rates are lower due to tax holidays. A valuation allowance was recorded against all state net operating losses generated in 2003.

Restructuring and Other Charges

In the third quarter of 2003, we announced our intention to close our Booneville, Mississippi facility and did so in December of 2003. Accordingly, we recorded a restructuring charge in the amount of $10.4 million and established a reserve for certain items associated with the write-down of impaired assets, relocation of equipment, severance and other personnel related costs. Given the strong start and prolonged 2004 HVAC cooling season and normal seasonal demands, we are using a limited number of assets at the Booneville, Mississippi facility to provide additional capacity to meet increased demand. This temporary measure that we anticipate will continue for several more months does not change our strategy regarding this facility. Expenses at the Booneville facility related to production are charged to continuing operations, while the plant closing activities continue to be reflected in our restructuring expenses in accordance with FAS 146. Given the temporary and limited timeframe of this matter, we continue to carry the assets of the Booneville facility at the carrying values established at the end of 2003.

In the fourth quarter of 2003, we charged $6.8 million against the reserve, mostly related to the write down of assets to their estimated carrying values and severance related costs, leaving a balance in the reserve at December 31, 2003 of $3.5 million. In the first and second quarters of 2004, we charged $3.2 million and $0.1 million against the reserve, respectively, related to the impaired assets, relocation of equipment, severance and other employee related costs, the cost of terminating certain operating leases and preparing the facility for sale, leaving a balance in the reserve at July 4, 2004 of $151 thousand for outstanding charges.

Further, in accordance with FAS 146, regarding the Booneville, Mississippi facility closure, we recognized restructuring expenses in the first and second quarters of 2004 of $329 thousand and $139 thousand, respectively, mostly for costs related to maintaining the facility, terminating leases and other costs associated with removing equipment and preparing the facility for eventual sale.

Also in the third quarter of 2003, we formalized a workforce reduction program affecting approximately 200 employees. During the first and second quarters of 2004, in accordance with FAS 146, we recognized costs of $176 thousand and $88 thousand, respectively, for severance, medical and other separation related expenditures associated with this workforce reduction program.

Finally, in the first and second quarters of 2004, we recognized charges of $46 thousand and $27 thousand, respectively, related to carrying costs and other closing related matters regarding our closed Roxboro, North Carolina facility and $20 thousand and $40 thousand, respectively, in other restructuring related issues. The value of the Roxboro facility is accounted for in assets held for sale in the amount of $3.1 million as of July 4, 2004. We are actively seeking a buyer for the facility. Although we believe we have appropriately reduced the carrying value of the assets to their estimated recoverable amounts, net of disposal costs where appropriate, actual results could be different and the difference will be reported in restructuring charges in future periods.

In total, in the first and second quarters of 2004, we recorded restructuring expenses of $571 thousand pre-tax ($377 thousand net of tax) and $294 thousand pre-tax ($194 thousand net of tax), respectively.

Liquidity and Capital Resources

Cash used by continuing operating activities in the first half of 2004 totaled $16.6 million. Income from continuing operations, depreciation and amortization was more than offset by increased working capital, largely the result of the effect of increased COMEX prices on accounts receivables and inventories, partly offset by higher payables due to the same cause. During the first half of 2004, the average COMEX copper price was approximately 1.23 per pound as compared to $0.75 per pound in the first half of 2003, a 64% increase.

We participate in a seasonal business which typically produces greater sales and requires a greater use of cash for working capital purposes in the first and second quarters of the year compared to the second half of the year where we generate cash by liquidating working capital.

On June 23, 2004 we completed a private placement of 2.45 million shares of our Common Stock that resulted in approximately $22.9 million of net proceeds. In the second quarter of 2004, we used $4.5 million of the proceeds to purchase $4.1 million of our 10.5% Senior Notes. Early in the third quarter of 2004, we purchased an additional $14.5 million of the notes for $16.0 million. The remaining $2.4 million of net proceeds from the equity offering will be used for general corporate purposes.

Capital expenditures were $4.2 million in the first six months of 2004 as compared to $2.7 million in the first six months of 2003. We currently expect to spend between $10.5 million and $12.0 million for capital items in the year 2004. Our capital expenditures include asset replacement, environmental compliance and cost reduction and productivity improvement items.

The ratio of current assets to current liabilities was 3.4 at July 4, 2004 and 4.6 at June 29, 2003. Our cash and cash equivalent balances as of July 4, 2004 and December 31, 2003 were $42.6 million and $46.1 million, respectively, of which $25.0 million and $37.6 million, respectively were held by our subsidiaries located outside of the United States. We believe we would have to pay the differential between foreign taxes and United States taxes on funds located outside of the United States upon repatriating these funds to the United States. However, we do not anticipate repatriating these funds in the foreseeable future and accordingly have not accrued the differential tax liability.

We believe with the continuing borrowing availability anticipated under our secured revolving credit facility, our cash balances and anticipated cash flow from our continuing operations, we will be able to satisfy our existing working capital needs, interest obligations and capital expenditure requirements.

Environmental Matters

Our facilities and operations are subject to extensive environmental laws and regulations. During the six months ended July 4, 2004, we spent approximately $0.1 million on environmental matters, which included remediation, monitoring, legal and other costs. We have a reserve of $1.1 million for undiscounted environmental remediation costs which is reflected in our Condensed Consolidated Balance Sheet. Based on currently available information, we believe that the ultimate costs of the environmental matters described below are not reasonably likely to have a material adverse effect on our business, financial condition or results of operations. However, actual costs related to environmental matters could differ materially from the amounts we estimated and accrued at July 4, 2004 and could result in additional exposure if these environmental matters are not resolved as anticipated.

Decatur, Alabama

In 1999, the Company entered into a Consent Order under Section 3008(h) of the Resource Conservation and Recovery Act. This order incorporated the Corrective Measures Study, commonly referred to as the CMS, submitted to the Environmental Protection Agency (the “EPA”) regarding a waste burial site at the Decatur, Alabama facility. The order also included an upgrade to an existing chrome ground water remediation system.

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

The estimated remaining assessment, monitoring, remedial, legal, and other costs related to the environmental matters at our Decatur, Alabama facility are $0.2 million as of July 4, 2004.

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

We have proposed to the Tennessee Division that an interim corrective measure be implemented at the facility. The interim measure will consist of a system to extract water and vapors from the areas of highest concentration. The system can be expanded to conduct additional remediation if required. Based on recent testing efforts at the facility and the available information, we preliminarily estimate that it will cost between $0.8 million and $2.0 million to complete the investigation and develop the remediation plans for this site.

Altoona, Pennsylvania

We have entered our Altoona, Pennsylvania facility into the State of Pennsylvania Department of Environmental Protection Act II Program. The program addresses contamination issues related to closed hazardous waste lagoons and oil contamination of soil at this facility. The previous owner closed the hazardous waste lagoons in 1982. The Remedial Investigation/Feasibility Study (“RIFS”) was submitted to the Pennsylvania Department of Environmental Protection on April 20, 2004. Remaining costs to complete the investigation phase of the program are estimated to be $30,000. No active remediation is anticipated at this site, however, we still await a response from the Pennsylvania Department of Environmental Protection to our RIFS..

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

With respect to expectations of future sales, earnings, operating performance, restructuring strategies, property, plant and equipment expenditures and sources and uses of cash, factors that could affect actual results include, without limitation:

•	our significant amount of debt and the restrictive covenants contained in our debt agreements;

•	our ability to service our debt and incur additional debt;

•	our ability to dispose of our properties held for sale and realize their carrying values;

•	our ability to achieve growth rates and profit projections assumed in the valuation of our goodwill;

•	the impact of interest rates on the valuations of our pension liabilities and goodwill;

•	cyclicality, seasonality and weather conditions, which affect the sales of our products;

•	the length and magnitude of recovery from the recent economic downturn;

•	costs and cost savings related to the closing of our Booneville, Mississippi facility;

•	the extent of recovery in United States commercial construction activity;

•	the impact of competitive factors in our industry, including the effect of pricing, product lines and other actions taken by our competitors;

•	our ability to maintain our relationships with our major customers;

•	demand for our products;

•	our ability to achieve, and the timeliness with which we achieve, anticipated results from our capital improvement plans, cost reduction initiatives, product and process development activities, productivity and efficiency initiatives, global expansion activities, market share penetration efforts and working capital management programs;

•	our potential exposure to environmental liabilities;

•	economic, political and currency risks relating to our international operations;

•	our ability and the ability of our customers to maintain satisfactory relations with employees;

•	costs for labor and benefits including healthcare and pension costs;

•	extraordinary fluctuations in price and availability in the markets for raw materials and our ability to hedge the cost of raw materials effectively;

•	extraordinary fluctuations in the cost and availability of fuel and energy resources and our ability to hedge these costs;

•	risks to our competitive position from changing technology or the loss of our intellectual property;

•	business and economic risks relating to government regulations that impact our industry;

•	the mix of our geographic and product revenues;

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

Interest Rate Risk

The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our total long-term fixed interest rate debt as of July 4, 2004 was $258.7 million, versus a carrying value of $249.6 million. The estimated fair market value of our debt is based upon the indicative bid price for our Senior Notes which approximates their trade value. The yield implicit in the value of the 7.375% Senior Notes is 7.96% and 7.44% for the 10.5% Senior Notes. A 1% increase from prevailing interest rates would result in a decrease in fair value of this debt by approximately $8.0 million as of July 4, 2004.

We have in place an interest rate swap on $50 million notional amount of our 7.375% Senior Notes. The terms of the interest rate swap are semi-annual payment dates of February 1 and August 1, a floating rate option of the six-month LIBOR rate plus a spread of 3.76% and a termination date of August 1, 2008. As of July 4, 2004, we recorded the fair market value of the interest rate swap of $1.0 million as other liabilities with a corresponding decrease to the hedged debt, with equal and offsetting unrealized gains and losses included in other income expense. For the three and six month periods ended July 4, 2004, the interest rate swap effectively converted $50 million of fixed rate 7.375% Senior Notes to a variable rate of 6.1% and 5.7%, respectively.

Commodity Price Risk

In connection with the sale of some finished products, we have entered into commodity forward contracts to buy metal to reduce the risk of price increases with respect to both firm-price sale commitments and anticipated sales. As of July 4, 2004, we had entered into contracts hedging the raw material requirements for committed and anticipated future sales through July 2005 having a notional value of $10.8 million. The estimated fair value of these outstanding contracts based upon forward rates at July 4, 2004 was an asset of approximately $2.4 million as of July 4, 2004. A 10.0% decline in commodity prices would decrease the estimated fair value of these outstanding contracts by $1.3 million as of July 4, 2004.

We also have entered into commodity forward contracts to sell metal as we have deemed appropriate to reduce the risk of price decreases with respect to firm-price purchase commitments. As of July 4, 2004, we have entered into contracts hedging the raw material requirements for committed future purchases through October 2004 having a notional value of $6.5 million. The estimated fair value of these outstanding contracts based upon forward rates at July 4, 2004 was a liability of approximately $0.1 million as of July 4, 2004. A 10.0% increase in commodity prices would decrease the estimated fair value of these outstanding contracts by $0.7 million at July 4, 2004.

We have entered into commodity forward contracts to buy copper on the LME and to sell copper on the COMEX in order to mitigate the unfavorable difference in pricing copper based on COMEX in the U.S. market versus pricing copper based on LME in the international market. As of July 4, 2004, we had entered into contracts on COMEX to sell copper hedging the raw material requirements for committed future purchases through September 2004 having a notional value of $3.7 million. The estimated fair value of these outstanding contracts based upon forward rates at July 4, 2004 was a liability of approximately $4,000 as of July 4, 2004. A 10.0% increase in commodity prices would decrease the estimated fair value of these outstanding contracts by $0.4 million at July 4, 2004. Related to these forward contracts, we have entered into commodity forward contracts to buy copper on LME through September 2004 with an offsetting notional value of $3.8 million. The estimated fair value of these outstanding contracts based upon forward rates at July 4, 2004 was an asset of approximately $86,400 as of July 4, 2004. A 10.0% decrease in commodity prices would decrease the estimated fair value of these outstanding contracts by $0.4 million at July 4, 2004.

We have entered into commodity forward contracts to sell copper with a notional value of $45.4 million in September 2004. We entered into these forward contracts in order to mitigate the impact of fluctuating copper prices with regard to the valuation of our inventory balances. These forward contracts were not designated as effective hedges and therefore they are marked to market each month with gains and losses recorded in cost of goods sold. The estimated fair value of these outstanding contracts based upon forward rates at July 4, 2004 was a loss of approximately $0.5 million as of July 4, 2004. A 10.0% increase in commodity prices would increase the estimated loss on these outstanding contracts by $4.6 million as of July 4, 2004.

In connection with the purchase of natural gas, we have entered into commodity futures contracts for natural gas to reduce our risk of future price increases. As of July 4, 2004, we had commodity futures contracts to purchase natural gas for the period August 2004 through December 2004 with a notional amount of $2.4 million and an unrealized gain of $0.8 million, based on futures prices as of July 4, 2004. The effect of a 10.0% decline in commodity prices as of July 4, 2004 for these futures contracts would result in a potential loss in fair value of approximately $0.3 million.

Foreign Currency Risk

Some of our operations use foreign exchange forwards to hedge fixed purchase and sales commitments denominated in a foreign currency. These foreign currency exposures relate primarily to nonfunctional currency assets and liabilities denominated in Euros and British Pound Sterling. We do not enter into forward exchange contracts for trading purposes. These forward contracts and the underlying hedged receivables and payables are carried at their fair values with any associated gains and losses recognized in current period earnings. As of July 4, 2004, we had forward exchange contracts outstanding to purchase foreign currency with a notional amount of $8.7 million and to sell foreign currency with a notional amount of $0.7 million. As of July 4, 2004, we had an insignificant unrealized loss associated with these forward contracts. The potential loss in fair value for these forward contracts from a 10.0% adverse change in quoted foreign currency exchange rates would be approximately $0.9 million.

We use foreign exchange forward contracts to hedge our inventory currency risk in Canada. These contracts are denominated in U.S. and Canadian dollars. As of July 4, 2004, we had forward contracts outstanding through December 2004 to purchase foreign currency with a notional amount of $7.4 million. As of July 4, 2004, we had an unrealized loss of $0.1 million associated with these forward contracts. The potential loss in fair value from a 10% adverse change in exchange rates would be approximately $0.7 million.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There were no material legal proceeding developments during the three-month period ended July 4, 2004.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     On June 23, 2004, the Company completed a private placement of 2.45 million shares of its Common Stock at a price of $10.00 per share raising $24.5 million. The shares of Common Stock were offered and sold to accredited institutional investors pursuant to exemptions from registration under Regulation D, Rule 506 under the Securities Act of 1933. After paying selling commissions and other expenses of $1.6 million, the Company received net proceeds of approximately $22.9 million from the transaction, $21.0 million of which was used to repurchase $18.6 million principal amount of our 2009 Senior Notes and to pay premiums and accrued interest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 20, 2004, the Company held its Annual Meeting of Stockholders. The matters voted on at the meeting and the results of those votes are as follows:

1.	Election of Directors.

	Votes For	Votes Withheld
John L. Duncan	10,917,717	286,319
Jan K. Ver Hagen	10,969,937	234,099

     Other Directors whose term of office continued after the meeting were Dennis J. Horowitz, James E. Deason, W. Barnes Hauptfuhrer, Thomas P. Evans, Chris A. Davis and Gail O. Neuman.

2.	Appointment of Ernst & Young LLP as Independent Auditors.

Votes For	Votes Against	Votes Abstained
11,090,484	87,436	26,116

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

A current report on Form 8-K related to the Company having extended its $37.5 million Secured Revolving Credit Facility for two years maturing on March 31, 2007 including amendments to certain financial covenants was furnished to the SEC on April 6, 2004.

A current report on Form 8-K related to the reporting of the Company’s results of operations and financial condition for the quarter ended April 4, 2004, was furnished to the SEC on April 27, 2004.

A current report on Form 8-K related to the completion of a private placement of 2.45 million shares of the Company’s common stock to accredited investors at a price of $10.00 per share was furnished to the SEC on June 24, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

WOLVERINE TUBE, INC.

By:	/s/ James E. Deason

Name:	James E. Deason
Title:	Executive Vice President, Chief Financial Officer,
Secretary and Director

Dated: August 12, 2004