Form 10-Q
period 2004-10-03
WOLVERINE TUBE INC
filed 2004-11-12
CIK 821407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended October 3, 2004
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [  ]

Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date:

Class	Outstanding as of November 9, 2004

Common Stock, $0.01 Par Value	14,902,000 Shares

FORM 10-Q

QUARTERLY REPORT

		Page No.
	PART I
Item 1.	Financial Statements
	Consolidated Statements of Operations (Unaudited)— Three-Month and Nine-Month Periods Ended October 3, 2004 and September 28, 2003	1
	Consolidated Balance Sheets October 3, 2004 (Unaudited) and December 31, 2003	2
	Consolidated Statements of Cash Flows (Unaudited)— Nine Month Periods Ended October 3, 2004 and September 28, 2003	3
	Notes to Unaudited Consolidated Financial Statements	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	34
	PART II
Item 6.	Exhibits	35
EX-10.1 NON-QUALIFIED OPTION AGREEMENT
EX-10.2 NON-QUALIFIED OPTION AGREEMENT
EX-10.3 RESTRICTED STOCK AGREEMENT
EX-10.4 SAR AGREEMENT
EX-10.5 AMENDMENT NO. 5 TO CREDIT AGREEMENT
EX-10.6 CONSIGNMENT AND FORWARD CONTRACTS AGREEMENT
EX-31.1 SECTION 302 CEO CERTIFICATION
EX-31.2 SECTION 302 PFO CERTIFICATION
EX-32.1 SECTION 906 CEO CERTIFICATION
EX-32.2 SECTION 906 PFO CERTIFICATION

ITEM 1. FINANCIAL STATEMENTS

Wolverine Tube, Inc. and Subsidiaries

Consolidated Statements of Operations
(Unaudited)

	Three-month periods ended		Nine-month periods ended
	October 3,	September 28,	October 3,	September 28,
(In thousands except per share amounts)	2004	2003	2004	2003
Net sales	$200,038	$144,099	$619,923	$440,574
Cost of goods sold	187,713	137,857	568,532	407,105

Gross profit	12,325	6,242	51,391	33,469
Selling, general and administrative expenses	9,195	8,105	28,694	23,812
Restructuring charges	862	6,438	1,727	6,438

Operating income/(loss) from continuing operations	2,268	(8,301)	20,970	3,219
Other expenses:
Interest expense, net	4,922	5,269	15,752	15,739
Amortization and other, net	(22)	244	1,115	1,278
Loss on extinguishment of debt	2,372	—	3,009	—
Goodwill impairment	—	23,153	—	23,153

Income/(loss) from continuing operations before income taxes	(5,004)	(36,967)	1,094	(36,951)
Income tax benefit	(2,492)	(5,245)	(1,062)	(5,966)

Income/(loss) from continuing operations	(2,512)	(31,722)	2,156	(30,985)
Loss from discontinued operations, net of income tax benefit of $35 and $157, respectively	(73)	—	(325)	—

Net income/(loss)	$(2,585)	$(31,722)	$1,831	$(30,985)

Per share data:
Earnings/(loss) per common share – basic:
Continuing operations	$(0.17)	$(2.58)	$0.16	$(2.52)
Discontinued operations	—	—	(0.02)	—

Net income /(loss)	$(0.17)	$(2.58)	$0.14	$(2.52)

Basic weighted average number of common shares	14,835	12,279	13,246	12,273

Earnings/(loss) per common share – diluted:
Continuing operations	$(0.17)	$(2.58)	$0.16	$(2.52)
Discontinued operations	—	—	(0.02)	—

Net income /(loss)	$(0.17)	$(2.58)	$0.14	$(2.52)

Diluted weighted average number of common and common equivalent shares	14,835	12,279	13,577	12,273

The accompanying notes are an integral part of these consolidated financial statements.

Wolverine Tube, Inc. and Subsidiaries

Consolidated Balance Sheets

	October 3,	December 31,
(In thousands except share and per share amounts)	2004	2003
	(Unaudited)
Assets
Current assets
Cash and equivalents	$34,827	$46,089
Accounts receivable, net	108,555	86,825
Inventories	126,572	108,005
Prepaid expenses and other	12,702	12,782

Total current assets	282,656	253,701
Property, plant and equipment, net	192,992	198,542
Deferred charges, net	12,576	14,770
Goodwill, net	77,148	77,159
Assets held for sale	3,445	4,797
Investments	4,339	4,289

Total assets	$573,156	$553,258

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$66,254	$47,503
Accrued liabilities	22,073	29,787
Short-term borrowings	659	1,502

Total current liabilities	88,986	78,792
Deferred income taxes	—	359
Long-term debt	235,970	254,284
Pension liabilities	24,968	22,316
Postretirement benefit obligation	17,652	16,995
Accrued environmental remediation	1,026	1,161

Total liabilities	368,602	373,907
Stockholders’ equity
Common stock, par value $0.01 per share; 40,000,000 shares authorized; 14,900,500 and 14,344,806 shares issued as of October 3, 2004 and December 31, 2003, respectively	149	143
Additional paid-in capital	90,396	103,339
Retained earnings	125,631	123,926
Unearned compensation	(392)	(172)
Accumulated other comprehensive loss	(11,230)	(10,510)
Treasury stock, at cost; 2,063,800 shares as of December 31, 2003	—	(37,375)

Total stockholders’ equity	204,554	179,351

Total liabilities and stockholders’ equity	$573,156	$553,258

The accompanying notes are an integral part of these consolidated financial statements.

Wolverine Tube, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

	Nine-month periods ended
	October 3,	September 28,
(In thousands)	2004	2003
Operating Activities
Income/(loss) from continuing operations	$2,156	$(30,985)
Adjustments to reconcile income/(loss) from continuing operations to net cash used for operating activities:
Depreciation and amortization	13,155	14,117
Deferred income tax benefit	(1,248)	(3,956)
Non-cash portion of restructuring charges	1,089	5,077
Goodwill impairment	—	23,153
Loss on retirement of Senior Notes, net of tax	1,986	—
Other non-cash items	64	239
Changes in operating assets and liabilities:
Accounts receivable, net	(21,687)	(19,007)
Inventories	(18,038)	1,100
Refundable income taxes	(834)	6,592
Prepaid expenses and other	(300)	(2,728)
Accounts payable	19,623	341
Accrued liabilities including pension, postretirement benefit and environmental	(3,257)	3,847

Net cash used for operating activities	(7,291)	(2,210)
Investing Activities
Additions to property, plant and equipment	(6,266)	(4,330)
Disposal of property, plant and equipment	258	12

Net cash used for investing activities	(6,008)	(4,318)
Financing Activities
Financing fees and expenses paid	(216)	(29)
Net borrowings/(payments) on revolving credit facilities	(698)	292
Issuance/(redemption) of Common Stock	23,965	(36)
Retirement of Senior Notes	(20,510)	—
Other financing activities	(141)	(4)

Net cash provided by financing activities	2,400	223
Effect of exchange rate on cash and equivalents	15	1,892

Net cash used for continuing operations	(10,884)	(4,413)
Net cash provided by/(used for) discontinued operations	(378)	552

Net decrease in cash and equivalents	(11,262)	(3,861)
Cash and equivalents at beginning of period	46,089	53,920

Cash and equivalents at end of period	$34,827	$50,059

The accompanying notes are an integral part of these consolidated financial statements.

Wolverine Tube, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(1) Basis of Reporting for Interim Financial Statements

     The accompanying unaudited consolidated financial statements include the accounts of Wolverine Tube, Inc. and its subsidiaries, which are collectively referred to as “Wolverine”, the “Company”, “we”, “our” or “us”, unless the context otherwise requires. All significant intercompany transactions have been eliminated in consolidation.

     We have prepared the unaudited consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

     The accompanying consolidated financial statements presented herewith reflect all adjustments (consisting of only normal and recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three and nine-month periods ended October 3, 2004 and September 28, 2003. The results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

     We use our internal operational reporting cycle for quarterly financial reporting.

(2) Earnings/(Loss) Per Share

     Basic earnings/(loss) per share were computed by dividing net income/(loss) by the weighted average number of shares outstanding during each period. Where applicable, diluted earnings/(loss) per share were calculated by including the effect of all dilutive securities, including stock options and unvested restricted stock. To the extent that stock options and unvested restricted stock are anti-dilutive, they are excluded from the calculation of diluted earnings/(loss) per share in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 128.

     The following table sets forth the computation of basic and diluted earnings per share:

	Three-month periods ended		Nine-month periods ended
(In thousands, except per share data)	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003
Income/(loss) from continuing operations	$(2,512)	$(31,722)	$2,156	$(30,985)
Loss from discontinued operations, net of tax benefit	(73)	—	(325)	—

Net income /(loss)	$(2,585)	$(31,722)	$1,831	$(30,985)

Basic weighted average common shares	14,835	12,279	13,246	12,273
Dilutive stock options and restricted shares	458	170	331	162

Diluted weighted average common and common equivalent shares	15,293	12,449	13,577	12,435

Earnings/(loss) per common share –basic:
Continuing operations	$(0.17)	$(2.58)	$0.16	$(2.52)
Discontinued operations	—	—	(0.02)	—

Net income/(loss)	$(0.17)	$(2.58)	$0.14	$(2.52)

Earnings/(loss) per common share –diluted:
Continuing operations	$(0.17)	$(2.58)	$0.16	$(2.52)
Discontinued operations	—	—	(0.02)	—

Net income /(loss)	$(0.17)	$(2.58)	$0.14	$(2.52)

     We had additional stock options outstanding of 691,859 and 927,104 for the three and nine month periods ended October 3, 2004, which were not included in the computation of potentially dilutive securities, because the options’ exercise prices were greater than the average market price of the common shares.

(3) Stock-Based Compensation Plans

     We account for our stock option compensation plans using the intrinsic value method prescribed in Accounting Principals Board Opinion No. 25 “Accounting for Stock Issued to Employees”, and related interpretations, under which no stock option compensation expense is reflected in net income because the exercise price of our stock options equals the market price of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” to our stock option compensation plans.

	Three-month periods ended		Nine-month periods ended
	October 3,	September 28,	October 3,	September 28,
(In thousands, except per share amounts)	2004	2003	2004	2003
Net income/(loss), as reported	$(2,585)	$(31,722)	$1,831	$(30,985)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(136)	(206)	(408)	(618)

Pro forma net income/(loss)	$(2,721)	$(31,928)	$1,423	$(31,603)

Earnings/(loss) per share:
Basic – as reported	$(0.17)	$(2.58)	$0.14	$(2.52)
Basic – pro forma	$(0.18)	$(2.60)	$0.11	$(2.58)
Diluted – as reported	$(0.17)	$(2.58)	$0.14	$(2.52)
Diluted – pro forma	$(0.18)	$(2.60)	$0.11	$(2.58)

(4) Interest Expense

The following table summarizes interest expense, net:

	Three-month periods ended		Nine-month periods ended
	October 3,	September 28,	October 3,	September 28
(in thousands)	2004	2003	2004	2003
Interest expense, net of interest rate swap	$5,055	$5,410	$16,420	$16,193
Interest income	(88)	(118)	(524)	(398)
Capitalized interest	(45)	(23)	(144)	(56)

Interest expense, net	$4,922	$5,269	$15,752	$15,739

(5) Inventories

Inventories are as follows:

(In thousands)	October 3, 2004	December 31, 2003
Finished products	$39,966	$34,082
Work-in-process	33,416	27,484
Raw materials	25,385	17,083
Supplies	27,805	29,356

Totals	$126,572	$108,005

(6) Debt

The following table summarizes long-term debt:

(In thousands)	October 3, 2004	December 31, 2003
Senior Notes, 10.5%, due April 2009	$99,400	$118,000
Discount on 10.5% Senior Notes, original issue discount amortized over 7 years	(771)	(1,069)
Senior Notes, 7.375%, due August 2008	136,295	136,308
Discount on 7.375% Senior Notes, original issue discount amortized over 10 years	(110)	(132)
Capitalized lease	113	—
Netherlands facility, 5.1%, due on demand	496	1,201
Other foreign facilities	1,206	1,478

	236,629	255,786
Less short-term borrowings	(659)	(1,502)

Total	$235,970	$254,284

     On June 23, 2004, we sold 2.45 million shares of our common stock in a private placement at a price of $10.00 per share. After fees, we netted $23.0 million. We used $20.5 million of the proceeds to repurchase $18.6 million in face value of 10.5% Senior Notes on the open market. On June 30, 2004, we repurchased $4.125 million in face value of our 10.5% Senior Notes at a premium of $0.4 million. Unamortized bond discount and prepaid financing fees associated with the repurchase amounted to $0.2 million. The effect on net income for the repurchase of the notes in the second quarter 2004 was a charge of $0.6 million ($0.4 million net of tax). On July 9, 2004, we repurchased $14.475 million in face value our 10.5% Senior Notes at a premium of $1.5 million. Unamortized bond discount and prepaid financing fees amounted to $0.9 million. The effect on net income of the repurchase of the notes in the third quarter 2004 was a charge of $2.4 million ($1.6 million net of tax). The remainder of the proceeds of the private placement was used for other general corporate purposes.

     As of October 3, 2004, we had no outstanding borrowings under our secured revolving credit facility. We had approximately $9.2 million of standby letters of credit outstanding under the secured revolving facility, and approximately $27.8 million (subject to a $2.0 million excess availability requirement) in additional borrowing capacity available thereunder.

(7) Contingencies

     We are subject to extensive environmental regulations imposed by local, state, federal and provincial authorities in the United States, Canada, China and Portugal with respect to air emission, discharges to waterways, and the generation, handling, storage, transportation, treatment and disposal of waste material, and we have received various communications from regulatory authorities concerning environmental matters. We have accrued undiscounted estimated environmental remediation costs of $1.0 million as of October 3, 2004, consisting primarily of $0.8 million for the Ardmore, Tennessee facility and $0.2 million for the Decatur, Alabama facility. Based upon information currently available, we believe that the ultimate remediation costs for these matters are not reasonably likely to have a material effect on our business, financial condition or results of operations. However, actual costs related to these environmental matters could differ materially from the amounts we estimated and have accrued at October 3, 2004, and could result in additional exposure if these environmental matters are not resolved as anticipated.

(8) Comprehensive Income/(Loss)

The following table summarizes comprehensive income/(loss):

	Three-month periods ended		Nine-month periods ended
	October 3,	September 28,	October 3,	September 28
(In thousands)	2004	2003	2004	2003
Net income/(loss)	$(2,585)	$(31,722)	$1,831	$(30,985)
Translation adjustment for financial statements denominated in a foreign currency	4,273	(222)	1,562	12,269
Unrealized gain/(loss) on cash flow hedges, net of tax	(2,513)	(100)	(2,248)	303
Minimum pension liability adjustment, net of tax	(71)	(88)	(34)	(330)

Comprehensive income/(loss)	$(896)	$(32,132)	$1,111	$(18,743)

(9) Restructuring Charges

Booneville, MS

     In the third quarter of 2003, we announced our intention to close our Booneville, Mississippi facility and did so in December 2003. In the fourth quarter of 2003, we recorded a restructuring charge in the amount of $10.4 million, and established a reserve for certain items associated with the write-down of impaired assets, relocation of equipment, severance and other personnel related costs. Because of a significant increase in customer demand, we are using a limited number of assets at the Booneville facility to provide additional capacity to meet this increased customer demand. This temporary measure is anticipated to continue for approximately one year from October 3, 2004, and does not change our strategy regarding this facility. Expenses at the Booneville facility related to production are charged to continuing operations, while the plant closing activities continue to be reflected as restructuring expenses in accordance with FASB Statement No. 146. Given the temporary and limited timeframe of this matter, the assets of the Booneville facility continue to be carried at the values established at the end of 2003.

     For the three and nine-month periods ended October 3, 2004, $11 thousand and $3.4 million, respectively, were charged against the reserve, relating to the impaired assets, relocation of equipment, severance and other employee related costs, the cost of terminating certain operating leases and preparing the facility for sale. The balance in the reserve at October 3, 2004 is $0.1 million.

     Restructuring expenses of $66 thousand and $0.8 million were recognized for the three and nine-month periods ended October 3, 2004, respectively. These costs were related mostly to employee medical, facility maintenance, lease termination and other costs associated with the removal of equipment and preparation for the eventual sale of the Booneville facility.

Roxboro, NC

     We closed our Roxboro, North Carolina facility in 1999. All of the assets of this former facility have been re-deployed or sold, with the exception of the land and building. The value of the Roxboro facility is accounted for in assets held for sale in the amount of $2.5 million as of October 3, 2004. We currently have a sales contract for the property subject to a due diligence clause. The due diligence period expires on November 19, 2004. The carrying value of the asset has been reduced to reflect this contract, and other disposal costs have been estimated and accrued.

     For the three and nine-month periods ended October 3, 2004, we recognized charges of $0.8 million and $0.9 million, respectively, primarily for the write-down of the real property and estimated closing costs discussed above.

(10) Industry Segments

     The Company operates in three business segments: commercial products, wholesale products and rod, bar and other products. These segments are distinguishable by their potential end-user application. Commercial products consist primarily of high value added products sold directly to original equipment manufacturers. Wholesale products are commodity-type plumbing tube products, which are primarily sold to plumbing wholesalers and distributors. Rod, bar and other products consist of products sold to a variety of customers and includes our European distribution business. The commercial products segment includes manufacturing plants in the US, Canada, China and Portugal. The wholesale products segment includes manufacturing facilities in the US and Canada. The rod, bar and other products segment has a manufacturing facility in Canada. All product segments share a common sales, marketing and distribution effort. The performance of our operating segments is measured on sales and gross profit. We do not allocate asset amounts and items of income and expense below gross profit or depreciation and amortization.

     Summarized financial information concerning our reportable segments is shown in the following table:

			Rod, Bar
(In thousands)	Commercial	Wholesale	& Other	Consolidated
Three-month period ended October 3, 2004
Net sales	$147,020	$38,231	$14,787	$200,038
Gross profit	11,292	198	835	12,325
Three-month period ended September 28, 2003
Net sales	$106,098	$28,512	$9,489	$144,099
Gross profit	5,874	38	330	6,242
Nine-month period ended October 3, 2004
Net sales	$446,971	$126,914	$46,038	$619,923
Gross profit	42,290	5,446	3,655	51,391
Nine-month period ended September 28, 2003
Net sales	$332,099	$80,917	$27,558	$440,574
Gross profit	31,749	500	1,220	33,469

(11) Discontinued Operations

     During the year ended December 31, 2001, we decided to discontinue the operations of Wolverine Ratcliffs, Inc. (“WRI”), which was previously included in the rod, bar and other products segment. Accordingly, the operating results of WRI are reported in discontinued operations in the consolidated financial statements. In 2002, the Company halted all manufacturing operations at WRI, substantially liquidated all inventory and net receivables, and took steps to dispose of the remaining equipment. In the first quarter of 2004, the remainder of the equipment was sold for $0.8 million, leaving only real property as assets held for sale. Efforts are continuing to sell the property.

     On September 21, 2004, we entered into a lease agreement commencing December 1, 2004 for the rental of approximately 36,000 square feet of this facility with a local manufacturing company. The lease is for a five-year term, and calls for escalating annual rental payments ranging from $4.75 per square foot to $5.23 per square foot (in US dollars as of October 3, 2004) over the term of the lease. The leasing of this facility does not change our intent to find a buyer for the property.

     Costs of $1.8 million relating to discontinued WRI operations were charged to previously established reserves in the first nine months of 2004. These charges relate primarily to funding pension and post-retirement benefit obligations and facility carrying costs. For the three and nine month periods ended October 3, 2004, approximately $73 thousand, net of tax and $0.3 million, net of tax, respectively, were recognized for the discontinued operations of WRI. These costs related mainly to personnel and facility maintenance.

     Assets and liabilities of discontinued WRI operations are reflected in the consolidated balance sheets as either current or non-current based on the original classification of the accounts, net of any valuation allowances, except that property, plant and equipment in the amount of $0.9 million, net of a valuation allowance, are included as assets held for sale. We believe that carrying value of these assets have been appropriately reduced to their estimated recoverable amounts, net of disposal costs where appropriate.

     The following table summarizes the net liabilities of the discontinued WRI operations:

(In thousands)	October 3, 2004	December 31, 2003
Assets held for sale	$945	$1,697
Other assets	20	26
Current liabilities	(1,481)	(1,185)
Other liabilities	—	(1,096)

Net liabilities of discontinued operations	$(516)	$(558)

(12) Pension Expense

US Qualified Retirement Plan

     The following table summarizes the components of net periodic pension cost for the US Qualified Retirement Plan:

	Three-month periods ended		Nine-month periods ended
	October 3,	September 28,	October 3,	September 28,
(In thousands)	2004	2003	2004	2003
Service cost	$1,125	$992	$3,303	$2,878
Interest cost	2,420	2,289	7,104	6,643
Expected return on plan assets	(2,891)	(2,516)	(8,485)	(7,300)
Amortization of prior service cost	31	34	91	100
Amortization of net actuarial loss	319	276	937	800
PBGC premium (underfunded plan)	83	—	197	—

Net periodic pension cost	$1,087	$1,075	$3,147	$3,121

US Nonqualified Retirement Plan

     The following table summarizes the components of net periodic pension cost for the Supplemental Benefit Restoration Plan and the Supplemental Executive Retirement Plan:

	Three-month periods ended		Nine-month periods ended
	October 3,	September 28,	October 3,	September 28,
(In thousands)	2004	2003	2004	2003
Service cost	$46	$21	$142	$108
Interest cost	114	60	344	306
Amortization of prior service cost	95	51	279	263

Net periodic pension cost	$255	$132	$765	$677

Canadian Plans

     The following table summarizes the components of net periodic pension cost for the Canadian pension plans:

	Three-month periods ended		Nine-month periods ended
	October 3,	September 28,	October 3,	September 28,
(In thousands)	2004	2003	2004	2003
Service cost	$137	$114	$434	$276
Interest cost	327	273	1,035	663
Expected return on plan assets	(299)	(248)	(943)	(602)
Amortization of prior service cost	20	18	69	44
Amortization of net actuarial loss	47	23	134	56

Net periodic pension cost	$232	$180	$729	$437

Postretirement Benefit Obligation

     The following table summarizes the components of the net periodic costs for postretirement benefits:

	Three-month periods ended		Nine-month periods ended
	October 3,	September 28,	October 3,	September 28,
(In thousands)	2004	2003	2004	2003
Service cost	$184	$166	$551	$498
Interest cost	255	261	762	783
Amortization of prior service cost	38	34	114	102
Amortization of deferred gain	5	(19)	15	(57)

Net periodic pension cost	$482	$442	$1,442	$1,326

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was enacted. The law provides, among other things, prescription drug benefit coverage for Medicare-eligible retirees beginning in 2006, and includes federal subsidies for employers who provide prescription drug coverage to retirees that is actuarially equivalent (or better) than the new Medicare prescription drug benefit. Employers whose retiree prescription drug plans are actuarially equivalent to the new Medicare prescription coverage may be eligible for tax-free reimbursements of 28% for a portion of the drug costs of retirees who do not take the Medicare drug benefit. On May 19, 2004, the Financial Accounting Standards Board (FASB) released FASB Staff Position (FSP) No. FAS 106-2, which provides guidance on the accounting and disclosure requirements related to the new law, and is effective for financial reporting periods beginning after June 15, 2004. We believe that our prescription drug coverage for retirees is not actuarially equivalent to the new Medicare prescription drug benefit and, thus, have not recognized any impact of the 28% subsidy in 2004. We believe that the effect of any reduction in prescription drug benefit cost for 2006 as a result of the new Medicare provision will not significantly change our cost of retiree prescription drug coverage. We believe that effects of the new law, including the subsidy, are not a “significant event” under FAS 106.

(13) Consolidating Financial Information

     The following tables present consolidating financial information for: (a) Wolverine Tube, Inc. (the “Parent”) on a stand-alone basis; (b) on a combined basis, the guarantors of the 10.5% Senior Notes and 7.375% Senior Notes (“Subsidiary Guarantors”), which include TF Investor, Inc.; Tube Forming, L.P.; Wolverine Finance, LLC; Wolverine China Investments, LLC; Small Tube Manufacturing, LLC; Wolverine Joining Technologies, LLC; WT Holding Company, Inc. and Tube Forming Holdings, Inc.; and (c) on a combined basis, the Non-Guarantor Subsidiaries, which include Wolverine Tube (Canada) Inc.; 3072452 Nova Scotia Company; 3072453 Nova Scotia Company; 3072996 Nova Scotia Company; Wolverine Tube Canada Limited Partnership; Wolverine Tube (Shanghai) Limited; Wolverine European Holdings BV; Wolverine Tube Europe BV; Wolverine Tube, BV; Wolverine Tubagem (Portugal), Lda; Wolverine Joining Technologies Canada, Inc.; and Wolverine Europe (EURL). Each Subsidiary Guarantor is wholly-owned by Wolverine Tube, Inc. The guarantees of each of the Subsidiary Guarantors are full, unconditional, joint and several. Accordingly, separate financial statements of the wholly-owned Subsidiary Guarantors are not presented because the Subsidiary Guarantors are jointly, severally and unconditionally liable under the guarantees, and the Company believes that separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors. Furthermore, there are no significant legal restrictions on the Parent’s ability to obtain funds from its subsidiaries by dividend or loan.

     The Parent is comprised of manufacturing operations located in Alabama, Oklahoma, Tennessee, and Mississippi and certain corporate management, sales and marketing, information services and finance functions mostly located in Alabama but in the case of sales, regionally located near our major customers.

Wolverine Tube, Inc. and Subsidiaries
Consolidating Statements of Operations
For the Three Months Ended October 3, 2004
(Unaudited)

			Non-
		Subsidiary	Guarantor
(In thousands)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$113,498	$39,159	$63,581	$(16,200)	$200,038
Cost of goods sold	109,711	34,563	59,639	(16,200)	187,713

Gross profit	3,787	4,596	3,942	—	12,325
Selling, general and administrative expenses	7,153	883	1,159	—	9,195
Restructuring charges	889	(27)	—	—	862

Operating income/(loss) from continuing operations	(4,255)	3,740	2,783	—	2,268
Other expense/(income):
Interest expense, net	5,103	(11)	(170)	—	4,922
Amortization and other, net	5,310	(3,431)	471	—	2,350

Income/(loss) from continuing operations before income taxes	(14,668)	7,182	2,482	—	(5,004)
Income tax provision/(benefit)	(5,724)	2,573	659	—	(2,492)

Income/(loss) from continuing operations	(8,944)	4,609	1,823	—	(2,512)

Loss from discontinued operations, net of tax	—	—	(73)	—	(73)
Equity in earnings of subsidiaries	6,432	—	—	(6,432)	—

Net income/(loss)	$(2,512)	$4,609	$1,750	$(6,432)	$(2,585)

Wolverine Tube, Inc. and Subsidiaries
Consolidating Statements of Operations
For the Three Months Ended September 28, 2003
(Unaudited)

			Non-
		Subsidiary	Guarantor
(In thousands)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$76,236	$29,476	$49,059	$(10,672)	$144,099
Cost of goods sold	76,658	26,383	45,488	(10,672)	137,857

Gross profit	(422)	3,093	3,571	—	6,242
Selling, general and administrative expenses	6,136	886	1,083	—	8,105
Restructuring charges	5,858	194	386	—	6,438

Operating income/(loss)	(12,416)	2,013	2,102	—	(8,301)
Other expense/(income):
Interest expense, net	5,442	(4)	(169)	—	5,269
Amortization and other, net	2,786	(2,265)	(277)	—	244
Goodwill impairment	23,153	—	—	—	23,153

Income/(loss) from continuing operations before income taxes	(43,797)	4,282	2,548	—	(36,967)
Income tax provision/(benefit)	(6,448)	1,520	(317)	—	(5,245)

Income/(loss) from continuing operations, net of tax	(37,349)	2,762	2,865	—	(31,722)

Equity in earnings of subsidiaries	5,627	—	—	(5,627)	—

Net income/(loss)	$(31,722)	$2,762	$2,865	$(5,627)	$(31,722)

Wolverine Tube, Inc. and Subsidiaries
Consolidating Statements of Operations
For the Nine Months Ended October 3, 2004
(Unaudited)

			Non-
		Subsidiary	Guarantor
(In thousands)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$336,513	$126,614	$206,726	$(49,930)	$619,923
Cost of goods sold	316,647	110,015	191,800	(49,930)	568,532

Gross profit	19,866	16,599	14,926	—	51,391
Selling, general and administrative expenses	22,844	2,550	3,300	—	28,694
Restructuring charges	1,754	(27)	—	—	1,727

Operating income/(loss) from continuing operations	(4,732)	14,076	11,626	—	20,970
Other expense/(income):
Interest expense, net	16,450	(30)	(668)	—	15,752
Amortization and other, net	8,140	(10,094)	6,078	—	4,124

Income/(loss) from continuing operations before income taxes	(29,322)	24,200	6,216	—	1,094
Income tax provision/(benefit)	(10,747)	8,714	971	—	(1,062)

Income/(loss) from continuing operations	(18,575)	15,486	5,245	—	2,156
Loss from discontinued operations, net of tax	—	—	(325)	—	(325)
Equity in earnings of subsidiaries	20,731	—	—	(20,731)	—

Net income/(loss)	$2,156	$15,486	$4,920	$(20,731)	$1,831

Wolverine Tube, Inc. and Subsidiaries
Consolidating Statements of Operations
For the Nine Months Ended September 28, 2003
(Unaudited)

			Non-
		Subsidiary	Guarantor
(In thousands)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$234,593	$94,779	$144,990	$(33,788)	$440,574
Cost of goods sold	225,164	82,720	133,009	(33,788)	407,105

Gross profit	9,429	12,059	11,981	—	33,469
Selling, general and administrative expenses	18,160	2,508	3,144	—	23,812
Restructuring charges	5,858	194	386	—	6,438

Operating income/(loss)	(14,589)	9,357	8,451	—	3,219
Other expense/(income):
Interest expense, net	16,180	(11)	(430)	—	15,739
Amortization and other, net	6,427	(7,696)	2,547	—	1,278
Goodwill impairment	23,153	—	—	—	23,153

Income/(loss) before income taxes	(60,349)	17,064	6,334	—	(36,951)
Income tax provision/(benefit)	(11,982)	6,089	(73)	—	(5,966)

Income/(loss), net of tax	(48,367)	10,975	6,407	—	(30,985)
Equity in earnings of subsidiaries	17,382	—	—	(17,382)	—

Net income/(loss)	$(30,985)	$10,975	$6,407	$(17,382)	$(30,985)

Wolverine Tube, Inc. and Subsidiaries
Consolidating Balance Sheets
October 3, 2004
(Unaudited)

			Non-
		Subsidiary	Guarantor
(In thousands)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and equivalents	$6,640	$—	$28,187	$—	$34,827
Accounts receivable, net	7,671	68,942	31,942	—	108,555
Inventories	59,159	35,698	31,715	—	126,572
Prepaid expenses and other	10,593	1,289	820	—	12,702

Total current assets	84,063	105,929	92,664	—	282,656
Property, plant and equipment, net	123,552	29,144	40,296	—	192,992
Deferred charges, net	10,618	221	1,737	—	12,576
Goodwill, net	—	75,505	1,643	—	77,148
Assets held for sale	2,500	—	945	—	3,445
Investments	4,301	—	38	—	4,339
Investments in subsidiaries	431,630	302	—	(431,932)	—

Total assets	$656,664	$211,101	$137,323	$(431,932)	$573,156

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$31,670	$16,327	$18,257	$—	$66,254
Accrued liabilities	4,141	12,445	5,487	—	22,073
Short-term borrowings	—	—	659	—	659
Intercompany balances	145,660	(130,835)	(14,825)	—	—

Total current liabilities	181,471	(102,063)	9,578	—	88,986
Deferred income taxes	1,866	7,385	(9,251)	—	—
Long-term debt	234,814	—	1,156	—	235,970
Pension liabilities	22,389	—	2,579	—	24,968
Postretirement benefit obligation	10,554	—	7,098	—	17,652
Accrued environmental remediation	1,016	—	10	—	1,026

Total liabilities	452,110	(94,678)	11,170	—	368,602

Stockholders’ equity	204,554	305,779	126,153	(431,932)	204,554

Total liabilities and stockholders’ equity	$656,664	$211,101	$137,323	$(431,932)	$573,156

Wolverine Tube, Inc. and Subsidiaries
Consolidating Balance Sheets
December 31, 2003

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

Wolverine Tube, Inc. and Subsidiaries
Consolidating Statements of Cash Flows
For the Nine Months ended October 3, 2004
(Unaudited)

			Non-
		Subsidiary	Guarantor
(In thousands)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Operating Activities
Income from continuing operations	$2,156	$15,486	$5,245	$(20,731)	$2,156
Depreciation and amortization	8,171	2,637	2,347	—	13,155
Other non-cash items	(158)	40	23	—	(95)
Loss on early retirement of debt	1,986	—	—		1,986
Equity in earnings of subsidiaries	(20,731)	—	—	20,731	—
Changes in operating assets and liabilities	(6,541)	(9,693)	(8,259)	—	(24,493)

Net cash provided by/(used for) operating activities	(15,117)	8,470	(644)	—	(7,291)
Investing Activities
Additions to property, plant and equipment	(4,133)	(1,212)	(921)	—	(6,266)
Other	(2)	273	(13)	—	258

Net cash used for investing activities	(4,135)	(939)	(934)	—	(6,008)
Financing Activities
Issuance of Common Stock	23,965	—	—	—	23,965
Retirement of senior Notes	(20,510)	—	—	—	(20,510)
Financing fees and expenses paid	(216)	—	—	—	(216)
Net payments on revolving credit facilities	1,068	(1,067)	(699)	—	(698)
Intercompany borrowings (payments)	12,515	(6,458)	(6,057)	—	—
Other financing activities	99	—	(240)	—	(141)

Net cash provided by/(used for) financing activities	16,921	(7,525)	(6,996)	—	2,400
Effect of exchange rate on cash and equivalents	435	—	(420)	—	15

Net cash provided by/(used for) continuing operations	(1,896)	6	(8,994)	—	(10,884)
Net cash used for discontinued operations	—	—	(378)	—	(378)

Net increase/(decrease) in cash and equivalents	(1,896)	6	(9,372)	—	(11,262)
Cash and equivalents at beginning of period	8,536	(6)	37,559	—	46,089

Cash and equivalents at end of period	$6,640	$—	$28,187	$—	$34,827

Wolverine Tube, Inc. and Subsidiaries
Consolidating Statements of Cash Flows
For the Nine Months ended September 28, 2003
(Unaudited)

			Non-
		Subsidiary	Guarantor
(In thousands)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income/(loss)	$(30,985)	$10,975	$6,407	$(17,382)	$(30,985)
Depreciation and amortization	9,338	2,614	2,165	—	14,117
Other non-cash items	(3,715)	35	(37)	—	(3,717)
Non-cash portion of restructuring charge	5,077	—	—	—	5,077
Goodwill impairment	23,153	—	—	—	23,153
Equity in earnings of subsidiaries	(17,382)	—	—	17,382	—
Changes in operating assets and liabilities	7,307	(9,592)	(7,570)	—	(9,855)

Net cash provided by/(used for) operating activities	(7,207)	4,032	965	—	(2,210)
Investing Activities
Additions to property, plant and equipment	(3,346)	(520)	(464)	—	(4,330)
Other	6	—	6	—	12

Net cash used for investing activities	(3,340)	(520)	(458)	—	(4,318)
Financing Activities
Financing fees and expenses paid	(29)	—	—	—	(29)
Net (payments) borrowings on revolving credit facilities	(925)	925	292	—	292
Intercompany borrowings (payments)	6,695	(4,437)	(2,258)	—	—
Issuance of common stock	(36)	—	—	—	(36)
Other financing activities	—	—	(4)	—	(4)

Net cash provided by/(used for) financing activities	5,705	(3,512)	(1,970)	—	223
Effect of exchange rate on cash and equivalents	(83)	—	1,975	—	1,892

Net cash provided by/(used for) continuing operations	(4,925)	—	512	—	(4,413)
Net cash provided by discontinued operations	—	—	552	—	552

Net increase/(decrease) in cash and equivalents	(4,925)	—	1,064	—	(3,861)
Cash and equivalents at beginning of period	22,462	—	31,458	—	53,920

Cash and equivalents at end of period	$17,537	$—	$32,522	$—	$50,059

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Wolverine is a world-class quality manufacturer of copper and copper alloy tube, fabricated and metal joining products, and copper and copper alloy rod and bar products. Our focus is on custom-engineered, higher value-added tubular products, fabricated and metal joining products which enhance performance and energy efficiency in many applications, including commercial and residential heating, ventilation and air conditioning, refrigeration, home appliances, automotive, industrial equipment, power generation, petro-chemicals and chemical processing. We believe that we have the broadest product offering of any North American manufacturer of copper and copper alloy tube, which allows the offering of packaged solutions and cross selling opportunities. Our principal product lines are commercial products, wholesale products and rod, bar and other products.

     Our business continues to be impacted by the significant increase in copper prices over the last year. This increase in the price of copper is the result of several factors, including an imbalance between the current world supply and demand for copper, exacerbated by Asian demand, and financial speculation in this commodity market. As a result of these factors, our suppliers are charging us premiums on purchases of copper above the COMEX published prices for all grades of material. This situation has also, in many cases, shortened the payment terms to raw material suppliers in order to guarantee supply.

     Generally, our terms of sale with our commercial products customers allow us to pass through the COMEX published price of copper on the day of shipment. More recently, we have been successful in passing along to our customers, in the form of surcharges, a portion of the premiums being paid for copper.

     The increase in copper prices has had two profound effects on our financial position and results of operations. First, we have had to invest more dollars in working capital relative to inventory and accounts receivable, partly offset by an increase in payables. This effect has been minimized by improved accounts receivable day’s sales outstanding and inventory turns.

     Secondly, earnings in the third quarter of 2004 were negatively impacted by $1.9 million (net of tax) as a result of our metal valuation and copper hedge accounting. We hedge our base metals inventory by selling copper forward. Generally accepted accounting principles (“GAAP”) requires valuing this hedge position on the last day of the financial reporting period. Our inventory is valued on a FIFO (first in, first out) basis. As the price of copper increases, we recognize a loss on our hedge position, offset by the increased value in our FIFO inventory. With the sharp rise in copper prices at the end of the third quarter, the loss on the hedge position exceeded the increase in value of the physical inventory, resulting in the $1.9 million negative earnings impact mentioned above. Subsequent to quarter end, copper prices declined. If copper were to remain at these prices, or lower, we should recapture, at a minimum, the hedge loss realized in the third quarter.

     Demand for our products generally continues to increase as the overall general economy has improved. In addition, more and more of our customers are outsourcing fabricated components which are benefiting our fabricated products group. Volume in the our wholesale products segment was negatively impacted by recent hurricanes in Florida, as well as wholesalers and distributors concerns with holding inventory due to the erratic copper market.

Results of Operations

     The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of the Company for the three and nine-month periods ended October 3, 2004 and September 28, 2003. This discussion should be read in conjunction with the unaudited consolidated financial statements and notes to the unaudited consolidated financial statements contained in Item 1 above, and the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

For the Three Months Ended October 3, 2004 Compared to the Three Months Ended September 28, 2003

     Pounds shipped continued to improve in the third quarter of 2004 for two of our three business segments. The commercial products and rod, bar and other products business segments showed continued growth in the third quarter of 2004, while our wholesale products segment declined from the previous year’s third quarter. Total shipments for the third quarter 2004 were 84.5 million pounds as compared to 80.5 million pounds in the third quarter of 2003, an increase of 4.0 million pounds or 4.9%. The change in pounds shipped by business segment was as follows:

For the Three Months Ended

				%
In thousands, except for	October 3,	September 28,	Increase/	Increase/
percentages	2004	2003	(Decrease)	(Decrease)
Commercial products	58,404	53,469	4,935	9.2
Wholesale products	20,510	22,415	(1,905)	(8.5)
Rod, bar and other products	5,563	4,636	927	20.0

Total	84,477	80,520	3,957	4.9

     The increase in pounds shipped in the commercial products segment was due primarily to improvements in the HVAC and consumer appliance markets, continued improvement in commercial construction and the continuation of favorable outsourcing trends by customers to our fabricated products facilities. The decrease in pounds shipped in the wholesale products segment reflects slower demand due to the hurricanes that impacted Florida in the third quarter of 2004, and cautious purchasing by distributors and wholesalers due to the erratic copper market. The increase in pounds shipped in the rod, bar and other products segment is due to market share gains and the improvement in the economy in general.

     Net sales for the third quarter ended October 3, 2004 were $200.0 million compared to $144.1 million in the third quarter of 2003, an increase of $55.9 million or 38.8%. The increase in sales by business segment was as follows:

For the Three Months Ended

In thousands, except for	October 3,	September 28,	$	%
percentages	2004	2003	Increase	Increase
Commercial products	$147,020	$106,098	$40,922	38.6
Wholesale products	38,231	28,512	9,719	34.1
Rod, bar and other products	14,787	9,489	5,298	55.8

Total	$200,038	$144,099	$55,939	38.8

     Overall, the increase in revenue is due to a combination of three factors: a 61% rise in year over year copper prices, a 12% improvement in selling prices (excluding copper), and a 5%

increase in volume. For the third quarter of 2004, the average COMEX copper price was $1.29 per pound, as compared to $0.80 per pound during the same period in 2003. The 12% improvement in selling prices reflected a richer mix of products sold, as well as improved pricing.

     Gross profit for the third quarter of 2004 was $12.3 million versus $6.2 million for the third quarter of 2003, an increase of $6.1 million or 97.5%. The increase in gross profit by business segment was as follows:

For the Three Months Ended

In thousands, except for	October 3,	September 28,	$	%
percentages	2004	2003	Increase	Increase
Commercial products	$11,292	$5,874	$5,418	92.2
Wholesale products	198	38	160	421.1
Rod, bar and other products	835	330	505	153.0

Total	$12,325	$6,242	$6,083	97.5

     The increase in gross profit is mainly attributable to the increase in sales volume and improved selling prices. Gross profit was negatively impacted in the third quarter 2004 by a $3.3 million (pre-tax) loss on metal accounting and hedging activities, and by the unfavorable impact of the strengthening Canadian dollar on our manufacturing costs. Unit manufacturing costs were 85.5 cents per pound in the third quarter of 2004, compared with 85.7 cents per pound in the third quarter of 2003. Unit manufacturing costs for the third quarter 2004 includes a one cent per pound increase in manufacturing costs related to the strengthening of the Canadian dollar versus the US dollar.

     Gross profit for the commercial products segment improved in the third quarter of 2004 from higher volumes and improved selling prices. Gross profit for the commercial products segment was negatively impacted by slightly higher manufacturing costs, resulting from a richer mix of products manufactured and the negative currency translation impact. Gross profit for our wholesale segment increased slightly in the third quarter of 2004 as a result of an improvement in pricing. Gross profit margins were negatively impacted in the third quarter of 2004 as a result of our metal accounting and hedging losses, with 61% of these losses, or $1.7 million, allocated to the wholesale products segment. Gross profit for the rod, bar and other products segment increased due to increased volumes and improved pricing.

     Selling, general and administrative (“SG&A”) expenses were $9.2 million in the third quarter of 2004 versus $8.1 million in the third quarter of 2003, and increase of $1.1 million or 13.6%. The increase in SG&A expense in the third quarter of 2004 as compared to 2003 is mainly the result of increased incentive compensation accruals in the amount of $0.7 million related to improved operating performance, higher pension and post retirement costs of $0.4 million which resulted from lowering the discount rate used from 7.0% in 2003 to 6.25% in 2004, and an increase in other employee benefit costs of $0.3 million primarily for recruiting and relocation. These increases were offset by a decrease in salary expense of $0.2 million associated with a reduction in headcount from the restructuring announced in the third quarter of 2003, and a reduction in depreciation expense of $0.2 million.

     Interest expense (net) in the third quarter of 2004 was $4.9 million, as compared to $5.3 million in the same period in 2003, a decrease of $0.4 million or 7.5%. This decrease is the result of the repurchase of $18.6 million of our 10.5% Senior Notes during the second and third quarters of 2004.

     The loss from continuing operations in the third quarter of 2004 of $2.5 million includes the effect of $2.4 million ($1.6 million net of tax) or $0.11 per share, of non-recurring charges related to the repurchase of $14.5 million of our 10.5% Senior Notes. The loss from continuing operations also includes $3.3 million ($2.2 million net of tax), or $0.15 per share, of charges relating to timing losses on our metal hedging positions and the effects of currency translation adjustments. Restructuring charges in the third quarter of 2004 included in the loss from continuing operations were $0.8 million ($0.5 million net of tax), or $0.03 per share, mostly related to the valuation write-down of our long idled Roxboro, North Carolina facility.

     A tax benefit was recorded for the third quarter of 2004 of $2.5 million, or approximately 50% of taxable income, as compared to a tax benefit of $5.2 million, or approximately 14% of taxable income, for the same quarter a year ago. This tax benefit reflects a greater proportion of earnings in jurisdictions where the tax rate is lower due to income tax holidays, and to a greater extent, from losses which were incurred in jurisdictions where the tax rates are higher. In addition, for the quarter ended October 3, 2004, we realized approximately $0.5 million in additional tax benefits from reconciling our tax returns for 2003 to our tax accounts.

For the Nine Months Ended October 3, 2004 Compared to the Nine Months ended September 28, 2003

     Pounds shipped for our three business segments continue to show improvement during the first nine months of 2004 as compared with the same time period in 2003. Total shipments for the first nine months in 2004 were 269.2 million pounds compared to 247.3 million pounds for the first nine months of 2003, an increase of 21.9 million pounds or 8.9%. The increase in pounds shipped by business segment was as follows:

For the Nine Months Ended

In thousands, except for	October 3,	September		%
percentages	2004	28, 2003	Increase	Increase
Commercial products	181,776	167,723	14,053	8.4
Wholesale products	69,327	65,897	3,430	5.2
Rod, bar and other products	18,078	13,665	4,413	32.3

Total	269,181	247,285	21,896	8.9

     The increase in pounds shipped in the commercial products segment is due primarily to improvements in the HVAC and consumer appliance markets, continued improvement in commercial construction and the continuation of favorable outsourcing trends by customers to our fabricated products facilities. The increase in pounds shipped in the wholesale products segment reflects generally better market conditions, increased commercial construction offset somewhat by slower demand in Florida due to the recent hurricanes, and by recent cautious purchasing by distributors and wholesalers due to the erratic copper market. The increase in pounds shipped in the rod, bar and other products segment is due to market gains from an improving economy and by the exit of a competitor from this market segment.

     Net sales for the first nine months of 2004 were $619.9 million compared to $440.6 million in the first nine months of 2003, an increase of $179.3 million or 40.7%. The increase in revenue by business segment was as follows:

For the Nine Months Ended

In thousands, except for	October 3,	September 28,	$	%
percentages	2004	2003	Increase	Increase
Commercial products	$446,971	$332,099	$114,872	34.6
Wholesale products	126,914	80,917	45,997	56.8
Rod, bar and other products	46,038	27,558	18,480	67.1

Total	$619,923	$440,574	$179,349	40.7

     The increase in revenue for the first nine months of 2004 versus 2003 is mainly a combination of three factors: the 63% rise in year over year copper prices, a 7% improvement in selling prices (excluding copper), and the 8.9% increase in volume.

     Gross profit for the first nine months of 2004 was $51.4 million versus $33.5 million for the first nine months of 2003, an increase of $17.9 million or 53.6%. The increase in gross profit by business segment was as follows:

For the Nine Months Ended

In thousands, except for	October 3,	September 28,	$	%
percentages	2004	2003	Increase	Increase
Commercial products	$42,290	$31,749	$10,541	33.2
Wholesale products	5,446	500	4,946	989.2
Rod, bar and other products	3,655	1,220	2,435	199.6

Total	$51,391	$33,469	$17,922	53.6

     Overall, the increase in gross profit is mainly attributable to the increase in sales volume and price. Unit manufacturing costs were 84.0 cents per pound in the first nine months of 2004, compared to 82.6 cents per pound in the same period in 2003. Unit manufacturing costs for the first nine months of 2004 reflects a richer mix of products manufactured, and a $0.02 cent per pound increase in manufacturing cost related to the strengthening of the Canadian dollar versus the US dollar.

     Gross profit for the commercial products segment improved in the first nine months of 2004 versus 2003 from higher volumes and improved selling prices, which were in part negatively impacted in 2004 as compared to 2003 by slightly higher manufacturing costs. Gross profit for the wholesale products segment increased in the first nine months of 2004 as compared to 2003 as a result of an overall improvement in pricing. Gross profit for the rod, bar and other products segment increased due to increased volumes and improved pricing, largely affected by the exiting of a competitor in 2003.

     SG&A expenses were $28.7 million in the first nine months of 2004 versus $23.8 million in the same period in 2003, an increase of $4.9 million or 20.6%. The increase in SG&A expense for 2004 as compared to 2003 is mostly the result of increased incentive compensation accruals in the amount of $2.9 million related to improved operating performance, higher pension and post retirement costs of $0.9 million which resulted from lowering the discount rate used from 7.0% in 2003 to 6.25% in 2004, an increase in other employee benefit costs of $0.9 million primarily for recruiting and relocation, and higher professional fees in the amount of $1.0 million, mostly related to compliance with the Sarbanes-Oxley Act of 2002, and the internal control requirements of Section 404 as well as other professional expenses. These increases were offset by a decrease in salary expense of $0.7 million associated with a reduction in headcount from the restructuring announced in the third quarter of 2003, and a reduction in depreciation expense of $0.3 million.

     Interest expense (net) in the first nine months of 2004 was $15.8 million, as compared to $15.7 million in the same period in 2003, an increase of $0.1 million or 0.6%. This increase is the result of higher levels of borrowing on our revolving credit facility necessary to fund working capital caused by higher copper prices, reduced by the decreased interest expense related to the repurchase of $18.6 million of our 10.5% Senior Notes during the second and third quarters of 2004, and by increased levels of interest income and capitalized interest.

     Income from continuing operations for the first nine months of 2004 of $2.2 million includes the effects of $3.0 million ($2.0 million net of tax) or $0.15 per share, of non-recurring charges related to the repurchase of $18.6 million of our 10.5% Senior Notes. Restructuring charges in the first nine months of 2004 included in income from continuing operations were $1.7 million ($1.1 million net of tax), or $0.08 per share, mostly related to the valuation write-down of the our long idled Roxboro, North Carolina facility.

     A tax benefit in the amount of $1.1 million, or approximately 100% of taxable income, was recorded for the first nine months of 2004 as compared to a tax benefit of $6.0 million, or approximately 16% of taxable income, for the same period a year ago. This tax benefit reflects a greater proportion of earnings in jurisdictions where the tax rate is lower due to income tax holidays, and to a greater extent, from losses which were incurred in jurisdictions where the tax rates are higher. In addition, for the quarter ended October 3, 2004, we realized approximately $0.5 million in additional tax benefits from reconciling our tax returns for 2003 to our tax accounts.

Restructuring and Other Charges

Booneville, MS

     In the third quarter of 2003, we announced our intention to close our Booneville, Mississippi facility, and did so in December 2003. In the fourth quarter of 2003, we recorded a restructuring charge in the amount of $10.4 million, and established a reserve for certain items associated with the write-down of impaired assets, relocation of equipment, severance and other personnel related costs. Because of a significant increase in customer demand, we are using a limited number of assets at the Booneville facility to provide additional capacity to meet this increased customer demand. This temporary measure is anticipated to continue for approximately one year from October 3, 2004, and does not change our strategy regarding this facility. Expenses at the Booneville facility related to production are charged to continuing operations, while the plant closing activities continue to be reflected as restructuring expenses in accordance with FASB Statement No. 146. Given the temporary and limited timeframe of this matter, the assets of the Booneville facility continue to be carried at the values established at the end of 2003.

     For the three and nine-month periods ended October 3, 2004, $11 thousand and $3.4 million, respectively, were charged against the reserve, relating to the impaired assets, relocation of equipment, severance and other employee related costs, the cost of terminating certain operating leases and preparing the facility for sale. The balance in the reserve at October 3, 2004 is $0.1 million.

     Restructuring expenses of $66 thousand and $0.8 million were recognized for the three and nine-month periods ended October 3, 2004, respectively. These costs were related mostly to employee medical, facility maintenance, lease termination and other costs associated with the removal of equipment and preparation for the eventual sale of the Booneville facility.

Roxboro, NC

     We closed our Roxboro, North Carolina facility in 1999. All of the assets of this former facility have been re-deployed or sold, with the exception of the land and building. The value of the Roxboro facility is accounted for in assets held for sale in the amount of $2.5 million as of October 3, 2004. We currently have a sales contract for the property subject to a due diligence clause. The due diligence period expires on November 19, 2004. The carrying value of the asset has been reduced to reflect this contract, and other disposal costs have been estimated and accrued.

     For the three and nine-month periods ended October 3, 2004, we recognized charges of $0.8 million and $0.9 million, respectively, have been recognized related primarily for the write-down of the real property and estimated closing costs discussed above.

Liquidity and Capital Resources

     The following table set forth selected information concerning our financial condition:

	October 3, 2004	December 31,
(In thousands)	(Unaudited)	2003
Cash	$34,827	$46,089
Working capital	193,670	174,909
Total debt	236,629	255,786
Current ratio	3.18	3.22

Sources of Liquidity

     Our principal sources of liquidity are cash from operations, borrowings under our bank credit facility and cash on hand. As of October 3, 2004, we had $27.8 million (subject to a $2.0 million excess availability requirement) in additional borrowing capacity available under our revolving credit facility. There was no outstanding balance on the revolving credit facility as of October 3, 2004.

Factors Affecting Liquidity

     Generally, the primary factors affecting our ability to generate cash from operations are our ability to market and sell our products, our ability to maintain prices of our products, and our ability to minimize costs and realize operational efficiencies. Our ability to borrow under our revolving credit facility depends on the amount of the available borrowing base, and our compliance with all financial and other covenants contained in the agreement.

     Under our consignment and forward contracts arrangement with Fleet Precious Metals, Inc. (“Fleet”), Fleet extends to us a silver consignment facility pursuant to which Fleet will consign certain amounts of silver to us upon request, as well as a silver forward contracts facility, pursuant to which we may contract to purchase certain amounts of silver from Fleet in the future for a set price. On September 29, 2004, we amended this arrangement to increase the maximum value of consigned silver available to us at any time under the consignment facility to the lesser of $17.0 million dollars or the value of 2.4 million fine troy ounces of silver. The new consignment limit represents a 42% increase from the previous dollar limit of $12.0 million dollars, and a 20% increase from the previous troy ounce limit of 2.0 million troy ounces. This amendment will eliminate, subject to certain conditions, the financial covenants contained in the Agreement requiring a minimum consolidated year to date EBITDA and a minimum consolidated year to date operating income after fiscal year 2004. The amendment also includes a clarifying provision specifically incorporating an existing covenant under our bank credit facility to maintain $2.0 million in excess availability thereunder.

     As of October 3, 2004, the value of consigned silver in our inventory under the consignment arrangement was $11.9 million.

Uses of Liquidity

     Our principal uses of liquidity are working capital needs, capital expenditures and interest payments on our debt. Net cash used by operating activities in the nine months ending October 3, 2004 was $7.3 million compared with $2.2 million during the first nine months of 2003. The increase in cash used by operations during 2004 is primarily the result of increased working capital needs caused by the significant run-up in the price of copper, and the increase in sales volume.

     Our business typically produces greater sales and requires a greater use of cash for working capital purposes in the first and second quarters of the year, as compared to the second half of the year when working capital is liquidated. The continued rise in copper prices during the third quarter prolonged our inability to reduce our working capital during this period. Excluding from cash on hand at the end of the second quarter funds intended for the repurchase of 10.5% Senior Notes in the amount of $16.0 million, our cash position improved from the second quarter 2004 to the third quarter 2004.

     In the first nine months of 2004, capital expenditures totaled $6.3 million versus $4.3 million during the first nine months of 2003. We expect to spend between $10.5 million and $12.0 million for capital expenditure items in the fiscal year 2004. Capital expenditures include asset replacement, environmental and safety compliance, cost reduction, productivity improvement items, and expenditures for our new Mexico manufacturing facility.

     For the three and nine month periods ended October 3, 2004, we made interest payments totaling $10.4 million and $21.9 million, respectively.

     On June 23, 2004, we completed a private placement of 2.45 million shares of our common stock that resulted in approximately $23.0 million of net proceeds. In the second quarter of 2004, we used $4.5 million of the proceeds to repurchase $4.1 million of the 10.5% Senior Notes. Early in the third quarter of 2004, we repurchased an additional $14.5 million of Senior Notes for $16.0 million. The remaining $2.5 million of net proceeds from the equity offering was used for general corporate purposes.

     Cash and cash equivalent balances as of October 3, 2004 and December 31, 2003 were $34.8 million and $46.1 million, respectively, of which $28.2 million and $37.6 million, respectively, were held by subsidiaries located outside of the US. Historically, we believed that we would have to pay the difference between the foreign taxes and US taxes on funds located outside of the US upon the repatriation of these funds back to the US. However, given the provisions of the recent tax law changes regarding the repatriation of funds and the reduced tax consequences thereof, we are considering the repatriation of a portion of cash held outside the US.

     With the available borrowing capacity under our secured revolving credit facility, our current cash balances, and anticipated cash flow from continuing operations, we believe that we will be able to satisfy existing working capital needs, interest obligations and capital expenditure requirements.

Environmental Matters

     We are subject to extensive environmental regulations imposed by local, state, federal and provincial authorities in the United States, Canada, China and Portugal with respect to air emission, discharges to waterways, and the generation, handling, storage, transportation, treatment and disposal of waste material, and we have received various communications from regulatory authorities concerning environmental matters. We have accrued undiscounted estimated environmental remediation costs of $1.0 million as of October 3, 2004, consisting primarily of $0.8 million for the Ardmore, Tennessee facility and $0.2 million for the Decatur, Alabama facility. Based upon information currently available, we believe that the ultimate remediation costs for these matters are not reasonably likely to have a material effect on our business, financial condition or results of operations. However, actual costs related to these environmental matters could differ materially from the amounts we estimated and have accrued at October 3, 2004, and could result in additional exposure if these environmental matters are not resolved as anticipated.

Decatur, Alabama

     In 1999, we entered into a Consent Order under Section 3008(h) of the Resource Conservation and Recovery Act. This order incorporated the Corrective Measures Study, commonly referred to as the CMS, submitted to the Environmental Protection Agency (the “EPA”) regarding a waste burial site at the Decatur, Alabama facility. The order also included an upgrade to an existing chrome ground water remediation system.

     Part of the ground water contamination plume had previously been detected underneath a section of property not owned by us. In December 2002, a sample taken from the adjoining property indicated there were no longer detectable levels of chrome beyond our property. We believe that due to our remediation efforts, this plume has retracted and will continue to do so.

     In July of 2000, we notified the EPA and the Alabama Department of Environmental Management (“ADEM”) that low levels of volatile organic compounds and petroleum hydrocarbons had been detected in the ground water at the Decatur, Alabama facility during an expansion of the facility. On June 13, 2001, we received a letter from ADEM stating that a preliminary assessment would be forthcoming, but no further correspondence has been received to date. If and when the assessment is received, we will take the necessary steps to comply with the findings of the assessment, and if needed, to re-assess the sufficiency of our reserves.

     The estimated remaining assessment, monitoring, remedial, legal and other costs related to the environmental matters at our Decatur, Alabama facility are $0.2 million as of October 3, 2004.

Ardmore, Tennessee

     On December 28, 1995, we entered into a Consent Order and Agreement with the Tennessee Division of Superfund (“Tennessee Division”), relating to the Ardmore, Tennessee facility, under which we agreed to conduct an assessment on whether volatile organic compounds detected in and near the municipal drinking water supply are related to the Ardmore facility and, if necessary, to undertake an appropriate response. That site assessment revealed contamination, including elevated concentrations of volatile organic compounds, in the soil in areas of the Ardmore facility, and also revealed elevated levels of certain volatile organic compounds in the shallow residuum ground water zone at the Ardmore facility.

     The water currently delivered to residents by the municipality is treated prior to human consumption, and thus does not contain volatile organic compounds above acceptable drinking water standards. We do not know whether the municipality may have delivered untreated water to its water consumers prior to the installation of the water treatment process. However, due to dilution with non-contaminated water, which we believe occurs in the operation of the municipal well system, it is unlikely that any consumer was exposed in the past to volatile organic compounds above acceptable drinking water standards. No notice or threat of any claim has been made from the municipality or its residents with respect to the drinking water.

     We have proposed to the Tennessee Division that an interim corrective measure be implemented at the facility. The interim measure will consist of a system to extract water and vapors from the areas of highest concentration. The system can be expanded to conduct additional remediation efforts, if required. Based on recent testing efforts at the facility and available information, it is estimated that costs of between $0.8 million and $2.0 million will be incurred to complete the investigation and develop the remediation plans for this site.

Altoona, Pennsylvania

     On August 26, 1999, we entered our Altoona, Pennsylvania facility into the State of Pennsylvania Department of Environmental Protection Act II Program. This program addresses contamination issues related to closed hazardous waste lagoons and oil contamination of soil. The previous site owner closed the hazardous waste lagoons at this site in 1982. A Remedial Investigation/Feasibility Study (“RIFS”) was submitted to the Pennsylvania Department of Environmental Protection on April 20, 2004. Remaining costs which may be needed to complete the investigation phase of the program are estimated to be $15,000. No active remediation is anticipated at this site. However, we are still awaiting a response from the Pennsylvania Department of Environmental Protection to our RIFS.

Subsequent Events

     On October 7, 2004, an election was held by the National Labor Relations Board (“NLRB”) regarding the de-certification of the Arkansas Regional Council of Carpenters/United Brotherhood of Carpenters and Joiners of America representing the 47 maintenance department employees at our Shawnee, Oklahoma facility, which comprises approximately 12% of the hourly workforce at this location. On October 19, 2004, the NLRB certified that a majority of the employees voted that no labor organization be the exclusive representative of the employees within the bargaining unit at the Shawnee facility.

     On October 13, 2004, Wolverine announced that it will commence manufacturing operations in a leased facility in Monterrey, Mexico. This 130,000 square foot facility will produce a variety of fabricated products and technical tube. We will initially invest approximately $5.0 million, of which approximately $3.0 million is existing equipment that is being re-deployed from other Company locations. This facility is expected to have a slightly negative impact on earnings for the fourth quarter of 2004, and to be accretive to earnings in the full year 2005.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

     Certain of the statements contained in this report are made pursuant to the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding our goals, beliefs, plans, or current expectations, taking into account the information currently available to our management. Forward-looking statements include all statements that do not relate solely to current or historical fact. For example, when we use words such as “anticipate”, “intend”, “expect”, “believe”, “plan”, “may”, “should”, or “would” or other words that convey uncertainty of future events or outcome, we are making forward-looking statements. All statements which address operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to future sales, earnings, operating performance, restructuring strategies, property, plant and equipments expenditures and sources and uses of cash, are forward-looking statements. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those stated or implied by such forward-looking statements. We undertake no obligation to publicly release any revision of any forward-looking statements contained herein to reflect events or circumstances occurring after the date hereof, or to reflect the occurrence of unanticipated events.

     With respect to expectations of future sales, earnings, operating performance, restructuring strategies, property, plant and equipment expenditures and sources and uses of cash, factors that could affect actual results include, without limitation:

-	our significant amount of debt and the restrictive covenants contained in our debt agreements;

-	our ability to service debt and incur additional debt;

-	our ability to dispose of properties held for sale and realize their carrying values;

-	our ability to achieve growth rates and profit projections assumed in the valuation of goodwill;

-	the impact of interest rates on the valuations of our pension liabilities and goodwill;

-	cyclicality, seasonality and weather conditions, which affect the sales of our products;

-	the length and magnitude of recovery from the recent economic downturn;

-	costs and cost savings related to the closing of our Booneville, Mississippi facility;

-	the extent of recovery in United States commercial construction activity;

-	the impact of competitive factors in our industry, including the effect of pricing, product lines and other actions taken by our competitors;

-	our ability to maintain our relationships with our major customers;

-	demand for our products;

-	our ability to achieve, and the timeliness with which we achieve, anticipated results from our capital improvement plans, cost reduction initiatives, product and process development activities, productivity and efficiency initiatives, global expansion activities, market share penetration efforts and working capital management programs;

-	our potential exposure to environmental liabilities;

-	economic, political and currency risks relating to our international operations;

-	our ability, and the ability of our customers, to maintain satisfactory relations with employees;

-	costs for labor and benefits including healthcare and pension costs;

-	extraordinary fluctuations in price and availability in the markets for raw materials and our ability to hedge the cost of raw materials effectively;

-	extraordinary fluctuations in the cost and availability of fuel and energy resources and our ability to hedge these costs;

-	risks to our competitive position from changing technology or the loss of our intellectual property;

-	business and economic risks relating to government regulations that impact our industry;

-	the mix of our geographic and product revenues;

-	potential disruption of production resulting from the relocation of equipment among our facilities;

-	sufficient levels of credit and cash generated from operations to cover extraordinary fluctuations in the cost of raw materials, and;

-	various other factors, many of which are beyond our ability to control or predict.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to various market risks, including changes in interest rates, commodity prices, foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. In the ordinary course of business, we enter into various types of transactions involving financial instruments to manage and reduce the impact of changes in commodity prices, foreign currency exchange rates and interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Commodity Price Risks

     As an accommodation to our customers, we often enter into fixed price commitments to purchase copper on their behalf in order to fix the price of copper. As of October 3, 2004, we have entered into contracts hedging the raw material requirements for committed and anticipated future sales through May 2005 having a notional value of $9.0 million. The estimated fair value of these outstanding contracts based upon forward rates at October 3, 2004 was a gain of approximately $2.1 million. A 10% decline in commodity prices would reduce the estimated gain on these contracts by $1.1 million as of October 3, 2004.

     We also enter into commodity forward contracts to sell copper in order to reduce the risk of price decreases with respect to firm-price purchase commitments. As of October 3, 2004, we have entered into contracts hedging raw material requirements for committed future purchases through December 2004 having a notional value of $22.8 million. The estimated fair value of these outstanding contracts based upon forward rates at October 3, 2004 was a loss of $1.8 million. A 10% increase in commodity prices would have further increased the estimated loss on these contracts by another $2.5 million at October 3, 2004.

     We import copper strip from Europe into the US for use at our Jackson, Tennessee facility. Copper suppliers in Europe base the cost of copper to us on the price of copper on the London Metals Exchange (“LME”). Sales to our customers in North America are based on the price of copper on COMEX, a US based commodity exchange. In order to mitigate any unfavorable difference in the price of copper on the LME versus COMEX, we enter into commodity forward contracts to purchase copper on the LME and to sell copper on the COMEX.

As of October 3, 2004, we have entered into contracts on COMEX to sell copper hedging the raw material requirements for committed future purchases through December 2004 having a notional value of $4.4 million. The estimated fair value of these outstanding contracts based upon forward rates at October 3, 2004 was a loss of $0.5 million. A 10% increase in commodity prices would further increase the estimated loss on these contracts by another $0.5 million at October 3, 2004. In conjunction with these COMEX forward sale contracts, we have also simultaneously entered into commodity forward contracts to buy copper on the LME through November 2004 with an offsetting notional value of $4.3 million. The estimated fair value of these outstanding contracts based upon forward rates at October 3, 2004 was a gain of $0.4 million. A 10% decrease in commodity prices would decrease the estimated gain on these contracts by approximately $0.5 million at October 3, 2004.

     We have entered into commodity forward contracts to sell copper having a notional value of $50.3 million at October 3, 2004 in order to hedge or protect the value of the copper carried in our inventory from price decreases. These forward contracts are not designated as effective hedges and, as such, are marked to market each month with gains and losses recorded in cost of goods sold. The estimated fair value of these outstanding contracts based upon forward rates at October 3, 2004 was a loss of approximately $6.0 million. A 10% increase in commodity prices would further increase the estimated loss on these contracts by another $5.6 million as of October 3, 2004.

     We have also entered into commodity futures contracts to purchase natural gas to reduce our risk of future price increases. As of October 3, 2004, we had commodity futures contracts to purchase natural gas for the period November 2004 through November 2006 with a notional value of $9.5 million and an unrealized gain of approximately $1.0 million. The effect of a 10% decline in natural gas prices would reduce the estimated gain by approximately $1.0 million.

Foreign Currency Exchange Risk

We are subject to exposure from fluctuations in foreign currencies. Foreign currency exchange forward contracts may be used from time to time to hedge the variability in cash flows from the forecasted payment or receipt of currencies other than the functional currency. We do not enter into forward exchange contracts for speculative purposes. These forward currency exchange contracts and the underlying hedged receivables and payables are carried at their fair values, with any associated gains and losses recognized in current period earnings. These contracts cover periods commensurate with known or expected exposures, generally within 8 months. As of October 3, 2004, we had forward exchange contracts outstanding to purchase foreign currency with a notional amount of $4.1 million, and to sell foreign currency with a notional amount of $0.3 million. The estimated fair value of these forward exchange contracts to purchase foreign currency was a gain in the amount of $0.1 million and to sell foreign currency with a gain in the amount of $4 thousand. The potential loss in fair value for these forward exchange contracts from a 10% adverse change in quoted foreign currency exchange rates would be a decrease in the gain by approximately $1.2 million.

     We also use foreign currency forward exchange contracts to hedge our inventory currency risk in Canada. These contracts are denominated in US and Canadian dollars. As of October 3,

2004, we had foreign currency forward exchange contracts outstanding through December 2004 to purchase foreign currency with a notional amount of $7.4 million. As of October 3, 2004, we had an unrealized gain of $0.5 million associated with these foreign currency forward exchange contracts. The effect of a 10% adverse change in exchange rates would increase the estimated gain by approximately $0.9 million.

Interest Rate Risk

     In October 2002, we entered into an interest rate swap transaction on $50.0 million of our 7.375% Senior Notes. The interest rate swap calls for semi-annual interest payments on February 1 and August 1, a floating interest rate based upon the six-month LIBOR rate plus a spread of 3.76%, and an August 1, 2008 maturity date. The interest rate swap resulted in a reduction to interest expense for the three months ended October 3, 2004 and September 28, 2003 of $0.2 million and $0.3 million, respectively and $0.6 million and $0.9 million for the nine month periods of 2004 and 2003, respectively.

     As of October 3, 2004, the fair market value of the interest rate swap was $0.5 million, which was included in other liabilities with a corresponding decrease to the hedged debt. Equal and offsetting unrealized gains and losses are included in other income expense. For the three and nine-month periods ended October 3, 2004, the interest rate swap effectively converted $50 million of fixed rate 7.375% Senior Notes to variable rates of 6.07% and 5.02%, respectively.

Material Limitations

     The disclosures with respect to the above noted risks do not take into account the underlying commitments or anticipated transactions. If the underlying items were included in the analysis, the gains or losses on the futures contracts may be offset. Actual results will be determined by a number of factors that are not generally under our control and could vary significantly from those factors disclosed.

     We are exposed to credit losses in the event of nonperformance by counterparties on the above instruments, as well as credit or performance risk with respect to our hedged customers’ commitments. Although nonperformance is possible, we do not anticipate nonperformance by any of these parties.

ITEM 4. CONTROLS AND PROCEDURES

     Under the supervision of, and with the participation of management, including our Chief Executive Officer, Dennis J. Horowitz, and our Chief Financial Officer, James E. Deason, the Company carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, Messrs. Horowitz and Deason have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures have been designed and are effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to our management, including Messrs. Horowitz and Deason, as appropriate to allow timely decisions regarding the required disclosure. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goal under all potential future conditions, regardless of how remote.

     Based upon evaluation by our management, which was conducted with the participation of Messrs. Horowitz and Deason, there has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibits

10.1	Form of Non-Qualified Option Agreement under the Wolverine Tube, Inc. 1993 Stock Option Plan for Outside Directors and 2001 Stock Option Plan for Outside Directors.

10.2	Form of Non-Qualified Option Agreement under the Wolverine Tube, Inc. 2003 Equity Incentive Plan.

10.3	Form of Restricted Stock Agreement under the Wolverine Tube, Inc. 2003 Equity Incentive Plan.

10.4	Form of SAR Agreement under the Wolverine Tube, Inc. 2003 Equity Incentive Plan.

10.5	Amendment No. 5 to Credit Agreement, dated as of September 27, 2004 by and between Wolverine Tube, Inc., its US and Canadian subsidiaries and the lenders named therein.

10.6	Eighth Amendment and Agreement to Consignment and Forward Contracts Agreement, dated September 29, 2004, by and among Wolverine Tube, Inc., Wolverine Tube (Canada), Inc., Wolverine Joining Technologies, LLC and Fleet Precious Metals, Inc.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

WOLVERINE TUBE, INC.
Dated: November 12, 2004	By:	/s/ James E. Deason
	Name:	James E. Deason
	Title:	Executive Vice President, Chief Financial Officer, Secretary and Director