Form 10-K
period 2004-12-31
WOLVERINE TUBE INC
filed 2005-03-16
CIK 821407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-K

☑ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004,

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
YES ☑ NO ☐

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
YES ☑ NO ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 4, 2004, was approximately $156,537,540 based upon the closing price reported for such date on the New York Stock Exchange. For purposes of this disclosure, shares of Common Stock held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates.

Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date:

Class	Outstanding as of March 7, 2005

Common Stock, $0.01 Par Value	14,985,570 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the annual meeting of stockholders to be held on May 19, 2005 are incorporated by reference into Part III.

FORM 10-K
YEAR ENDED DECEMBER 31, 2004

PART I

Item 1. Business

General

     Wolverine Tube, Inc. (the “Company”, “Wolverine”, “we”, “our”, or “us”) is a world-class quality manufacturer of copper and copper alloy tube, fabricated products, metal joining products, and copper and copper alloy rod and bar products. Our focus is on custom-engineered, higher value-added tubular products, including fabricated copper components and metal joining products, which enhance performance and energy efficiency in many applications, including: commercial and residential heating, ventilation and air conditioning, refrigeration, home appliances, automotive, industrial equipment, power generation, petrochemicals and chemical processing.

     We believe that our product line is the broadest of any North American manufacturer of copper and copper alloy tube, which allows us to offer customers complete packaged solutions, and to pursue cross-selling opportunities. Our technological expertise has helped us to establish strong and long-standing relationships with many of the leading original equipment manufacturers (“OEM”) that use our of higher value-added copper tube in North America, and enables us to maintain a leading market share in our most important product lines and geographic markets.

     We have expanded our operations through acquisitions and international growth over the last five years. In late 2004, we opened a new 130,000 square foot leased manufacturing facility to produce technical tube and fabricated products in Monterrey, Mexico. Our investment in the Mexican facility by the end of 2005 will total approximately $5 million, $3 million of which will be from the reallocation of equipment from other Wolverine facilities. In 2001, we invested approximately $9 million for the construction of a 33,000 square foot technical tube manufacturing facility in Esposende, Portugal, which began commercial production in early 2002. In 2003, this facility began producing brazed assemblies for our European customers. In 2000, we purchased the joining products business of Engelhard Corporation, a leading manufacturer of brazing alloys, fluxes, and lead-free solder, based in Warwick, Rhode Island, for approximately $42 million.

     We are a Delaware corporation organized in 1987, and are the successor to a business founded in Detroit, Michigan in 1916.

     Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available on our website, at no charge, at www.wlv.com, as soon as reasonably practicable after electronic filing or furnishing such information to the Securities and Exchange Commission (“SEC”). Also available on our website, or in print upon written request at no charge, are our corporate governance guidelines, the charters of our audit, compensation and corporate governance and nominating committees, and a copy of our code of business conduct and ethics that applies to our directors, officers and employees, including our chief executive officer, principal financial officer, principal accounting officer, controller or other persons performing similar functions.

     Because our common stock is listed on the New York Stock Exchange (“NYSE”), our chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violations by us of the corporate governance listing standards of the NYSE. Our chief executive officer made his annual certification to that effect to the NYSE as of August 4, 2004. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our principal executive officer and principal financial officer under Sections 906 and 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of our public disclosure.

Competition

     The copper tube markets in which we compete are highly competitive. Several of our competitors produce only copper tube products of a limited type. In contrast, we produce a broad range of copper products, such as technical tube for large commercial air conditioners used in high-rise buildings, industrial tube and fabricated components used in residential and light commercial air conditioning units, wholesale tube used in commercial and residential construction, and copper and copper alloy tube used in power generation, petrochemical and marine applications. Moreover, our metal joining products are used in almost all of these applications.

     While no single company competes with us in all of our product lines, we face significant competition in each product line. Cerro Flow Products, Inc., Industrias Nacobre S.A. de C.V., KobeWieland Copper Products Inc., Wieland-Werke AG, Mueller Industries Inc., Olin Corporation, Outokumpu American Brass Company, J.W. Harris Company, Inc., Parker Hannifin Corp. and others compete against us in one or more product lines. We also face competition from China based copper tube manufacturers who compete with us primarily in China and in North America.

     Minimal product differentiation among competitors in the wholesale and rod and bar product categories creates a pricing structure that enables customers to differentiate products almost exclusively on price. In these product lines, certain of our competitors have significantly larger market shares than us, and tend to be price leaders in the industry. If any of these competitors were to significantly reduce their prices, our business, operating results or financial condition could be adversely affected.

     For certain of our higher value-added commercial products, we compete primarily on the technological advantages of these products. Technological improvements in competitor’s products could reduce our competitive advantage in these product lines, and thereby adversely affect our business, operating results or financial condition. Our competitors can be expected to continue to improve the designs of their products, and to introduce new products with competitive prices and performance characteristics.

     We could also be adversely affected if new technologies emerge in the air conditioning, refrigeration or other consumer industries that reduce or eliminate the need for copper and copper alloy tube, fabricated copper components, and metal joining products. Certain of our products, such as plumbing tube, compete with products made of alternative materials, such as polybutylene plastic. A substantial increase in the price of copper could decrease the relative attractiveness of copper products in cases where alternatives exist and are allowable by local law or code, thereby adversely affecting our business, operating results or financial condition.

Product Segments

     We classify our products as commercial products, wholesale products, or rod, bar and other products.

Commercial Products

     Commercial products consist of several types of technically enhanced tube and fabricated products made to customer specifications, as well as our metal joining products. We believe that we are the primary supplier of one or more commercial products to some of the world’s largest and best known OEMs, particularly in the commercial and residential heating ventilation and air-conditioning, refrigeration and home appliance industries. Generally, our technical tube and fabricated products are custom designed, are manufactured for specific customer applications, and are sold directly to OEMs. Because of the higher level of added value, profitability tends to be higher for commercial products than for our other products.

     Commercial products include:

Industrial Tube

     Our small (as small as .01 inches) and medium diameter copper tube used primarily by residential air conditioning, appliance and refrigeration equipment manufacturers is known as “industrial” tube. Industrial tube is made to customer specifications for equipment manufacturing. Our industrial tube products include coils in lengths in excess of one mile (to permit economical transport to and use by the customers), smooth straight tube, internally enhanced tube with internal surface ridges to increase heat transfer in air conditioning coils, and very small diameter capillary tube.

Technical Tube

     Technical tube is used to increase the heat transfer in large commercial air conditioners, heat exchangers for power generating and chemical processing plants, water heaters, swimming pool and spa heaters and large industrial equipment oil coolers. Small, wedge-like grooves (fins) on the outer surface, together with additional internal enhancements, increase the surface area and refrigerant agitation, thereby increasing heat transfer efficiency. We were the first company to commercially develop integral finned tube, in which the fins are formed directly from the wall of the tube, and we hold patents in this area.

Copper Alloy Tube

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

Fabricated Products

     Fabricated products encompass a wide variety of copper, copper alloy, steel, titanium and aluminum tube products and sub-assemblies for a number of different applications. Precision drawn tube in a variety of cross-sectional shapes and alloys can be supplied in customer specified straight lengths or coils. Specialty fabricated parts, complex brazed assemblies and components (such as return bends and manifolds) are produced for a wide range of applications. Capabilities include cutting, bending/swaging, end spinning, hole piercing/drilling, specialized coiling and brazing.

Metal Joining Products

     Metal joining products include brazing alloys, fluxes and lead-free solder used in the air conditioning, plumbing, electronic, electrical component, jewelry, catalyst, lighting, shipbuilding, aerospace, general industrial and other metal-joining industries. There are over 2,000 product variations in this category.

     Commercial product sales accounted for 72%, 74% and 77% of our net sales in 2004, 2003 and 2002, respectively.

Wholesale Products

     Wholesale products consist of plumbing and refrigeration service tube produced in standard sizes and lengths primarily for plumbing, air conditioning and refrigeration service applications. Several major competitors manufacture copper tube in common sizes from 1/2” to 4” in diameter. These products are considered commodity products because price, availability and delivery are the driving competitive factors. Wolverine’s plumbing tube and refrigeration service tube are sold primarily through wholesalers and master distributors.

     Wholesale product sales accounted for 21%, 19% and 17% of our net sales in 2004, 2003 and 2002, respectively.

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

     Rod, bar and other products accounted for 7%, 7% and 6% of our net sales in 2004, 2003 and 2002, respectively.

Sales and Marketing

     We employ a direct sales force that is augmented by independent sales agents to pursue global sales opportunities. In addition, customer service representatives are available to respond to customer questions and to undertake or resolve any required customer service issues. Our sales structure forms an integral, critical link in communicating with our customers. Sales and marketing employees are particularly important in the higher value-added product segments, in which we often work side by side with customers in their product enhancement and new product development efforts. The sales function is coordinated through key senior executives responsible for our sales and marketing efforts.

North America

     Our sales structure in North America consists of sales officers, managers, field marketing representatives, customer service representatives and independent sales agents who are responsible for selling and servicing customer accounts.

International

     Our export sales are derived from both internal salespeople and foreign sales agents. We maintain sales, marketing and business development offices in Apeldorn, The Netherlands and in Shanghai, China.

     For information concerning sales, gross profit, and certain other financial information about foreign and domestic operations, see Note 21 of the Notes to Consolidated Financial Statements.

Energy Efficiency and Governmental Regulations

     Effective January 2006, the U.S. Government mandated increase in the Seasonal Energy Efficiency Ratio (“SEER”) standard takes effect. The new minimum standard is 13 SEER, which is a 30% increase from the current minimum standard rating of 10 SEER. We expect that the new standard will increase demand for our industrial tube and fabricated product businesses during the second half of 2005, as customers gear-up for the January 2006 implementation date of the new SEER mandate. We also expect the demand for our higher value-added, energy efficient tubes will continue to grow as manufacturers continue seeking ways to produce products that are less costly, more energy efficient and operate at a lower cost, and as existing commercial air conditioners continue to be replaced in response to the ban on production of chlorofluorocarbons. Government regulations at the local, state and federal levels periodically provide various incentives for consumers to purchase more energy efficient products, such as air conditioners, refrigerators and similar appliances, which we believe may also increase demand for our products. However, there can be no assurance that this anticipated demand will materialize, or that we will not face increased competition, with an adverse effect on profitability, from other manufacturers in this higher value-added segment.

Markets

     Major markets for each of our product lines are set forth below:

Products	Major Markets
Commercial Products:

Technical Tube	Commercial air conditioning manufacturers, power and process industry, heat exchanger manufacturers, water, swimming pool and spa heater manufacturers and oil cooler manufacturers.

Industrial Tube	Residential and small commercial air conditioning manufacturers, appliance manufacturers, automotive manufacturers, industrial equipment manufacturers, refrigeration equipment manufacturers and redraw mills (which further process the tube).

Copper Alloy Tube	Utilities and other power generating companies, refining and chemical processing companies, heat exchanger manufacturers and shipbuilders.

Fabricated Products	Commercial and residential air conditioning manufacturers, refrigeration manufacturers and consumer appliance manufacturers. Automotive, controls, welding, electrical, marine, building, heat transfer industries and other general industrial applications.

Metal Joining Products	Residential and commercial air conditioning manufacturers, plumbing, electronic, lighting, shipbuilding, aerospace, catalysts, jewelry and other metal joining industries.

Wholesale Products	Plumbing wholesalers and refrigeration service wholesalers.

Rod, Bar and Other Products	Electrical equipment, power generation and automotive parts manufacturers, locomotive, aluminum smelting and other industrial equipment manufacturers and metal service centers.

Key Customers

     In 2004, 2003 and 2002 our 10 largest customers accounted for approximately 44%, 46%, and 47%, respectively, of our consolidated net sales. No single customer accounted for 10% or more of our consolidated net sales in any of the previous 3 years.

Backlog

     A significant part of our sales are based on short-term purchase orders. For this reason, we do not maintain a backlog, and believe that a backlog is not a meaningful indicator of our future results. A significant amount of our sales result from customer relationships wherein we provide a high degree of specialized service and generally become the largest supplier of a customer’s copper and copper alloy requirements. Under these arrangements, our customers provide forecasts of their requirements, against which purchase orders are periodically released. In several cases, we have entered into multi-year arrangements with major customers in order to continue serving as the predominant supplier and, in several cases, the exclusive supplier on a global basis.

Manufacturing Processes

     The manufacture of copper and copper alloy tube, fabricated products and metal joining products consists of manufacturing processes including casting, extruding, drawing, forming, joining and finishing. In most cases, raw material is first cast into a solid cylindrical shape or “billet.’’ The billet is then heated to a high temperature, a hole is pierced through the center of the cylinder, and the cylinder is then extruded under high pressure. Material is then either drawn down to smaller sizes, or reduced on a forging machine and then drawn down to a smaller size. The outside and/or inside surface may be enhanced to achieve the desired heat transfer qualities. Depending on customer needs, bending, shaping, precision cutting, forming, annealing (heating to restore flexibility), coiling or other operations may be required to finish the product.

     Virtually all of our tube products are seamless with the exception of our welded tube products manufactured at our Jackson, Tennessee facility. Welded tube is made from a flat strip that is roll formed and welded together at the seam.

Raw Materials, Suppliers and Pricing

     Our principal raw materials are copper, nickel, zinc, tin and silver. In 2004, we purchased approximately 337 million pounds of metal, approximately 99% of which was copper. We contract for our copper requirements through a variety of sources, including producers, merchants, brokers, dealers, industrial suppliers and scrap dealers. Our raw materials are available from a variety of sources. We do not believe that the loss of any one source would materially affect our business, operating results or financial condition.

     The key elements of our copper procurement and product pricing strategies are the assurance of a stable supply and the avoidance, where possible, of exposures to metal price fluctuations. Copper prices fluctuate daily, typically using the Commodities Exchange (COMEX) price as a benchmark. We generally have an “open pricing’’ option under which we may fix the price of all or a portion of the metal subject to purchase contracts at any time up to the last COMEX trading day (usually two days before the end of the month) of the last month in a contract period.

     Product delivered to customers is priced with either: (i) a metal charge based on the market value of the metal as of the date of product shipment to the customer and a fixed fabrication charge, or (ii) we may quote a firm price to a customer, which covers both the cost of metal and fabrication charges. In either case, we minimize our exposure to metal price fluctuations through a variety of hedging strategies. When firm prices are quoted to customers, we generally, at the time the metal price for the customer is established, either price an equivalent amount of metal under open pricing arrangements with suppliers, or purchase forward contracts for the equivalent amount of metal. It is not our policy to attempt to profit from fluctuations in metal prices by taking speculative or risky commodity derivative positions.

     Beginning in April 2002, and in conjunction with the change in our method of accounting for inventories from the last-in, first-out method (LIFO) to the first-in, first-out method (FIFO), we began to enter into commodity forward contracts to sell copper in order to mitigate the impact that copper price decreases could have on the value of our inventory. See Note 2 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies – Derivatives and Hedging Activity” for more information.

Research and Development

     Our research and development efforts are primarily conducted in our Technology Center located in Decatur, Alabama, and are devoted to new product development, manufacturing process improvements and new product applications. While developing new products, we often work closely with certain major customers in order to develop specific new products for their applications. To compliment our research and development capabilities, we occasionally coordinate our efforts with those of universities, and governmental and private research organizations. Through our Technology Center, we support the engineering and testing of our custom-engineered processes, specialized products and product enhancements, and may make modifications to these based upon customer specifications.

     In 2002, we announced the introduction of a new, innovative Micro-Deformation Technology MDT™. This technology is being used to develop highly enhanced new heat transfer products for large chiller applications. In addition, this new technology has enabled us to develop products for non-tube applications, including electronic cooling, filtration, catalyst and others. We continue to participate in several industrial, university and governmental research projects relating to more efficient heat transfer tubes for industrial, commercial and residential heating and cooling applications, as well as refrigeration, power generation, chemical and petrochemical industries.

     Research and development expense was $3.5 million in 2004, $2.9 million in 2003 and $3.1 million in 2002. It is anticipated that a similar level of expenditure will be maintained in 2005. In addition to our Technology Center, we utilize our manufacturing facilities and technical personnel to assist in continually improving our manufacturing processes, as well as new product development as it relates to those manufacturing facilities.

Patents and Trademarks

     We own a number of trademarks and patents within the United States (and in other jurisdictions) on certain products and related manufacturing processes. We have also granted licenses with respect to some of these trademarks and patents. While we believe that our patents and trademarks provide a competitive advantage and have value, we do not consider the success of our business as a whole to be primarily dependent on these patents, patent rights or trademarks.

Environmental Matters

     Our facilities and operations are subject to extensive environmental regulations imposed by local, state, federal, and provincial authorities in the United States, Canada, China, Portugal and Mexico with respect to emissions to air, discharges to waterways, and the generation, handling, storage, transportation, treatment and disposal of waste materials. We have incurred, and may continue to incur, additional liabilities under environmental statutes and regulations. These potential liabilities may relate to contamination of sites we own or operate (including contamination caused by prior owners and operators of such sites, abutters or other persons), or have previously owned or operated, as well as the off-site disposal of hazardous substances.

     We believe our operations are in substantial compliance with all applicable environmental laws and regulations as currently interpreted. We utilize an active environmental auditing and evaluation process to facilitate compliance with applicable environmental laws and regulations. However, future regulations and/or changes in the text or interpretation of existing regulations may subject our operations to increasingly more stringent standards. While we cannot quantify the effect of any future potential changes on our business, compliance with such requirements may make it necessary, at costs which may be substantial, to retrofit existing facilities with additional pollution-control equipment and to undertake new measures in connection with the storage, transportation, treatment and disposal of by-products and wastes.

     We have established a reserve of approximately $1.0 million for undiscounted estimated environmental remediation costs at December 31, 2004. The total cost of environmental assessment and remediation depends on a variety of regulatory, technical and factual issues, some of which are not known or cannot be anticipated. While we believe that the reserve, under existing laws and regulations, is adequate to cover presently identified environmental remediation liabilities, there can be no assurance that such amount will be adequate to cover the ultimate costs of these liabilities, or the costs of environmental remediation liabilities that may be identified in the future.

Employees

     As of December 31, 2004, we had a total of 3,178 employees. Approximately 9% of our employees are represented by a union comprised of a majority of the hourly employees at our Montreal, Quebec plant who are covered by a collective bargaining agreement that expires on March 22, 2005. We are currently in negotiations with the Montreal labor union regarding a new collective bargaining agreement. The 37 maintenance department employees at our Shawnee, Oklahoma facility elected to be represented by the Arkansas Regional Council of Carpenters/United Brotherhood of Carpenters and Joiners of America in May 2003, but opted to de-certify that representation in October 2004. As a whole, we believe our relations with our employees are good.

Executive Officers of the Registrant

     The following table sets forth certain information with respect to each of our executive officers as of December 31, 2004, except as otherwise noted:

Name	Age	Current Position with the Company
Dennis J. Horowitz	58	Chairman, Chief Executive Officer and Director
		(February 2005)

Johann R. Manning, Jr.	44	President and Chief Operating Officer (February 2005)

James E. Deason	57	Executive Vice President, Chief Financial Officer,
		Secretary and Director

Garry K. Johnson	49	Senior Vice President, Sales

Massoud Neshan	51	Senior Vice President, Technology

Thomas B. Sabol	45	Senior Vice President, Finance and Accounting

Keith I. Weil	47	Senior Vice President, International and Strategic
		Development (February 2005)

Thomas A. Morton	51	Vice President of Purchasing and Logistics

Allan J. Williamson	57	Corporate Controller

     Dennis J. Horowitz has been Chief Executive Officer and a director of our company since March 1998, and in January of 2001 he also became Chairman of the Board of Directors. He also previously held the position of President of our company from March 1998 until February 2005. Prior to joining our company, Mr. Horowitz served as Corporate Vice President and President of the Americas of AMP Incorporated, a high technology electric connector and interconnection systems company, since September 1994. Mr. Horowitz also serves as a director of Superconductor Technologies, Inc and Technitrol, Inc.

     Johann R. Manning, Jr. has been President and Chief Operating Officer since February 2005. He previously held positions of Senior Vice President, Fabricated Products and General Counsel of our company from October 2001 until February 2005, Senior Vice President of Human Resources and General Counsel from May 2000 until October 2001 and Vice President of Human Resources and General Counsel from May 1998 until May 2000. Prior to joining our company, Mr. Manning had served as Senior Counsel for Mercedes-Benz U.S. International, Inc., a vehicle manufacturer, since March 1998. Prior to joining Mercedes-Benz, Mr. Manning was employed for over eight years with Genuine Parts Company, a diversified wholesale distribution company, where he held various positions including Vice President of Human Resources and Corporate Counsel for its Motion Industries, Inc. subsidiary.

     James E. Deason has been a director of our company since October 1995. Mr. Deason has been the Executive Vice President, Chief Financial Officer and Secretary of our company since September 1994. Prior to joining our company, Mr. Deason, a Certified Public Accountant, spent 19 years with Ernst & Young LLP and was a partner from 1988 until he joined our company. On December 1, 2004, Mr. Deason announced his intention to retire, effective March 31, 2005, as Executive Vice President, Chief Financial Officer, Secretary and a member of the Board of Directors.

     Garry K. Johnson has been the Senior Vice President, Sales of our company since 2002. He previously held the positions of Vice President, Sales from 1998 until 2002, Industrial Marketing Manager from 1990 until 1998, Field Sales Representative from 1981 until 1990 and Production Supervisor from 1979 until 1981. Mr. Johnson has been employed by our company for twenty-six years.

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

     Thomas B. Sabol has been the Senior Vice President, Finance and Accounting, of our company since December 2004. Prior to joining our company, Mr. Sabol was an independent business consultant since 2003. Prior to 2003, Mr. Sabol had served first as Chief Financial Officer, and later as Chief Operating Officer, of Plexus Corp., a publicly traded electronic manufacturing services company from January 1996 until November 2003. Mr. Sabol will assume the role of Senior Vice President, Chief Financial Officer and Secretary upon the retirement of Mr. Deason. Mr. Sabol also serves as a director of Suntron Corporation.

     Keith I. Weil has been the Senior Vice President, International and Strategic Development of our company since February 2005. He has also held the position of Senior Vice President, Tubing Products, of our company from December 1998 until February 2005. Prior to joining our company, Mr. Weil had been a Global Business Executive and General Manager Consumer/Commercial for AMP Incorporated since 1996. Prior to 1996, Mr. Weil was employed by Philips Electronics NV for fourteen years in positions that included President of Graner Company (a division of Philips), General Manager of Philips Circuit Assemblies and Vice President of Marketing for Philips Broadband.

     Thomas A. Morton has been the Vice President of Purchasing and Logistics since February 1999. He previously held the positions for our Canadian operations of Metal Manager from January 1996 until January 1999 and Corporate Controller from May 1989 to December 1996. Prior to joining our company, Mr. Morton, a Chartered Accountant, was employed for ten years with Ernst & Young in Canada.

     Allan J. Williamson has been the Corporate Controller since February 2004. He previously held the positions of Group Controller – Tube Group and Wolverine Tube Europe from August 2003 until January 2004, and Group Controller – Fabricated Products Group from August 2002 when he joined the Company until July 2003. Prior to joining our company, Mr. Williamson was Chief Financial Officer and Vice President of Business Planning of ADS Environmental Services from September 1995 through September 2002, and before that he was Vice President – Operations Controller from January 1995 through August 1995 for Continental Can Company and Vice President of Finance of General Marble from January 1993 to January 1995.

Risk Factors That May Affect Future Performance

     This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to current or historical fact, but address events or developments that we anticipate will occur in the future. Forward-looking statements include statements regarding our goals, beliefs, plans or current expectations, taking into account the information currently available to our management. When we use words such as “anticipate,” “intend,” “expect,” “believe,” “plan,” “may,” “should” or “would” or other words that convey uncertainty of future events or outcome, we are making forward-looking statements. Statements relating to future sales, earnings, operating performance, restructuring strategies, capital expenditures and sources and uses of cash, for example, are forward-looking statements.

     These forward-looking statements are subject to various risks and uncertainties, including the risks described below and elsewhere in this report, which could cause actual results to differ materially from those stated or implied by such forward-looking statements. You should carefully consider each of the following risks and all other information contained in or incorporated by reference in this report and in our filings with the SEC. The risks described below and in our filings with the SEC are not the only ones we face. Additional risks and uncertainties not presently known to us, or which we currently consider immaterial, also may adversely affect us. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected.

Our significant debt levels may limit our future ability to obtain additional financing and to pursue business opportunities.

     As of December 31, 2004, our total debt was $238.2 million, which represented approximately 53% of our total capitalization. We are permitted under our secured revolving credit facility and the indentures governing our outstanding Senior Notes to incur additional debt under certain circumstances.

     There are several important consequences of having significant debt levels, including the following:

•	a substantial portion of our cash from operating activities must be used to pay principal and interest on our debt and may not be available for other purposes, thereby reducing the availability of the Company’s cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited;

•	adverse economic or industry conditions are more likely to have a negative effect on our business;

•	we may be at a competitive disadvantage to our competitors that have relatively less indebtedness;

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other purposes may be limited;

•	our ability to make acquisitions, develop new technologies and products and take advantage of significant business opportunities may be negatively affected; and

•	the need to use cash from operating activities to service and pay its debt and for operating expenses may limit or impair our future ability to pay dividends, if any, on our common stock.

We may not be able to satisfy our debt obligations.

     Our ability to pay the required interest and principal payments on our debt depends on the future performance of our business. The performance of our business is subject to general economic conditions and other financial and business factors, many of which are beyond our control. Accordingly, our business may not generate sufficient cash flow from operations, we may not realize our currently anticipated revenues and operating performance and future borrowings may not be available to us in an amount sufficient to enable us to pay our debt, or to fund our other liquidity needs.

     If we are unable to meet our debt service obligations or fund other liquidity needs, we could be forced to restructure or refinance our indebtedness, seek additional equity capital or sell assets. We cannot assure you that we will be able to accomplish those actions on satisfactory terms, or at all.

Despite our significant debt levels, we and our subsidiaries may be able to incur substantially more debt. This could further exacerbate the risks described above.

     We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the credit agreement governing our secured revolving credit facility and indentures governing our outstanding notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial.

     The amended credit agreement governing our secured revolving credit facility permits us to borrow up to $40.0 million (subject to a $2.0 million excess availability requirement) as long as we meet certain accounts receivable and inventory levels and comply with financial and operating covenants. Further, although the covenants in the credit agreement generally prohibit us from incurring additional indebtedness, the limited exceptions to this restriction would permit the Company to incur specific types of indebtedness, for example, up to $2.5 million in purchase money indebtedness to finance the purchase of fixed assets. The credit agreement also contains a general exception to this restriction for the incurrence of up to $5.0 million in additional unsecured debt under certain conditions.

     The covenants contained in the indenture governing our 10.5% Senior Notes do not limit the additional indebtedness we may incur so long as we have met the required coverage ratio, which generally measures our ability to cover our ongoing debt service obligations with our earnings, and no default has occurred nor is it continuing. These restrictions do not prevent us from incurring obligations that do not constitute indebtedness. To the extent new debt is added to our and our subsidiaries’ currently anticipated debt levels, the substantial leverage risks described above would increase.

We may not be able to borrow funds under our secured revolving credit facility if we are not able to meet the conditions to borrowing in that facility, or to renew on acceptable terms upon expiration of the facility in March 2007, or to obtain alternative financing to satisfy working capital needs.

     We view our existing secured revolving credit facility as a source of available liquidity. This facility contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds. Should we need to borrow under this facility in the future, there can be no assurance that we will be in compliance with these conditions, covenants and representations. By its terms, the secured revolving credit facility expires in March 2007. We anticipate renewing the facility on terms at least as favorable as the existing facility, but there can be no assurances of renewal or the terms on which we renew.

     Alternatively, we are in discussions with our commercial banks regarding new financing arrangements or restructuring our existing secured revolving credit facility to provide additional sources of funds. There is no assurance that these discussions will be successful, or will result in timely additional liquidity to satisfy working capital needs.

Our inability to comply with the debt covenants contained in the indentures for our outstanding notes and in our other debt agreements, including our secured revolving credit facility, could lead to an acceleration of our debt and possibly bankruptcy.

     The indentures for our outstanding notes and our agreement governing the secured revolving credit facility contain a number of significant covenants that limit our ability to, among other things:

•	incur other indebtedness;

•	engage in transactions with affiliates;

•	incur liens;

•	make certain restricted payments;

•	enter into certain business combinations and asset sale transactions; and

•	make investments.

     These restrictions could limit our ability to undertake future financings, make needed capital expenditures, withstand a future downturn in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise. Our secured revolving credit facility also contains covenants that require the Company to meet certain financial tests. Changes in economic or business conditions, results of operations or other factors could make us unable to comply with these covenants and cause us to default under our debt agreements. A default, if not waived by our lender, could result in acceleration of our debt and possibly bankruptcy. Since March 2002 when we entered into the credit facility, we and our creditors have amended the credit facility six times to alter certain financial tests that we must satisfy, and we have also obtained waivers from time to time from the creditors under this facility to waive compliance with certain performance covenants contained in the credit facility.

Our profitability is subject to the volatility of markets for raw materials, primarily copper, and our ability to pass on to our customers any increased costs for raw materials.

     Our profitability depends upon the margin between the cost to us of copper raw materials, our fabrication costs associated with converting the metal, the selling price of our copper based products and the overall supply of copper and other raw materials. Prices for copper raw material are subject to cyclical price fluctuations. While it is our intention to base the selling prices of our products upon the associated raw materials costs to us at the time of sale of our finished products or as set by our purchases for forward delivery or hedging with futures and options contracts, there can be no assurance that we will be able to pass all increases in copper costs, and ancillary acquisition costs associated with taking possession of the metal, through to our customers. Significant increases in the price of copper, if not offset by product price increases, or the inability to obtain copper or other needed raw materials, would have a material adverse effect on our consolidated financial condition, results of operations or cash flows. In addition, certain of our copper products compete with products made of alternative substances, such as polybutylene plastic. A substantial increase in the price of copper could decrease the relative attractiveness of our copper products, particularly our wholesale products, in cases where an alternative exists and thereby adversely affect our sales volumes and results of operations.

Our customers operate in industries that are subject to cyclical and seasonal demand and that are affected by other global economic conditions, which can adversely affect our sales volumes and profitability.

     Achievement of our business objectives depends on the continued growth of customer demand for our products or services. If the copper tube industry does not continue to grow, the demand for our products and services may not continue to develop. Our business is affected by changes in demand in our customers’ markets as well as by global economic conditions that affect our customers’ operations. Any significant downturn in our customers’ businesses could result in a reduction in demand for our products and could reduce our revenue.

     Demand for our products, particularly our wholesale products, is cyclical and is significantly affected by changes in general economic conditions that affect our customers’ markets and that are beyond our control. These conditions include the level of economic growth, employment levels, financing availability, interest rates, consumer confidence, housing demand and construction activity. Decreases in demand for our products resulting from these conditions can reduce the prices we receive for our products, our unit sales volumes and our gross profit.

     In addition, demand in certain of the industries to which we sell our products, including the residential air conditioning industry, and to a lesser extent, the commercial air conditioning industry, is seasonal. Our sales to the residential air conditioning industry are generally greater in the first and second quarters of the year and lower in the third and fourth quarters due to our customers’ increase of inventory in anticipation of summer air conditioning sales and housing starts. Our sales to the residential air conditioning industry also decrease in years with unseasonably cool summers.

      Additionally, the federal regulations, effective in January 2006, that require a 30% improvement in efficiency standards of certain residential air conditioning units, may not increase demand for our products to the extent or in the time periods expected.

We face significant competition in many cases from competitors that are larger than us, and that have manufacturing and financial resources greater than ours.

     We face significant competition in each of our product lines. We have numerous competitors, some of which are larger than us and have greater financial resources. We may not be able to compete successfully and competition may have a negative effect on our business, operating results or financial condition by reducing volume of products sold and/or selling prices and accordingly reducing revenues and profits and depleting capital. Minimal product differentiation among competitors in our wholesale and rod and bar product lines creates a pricing structure where customers differentiate between products almost exclusively on price. In these product areas, certain of our competitors have significantly larger market shares than us and tend to be the industry pricing leaders. If our competitors in these product lines were to significantly reduce prices, our unit sales and profit margins could be reduced. We currently face limited competition for certain of our higher value-added commercial products that have higher profit margins. If our existing competitors expand operations in these product categories or if new competitors enter these product lines, our sales of these higher margin products could fall and our profitability could be reduced or eliminated.

     For certain of our higher value-added commercial products, which have higher margins, we compete primarily on the basis of technological advantages of these products. Technological improvements by competitors could reduce our advantage in these product lines and thereby reduce our revenue. We could also be adversely affected if new technologies emerge in the air conditioning, refrigeration or other consumer industries that reduce or eliminate the need for copper and copper alloy tube, fabricated products and metal joining products. Certain of our products, such as plumbing tube, compete with products made of alternative substances, such as polybutylene plastic. A substantial increase in the price of copper could decrease the relative attractiveness of copper products in cases where an alternative exists and thereby reduce our revenue.

The loss of any of our major customers could adversely affect our revenues and financial health.

     In 2004 and 2003, our 10 largest customers accounted for approximately 44% and 46%, respectively, of our consolidated net sales. If we were to lose any of our relationships with these customers, our revenues and results of operations and financial condition might suffer.

We have experienced net losses in recent periods and we may experience net losses in the future.

     We have experienced net losses in the past, and may experience net losses in the future. Competitive price pressure, cyclical demand for our products and an economic downturn in industries we serve, among other factors, could have a material adverse effect on the prices we receive for our products, unit sales volumes and gross profit. These factors may in turn reduce our cash flow and operating results in future periods. If we are unable to generate positive cash flow in the future, we may not be able to make payments on our debt obligations.

Our business plan calls for the start-up of our Monterrey, Mexico facility. If we are unable to initiate production or achieve expected cost levels on our anticipated schedule, our revenues and operating margins could be adversely affected.

     During 2005, we expect to complete the start-up of our Monterrey, Mexico facility. While we initially expect to experience increased costs in connection with the start-up of this operation, we also expect these costs to decrease as we and our employees gain more experience. Delays in the start-up of the Monterrey, Mexico facility or in achieving the anticipated cost reductions could adversely affect our revenues and operating margins.

Risks associated with the operation of our manufacturing facilities may have a material adverse effect on our business

     Our revenues are dependent on the continued operation of our various manufacturing facilities. The operation of manufacturing plants involves many risks including:

•	the breakdown, failure or substandard performance of equipment;

•	inclement weather and natural disasters;

•	the need to comply with directives of, and maintain all necessary permits from, governmental agencies;

•	raw material supply disruptions;

•	labor force shortages, work stoppages, or other labor difficulties; and

•	transportation disruptions.

     The occurrence of material operational problems, including but not limited to the above events, may have an adverse effect on the productivity and profitability of a particular manufacturing facility, or our Company as a whole.

Currency fluctuations may place us at a competitive disadvantage and reduce our revenue.

     Our manufacturing costs, profit margins and competitive position may be affected by the strength of the currencies in countries where our products are manufactured relative to the strength of the currencies in the countries where our products are sold. The Company currently has significant manufacturing operations in Canada which supplies numerous US customers. For the fiscal year ended December 31, 2004, our Canadian operations accounted for 23% of consolidated net sales. If the Canadian dollar strengthens materially against the U.S. dollar, our Canadian operations could be subject to increased competition from U.S. suppliers, which could reduce our revenue from operations.

Our international operations expose us to numerous risks that other companies that are not global may not face.

     We have significant manufacturing and/or sales operations in Canada, China, The Netherlands, Portugal and Mexico. In 2004, foreign operations represented 30% of our consolidated net sales. As with all companies that have sizeable operations and sales outside the U.S., we are subject to the risks inherent in conducting business across national boundaries, any one of which could adversely impact our business. In addition to currency fluctuations, these risks include:

•	economic downturns;

•	changes in or interpretations of local law, governmental policy or regulation, particularly in countries with developing legal systems such as China;

•	restrictions on the transfer of funds into or out of the country;

•	import and export duties and quotas and other trade barriers;

•	domestic and foreign customs and tariffs;

•	varying tax systems;

•	different regimes controlling the protection of our intellectual property;

•	international incidents;

•	military outbreaks;

•	government instability;

•	nationalization of foreign assets; and

•	government protectionism.

     We intend to continue to evaluate opportunities to establish new manufacturing and sales operations outside the U. S. One or more of the foregoing factors could impair our current or future international operations and, as a result, harm our overall business.

We, and some of our major customers, have unionized employees and we could be adversely affected by labor disputes affecting us or our major customers.

     Some of our employees and some employees of our major customers are unionized. At December 31, 2004, approximately 9% of our employees were unionized. Our unionized employees are hourly workers located at our Montreal facility where various copper and copper alloy tube products and substantially all of our rod and bar products are manufactured. The current collective bargaining agreement with the union representing these employees expires on March 23, 2005, and we are currently in negotiations with this union regarding a new collective bargaining agreement. If the parties do not enter into a new agreement, actions such as a strike or lock-out are possible and could impair our production capabilities or otherwise negatively affect our business.

We may engage in acquisitions that could increase our debt and, if any acquisitions are not successfully integrated with our business, this could increase our costs, divert management’s attention, disrupt existing business relationships and have a negative impact on our results of operations.

     We may engage in strategic acquisitions in the future. However, we cannot assure you that attractive acquisitions will be available to us at reasonable prices. In addition, to facilitate future acquisitions, we may take actions that could have a detrimental effect on our results of operations including:

•	the incurrence of substantial debt;

•	increased depreciation and amortization expense;

•	increased interest expense; or

•	decreased operating income.

     Acquisitions also entail numerous business risks, including:

•	difficulties in assimilating acquired businesses;

•	unanticipated costs, including the assumption of environmental liabilities, that could materially adversely affect our results of operations;

•	diversion of management’s attention from other business concerns;

•	negative effects on existing business relationships with suppliers and customers; and

•	risks of entering markets in which we have no or limited prior experience.

     In addition, we may engage in divestitures that could have a negative impact on earnings. We could divest one or more of our plants or operations in the future that may require a restructuring of operations or reduce revenues.

We could incur significant costs, including remediation costs, as a result of complying with environmental laws.

     Our facilities and operations are subject to extensive environmental laws and regulations imposed by federal, state, provincial and local authorities in the U.S., Canada, China, Portugal and Mexico relating to the protection of the environment and human health and safety, including those governing emissions to air, discharges to waterways and the generation, handling, storage, transportation, treatment and disposal of, and exposure to, hazardous materials. We could incur substantial costs, including cleanup costs, fines or sanctions, and third-party claims for property damage or personal injury, as a result of violations of or liabilities under environmental laws. We have incurred, and in the future may continue to incur, liability under environmental statutes and regulations with respect to the contamination detected at sites owned or operated by us (including contamination caused by prior owners and operators of such sites, abutters or other persons) and the sites at which we disposed of hazardous substances. We have established a reserve with respect to certain presently estimated environmental remediation costs. This reserve may not be adequate to cover the ultimate costs of these liabilities (or ones that may be identified in the future) and the discovery of additional contaminants or the imposition of additional cleanup obligations could result in significant costs. In addition, we expect that future regulations, and changes in the text or interpretation of existing regulations, may subject us to increasingly stringent standards. Compliance with such requirements may make it necessary, at costs which may be substantial, for us to retrofit existing facilities with additional pollution-control equipment, undertake new measures in connection with the storage, transportation, treatment and disposal of by-products and wastes or take other steps.

Our competitive advantage could be reduced if our intellectual property becomes known by our competitors, or if technological changes reduce our customers’ need for our products.

     We own a number of trademarks and patents (in the U.S. and other jurisdictions) on our products and related manufacturing processes and we have granted licenses with respect to some of our trademarks and patents. In addition to trademark and patent protection, we rely on trade secrets, proprietary know-how and technological advances that we seek to protect. If our intellectual property is not properly protected or is independently discovered by others or otherwise becomes known, our protection against competitive products could be diminished. Because we compete primarily on the basis of these technical advantages of our commercial products, technical improvements by our competitors could reduce our competitive advantage in these product lines and thereby reduce our unit sales and profits per unit. In addition, the development of new technologies in the air conditioning, refrigeration or other consumer industries, including technologies developed in response to the elimination of CFCs and certain refrigerants, could reduce or eliminate the need for copper and copper alloy based products and thereby reduce our sales volumes and have a negative impact on our operating results.

If our internal computer network and applications suffer disruptions or fail to operate as designed, our operations will be disrupted and our business may be harmed.

     We rely on network infrastructure and enterprise applications, and internal technology systems for our operational, marketing support and sales, and product development activities. The hardware and software systems related to such activities are subject to damage from earthquakes, floods, lightning, tornadoes, fire, power loss, telecommunication failures and other similar events. They are also subject to acts such as computer viruses, physical or electronic vandalism or other similar disruptions that could cause system interruptions and loss of critical data, and could prevent us from fulfilling our customers’ orders. We have developed disaster recovery plans and backup systems to reduce the potentially adverse effects of such events, as they could impact our operations. Any event that causes failures or interruption in our hardware or software systems could result in disruption of our business operations, have a negative impact on our operating results, and damage our reputation.

The recent conflict in Iraq and any future global conflict or terrorist activities may cause the economic conditions in the U.S. or abroad to deteriorate, which could harm our business.

     The U.S. and other countries recently engaged in a war in Iraq and military personnel are still engaged in that country. The duration and outcome of these activities are unknown. Continued occupation of Iraq, future terrorist attacks against U.S. targets, rumor or threats of war, additional conflicts involving the U.S. or its allies or trade disruptions may impact our operations or cause general economic conditions in the U.S. and abroad to deteriorate. A prolonged economic slowdown or recession in the U.S. or in other areas of the world could reduce the demand for our products and, therefore, negatively affect our future sales and profits. Any of these events could have a significant impact on our business, financial condition or results of operations and may result in the volatility of the market price for our common stock and other securities.

Our stock price may be volatile.

     The market price of our common stock could be subject to significant fluctuations. Among the factors that could affect our stock price are:

•	quarterly variations in our operating results;

•	changes in revenue or earnings estimates or publication of research reports by analysts;

•	failure to meet analysts’ or our own revenue or earnings estimates;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	the impact of the risks discussed herein and our ability to react effectively to those risks;

•	a change in technology that may add to manufacturing costs;

•	actions by institutional stockholders;

•	general market conditions; and

•	domestic and international economic factors unrelated to our performance.

     The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

Limited trading volume of our common stock may contribute to its price volatility.

     Our common stock is traded on the New York Stock Exchange. During the year ended December 31, 2004, the average daily trading volume of our common stock as reported by Bloomberg L.P. was approximately 65,000 shares. It is uncertain whether a more active trading market in our common stock will develop. Also, many investment banks no longer find it profitable to provide securities research on small-cap and mid-cap companies. If analysts were to discontinue coverage of our common stock, our trading volume may be further reduced. As a result, relatively small trades may have a significant impact on the market price of our common stock, which could increase the volatility and depress the price of such stock.

Future sales of our common stock may cause the price of our common stock to decline or impair our ability to raise capital in the equity markets.

     In the future, we may sell additional shares of our common stock in public or private offerings, and we may also issue additional shares of common stock to finance future acquisitions. Shares of our common stock are also available for future sales pursuant to stock options and/or restricted stock that we have granted to certain employees and directors, and in the future we may grant additional stock options and/or restricted stock to our employees and directors. Sales of substantial amounts of common stock, or the perception that such sales could occur, may adversely affect prevailing market prices for shares of our common stock and could impair our ability to raise capital through future offerings.

Provisions in our agreements, charter documents, stockholder rights plan and Delaware law may delay or prevent an acquisition of Wolverine, which could decrease the value of our common stock.

     Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors. These provisions include a classified board of directors, removal of directors only for cause, and the inability of stockholders to act by written consent or to call special meetings. In addition, our board of directors has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. Delaware law also imposes some restrictions on mergers and other business combinations between the Company and any holder of 15% or more of our outstanding common stock. In addition, we have adopted a stockholder rights plan that makes it more difficult for a third party to acquire it without the approval of our board of directors. Although we believe these provisions provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if the offer may be considered beneficial by some stockholders.

Item 2. Properties

     We have a total of approximately 2.7 million square feet of manufacturing capacity at facilities located in the United States, Canada, Mexico, Portugal, and China. Our corporate headquarters is located in Huntsville, Alabama. We maintain various warehouse operations in the United States and Canada, as well as warehouse and office space in Apeldorn, The Netherlands. Listed below are our manufacturing facilities:

Domestic Facilities

	Owned/	Property Size	Plant Size	Year	Number of Employees at
Location	Leased	(acres)	(square feet)	Opened	Dec. 31, 2004	Description
Decatur, AL	Owned	165	620,000	1948	736	Produces many of our copper tube product lines. A significant portion of production in 2004 was industrial and technical tube as well as wholesale tube products. Decatur also produces smooth feedstock tube for the Ardmore, Carrollton and Altoona facilities. Beginning in 2005, technical tube production will be relocated to Shawnee, OK and Monterrey, Mexico. This will allow for increased production of industrial and wholesale tube. The Decatur facility also houses a portion of our corporate staff.

Shawnee, OK	Owned	51	309,000	1974	561	Produces a majority of our copper tube product lines. A significant portion of production is industrial and technical tube. Shawnee also produces wholesale tube products. It produces feedstock tube for the Ardmore and Carrollton facilities, and is capable of supplying tube to Altoona. Beginning in 2005, Shawnee will increase production of technical tube, and decrease production of wholesale tube.

Jackson, TN	Owned	35	240,000	1998	109	Produces welded copper enhanced surface industrial tube.

Altoona, PA (1)	Owned/ Leased	32	210,000	1956	252	A redraw facility that produces higher value added commercial products, primarily precision drawn and cut tubular products.

Carrollton, TX	Owned	9	165,000	1999	325	Designs, manufactures and provides outsource project management of tubular fabricated products and assemblies using various materials including copper, copper alloy, aluminum, steel and outsourced components. Fabrication capabilities range from a single operation to complex brazed assemblies.

Booneville, MS	Owned	30	152,000	1989	25	This facility, partially closed in December 2003, produces feedstock for our Carrollton, TX facility.

Warwick, RI	Owned	3	70,000	1978	145	Produces brazing filler metals, fluxes and other specialty alloys.

Ardmore, TN	Owned	28	65,000	1974	84	A redraw facility that produces higher margin commercial products such as capillary tube and specialty fabricated components, as well as aluminum tubing.

(1)	Leased from an industrial development agency at a cost of $3,500 annually in perpetuity.

     We lease a 109,000 square foot warehouse in Tanner, AL to service the wholesale products market in the U.S. employing 26 people.

International Facilities

					Number of
	Owned/	Property	Plant Size	Year	Employees at
Location	Leased	Size (acres)	(square feet)	Opened	Dec. 31, 2004	Description
Montreal, Quebec	Owned	25	424,000	1942	348	Produces wholesale tube products, copper and copper alloy tube and copper and copper alloy rod and bar and extruded shapes.

London, Ontario	Owned	45	195,000	1958	280	Produces wholesale tube products and industrial tube. London also houses corporate offices for Wolverine Tube (Canada) Inc.

Shanghai, China (1)	Leased	3	60,000	1998	167	Produces technical copper and copper alloy tube from feedstock supplied by local copper tube manufacturers and also produces brazed assemblies.

Esposende, Portugal	Owned	3	33,000	2001	65	Produces technical copper and copper alloy tube from feedstock supplied by European copper and copper alloy tube manufacturers and brazed assemblies.

Monterrey, Mexico (2)	Leased	8	130,000	2004	28	Produces fabricated components and brazed assemblies from feedstock supplied by the Shawnee, OK and Decatur, AL facilities. Expected to begin producing technical copper and copper alloy tube from feedstock supplied by the Shawnee, OK and Montreal, Quebec facilities by mid-year 2005.

(1)	Lease expires December 31, 2011.

(2)	Lease expires October 1, 2009.

     We lease a 45,000 square foot warehouse in London, Ontario to service the wholesale products market in Canada employing 1 employee. We also lease a facility in Apeldorn, The Netherlands, comprised of a 16,000 square foot warehouse and a 3,000 square foot of office space. There were 9 employees at the Apeldorn facility at December 31, 2004.

     We believe that our facilities are adequate for our current and reasonably anticipated future needs.

Item 3. Legal Proceedings

     Our facilities and operations are subject to extensive environmental laws and regulations, and we are currently involved in various proceedings relating to environmental matters as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters” and incorporated herein by reference. We are not involved in any legal proceedings that we believe could have a material adverse effect upon our business, operating results or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     Our Common Stock is traded on the New York Stock Exchange under the symbol “WLV.” As of March 7, 2005, there were 14,985,570 shares of Common Stock outstanding, held by 273 stockholders of record.

     The following table sets forth, for the periods indicated, the range of high and low reported sale prices for our Common Stock on the New York Stock Exchange:

	2004		2003
Period	High	Low	High	Low

First Quarter	$10.05	$6.10	$6.30	$3.61
Second Quarter	12.79	8.06	6.99	4.49
Third Quarter	13.15	10.40	5.88	4.02
Fourth Quarter	13.09	9.30	6.70	4.19

     We did not declare or pay cash dividends on our Common Stock during the years ended December 31, 2004, 2003 or 2002. We do not currently plan to pay cash dividends on our Common Stock. In the foreseeable future, any future determination to pay cash dividends will depend on our results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors. We intend to retain earnings to support the growth of our business. In addition, our credit agreement and senior note indentures permit us to pay dividends on the Common Stock only if certain financial and other tests are met.

Item 6. Selected Financial Data

     The historical consolidated financial data presented below should be read in conjunction with the information set forth under “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements beginning on page F-1.

     The balance sheet data presented below as of December 31, 2004 and 2003 and the income statement data presented below for each of the years in the three-year period ended December 31, 2004, are derived from our audited Consolidated Financial Statements beginning on page F-1. The other balance sheet and income statement data presented below are derived from our previously audited Consolidated Financial Statements for the years ended December 31, 2002, 2001 and 2000, which are not presented herein.

	Year Ended December 31,
Statement of Operations Data:	2004	2003	2002	2001	2000
(In thousands, except per share amounts)
Net sales	$797,875	$596,324	$550,523	$583,114	$621,464
Cost of goods sold (a)	734,194	555,498	492,082	520,874	536,351

Gross profit	63,681	40,826	58,441	62,240	85,113
Selling, general and administrative expenses	37,259	32,103	30,616	32,254	31,961
Restructuring and other charges (b)	2,536	15,057	—	1,546	—

Operating income/(loss) from continuing operations	23,886	(6,334)	27,825	28,440	53,152
Other expense/(income):
Interest expense, net	20,860	21,218	19,681	13,100	12,168
Loss/(gain) on extinguishment of debt	3,009	—	(1,349)	—	—
Amortization and other, net	1,261	1,856	1,008	(447)	417
Goodwill impairment	—	23,153	—	—	—

Income/(loss) from continuing operations before income taxes	(1,244)	(52,561)	8,485	15,787	40,567
Income tax provision/(benefit)	(1,888)	(13,577)	1,315	4,345	14,660

Income/(loss) from continuing operations (c)	644	(38,984)	7,170	11,442	25,907
Income/(loss) from discontinued operations, net of tax (d)	(262)	(1,637)	(1,610)	(31,240)	782

Net income/(loss) (e)	$382	$(40,621)	$5,560	$(19,798)	$26,689

Net income/(loss) applicable to common shares (f)	$382	$(40,621)	$5,502	$(20,078)	$26,409

Income/(loss) per common share-basic:
Continuing operations	$0.05	$(3.18)	$0.58	$0.92	$2.11
Discontinued operations, net of tax	(0.02)	(0.13)	(0.13)	(2.58)	0.06
Net income/(loss) per share	$0.03	$(3.31)	$0.45	$(1.66)	$2.17

Basic weighted average common shares	13,650	12,275	12,231	12,077	12,153

Income/(loss) per common share-diluted:
Continuing operations	$0.05	$(3.18)	$0.58	$0.91	$2.08
Discontinued operations, net of tax	(0.02)	(0.13)	(0.13)	(2.54)	0.06
Net income/(loss) per share	$0.03	$(3.31)	$0.45	$(1.63)	$2.14

Diluted weighted average common and common equivalent shares	13,992	12,275	12,362	12,307	12,344

	Year Ended December 31,
Other Data:	2004	2003	2002	2001	2000
(In thousands, except per pound amounts)
Pounds shipped	339,417	327,354	310,240	308,177	334,846
Depreciation and amortization	$17,407	$19,009	$18,416	$18,679	$17,040
Capital expenditures	11,302	5,969	7,747	27,612	31,676
Average monthly COMEX price of copper per pound (g)	1.29	0.81	0.72	0.73	0.84

	December 31,
Balance Sheet Data:	2004	2003	2002	2001	2000
(In thousands)
Total assets	$587,458	$553,258	$550,720	$539,427	$584,937
Total long-term debt	237,022	254,284	255,712	247,698	231,163
Redeemable cumulative preferred stock	—	—	—	2,000	2,000
Stockholders’ equity	$209,502	$179,351	$200,635	$201,412	$228,449

(a)	In 2001, we incurred charges that are included in cost of goods sold of approximately $1.4 million, related to realized and anticipated reductions in demand for our product, and for the write-down of slow moving or obsolete inventory.

(b)	In 2004 and 2003, restructuring charges of $2.5 million ($1.7 million after tax) and $15.1 million ($9.9 million after tax), respectively were incurred (see Note 22 of the Notes to Consolidated Financial Statements). For 2001, restructuring and other charges of approximately $1.5 million ($1.0 million after tax) were recognized The 2001 restructuring charge included $1.1 million in severance benefits for approximately 40 salaried and hourly employees and $0.2 million write-off of impaired assets and $0.2 million related to a previously closed facility.

(c)	Income from continuing operations for 2001 and 2000, adjusted to exclude amortization of expense recognized related to goodwill would have been $14.1 million and $28.2 million.

(d)	The operating results of Wolverine Ratcliffs, Inc. include losses of $0.3 million, $1.6 million, $1.6 million and $7.3 million (in each case net of tax) for the years ended 2004, 2003, 2002 and 2001, respectively, and have been classified as discontinued operations. In addition, we recorded an estimated $23.9 million (net of tax) loss on the disposal of the Wolverine Ratcliffs operations in 2001 (see Note 3 of the Notes to Consolidated Financial Statements).

(e)	Net/(loss) income for 2001 and 2000, adjusted to exclude amortization expense related to goodwill, would have been $(16.9) million and $29.2 million.

(f)	Reflects the payment of preferred stock dividends and accretion of preferred stock redemption requirements.

(g)	Source: Metals Week.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of our consolidated operating results and financial condition for the three years ended December 31, 2004, and should be read in conjunction with the Consolidated Financial Statements and related notes beginning on page F-1.

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

Executive Summary

     Our business continues to be impacted by the significant increase in copper prices over the last 18 months. The run up in copper prices that began in the second half of 2003 continued throughout all of 2004. Average monthly copper prices in 2004 have ranged from a low of $1.10 per pound to a high of $1.46 per pound. This increase in copper prices is the result of several factors, including an imbalance between the current world supply and demand for copper, exacerbated by Asian demand, and financial speculation in this commodity market. As a result of these factors, in addition to higher raw material costs for copper, suppliers in 2004 increased premiums charged on purchases of copper above the COMEX published prices for all grades of material. This situation has also, in many cases, shortened the payment terms to raw material suppliers. We expect these trends to continue for 2005.

     Our terms of sale with our commercial products customers generally allow us to pass through the COMEX published price of copper on the day of shipment. More recently, we have been successful in passing along to our customers, in the form of surcharges, some or all of the premiums being paid for copper. We were successful in 2004 in increasing our average sales revenue per pound (excluding the cost of metal) from $0.975 in 2003 to $1.045 in 2004, while maintaining tight controls on our costs. Average cost to manufacture per pound was $0.857 per pound in 2004 as compared to $0.850 per pound in 2003.

     Due to the increase in copper prices in 2004, we have had to invest more dollars in working capital relative to inventory and accounts receivable, partly offset by an increase in payables. This effect has been minimized by improved accounts receivable day’s sales outstanding. The increased working capital demands caused by the increase in copper prices has reduced our liquidity, and has caused us to occasionally draw on our secured revolving credit facility. Due to the seasonality of our business, we generally are a user of cash in the first half of the year, and generate cash in the second half of the year.

     In early 2005, the Company decided to take advantage of the special 85% dividends received deduction on the repatriation of certain foreign earnings offered under the American Jobs Creation Act of 2004. On February 28, 2005 the Company repatriated approximately $10.2 million in previously unremitted earnings from its Chinese subsidiary. These funds had historically been considered as unavailable for use in the U.S. due to significant tax payments that would be due upon repatriation. The repatriation of these funds was mostly used to reduce the Company’s domestic borrowings. The Company will take a tax charge of approximately $0.5 million in the first quarter 2005 associated with the repatriation.

     Demand for our products has generally increased as the overall general economy has improved. In addition, more and more of our customers are outsourcing fabricated components which are benefiting our fabricated products group. However, because of the increase in copper prices and the reluctance of wholesale distributors to stock material in an uncertain commodity market, sales of our wholesale products declined in 2004 versus 2003.

General

     The following general factors should be considered in analyzing our results of operations:

Critical Accounting Policies

     We base this discussion and analysis of results of operations, cash flow and financial condition on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S.

Uses of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Inventory

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory costs include material, labor, and factory overhead. Our maintenance and operating supplies inventory is valued using various methods across our facilities to determine cost. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements and compare these with our current inventory levels. Obsolete or unsaleable inventories are reflected at their estimated net realizable values.

Derivatives and Hedging Activities

     Our earnings and cash flows are subject to fluctuations due to changes in commodity prices, foreign currency exchange rates and interest rates. We use derivative financial instruments to manage commodity prices, foreign currency exchange rates and interest rate exposures, though not for speculative purposes. Derivatives used are primarily commodity forward contracts, foreign currency forward contracts and interest rate swaps.

     We apply the provisions of Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standard No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and by Statement of Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, (collectively referred to as “SFAS 133”), for most of the Company’s derivatives. Some of our derivatives are designated as either a hedge of a recognized asset or liability or an unrecognized firm commitment (fair value hedge), or a hedge of a forecasted transaction (cash flow hedge). For fair value hedges, both the effective and ineffective portion of the changes in the fair value of the derivative, along with any gain or loss on the hedged item that is attributable to the hedged risk, are recorded directly to earnings. The effective portion of changes in fair value of derivatives that are designated as cash flow hedges are recorded in accumulated other comprehensive income, until the hedged item is realized, when the gain/(loss) previously included in accumulated other comprehensive income is recognized in earnings. Our foreign currency hedges are accounted for under Statement of Financial Accounting Standard No. 52 (“SFAS 52”), Foreign Currency Translation.

Long-lived assets

     The values assigned to long-lived assets such as property, plant and equipment, assets held for sale and goodwill are reviewed as appropriate. We estimate the depreciable lives of property, plant and equipment, and review the assets for impairment if events, or changes in circumstances, indicate that we may not recover the carrying amount of an asset.

     On January 1, 2002, we adopted Statement of Financial Accounting Standard No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 presumes that goodwill has an indefinite useful life and, thus should not be amortized, but rather tested at least annually for impairment using a lower of cost or fair value approach. During 2004, we conducted the required annual goodwill impairment review, and based upon the results of this review, determined that there is no impairment of goodwill for 2004. In 2003, we conducted a goodwill impairment review and based on the results of that review, recorded an impairment charge of $23.2 million. If we fail to achieve estimated growth rates and/or profit projections, if interest rates increase, or if other estimates or assumptions change in the future, we may record additional impairment charges for goodwill in the future.

Income Taxes

     For financial reporting purposes, we determine our current and deferred tax liabilities in accordance with the liability method of accounting for income taxes as specified in Statement of Financial Accounting Standard No. 109 (“SFAS 109”), Accounting for Income Taxes. Under SFAS 109, deferred tax liabilities and assets are recorded for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. Property, plant and equipment, inventories, prepaid pension, postretirement benefit obligations, and certain other accrued liabilities are the primary sources of these temporary differences. Deferred income tax also includes operating loss and tax credit carryforwards.

Pension and Postretirement Benefit Costs

     Net pension and postretirement cost was $7.7 million, $8.1 million and $6.3 million, respectively, for the years ended December 31, 2004, 2003 and 2002. Total estimated pension and postretirement expense in 2005 is expected to be approximately $9.6 million. These expenses are primarily included in cost of goods sold, and selling, general and administrative expenses. Lesser amounts are included in restructuring charges and discontinued operations. In 2004 and 2003, we did not make a contribution to our U.S. qualified defined benefit pension plans. In 2002, we made a $5.0 million voluntary contribution to our U.S. qualified defined benefit pension plans. In 2004, 2003 and 2002, we made a $1.1 million, $0.6 million and $0.1 million contribution, respectively, to our Canadian defined benefit pension plans. In 2003, we also transferred $4.3 million to a rabbi trust to partially fund the vested benefit obligations to certain executives under our nonqualified supplemental executive retirement plan.

     Our pension and postretirement benefit costs are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates and expected long-term rates of return on plan assets. Material changes in our pension and postretirement benefit costs may occur in the future due to changes in these assumptions, changes in the number of plan participants, changes in the level of benefits provided, changes to the level of contributions to these plans and other factors. Estimates and assumptions concerning our pension and postretirement obligations and related periodic costs can be found in Notes 12 and 13 of the Notes to Consolidated Financial Statements.

Components of Cost of Goods Sold

     The cost of raw materials, principally copper, is a substantial portion of our cost of goods sold. The rise and fall of copper prices and other metal affects the levels of our net sales, costs of goods sold and the carrying value of inventory, even in the absence of increases or decreases in business activity. We enter into commodity forward contracts to sell copper in an effort to protect the value of our inventory against decreases in copper prices. Thus, while these hedges are in place, and if copper prices continue to increase, our gross margin may be affected.

Variability of Wholesale Product Gross Profit

     Gross profit attributable to sales of our wholesale products has fluctuated and may continue to fluctuate substantially from period to period. Gross profit/(loss) from sales of these products was $5.9 million in 2004, $(0.3) million in 2003 and $4.4 million in 2002. Gross profit derived from the sale of wholesale products is mainly affected by changes in selling prices and the cost of metal. Selling prices for these products are affected principally by general economic conditions, especially the rate of housing starts, general commercial building activity, industry competition and manufacturing capacity, industry production levels and other market factors. All of these factors are beyond our control. Wholesale products are also the only significant product group for which we are not able to pass metal price changes directly to our customers.

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

Cyclical and Seasonal Nature of Demand

     Demand for our products, particularly our wholesale products, is cyclical and is significantly affected by changes in general economic conditions that affect our customers’ markets. Demand in some industries to which we sell, including the residential air conditioning industry and, to a lesser extent, the commercial air conditioning industry, is also seasonal. Our sales to the residential air conditioning market have historically been greater in the first and second quarters of the year and lower in the third and fourth quarters because manufacturers typically increase inventories in the early part of the year in anticipation of summer air conditioning sales and housing starts. In addition, sales of industrial tube are adversely affected in years with unusually cool summers.

     In 2005, we expect that, due to the federally mandated change in the SEER standard, the second quarter will continue to be our strongest, with the third and fourth quarters relatively strong, while the first quarter will be relatively weak.

Results of Continuing Operations

Year-Ended December 31, 2004, Compared with Year-Ended December 31, 2003

     Total pounds shipped in 2004 were 339.4 million, versus 327.3 million pounds shipped during 2003, an increase of 12.1 million pounds or 3.7%. The increase/(decrease) in pounds shipped by business segment was as follows:

For the Year Ended December 31,
				%
In thousands, except for			Increase/	Increase/
percentages	2004	2003	(Decrease)	(Decrease)

Commercial products	225,996	217,499	8,497	3.9%
Wholesale products	89,078	90,005	(927)	(1.0)%
Rod, bar and other products	24,343	19,850	4,493	22.6%

Total	339,417	327,354	12,063	3.7%

     The increase in shipments of commercial products was primarily due to improvements in the heating, ventilation and air conditioning (“HVAC”) and consumer appliance markets, continued improvement in commercial construction and the continuation of favorable outsourcing trends by customers to our fabricated products facilities. Wholesale shipments decreased reflecting slower demand due to the hurricanes that impacted Florida in the third quarter of 2004, and cautious purchasing by distributors and wholesalers due to erratic and rising copper prices. Rod and bar products shipments increased due to market share gains.

     Net sales increased by $201.6 million, or 33.8%, to $797.9 million for the year ended December 31, 2004 from $596.3 million for the year ended December 31, 2003. The increase in net sales by business segment was as follows:

For the Year Ended December 31,
In thousands, except for			$	%
percentages	2004	2003	Increase	Increase

Commercial products	$570,666	$442,471	$128,195	29.0%
Wholesale products	165,215	115,112	50,103	43.5%
Rod, bar and other products	61,994	38,741	23,253	60.0%

Total	$797,875	$596,324	$201,551	33.8%

     Overall, the increase in revenue is due to a combination of three factors: A 59% rise in year over year average copper prices, an 7.2% improvement in selling prices (excluding copper), and a 3.7% rise in volume. For the 2004 year, the average monthly COMEX copper price was $1.29 per pound, as compared to $0.81 per pound in 2003. The 7.2% improvement in selling prices reflected a richer mix of products sold, as well as improved pricing.

     Gross profit increased $22.9 million, or 56.0%, to $63.7 million in 2004 from $40.8 million in 2003. The increase in gross profit is mainly attributable to improved selling prices, the increase in sales volumes, a richer mix of products sold, the elimination of overhead from our Booneville, MS facility, tight cost controls associated with volume efficiencies and cost reduction programs, all partly offset by the impact of the strengthening Canadian dollar on manufacturing costs. Average sales revenue per pound (excluding metal) increased 7.2%, to $1.045 per pound in 2004 from $0.975 per pound in 2003, while the per pound cost to manufacture increased overall less than 1% in 2004 to $0.857 per pound from $0.850 per pound in 2003. Gross profit as a whole increased to $0.188 per pound in 2004 from $0.125 per pound in 2003. The increase in gross profit by business segment was as follows:

For the Year Ended December 31,
In thousands, except for			$	%
percentages	2004	2003	Increase	Increase

Commercial products	$52,918	$38,997	$13,921	35.7%
Wholesale products	5,924	(271)	6,195	NM *
Rod, bar and other products	4,839	2,100	2,739	130.4%

Total	$63,681	$40,826	$22,855	56.0%

     * Not Meaningful (“NM”)

     The improvement in gross profit for commercial products is due to a combination of price increases and product mix, and increases due to increased volumes. Manufacturing costs decreased due to increased operational efficiencies and cost reduction programs. Average sales revenue per pound in 2004 for commercial products (excluding metal) rose 3.8% to $1.247 per pound from $1.201 per pound in 2003. Average cost to manufacture per pound decreased 1% to $1.014 per pound in 2004 versus $1.021 in 2003.

     Gross profit for wholesale products increased primarily due to increases in selling prices, partly offset by metal valuation and the impact of the strengthening Canadian dollar on manufacturing costs. Average sales revenue per pound in 2004 for wholesale products (excluding metal) increased 22.9%, to $0.580 per pound in 2004 from $0.472 per pound in 2003. Average cost to manufacture per pound increased 8.2% or $0.039 per pound, from $0.475 in 2003 to $0.514 in 2004.

     Gross profit for rod, bar and other products benefited from increased volumes, improved selling prices, partly reduced by increased manufacturing costs related to metal valuation and the impact of the strengthening Canadian dollar on manufacturing costs. Average sales revenue per pound in 2004 (excluding metal) increased 12.5% to $0.872 per pound in 2004 versus $0.775 in 2003. Average cost to manufacture per pound was basically flat at $0.674 per pound as compared to $0.669 per pound in 2003.

     Selling, general and administrative (“SG&A”) expenses were $37.3 million for 2004 versus $32.1 million for 2003, an increase of 5.2 million, or 16.2%. The increase in SG&A expense for 2004 as compared to 2003 is mostly the result of increased employee costs, including increased incentive compensation, increased employee benefit costs, and higher recruiting and relocation costs. In addition, SG&A costs were also impacted in 2004 by increased professional fees, including fees associated in complying with the internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as well as other professional fees.

     The Company incurred restructuring expenses in 2004 of $2.5 million, as compared to $15.1 million in 2003. The restructuring expenses incurred in 2004 were mostly for severance and benefit curtailment charges related to the transfer of equipment from our Decatur, Alabama facility to our Shawnee, Oklahoma and Monterrey, Mexico facilities, expenses related to the ramp-down of the Booneville, Mississippi facility, and for the sale of our previously closed Roxboro, North Carolina facility. See Note 22 to the Notes to the Consolidated Financial Statements for more information.

     Operating income from continuing operations was $23.9 million for the year ended December 31, 2004, as compared to an operating loss of $(6.3) million for the year ended December 31, 2003.

     Net interest expense decreased $0.3 million to $20.9 million in 2004 from $21.2 million in 2003 due to lower interest costs related to the $18.6 million reduction in outstanding bonds, an increase in interest expense related to increased average borrowings under the secured revolving credit facility, an increase in interest expense related to rising short term interest rates, offset by a reduction in interest expense due to increased capitalized interest and an increase in interest income (see Note 11 to the Consolidated Financial Statements).

     In 2004, the Company incurred charges of $3.0 million ($2.0 million net of tax), associated with a loss on the extinguishment of debt, related to the repurchase of $18.6 million of our 10.5% Senior Notes. Amortization and other, net was $1.3 million of expense in 2004, as compared to $1.9 million of expense in 2003. Amortization and other, net in 2004 included $0.2 million of foreign currency losses.

     In 2004, we conducted the required annual goodwill impairment review, and based upon the results of this review, determined that there is no impairment of goodwill for 2004. If we are unable to achieve our estimated growth rates and profit projections, if interest rates increase or if our other estimates or assumptions change in the future, we may be required to record impairment charges in the future. In the third quarter of 2003, we incurred a charge of $23.2 million related to the write-off of all of the goodwill associated with the Tube Group.

     A net tax benefit of $1.9 million was recorded in 2004 as compared to a net tax benefit of $13.6 million in 2003. The effective tax rate in 2004 was (152%). The effective tax rate recorded in 2004 reflects federal tax benefits generated in the United States, where tax rates are generally higher than in our foreign jurisdictions and where we had significant pre-tax losses. The higher effective rate on adjusted pre-tax losses also reflects lower foreign tax rates and tax holidays applicable to our profitable operations in China, Portugal and Canada. A $13.6 million tax benefit was recorded in 2003 on pretax losses from continuing operations of $52.6 million, yielding an overall effective tax rate of 25.9%. Adjusting the pre-tax loss to exclude $20.3 million of the $23.2 million charge for the impairment of goodwill, which is not tax deductible, yields an adjusted effective tax rate of 42.1% for 2003.

     Consolidated income from continuing operations in 2004 increased by $39.6 million to $0.6 million, or $0.05 per diluted share, from a loss of $(39.0) million, or $(3.18) per diluted share, in 2003.

Year-Ended December 31, 2003, Compared with Year-Ended December 31, 2002

     Total pounds shipped increased by 17.1 million pounds, or 5.5%, to 327.3 million in 2003 from 310.2 million in 2002. The increase/(decrease) in pounds shipped by business segment was as follows:

For the Year Ended December 31,
				%
In thousands, except for			Increase/	Increase/
percentages	2003	2002	(Decrease)	(Decrease)

Commercial products	217,499	209,590	7,909	3.8%
Wholesale products	90,005	79,064	10,941	13.8%
Rod, bar and other products	19,850	21,586	(1,736)	(8.0%)

Total	327,354	310,240	17,114	5.5%

     The increase in shipments of commercial products was primarily due to increased shipments of industrial tube, partially offset by declines in shipments of alloy products. Shipments of industrial tube were strong due to the success in obtaining market share penetration for this product in the U.S. Shipments of alloy products declined due to weaker industrial demand in the economy. Wholesale products shipped increased due to the expansion of our customer base for these products. Pounds of rod and bar products shipped decreased due to a weaker U.S. industrial environment.

     Net sales from continuing operations increased by $45.8 million, or 8.3%, to $596.3 million for the year ended December 31, 2003 from $550.5 million for the year ended December 31, 2002. The increase in sales by business segment was as follows:

For the Year Ended December 31,
In thousands,except for			$	%
percentages	2003	2002	Increase	Increase

Commercial products	$442,471	$421,234	$21,237	5.0%
Wholesale products	115,112	93,938	21,174	22.5%
Rod, bar and other products	38,741	35,351	3,390	9.6%

Total	$596,324	$550,523	$45,801	8.3%

     Net sales of commercial products increased in 2003 due to increased shipments of industrial tube, an increase in COMEX copper prices and a favorable mix of fabricated products, partially offset by lower volumes of alloy products and modest reductions in unit fabrication revenues for industrial tube and joining products. Sales of wholesale products increased due to increased shipments, as well as an increase in revenue per pound. Average sales revenue per pound (excluding metal) was down $0.03 to $0.975 in 2003. Rod, bar and other products are primarily those products sold from our distribution center in The Netherlands.

     The average monthly COMEX copper price for 2003 was $0.81 per pound, as compared to $0.72 per pound in 2002, an increase of approximately 13.1%.

     Gross profit decreased $17.6 million, or 30.1%, to $40.8 million in 2003 from $58.4 million in 2002. Gross profit in 2003 was negatively impacted by the increase in metal costs for wholesale products, decreased shipments of rod and bar products, and a modest decline in fabrication revenues per pound for commercial products. We also incurred approximately $7.6 million of additional cost in 2003 compared with 2002 for natural gas, healthcare, pensions and worker’s compensation expenses. Gross profit also declined approximately $3.7 million due to the translation impact of the Canadian dollar to the weak U.S. dollar. Approximately 50 percent of sales from our Canadian operations are denominated in U.S. dollars. Additionally, gross profit declined $5.7 million due to a loss on our copper forward contracts that we put in place to hedge against a decrease in the valuation of our copper inventory. These losses were not entirely offset by gains on the sale of physical inventory at prevailing market prices.

     Copper prices spiked sharply, especially during the fourth quarter of 2003, resulting in a loss on our hedge positions that were not offset by the purchase of inventory, due in part to the curtailment of our operations for the two-week holiday period in December 2003. Gross profit in 2003 also declined approximately $1.2 million because of manufacturing inefficiencies and professional expenses related to union activities at our Decatur, Alabama and Shawnee, Oklahoma plants. The Decatur workforce voted to remain union free while approximately 37 maintenance employees at our Shawnee facility elected to be represented by the Arkansas Regional Council of Carpenters/United Brotherhood of Carpenters and Joiners of America. Further, gross profit in 2003 declined because of the northeastern power outages in August 2003 which caused our London, Ontario plant to lose approximately two production days and normal production at the plant to be interrupted for approximately another week due to rolling black-

outs. Gross profit in 2003 benefited from a $0.8 million cash payment resulting from a class action litigation settlement in the copper market in the second quarter of 2003. The decrease in gross profit by business segment was as follows:

For the Year Ended December 31,
In thousands, except for			$	%
percentages	2003	2002	Decrease	Decrease

Commercial products	$38,997	$51,736	$(12,739)	(24.6%)
Wholesale products	(271)	4,352	(4,623)	NM
Rod, bar and other products	2,100	2,353	(253)	(10.8%)

Total	$40,826	$58,441	$(17,615)	(30.1%)

     Gross profit from commercial products decreased primarily due to specific cost increases that are discussed in more detail above as well as the decline in average sales revenue per pound (excluding metal).

     Wholesale products gross profit decreased due to an increase in metal costs which we were not able to completely pass on to our customers, as well as specific cost increases that are discussed in more detail above, offset somewhat by increased volumes. Metal costs increased due to an increase in COMEX copper prices, as well as an imbalance in market supply and demand and higher costs of recycled metal used in the production of wholesale products.

     Gross profit from rod, bar and other products decreased due to decreased shipments of rod and bar products, partially offset by an increase in gross profit from the activities of our distribution center in The Netherlands which also benefited from a strong Euro. Gross profit was also impacted by specific cost increases that are discussed above.

     Consolidated SG&A expenses for the year ended December 31, 2003 increased by $1.5 million, or 4.9%, to $32.1 million, from $30.6 million in 2002. The increase in selling, general and administrative expenses were mainly due to a $0.7 million increase in salary expense and a $1.3 million increase in pension expense, offset by a $0.9 million reduction in employee related expenses, primarily associated with incentive pay that is tied to financial performance. Salary expense increased due to merit and cost of living pay increases and due to the fact that selling, general and administrative expenses in the first quarter of 2002 included a 10% pay reduction for salaried employees which was subsequently restored. Pension expense increased primarily due to the impact of the decline in fair value of plan assets at January 1, 2003.

     Operating income/(loss) from continuing operations was a loss of $(6.3) million for the year ended December 31, 2003, as compared to income of $27.8 million in 2002. The operating loss in 2003 was primarily due to the aforementioned $17.6 reduction to gross profit, $1.5 million increase in selling, general and administrative expenses, and $15.1 million of restructuring charges, as described under “Restructuring and Other Charges” below.

     Consolidated net interest expense increased $1.5 million to $21.2 million in 2003 from $19.7 million in 2002. Interest expense increased $1.5 million in 2003 because on March 27, 2002, we issued $120.0 million in principal amount of 10.5% Senior Notes replacing approximately $97.3 million of borrowings under our old revolving credit facility which had an average interest rate of 4.9% in the first quarter of 2002. Consolidated net interest expense is net of interest income and capitalized interest of $0.6 million and $0.1 million, respectively, for 2003 and $0.5 million and $0.7 million, respectively, for 2002. Consolidated net interest expense in 2002 was also net of interest income from loans to the discontinued operations of Wolverine Ratcliffs, Inc. of $0.8 million. Interest expense was reduced $1.1 million in 2003 and $0.3 million in 2002 from the benefit of our interest rate swap on $50 million notional amount of our 7.375% Senior Notes which we entered into in the fourth quarter of 2002.

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

     Amortization and other, net was $1.9 million in 2003, as compared to $1.0 million in 2002. Amortization and other, net in 2003 included $0.2 million of foreign currency losses. Amortization and other, net in 2002 included $0.3 million of income related to the administration and collection of receivables sold to us by our discontinued operations. Amortization expense in 2003 increased $0.2 million to $1.5 million compared to $1.3 million in 2002 due to the deferred financing fees incurred when we obtained our new financing in March 2002 .

     During the third quarter of 2003, we evaluated the carrying value of goodwill. Updated valuations for each reporting unit were completed using a discounted cash flow approach based on forward-looking information regarding market share, revenues and costs. Our valuation was based on a 3% to 5% long-term growth rate, a discount rate of 14% and two reporting units, The Tube Group and The Fabricated Products Group. The Tube Group consists of our Decatur, Shawnee, Jackson, Booneville, Montreal, London, Shanghai and Esposende facilities for which we had $23.2 million of goodwill. The Fabricated Products Group consists of our Altoona, Carrollton, Warwick, Ardmore and Apeldorn facilities for which we have $77.2 million of goodwill. Based on the results of this review, the fair value of The Tube Group reporting unit was less than its carrying value and we recorded a goodwill impairment charge of $23.2 million in the third quarter of 2003. The fair value of The Tube Group reporting unit decreased significantly from the value derived when we tested for impairment in 2002 due to a decrease in the long-term growth rate from 4% to 3%, a reduction in our projections of future profitability and an increase in the discount rate from 12% to 14%. The fair value of The Fabricated Products Group reporting unit exceeded its carrying value assuming a 5% growth rate, and thus, no impairment charge was recorded.

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

     Consolidated income/(loss) from continuing operations in 2003 decreased by $46.2 million to a loss of $(39.0) million, or $(3.18) per diluted share, from $7.2 million, or $0.58 per diluted share, in 2002.

Restructuring and Other Charges

     In 2004, we recognized restructuring charges of $2.5 million ($1.7 million net of tax). These restructuring charges were for severance and benefit curtailment charges related to the transfer of technical tube production from our Decatur, Alabama facility to our Shawnee, Oklahoma and Monterrey, Mexico facilities in the amount of $0.5 million; $0.6 million of expenses related to the ramp-down of our Booneville, Mississippi facility; and $1.4 million related to the sale of our Roxboro, North Carolina facility closed in 1999. At December 31, 2004, remaining reserves for restructuring charges are $0.4 million with respect to the Booneville, Mississippi closure and $0.2 million for severance costs at the Decatur, Alabama facility.

     In 2003, we recorded restructuring charges totaling $15.1 million ($9.9 million net of tax). The 2003 restructuring charges included: $10.4 million related to the ramp-down of our Booneville, Mississippi facility; a $2.6 million write-down of assets held for sale in Roxboro, North Carolina; a $1.1 million charge related to a workforce reduction; a $0.3 million charge related to the write-off of impaired assets at our Altoona, Pennsylvania facility; and $0.7 million of other charges.

     A breakdown of these restructuring charges is as follows:

Booneville, MS

     In the third quarter of 2003, we announced our intention to close our Booneville, Mississippi facility. This facility produced both smooth and enhanced industrial tube, which was primarily used by residential and commercial air conditioner manufacturers and employed approximately 140 people. In the fourth quarter of 2003, a restructuring charge was recorded in the amount of $10.4 million, and a reserve established for certain items associated with the write-down of impaired assets, relocation of equipment, severance and other personnel related costs. The transfer of production was substantially completed from the Booneville plant to our other facilities by December 31, 2003. The $10.4 million charge for the Booneville facility included an $8.9 million write-off of impaired assets (including $2.6 million of spare parts and supplies related to these assets), $0.3 million of severance costs, and $1.2 million of other costs required for the closure of the facility. Annual savings from this closure and reallocation of production is expected to be approximately $3.0 million.

     Because of a significant increase in both internal and external customer demand for products manufactured at the Booneville facility, we continue to use a limited number of Booneville assets to provide additional capacity to meet this increased customer demand. Expenses at the Booneville facility related to production continue to be charged to operations, while the plant closing activities are reflected as restructuring expenses in accordance with Statement of Financial Accounting Standard No. 146 (“SFAS 146”), Accounting for Costs

Associated with Exit or Disposal Activities. The remaining assets of the Booneville facility continue to be carried at values established at the end of 2003.

     Restructuring expenses of $0.6 million were recognized for the year ended December 31, 2004. These costs were related mostly to employee medical, facility maintenance, lease termination and other costs associated with the removal of equipment and preparation for the eventual sale of the Booneville facility. The remaining balance in the reserve at December 31, 2004 is $0.4 million.

Roxboro, NC

     We closed our Roxboro, North Carolina facility in 1999. All of the assets of this former facility were re-deployed or sold, including the sale of the remaining real property during 2004 for $2.5 million. For the twelve month period ended December 31, 2004, we recognized restructuring charges of $1.4 million, primarily for the write-down of the real property and estimated closing costs related to the sale of this former facility.

Workforce Reduction

     In the third quarter of 2003, the Company enacted a workforce reduction program to terminate approximately 6% of its workforce, or about 200 employees throughout all of its facilities in North America. A reserve in the amount of $1.1 million was established in the third quarter 2003 to cover the costs of implementing the workforce reduction program. At December 31, 2003, approximately $0.7 million against the $1.1 million liability for severance benefits had been paid. At December 31, 2003, there remained $0.4 million of restructuring cost representing our remaining cash obligations. The remaining amount of the reserve was paid out in 2004.

Liquidity and Capital Resources

     The following table set forth selected information concerning our financial condition:

	December 31,	December 31,
	2004	2003
(In thousands)
Cash and cash equivalents	$35,017	$46,089
Working capital	201,965	174,909
Total debt	238,241	255,786
Current ratio	3.16	3.22

Sources of Liquidity

     Our principal sources of liquidity are cash and cash equivalents, cash provided by operations, and borrowings under our bank credit facility.

     Cash and cash equivalents. During 2004, cash and cash equivalents decreased by $11.1 million. Cash and cash equivalents as of December 31, 2004 and 2003 was $35.0 million and $46.1 million, respectively, of which $23.8 million and $37.6 million, respectively, was held by subsidiaries located outside the U.S.. In early 2005, the Company developed a repatriation plan to take advantage of a special 85% dividends received deduction on the repatriation of certain foreign earnings offered under the American Jobs Creation Act of 2004. On February 28, 2005, the Company repatriated approximately $10.2 million in previously unremitted earnings from its Chinese subsidiary. These funds have historically been considered as being “indefinitely invested”, and thus unavailable for use in the U.S. The repatriation of these funds was mostly used to reduce the Company’s domestic borrowings.

     Approximately $10.9 million and $2.5 million of cash included in cash on hand was restricted as of December 31, 2004 and 2003, respectively, and is not available for general corporate use. Restricted cash at December 31, 2004 includes $7.6 million related to deposits for margin calls on our metal and natural gas hedge program, $1.8 million to secure a letter of credit for the loan made by the Portuguese government, $0.8 million as collateral to secure the Company’s travel and purchase credit card programs, $0.4 million as a deposit for the Monterrey, Mexico facility lease and $0.3 million in escrow related to the sale of the Company’s former Roxboro, NC facility. At December 31, 2003, restricted cash included $1.7 million to secure a letter of credit for the loan made by the Portuguese government and $0.8 million as collateral to secure the Company’s travel and purchase credit card programs

     Cash generated from/(used for) operations. Cash used for operating activities in 2004 was $8.6 million. Cash provided by operating activities in 2003 and 2002 were $0.2 million and $41.4 million, respectively. Increased working capital requirements from rising copper prices negatively impacted cash from operations in 2004. Generally, the primary factors affecting our ability to generate cash from operations are our ability to market and sell our products, our ability to maintain prices of our products, and our ability to minimize costs and realize operational efficiencies.

     Borrowings under our secured revolving credit facility. As of December 31, 2004, there was $1.0 million outstanding under the secured revolving credit facility. We also had approximately $9.2 million of standby letters of credit issued under the secured revolving credit facility and approximately $26.6 million (subject to a $2.0 million excess availability requirement) in additional borrowing availability thereunder at December 31, 2004. As of December 31, 2003, there were no borrowings outstanding under the secured revolving credit facility. We had approximately $7.9 million of standby letters of credit issued under the secured revolving credit facility and approximately $29.2 million (subject to a $2.0 million excess availability requirement) in additional borrowing availability thereunder at December 31, 2003. Our ability to borrow under our secured revolving credit facility depends on the amount of available borrowing base, and our compliance with all financial and other covenants contained in the agreement. See “Financing Agreements – Secured Revolving Credit Facility.”

     Proceeds from the issuance of common stock. In 2004, we completed a private placement of 2.45 million shares of our common stock that resulted in approximately $23.0 million of net proceeds. We used $20.5 million of the proceeds to repurchase $18.6 million of the 10.5% Senior Notes. The remaining $2.5 million of net proceeds from the equity offering was used for general corporate purposes.

Uses of Liquidity

     Our principal uses of liquidity are working capital needs, capital expenditures and interest and principal payments on our debt (including repurchases of our Senior Notes).

     Working capital needs. As noted above, net cash used by operating activities in 2004 was $8.6 million, as compared to cash provided by operating activities of $0.2 million for 2003 and $41.4 million in 2002. The increase in cash used by operations during 2004 is primarily the result of increased working capital needs caused by the significant increase in the price of copper, and, to a lesser extent, the increase in sales volume. Our business typically produces greater sales and requires a greater use of cash for working capital purposes in the first half of the year, as compared to the second half of the year when working capital is normally liquidated. The continued rise in copper prices during the third and fourth quarters of 2004 prolonged our inability to reduce our working capital during the second half of 2004, as is usually the case.

     Capital expenditures. In 2004, capital expenditures totaled $11.3 million versus $6.0 million in 2003 and $7.7 million in 2002. Capital expenditures include asset replacement, environmental and safety compliance, cost reduction, productivity improvement items, and, in 2004, expenditures for our new Mexico manufacturing facility. The increase in capital expenditures in 2004 over 2003 relates primarily to the transfer and installation of equipment from our Booneville, Mississippi facility to our Decatur, Alabama facility, an increase in production capacity for fin tube at our Shanghai, China facility, and an increase in capabilities for the manufacture of fabricated products at our Carrollton, Texas facility. We expect to spend approximately $12 million on capital expenditures in 2005.

     Payments related to our outstanding debt. In 2004, we made interest payments on our debt totaling $21.5 million, versus payments of $22.5 million in 2003 and $19.1 million in 2002. The increase in interest payments from 2002 to 2003 results from the refinancing of existing debt and the issuance of our 10.5% Senior Notes. The decrease in interest expense from 2003 to 2004 relates to the repurchase in the second and third quarters of 2004 of $18.6 million of our 10.5% Senior Notes.

     Funding of pension obligations. In 2004 and 2003, we did not make any contributions to our U.S. qualified defined benefit pension plans. In 2002, we made a $5.0 million voluntary contribution to our U.S. qualified defined benefit pension plans. In 2004, 2003 and 2002, we made contributions of $1.1 million, $0.6 million and $0.1 million, respectively, to our Canadian defined benefit pension plans. In 2003, we transferred $4.3 million to a rabbi trust to partially fund the vested benefit obligations to certain executives under our Supplemental Executive Retirement Plan (“SERP”). In 2005, we do not anticipate any mandatory contribution requirements to our U.S. qualified defined benefit pension plan by funding regulations or laws. We will evaluate and may make voluntary contributions in 2005. We expect to make contributions of $0.1 million to our SERP fund in 2005 to cover expected normal payouts. We also anticipate paying $1.6 million as a lump sum distribution under our SERP to an executive who will retire in 2005. In addition, we expect to make a $1.4 million contribution to our Canadian pension plans in 2005.

Outlook

     In early 2005, we borrowed on our secured revolving credit facility to fund normal working capital requirement increases as is typical in the first and second quarters of our fiscal year, and to fund the purchase of approximately 6.1 million pounds of finished goods inventory from a foreign manufacturer.

     On February 2, 2005, Standard and Poor’s Ratings Services (“S&P”) lowered its rating on our outstanding debt to B from B+, and placed us on CreditWatch with negative implications due to S&P’s expectation for very limited liquidity during the first half of 2005. On March 9, 2005, S&P removed the Company from CreditWatch and re-affirmed its B rating with an outlook of stable. While the rating downgrade by S&P does not affect the amount or pricing of our existing credit facilities, the action taken by S&P may affect our ability to obtain additional credit in the future.

     On February 23, 2005, we amended our secured revolving credit facility to provide up to $40.0 million in availability (subject to a $2.0 million excess availability requirement). We are also in discussions with our commercial banks to provide an additional source of liquidity of between $25.0 million and $35.0 million. It is anticipated that this liquidity will be available to us no later than early May 2005.

     With the available borrowing capacity under our secured revolving credit facility, our current cash balances, and anticipated cash flow from continuing operations, we believe that we will be able to satisfy existing working capital needs, interest obligations and capital expenditure requirements.

Off-Balance Sheet Arrangements

     As of December 31, 2004, we do not have any off-balance sheet arrangements that either have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commercial Commitments

     The following table provides a summary of our contractual obligations and commercial commitments as of December 31, 2004. As of December 31, 2004, the total other non-current liabilities included in our Consolidated Balance Sheet not presented below were $47.3 million consisting primarily of accrued pension, post retirement and environmental costs. Refer to Notes 12, 13, 14, and 15 of the Notes to the Consolidated Financial Statements.

	Payments due or expiring by period
		Less than 1			More than
(In thousands)	Total	year	1-3 years	3-5 years	5 years

Contractual obligations:

Long-term debt	$238,241	$1,219	$1,691	$235,331	$—
Operating leases	7,924	2,756	3,376	975	817
Commitments for capital expenditures	2,138	2,138	—	—	—
Other purchase obligations	1,002	1,002	—	—	—

Total contractual obligations	$249,305	$7,115	$5,067	$236,306	$817

Other commercial commitments (by scheduled expiration dates):

Standby letters of credit	$9,257	$6,727	$2,530	—	—

     At December 31, 2004 we also had commitments to purchase approximately 125 million pounds of copper during 2005, to be priced when purchased at COMEX plus an average fixed spread of $0.05 per pound. During 2004, the average monthly COMEX price of copper ranged from $1.10 to $1.46 per pound. These commitments were negotiated in the normal course of business and represent a portion of our copper requirements for 2005, which we anticipate will exceed 375 million pounds.

Financing Agreements

Secured Revolving Credit Facility

     We and our U.S. and Canadian subsidiaries originally entered into our secured revolving credit facility in March 2002, and we and our lenders have subsequently amended this facility six times, including two amendments in 2004. As amended through December 31, 2004, the secured revolving credit facility provided maximum aggregate borrowing availability of up to $37.5 million, subject to a $2.0 million excess availability requirement. In February 2005, we further amended the facility to increase the maximum aggregate borrowing availability to $40.0 million, subject to the same excess availability requirements. The aggregate amount available under the secured revolving credit facility includes a $12.0 million sub-limit for letters of credit issued on behalf of us and our U.S. subsidiaries and a $7.5 million sub-limit for advances to, and letters of credit issued on behalf of, our Canadian subsidiaries. The terms of the secured revolving credit facility include:

     Borrowing base: At any time before the maturity of the facility, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (i) 85% of our eligible accounts receivable and (ii) the lesser of 60% of our eligible inventory and $17.5 million. The administrative agent may establish reserve requirements, and the reserve requirements and eligibility standards may be adjusted during the term.

     Interest and fees: In a March 2004 amendment, we adjusted the interest rate calculation under the secured revolving credit facility such that borrowings generally bear interest, at our option, at either (i) the Eurodollar rate plus a margin between 2.00% to 2.75%, depending on our fixed charge coverage ratio, or (ii) the greater of the prime rate, adjusted federal funds rate or an equivalent rate of interest plus a margin between 0.50% to 1.25%, depending on our fixed charge coverage ratio. As of December 31, 2004, our interest rate on outstanding borrowings was 6.25%. We generally pay accrued interest monthly on outstanding principal amounts, quarterly in the case of Eurodollar loans. In addition, we pay fees and expenses based on unused borrowing availability, outstanding letters of credit and administrative and legal costs.

     Maturity: In the March 2004 amendment, we extended the maturity date of our secured revolving credit facility to March 31, 2007, at which time all amounts we borrow under the facility will be due. We also extended the maturity date applicable to the $7.5 million sub-limit for our Canadian subsidiaries to March 29, 2005. In February 2005, we further extended the Canadian maturity date to March 29, 2006, at which time all amounts borrowed under that sub-limit will be due. In the event the Canadian sub-facility is not extended past this new maturity date, we will be permitted to repay such amounts from other available borrowings under the facility.

     Security and guarantees: The obligations under the secured revolving credit facility are secured by a lien on all of our U.S. and Canadian inventory and accounts receivable and those of our U.S. and Canadian subsidiaries, as well as by 65% of the stock of certain of our foreign subsidiaries. In addition, the $7.5 million Canadian sub-facility is guaranteed by us and our U.S. subsidiaries.

     Covenants and events of default: The secured revolving credit facility contains certain covenants which, among other things, limit our ability to incur additional indebtedness and liens; enter into transactions with affiliates; make acquisitions; pay dividends; redeem or repurchase capital stock or senior notes; make investments or loans; make negative pledges; consolidate, merge, or effect asset sales; or change the nature of our business. We are also required to satisfy certain financial covenants, including a minimum consolidated EBITDA test, a minimum fixed charge coverage ratio test, minimum ongoing excess and gross availability tests and a capital expenditure limitation. The 2004 amendments to the facility adjusted certain of these covenants. The secured revolving credit facility includes customary events of default for credit facilities of this size and type, including, without limitation, a payment default, a default in performance of certain covenants and a default on certain of our other indebtedness. Our lenders may accelerate all our obligations under the facility upon the occurrence of an event of default.

     As of December 31, 2004, we had $1.0 million of borrowings and $9.2 million of standby letters of credit outstanding under the secured revolving credit facility, leaving approximately $26.6 million (subject to a $2 million excess availability requirement) in additional borrowing availability thereunder.

Silver Consignment and Forward Contracts Arrangement

     Under a consignment and forward contracts arrangement with Bank of America Precious Metals, Inc. (“BofA”), as successor to Fleet Precious Metals, Inc., BofA extends to us a silver consignment facility pursuant to which BofA consigns certain amounts of silver to us upon request, as well as a silver forward contracts facility, pursuant to which we may contract to purchase certain amounts of silver from BofA in the future for a set price. On September 29, 2004, we amended this arrangement to increase the maximum value of consigned silver available to us at any time under the consignment facility to the lesser of $17.0 million dollars or the value of 2.4 million fine troy ounces of silver. This amendment eliminated, subject to certain conditions, the covenants contained in the arrangement requiring a minimum consolidated year to date EBITDA and a minimum consolidated year to date operating income after fiscal year 2004. On January 13, 2005, we further amended the arrangement to increase the forward contract limit to $700,000, which permits us to have up to $3.5 million in aggregate fair value of forward contracts outstanding under this facility.

     As of December 31, 2004, the value of consigned silver in our inventory under the consignment arrangement was $13.9 million. The value of silver committed to under the forward contracts facility was $0.7 million.

10.5% Senior Notes due 2009

     At December 31, 2004 we had outstanding $99.4 million in principal amount of our 10.5% Senior Notes. Our 10.5% Senior Notes were issued pursuant to an indenture, dated as of March 27, 2002, between us and Wachovia Bank, National Association (successor to First Union National Bank), as trustee. Our 10.5% Senior Notes:

•	have interest payment dates on April 1 and October 1 of each year;

•	are redeemable after the dates and at the prices (expressed in percentages of principal amount on the redemption date), as set forth below:

Year	Percentage
April 1, 2006	105.250%
April 1, 2007	102.625%
April 1, 2008 and thereafter	100.000%

•	are senior unsecured obligations and are equal priority in right of payment with any of our existing and future senior unsecured indebtedness;

•	are guaranteed by certain of our subsidiaries; and

•	are subject to the terms of the indenture governing our 10.5% Senior Notes, which contains certain covenants, including covenants that limit our ability to, among other things, incur indebtedness, make certain restricted payments, dispose of certain assets, enter into affiliate transactions or engage in sale/leaseback transactions.

7.375% Senior Notes due 2008

     At December 31, 2004 we had outstanding $136.8 million in principal amount of our 7.375% Senior Notes. Our 7.375% Senior Notes were issued pursuant to an indenture, dated as of August 4, 1998, between us and Wachovia Bank, National Association (successor to First Union National Bank), as trustee. Our 7.375% Senior Notes:

•	have interest payment dates on February 1 and August 1 of each year;

•	are redeemable at our option at a redemption price equal to the greater of (a) 100% of the principal amount of our 7.375% Senior Notes to be redeemed, or (b) the sum of the present value of the remaining scheduled payments of principal and interest thereon from the redemption date to the maturity date, discounted to the redemption date on a semiannual basis at the Treasury Rate plus 25 basis points, plus, in each case, accrued interest thereon to the date of redemption;

•	are senior unsecured obligations and are equal priority in right of payment with any of our existing and future senior unsecured indebtedness;

•	are guaranteed by certain of our subsidiaries, all of which are also guarantors under the 10.5% Senior Notes issued in March 2002;

•	are subject to the terms of the indenture governing our 7.375% Senior Notes, which contains certain covenants, including covenants that limit our ability to incur indebtedness secured by certain liens and to engage in sale/leaseback transactions.

Other Credit Facilities

     We have a credit facility with a Netherlands bank, payable on demand and providing for available credit up to 1.8 million euros. At December 31, 2004, we had outstanding borrowings in U.S. dollars of $1.0 million.

     In 2002, we obtained an interest free loan from the Portuguese government in the amount of 1.9 million euros that matures in 2008. Based on the performance of our Portugal facility and the terms of the loan, the Portuguese government forgave 40% of the loan in 2003, or 0.7 million euros. Accordingly, we classified 0.7 million euros of the loan as deferred income in 2003, and are amortizing this into income over the life of the equipment purchased with the loan proceeds. The loan balance at December 31, 2004 is 1.1 million euros which equates to $1.5 million U.S. dollars (based on current exchange rates). The loan provides for annual payments in U.S. dollars of $0.2 million in 2005, $0.2 million in 2006, $0.4 million in 2007 and $0.7 million in 2008.

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

Interest Rate Risk

     The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our total long-term fixed interest rate debt as of December 31, 2004 and 2003 was $243.7 million and $246.9 million, respectively, versus a carrying value of $235.3 million and $253.5 million as of December 31, 2004 and 2003, respectively. A 1% increase from prevailing interest rates would result in a decrease in fair value of this debt by approximately $5.9 million as of December 31, 2004. The estimated fair market value of our debt is based upon the indicative bid price for our Senior Notes which approximates their trade value. The yield implicit in the value of the 7.375% Senior Notes is 7.70% and 6.93% for the 10.5% Senior Notes as of December 31, 2004. Generally, changes in the market value of our fixed-rate debt do not affect us, unless we repurchase the debt in the open market.

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

     As of December 31, 2004, we recorded the fair market value of the interest rate swap of $0.7 million as accrued liabilities with a corresponding decrease to the hedged debt. Interest payments are recognized through interest expense and are made and received on the first day of each February and August, which commenced on February 1, 2003 and will end on the maturity date. Since the interest rate is not known until the end of each semi-annual interest period, estimates are used during such period based upon published forward-looking LIBOR rates. Any differences between the estimated interest expense and the actual interest payment are recorded to interest expense at the end of each semi-annual interest period. The interest rate swap resulted in a reduction to interest expense in 2004 and 2003 of $0.7 million and $1.1 million, respectively. We anticipate that under the terms of the swap, and with rising short-term interest rates, our interest expense will increase in 2005 by approximately $0.2 million. Our obligations under this swap agreement are secured on the same basis as our obligations under our secured revolving credit facility.

     For the year ended December 31, 2004, the interest rate swap effectively converted $50 million of fixed rate 7.375% Senior Notes to a variable rate of 6.065%.

Commodity Price Risk

     In most cases, the price our customers pay for a product includes a metal charge that represents the market value of the copper used in that product as of the date we ship the product to the customer. However, as an accommodation to our customers, we often enter into fixed price commitments to purchase copper on their behalf in order to fix the price of copper in advance of shipment. We account for these transactions as cash flow hedges under SFAS 133. As of December 31, 2004, we had entered into contracts hedging the raw material requirements for committed and anticipated future customer sales through December 2006 having an aggregate notional value of $10.5 million. At December 31, 2003, we had entered into contracts hedging the raw material requirements for committed and anticipated future sales through December 2004 having an aggregate notional value of $20.6 million. The fair value of these derivative assets is recognized in prepaid expenses and other in the Consolidated Balance Sheet. For fiscal year 2004, the ineffectiveness associated with this type of cash flow hedge was insignificant. The hedge ineffectiveness was recognized in the consolidated statement of operations under cost of goods sold. At December 31, 2004 and 2003, the net deferred amount recognized in accumulated other comprehensive loss was a net gain of $1.1 million and $3.0 million, respectively. The Company expects $1.1 million of this gain to be transferred out of accumulated other comprehensive loss and recognized in earnings over the next 12 months. A 10% decline in commodity prices would reduce the estimated fair value of the outstanding contracts at December 31, 2004 by $1.4 million.

     We have firm-price purchase commitments with some of our copper suppliers under which we agree to buy copper at a price set in advance of the actual delivery of that copper to us. Under these arrangements, we assume the risk of a price decrease in the market price of copper between the time this price is fixed, and the time the copper is delivered. In order to reduce our market exposure to price decreases, at the time we enter into a firm-price purchase commitment, we also often enter into commodity forward contracts to sell a like amount of copper at the then-current price for delivery to the counter party at a later date. We account for these transactions as cash flow hedges under SFAS 133. At December 31, 2004, we had entered into contracts hedging the raw material requirements for committed future purchases through March 2005 having an aggregate notional value of $26.1 million. At December 31, 2003, we had entered into contracts hedging the raw material requirements for committed future purchases through February 2004 having an aggregate notional value of $5.5 million. The fair value of these derivative liabilities is recognized in accrued liabilities in the Consolidated Balance Sheet. For fiscal year 2004, the ineffectiveness associated with this type of cash flow hedge was an insignificant gain. The hedge ineffectiveness was recognized in the consolidated statement of operations under cost of goods sold. At December 31, 2004 and 2003, the net deferred amount recognized in accumulated other comprehensive loss was a net loss of $0.9 million and $0.5 million, respectively. The Company expects $0.9 million of this loss to be transferred out of accumulated other comprehensive loss and recognized in earnings over the next 3 months. A 10% increase in commodity prices would further increase the loss on the outstanding contracts at December 31, 2004 by another $2.7 million.

     We have entered into commodity forward contracts to sell copper having an aggregate notional value of $64.1 million at December 31, 2004 in order to hedge or protect the value of the copper carried in our inventory from price decreases. At December 31, 2003, we had entered into commodity forward contracts to sell copper having an aggregate notional value of $32.7 million. During 2003 and the first three quarters of 2004, these forward contracts were not designated as hedges, and were marked to market each period, with the corresponding gains and losses recorded in cost of goods sold. Beginning in the fourth quarter of 2004, we began accounting for these forward contracts as fair value hedges under SFAS 133. The fair value of these derivative liabilities is recognized in accrued liabilities in the Consolidated Balance Sheet. For fiscal year 2004, the ineffectiveness associated with this type of fair value hedge was a net loss of $0.5 million. The hedge ineffectiveness was recognized in the consolidated statement of operations in cost of goods sold. The estimated fair value of the contracts outstanding based upon forward rates at December 31, 2004 was a net loss of approximately $1.8 million and $3.8 million at December 31, 2003. A 10% increase in commodity prices would further increase the estimated loss on the outstanding contracts by another $6.6 million at December 31, 2004.

     We have also entered into commodity futures contracts to purchase natural gas to reduce our risk of future price increases. We account for these transactions as cash flow hedges under SFAS 133. The fair value of these derivative assets is recognized in prepaid expenses and other assets in the Consolidated Balance Sheet. At December 31, 2004, we had commodity futures contracts to purchase natural gas for the period January 2005 through December 2006 with an aggregate notional amount of $11.9 million. As of December 31, 2003, we had commodity futures contracts to purchase natural gas for the period February 2004 through December 2004 with an aggregate notional amount of $6.0 million. For fiscal year 2004, there was no recognized ineffectiveness. At December 31, 2004 and 2003, the net deferred gain recognized in accumulated other comprehensive loss was a net gain of $0.1 million and $0.3 million, respectively. The Company expects $53 thousand of this net gain to be transferred out of accumulated other comprehensive loss and recognized in earnings over the next 12 months. The effect of a 10% decline in natural gas commodity prices at December 31, 2004 would result in the decline in value of the futures contracts of approximately $1.2 million.

Foreign Currency Risk

     Our foreign currency exposures relate primarily to changes in exchange rates among the U.S. dollar, Canadian dollar, Euro and British Pound Sterling. Some of our operations use foreign exchange forward contracts to hedge fixed purchase and sales commitments denominated in a foreign currency. We do not enter into forward exchange contracts for trading or speculative purposes. These forward contracts and the underlying hedged receivables and payables are carried at their fair values with any associated gains and losses recognized in current period earnings.

     As of December 31, 2004, we had forward exchange contracts outstanding to purchase foreign currency through December 2005 with an aggregate notional amount of $8.8 million. The amount of the impact of these hedges on the consolidated statement of operations for 2004 was a net gain of $0.8 million, and was recognized in the consolidated statement of operations under amortization and other, net. At December 31, 2004, the outstanding forward exchange contracts to purchase foreign currency had an unrealized net gain of $0.3 million. A 10% adverse change in quoted foreign currency exchange rates at December 31, 2004 would result in a decline in value of these forward exchange contracts by approximately $1.1 million. We also had forward exchange contracts outstanding to sell foreign currency at December 31, 2004 with an aggregate notional amount of $1.7 million. The amount of the impact of these hedges on the consolidated statement of operations for 2004 was a net loss of $0.1 million, and was recognized in the consolidated statement of operations under amortization and other, net. At December 31, 2004, the outstanding forward exchange contracts to sell foreign currency had an unrealized loss of $0.1 million. A 10% adverse change in quoted foreign currency exchange rates at December 31, 2004 would result in a decline in value of these forward exchange contracts by approximately $0.3 million.

     As of December 31, 2003, we had forward exchange contracts outstanding to purchase foreign currency with an aggregate notional amount of $11.4 million and to sell foreign currency with an aggregate notional amount of $0.9 million. As of December 31, 2003, we had an insignificant unrealized gain associated with these forward contracts. The potential loss in fair value for these forward contracts from a 10% adverse change in quoted foreign currency exchange rates would have been approximately $1.2 million.

Material Limitations

     The disclosures with respect to the above noted risks do not take into account the underlying commitments or anticipated transactions. If the underlying items were included in the analysis, the gains or losses on the forward contracts may be offset. Actual results will be determined by a number of factors that are not generally under our control and could vary significantly from those factors disclosed.

     We are exposed to credit losses in the event of nonperformance by counterparties on the above instruments, as well as credit or performance risk with respect to our hedged customers’ commitments. Although nonperformance is possible, we do not anticipate nonperformance by any of these parties.

Environmental Matters

     Our facilities and operations are subject to extensive environmental laws and regulations. During the year ended December 31, 2004, we spent approximately $0.2 million on environmental matters, which included remediation costs, monitoring costs, legal and other costs. We had a reserve of $1.0 million at December 31, 2004 for undiscounted environmental remediation costs which is reflected in our Consolidated Balance Sheet. We expect to spend approximately $2.1 million for capital expenditures for regulatory matters, relating to environmental, health and safety during 2005. Based upon currently available information, we believe that the costs of the environmental matters described below are not reasonably likely to have a material adverse effect on our business, financial condition or results of operations. However, actual costs related to environmental matters could differ materially from the amounts we estimated and accrued at December 31, 2004 and could result in additional exposure if these environmental matters are not resolved as anticipated.

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

     Part of the ground water contamination plume had previously been detected underneath a section of property not owned by us. Since December 2002, samples taken from the adjoining property indicate there are no longer detectable levels of chrome beyond our property. We believe that due to our remediation efforts, this plume has retracted and attenuated, and will continue to do so.

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

     The estimated remaining assessment, monitoring, remedial, legal and other costs related to the environmental matters at our Decatur, Alabama facility are $0.2 million as of December 31, 2004.

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

     The Tennessee Division has approved an interim corrective measures action plan. The interim corrective measures will use the dual phase extraction system. Installation of the system is expected to begin in April 2005, and be operational in July 2005. Based on recent testing efforts at the facility and available information, it is estimated that costs of between $0.8 million and $2.0 million will be incurred to complete the investigation and remediate this site.

Altoona, Pennsylvania

     On August 26, 1999, we entered our Altoona, Pennsylvania facility into the State of Pennsylvania Department of Environmental Protection Act II Program. This program addresses contamination issues related to closed hazardous waste lagoons and oil contamination of soil. The previous site owner closed the hazardous waste lagoons at this site in 1982. A Remedial Investigation/Feasibility Study (“RIFS”) was submitted to the Pennsylvania Department of Environmental Protection on April 20, 2004. Remaining costs which may be needed to complete the investigation phase of the program are estimated to be $2,000. No active remediation is anticipated at this site. However, we are still awaiting a response from the Pennsylvania Department of Environmental Protection to our RIFS.

Impact of Recently Issued Accounting Standards

     See Note 2, Summary of Significant Accounting Policies — Recent Accounting Pronouncements, of the Notes to Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     The information required by this item is contained in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On August 19, 2004, Ernst & Young LLP resigned as the registered public accounting firm of Wolverine.

     The reports of Ernst & Young LLP on Wolverine’s audited consolidated financial statements as of and for each of the years ended December 31, 2003 and December 31, 2002 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

     In connection with Ernst & Young LLP’s audits for the fiscal years ended December 31, 2003 and December 31, 2002, and during the subsequent interim period through August 19, 2004, Wolverine has had no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference to the subject matter of the disagreement in their report on Wolverine’s consolidated financial statements for such periods. In addition, during the fiscal years ended December 31, 2002 and 2003, and through August 19, 2004, there have been no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

     Wolverine provided Ernst & Young LLP with a copy of the foregoing disclosures in connection with the filing of Wolverine’s Current Report on Form 8-K/A on August 25, 2004. A copy of Ernst & Young LLP’s letter addressed to the Securities and Exchange Commission, dated August 25, 2004, stating its agreement with such disclosures is attached as Exhibit 16.1 to that Current Report, as well as this Annual Report.

     Also on August 19, 2004, Wolverine engaged KPMG LLP as its registered public accounting firm. Wolverine’s decision to engage KPMG LLP was approved by its audit committee and its board of directors. During the fiscal years ended December 31, 2002 and 2003, and through August 19, 2004, Wolverine has not consulted with KPMG LLP regarding either (i) the application of accounting principles to a proposed or completed specified transaction or the type of audit opinion that might be rendered on Wolverine’s consolidated financial statements, or (ii) any matter that was either the subject of a disagreement as described in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of management, including our Chief Executive Officer, Dennis J. Horowitz, and our Chief Financial Officer, James E. Deason, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, Messrs. Horowitz and Deason have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

     Based upon the evaluation performed by our management, which was conducted with the participation of Messrs. Horowitz and Deason, there has been no change in our internal control over financial reporting during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of Messrs. Horowitz and Deason, assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, management used the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our management concluded that, as of December 31, 2004, our internal control over financial reporting was effective. Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting, which report is included herein.

Item 9B. Other Information

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by this item with respect to our directors, audit committee, and our audit committee financial experts is incorporated by reference from the information under the caption “Election of Directors” contained in our definitive proxy statement for the 2005 Annual Meeting of Stockholders. The required information concerning our executive officers is contained in Part I of this report. The required information concerning our adoption of a code of ethics that applies to our chief executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and the availability of this code of ethics upon written request is contained in “Part I — Item 1. Business — General” of this report.

     The required information concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement for the 2005 Annual Meeting of Stockholders.

Item 11. Executive Compensation

     The information required by this item is incorporated by reference from the information under the captions “Executive Compensation” and “Company Stock Price Performance” in our definitive proxy statement for the 2005 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required by this item is incorporated by reference from the information under the caption “Stock Ownership of Certain Beneficial Owners and Management” and “Executive Compensation — Equity Compensation Plan Information” in our definitive proxy statement for the 2005 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

     The information required by this item is incorporated by reference from the information contained under the caption “Executive Compensation — Certain Relationships and Related Transactions” in our definitive proxy statement for the 2005 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

     The information required by this item is incorporated by reference from the information under the caption “Ratification of Appointment of Independent Auditors — Principal Accounting Firm Fees” and “Ratification of Appointment of Independent Auditors – Audit Committee’s Pre-Approval Policies and Procedures” contained in our definitive proxy statement for the 2005 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Index to exhibits, financial statements and schedules.

(1)	The following consolidated financial statements and reports are included beginning on page F-1 hereof:

Consolidated Statements of Operations — For the years ended December 31, 2004, 2003, and 2002.

Consolidated Balance Sheets — December 31, 2004 and 2003.

Consolidated Statements of Stockholders’ Equity — For the years ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Cash Flows — For the years ended December 31, 2004, 2003 and 2002.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm.

(2)	The following consolidated financial statement schedule of the Company is included on page S-1 hereof:

SCHEDULE II Valuation and Qualifying Accounts

All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

(3)	Exhibits required by Item 601 of Regulation S-K:

                    The following exhibits are included in this Form 10-K:

Exhibit No.	Description
10.47	Ninth Amendment and Agreement to Consignment and Forward Contracts Agreement dated as of January 13, 2005, among the Company, certain of the Company’s subsidiaries and Bank of America Precious Metals, Inc. (as successor to Fleet Precious Metals, Inc.)

21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

Exhibit No.	Description
23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The following exhibits are incorporated by reference:

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Company, as amended through May 1, 1998 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 4, 1998).

3.2	Secretary’s Certificate, dated February 6, 2004, attached to a complete copy of the Bylaws of the Company, as amended May 22, 1997 (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2003).

4.1	Rights Agreement, dated as of February 13, 1996, between the Company and Society National Bank, as Rights Agent (incorporated by reference to Exhibit 4.0 to the Company’s Registration Statement on Form 8-A, filed on February 22, 1996).

4.2	Indenture, dated as of August 4, 1998, among the Company, certain of the Company’s subsidiaries and Wachovia Bank, N.A. (successor to First Union National Bank) as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 4, 1998).

4.3	Indenture, dated as of March 27, 2002, among the Company, certain of the Company’s subsidiaries and Wachovia Bank, N.A. (successor to First Union National Bank), as Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2001).

10.1	Credit Agreement, dated as of March 27, 2002, among the Company, certain of the Company’s subsidiaries, the lenders named therein, Wachovia Bank, N.A. as Administrative Agent and Congress Financial Corporation (Canada), as Canadian Agent (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2001).

Exhibit No.	Description
10.2	Amendment No. 1 to Credit Agreement, dated as of September 27, 2002, by and among the Company, certain of the Company’s subsidiaries, the lenders named therein, Wachovia Bank, N.A. as Administrative Agent and Congress Financial Corporation (Canada), as Canadian Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 29, 2002).

10.3	Amendment No. 2 to Credit Agreement, dated as of March 25, 2003, by and among the Company, certain of the Company’s subsidiaries, the lenders named therein, Wachovia Bank, N.A. as Administrative Agent and Congress Financial Corporation (Canada), as Canadian Agent (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).

10.4	Amendment No. 3 to Credit Agreement, dated as of September 28, 2003, by and among the Company, certain of the Company’s subsidiaries, the lenders named therein, Wachovia Bank, N.A. as Administrative Agent and Congress Financial Corporation (Canada), as Canadian Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 28, 2003).

10.5	Amendment No. 4 to Credit Agreement, dated as of March 31, 2004, by and among the Company, certain of the Company’s subsidiaries, the lenders named therein, Wachovia Bank, N.A. as Administrative Agent and Congress Financial Corporation (Canada), as Canadian Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended April 4, 2004).

10.6	Amendment No. 5 to Credit Agreement, dated as of September 27, 2004, by and among the Company, certain of the Company’s subsidiaries, the lenders named therein, Wachovia Bank, N.A. as Administrative Agent and Congress Financial Corporation (Canada), as Canadian Agent (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended October 3, 2004).

10.7	Amendment No. 6 to Credit Agreement, dated as of February 23, 2005, by and among the Company, certain of the Company’s subsidiaries, the lenders named therein, Wachovia Bank, N.A. as Administrative Agent and Congress Financial Corporation (Canada), as Canadian Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 1, 2005).

10.8	Pledge Agreement, dated as of March 27, 2002, by and among the Company, certain of the Company’s subsidiaries and Wachovia Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on June 24, 2004).

10.9	First Amendment to Pledge Agreement, dated as of August 30, 2002, by and among the Company, certain of the Company’s subsidiaries and Wachovia Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 29, 2002).

Exhibit No.	Description
10.10	Joinder Agreement, dated as of September 27, 2002, by and among Wolverine Joining Technologies, LLC, Small Tube Manufacturing, LLC, Wolverine Finance, LLC, the Company and Wachovia Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 29, 2002).

10.11	Consignment, Forward Contracts and Trading Line Agreement, dated as of March 28, 2001, among the Company, certain of the Company’s subsidiaries and Bank of America Precious Metals, Inc., as successor to Fleet Precious Metals, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended April 4, 2004).

10.12	First Amendment and Agreement, and Limited Waiver, to Consignment, Forward Contracts and Trading Line Agreement, dated as of August 8, 2001, among the Company, certain of the Company’s subsidiaries and Bank of America Precious Metals, Inc., as successor to Fleet Precious Metals, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended April 4, 2004).

10.13	Second Amendment and Agreement to Consignment, Forward Contracts and Trading Line Agreement, dated as of April 16, 2002, among the Company, certain of the Company’s subsidiaries and Bank of America Precious Metals, Inc., as successor to Fleet Precious Metals, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended April 4, 2004).

10.14	Third Amendment and Agreement to Consignment, Forward Contracts and Trading Line Agreement, dated as of October 1, 2002, among the Company, certain of the Company’s subsidiaries and Bank of America Precious Metals, Inc., as successor to Fleet Precious Metals, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended April 4, 2004).

10.15	Fourth Amendment and Agreement to Consignment, Forward Contracts and Trading Line Agreement, dated as of March 27, 2003, among the Company, certain of the Company’s subsidiaries and Bank of America Precious Metals, Inc., as successor to Fleet Precious Metals, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended April 4, 2004).

10.16	Fifth Amendment and Agreement to Consignment, Forward Contracts and Trading Line Agreement, dated as of September 28, 2003, among the Company, certain of the Company’s subsidiaries and Bank of America Precious Metals, Inc., as successor to Fleet Precious Metals, Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended April 4, 2004).

Exhibit No.	Description
10.17	Sixth Amendment and Agreement to Consignment, Forward Contracts and Trading Line Agreement, dated as of December 31, 2003, among the Company, certain of the Company’s subsidiaries and Bank of America Precious Metals, Inc., as successor to Fleet Precious Metals, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended April 4, 2004).

10.18	Seventh Amendment and Agreement to Consignment and Forward Contracts Agreement, dated as of March 31, 2004, among the Company, certain of the Company’s subsidiaries and Bank of America Precious Metals, Inc., as successor to Fleet Precious Metals, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended April 4, 2004).

10.19	Eighth Amendment and Agreement to Consignment and Forward Contracts Agreement, dated as of September 29, 2004, among the Company, certain of the Company’s subsidiaries and Bank of America Precious Metals, Inc., as successor to Fleet Precious Metals, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2004).

10.20*	Wolverine Tube, Inc. 1993 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 33-65148)).

10.21*	Form of Non-Qualified Option Agreement under the Wolverine Tube, Inc. 1993 Equity Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 1994).

10.22*	1993 Stock Option Plan for Outside Directors of Wolverine Tube, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 33-65148)).

10.23*	Amendment One to Amended and Restated 1993 Stock Option Plan for Outside Directors of Wolverine Tube, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2001).

10.24*	2001 Stock Option Plan for Outside Directors of Wolverine Tube, Inc. (incorporated by reference to Appendix B to the Company’s Proxy Statement dated April 12, 2001).

10.25*	Form of Non-Qualified Option Agreement under the Company’s 1993 Stock Option Plan for Outside Directors and 2001 Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 3, 2004).

10.26*	Wolverine Tube, Inc. 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003).

10.27*	First Amendment to the Wolverine Tube, Inc. 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003).

Exhibit No.	Description
10.28*	Form of Non-Qualified Option Agreement under the Wolverine Tube, Inc. 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended October 3, 2004).

10.29*	Form of Restricted Stock Agreement under the Wolverine Tube, Inc. 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended October 3, 2004).

10.30*	Form of SAR Agreement under the Wolverine Tube, Inc. 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended October 3, 2004).

10.31*	Wolverine Tube, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended April 3, 1999).

10.32*	Wolverine Tube, Inc. 2003 Annual Performance Incentive Plan (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).

10.33*	Wolverine Tube, Inc. Supplemental Benefit Restoration Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.34*	Wolverine Tube, Inc. 2002 Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.35*	2002 Change in Control, Severance and Non-Competition Agreement, dated as of July 12, 2002, by and between the Company and Dennis J. Horowitz (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.36*	2002 Change in Control, Severance and Non-Competition Agreement, dated as of July 12, 2002, by and between the Company and James E. Deason (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.37*	2002 Change in Control, Severance and Non-Competition Agreement, dated as of July 12, 2002, by and between the Company and Johann R. Manning, Jr. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.38*	2002 Change in Control, Severance and Non-Competition Agreement, dated as of July 12, 2002, by and between the Company and Keith Weil (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.39*	2002 Change in Control, Severance and Non-Competition Agreement, dated as of July 12, 2002, by and between the Company and Massoud Neshan (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).

Exhibit No.	Description
10.40*	2004 Change in Control, Severance and Non-Competition Agreement, dated as of December 1, 2004, by and between the Company and Thomas Sabol (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 1, 2004).

10.41*	Deferred Compensation Trust Agreement, dated February 13, 2001, by and between the Company and AmSouth Bank, as Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2003).

10.42*	Amendment Number One to Deferred Compensation Trust Agreement, dated May 7, 2003, by and between the Company and AmSouth Bank, as Trustee (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2003).

10.43*	Consultant Agreement, dated as of February 10, 2005, by and between the Company and James E. Deason (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 16, 2005).

10.44	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the period ended December 31, 1994).

10.45	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 16, 2005).

10.46	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 16, 2005).

16.1	Letter, dated August 25, 2004, to Securities and Exchange Commission from Ernst & Young LLP (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K/A filed on August 25, 2004).

18.1	Letter, dated March 11, 2002, from Ernst & Young LLP regarding preference of a change in method of accounting for inventories (incorporated by reference to Exhibit 18.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2001).

*	Management contract or compensatory plan or arrangement.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Huntsville, State of Alabama, on the 11th day of March 2005.

WOLVERINE TUBE, INC.

By:	/s/ James E. Deason

Name: James E. Deason
Title: Executive Vice President, Chief Financial Officer, Secretary and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Dennis J. Horowitz	Chairman, Chief	March 11, 2005
Executive Officer and Director
	Dennis J. Horowitz	(Principal Executive Officer)

By:	/s/ James E. Deason	Executive Vice President, Chief	March 11, 2005
Financial Officer, Secretary and
	James E. Deason	Director (Principal Financial Officer
and Principal Accounting Officer)

By:	/s/ Jan K. Ver Hagen	Director	March 11, 2005

Jan K. Ver Hagen

By:	/s/ W. Barnes Hauptfuhrer	Director	March 11, 2005

W. Barnes Hauptfuhrer

By:	/s/ Thomas P. Evans	Director	March 11, 2005

Thomas P. Evans

By:	/s/ John L. Duncan	Director	March 11, 2005

John L. Duncan

By:	/s/ Chris A. Davis	Director	March 11, 2005

Chris A. Davis

By:	/s/ Gail O. Neuman	Director	March 11, 2005

Gail O. Neuman

Wolverine Tube, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year ended December 31,
	2004	2003	2002
(In thousands except per share amounts)
Net sales	$797,875	$596,324	$550,523
Cost of goods sold	734,194	555,498	492,082

Gross profit	63,681	40,826	58,441
Selling, general and administrative expenses	37,259	32,103	30,616
Restructuring and other charges	2,536	15,057	—

Operating income/(loss) from continuing operations	23,886	(6,334)	27,825
Other expense/(income):
Interest expense, net	20,860	21,218	19,681
(Gain)/loss on extinguishment of debt	3,009	—	(1,349)
Amortization and other, net	1,261	1,856	1,008
Goodwill impairment	—	23,153	—

Income/(loss) from continuing operations before income taxes	(1,244)	(52,561)	8,485
Income tax provision /(benefit)	(1,888)	(13,577)	1,315

Income/(loss) from continuing operations	644	(38,984)	7,170
Loss from discontinued operations, net of income tax benefit of ($0.1) million, ($0.8) million and ($0.9) million for 2004, 2003 and 2002, respectively	(262)	(1,637)	(1,610)

Net income/(loss)	382	(40,621)	5,560
Less preferred stock dividends	—	—	(58)

Net income/(loss) applicable to common shares	$382	$(40,621)	$5,502

Income/(loss) per common share—basic:

Continuing operations	$0.05	$(3.18)	$0.58
Discontinued operations	(0.02)	(0.13)	(0.13)

Net income/(loss) per common share—basic	$0.03	$(3.31)	$0.45

Basic weighted average number of common shares	13,650	12,275	12,231

Income/(loss) per common share—diluted:

Continuing operations	$0.05	$(3.18)	$0.58
Discontinued operations	(0.02)	(0.13)	(0.13)

Net income/(loss) per common share—diluted	$0.03	$(3.31)	$0.45

Diluted weighted average number of common and common equivalent shares	13,992	12,275	12,362

The accompanying notes are an integral part of the consolidated financial statements.

Wolverine Tube, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2004	2003
(In thousands except share and per share amounts)
Assets
Current assets
Cash and equivalents	$35,017	$46,089
Accounts receivable, net	93,964	86,825
Inventories	151,979	108,005
Prepaid expenses and other	6,905	7,201
Deferred taxes, current	7,707	5,581

Total current assets	295,572	253,701

Property, plant and equipment, net	194,966	198,542
Deferred charges, net	11,892	14,770
Deferred income taxes, non-current	1,008	—
Goodwill, net	77,312	77,159
Assets held for sale	1,147	4,797
Investments	5,561	4,289

Total assets	$587,458	$553,258

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$59,912	$47,503
Accrued liabilities	32,476	29,787
Short-term borrowings	1,219	1,502

Total current liabilities	93,607	78,792

Deferred income taxes	—	359
Long-term debt	237,022	254,284
Pension liabilities	27,915	22,316
Postretirement benefit obligation	18,422	16,995
Accrued environmental remediation	990	1,161

Total liabilities	377,956	373,907

Stockholders’ equity
Common Stock, par value $0.01 per share; 40,000,000 shares authorized, 14,927,577 and 14,344,806 shares issued as of December 31, 2004 and 2003, respectively	149	143
Additional paid-in capital	90,571	103,339
Retained earnings	124,350	123,926
Unearned compensation	(309)	(172)
Accumulated other comprehensive loss, net	(5,259)	(10,510)
Treasury stock, at cost 2,063,800 shares as of December 31, 2003	—	(37,375)

Total stockholders’ equity	209,502	179,351

Total liabilities and stockholders’ equity	$587,458	$553,258

The accompanying notes are an integral part of the consolidated financial statements.

Wolverine Tube, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

								Accumu-
								lated Other
	Redeemable				Additional		Unearned	Comprehensive		Total
(In thousands except number of	Preferred Stock		Common Stock		Paid-In	Retained	Compen-	Income	Treasury	Stock-holders’
shares)	Shares	Amount	Shares	Amount	Capital	Earnings	sation	(Loss)	Stock	Equity
Balance at December 31, 2001	20,000	$2,000	14,276,831	$143	$103,759	$159,045	$(165)	$(21,898)	$(39,472)	$201,412
Net income	—	—	—	—	—	5,560	—	—	—	5,560
Translation adjustments	—	—	—	—	—	—	—	2,201	—	2,201
Change in fair value of derivatives and reclassification adjustments, net of tax of $884	—	—	—	—	—	—	—	1,641	—	1,641
Minimum pension liability, net of tax benefit of $7,166	—	—	—	—	—	—	—	(11,535)	—	(11,535)

Comprehensive loss										(2,133)
Common Stock issued	—	—	49,408	—	89	—	—	—	—	89
Tax benefit from stock options exercised	—	—	—	—	39	—	—	—	—	39
Redemption of preferred stock	(20,000)	(2,000)	—	—	(1,097)	—	—	—	2,097	1,000
Preferred stock dividends	—	—	—	—	—	(58)	—	—	—	(58)
Issuance of restricted stock award and amortization of unearned compensation	—	—	—	—	423	—	(137)	—	—	286

Balance at December 31, 2002	—	—	14,326,239	143	103,213	164,547	(302)	(29,591)	(37,375)	200,635

Net loss	—	—	—	—	—	(40,621)	—	—	—	(40,621)
Translation adjustments	—	—	—	—	—	—	—	17,383	—	17,383
Change in fair value of derivatives and reclassification adjustments, net of tax of $1,032	—	—	—	—	—	—	—	1,918	—	1,918
Minimum pension liability, net of tax benefit of $132	—	—	—	—	—	—	—	(220)	—	(220)

Comprehensive loss										(21,540)
Issuance of restricted stock award and amortization of unearned compensation	—	—	18,567	—	126	—	130	—	—	256

Balance at December 31, 2003	—	—	14,344,806	143	103,339	123,926	(172)	(10,510)	(37,375)	179,351

Net income	—	—	—	—	—	382	—	—	—	382
Translation adjustments	—	—	—	—	—	1	—	7,565	—	7,566
Change in fair value of derivatives and reclassification adjustments, net of tax of $118	—	—	—	—	—	—	—	(1,433)	—	(1,433)
Minimum pension liability, net of tax expense of $454	—	—	—	—	—	—	—	(881)	—	(881)

Comprehensive loss										5,634
Common stock issued	—	—	2,450,000	25	22,808	—	—	—	—	22,833
Retirement of treasury stock	—	—	(2,063,800)	(21)	(37,354)	—	—	—	37,375	–
Exercise of non-qualified stock options	—	—	155,482	2	1,314	—	—	—	—	1,316
Issuance of restricted stock award and amortization of unearned compensation	—	—	41,089	—	464	—	(137)	—	—	327
Other	—	—	—	—	—	41	—	—	—	41

Balance at December 31, 2004	—	$—	14,927,577	$149	$90,571	$124,350	$(309)	$(5,259)	$—	$209,502

The accompanying notes are an integral part of these consolidated financial statements.

Wolverine Tube, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
(In thousands)	2004	2003	2002
Operating Activities
Income/(loss) from continuing operations	$644	$(38,984)	$7,170
Adjustments to reconcile income/(loss) from continuing operations to net cash provided by operating activities:
Depreciation	15,862	17,443	17,060
Amortization	1,545	1,566	1,356
Deferred income taxes	(4,954)	(12,541)	(937)
Non-cash portion of restructuring and other charges	1,665	12,016	—
Goodwill impairment	—	23,153	—
Loss/(gain) on retirement of Senior Notes	3,009	—	(1,349)
Other non-cash items	156	366	627
Changes in operating assets and liabilities:
Accounts receivable, net	(5,499)	(17,202)	797
Inventories	(41,668)	(8,751)	10,564
Refundable income taxes	838	9,077	(15)
Prepaid expenses and other	1,713	(1,200)	(2,078)
Accounts payable	11,714	4,334	(702)
Accrued liabilities, including pension, postretirement benefit and environmental	6,333	10,972	8,943

Net cash provided by/(used for) operating activities	(8,642)	249	41,436

Investing Activities
Additions to property, plant and equipment	(11,302)	(5,969)	(7,747)
Sale of Roxboro, NC facility	2,500	—	—
Investment in rabbi trust	—	(4,289)	—
Other	82	12	—

Net cash used for investing activities	(8,720)	(10,246)	(7,747)

Financing Activities
Financing fees and expenses paid	(151)	(52)	(8,687)
Net borrowings from /(repayments of) revolving credit facilities	1,009	(1,122)	(98,372)
Proceeds from issuance of Senior Notes	—	—	118,546
Retirement of Senior Notes	(20,510)	—	(13,901)
Principal borrowing on long-term debt	—	—	2,021
Issuance of common stock	24,164	—	89
Redemption of preferred stock	—	—	(1,000)
Dividends paid on preferred stock	—	—	(58)
Other financing activities	(346)	(6)	—

Net cash provided by/(used for) financing activities	4,166	(1,180)	(1,362)
Effect of exchange rate on cash and equivalents	2,386	2,645	874

Net cash provided by/(used for) continuing operations	(10,810)	(8,532)	33,201
Net cash provided by/(used for) discontinued operations	(262)	701	(2,020)

Net increase/(decrease) in cash and equivalents	(11,072)	(7,831)	31,181
Cash and equivalents at beginning of year	46,089	53,920	22,739

Cash and equivalents at end of year	$35,017	$46,089	$53,920

Supplemental disclosure of cash flow:
Interest paid	$21,549	$22,510	$19,074
Income taxes (refunded), net	$(173)	$(9,012)	($7,359)

The accompanying notes are an integral part of the consolidated financial statements.

Wolverine Tube, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Operations

     Wolverine Tube, Inc. (“Wolverine”) manufactures and distributes copper and copper alloy tubular products, fabricated and metal joining products, as well as rod and bar products. Our focus is developing and manufacturing high value added tubular products with superior heat transfer capabilities used in engineered applications. Our major customers’ headquarters are primarily in North America and include commercial and residential air conditioning and refrigeration equipment manufacturers, appliance manufacturers, automotive manufacturers, industrial equipment manufacturers, utilities and other power generating companies, refining and chemical processing companies and plumbing wholesalers.

2. Summary of Significant Accounting Policies

     The significant accounting policies followed by us are described below.

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Wolverine and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

Uses of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Revenue Recognition Policy

     Revenues are generally recognized when title to products transfer to an unaffiliated customer, and the product is shipped. Sales are made under normal terms and usually do not require collateral. Revenues are recorded net of estimated returns and allowances and volume discounts. The reserve for returns and allowances and volume discounts is calculated as a percentage of sales based on historical return and volume discount percentages.

Cash Equivalents

     We consider all highly liquid short-term investments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market value. Approximately $10.9 million and $2.5 million of cash included in cash on hand was restricted as of December 31, 2004 and 2003, respectively, and is not available for general corporate use.

Allowance for Doubtful Accounts

     Allowance for doubtful accounts ensure that trade receivables are not overstated due to issues of collectability. Bad debt reserves are established for certain customers based upon a variety of factors: including past due receivables, macroeconomic conditions, significant one-time events and historical experience. Specific reserves for individual accounts may be established due to customer’s inability to meet their financial obligations, such as in the case of bankruptcy filings or the deterioration in a customer’s operating results or financial position. As circumstances related to customers change, estimates of the recoverability of receivables are adjusted.

Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory costs include material, labor, and factory overhead. Our maintenance and operating supplies inventory is valued using various methods across our facilities to determine cost. Obsolete or unsaleable inventories are reflected at their estimated net realizable values.

     Total inventories in 2004 and 2003 included the following classifications (in thousands):

	2004	2003
(In thousands)
Finished products	$61,376	$34,082
Work-in-process	35,920	27,484
Raw materials	27,653	17,083
Supplies	27,030	29,356

Totals	$151,979	$108,005

Property, Plant and Equipment

     Land, buildings and equipment are carried at cost. Expenditures for maintenance and repairs are charged directly against income, while major renewals/betterments are capitalized. When properties are retired or otherwise disposed of, the original cost and accumulated depreciation are removed from the respective accounts, and the profit or loss resulting from the disposal is reflected in income. Depreciation is provided over the estimated useful lives of the assets, generally on the straight-line method for financial reporting purposes (furniture and fixtures 2 – 9 years, software 3 -5 years, tooling 3 – 10 years, buildings and improvements 3 – 39 years and machinery and equipment 5 – 30 years), and on accelerated methods for tax purposes. Assets with a useful life of greater than one year, and whose productive capacity has physical substance and provides future benefits that are easily measurable are capitalized.

Impairment of Long-Lived Assets

     Impairments of long-lived assets are recognized under the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets. When facts and circumstances indicate that long-lived assets used in operations may be impaired, and the undiscounted cash flows estimated to be generated from those assets are less than their carrying values, an impairment charge is recorded equal to the excess of the carrying value over fair value. Long-lived assets held for disposal are valued at the lower of the carrying amount or estimated fair value less cost to sell.

Employment Related Benefits

     Employment-related benefits associated with pensions and postretirement health care are expensed as actuarially determined. The recognition of expense is impacted by estimates made by management, such as discount rates used to value certain liabilities, investment rates of return, increases in future wage amounts and future health care costs. The Company uses third-party specialists to assist management in appropriately measuring the expense and liabilities associated with employment-related benefits.

Income Taxes

     Under Statement of Financial Accounting Standard No. 109 (“SFAS 109”), Accounting for Income Taxes, deferred tax liabilities and assets are recorded for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. Property, plant and equipment, inventories, prepaid pension, postretirement benefit obligations, and certain other accrued liabilities are the primary sources of these temporary differences. Deferred income tax also includes operating loss and tax credit carryforwards.

Goodwill

     Goodwill is evaluated utilizing Statement of Financial Accounting Standard No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets. Under this statement, goodwill is presumed to have an indefinite useful life and, thus, is not amortized, but tested no less than annually for impairment using a lower of cost or fair value approach. Goodwill had been amortized through 2001. We ceased the amortization of goodwill at the beginning of 2002, as required by SFAS 142.

     During the third quarter of 2003, we conducted a goodwill impairment review, and computed updated valuations for each reporting unit using a discounted cash flow approach based on forward-looking information regarding market share, revenues and costs. The valuation used a 3% to 5% long-term growth rate, a discount rate of 14% and consisted of two reporting units, The Tube Group and The Fabricated Products Group. The Tube Group includes the Decatur, AL; Shawnee, OK; Jackson, TN; Booneville, MS; Montreal, Quebec, Canada; London, Ontario, Canada; Shanghai, China and Esposende, Portugal facilities for which we had $23.2 million of goodwill. The Fabricated Products Group includes the Altoona, PA; Carrollton, TX; Warwick, RI; Ardmore, TN and Apeldorn, The Netherlands facilities for which we have $77.2 million of goodwill.

     Based on the results of this 2003 review, the fair value of The Tube Group reporting unit was less than its carrying value, and a goodwill impairment charge of $23.2 million was recorded in the third quarter of 2003. The decrease in value was primarily the result of decreasing the long-term growth rate from 4% to 3%, a reduction in the projection of future profitability and an increase in the discount rate from 12% to 14%. The fair value of The Fabricated Products Group reporting unit exceeded its carrying value in 2003, and thus, no impairment charge was recorded.

     During 2004, we conducted the required annual goodwill impairment review, and based upon the results of this review, determined that there is no impairment of goodwill for 2004. If we are unable to achieve our estimated growth rates and profit projections, if interest rates increase or if our other estimates or assumptions change in the future, we may be required to record impairment charges in the future.

     At December 31, 2004 and 2003, we had $77.3 million and $77.2 million of goodwill, net of $10.7 million and $10.6 million, respectively, of accumulated amortization.

Investments

     We hold a portfolio of marketable debt securities in a rabbi trust to partially fund benefit obligations to certain executives under our Supplemental Executive Retirement Plan (“SERP”). We mark these securities to market through income. Realized and unrealized gains and losses on these securities, which are designated as trading assets, have not been significant.

Earnings/(Loss) Per Common Share

     Basic earnings/(loss) per share were computed by dividing net income/(loss) by the weighted average number of common shares outstanding. Where applicable, diluted earnings/(loss) per share were calculated by including the effect of all dilutive securities, including stock options and unvested restricted stock. To the extent that stock options and unvested restricted stock are anti-dilutive, they are excluded from the calculation of diluted earnings/(loss) per share.

Derivatives and Hedging Activities

     Our earnings and cash flows are subject to fluctuations due to changes in commodity prices, foreign currency exchange rates and interest rates. We use derivative financial instruments to manage commodity prices, foreign currency exchange rates and interest rate exposures, though not for speculative purposes. Derivatives used are primarily commodity forward contracts, foreign currency forward contracts and interest rate swaps.

     We apply the provisions of Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standard No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and by Statement of Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, (collectively referred to as “SFAS 133”), for most of the Company’s derivatives. Some of our derivatives are designated as either a hedge of a recognized asset or liability or an unrecognized firm commitment (fair value hedge), or a hedge of a forecasted transaction (cash flow hedge). For fair value hedges, both the effective and ineffective portion of the changes in the fair value of the derivative, along with any gain or loss on the hedged item that is attributable to the hedged risk, are recorded directly to earnings. The effective portion of changes in fair value of derivatives that are designated as cash flow hedges are recorded in accumulated other comprehensive income, until the hedged item is realized, when the gain/(loss) previously included in accumulated other comprehensive income is recognized in earnings. Our foreign currency hedges are accounted for under Statement of Financial Accounting Standard No. 52 (“SFAS 52”), Foreign Currency Translation.

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

     The following table summarizes fair value information for our financial instruments:

	2004	2004	2003	2003
Assets/(liabilities)	Carrying value	Fair value	Carrying value	Fair value
(In thousands)
Investments in Rabbi Trust (trading portfolio)	$4,316	$4,316	$4,289	$4,289
Senior Notes	(235,318)	(243,729)	(253,549)	(246,900)
Other debt	(3,469)	(3,469)	(2,679)	(2,679)
Interest rate swap	(653)	(653)	(442)	(442)
Foreign currency exchange contracts	225	225	5	5
Commodity forward contracts	(1,518)	(1,518)	(1,286)	(1,286)

Environmental Expenditures

     Environmental expenditures that pertain to our current operations and relate to future revenues are expensed or capitalized consistent with our capitalization policy. Expenditures that result from the remediation of an existing condition caused by past operations, and that do not contribute to future revenues, are expensed. Liabilities, which are undiscounted, are recognized for remedial activities when the cleanup is probable and the cost can be reasonably estimated.

Stock Options

     At December 31, 2004, we had stock-based employee and outside director compensation plans, which are described more fully in Note 19. We account for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations. No employee or outside director stock-based compensation cost is reflected in the statements of operations, as all options granted under those plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant.

     The following table illustrates the effect on net income/(loss) and earnings per share as if we had applied the fair value recognition provisions of Statement of Financial Accounting Standard No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, to our stock option compensation plans:

	2004	2003	2002
(In thousands, except per share amounts)
Net income/(loss) applicable to common shares, as reported	$382	$(40,621)	$5,502
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(494)	(825)	(2,246)

Pro forma net (loss) income applicable to common shares	$(112)	$(41,446)	$3,256

(Loss) earnings per share:
Basic – as reported	$0.03	$(3.31)	$0.45
Basic – pro forma	$(0.01)	$(3.38)	$0.27

Diluted – as reported	$0.03	$(3.31)	$0.45
Diluted – pro forma	$(0.01)	$(3.38)	$0.27

     The weighted average fair value of options granted during 2004 estimated on the date of grant using the Black-Scholes pricing model was $5.21. The fair value for these options was estimated at the date of grant using the following weighted average assumptions for 2004, 2003 and 2002, respectively: risk free interest rates of 3.42%, 2.98% and 3.67%; volatility factors of the expected market price of our Common Stock of 0.462, 0.432 and 0.385; and weighted average expected lives of the options of 4.4, 5.9 and 5.6 years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The effects of applying SFAS 123 for pro forma disclosure may not be representative of the effects on reported pro forma net income/(loss) in future years

Translation to U.S. Dollars

     Assets and liabilities denominated in foreign currency are translated to U.S. dollars at rates of exchange at the balance sheet date. Revenues and expenses are translated at average exchange rates during the period. Translation adjustments arising from changes in exchange rates are included in the accumulated other comprehensive loss component of stockholders’ equity. Realized exchange gains and losses are included in “Amortization and other, net” in the consolidated statements of operations. Foreign currency exchange losses were $0.2 million in 2004, $0.2 million in 2003 and zero in 2002.

Research and Development Costs

     Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The amounts charged to expense were $3.5 million in 2004, $2.9 million in 2003 and $3.1 million in 2002.

Recent Accounting Pronouncements

     In December 2004, Statement of Financial Accounting Standard No. 123R (“SFAS 123R”), Share-Based Payment, was issued. This statement amends SFAS 123, and requires companies to recognize in their financial statements the compensation cost relating to share-based payment transactions. The effective date of this standard is for interim and annual periods beginning after June 15, 2005.

     Historically, we have elected to follow the intrinsic value method in accounting for employee stock options as prescribed under APB 25, and its related interpretations, under which no compensation cost has been recognized. Upon the adoption of SFAS No. 123R, we will be required to recognize in income the cost of employee services received in exchange for equity instruments granted as measured at grant-date fair value. The cost of the options granted would be recognized over the requisite service period, normally the vesting period. We have not yet determined the effects of adopting SFAS 123R, and have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123, or whether they will be material to the consolidated financial statements.

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 153 (“SFAS 153”), Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29. SFAS 153 eliminates the exception to fair value accounting for exchanges of similar productive assets contained in Accounting Principles Board Opinion No. 29 (“APB 29”), and replaces it with a general exception for exchange transactions that do not have commercial substance. The exception in APB 29 required certain nonmonetary asset exchanges to be recorded on a carryover basis with no gain/loss recognition. Under SFAS 153, exchange transactions with commercial substance are required to be accounted for at fair value with gain/loss recognition on assets surrendered in exchange transactions. The Company will be required to adopt SFAS 153 on July 1, 2005, and believes the adoption of this standard will not have a material impact on its consolidated financial statements.

     In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 151 (“SFAS 151”), Inventory Costs, an amendment of ARB No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS 151 requires that these costs be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company will adopt SFAS 151 on January 1, 2006. and has not yet evaluated what effects the adoption of SFAS 151, if any, will have on its consolidated financial statements.

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was enacted. The law provides, among other things, prescription drug benefit coverage for Medicare-eligible retirees beginning in 2006, and includes federal subsidies for employers who provide prescription drug coverage to retirees that is actuarially equivalent (or better) than the new Medicare prescription drug benefit. Employers whose retiree prescription drug plans are actuarially equivalent to the new Medicare prescription coverage may be eligible for tax-free reimbursements of 28% for a portion of the drug costs of retirees who do not take the Medicare drug benefit. On May 19, 2004, the FASB released FASB Staff Position (FSP) No. FAS 106-2, which provides guidance on the accounting and disclosure requirements related to the new law, and is effective for financial reporting periods beginning after June 15, 2004. We believe that our prescription drug coverage for retirees is not actuarially equivalent to the new Medicare prescription drug benefit and, thus, have not recognized any impact of the 28% subsidy in 2004. The effect of any reduction in prescription drug benefit cost for 2006 as a result of the new Medicare provision will not significantly change our cost of retiree prescription drug coverage. We believe that effects of the new law, including the subsidy, are not a “significant event” under SFAS 106.

3. Discontinued Operations

     During the year ended December 31, 2001, we discontinued the operations of Wolverine Ratcliffs, Inc. (“WRI”), which was previously included in the rod, bar and other products segment. Operating results of the discontinued WRI operations for 2004, 2003 and 2002, in excess of the previous provision for losses recorded in the fourth quarter of 2001, are as follows:

	2004	2003	2002
(In thousands)
Net sales	$—	$—	$12,063

Loss before income tax benefit	$(389)	$(2,406)	$(2,546)
Income tax benefit	(127)	(769)	(936)

Net loss	$(262)	$(1,637)	$(1,610)

     In the first quarter of 2004, the remainder of the equipment from WRI was sold for $0.8 million, leaving only real property valued at $1.1 million as assets held for sale (see Note 6). We do not believe that there are any material contingent liabilities related to discontinued operations, such as product or environmental liabilities or litigation, that are expected to remain with us after the disposal of the WRI operations.

     On September 21, 2004, we entered into a lease agreement commencing December 1, 2004 for the rental of approximately 36,000 square feet of this facility with a local manufacturing company. The lease is for a five-year term, and calls for escalating annual rental payments ranging from $4.98 per square foot to $5.48 per square foot (in US dollars as of December 31, 2004) over the term of the lease.

     On February 16, 2005, we entered into an agreement for the sale of the land and building with a value of $1.1 million U.S. dollars, which approximates the carrying value. The transaction is currently scheduled to close in May 2005.

4. Prepaid Expenses and Other

     Prepaid expenses and other are as follows at December 31:

	2004	2003
(In thousands)
Prepaid expenses	$5,684	$4,345
Other assets recording the fair value of hedging instruments	1,221	2,856

Totals	$6,905	$7,201

5. Derivatives

     In most cases, the price our customers pay for a product includes a metal charge that represents the market value of the copper used in that product as of the date we ship the product to the customer. However, as an accommodation to our customers, we often enter into fixed price commitments to purchase copper on their behalf in order to fix the price of copper in advance of shipment. We account for these transactions as cash flow hedges under SFAS 133. As of December 31, 2004, we had entered into contracts hedging the raw material requirements for committed and anticipated future customer sales through December 2006 having an aggregate notional value of $10.5 million. At December 31, 2003, we had entered into contracts hedging the raw material requirements for committed and anticipated future sales through December 2004 having an aggregate notional value of $20.6 million. The fair value of these derivative assets is recognized in prepaid expenses and other in the Consolidated Balance Sheet. For fiscal year 2004, the ineffectiveness associated with this type of cash flow hedge was insignificant. The hedge ineffectiveness was recognized in the consolidated statement of operations under cost of goods sold. At December 31, 2004 and 2003, the net deferred amount recognized in accumulated other comprehensive loss was a net gain of $1.1 million and $3.0 million, respectively. The Company expects $1.1 million of this gain to be transferred out of accumulated other comprehensive loss and recognized in earnings over the next 12 months. A 10% decline in commodity prices would reduce the estimated fair value of the outstanding contracts at December 31, 2004 by $1.4 million.

     We have firm-price purchase commitments with some of our copper suppliers under which we agree to buy copper at a price set in advance of the actual delivery of that copper to us. Under these arrangements, we assume the risk of a price decrease in the market price of copper between the time this price is fixed, and the time the copper is delivered. In order to reduce our market exposure to price decreases, at the time we enter into a firm-price purchase commitment, we also often enter into commodity forward contracts to sell a like amount of copper at the then-current price for delivery to the counter party at a later date. We account for these transactions as cash flow hedges under SFAS 133. At December 31, 2004, we had entered into contracts hedging the raw material requirements for committed future purchases through March 2005 having an aggregate notional value of $26.1 million. At December 31, 2003, we had entered into contracts hedging the raw material requirements for committed future purchases through February 2004 having an aggregate notional value of $5.5 million. The fair value of these derivative liabilities is recognized in accrued liabilities in the Consolidated Balance Sheet. For fiscal year 2004, the ineffectiveness associated with this type of cash flow hedge was an insignificant gain. The hedge ineffectiveness was recognized in the consolidated statement of operations under cost of goods sold. At December 31, 2004 and 2003, the net deferred amount recognized in accumulated other comprehensive loss was a net loss of $0.9 million and $0.5 million, respectively. The Company expects $0.9 million of this loss to be transferred out of accumulated other comprehensive loss and recognized in earnings over the next 3 months. A 10% increase in commodity prices would further increase the loss on the outstanding contracts at December 31, 2004 by another $2.7 million.

     We have entered into commodity forward contracts to sell copper having an aggregate notional value of $64.1 million at December 31, 2004 in order to hedge or protect the value of the copper carried in our inventory from price decreases. At December 31, 2003, we had entered into commodity forward contracts to sell copper having an aggregate notional value of $32.7 million. During 2003 and the first three quarters of 2004, these forward contracts were not designated as hedges, and were marked to market each period, with the corresponding gains and losses recorded in cost of goods sold. Beginning in the fourth quarter of 2004, we began accounting for these forward contracts as fair value hedges under SFAS 133. The fair value of these derivative liabilities is recognized in accrued liabilities in the Consolidated Balance Sheet. For fiscal year 2004, the ineffectiveness associated with this type of fair value hedge was a net loss of $0.5 million. The hedge ineffectiveness was recognized in the consolidated statement of operations in cost of goods sold. The estimated fair value of the contracts outstanding based upon forward rates at December 31, 2004 was a net loss of approximately $1.8 million and $3.8 million at December 31, 2003. A 10% increase in commodity prices would further increase the estimated loss on the outstanding contracts by another $6.6 million at December 31, 2004.

     We have also entered into commodity futures contracts to purchase natural gas to reduce our risk of future price increases. We account for these transactions as cash flow hedges under SFAS 133. The fair value of these derivative assets is recognized in prepaid expenses and other assets in the Consolidated Balance Sheet. At December 31, 2004, we had commodity futures contracts to purchase natural gas for the period January 2005 through December 2006 with an aggregate notional amount of $11.9 million. As of December 31, 2003, we had commodity futures contracts to purchase natural gas for the period February 2004 through December 2004 with an aggregate notional amount of $6.0 million. For fiscal year 2004, there was no recognized ineffectiveness. At December 31, 2004 and 2003, the net deferred gain recognized in accumulated other comprehensive loss was a net gain of $0.1 million and $0.3 million, respectively. The Company expects $53 thousand of this net gain to be transferred out of accumulated other comprehensive loss and recognized in earnings over the next 12 months. The effect of a 10% decline in natural gas commodity prices at December 31, 2004 would result in the decline in value of the futures contracts of approximately $1.2 million.

     Our foreign currency exposures relate primarily to changes in exchange rates among the U.S. dollar, Canadian dollar, Euro and British Pound Sterling. Some of our operations use foreign exchange forward contracts to hedge fixed purchase and sales commitments denominated in a foreign currency. We do not enter into forward exchange contracts for trading or speculative purposes. These forward contracts and the underlying hedged receivables and payables are carried at their fair values with any associated gains and losses recognized in current period earnings.

     As of December 31, 2004, we had forward exchange contracts outstanding to purchase foreign currency through December 2005 with an aggregate notional amount of $8.8 million. The amount of the impact of these hedges on the consolidated statement of operations for 2004 was a net gain of $0.8 million, and was recognized in the consolidated statement of operations under amortization and other, net. At December 31, 2004, the outstanding forward exchange contracts to purchase foreign currency had an unrealized net gain of $0.3 million. A 10% adverse change in quoted foreign currency exchange rates at December 31, 2004 would result in a decline in value of these forward exchange contracts by approximately $1.1 million. We also had forward exchange contracts outstanding to sell foreign currency at December 31, 2004 with an aggregate notional amount of $1.7 million. The amount of the impact of these hedges on the consolidated statement of operations for 2004 was a net loss of $0.1 million, and was recognized in the consolidated statement of operations under amortization and other, net. At December 31, 2004, the outstanding forward exchange contracts to sell foreign currency had an unrealized loss of $0.1 million. A 10% adverse change in quoted foreign currency exchange rates at December 31, 2004 would result in a decline in value of these forward exchange contracts by approximately $0.3 million.

     As of December 31, 2003, we had forward exchange contracts outstanding to purchase foreign currency with an aggregate notional amount of $11.4 million and to sell foreign currency with an aggregate notional amount of $0.9 million. As of December 31, 2003, we had an insignificant unrealized gain associated with these forward contracts. The potential loss in fair value for these forward contracts from a 10% adverse change in quoted foreign currency exchange rates would have been approximately $1.2 million.

     In October 2002, we completed an interest rate swap on $50.0 million notional amount of our 7.375% Senior Notes. The terms of the interest rate swap are a semi-annual payment date of February 1 and August 1, a floating rate option of the six-month LIBOR rate plus a spread of 3.76% and a termination date of August 1, 2008. The interest rate swap is accounted for as a fair value hedge and because the terms of the debt and the payments to be received on the swap coincide, the hedge is considered perfectly effective against the changes in the fair value of the debt over its term. As of December 31, 2004, the fair market value of the interest rate swap of $0.7 million was recorded in accrued liabilities (Note 9) with a corresponding decrease to the hedged debt. As of December 31, 2003, the fair value of the interest rate swap of $0.4 million was recorded as other liabilities with a corresponding decrease to the hedged debt. Interest payments are recognized through interest expense, and are made and received on the first day of each February and August, commencing February 1, 2003, and ending on the maturity date. Since the interest rate is not known until the end of each semi-annual interest period, estimates are used during such period based upon published forward-looking LIBOR rates. Any differences between the estimated interest expense and the actual interest payment are recorded to interest expense at the end of each semi-annual interest period. The interest rate swap reduced interest expense in 2004 and 2003 by $0.7 million and $1.1 million, respectively.

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

6. Assets Held for Sale

     During 2004, we sold our previously closed Roxboro, North Carolina facility for $2.5 million, which was the carrying value of the property after write-downs of $0.8 million that were taken in 2004. The WRI property, as discussed in Note 3, is the only remaining asset held for sale as of December 31, 2004. On September 21, 2004, we entered into a lease agreement, commencing December 1, 2004, for the rental of approximately 36,000 square feet of this facility with a local manufacturing company. The lease is for a five-year term, and calls for escalating annual rental payments ranging from $4.98 per square foot to $5.48 per square foot (in U.S. dollars as of December 31, 2004) over the term of the lease.

     On February 16, 2005, we entered into an agreement for the sale of the WRI land and building for $1.1 million U.S. dollars, which approximates the carrying value. The transaction is currently scheduled to close in May 2005.

7. Property, Plant and Equipment

     Property, plant and equipment at December 31 are as follows:

	2004	2003
(In thousands)
Land and improvements	$13,005	$13,806
Building and improvements	52,277	53,160
Machinery and equipment	294,497	280,465
Construction-in-progress	4,772	4,276

	364,551	351,707
Less accumulated depreciation	(169,585)	(153,165)

Totals	$194,966	$198,542

8. Deferred Charges

     Deferred charges include debt issuance costs, patents and an intangible pension asset. Debt issuance costs are deferred and amortized over the terms of the debt to which they relate using a method which approximates the interest method.

     Deferred charges are as follows at December 31:

	2004	2003
(In thousands)
Deferred debt issuance cost	$9,873	$10,668
Patents and other	2,342	2,444
Unrecognized prior service cost for pensions	4,739	5,121

	16,954	18,233
Less accumulated amortization	(5,062)	(3,463)

Totals	$11,892	$14,770

     Deferred charges other than unrecognized prior service cost for pensions are subject to amortization. Net deferred debt issuance costs of $5.2 million will be amortized utilizing a method which approximates the interest method over a weighted average remaining life of 4.2 years resulting in $1.4 million of amortization expense in each of the next four succeeding years beginning in 2005. We recorded $1.4 million of amortization expense related to deferred debt issuance costs and patents and other in each of the years for the three year period ending December 31, 2004.

9. Accrued Liabilities

     Accrued liabilities are as follows at December 31:

	2004	2003
(In thousands)
Interest	$6,764	$6,953
Income taxes	2,254	2,842
Reserve for restructuring	524	4,235
Fair value of derivatives and unsettled derivative liabilities (Note 5)	10,873	4,285
Other	12,061	11,472

Totals	$32,476	$29,787

10. Financing Arrangements and Debt

      Long-term debt consists of the following at December 31:

	2004	2003
(In thousands)
Secured revolving credit facility, due March 2007	$1,000	$—
Senior Notes, 10.5%, due April 2009	99,400	118,000
Discount on 10.5% Senior Notes, original issue discount amortized over 7 years	(729)	(1,069)
Senior Notes, 7.375%, due August 2008	136,097	136,308
Discount on 7.375% Senior Notes, original issue discount amortized over 10 years	(103)	(132)
Netherlands facility, 5.13%, due on demand	976	1,201
Other foreign facilities	1,494	1,478
Capitalized leases	106	—

	238,241	255,786
Less short-term borrowings	(1,219)	(1,502)

Totals	$237,022	$254,284

     Aggregate maturities of long-term debt are as follows:

(In thousands)
2005	$1,219
2006	243
2007	1,448
2008	136,648
2009	98,683

Totals	$238,241

Revolving Credit Facility

     Our secured revolving credit facility, as amended, provides for up to $40 million in available borrowing capacity, subject to certain limits and collateral availability. The facility has a maturity of March 2007.

     As of December 31, 2004, we had $1.0 million of borrowings and $9.2 million of standby letters of credit outstanding under the secured revolving credit facility, leaving approximately $26.6 million (subject to a $2 million excess availability requirement) in additional borrowing availability thereunder. As of December 31, 2003, there were approximately $7.9 million of standby letters of credit outstanding that were collateralized with the secured revolving credit facility and approximately $29.2 million (subject to a $2 million excess availability requirement) in additional borrowing availability thereunder.

Silver Consignment and Forward Contracts Arrangement

     As of December 31, 2004, the value of consigned silver in our inventory under a consignment and forward contracts arrangement with BofA Precious Metals, Inc (successor to Fleet Precious Metals, Inc.) was $13.9 million. Under this arrangement, BofA makes available to us at any time silver up to the lesser of $17.0 million dollars or the value of 2.4 million fine troy ounces of silver, and allows us to contract to purchase certain amounts of silver from BofA in the future for a set price. The value of silver committed to under the forward contracts facility at December 31, 2004 was $0.7 million.

10.5% Senior Notes due 2009

     There is $99.4 million in principal amount of 10.5% Senior Notes outstanding at December 31, 2004. The 10.5% Senior Notes were issued pursuant to an Indenture, dated as of March 27, 2002, between us and Wachovia Bank, N.A., as Trustee. The 10.5% Senior Notes (i) have interest payment dates of April 1 and October 1 of each year; (ii) are redeemable after the dates and at the prices (expressed in percentages of principal amount on the redemption date), as set forth below:

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

7.375% Senior Notes due 2008

     There is $136.8 million in principal amount of 7.375% Senior Notes outstanding at December 31, 2004. The 7.375% Senior Notes were issued pursuant to an Indenture, dated as of August 4, 1998, between us and Wachovia Bank, N.A., as Trustee. The 7.375% Senior Notes: (i) have interest payment dates of February 1 and August 1 of each year; (ii) are redeemable at our option at a redemption price equal to the greater of (a) 100% of the principal amount of the Senior Notes to be redeemed, or (b) the sum of the present value of the remaining scheduled payments of principal and interest thereon from the redemption date to the maturity date, discounted to the redemption date on a semiannual basis at a rate based upon the yield of the specified treasury securities plus 25 basis points, plus, in each case, accrued interest thereon to the date of redemption; (iii) are senior unsecured obligations and are pari passu in right of payment with any of our existing and future senior unsecured indebtedness, including borrowings under the Facility; (iv) are guaranteed by certain of our subsidiaries; and (v) are subject to the terms of the Indenture, which limits our ability to incur indebtedness secured by certain liens and to engage in sale/leaseback transactions.

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

Other Credit Facilities

     We have a credit facility with a Netherlands bank, payable on demand and providing for available credit up to 1.8 million euros. At December 31, 2004 and 2003, we had outstanding borrowings in U.S. dollars of $1.0 and $1.2 million under this facility, respectively.

     In 2002, we obtained an interest free loan from the Portuguese government in the amount of 1.9 million euros that matures in 2008. Based on the performance of our Portugal facility, the Portuguese government forgave 40% of the loan, or 0.7 million euros in 2003. Accordingly, we classified 0.7 million euros of the loan as deferred income in 2003, and are amortizing this into income over the life of the equipment purchased with the loan proceeds. The loan balance at December 31, 2004 is 1.1 million euros which equates to $1.5 million U.S. dollars (based on current exchange rates). The loan provides for annual payments in U.S. dollars of $0.2 million in 2005, $0.2 million in 2006, $0.4 million in 2007 and $0.7 million in 2008.

11. Interest Expense

     The following table summarizes interest expense, net :

	Year Ended December 31,
	2004	2003	2002
(in thousands)
Interest expense – bonds and other	$22,002	$22,934	$20,081
Interest expense – revolver	344	40	1,078
Effect of interest rate swap	(655)	(1,123)	(289)
Interest income	(637)	(556)	(481)
Capitalized interest	(194)	(77)	(708)

Interest expense, net	$20,860	$21,218	$19,681

12. Retirement and Pension Plans

     We have 401(k) plans covering substantially all of our U.S. employees. We provide, at our discretion, a match of employee salaries contributed to the plans. We recorded expense with respect to these plans of $0.7 million in 2004, $0.4 million in 2003 and $0.3 million in 2002.

U.S. Qualified Retirement Plan

     We have a U.S. Retirement Plan that is a noncontributory defined benefit pension plan covering the majority of all our U.S. employees fulfilling minimum age and service requirements. Benefits are based upon years of service and a prescribed formula based upon the employee’s compensation.

     The weighted average asset allocations for our U.S. Retirement Plan at December 31 are as follows:

	2004	2003
Equity securities	59%	58%
Debt securities	38	40
Cash and equivalents	3	2

Total	100%	100%

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

     On December 31, 2004, our annual measurement date, the accumulated benefit obligation for our U.S. Retirement Plan exceeded the fair value of pension plan assets. This difference is primarily the result of the change in the discount rate assumption to 6.00% in 2004 from 6.25% in 2003. As a result and in accordance with Statement of Financial Accounting Standard No. 87 (“SFAS 87”), Employers Accounting for Pensions, we have an additional minimum pension liability of $20.2 million, reflected as a component of accumulated other comprehensive loss of $19.4 million and an intangible asset of $0.8 million which is included in net deferred charges, and is equal to the amount of unrecognized prior service cost. The amount charged to other comprehensive loss before tax during 2004 arising from the change in the additional minimum pension liability was $2.6 million, which decreased stockholders’ equity. The $20.2 million additional minimum pension liability reflects a reduction in prepaid pension assets of $1.6 million and a $18.6 million pension liability. In conjunction with the recognition of the additional minimum pension liability, we also recorded a deferred tax asset and an amount to accumulated other comprehensive loss of $0.9 million.

     The accumulated benefit obligation at December 31, 2004 and 2003 was $149.7 million and $140.0 million, respectively. The amounts recognized in the Consolidated Balance Sheets before taxes are as follows at December 31:

	2004	2003
(In thousands)
Accrued benefit liability	$(18,587)	$(12,264)
Intangible asset	765	885
Accumulated other comprehensive loss	19,396	16,845

Net amount recognized	$1,574	$5,466

     Certain assumptions utilized in determining the benefit obligations for the U.S. Retirement Plan for the years ended December 31 are as follows:

	2004	2003
Discount rate	6.00%	6.25%
Rate of increase in compensation	3.50%	3.50%

     A summary of the components of net periodic pension cost for the U.S. Retirement Plan for the years ended December 31 is as follows:

	2004	2003	2002

(In thousands)
Service cost	$4,358	$3,963	$3,991
Interest cost	9,371	9,145	9,087
Expected return on plan assets	(11,194)	(10,052)	(11,835)
Amortization of prior service cost	120	137	136
Amortization of net actuarial loss	1,236	1,102	—
Effect of curtailment	—	102	—

Net periodic pension cost	$3,891	$4,397	$1,379

     The amortization of our net actuarial loss in 2004 of $1.2 million is the amortization of total unrecognized losses as of January 1, 2004 that exceeds 10% of our projected benefit obligation, approximately $15.3 million, and is being amortized over the expected average remaining years of service of the plan participants which is 12 years.

     Certain assumptions utilized in determining the net periodic benefit cost for the years ended December 31 are as follows:

	2004	2003	2002

Discount rate	6.25%	7.00%	7.25%
Rate of increase in compensation	3.50%	3.50%	4.00%
Expected long-term rate of return on plan assets	9.00%	9.00%	9.50%

     The expected long-term rate of return on plan assets is selected by taking into account the expected weighted averages of the investments of the assets, the fact that the plan assets are actively managed to mitigate downside risks, the historical performance of the market in general and the historical performance of the U.S. Retirement Plan assets over the past ten years. For the ten year period ended December 31, 2004 and 2003, the U.S. Retirement Plan assets have provided a weighted rate of return of 11.7% and 10.8%, respectively.

     The following table sets forth a reconciliation of the projected benefit obligation for the years ended December 31:

	2004	2003

(In thousands)
Benefit obligation at the beginning of the year	$153,488	$132,132
Service costs	4,358	3,962
Interest costs	9,371	9,145
Actuarial loss	5,272	16,180
Benefits paid	(7,485)	(6,906)
Curtailment	—	(1,025)

Benefit obligation at the end of the year	$165,004	$153,488

     The actuarial loss for the year ended December 31, 2004 results from a $5.4 million loss due to the change in the discount rate to 6.00% from 6.25% and a $0.1 million gain due to personnel experience different than assumed. The actuarial loss for the year ended December 31,

2003 results from a $1.7 million loss due to personnel experience different than assumed, and a $14.5 million loss due to the change in the discount rate to 6.25% from 7.0%.

The following table sets forth a reconciliation of the plan assets for the years ended December 31:

	2004	2003

(In thousands)
Fair value of plan assets at the beginning of the year	$127,768	$114,899
Actual return on plan assets	10,866	19,775
Benefits paid	(7,485)	(6,906)

Fair value of plan assets at the end of the year	$131,149	$127,768

     In 2005 and with regard to the U.S. Retirement Plan, we do not anticipate any mandatory contribution requirements by funding regulations or laws, and we will evaluate and may make voluntary contributions in 2005.

     The following table sets forth the funded status of the plan and the amounts recognized in our Consolidated Balance Sheets at December 31:

	2004	2003

(In thousands)
Unfunded status	$(33,855)	$(25,720)
Unrecognized net actuarial loss	34,664	30,301
Unrecognized prior service costs	765	885

Prepaid pensions	$1,574	$5,466

     The expected future benefits payments for the plan are as follows:

(in thousands)
2005	$7,414
2006	7,759
2007	8,211
2008	8,634
2009	9,093
2010 - 2014	50,485

U.S. Nonqualified Pension Plans

     We have two nonqualified pension plans in the United States. The Supplemental Benefit Restoration Plan (the “Restoration Plan”) was established as of January 1, 1994 and is a non-funded, defined benefit pension plan that provides benefits to employees identical to the benefits provided by the U.S. Retirement Plan, except that under the U.S. Retirement Plan final average annual compensation for purposes of determining plan benefits is currently capped at $205,000. Benefits under the Restoration Plan are not subject to this limitation. However, Restoration Plan benefits are offset by any benefits payable from the U.S. Retirement Plan.

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

     On December 31, 2004, the accumulated benefit obligation for our nonqualified pension plans of $7.1 million exceeded the plan’s accrued liability of $4.2 million. The plan had unrecognized prior service cost of $3.2 million and thus an intangible asset equal to the additional minimum liability of $2.9 million was established. The amounts recognized in the Consolidated Balance Sheets before taxes are as follows at December 31:

	2004	2003

(In thousands)
Accrued benefit liability	$(7,118)	$(6,330)
Intangible asset	2,935	3,174

Net amount recognized	$(4,183)	$(3,156)

     Certain assumptions utilized in determining the benefit obligations for the nonqualified pension plans for the years ended December 31 are as follows:

	2004	2003

Discount rate	6.00%	6.25%
Rate of increase in compensation	3.50%	3.50%

     A summary of the components of net periodic pension cost for the nonqualified pension plans for the years ended December 31 is as follows:

	2004	2003	2002

(In thousands)
Service cost	$202	$152	$566
Interest cost	494	430	230
Amortization of prior service cost	367	368	173
Amortization of net actuarial loss	43	—	13

Net periodic pension cost	$1,106	$950	$982

     Certain assumptions utilized in determining the net periodic benefit cost for the years ended December 31 are as follows:

	2004	2003	2002

Discount rate	6.25%	7.00%	7.25%
Rate of increase in compensation	3.50%	3.50%	4.00%

     The following table sets forth a reconciliation of the projected benefit obligation for the years ended December 31:

	2004	2003

(In thousands)
Benefit obligation at the beginning of the year	$7,406	$3,899
Service costs	202	152
Interest costs	494	430
Amendments	—	2,471
Actuarial loss	463	531
Benefits paid	(80)	(77)

Benefit obligation at the end of the year	$8,485	$7,406

     The following table sets forth a reconciliation of the plan assets for the years ended December 31:

	2004	2003

(In thousands)
Fair value of plan assets at the beginning of the year	$—	$—
Company contributions	80	77
Benefits paid	(80)	(77)

Fair value of plan assets at the end of the year	$—	$—

     In 2005, we anticipate contributing $0.1 million to the U.S. nonqualified pension plans, which represents the equivalent of the normal amount of benefits we anticipate paying. We also anticipate paying a lump sum distribution of $1.6 million to an executive who will retire in 2005, whose retirement had previously been assumed to occur in 2009.

     The following table sets forth the funded status of the plan and the amounts recognized in our Consolidated Balance Sheets at December 31:

	2004	2003

(In thousands)
Unfunded status	$(8,485)	$(7,406)
Unrecognized net actuarial loss	1,151	731
Unrecognized prior service costs	3,151	3,519

Accrued benefit cost	$(4,183)	$(3,156)

     The expected future benefits payments for the plan is as follows:

(in thousands)
2005	$80
2006	80
2007	5,862
2008	80
2009	1,826
2010 - 2014	393

Canadian Plans

     We sponsor a defined contribution profit-sharing retirement plan for our London, Ontario facility employees who are required to contribute 4% of regular wages, subject to a maximum contribution limit specified by Canadian income tax regulations. Company contributions were $0.4 million in 2004, $0.4 million in 2003 and $0.5 million in 2002.

     We previously sponsored defined benefit pension plans for employees at our discontinued Wolverine Ratcliffs, Inc. facility (the “WRI Plans”). The WRI Plans covered employees at our Fergus, Ontario facility whose operations were discontinued in 2002. The remainder of the benefits payable under the WRI Plans were settled in 2004. An additional contribution of $0.1 million was deposited in 2004 to ensure full settlement of benefits owed to affected participants. The pension liability recorded for the WRI Plan at December 31, 2003 was $1.1 million.

     We also have established two noncontributory defined benefit pension plans covering substantially all our employees at the Montreal, Quebec facility (“Canadian Plans”). The two plans are the Wolverine Tube (Canada) Inc. Pension Plan for Salaried Employees (the “Salaried Plan”) and the Wolverine Tube (Canada) Inc. Pension Plan for Operational Employees (the “Operational Plan”). We contribute the actuarially determined amounts annually into the plans. Benefits for the hourly employees are based on years of service and a negotiated rate. Benefits for salaried employees are based on years of service and the employee’s highest annual average compensation over five consecutive years.

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

     The investment policy of our Canadian Plans state that investments in assets should be in accordance with the maximum and minimum ranges for each asset category as follows:

	Minimum	Maximum

Canadian equity securities	15%	35%
Foreign equity securities	20	30
Debt securities	33	53
Cash and equivalents	0	15

     The expected long-term rate of return on plan assets is selected by taking into account the expected weighted averages of the investments of the assets, the fact that the plan assets are actively managed to mitigate downside risks, the historical performance of the market in general and the historical performance of the Canadian Plans assets over the past ten years. For the ten year period ending December 31, 2004 and 2003, the Canadian Plans assets have provided a weighted average rate of return of 9.5% and 7.8%, respectively.

     The discount rate utilized in determining the benefit obligations for the Canadian Plans were 6.0% and 6.25% for the years ended December 31, 2004 and 2003, respectively. The expected rate of increase in compensation used in accounting for the Salaried Plan was 3.0% for the years ended December 31, 2004, 2003 and 2002. The rate of increase in compensation is not applicable in accounting for the Operational Plan for the same periods.

Salaried Plan

     The weighted average asset allocation for our Salaried Plan at December 31 is as follows:

	2004	2003

Canadian equity securities	32%	34%
Foreign equity securities	27	30
Debt securities	40	36
Cash and equivalents	1	—

Total	100%	100%

     At December 31, 2004, the annual measurement date, the fair value of plan assets for the Salaried Plan exceeded the accumulated benefit obligation. The accumulated benefit obligation at December 31, 2004 and 2003 for the Salaried Plan was $8.1 million and $6.8 million, respectively. The amounts recognized in the Consolidated Balance Sheets before taxes are as follows at December 31:

	2004	2003

(In thousands)
Prepaid benefit cost	$1,222	$—
Accrued benefit liability	—	(81)
Accumulated other comprehensive loss	—	1,059

Net amount recognized	$1,222	$978

     A summary of the components of net periodic pension cost for the Salaried Plan for the years ended December 31 is as follows:

	2004	2003	2002

(In thousands)
Service cost	$200	$207	$190
Interest cost	486	444	420
Expected return on plan assets	(501)	(396)	(529)
Effect of settlement	—	—	454
Amortization of net actuarial loss	100	107	4

Net periodic pension cost	$285	$362	$539

     Certain assumptions utilized in determining the net periodic benefit cost for the Salaried Plan for the years ended December 31 is as follows:

	2004	2003	2002

Discount rate	6.25%	6.75%	7.00%
Expected long-term rate of return on plan assets	7.50%	7.50%	8.50%

     The following table sets forth a reconciliation of the benefit obligation for the Salaried Plan for the years ended December 31:

	2004	2003

(In thousands)
Benefit obligation at the beginning of the year	$7,886	$5,837
Service costs	200	207
Interest costs	486	444
Actuarial loss	780	466
Benefits paid	(545)	(424)
Foreign currency exchange rate changes	654	1,356

Benefit obligation at the end of the year	$9,461	$7,886

     The following table sets forth a reconciliation of the plans assets for the Salaried Plan for the years ended December 31:

	2004	2003

(In thousands)
Fair value of plan assets at the beginning of the year	$6,768	$4,595
Actual return on plan assets	1,353	868
Company contribution	445	618
Benefits paid	(545)	(424)
Foreign currency exchange rate changes	597	1,111

Fair value of plan assets at the end of the year	$8,618	$6,768

     In 2005, we anticipate providing approximately $0.7 million in contributions to the Salaried Plan.

     The following table sets forth the funded status of the Salaried Plan and the amounts recognized in our Consolidated Balance Sheets at December 31:

	2004	2003

(In thousands)
Funded status	$(842)	$(1,117)
Unrecognized net actuarial loss	2,064	2,095

Prepaid benefit cost	$1,222	$978

     The expected future benefits payments for the Salaried Plan is as follows:

(in thousands)
2005	$554
2006	580
2007	573
2008	582
2009	575
2010 - 2014	3,138

Operational Plan

     The weighted average asset allocation for our Operational Plan December 31 is as follows:

	2004	2003

Canadian equity securities	33%	32%
Foreign equity securities	30	29
Debt securities	36	37
Cash and equivalents	1	2

Total	100%	100%

     At December 31, 2004, the annual measurement date, the accumulated benefit obligation for the Operational Plan exceeded the fair value of pension plan assets. This difference is primarily the result of changing the discount rate assumption to 6.00% in 2004 from 6.25% in 2003. As a result and in accordance with SFAS 87, we have an additional minimum pension liability of $2.0 million, reflected as an accumulated other comprehensive loss of $1.0 million and an intangible asset of $1.0 million which is included in net deferred charges equal to the amount of unrecognized prior service cost. The change to accumulated other comprehensive loss before tax during 2004 arising from the change in the reduction of the additional minimum pension liability was $0.1 million, which increased stockholders’ equity. To record the $2.0 million additional minimum pension liability, we decreased prepaid pension assets by $0.2 million and recorded a $1.8 million pension liability. In conjunction with the reduction of the additional minimum pension liability, we also recorded a deferred tax liability and accumulated other comprehensive income of $0.1 million.

     The accumulated benefit obligation at December 31, 2004 and 2003 for the Operational Plan was $16.6 million and $14.8 million, respectively. The amounts recognized in the Consolidated Balance Sheets before taxes are as follows at December 31:

	2004	2003

(In thousands)
Accrued benefit liability	$(2,211)	$(2,544)
Intangible asset	1,039	1,062
Accumulated other comprehensive loss	1,009	1,149

Net amount recognized	$(163)	$(333)

     A summary of the components of net periodic pension cost for the Operational Plan for the years ended December 31 is as follows:

	2004	2003	2002

(In thousands)
Service cost	$355	$327	$276
Interest cost	908	837	732
Expected return on plan assets	(897)	(768)	(917)
Amortization of prior service cost	94	87	77
Amortization of net actuarial (gain)	—	—	(14)

Net periodic pension cost	$460	$483	$154

     Certain assumptions utilized in determining the net periodic benefit cost for the years ended December 31 is as follows:

	2004	2003	2002

Discount rate	6.25%	6.75%	7.00%
Expected long-term rate of return on plan assets	7.50%	7.50%	8.50%

     The following table sets forth a reconciliation of the benefit obligation for the Operational Plan for the years ended December 31:

	2004	2003

(In thousands)
Benefit obligation at the beginning of the year	$14,759	$11,091
Service costs	355	327
Interest costs	908	838
Actuarial loss	481	801
Benefits paid	(1,019)	(858)
Foreign currency exchange rate changes	1,145	2,560

Benefit obligation at the end of the year	$16,629	$14,759

     The following table sets forth a reconciliation of the plans assets for the Operational Plan for the years ended December 31:

	2004	2003

(In thousands)
Fair value of plan assets at the beginning of the year	$12,215	$9,460
Actual return on plan assets	1,586	1,458
Company contribution	641	—
Benefits paid	(1,019)	(858)
Foreign currency exchange rate changes	995	2,155

Fair value of plan assets at the end of the year	$14,418	$12,215

     In 2005, we anticipate providing approximately $0.7 million in contributions to the Operational Plan.

     The following table sets forth the funded status of the plans and the amounts recognized for the Operational Plan in our Consolidated Balance Sheets at December 31:

	2004	2003

(In thousands)
Funded status	$(2,211)	$(2,544)
Unrecognized net actuarial loss	1,009	1,149
Unrecognized prior service costs	1,039	1,062

Accrued benefit cost	$(163)	$(333)

     The expected future benefits payments for the Operational Plan are as follows:

(in thousands)
2005	$994
2006	1,046
2007	1,021
2008	1,051
2009	1,037
2010 - 2014	5,181

13. Postretirement Benefit Obligation

     We sponsor a defined benefit health care plan and life insurance plan that provides postretirement medical benefits and life insurance to substantially all our full-time U.S. and Canadian employees who have worked ten years after age 50 to 52, and spouses of employees who die while employed after age 55 and have at least five years of service. This plan is contributory, with retiree contributions being adjusted annually.

     Net periodic postretirement benefit cost for the years ended December 31 includes the following components:

	2004	2003	2002

(In thousands)
Service cost	$676	$692	$613
Interest cost	1,081	1,080	1,034
Amortization of prior service cost	179	145	126
Amortization of deferred gain	(7)	(82)	(126)
Effect of special termination benefits	328	98	(386)
Effect of curtailment	—	20	—

Net periodic postretirement benefit cost	$2,257	$1,953	$1,261

     The change in benefit obligation for the years ended December 31 includes the following components:

	2004	2003

(In thousands)
Benefit obligation at the beginning of the year	$18,125	$15,088
Service cost	676	692
Interest cost	1,081	1,080
Participants’ contributions	787	633
Amendments	93	—
Actuarial loss	443	1,727
Benefits paid	(2,193)	(2,393)
Special termination benefits	328	98
Curtailment	—	(43)
Foreign currency exchange rate changes	568	1,243

Benefit obligation at the end of the year	$19,908	$18,125

     The following table sets forth the status of the plan and the amounts recognized in our Consolidated Balance Sheets at December 31:

	2004	2003

(In thousands)
Benefit obligation at end of year	$19,908	$18,125
Unrecognized net actuarial (loss)	(1,036)	(628)
Unrecognized prior service cost	(450)	(502)

Net postretirement benefit obligation	$18,422	$16,995

     The weighted average discount rate used in determining the postretirement benefit obligation was 6.00% at December 31, 2004 and 6.25% at December 31, 2003. The weighted average discount rate used to determine net periodic benefit cost was 6.25% at December 31, 2004 and 7.00% at December 31, 2003.

     For purposes of determining the cost and obligation for pre-medicare postretirement medical benefits, a 5% annual rate of increase in the per capita cost of covered benefits (i.e., health care trend rate) was assumed for our U.S. plan. A 7.5% annual rate of increase in the health care trend rate was assumed for our Canadian plan, and is expected to decrease 1% per year to an ultimate rate of 4.5%. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one percent change in the assumed health care cost trend rate would have had the following effects:

	1% Increase	1% Decrease

(In thousands)
Effect on total of service and interest cost components	$89	$(75)
Effect on postretirement benefit obligation	$1,421	$(1,342)

14. Environmental Remediation

     We are subject to extensive environmental regulations imposed by federal, state, provincial and local authorities in the U.S., Canada, China, Portugal and Mexico with respect to emissions to air, discharges to waterways, and the generation, handling, storage, transportation, treatment and disposal of waste materials. We have received various communications from regulatory authorities concerning certain environmental matters.

     We have accrued undiscounted estimated environmental remediation costs of $1.0 million at December 31, 2004, consisting of $0.2 million for the Decatur facility and $0.8 million for the Ardmore facility. Based on information currently available, we believe that the costs of these matters are not reasonably likely to have a material effect on our business, financial condition or results of operations. However, actual costs related to environmental matters could differ materially from the amounts we estimated and accrued at December 31, 2004 and could amount to an aggregate exposure of $2.1 million if these environmental matters are not resolved as anticipated.

15. Litigation

     Our facilities and operations are subject to extensive environmental laws and regulations, and we are currently involved in various proceedings relating to environmental matters (See Note 14). We are not involved in any legal proceedings that we believe could have a material adverse effect upon our business, operating results or financial condition.

16. Income Taxes

     The components of income/(loss) from continuing operations before income taxes for the years ended December 31 are as follows:

	2004	2003	2002

(In thousands)
U.S.	$(9,000)	$(62,579)	$(6,933)
Foreign	7,756	10,018	15,418

Total	$(1,244)	$(52,561)	$8,485

     The provision for income taxes for the years ended December 31 consists of the following:

	2004	2003	2002

(In thousands)
Continuing operations
Current expense/(benefit):
U.S. Federal	$21	$(1,163)	$(5,308)
Foreign	(441)	1,478	2,185
State	60	446	693

Total current	(360)	761	(2,430)

Deferred expense/(benefit):
U.S.	(3,444)	(13,570)	2,547
Foreign	1,916	(768)	1,198

Total deferred	(1,528)	(14,338)	3,745

Total income tax expense/(benefit) –continuing operations	(1,888)	(13,577)	1,315
Income tax benefit – discontinued operations	(127)	(769)	(936)

Total income tax expense/(benefit)	$(2,015)	$(14,346)	$379

     Deferred income taxes included in our Consolidated Balance Sheets reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the carrying amount for income tax return purposes. Significant components of our deferred tax assets and liabilities are as follows at December 31:

	2004	2003

(In thousands)
Deferred tax liabilities:
Basis of property, plant and equipment	$(31,683)	$(31,653)
Prepaid pension	—	(4,689)
Other	(6,107)	(2,011)

Total deferred tax liabilities	(37,790)	(38,353)

Deferred tax assets:
Environmental remediation	602	826
Net operating loss carryforward	24,673	25,056
Restructuring reserves	2,871	2,353
Inventory valuations	3,619	546
Pension obligation	15,871	14,766
Other	2,438	3,597

Total deferred tax assets	50,074	47,144
Valuation allowance	(3,569)	(3,569)

Total deferred tax assets net of valuation allowance	46,505	43,575

Net deferred tax asset	$8,715	$5,222

     Reconciliation of differences between the statutory U.S. federal income tax rate and our effective tax rate follows for the years ended December 31:

	2004	2003	2002

(In thousands)
Income tax expense at federal statutory rate	$(423)	$(18,397)	$2,885

Increase (decrease) in taxes resulting from:
State and local taxes, net of federal benefit	40	533	443
Effect of difference in U.S. and foreign rates	(1,309)	(1,765)	(1,858)
Goodwill impairment and other permanent differences	(218)	7,099	21
Other	22	(1,047)	(176)

Income tax expense –continuing operations	$(1,888)	$(13,577)	$1,315

     At December 31, 2004, we have U.S. federal, state and foreign net operating loss carryforwards of $30 million, $149 million and $27 million, respectively. These net operating loss carryforwards expire at various times beginning in 2016 through 2024. We have established valuation allowances of $3.6 million at December 31, 2004 and 2003, respectively, to offset a portion of the deferred tax assets relating to state net operating losses.

     We have a contractual tax holiday agreement with the Chinese government. Under this agreement, the tax rate was 7.5% beginning January 1, 2002 and will remain at this rate for the next three years, increasing in 2005 to a 15% maximum rate. We also have $1.1 million in government tax credits which may be used to offset tax liabilities in Portugal through 2008. These credits are not reflected in deferred tax assets at December 31, 2004 or 2003.

     Prior to the passage of the American Jobs Creation Act of 2004 (the “Act”), the undistributed earnings of our foreign subsidiaries were considered to be indefinitely reinvested, and in accordance with APB Opinion No. 23 (“APB 23”), Accounting for Income Taxes – Special Areas, no provision for U.S. federal or state income taxes had been provided on these undistributed earnings. The Act provides for a special 85% dividends received deduction on the repatriation of certain foreign earnings. At December 31, 2004, the undistributed earnings of our foreign subsidiaries amounted to approximately $68.4 million. As a result of the Act, the Company in 2005 decided to repatriate approximately $10.2 million in undistributed foreign earnings from its Chinese subsidiary. The Company will take a tax charge for U.S. federal income taxes of approximately $0.5 million in the first quarter 2005 associated with the repatriation of these funds. Foreign withholding taxes of $4.2 million would also be payable upon remittance of any previously unremitted earnings at December 31, 2004. The exact amount of the charge depends on the pending technical corrections to the legislation and expected interpretive guidance to be issued by the Internal Revenue Service.

17. Accumulated Other Comprehensive Loss

     The components of accumulated other comprehensive loss at December 31, are as follows :

		Unrealized	Minimum
	Foreign	Gain (Loss) on	Pension	Accumulated
	Currency	Cash Flow	Liability	Other
	Translation	Hedges, Net of	Adjustment,	Comprehensive
	Adjustment	Tax	Net of Tax	Loss

(In thousands)
Balance at December 31, 2001	$(20,001)	$(1,897)	$—	$(21,898)
Activity in 2002	2,201	(140)	(11,535)	(9,474)
Reclassification adjustment for realized cash flow hedge losses	—	1,781	—	1,781

Balance at December 31, 2002	(17,800)	(256)	(11,535)	(29,591)
Activity in 2003	17,383	1,662	(220)	18,825
Reclassification adjustment for realized cash flow hedge losses	—	256	—	256

Balance at December 31, 2003	(417)	1,662	(11,755)	(10,510)
Activity in 2004	7,565	229	(881)	6,913
Reclassification adjustment for realized cash flow hedge losses	—	(1,662)	—	(1,662)

Balance at December 31, 2004	$7,148	$229	$(12,636)	$(5,259)

18. Common Stock

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

19. Stock-Based Compensation Plans

     The 2003 Equity Incentive Plan (the “2003 Equity Plan”) was adopted by the Board of Directors on March 25, 2003 and was approved by the stockholders on May 14, 2003, and was amended on July 24, 2003. The 2003 Equity Plan provides for the issuance of awards in the form of stock options, restricted shares, stock appreciation rights and other additional awards to key executives and employees. The maximum number of shares of Common Stock that may be issued under the plan is limited to 850,000 shares, provided that no more than 250,000 shares may be issued in the form of awards other than options or stock appreciation rights. The duration of the 2003 Equity Plan is ten years.

     On March 22, 2001, the Board of Directors adopted the 2001 Stock Option Plan for Outside Directors (the “2001 Directors’ Plan”) providing for the issuance of options for the purchase of up to 250,000 shares of our Common Stock. The 2001 Directors’ Plan allows us to compensate and reward our directors. The terms of the 2001 Directors’ Plan provides for the issuance of stock options to outside directors at the fair market value on the date of grant. The initial options granted at the time the Director joins the Board vest at 33.3% per year, but must be held one year before exercising. All subsequent grants vest immediately. All options terminate on the tenth anniversary of the date of grant.

     The 1993 Equity Incentive Plan (the “1993 Equity Plan”) provided for the issuance of stock options, restricted shares, stock appreciation rights, and other additional awards to key executives and employees. The maximum number of shares provided for under the 1993 Equity Plan was 2,075,000 at a price as determined by our Compensation Committee. All options granted under the plan were issued at the market value at the date of the grant. Options granted prior to 1999 under the 1993 Equity Plan vested 20% on each anniversary thereafter and terminate on the tenth anniversary of the date of grant. Options granted in 1999 and subsequent years under the 1993 Equity Plan vested 33.3% on each anniversary thereafter and terminate on the tenth anniversary of the date of grant. Options granted under prior plans remain outstanding but are governed by the provisions of the 1993 Equity Plan. The 1993 Equity Plan was terminated by its terms in 2003.

     In the third quarter of 2001, we made available to our U.S. and Canadian stock option holders under the 1993 Equity Plan and the 1993 Directors’ Plan the right to exchange options whose exercise price was $20.00 per share or greater, for new options to purchase one share for every two shares exchanged. We made the exchange offer available because a large number of stock options had exercise prices that were significantly higher than current trading prices of our Common Stock, and thus the stock options did not provide our employees and outside directors the incentive to acquire and maintain stock ownership in the Company and to participate in the Company’s long-term growth and success. As a result of this exchange of options, 836,860 shares with an average option price of $30.48 were canceled, 38,000 of which were under the 1993 Directors’ Plan. On April 11, 2002, six months and six business days after the date the options were cancelled, we granted 383,075 stock options, 19,000 of which were under the 1993 Directors’ Plan. New options granted under the 1993 Equity Plan have an exercise price of $8.60 per share, which was the closing price of our Common Stock on April 11, 2002. New options granted under the 1993 Directors’ Plan have an exercise price of $8.84 per share which was determined by the average market price of our stock on April 11, 2002 and the four preceding trading days. A stock option holder must have continued to have been employed by us or provide service to us through April 11, 2002 in order to have been eligible to receive the new options granted.

     Our stock option plans are summarized as follows:

	2003 Equity	2001	1993	1993 Equity		Weighted-
	Incentive	Directors’	Directors’	Incentive		Average Exercise
	Plan	Plan	Plan	Plan	Option Price	Price

(Number of Shares)
Outstanding at December 31, 2001	—	—	116,665	835,674	$5.28-$37.68	$13.46

Granted	—	26,362	59,724	570,638	$6.13-$11.35	$8.63

Exercised	—	—	—	(27,990)	$5.28-$ 7.39	$6.01

Forfeited	—	—	(16,205)	(89,400)	$8.60-$37.68	$19.19

Outstanding at December 31, 2002	—	26,362	160,184	1,288,922	$6.13-$25.25	$11.04

Granted	2,000	101,520	6,000	366,026	$4.05-$ 5.86	$4.34

Exercised	—	—	—	—	—	—

Forfeited	—	—	(5,000)	(155,715)	$4.05-$22.25	$10.57

Outstanding at December 31, 2003	2,000	127,882	161,184	1,499,233	$4.05-$25.25	$9.30

Granted	239,245	6,000	—	—	$10.54-$10.74	$10.55

Exercised	—	—	—	(168,247)	$4.05-$11.90	$6.64

Forfeited	—	—	—	(41,354)	$4.05-$22.25	$10.39

Outstanding at December 31, 2004	241,245	133,882	161,184	1,289,632	$4.05-$25.25	$9.70

Exercisable at:
December 31, 2002	—	26,362	160,184	723,813	$7.39-$25.25	$11.12
December 31, 2003	—	127,882	161,184	912,810	$5.28-$25.25	$10.71
December 31, 2004	667	133,882	161,184	1,000,464	$4.05-$25.25	$10.60

     There were no options outstanding issued prior to August 1993. The number of options outstanding, weighted average exercise price, weighted average remaining contractual life, vested options and the weighted average exercise price of vested options outstanding at December 31, 2004 were 1,825,943, $9.70, 6.5 years, 1,296,197 and $10.60, respectively.

     The range of exercise prices of the exercisable options and outstanding options at December 31, 2004 are as follows:

	Number of	Number of	Weighted Average
Weighted Average Exercise Price	Exercisable Shares	Outstanding Shares	Remaining Life

$0.00 - $4.11	44,240	274,893	8.2
$4.12 - $8.23	109,187	111,520	8.1
$8.24 - $12.34	808,054	1,104,814	6.4
$12.35 - $16.45	297,466	297,466	5.1
$16.46 - $20.57	29,100	29,100	4.9
$20.58 - $24.68	7,000	7,000	4.1
$24.69 - $28.79	1,150	1,150	0.2

Totals	1,296,197	1,825,943	6.5

     In 2004, we awarded 41,089 shares of restricted stock under the 2003 Equity Plan, with a fair value at the date of grant of $10.54 per share. These restricted shares vest 50% annually at the anniversary date of the grant. We recorded compensation expense with respect to restricted stock awards of approximately $0.3 million in 2004 which is recognized on a straight-line basis over the two year vesting period of the restricted stock grants.

20. Commitments

     We lease certain assets such as motorized vehicles, distribution and warehousing space, computers, office equipment and production testing equipment. Terms of the leases, including purchase options, renewals and maintenance costs, vary by lease. Minimum future rental commitments under our operating leases having non-cancelable lease terms in excess of one year totaled approximately $5.2 million as of December 31, 2004 and are payable as follows: $1.7 million in 2006, $0.9 million in 2007, $0.8 million in 2008, $0.6 million in 2009, $0.4 million in 2010 and $0.8 million thereafter. Rental expense for operating leases was $3.8 million in 2004, $3.9 million in 2003 and $4.9 million in 2002.

     At December 31, 2004, we had commitments of $2.1 million for capital expenditures.

     At December 31, 2004, we had commitments to purchase $0.7 million of silver.

     At December 31, 2004, we had commitments to purchase approximately 125.4 million pounds of copper in 2005 from suppliers to be priced at COMEX at date of shipment plus an average premium of approximately $0.05 per pound. Based upon a copper price of $1.45 per pound, this commitment totals approximately $188.1 million.

21. Industry Segments and Foreign Operations

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

     The accounting policies for each of the reportable segments are the same as those described in Note 2. We evaluate the performance of our operating segments based on sales and gross profit; however, we do not allocate asset amounts and items of income and expense below gross profit or depreciation and amortization.

     Summarized financial information concerning our reportable segments is shown in the following table:

			Rod, Bar
	Commercial	Wholesale	& Other	Consolidated

(In thousands)
Year ended December 31, 2004:
Sales	$570,666	$165,215	$61,994	$797,875
Gross profit	52,918	5,924	4,839	63,681

Year ended December 31, 2003:
Sales	$442,471	$115,112	$38,741	$596,324
Gross profit/(loss)	38,997	(271)	2,100	40,826

Year ended December 31, 2002:
Sales	$421,234	$93,938	$35,351	$550,523
Gross profit	51,736	4,352	2,353	58,441

     Our manufacturing operations are primarily conducted in the U.S. and Canada. We also have manufacturing facilities in Shanghai, China, Esposende, Portugal and Monterrey, Mexico.

     In 2004, 2003 and 2002, no customer accounted for as much as 10% of our net sales.

     Sales by customer location and long-lived assets by geographic location of our facilities are as follows:

			Other Foreign
	U.S.	Canada	Operations	Consolidated

(In thousands)
Year ended December 31, 2004:
Sales	$558,892	$186,680	$52,303	$797,875
Long-lived assets	238,992	34,831	18,063	291,886

Year ended December 31, 2003:
Sales	$436,278	$79,439	$80,607	$596,324
Long-lived assets	252,077	33,106	14,374	299,557

Year ended December 31, 2002:
Sales	$417,000	$78,000	$56,000	$551,000
Long-lived assets	288,459	30,563	12,679	331,701

22. Restructuring and Other Charges

     In 2004, we recognized restructuring charges of $2.5 million ($1.7 million net of tax). These restructuring charges were related to severance and benefit curtailment charges for the transfer of technical tube production from our Decatur, Alabama facility to our Shawnee, Oklahoma and Monterrey, Mexico facilities in the amount of $0.5 million; $0.6 million of expenses related to the ramp-down of the our Booneville, Mississippi facility; and $1.4 million related to the sale of our Roxboro, North Carolina facility closed in 1999. At December 31, 2004, remaining reserves for restructuring charges are $0.4 million for the Booneville, Mississippi closure and $0.2 million for severance at Decatur, Alabama.

     In 2003, we recorded restructuring charges totaling $15.1 million ($9.9 million net of tax). The 2003 restructuring charges included: $10.4 million related to the closure of our Booneville, Mississippi facility; a $2.6 million write-down of assets held for sale in Roxboro, North Carolina; a $1.1 million charge related to a workforce reduction; a $0.3 million charge related to the write-off of impaired assets at our Altoona, Pennsylvania facility; and $0.7 million of other charges.

     A breakdown of these restructuring charges is as follows:

Booneville, MS

     In the third quarter of 2003, we announced our intention to close our Booneville, Mississippi facility. This facility produced both smooth and enhanced industrial tube, which was primarily used by residential and commercial air conditioner manufacturers and employed approximately 140 people. In the fourth quarter of 2003, a restructuring charge was recorded in the amount of $10.4 million, and a reserve established for certain items associated with the write-down of impaired assets, relocation of equipment, severance and other personnel related costs. The transfer of production was substantially completed from the Booneville plant to our other facilities by December 31, 2003. The $10.4 million charge for the Booneville facility included an $8.9 million write-off of impaired assets (including $2.6 million of spare parts and supplies related to these assets), $0.3 million of severance costs, and $1.2 million of other costs required for the closure of the facility. Annual savings from this closure and reallocation of production is expected to be approximately $3.0 million.

     Because of a significant increase in customer demand, we continue using a limited number of assets at the Booneville facility to provide additional capacity to meet this increased customer demand. Expenses at the Booneville facility related to production continue to be charged to operations, while the plant closing activities are reflected as restructuring expenses in accordance with SFAS 146. The remaining assets of the Booneville facility continue to be carried at values established at the end of 2003.

     Restructuring expenses of $0.6 million were recognized for the year ended December 31, 2004. These costs were related mostly to employee medical, facility maintenance, lease termination and other costs associated with the removal of equipment and preparation for the eventual sale of the Booneville facility. The remaining balance in the reserve at December 31, 2004 is $0.4 million.

Roxboro, NC

     We closed our Roxboro, North Carolina facility in 1999. All of the assets of this former facility were re-deployed or sold, including the sale of the remaining real property during 2004 for $2.5 million. For the twelve month period ended December 31, 2004, we recognized restructuring charges of $1.4 million, primarily for the write-down of the real property and estimated closing costs related to the sale of this former facility.

Workforce Reduction

     In the third quarter of 2003, the Company enacted a workforce reduction program to terminate approximately 6% of its workforce, or about 200 employees throughout all of its facilities in North America. A reserve in the amount of $1.1 million was established in the third quarter 2003 to cover the costs of implementing the workforce reduction program. At December 31, 2003, approximately $0.7 million against the $1.1 million liability for severance benefits had been paid. At December 31, 2003, there remained $0.4 million of restructuring cost representing our remaining cash obligations. The remaining amount of the reserve was paid out in 2004.

23. Earnings/(Loss) Per Share

     The following table sets forth the computation of earnings/(loss) per share for the years ended December 31:

	2004	2003	2002

(In thousands, except per share amounts)
Income/(loss) from continuing operations	$644	$(38,984)	$7,170
Loss from discontinued operations, net of tax	(262)	(1,637)	(1,610)

Net income/(loss)	382	(40,621)	5,560
Dividends on preferred stock	—	—	(58)

Net income/(loss) available to common shares	$382	$(40,621)	$5,502

Basic weighted average common shares	13,650	12,275	12,231
Dilutive stock options	342	—	131

Diluted weighted average common and common equivalent shares	13,992	12,275	12,362

Earnings/(loss) per common share—basic:
Continuing operations	$0.05	$(3.18)	$0.58
Discontinued operations	(0.02)	(0.13)	(0.13)

Net income/(loss) per common share –basic	$0.03	$(3.31)	$0.45

Earnings/(loss) per common share—diluted (1):
Continuing operations	$0.05	$(3.18)	$0.58
Discontinued operations	(0.02)	(0.13)	(0.13)

Net income/(loss) per common share –diluted	$0.03	$(3.31)	$0.45

(1)	To the extent that stock options and unvested restricted stock are anti-dilutive, they are excluded from the calculation of diluted earnings/(loss) per share in accordance with SFAS 128.

     We had additional stock options outstanding of 937,104, 1,431,767, and 1,465,300 at December 31, 2004, 2003 and 2002, respectively, which were not included in the computation of potentially dilutive securities, because the options’ exercise prices were greater than the average market price of the common shares.

24. Quarterly Results of Operations (Unaudited)

     The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2004 and 2003:

2004	April 4	July 4	October 3	December 31

(In thousands, except per share amounts)
Net sales	$205,805	$214,080	$200,038	$177,952
Gross profit	17,485	21,581	12,325	12,290
Net income/(loss) from continuing operations	1,368	3,300	(2,512)	(1,512)
Income/(loss) from discontinued operations, net of tax	—	(252)	(73)	63

Net income/(loss)	$1,368	$3,048	$(2,585)	($1,449)

Basic earnings/(loss) per common share:
Continuing operations	$0.11	$0.26	$(0.17)	($0.10)
Discontinued operations	—	(0.02)	—	—

Net income/(loss)	$0.11	$0.24	$(0.17)	($0.10)

Diluted earnings/(loss) per common share:
Continuing operations	$0.11	$0.26	($0.17)	($0.10)
Discontinued operations	—	(0.02)	—	—

Net income/(loss)	$0.11	$0.24	($0.17)	($0.10)

2003	March 30	June 29	September 28 (1)	December 31(2)

(In thousands, except per share amounts)
Net sales	$143,497	$152,978	$144,099	$155,750
Gross profit	14,622	12,605	6,242	7,357
Income from continuing operations	638	99	(31,722)	(7,999)
Loss from discontinued operations, net of tax	—	—	—	(1,637)

Net income/(loss)	$638	$99	$(31,722)	$(9,636)

Basic earnings/(loss) per common share:
Continuing operations	$0.05	$0.01	$(2.58)	$(0.65)
Discontinued operations	—	—	—	(0.13)

Net income/(loss)	$0.05	$0.01	$(2.58)	$(0.78)

Diluted earnings/(loss) per common share:
Continuing operations	$0.05	$0.01	$(2.58)	$(0.65)
Discontinued operations	—	—	—	(0.13)

Net income/(loss)	$0.05	$0.01	$(2.58)	$(0.78)

(1)	During the quarter ended September 28, 2003, we recognized restructuring and other charges of approximately $6.4 million ($4.3 million net of tax) (see Note 22) and a goodwill impairment charge of $23.2 million (see Note 2) were recognized.

(2)	During the quarter ended December 31, 2003, restructuring and other charges of approximately $8.7 million ($5.6 million net of tax) (see Note 22) were recognized.

25. Condensed Consolidating Financial Information

     The following tables present condensed consolidating financial information for: (a) Wolverine Tube, Inc. (the “Parent”) on a stand-alone basis; (b) on a combined basis, the guarantors of the 10.5% Senior Notes and 7.375% Senior Notes (“Subsidiary Guarantors”), which include TF Investor, Inc.; Tube Forming, L.P.; Wolverine Finance, LLC; Wolverine China Investments, LLC; Small Tube Manufacturing, LLC; Wolverine Joining Technologies, LLC; WT Holding Company, Inc. and Tube Forming Holdings, Inc.; and (c) on a combined basis, the Non-Guarantor Subsidiaries, which include Wolverine Tube (Canada) Inc.; 3072452 Nova Scotia Company; 3072453 Nova Scotia Company; 3072996 Nova Scotia Company; Wolverine Tube Canada Limited Partnership; Wolverine Tube (Shanghai) Co., Limited; Wolverine European Holdings BV; Wolverine Tube Europe BV; Wolverine Tube, BV; Wolverine Tubagem (Portugal), Lda; Wolverine Joining Technologies Canada, Inc.; Wolverine Europe; Wolverine Asia, Limited; WLVN de Latinoamerica, S. de R.L. de C.V.; and WLV Mexico, S. de R.L. de C.V. Each of the Subsidiary Guarantors is wholly-owned by Wolverine Tube, Inc. The guarantees issued by each of the Subsidiary Guarantors are full, unconditional, joint and several. Accordingly, separate financial statements of the wholly-owned Subsidiary Guarantors are not presented because the Subsidiary Guarantors are jointly, severally and unconditionally liable under the guarantees, and we believe separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors. Furthermore, there are no significant legal restrictions on the Parent’s ability to obtain funds from its subsidiaries by dividend or loan.

     The Parent is comprised of Alabama, Oklahoma, Tennessee, and Mississippi manufacturing operations and certain corporate management, sales and marketing, information services and finance functions.

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Year Ended December 31, 2004

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)
Net sales	$434,851	$157,620	$268,198	$(62,794)	$797,875
Cost of goods sold	408,699	138,304	249,985	(62,794)	734,194

Gross profit	26,152	19,316	18,213	—	63,681
Selling, general and administrative expenses	29,414	3,346	4,499	—	37,259
Restructuring and other charges	2,563	(27)	—	—	2,536

Operating income from continuing operations	(5,825)	15,997	13,714	—	23,886
Other expenses (income):
Interest expense, net	21,736	(39)	(837)	—	20,860
Loss on extinguishment of debt	3,009	—	—	—	3,009
Amortization and other, net	7,788	(13,069)	6,542	—	1,261
Equity in earnings of subsidiaries	24,953	—	—	(24,953)	—

Income/(loss) from continuing operations before income taxes	(13,405)	29,105	8,009	(24,953)	(1,244)
Income tax expense/(benefit) provision	(13,787)	10,448	1,451	—	(1,888)

Income/(loss) from continuing operations	382	18,657	6,558	(24,953)	644
Loss from discontinued operations, net of tax	—	—	(262)	—	(262)

Net income	$382	$18,657	$6,296	$(24,953)	$382

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Year Ended December 31, 2003

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)
Net sales	$318,244	$123,524	$199,438	$(44,882)	$596,324
Cost of goods sold	310,968	107,229	182,183	(44,882)	555,498

Gross profit	7,276	16,295	17,255	—	40,826
Selling, general and administrative expenses	24,318	3,296	4,489	—	32,103
Restructuring charges	14,157	503	397	—	15,057

Operating income/(loss) from continuing operations	(31,199)	12,496	12,369	—	(6,334)
Other expenses (income):
Interest expense, net	21,829	(13)	(598)	—	21,218
Amortization and other, net	8,915	(10,151)	3,092	—	1,856
Goodwill impairment	23,153	—	—	—	23,153
Equity in earnings of subsidiaries	23,886	—	—	(23,886)	—

Income/(loss) from continuing operations before income taxes	(61,210)	22,660	9,875	(23,886)	(52,561)
Income tax expense/(benefit) provision	(20,589)	8,099	(1,087)	—	(13,577)

Income/(loss) from continuing operations	(40,621)	14,561	10,962	(23,886)	(38,984)
Loss from discontinued operations, net of tax	—	—	(1,637)	—	(1,637)

Net income/(loss)	$(40,621)	$14,561	$9,325	$(23,886)	$(40,621)

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Year Ended December 31, 2002

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)
Net sales	$293,035	$119,340	$177,766	$(39,618)	$550,523
Cost of goods sold	271,871	102,591	157,238	(39,618)	492,082

Gross profit	21,164	16,749	20,528	—	58,441
Selling, general and administrative expenses	24,137	2,904	3,575	—	30,616

Operating income/(loss) from continuing operations	(2,973)	13,845	16,953	—	27,825
Other expenses (income):
Interest expense, net	20,489	(24)	(784)	—	19,681
Gain on extinguishment of debt	(1,349)	—	—	—	(1,349)
Amortization and other, net	4,145	(5,041)	1,904	—	1,008
Equity in earnings of subsidiaries	23,405	—	—	(23,405)	—

Income/(loss) from continuing operations before income taxes	(2,853)	18,910	15,833	(23,405)	8,485
Income tax expense/(benefit) provision	(9,530)	7,461	3,384	—	1,315

Income/(loss) from continuing operations	6,677	11,449	12,449	(23,405)	7,170
Income/(loss) from discontinued operations, net of tax	(1,117)	(801)	308	—	(1,610)

Net income	$5,560	$10,648	$12,757	$(23,405)	$5,560

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
December 31, 2004

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousand)
Assets
Current assets
Cash and equivalents	$11,191	$—	$23,826	$—	$35,017
Accounts receivable, net	6,822	59,750	27,392	—	93,964
Inventories	73,423	39,681	38,875	—	151,979
Prepaid expenses and other	3,677	1,400	1,828	—	6,905
Deferred taxes, current	8,175	211	(679)	—	7,707

Total current assets	103,288	101,042	91,242	—	295,572
Property, plant and equipment, net	120,889	28,672	45,405	—	194,966
Deferred charges, net	9,930	300	1,662	—	11,892
Deferred taxes, non-current	(982)	(7,385)	9,375	—	1,008
Goodwill, net	—	75,390	1,922	—	77,312
Assets held for sale	—	—	1,147	—	1,147
Prepaid pension and other	4,316	—	1,245		5,561
Investments in subsidiaries	445,423	325	(2,288)	(443,460)	—

Total assets	$682,864	$198,344	$149,710	$(443,460)	$587,458

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$23,725	$16,919	$19,268	$—	$59,912
Accrued liabilities	13,204	13,882	5,390	—	32,476
Short-term borrowings	—	24	1,195	—	1,219
Intercompany balances	163,267	(141,515)	(21,752)	—	—

Total current liabilities	200,196	(110,690)	4,101		93,607
Long-term debt	235,665	82	1,275	—	237,022
Pension liabilities	25,705	—	2,210	—	27,915
Postretirement benefit obligation	10,806	—	7,616	—	18,422
Accrued environmental remediation	990	—	—	—	990

Total liabilities	473,362	(110,608)	15,202		377,956

Stockholders’ equity	209,502	308,952	134,508	(443,460)	209,502

Total liabilities and stockholders’ equity	$682,864	$198,344	$149,710	$(443,460)	$587,458

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
December 31, 2003

			non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)
Assets
Current assets
Cash and equivalents	$8,530	$—	$37,559	$—	$46,089
Accounts receivable, net	7,119	54,931	24,775	—	86,825
Inventories	45,833	33,139	29,033	—	108,005
Prepaid expenses and other	6,575	408	218	—	7,201
Deferred taxes, current	5,581	—	—	—	5,581

Total current assets	73,638	88,478	91,585	—	253,701
Property, plant and equipment, net	126,642	30,838	41,062	—	198,542
Deferred charges, net	13,087	291	1,392	—	14,770
Goodwill, net	—	75,505	1,654	—	77,159
Assets held for sale	3,100	—	1,697	—	4,797
Investments	4,289	—	—	—	4,289
Investments in subsidiaries	409,796	302	—	(410,098)	—

Total assets	$630,552	$195,414	$137,390	$(410,098)	$553,258

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$17,813	$12,966	$16,724	$—	$47,503
Accrued liabilities	15,441	8,073	6,273	—	29,787
Short-term borrowings	—	—	1,502	—	1,502
Intercompany balances	131,590	(123,304)	(8,286)	—	—

Total current liabilities	164,844	(102,265)	16,213	—	78,792
Deferred income taxes	3,098	7,385	(10,124)	—	359
Long-term debt	253,107	—	1,177	—	254,284
Pension liabilities	18,594	—	3,722	—	22,316
Postretirement benefit obligation	10,406	—	6,589	—	16,995
Accrued environmental remediation	1,152	—	9	—	1,161

Total liabilities	451,201	(94,880)	17,586	—	373,907

Stockholders’ equity	179,351	290,294	119,804	(410,098)	179,351

Total liabilities and stockholders’ equity	$630,552	$195,414	$137,390	$(410,098)	$553,258

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Year Ended December 31, 2004

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)
Operating Activities
Income/(loss) from continuing operations	$382	$18,657	$6,558	$(24,953)	$644
Depreciation and amortization	10,766	3,454	3,187	—	17,407
Loss on early retirement of debt	3,009	—	—	—	3,009
Other non-cash items	100	56	—	—	156
Equity in earnings of subsidiaries	(24,953)	—	—	24,953	—
Changes in operating assets and liabilities	(18,810)	(2,381)	(8,667)	—	(29,858)

Net cash provided by/(used for) operating activities	(29,506)	19,786	1,078	—	(8,642)

Investing Activities
Additions to property, plant and equipment	(5,903)	(1,284)	(4,115)	—	(11,302)
Sale of Roxboro, NC facility	2,500	—	—		2,500
Investment in WLV Latin America	(703)	(36)	739		—
Other	—	82	—	—	82

Net cash used for investing activities	(4,106)	(1,238)	(3,376)	—	(8,720)

Financing Activities
Financing fees and expenses paid	(151)	—	—	—	(151)
Intercompany borrowings (payments)	29,408	(17,271)	(12,137)	—	—
Issuance of common stock	21,898	—	2,266	—	24,164
Retirement of Senior Notes	(20,510)	—	—		(20,510)
Other	2,279	(1,277)	(339)	—	663

Net cash provided by/(used for) financing activities	32,924	(18,548)	(10,210)	—	4,166
Effect of exchange rate on cash and equivalents	3,349	—	(963)	—	2,386

Net cash provided by/(used for) continuing operations	2,661	—	(13,471)	—	(10,810)
Net cash used for discontinued operations	—	—	(262)	—	(262)

Net increase/decrease in cash and equivalents	2,661	—	(13,733)	—	(11,072)
Cash and equivalents at beginning of period	8,530	—	37,559	—	46,089

Cash and equivalents at end of period	$11,191	$—	$23,826	$—	$35,017

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Year Ended December 31, 2003

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)
Operating Activities
Income/(loss) from continuing operations	$(40,621)	$14,561	$10,962	$(23,886)	$(38,984)
Depreciation and amortization	12,532	3,538	2,939	—	19,009
Deferred income taxes	(11,776)	—	(765)	—	(12,541)
Other non-cash items	316	50	—	—	366
Non-cash portion of restructuring charge	11,690	326	—	—	12,016
Goodwill impairment	23,153	—	—	—	23,153
Equity in earnings of subsidiaries	(23,886)	—	—	23,886	—
Changes in operating assets and liabilities	13,889	(11,217)	(5,442)	—	(2,770)

Net cash provided by/(used for) operating activities	(14,703)	7,258	7,694	—	249

Investing Activities
Additions to property, plant and equipment	(4,450)	(634)	(885)	—	(5,969)
Investments in rabbi trust	(4,289)	—	—	—	(4,289)
Other	6	—	6	—	12

Net cash used for investing activities	(8,733)	(634)	(879)	—	(10,246)

Financing Activities
Financing fees and expenses paid	(52)	—	—	—	(52)
Net (payments) borrowings on revolving credit facilities	(551)	551	(1,122)	—	(1,122)
Intercompany borrowings (payments)	9,915	(7,175)	(2,740)	—	—
Other financing activities	—	—	(6)	—	(6)

Net cash provided by/(used for) financing activities	9,312	(6,624)	(3,868)	—	(1,180)
Effect of exchange rate on cash and equivalents	193	—	2,452	—	2,645

Net cash provided by/(used for) continuing operations	(13,931)	—	5,399	—	(8,532)
Net cash provided by discontinued operations	—	—	701	—	701

Net increase/(decrease) in cash and equivalents	(13,931)	—	6,100	—	(7,831)
Cash and equivalents at beginning of period	22,461	—	31,459	—	53,920

Cash and equivalents at end of period	$8,530	$—	$37,559	$—	$46,089

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Year Ended December 31, 2002

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)
Operating Activities
Income from continuing operations	$6,677	$11,449	$12,449	$(23,405)	$7,170
Depreciation and amortization	12,392	3,381	2,643	—	18,416
Other non-cash items	(4,623)	2,720	244	—	(1,659)
Equity in earnings of subsidiaries	(23,405)	—	—	23,405	—
Changes in operating assets and liabilities	13,267	2,638	1,604	—	17,509

Net cash provided by operating activities	4,308	20,188	16,940	—	41,436

Investing Activities
Additions to property, plant and equipment	(5,120)	(986)	(1,641)	—	(7,747)
Other	(1)	—	1	—	—

Net cash used for investing activities	(5,121)	(986)	(1,640)	—	(7,747)

Financing Activities
Financing fees and expenses paid	(8,687)	—	—	—	(8,687)
Net payments on revolving credit facilities	(97,907)	—	(465)	—	(98,372)
Intercompany borrowings (payments)	27,309	(18,351)	(8,958)	—	—
Net increase in note payable	—	—	2,021	—	2,021
Proceeds from issuance of Senior Notes	118,546	—	—	—	118,546
Retirement of Senior Notes	(13,901)	—	—	—	(13,901)
Issuance of common stock	89	—	—	—	89
Redemption of preferred stock	(1,000)	—	—	—	(1,000)
Dividends paid on preferred stock	(58)	—	—	—	(58)

Net cash provided by/(used for) financing activities	24,391	(18,351)	(7,402)	—	(1,362)
Effect of exchange rate on cash and equivalents	—	(50)	924	—	874

Net cash provided by continuing operations	23,578	801	8,822	—	33,201
Net cash used for discontinued operations	(1,117)	(801)	(102)	—	(2,020)

Net increase in cash and equivalents	22,461	—	8,720	—	31,181
Cash and equivalents at beginning of period	—	—	22,739	—	22,739

Cash and equivalents at end of period	$22,461	$—	$31,459	$—	$53,920

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Wolverine Tube, Inc.

     We have audited the accompanying consolidated balance sheet of Wolverine Tube, Inc. and Subsidiaries (the “Company”) as of December 31, 2004, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the accompanying financial statement schedule II. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wolverine Tube, Inc. and Subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Wolverine Tube, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Birmingham, Alabama
March 11, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Wolverine Tube, Inc.

     We have audited the accompanying consolidated balance sheet of Wolverine Tube, Inc. and Subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2003. Our audits also included the 2003 and 2002 data in the financial statement schedule listed in the index at Item 15(a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Overnight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wolverine Tube, Inc. and Subsidiaries at December 31, 2003, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the 2003 and 2002 data in the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 2 to the consolidated financial statements, in fiscal 2002 the Company changed its method of accounting for goodwill.

/s/ Ernst & Young LLP
February 26, 2004
Birmingham, Alabama

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders Wolverine Tube, Inc.:

     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Wolverine Tube, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of Wolverine Tube, Inc. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the internal control over financial reporting of Wolverine Tube, Inc. based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management’s assessment that Wolverine Tube, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the

COSO. Also, in our opinion, Wolverine Tube, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by COSO.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Wolverine Tube, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year then ended, and our report dated March 11, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Birmingham, Alabama
March 11, 2005

Wolverine Tube, Inc. and Subsidiaries
Schedule II—Valuation and Qualifying Accounts

	Balance	Charged to	Charged to			Balance at
	Beginning of	Cost and	Other			End of
Description	Period	Expenses	Accounts	Deductions		Period

(In thousands)
Year ended December 31, 2004:
Deducted from assets accounts:
Reserve for sales returns and allowances	$658	$10	$—	$(158	) (1)	$510
Allowances for doubtful accounts	437	350	—	(338	) (2)	449

Year ended December 31, 2003:
Deducted from assets accounts:
Reserve for sales returns and allowances	$508	$327	$—	$(177	) (1)	$658
Allowances for doubtful accounts	481	238	(247)	(35	) (2)	437

Year ended December 31, 2002:
Deducted from assets accounts:
Reserve for sales returns and allowances	$699	$249	$(187)	$(253	) (1)	$508
Allowances for doubtful accounts	1,823	492	—	(1,834	) (2)	481

(1) Reduction of reserve, net of translation adjustments, for actual sales returns and allowances.

(2) Uncollectible accounts written off from both continuing and discontinued operations, net of translation adjustments and recoveries.

S-1

Exhibit Index

Exhibit
Number	Description
10.47	Ninth Amendment and Agreement to Consignment and Forward Contracts Agreement dated as of January 13, 2005, among the Company, certain of the Company’s subsidiaries and Bank of America Precious Metals, Inc. as successor to Fleet Precious Metals, Inc.

21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.