Form 10-Q
period 2005-04-03
WOLVERINE TUBE INC
filed 2005-05-13
CIK 821407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 3, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐

Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date:

Class	Outstanding as of May 9, 2005

Common Stock, $0.01 Par Value	15,030,869 Shares

FORM 10-Q

QUARTERLY REPORT

		Page No.
PART I

Item 1.	Financial Statements
	Condensed Consolidated Statements of Operations (Unaudited) - Three-months ended April 3, 2005 and April 4, 2004	1
	Condensed Consolidated Balance Sheets - April 3, 2005 (Unaudited) and December 31, 2004	2
	Condensed Consolidated Statements of Cash Flows (Unaudited) - Three-months ended April 3, 2005 and April 4, 2004	3
	Notes to Unaudited Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	38

PART II

Item 5.	Other Information	38

Item 6.	Exhibits	38
EX-10.9 SALARIES AND BONUSES OF NAMED EXECUTIVE OFFICERS
EX-10.10 NON-EMPLOYEE DIRECTOR COMPENSATION
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

Item 1. Financial Statements

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(Unaudited)

	Three-months ended
	April 3, 2005	April 4, 2004

(In thousands except per share amounts)
Net sales	$213,482	$205,805
Cost of goods sold	203,422	188,320

Gross profit	10,060	17,485
Selling, general and administrative expenses	8,308	9,437
Restructuring charges/(credits)	(82)	571

Operating income	1,834	7,477
Other expenses:
Interest expense, net	5,322	5,070
Amortization and other, net	12	668

Income/(loss) before income taxes	(3,500)	1,739
Income tax provision/(benefit)	(1,018)	371

Net income/(loss)	$(2,482)	$1,368

Earnings/(loss) per share:
Basic	$(0.17)	$0.11
Diluted	$(0.17)	$0.11

Weighted average shares and share equivalents outstanding:
Basic	14,965	12,289
Diluted	14,965	12,534

The accompanying notes are an integral part of these consolidated financial statements.

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	April 3,	December 31,
	2005	2004

(In thousands except share and per share amounts)	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$15,263	$35,017
Accounts receivable, net	114,609	93,964
Inventories	157,702	151,979
Prepaid expenses and other	10,557	6,905
Deferred taxes current	7,194	7,707

Total current assets	305,325	295,572
Property, plant and equipment, net	193,507	194,966
Deferred charges, net	11,770	11,892
Goodwill, net	77,222	77,312
Deferred taxes, non-current	922	1,008
Assets held for sale	1,160	1,147
Investments	5,572	5,561

Total assets	$595,478	$587,458

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$76,485	$59,912
Accrued liabilities	19,634	32,476
Short-term borrowings	321	1,219

Total current liabilities	96,440	93,607
Long-term debt	242,401	237,022
Pension liabilities	29,366	27,915
Postretirement benefit obligation	18,702	18,422
Accrued environmental remediation	946	990

Total liabilities	387,855	377,956
Stockholders’ equity
Common stock, par value $0.01 per share; 40,000,000 shares authorized; 15,013,922 and 14,927,577 shares issued and outstanding as of April 3, 2005 and December 31, 2004, respectively	150	149
Additional paid-in capital	91,390	90,571
Retained earnings	121,868	124,350
Unearned compensation	(648)	(309)
Accumulated other comprehensive loss	(5,137)	(5,259)

Total stockholders’ equity	207,623	209,502

Total liabilities and stockholders’ equity	$595,478	$587,458

The accompanying notes are an integral part of these consolidated financial statements

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three-months ended
	April 3, 2005	April 4, 2004

(In thousands)
Operating Activities
Net income/(loss)	$(2,482)	$1,368
Adjustments to reconcile net income/(loss) to net cash used for operating activities:
Depreciation and amortization	4,293	4,668
Deferred income tax benefit	(654)	9
Other non-cash items	1,395	2,953
Changes in operating assets and liabilities:
Accounts receivable, net	(21,042)	(32,532)
Inventories	(6,325)	(11,335)
Refundable income taxes	(704)	(180)
Prepaid expenses and other	(4,250)	(4,718)
Accounts payable	16,747	14,964
Accrued liabilities including pension, postretirement benefit and environmental	(9,171)	(7,810)

Net cash used for operating activities	(22,193)	(32,613)

Investing Activities
Additions to property, plant and equipment	(3,406)	(1,607)
Disposal of property, plant and equipment	51	270

Net cash used for investing activities	(3,355)	(1,337)

Financing Activities
Financing fees and expenses paid	(2)	(86)
Net borrowings/(payments) on revolving credit facilities	6,500	20,000
Issuance/(redemption) of Common Stock	403	(43)
Other financing activities	(857)	(186)

Net cash provided by financing activities	6,044	19,685
Effect of exchange rate on cash and cash equivalents	(250)	(771)

Net cash used for continuing operations	(19,754)	(15,036)
Net cash provided by discontinued operations	—	552

Net decrease in cash and cash equivalents	(19,754)	(14,484)
Cash and cash equivalents at beginning of period	35,017	46,090

Cash and cash equivalents at end of period	$15,263	$31,606

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

     We have prepared the unaudited consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

     The accompanying consolidated financial statements presented herewith reflect all adjustments (consisting of only normal and recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three-months ended April 3, 2005 and April 4, 2004. The results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

     We use our internal operational reporting cycle for quarterly financial reporting.

     Prior to 2005, the Company did not uniformily apply the provisions of the Emerging Issues Task Force (“EITF”) Consensus 00-10 as freight amounts billed to customers, in the aggregate, were not material to the financial statements as a whole. Beginning in the first quarter 2005, because the Company now believes that, due to rising fuel and other transportation costs, freight costs billed to customers may become material, the Company began classifying freight billed to customers as revenue instead of as a reduction to cost of goods sold in accordance with EITF 00-10. The impact of the reclassification on the first quarter of 2005 was approximately $0.1 million.

(2) Inventories

     Inventories are as follows:

	April 3, 2005	December 31, 2004

(In thousands)
Finished products	$64,862	$61,376
Work-in-process	36,206	35,920
Raw materials	29,390	27,653
Supplies	27,244	27,030

Totals	$157,702	$151,979

(3) Earnings/(Loss) Per Share

     Basic earnings/(loss) per share were computed by dividing net income/(loss) by the weighted average number of shares outstanding during each period. Where applicable, diluted earnings/(loss) per share were calculated by including the effect of all dilutive securities, including stock options and unvested restricted stock. To the extent that stock options and unvested restricted stock are anti-dilutive, they are excluded from the calculation of diluted earnings/(loss) per share in accordance with Statement of Financial Accounting No. 128 (“SFAS 128”), Earnings Per Share.

     The following table sets forth the computation of basic and diluted earnings per share:

	Three-months ended
	April 3, 2005	April 4, 2004

(In thousands, except per share data)
Net income /(loss)	$(2,482)	$1,368

Weighted average shares and share equivalents outstanding:
Basic shares	14,965	12,289
Dilutive stock options and restricted shares	—	245

Diluted weighted average shares and share equivalents	14,965	12,534

Earnings/(loss) per common share:
Basic	(0.17)	0.11
Diluted	(0.17)	0.11

     We had additional stock options outstanding of 1,048,725 and 1,301,263 for the three-months ended April 3, 2005 and April 4, 2004, respectively, which were not included in the computation of potentially dilutive securities, because the options’ exercise prices were greater than the average market price of the common shares, or because the option’s were anti-dilutive.

(4) Stock-Based Compensation Plans

     We account for our stock option compensation plans using the intrinsic value method prescribed in Accounting Principals Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations, under which no stock option compensation expense is reflected in net income/(loss) because the exercise price of our stock options equals the market price of the underlying stock on the date of grant. The following table illustrates the effect on net income/(loss) and earnings/(loss) per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standard No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, to our stock option compensation plans.

	Three-month periods ended
	April 3, 2005	April 4, 2004

(In thousands, except per share amounts)
Net income/(loss), as reported	$(2,482)	$1,368
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(135)	(56)

Pro forma net income/(loss)	$(2,617)	$1,312

Earnings/(loss) per share:
Basic – as reported	$(0.17)	$0.11
Basic – pro forma	$(0.17)	$0.11

Diluted – as reported	$(0.17)	$0.11
Diluted – pro forma	$(0.17)	$0.11

     In December 2004, Statement of Financial Accounting Standard No. 123R (“SFAS 123R”), Share-Based Payment, was issued. This statement amends SFAS 123, and requires companies to recognize in their financial statements the compensation cost relating to share-based payment transactions. The effective date of this standard is for interim and annual periods beginning after December 15, 2005.

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

(5) Interest Expense

     The following table summarizes interest expense, net :

	Three-months ended
	April 3, 2005	April 4, 2004

(in thousands)
Interest expense	$5,413	$5,475
Interest income	(67)	(97)
Effect of interest rate swap	45	(284)
Capitalized interest	(69)	(24)

Interest expense, net	$5,322	$5,070

(6) Debt

     The following table summarizes long-term debt:

	April 3, 2005	December 31, 2004

(In thousands)
Secured revolving credit facility, due March 2007	$7,500	$1,000
Senior Notes, 10.5%, due April 2009	99,400	99,400
Discount on 10.5% Senior Notes, original issue discount amortized over 7 years	(686)	(729)
Senior Notes, 7.375%, due August 2008	134,988	136,097
Discount on 7.375% Senior Notes, original issue discount amortized over 10 years	(96)	(103)
Capitalized leases	100	106
Netherlands facility, 5.1%, due on demand	57	976
Other foreign facilities	1,459	1,494

	242,722	238,241
Less short-term borrowings	321	1,219

Total	$242,401	$237,022

     Under our secured revolving credit facility in place at April 3, 2005, we had $7.5 million in outstanding borrowings. We also had approximately $9.2 million of standby letters of credit outstanding, and approximately $21.5 million (subject to a $2.0 million excess availability requirement) in additional borrowing capacity available thereunder.

     As of December 31, 2004, we had $1.0 million in outstanding borrowings under our secured revolving credit facility. We had approximately $9.2 million of standby letters of credit outstanding under the secured revolving facility, and approximately $26.6 million (subject to a $2.0 million excess availability requirement) in additional borrowing capacity available thereunder.

     The Company’s additional borrowing capacity available in each of the periods ended April 3, 2004 and December 31, 2004 reflects a reduction in the available amount for the value of the interest rate swap outstanding of $1.8 million and $0.7 million, respectively.

     Under the consignment and forward contracts arrangement with Fleet Precious Metals, Inc., operating as Bank of America Precious Metals (“BAPM”) in place at April 3, 2005, we had $12.8 million of silver in our inventory under the silver consignment facility and $2.0 million committed to under the forward contracts arrangement. At December 31, 2004, we had $13.9 million in our inventory under the silver consignment facility and $0.7 million outstanding under the forward contracts arrangement.

     On April 28, 2005, we established a new three-year receivables sale facility of up to $45 million arranged by Wachovia Bank, National Association (“Wachovia”); amended and restated our current secured revolving credit facility with Wachovia to provide for a three-year facility of up to $35 million; and amended and restated our silver consignment and forward contracts facility with BAPM. The amended and restated secured revolving credit agreement and amended and restated silver consignment agreement both amended their respective EBITDA and other financial covenants as of April 3, 2005. The Company was in compliance with the amended covenants as of April 3, 2005.

     All of the Company’s new, existing and amended liquidity facilities have cross default provisions.

(7) Contingencies

     We are subject to extensive environmental regulations imposed by local, state, federal and provincial authorities in the United States, Canada, China, Portugal and Mexico with respect to air emission, discharges to waterways, and the generation, handling, storage, transportation, treatment and disposal of waste material, and we have received various communications from regulatory authorities concerning environmental matters. We have accrued undiscounted estimated environmental remediation costs of $0.9 million as of April 3, 2005, consisting primarily of $0.7 million for the Ardmore, Tennessee facility and $0.2 million for the Decatur, Alabama facility. Based upon information currently available, we believe that the ultimate remediation costs for these matters are not reasonably likely to have a material effect on our business, financial condition or results of operations. However, actual costs related to these environmental matters could differ materially from the amounts we estimated and have accrued at April 3, 2005, and could result in additional exposure if these environmental matters are not resolved as anticipated.

(8) Comprehensive Income/(Loss)

     The following table summarizes comprehensive income/(loss) :

	Three-months ended
	April 3, 2005	April 4, 2004

(In thousands)
Net income/(loss)	$(2,482)	$1,368
Translation adjustment for financial statements denominated in a foreign currency	(1,805)	(1,819)
Unrealized gain/(loss) on cash flow hedges, net of tax	1,921	2,816
Minimum pension liability adjustment, net of tax	6	26

Comprehensive income/(loss)	$(2,360)	$2,391

(9) Restructuring Charges

     At April 3, 2005, remaining reserves for restructuring charges were $0.4 million with respect to the Booneville, Mississippi facility closure and $0.1 million for severance costs at the Decatur, Alabama facility related to the relocation of product lines from Decatur to Shawnee, Oklahoma and Monterrey, Mexico.

     In the first quarter of 2005, we recorded a net restructuring credit of $0.1 million. This amount includes $0.1 million in restructuring expense related to severance payments in Canada, $0.1 million of expenses related to the Booneville, Mississippi facility, offset by the forgiveness of personal property taxes for 2004 related to the Booneville facility of $0.3 million. In the first quarter of 2004, we incurred restructuring expenses of $0.6 million consisting of $0.3 million for Booneville, $0.2 million for employee severance and $0.1 million related to our closed Roxboro, NC facility and other restructuring related issues.

(10) Industry Segments

     The Company operates in three business segments: commercial products, wholesale products and rod, bar and other products. These segments are distinguishable by their potential end-user application. Commercial products consist primarily of high value added products sold directly to original equipment manufacturers. Wholesale products are commodity-type plumbing tube products, which are primarily sold to plumbing wholesalers and distributors. Rod, bar and other products consist of products sold to a variety of customers and includes our European distribution business. The commercial products segment includes manufacturing plants in the U.S., Canada, China, Portugal and Mexico. The wholesale products segment includes manufacturing facilities in the U.S. and Canada. The rod, bar and other products segment has a manufacturing facility in the U.S. and Canada. All product segments share a common sales, marketing and distribution effort. The performance of our operating segments is measured on sales and gross profit, of which the level of sales is directly impacted by the price of metal, primarily copper. We do not allocate asset amounts and items of income and expense below gross profit or depreciation and amortization.

     Summarized financial information concerning our reportable segments is shown in the following table:

			Rod, Bar
	Commercial	Wholesale	& Other	Consolidated

(In thousands)
Three-months ended April 3, 2005
Pounds shipped	55,455	23,411	4,893	83,759
Net sales	$153,070	$45,581	$14,831	$213,482
Gross profit/(loss)	9,619	(124)	565	10,060

Three-months ended April 4, 2004
Pounds shipped	61,070	25,932	6,350	93,352
Net sales	$144,926	$45,574	$15,305	$205,805
Gross profit	14,903	1,746	836	17,485

(11) Pension Expense

U.S. Qualified Retirement Plan

     The following table summarizes the components of net periodic pension cost for the U.S. Qualified Retirement Plan:

	Three-months ended
	April 3, 2005	April 4, 2004

(In thousands)
Service cost	$1,237	$1,135
Interest cost	2,522	2,393
Expected return on plan assets	(2,931)	(2,799)
Amortization of prior service cost	31	30
Amortization of net actuarial loss	449	341
PBGC premium (underfunded plan)	—	58

Net periodic pension cost	$1,308	$1,158

U.S. Nonqualified Retirement Plan

     The following table summarizes the components of net periodic pension cost for the Supplemental Benefit Restoration Plan and the Supplemental Executive Retirement Plan:

	Three-months ended
	April 3, 2005	April 4, 2004

(In thousands)
Service cost	$64	$48
Interest cost	122	115
Amortization of prior service cost	92	92
Amortization of loss	19	—
FAS 88 settlement	94	—

Net periodic pension cost	$391	$255

Canadian Plans

     The following table summarizes the components of net periodic pension cost for the Canadian pension plans:

	Three-months ended
	April 3, 2005	April 4, 2004

(In thousands)
Service cost	$204	$150
Interest cost	498	357
Expected return on plan assets	(514)	(325)
Amortization of prior service cost	32	25
Amortization of net actuarial loss	28	44

Net periodic pension cost	$248	$251

Postretirement Benefit Obligation

     The following table summarizes the components of the net periodic costs for postretirement benefits:

	Three-months ended
	April 3, 2005	April 4, 2004

(In thousands)
Service cost	$184	$183
Interest cost	283	255
Amortization of prior service cost	38	38
Amortization of deferred gain	11	5

Net periodic pension cost	$516	$481

(12) Assets Held for Sale

     On February 16, 2005, we entered into an agreement for the sale of the WRI land and building for $1.1 million U.S. dollars. This transaction closed on May 3, 2005. The Company incurred a loss of approximately $0.1 million on the sale of this property.

(13.) Income Taxes

     The income tax benefit of $1.0 million for the first quarter of 2005 is net of a $0.5 million tax charge related to the repatriation of $10.2 million from China under the American Jobs Creation Act of 2004

(14.) Litigation

     Our facilities and operations are subject to extensive environmental laws and regulations, and we are currently involved in various proceedings relating to environmental matters (See Note 7). We are not involved in any legal proceedings that we believe could have a material adverse effect upon our business, operating results or financial condition.

(15.) Consolidating Financial Information

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

Wolverine Tube, Inc. and Subsidiaries
Consolidating Statements of Operations
For the Three-Months Ended April 3, 2005
(Unaudited)

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)
Net sales	$120,171	$42,315	$70,343	$(19,347)	$213,482
Cost of goods sold	117,181	38,413	67,175	(19,347)	203,422

Gross profit	2,990	3,902	3,168	—	10,060
Selling, general and administrative expenses	6,259	803	1,246	—	8,308
Restructuring charges	(168)	—	86	—	(82)

Operating income/(loss) from continuing operations	(3,101)	3,099	1,836	—	1,834
Other expense/(income):
Interest expense, net	5,479	(11)	(146)	—	5,322
Amortization and other, net	3,272	(3,623)	363	—	12
Equity in earnings of subsidiaries	5,765	—	—	(5,765)	—

Income/(loss) from continuing operations before income taxes	(6,087)	6,733	1,619	(5,765)	(3,500)
Income tax provision/(benefit)	(3,605)	2,289	298	—	(1,018)

Net income/(loss)	$(2,482)	$4,444	$1,321	$(5,765)	$(2,482)

Wolverine Tube, Inc. and Subsidiaries
Consolidating Statements of Operations
For the Three-Months Ended April 4, 2004
(Unaudited)

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)
Net sales	$109,005	$41,920	$70,595	$(15,715)	$205,805
Cost of goods sold	102,725	35,431	65,879	(15,715)	188,320

Gross profit	6,280	6,489	4,716	—	17,485
Selling, general and administrative expenses	7,549	767	1,121	—	9,437
Restructuring charges	571	—	—	—	571

Operating income/(loss)	(1,840)	5,722	3,595	—	7,477
Other expense/(income):
Interest expense, net	5,212	(10)	(132)	—	5,070
Amortization and other, net	3,030	(3,294)	932	—	668
Equity in earnings of subsidiaries	8,015	—	—	(8,015)	—

Income/(loss) from continuing operations before income taxes	(2,067)	9,026	2,795	—	1,739
Income tax provision/(benefit)	(3,435)	3,255	551	—	371

Net income/(loss)	$1,368	$5,771	$2,244	$(8,015)	$1,368

Wolverine Tube, Inc. and Subsidiaries
Consolidating Balance Sheets
April 3, 2005
(Unaudited)

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)
Assets
Current assets
Cash and cash equivalents	$2,901	$—	$12,362	$—	$15,263
Accounts receivable, net	7,397	71,793	35,419	—	114,609
Inventories	81,310	39,495	36,897	—	157,702
Prepaid expenses and other	5,803	2,461	2,293	—	10,557
Deferred taxes, current	7,625	211	(642)	—	7,194

Total current assets	105,036	113,960	86,329	—	305,325

Property, plant and equipment, net	120,365	28,058	45,084	—	193,507
Deferred charges, net	9,616	—	2,154	—	11,770
Deferred taxes, non-current	(982)	(7,385)	9,289	—	922
Goodwill, net	—	75,674	1,548	—	77,222
Assets held for sale	—	—	1,160	—	1,160
Prepaid pension and other	4,302	—	1,270	—	5,572
Investments in subsidiaries	438,424	325	—	(438,749)	—

Total assets	$676,761	$210,632	$146,834	$(438,749)	$595,478

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$38,755	$18,674	$19,056	$—	$76,485
Accrued liabilities	(1,748)	15,843	5,539	—	19,634
Short-term borrowings	—	18	303	—	321
Intercompany balances	151,911	(137,381)	(14,530)	—	—

Total current liabilities	188,918	(102,846)	10,368	—	96,440

Long-term debt	241,106	82	1,213	—	242,401
Pension liabilities	27,357	—	2,009	—	29,366
Postretirement benefit obligation	10,814	—	7,888	—	18,702
Accrued environmental remediation	946	—	—	—	946

Total liabilities	469,141	(102,764)	21,478	—	387,855

Stockholders’ equity	207,620	313,396	125,356	(438,749)	207,623

Total liabilities and stockholders’ equity	$676,761	$210,632	$146,834	$(438,749)	$595,478

Wolverine Tube, Inc. and Subsidiaries
Consolidating Balance Sheets
December 31, 2004

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)
Assets
Current assets
Cash and cash equivalents	$11,191	$—	$23,826	$—	$35,017
Accounts receivable, net	6,822	59,750	27,392	—	93,964
Inventories	73,423	39,681	38,875	—	151,979
Prepaid expenses and other	3,677	1,400	1,828	—	6,905
Deferred taxes, current	8,175	211	(679)	—	7,707

Total current assets	103,288	101,042	91,242	—	295,572

Property, plant and equipment, net	120,889	28,672	45,405	—	194,966
Deferred charges, net	9,930	300	1,662	—	11,892
Deferred taxes, non-current	(982)	(7,385)	9,375	—	1,008
Goodwill, net	—	75,390	1,922	—	77,312
Assets held for sale	—	—	1,147	—	1,147
Prepaid pension and other	4,316	—	1,245	—	5,561
Investments in subsidiaries	445,423	325	(2,288)	(443,460)	—

Total assets	$682,864	$198,344	$149,710	$(443,460)	$587,458

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$23,725	$16,919	$19,268	$—	$59,912
Accrued liabilities	13,204	13,882	5,390	—	32,476
Short-term borrowings	—	24	1,195	—	1,219
Intercompany balances	163,267	(141,515)	(21,752)	—	—

Total current liabilities	200,196	(110,690)	4,101	—	93,607
Long-term debt	235,665	82	1,275	—	237,022
Pension liabilities	25,705	—	2,210	—	27,915
Postretirement benefit obligation	10,806	—	7,616	—	18,422
Accrued environmental remediation	990	—	—	—	990

Total liabilities	473,362	(110,608)	15,202	—	377,956

Stockholders’ equity	209502	308,952	134,508	(443,460)	209,502

Total liabilities and stockholders’ equity	$682,864	$198,344	$149,710	$(443,460)	$587,458

Wolverine Tube, Inc. and Subsidiaries
Consolidating Statements of Cash Flows
For the Three-Months Ended April 3, 2005
(Unaudited)

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)
Operating Activities
Income /(loss) from continuing operations	$(2,482)	$4,444	$1,321	$(5,765)	$(2,482)
Depreciation and amortization	2,753	762	778	—	4,293
Other non-cash items	941	15	(215)	—	741
Equity/(loss) in earnings of subsidiaries	(5,765)	—	—	5,765	—
Changes in operating assets and liabilities	(8,102)	(9,473)	(7,170)	—	(24,745)

Net used for operating activities	(12,655)	(4,252)	(5,286)	—	(22,193)

Investing Activities
Additions to property, plant and equipment	(1,990)	(333)	(1,083)	—	(3,406)
Other	21	186	(156)	—	51

Net cash used for investing activities	(1,969)	(147)	(1,239)	—	(3,355)

Financing Activities
Issuance of Common Stock	403	—	—	—	403
Financing fees and expenses paid	(2)	—	—	—	(2)
Net payments on revolving credit facilities	6,500	—	—	—	6,500
Intercompany borrowings (payments)	(10,610)	4,399	6,211	—	—
Other financing activities	10,225	—	(11,082)	—	(857)

Net cash provided by/(used for) financing activities	6,516	4,399	(4,871)	—	6,044
Effect of exchange rate on cash and cash equivalents	(182)	—	(68)	—	(250)

Net cash used for continuing operations	(8,290)	—	(11,464)	—	(19,754)
Net cash used for discontinued operations	—	—	—	—	—

Net decrease in cash and cash equivalents	(8,290)	—	(11,464)	—	(19,754)
Cash and cash equivalents at beginning of period	11,191	—	23,826	—	35,017

Cash and cash equivalents at end of period	$2,901	$—	$12,362	$—	$15,263

Wolverine Tube, Inc. and Subsidiaries
Consolidating Statements of Cash Flows
For the Three Months Ended April 4, 2004
(Unaudited)

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)
Operating Activities
Income /(loss) from continuing operations	$1,368	$5,770	$2,245	$(8,015)	$1,368
Depreciation and amortization	2,963	901	804	—	4,668
Other non-cash items	2,938	15	9	—	2,962
Equity in earnings of subsidiaries	(8,015)	—	—	8,015	—
Changes in operating assets and liabilities	(11,525)	(19,031)	(11,055)	—	(41,611)

Net cash used for operating activities	(12,271)	(12,345)	(7,997)	—	(32,613)

Investing Activities
Additions to property, plant and equipment	(1,255)	(176)	(176)	—	(1,607)
Disposals of fixed assets	—	270	—		270

Net cash provided by/(used for) investing activities	(1,255)	94	(176)	—	(1,337)

Financing Activities
Financing fees and expenses paid	(86)	—	—	—	(86)
Net borrowings/(payments) on revolving credit facilities	20,000	—	—	—	20,000
Intercompany borrowings (payments)	(7,692)	12,790	(5,098)	—	—
Issuance of common stock	(43)	—	—	—	(43)
Other financing activities	531	(531)	(186)	—	(186)

Net cash provided by/(used for) financing activities	12,710	12,259	(5,284)	—	19,685
Effect of exchange rate on cash and cash equivalents	(413)	—	(358)	—	(771)

Net cash provided by/(used for) continuing operations	(1,229)	8	(13,815)	—	(15,036)
Net cash provided by discontinued operations	—	—	552	—	552

Net increase/(decrease) in cash and cash equivalents	(1,229)	8	(13,263)	—	(14,484)
Cash and cash equivalents at beginning of period	8,536	(6)	37,560	—	46,090

Cash and cash equivalents at end of period	$7,307	$2	$24,297	$—	$31,606

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

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

Results of Operations

     The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of the Company for the three-months ended April 3, 2005 and April 4, 2004. This discussion should be read in conjunction with the unaudited consolidated financial statements and notes to the unaudited consolidated financial statements contained in Item 1 above, and the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Executive Summary

     We incurred a loss in the first quarter of 2005 of approximately $2.5 million, or $0.17 per share. This loss included a $521 thousand tax charge related to the repatriation of $10.2 million from China under the American Jobs Creation Act of 2004. The loss was principally the result of reduced demand and pricing in our wholesale products business due to continued record high copper prices, uncertainty by OEM manufacturers in regards to build schedules of 13 SEER units versus 10 SEER units coupled with a slow start to the air conditioning cooling season from unseasonably cooler weather, reduced production and our inability to absorb fixed costs into inventory, and an organized work slowdown by unionized employees at our Montreal, Quebec facility prior to striking on April 4, 2005.

     Demand, however, continues to remain strong for our technical tube, and our customer base continues to expand both geographically and in terms of adoption of our newest product offerings. The transition of production to our new Monterrey, Mexico facility continues on schedule, as well as increased outsourcing by customers of increasingly more complex assemblies and sub-components in our fabricated products business.

     Our liquidity position has improved significantly, as we have subsequent to the quarter-end entered into a new receivables sale facility of up to $45 million. In addition, we amended and restated our previous secured revolving credit facility into a new secured revolving credit facility of up to $35 million, and also amended our consignment and forward contracts facility for the purchase of silver. We now have approximately $80 million of liquidity available to us, subject to collateral, excess availability and borrowing base requirements.

For the Three-Months Ended April 3, 2005 Compared to the Three-Months Ended April 4, 2004

     Pounds shipped declined in the first quarter of 2005 in all business segments. Total shipments for the first quarter 2005 decreased to 83.8 million pounds as compared to 93.4 million pounds in the first quarter of 2004, a decrease of 9.6 million pounds or 10.3%. The change in pounds shipped by business segment was as follows:

Pounds Shipped
For the Three-Months Ended

In thousands, except for	April 3,	April 4,		%
percentages	2005	2004	Decrease	Decrease

Commercial products	55,455	61,070	5,615	9.2%
Wholesale products	23,411	25,932	2,521	9.7
Rod, bar and other products	4,893	6,350	1,457	23.0

Total	83,759	93,352	9,593	10.3%

     The decrease in pounds shipped in the commercial products segment was due primarily to uncertainties in OEM build schedules as manufacturers of residential air conditioning products try to balance production and inventory requirements between older 10 SEER models and the newly mandated 13 SEER products, coupled with cooler weather and a slow start to the 2005 cooling season. The decrease in pounds shipped in the wholesale products segment reflects the impact of continued record high copper prices on demand and pricing. The decrease in pounds shipped in the rod, bar and other products segment is mainly due to an organized work slow-down at the Company’s Montreal, Quebec facility by its unionized workers prior to striking on April 4, 2005.

     Net sales for the first quarter ended April 3, 2005 were $213.5 million compared to $205.8 million in the first quarter of 2004, an increase of $7.7 million or 3.7%. The increase/(decrease) in sales by business segment was as follows:

Net Sales
For the Three-Months Ended

			$	%
In thousands, except for			Increase/	Increase/
percentages	April 3, 2005	April 4, 2004	(Decrease)	(Decrease)

Commercial products	$153,070	$144,926	$8,144	5.6%
Wholesale products	45,581	45,574	7	0.0
Rod, bar and other products	14,831	15,305	(474)	(3.1)

Total	$213,482	$205,805	$7,677	3.7%

     Overall, the increase in revenue is due to a combination of higher copper prices and increased unit fabrication revenues, which were offset partly by decreased volumes. The average COMEX copper price in the first quarter 2005 was $1.47 per pound versus $1.23 per pound in the first quarter of 2004. Average unit fabrication revenues increased two cents per pound to $1.02 per pound in 2005, versus $1.00 per pound in 2004.

     Commercial product sales increased $0.39 per pound, to $2.76 per pound in 2005 versus $2.37 per pound in 2004, a 16.5% increase. The majority of the improvement is due to the rise in metal prices. However, we also benefited in this product segment from mix and price improvement, with a five cent per pound increase in fabrication revenues year over year. Wholesale product sales increased $0.19 per pound, to $1.95 per pound in 2005 versus $1.76 in the first quarter of 2004, a 10.8% increase. This increase in price reflects the rising COMEX price of copper, offset by a 16.5% decrease in fabrication revenue in this product segment. Rod, bar and other product sales decreased $0.5 million, or 3.1% as a result of a 20% decline in volume partly offset by an increase in unit sale price and, to a lesser extent, the impact of currency translation.

     Gross profit for the first quarter of 2005 was $10.1 million versus $17.5 million for the first quarter of 2004, a decrease of $7.4 million or 42.4%. The decrease in gross profit by business segment was as follows:

Gross Profit
For the Three-Months Ended

In thousands, except for percentages	April 3, 2005	April 4, 2004	$ Decrease	% Decrease

Commercial products	$9,619	$14,903	$5,284	35.5
Wholesale products	(124)	1,746	1,870	NM	*
Rod, bar and other products	565	836	271	32.4

Total	$10,060	$17,485	$7,425	42.4

*	Not Meaningful (“NM”)

     The decrease in gross profit is mainly attributable to the 10.3% decrease in pounds shipped, combined with weak pricing in the wholesale product segment. In addition, company-wide reductions in and curtailment of production resulted in the under absorption of fixed costs in the first quarter of 2005. The organized work slow-down at our Montreal, Quebec facility and the continued strengthening of the Canadian dollar versus the U.S. dollar also affected gross profit in the first quarter of 2005. For the first quarter of 2005 and 2004, the percentage of sales made by our Canadian facilities denominated in U.S. dollars ranged between 50% — 55%.

     Unit manufacturing costs for the first quarter of 2005 were $0.90 cents per pound, which includes the under absorption of overhead on lower volumes. This 2005 unit manufacturing cost also includes $1.4 million, or $0.02 per pound, translation impact of the U.S. dollar and improved selling prices. Manufacturing cost per pound in the first quarter of 2004 was $0.83.

     Gross profit for the commercial products segment declined in the first quarter of 2005 from lower volumes, resulting in the under absorption of fixed costs. Gross profit for wholesale products declined principally due to very weak pricing in both the U.S. and Canada and weaker demand. Gross profit for rod, bar and other products decreased due to reduced volumes, offset by gains in our European distribution operations.

     Selling, general and administrative (“SG&A”) expenses were $8.3 million in the first quarter of 2005 versus $9.4 million in the first quarter of 2004, a decrease of $1.1 million or 11.7%. The decrease in SG&A expense in the first quarter of 2005 as compared to 2004 is mainly the result of reduced compensation expense, as well as tight controls over other discretionary spending.

     Interest expense (net) in the first quarter of 2005 was $5.3 million, as compared to $5.1 million in the same period in 2004, an increase of $0.2 million or 3.9%. The increase is mostly the result of a reduction in the benefits received from our interest rate swap as interest rates have increased. In addition, the increase in our average borrowings on our secured revolving credit facility offset the benefits received by the $18.6 million reduction in June/July 2004 of our 10.5%

Senior Notes. In the first quarter of 2005, the borrowing rate on our secured revolving credit facility averaged 6.25% as compared to 5.0% in the first quarter of 2004.

     A tax benefit was recorded for the first quarter of 2005 of $1.0 million, or approximately 29% of the taxable loss, as compared to tax expense of $0.4 million, or approximately 21.3% of taxable income, for the same quarter a year ago. This tax benefit is net of a $0.5 million tax charge related to the repatriation of $10.2 million form China under the American Jobs Creation Act of 2004, as well a greater proportion of earnings in jurisdictions where the tax rate is lower due to income tax holidays, and to a greater extent, from losses which were incurred in jurisdictions where the tax rates are higher.

Restructuring and Other Charges

     At April 3, 2005, remaining reserves for restructuring charges were $0.4 million with respect to the Booneville, Mississippi facility closure and $0.1 million for severance costs at the Decatur, Alabama facility related to the relocation of product lines from Decatur to Shawnee, Oklahoma and Monterrey, Mexico.

     In the first quarter of 2005, we recorded a net restructuring credit of $0.1 million. This amount includes $0.1 million in restructuring expense related to severance payments in Canada, $0.1 million of expenses related to the Booneville, Mississippi facility, offset by the forgiveness of personal property taxes for 2004 related to the Booneville facility of $0.3 million. In the first quarter of 2004, we incurred restructuring expenses of $0.6 million consisting of $0.3 million for Booneville, $0.2 million for employee severance and $0.1 million related to our closed Roxboro, NC facility and other restructuring related issues.

Liquidity and Capital Resources

     The following table sets forth selected information concerning our financial condition:

	April 3, 2005	December 31,
	(Unaudited)	2004

(In thousands)
Cash and cash equivalents	$15,263	$35,017
Working capital	208,885	201,965
Total debt	242,722	238,241
Current ratio	3.17	3.16

Sources of Liquidity

     Our principal sources of liquidity are cash and cash equivalents, cash provided by operations, and borrowings under our bank credit facility.

     Cash and cash equivalents. During the first quarter of 2005, cash and cash equivalents decreased by $19.7 million. Cash and cash equivalents as of April 3, 2005 and December 31, 2004 were $15.3 million and $35.0 million, respectively, of which $12.4 million and $23.8 million, respectively, were held by subsidiaries located outside the U.S. On February 28, 2005, the Company took advantage of the special 85% dividends received deduction on the repatriation of certain foreign earnings offered under the American Jobs Creation Act of 2004 and repatriated approximately $10.2 million in previously unremitted earnings from its Chinese subsidiary. These funds had historically been considered “indefinitely invested”, and thus unavailable for use in the U.S. The repatriation of these funds was used to reduce the Company’s domestic borrowings.

     Approximately $3.6 million and $10.9 million of cash included in cash on hand was restricted as of April 3, 2005 and December 31, 2004, respectively, and is not available for general corporate use. Restricted cash at April 3, 2005 includes $0.3 million related to deposits for margin calls on our metal and natural gas hedge program, $1.8 million to secure a letter of credit for the loan made by the Portuguese government, $0.8 million as collateral to secure the Company’s travel and purchase credit card programs, $0.4 million as a deposit for the Monterrey, Mexico facility lease and $0.3 million in escrow related to the sale of the Company’s former Roxboro, NC facility. Restricted cash at December 31, 2004 includes $7.6 million related to deposits for margin calls on our metal and natural gas hedge program, $1.8 million to secure a letter of credit for the loan made by the Portuguese government, $0.8 million as collateral to secure the Company’s travel and purchase credit card programs, $0.4 million as a deposit for the Monterrey, Mexico facility lease and $0.3 million in escrow related to the sale of the Company’s former Roxboro, NC facility.

     Cash used for operations. Cash used for operating activities in the first quarter of 2005 was $22.2 million. Cash used for operating activities in the first quarter of 2004 was $32.6 million. Increased working capital requirements caused by historically high copper prices continue to negatively impact cash from operations. Generally, the primary factors affecting our ability to generate cash from operations are our ability to market and sell our products, our ability to maintain prices of our products, and our ability to minimize costs and realize operational efficiencies.

     Borrowings under our secured revolving credit facility. As of April 3, 2005, there was $7.5 million outstanding under the secured revolving credit facility. We also had approximately $9.2 million of standby letters of credit issued under the secured revolving credit facility and approximately $21.5 million (subject to a $2.0 million excess availability requirement) in additional borrowing availability thereunder at April 3, 2005. As of December 31, 2004, there was $1.0 million outstanding under the secured revolving credit facility. We also had approximately $9.2 million of standby letters of credit issued under the secured revolving credit facility and approximately $26.6 million (subject to a $2.0 million excess availability requirement) in additional borrowing availability thereunder at December 31, 2004. The Company’s additional borrowing capacity available in each of the periods ended April 3, 2005 and December 31, 2004 reflects a reduction in the available amount for the value of the interest rate swap outstanding of $1.8 million and $0.7 million, respectively.

Uses of Liquidity

     Our principal uses of liquidity are working capital needs, capital expenditures and interest and principal payments on our debt.

     Working capital needs. As noted above, net cash used by operating activities in the first quarter of 2005 was $22.2 million, as compared to cash used by operating activities of $32.6 million for the first quarter of 2004. The decrease in cash used by operations during the first quarter of 2005 is primarily the result of decreased working capital needs caused by historically high, but more stable copper prices during the first quarter of 2005, and by the decrease in volume. Due to seasonality, our business typically produces greater sales and requires a greater use of cash for working capital purposes in the first half of the year, as compared to the second half of the year when working capital is normally liquidated.

     Capital expenditures. In the first quarter of 2005, capital expenditures totaled $3.4 million versus $1.3 million in the first quarter of 2004. Capital expenditures include asset replacement, environmental and safety compliance, cost reduction, productivity improvement items, and expenditures for our new Mexico manufacturing facility. The Monterrey, Mexico facility is expected to contribute to both earnings and cash flow in 2005. Capital spending for Monterrey was approximately $0.4 million in 2004 and is forecasted to be approximately $2.3 million in 2005. We currently expect to spend between $10 to $12 million, in total, on capital expenditures in 2005.

     Payments related to our outstanding debt. In the first quarter of 2005, we made interest payments on our debt totaling $10.2 million, versus payments of $11.2 million in the first quarter of 2004. The decrease in interest payments from 2004 to 2005 results from the benefit received by the $18.6 million buyback in June/July 2004 of our 10.5% Senior Notes.

Outlook

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

     With the availability under our receivables sale facility, our amended and restated secured revolving credit facility, our current cash balances, and anticipated cash flow from continuing operations, we believe that we will be able to satisfy existing working capital needs, interest obligations and capital expenditure requirements.

Subsequent Events.

     On April 28, 2005, we established a three-year receivables sale facility of up to $45 million arranged by Wachovia Bank, National Association (“Wachovia”); amended and restated our current secured revolving credit facility with Wachovia to provide for a three-year facility of up to $35 million; and amended and restated our silver consignment and forward contracts facility with Fleet Precious Metals Inc., operating as Bank of America Precious Metals (“BAPM”).

Receivables Sale Facility

     Structure. Under the receivables sale facility, we will sell accounts receivable in transactions that will accelerate our receipt of cash from these receivables. Under the facility, we will first sell certain receivables to DEJ 98 Finance, LLC (“DEJ 98 Finance”), a newly-formed, bankruptcy-remote company. DEJ 98 Finance will then further sell undivided interests in these receivables to Blue Ridge Asset Funding Corporation, an affiliate of Wachovia (“Blue Ridge”), or, to the extent that Blue Ridge elects not to purchase, to Wachovia and certain other purchasers (the “Liquidity Banks”).

     The sales of receivables to DEJ 98 Finance and the sales of receivables interests from DEJ 98 Finance to Blue Ridge or the Liquidity Banks are structured as “true sales” under applicable laws. Any interests in the sold receivables which are retained by DEJ 98 Finance will not be available to us or our creditors. Blue Ridge and the Liquidity Banks have no recourse to our assets for losses resulting from the inability of customers to pay amounts owed on the receivables as they become due. As long as a termination event under the receivables sale facility has not occurred, we will conduct the servicing, administration and collection of the receivables as agent on behalf of DEJ 98 Finance, Blue Ridge and the Liquidity Banks. Prior to a termination event, DEJ 98 Finance will use collections from receivables not otherwise required to be paid to Blue Ridge and the Liquidity Banks to purchase newly-generated eligible receivables from us on a daily basis.

     Available Amounts. The amount of cash available to us from Blue Ridge or the Liquidity Banks will be based upon the amount of eligible receivables and certain reserves required by the facility. Accordingly, availability may fluctuate over time given changes in eligible receivables balances and calculation of reserves, but in no case will it exceed the facility’s $45 million purchase limit. On April 28, 2005, the Company received an initial funding of $12 million under the facility, leaving approximately $29.8 million in additional current availability thereunder.

     Costs. Our costs associated with the receivables sale facility will depend on whether purchases are funded by Blue Ridge or by the Liquidity Banks. To the extent that purchases are funded by Blue Ridge, our costs will be based on Blue Ridge’s cost of funds for issuing commercial paper plus monthly fees based on the average aggregate daily outstanding balance funded by Blue Ridge multiplied by a per annum rate of between 0.80% to 1.75%, depending on our fixed charge coverage ratio. To the extent that purchases are not funded by Blue Ridge, but instead are funded directly by the Liquidity Banks, our costs, payable monthly, will generally accrue on outstanding balances at either (i) the LIBO rate plus a margin between 1.75% to 3.00%, depending on the fixed charge coverage ratio, or (ii) the greater of the prime rate or adjusted federal funds rate plus a margin between 0.00% to 0.50%, depending on our fixed charge coverage ratio. Commitment fees are payable monthly at a per annum rate of between 0.35% to 0.50%, depending on our fixed charge coverage ratio, and will accrue on the unused portion of the facility. DEJ 98 Finance will also pay certain fees and expenses of Wachovia and

Blue Ridge, including an annual administration fee and audit and legal fees of Blue Ridge and Wachovia associated with the receivables sales facility. We also paid a one-time structuring fee to Wachovia at closing.

     Representations, Warranties, Covenants and Indemnities. The receivable sales facility contains representations, warranties, covenants and indemnities customary for facilities of this type.

     Termination. The receivables sale facility is scheduled to expire on April 28, 2008. Although Blue Ridge is not committed to purchase undivided ownership interests in receivables, the Liquidity Banks have committed to (if Blue Ridge does not) purchase receivables interests, on the terms and subject to the conditions in the receivables sale facility, until this expiration date. The Company can terminate the receivables sale facility upon 10 days’ notice without a termination fee.

     Wachovia, as agent for Blue Ridge and the Liquidity Banks, can terminate purchases of receivables interests prior to the scheduled expiration date upon the occurrence of certain events, including, among others, non-performance by DEJ 98 Finance or us of payments or other agreements under the receivables sale facility; inaccuracy of the representations and warranties of DEJ 98 Finance or us made in the facility documents; defaults with respect to other obligations of DEJ 98 Finance; defaults with respect to indebtedness in excess of $2.5 million of the Company or its subsidiaries other than DEJ 98 Finance; bankruptcy or insolvency events regarding us or any of our subsidiaries; certain statistics concerning collections of the receivables not meeting specified criteria; certain change of control events; the rendering of judgments in excess of specified amounts against DEJ 98 Finance, us or our subsidiaries; the termination of any of the transaction documents, the cessation of any transfers of receivables under the Receivables Sale Agreement or the ineffectiveness of our performance guarantee; the agent’s interest in the receivables ceasing to be valid; the outstanding amount received by us exceeding the $45 million purchase limit or the aggregate adjusted amount of outstanding receivables; certain events that materially adversely affect the credit quality of receivables or the Company and its subsidiaries taken as a whole; certain ERISA events; and defaults in any of the following financial requirements applicable to the Company and its consolidated subsidiaries:

•	a minimum consolidated EBITDA test measured quarterly on a rolling four quarter basis, with the minimum consolidated EBITDA requirement equal to $33.5 million for the first fiscal quarter of 2005 and $27.5 million for the second fiscal quarter of 2005;

•	a $15 million annual consolidated capital expenditure limitation;

•	a minimum $5 million ongoing excess availability requirement under the secured revolving credit facility (as described below);

•	and at and after any time when outstanding obligations under the secured revolving credit facility equal or exceed $18 million, a monthly minimum fixed charge coverage ratio requirement (which, if such requirement were applicable in 2005, would be 1.0 to 1.0).

     As of April 28, 2005, we were in compliance with these financial requirements.

Amended and Restated Credit Facility

     In connection with the establishment of the receivables sale facility, we also amended and restated our existing $40 million secured revolving credit facility pursuant to an Amended and Restated Credit Agreement.

     The Amended and Restated Credit Agreement provides us with a maximum aggregate borrowing availability of $35 million, subject to a $5 million excess availability requirement. The aggregate amount available under the Amended and Restated Credit Agreement continues to include a $12 million sub-limit for letters of credit. The terms of the Amended and Restated Credit Agreement also include:

     Borrowing Base. At any time before the maturity of the facility, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (i) 85% of our eligible accounts receivable (other than Wolverine Joining Technologies, LLC) and (ii) 60% of our eligible inventory (eligible inventory attributable to Wolverine Joining Technologies, LLC is capped at $3 million). The administrative agent may establish reserve requirements, and the reserve requirements and eligibility standards may be adjusted during the term.

     Interest and Fees. Under the Amended and Restated Credit Agreement, borrowings generally bear interest, at our option, at the following rates (i) the Eurodollar rate or the LMIR rate plus a margin between 1.75% to 3.00%, depending on the fixed charge coverage ratio of the Company and its consolidated subsidiaries, or (ii) the greater of the prime rate or adjusted federal funds rate plus a margin between 0.00% to 0.50%, depending on the fixed charge coverage ratio. Accrued interest is payable monthly on outstanding principal amounts, quarterly in the case of Eurodollar loans. In addition, fees and expenses are payable based on unused borrowing availability (0.25% to 0.50% per annum, depending on the fixed charge coverage ratio), outstanding letters of credit (1.75% to 3.00% fee, depending on the fixed charge coverage ratio) and administrative and legal costs.

     Maturity. The maturity date of the secured revolving credit facility under the Amended and Restated Credit Agreement is April 28, 2008, at which time all amounts borrowed under the facility will be due and outstanding letters of credit must be cash collateralized. The facility may be terminated early upon the occurrence of an event of default.

     Security. The obligations under the Amended and Restated Credit Agreement are secured by (i) a first priority lien on substantially all of our assets, including inventory and accounts receivable not sold in the receivables sale facility (but excluding real estate and equipment), (ii) a first priority pledge of the capital stock of existing and future first-tier foreign subsidiaries of the Company and of DEJ 98 Finance, and (iii) a springing first priority lien upon our equipment which will be granted only at such time as the outstanding obligations under the Amended and Restated Credit Agreement reach $18 million.

     Covenants. The Amended and Restated Credit Agreement continues to contain customary representations and warranties, as well as covenants which, among other things, limit our ability to incur additional indebtedness and liens; enter into transactions with affiliates; make acquisitions; pay dividends; redeem or repurchase capital stock or senior notes; make investments or loans; make negative pledges; consolidate, merge or effect asset sales; or change the nature of our business. The Amended and Restated Credit Agreement adjusted the financial covenants applicable to us at April 3, 2005 and going forward are the same as the financial requirements under the receivables sale facility as described above.

     Events of Default and Acceleration. The secured revolving credit facility contains customary events of default for credit facilities of this size and type, and includes, without limitation, payment defaults; defaults in performance of covenants or other agreements contained in the transaction documents; inaccuracies in representations and warranties; certain defaults, termination events or similar events with respect to the receivables sale facility or the silver consignment and forward contracts facility; certain defaults with respect to our outstanding senior notes or other indebtedness in excess of $2.5 million; certain bankruptcy or insolvency events; the rendering of certain judgments in excess of $2.5 million; certain ERISA events; certain change in control events and the defectiveness of any liens under the secured revolving credit facility. Obligations under the secured revolving credit facility may be accelerated upon the occurrence of an event of default.

     On April 28, 2005, we repaid outstanding borrowings of $9 million under the secured revolving credit facility using proceeds from the initial funding of the receivables sale facility. As of April 28, 2005, $9.3 million of letters of credit were outstanding under the secured revolving credit facility, leaving approximately $21.1 million (subject to the $5 million excess availability requirement) in additional borrowing availability thereunder.

Amended and Restated Consignment Agreement

     In connection with the establishment of the receivables sale facility and the amendment and restatement of the secured revolving credit facility, we also amended and restated our existing silver consignment and forward contracts facility with BAPM pursuant to an Amended and Restated Consignment Agreement.

     Under the Amended and Restated Consignment Agreement, BAPM continues to extend to us a silver consignment facility, pursuant to which BAPM consigns certain amounts of silver upon request, as well as a silver forward contracts facility, pursuant to which we may contract to purchase certain amounts of silver from BAPM in the future for a set price. The Amended and Restated Consignment Agreement adjusts the maximum value of consigned silver available to us at any time under the consignment facility to be the lesser of $17 million dollars or the value of 2.4 million fine troy ounces of silver, in either case less an amount equal to 20% of the face value of all outstanding forward contracts under the forward contract facility. The forward contract limit remains at $700,000, which permits us to have up to $3.5 million in aggregate face value of forward contracts outstanding under this facility. The remaining terms of the Amended and Restated Consignment Agreement include:

     Fees. We pay BAPM a market premium per troy ounce of consigned silver as well as a floating consignment fee on consigned silver at an annual rate fixed by BAPM from time to time (currently 3.25%). We may elect, in certain circumstances, to pay a fixed consignment fee on specific quantities and forms of consigned silver at a market rate reflective of BAPM’s cost of funding. When silver is purchased and withdrawn from consignment, whether upon election or sale to customers in the ordinary course of business, we are obligated to either pay BAPM the purchase price of the silver or deliver an equal amount of silver to BAPM’s account. We may also enter into floating forward contracts which bear interest payable on a monthly basis at a per annum rate equal to the prime rate minus 1-1/2%, or hybrid forward contracts under which the purchase price includes the carrying cost.

     Security. To secure our obligations under the Amended and Restated Consignment Agreement, BAPM has a first priority security interest in the silver subject to consignment or outstanding forward contracts and any proceeds and products thereof (other than receivables and associated collections sold by us in connection with the receivables sale facility). We have also placed money in escrow to cover the costs of refining, processing and recovery of the consigned silver.

     Representations, Warranties and Covenants. The Amended and Restated Consignment Agreement continues to include customary representations, warranties and covenants and to incorporate by reference all of the representations, warranties and covenants contained in the Amended and Restated Credit Agreement, as discussed above. The Amended and Restated Consignment Agreement adjusted the financial covenants applicable to us at April 3, 2005 and going forward are the same as the financial requirements under the receivables sale facility as describe above.

     Termination and Events of Default. The consignment facility and/or the forward contracts facility, and BAPM’s obligations thereunder, may be terminated by BAPM upon thirty (30) days’ prior written notice. Upon such termination, all sums outstanding under the relevant facility will become due and payable and, upon termination of the consignment facility, any consigned silver that has not been purchased and paid for must be returned to BAPM. In addition, upon the occurrence of any of the events of default contained in the Amended and Restated Consignment Agreement, BAPM may terminate its obligations under the Amended and Restated Consignment Agreement and accelerate all of our obligations thereunder (including the return of any outstanding consigned silver). These events of default include, among others, defaults in payment or performance of obligations under any transaction agreement or to BAPM or Fleet National Bank or any affiliate; inaccuracy of representations or warranties; certain defaults, termination events or similar events with respect to the receivables sale facility, the secured revolving credit facility, our outstanding senior notes or other indebtedness in excess of $2.5 million; certain bankruptcy or insolvency events; certain material loss, theft or damage to, or attachment of, the consigned silver; the determination by BAPM in good faith that we have suffered a material adverse change; and certain change in control events.

     As of May 1, 2005, the value of consigned silver in our inventory under the consignment facility was $12.2 million. The value of silver committed under the forward contracts facility was $2.0 million.

Environmental Matters

     We are subject to extensive environmental regulations imposed by local, state, federal and provincial authorities in the United States, Canada, China, Portugal and Mexico with respect to air emission, discharges to waterways, and the generation, handling, storage, transportation, treatment and disposal of waste material, and we have received various communications from regulatory authorities concerning environmental matters. We have accrued undiscounted estimated environmental remediation costs of $0.9 million as of April 3, 2005, consisting primarily of $0.7 million for the Ardmore, Tennessee facility and $0.2 million for the Decatur, Alabama facility. Based upon information currently available, we believe that the ultimate remediation costs for these matters are not reasonably likely to have a material effect on our business, financial condition or results of operations. However, actual costs related to these environmental matters could differ materially from the amounts we estimated and have accrued at April 3, 2005, and could result in additional exposure if these environmental matters are not resolved as anticipated.

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

     The estimated remaining assessment, monitoring, remedial, legal and other costs related to the environmental matters at our Decatur, Alabama facility are $0.2 million as of April 3, 2005.

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

     We have proposed to the Tennessee Division that an interim corrective measure be implemented at the facility. The interim measure will consist of a system to extract water and vapors from the areas of highest concentration. The system can be expanded to conduct additional remediation efforts, if required. Based on recent testing efforts at the facility and available information, it is estimated that costs of between $0.7 million and $2.0 million will be incurred to complete the investigation and develop the remediation plans for this site.

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

     These forward-looking statements are subject to various risks and uncertainties which could cause actual results to differ materially from those stated or implied by such forward-looking statements. Detailed information concerning risk factors is contained under “Risk Factors That May Affect Future Performance” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2004, which information is incorporated herein by reference and which may be revised in future Securities and Exchange Commission filings by the Company. Additional risk factors are described below and may appear elsewhere in this report. You should carefully consider all of the risks and all other information contained in or incorporated by reference in this report and in our filings with the SEC. These risks are not the only ones we face. Additional risks and uncertainties not presently known to us, or which we currently consider immaterial, also may adversely affect us. If any of these risks actually occur, our business, financial condition and results of operations could be materially and adversely affected.

Our significant debt levels may limit our future ability to obtain additional financing and to pursue business opportunities.

     As of April 3, 2005, our total debt was $242.7 million, which represented approximately 54% of our total capitalization. On April 28, 2005, we entered into a new receivables sale agreement, amended and restated our secured revolving credit agreement and our consignment and forward contracts facility to provide additional liquidity. Under these new liquidity facilities and the indentures governing our outstanding Senior Notes, our ability to obtain additional debt and/or obtain additional sources of financing is limited. This may hinder our future ability to pursue additional business opportunities.

Despite our significant debt levels, we and our subsidiaries may be able to incur substantially more debt. This could further exacerbate the risks described above.

     We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the agreements governing our receivables sale facility, amended and restated secured revolving credit facility, amended and restated consignment and forward contracts facility and indentures governing our outstanding Senior Notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial.

     The amended and restated credit agreement entered into on April 28, 2005 governing our secured revolving credit facility permits us to borrow up to $35.0 million (subject to a $5.0 million excess availability requirement) as long as we meet certain inventory levels and comply with financial and other covenants. Further, although the covenants in the credit agreement generally prohibit us from incurring additional indebtedness, the limited exceptions to this restriction would permit the Company to incur specific types of indebtedness, for example, up to $2.5 million in purchase money indebtedness to finance the purchase of fixed assets. The credit agreement also contains a general exception to this restriction for the incurrence of up to $5.0 million in additional unsecured debt under certain conditions.

     The covenants contained in the indenture governing our 10.5% Senior Notes do not limit the additional unsecured indebtedness we may incur so long as we have met the required coverage ratio, which generally measures our ability to cover our ongoing debt service obligations with our earnings, and no default has occurred nor is it continuing. These restrictions do not prevent us from incurring obligations that do not constitute indebtedness. To the extent new debt is added to our and our subsidiaries’ currently anticipated debt levels, the substantial leverage risks described above would increase.

We may not have access to funds under our receivables sale facility, our amended and restated secured revolving credit facility, or our amended and restated consignment and forward contracts facility if we are not able to meet the conditions in those facilities, or to renew on acceptable terms upon expiration of the receivables sale and credit facilies in April 2008, or to obtain alternative financing to satisfy working capital needs.

     We view our existing receivables sale facility, amended and restated secured revolving credit facility and amended and restated consignment and forward contract facility as sources of available liquidity. These facilities contain various conditions, covenants and representations with which we must be in compliance in order to access funds. Should we need access to funds under these facilities in the future, there can be no assurances that we will be in compliance with the conditions, covenants and representations required in these facilities. By their terms, the receivables sale and credit facilities expire in April 2008. We anticipate renewing these facilities on terms at least as favorable as the existing facilities, but there can be no assurances of renewal or the terms on which we may renew.

We, and some of our major customers, have unionized employees and have been and continue to be adversely affected by labor disputes affecting us or our major customers.

     Some of our employees and some employees of our major customers are unionized. Our unionized employees are hourly workers located at our Montreal, Quebec facility where various copper and copper alloy tube products and substantially all of our rod and bar products are manufactured. The current collective bargaining agreement with the union representing these employees expired on March 23, 2005. Because we and the union representing employees at our Montreal facility were unable to reach a new labor agreement, the unionized employees went on strike on April 4, 2005. Prior to striking, the unionized employees were engaged in an organized work slow-down at the facility thereby disrupting shipments to customers. The unionized employees rejected the Company’s offer on May 13. We are currently in negotiations with this union regarding a new collective bargaining agreement. However, while these employees are on strike, our ability to produce product in sufficient quantities or on a timely basis may affect relationships with customers and could otherwise negatively affect our business.

Increasing competition from Chinese competitors who sell both within China and for export to other parts of the world may negatively impact our business and adversely affect our revenue and operating results.

We face increased competition for the products we manufacture within China. Due to our relative market share for sales within China, we are not a price leader, and therefore, we are subject to continuing competitive pricing pressures in this country. Further, as Chinese competitors continue to increase their exports into the U.S. and other markets we serve world-wide, our ability to maintain price, market share and operating margins may be negatively impacted.

Continued historically high copper prices are having, and may continue to have, a substantial impact upon both demand and pricing for our wholesale products which may continue to negatively impact our business and adversely affect our revenues and operating margins.

The historically high and unstable price of copper has reduced demand for copper wholesale products, and has created excess capacity amongst manufacturers. We are not a market leader in this segment. As larger competitors strive to maintain market share, we see increasing pricing pressures which have negatively affected, and may continue to negatively affect, our business and operating results.

Subsequent Events.

     The Company’s unionized employees at its Montreal Quebec facility remain on strike, having rejected the Company’s offer in a vote taken on May 13, 2005. The Company’s unionized employees, who are members of the United Steelworkers of America Local 6932 known locally in Quebec as the FTQ-Syndicat des Metallos, have been on strike since April 4. Prior to striking, the Union engaged in an organized work slow-down, which disrupted shipments to customers out of the Montreal facility and impacted productivity during the first quarter of 2005. The Company and the Union continue to meet in order to resolve the strike, but remain at an impasse over several issues, including differences over benefit plans, outsourcing and job classifications.

     While the unionized employees are on strike, the Company is undertaking several initiatives to mitigate the negative financial impact of the strike on its second quarter results. These include utilizing non-union personnel at the plant to engage in limited production, moving production to other Wolverine facilities at additional shipping and other costs, pushing out customer order due dates, and purchasing finished product from outside sources. In addition, some customers have cancelled orders. The longer the strike continues, the greater the likelihood of additional cancellations.

     While the strike may have a significant effect on the Company’s second quarter results, due to the amount of time remaining in the second quarter and the uncertainty regarding when the strike will be settled, the Company is, at this time, unable to quantify what effects the strike will have on its second quarter results.

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

Commodity Price Risks

     In most cases, the price our customers pay for a product includes a metal charge that represents the market value of the copper used in that product as of the date we ship the product to the customer. However, as an accommodation to our customers, we often enter into fixed price commitments to purchase copper on their behalf in order to fix the price of copper in advance of shipment. We account for these transactions as cash flow hedges under SFAS 133. As of April 3, 2005, we had entered into contracts hedging the raw material requirements for committed and anticipated future customer sales through December 2006 having an aggregate notional value of $9.6 million. At April 4, 2004, we had entered into contracts hedging the raw material requirements for committed and anticipated future sales through December 2004 having an aggregate notional value of $15.4 million. The fair value of these derivative assets is recognized in prepaid expenses and other in the Consolidated Balance Sheet. For the first quarter of 2005, the ineffectiveness associated with this type of cash flow hedge was a gain of $0.1 million. The hedge ineffectiveness was recognized in the Consolidated Statement of Operations under cost of goods sold. At April 3, 2005 and April 4, 2004, the net deferred amount recognized in accumulated other comprehensive loss was a net gain of $1.2 million and $7.0 million, respectively. The amount reclassified out of accumulated other comprehensive loss and recognized in earnings in the first quarter of 2005 was a gain of $0.5 million. The Company expects $1.0 million of the unrecognized gain in accumulated other comprehensive loss to be recognized in earnings over the next 12 months. A 10% decline in commodity prices would reduce the estimated fair value of the outstanding contracts at April 3, 2005 by $1.0 million.

     We have firm-price purchase commitments with some of our copper suppliers under which we agree to buy copper at a price set in advance of the actual delivery of that copper to us. Under these arrangements, we assume the risk of a price decrease in the market price of copper between the time this price is fixed, and the time the copper is delivered. In order to reduce our market exposure to price decreases, at the time we enter into a firm-price purchase commitment, we also often enter into commodity forward contracts to sell a like amount of copper at the then-current price for delivery to the counter party at a later date. We account for these transactions as cash flow hedges under SFAS 133. At April 3, 2005, we had entered into contracts hedging the raw material requirements for committed future purchases through May 2005 having an aggregate notional value of $18.2 million. At April 4, 2004, we had entered into contracts hedging the raw material requirements for committed future purchases through June 2004 having an aggregate notional value of $4.3 million. The fair value of these derivative liabilities is recognized in accrued liabilities in the Consolidated Balance Sheet. For the first quarter 2005, the ineffectiveness associated with this type of cash flow hedge was a loss of $0.5 million. The hedge ineffectiveness was recognized in the Consolidated Statement of Operations under cost of goods sold. At April 3, 2005 and April 4, 2004, the net deferred amount recognized in accumulated other comprehensive loss was a net loss of $6 thousand and $0.2 million, respectively. The amount reclassified out of accumulated other comprehensive loss and recognized in earnings in the first quarter of 2005 was a loss of $0.9 million. The Company expects $0.1 million of this loss to be transferred out of accumulated other comprehensive loss and recognized in earnings over the next 2 months. A 10% increase in commodity prices would further increase the loss on the outstanding contracts at April 3, 2005 by another $1.8 million.

     We have entered into commodity forward contracts to sell copper having an aggregate notional value of $64.4 million at April 3, 2005 in order to hedge or protect the value of the copper carried in our inventory from price decreases. At April 4, 2004, we had entered into commodity forward contracts to sell copper having an aggregate notional value of $53.5 million. During the first three quarters of 2004, these forward contracts were not designated as hedges, and were marked to market each period, with the corresponding gains and losses recorded in cost of goods sold. Beginning in the fourth quarter of 2004, we began accounting for these forward contracts as fair value hedges under SFAS 133. The fair value of these derivative liabilities is recognized in accrued liabilities in the Consolidated Balance Sheet. For the first quarter of 2005, the ineffectiveness associated with this type of fair value hedge was a net loss of $0.5 million. The hedge ineffectiveness was recognized in the Consolidated Statement of Operations under cost of goods sold. The estimated fair value of the contracts outstanding based upon forward rates at April 3, 2005 was a net loss of approximately $1.3 million and $0.3 million at April 4, 2004. A 10% increase in commodity prices would further increase the estimated loss on the outstanding contracts by another $6.6 million at April 3, 2005.

     We have also entered into commodity futures contracts to purchase natural gas to reduce our risk of future price increases. We account for these transactions as cash flow hedges under SFAS 133. The fair value of these derivative assets is recognized in prepaid expenses and other assets in the Consolidated Balance Sheet. At April 3, 2005, we had commodity futures contracts to purchase natural gas for the period May 2005 through December 2006 with an aggregate notional amount of $7.7 million. As of April 4, 2004, we had commodity futures contracts to purchase natural gas for the period May 2004 through December 2004 with an aggregate notional amount of $4.0 million. For the first quarter of 2005, the ineffectiveness associated with this type of cash flow hedge was a gain of $0.7 million. At April 3, 2005 and April 4, 2004, the net deferred gain recognized in accumulated other comprehensive loss was a net gain of $2.3 million and $1.0 million, respectively. The Company expects $1.8 million of this net gain to be transferred out of accumulated other comprehensive loss and recognized in earnings over the next 12 months. The effect of a 10% decline in natural gas commodity prices at April 3, 2005 would result in the decline in value of the futures contracts of approximately $1.0 million.

Foreign Currency Exchange Risk

     We are subject to exposure from fluctuations in foreign currencies. Foreign currency exchange forward contracts may be used from time to time to hedge the variability in cash flows from the forecasted payment or receipt of currencies other than the functional currency. We do not enter into forward exchange contracts for speculative purposes. These forward currency exchange contracts and the underlying hedged receivables and payables are carried at their fair values, with any associated gains and losses recognized in current period earnings. These contracts cover periods commensurate with known or expected exposures, generally within 4 months. As of April 3, 2005, we had forward exchange contracts outstanding to sell foreign currency with a notional amount of $1.7 million. The estimated fair value of these forward exchange contracts to sell foreign currency was a gain in the amount of $7 thousand. The potential loss in fair value for these forward exchange contracts from a 10% adverse change in quoted foreign currency exchange rates would be a loss of approximately $0.3 million.

     We also use foreign currency forward exchange contracts to hedge our inventory currency risk in Canada. These contracts are denominated in U.S. and Canadian dollars. As of April 3, 2005, we had foreign currency forward exchange contracts outstanding through December 2004 to purchase foreign currency with a notional amount of $8.1 million. As of April 3, 2005, we had an unrealized gain of $0.2 million associated with these foreign currency forward exchange contracts. The effect of a 10% adverse change in exchange rates would be a loss of approximately $0.8 million.

Interest Rate Risk

     In October 2002, we entered into an interest rate swap transaction on $50.0 million of our 7.375% Senior Notes. The interest rate swap calls for semi-annual interest payments on February 1 and August 1, a floating interest rate based upon the six-month LIBOR rate plus a spread of 3.76%, and an August 1, 2008 maturity date. The interest rate swap resulted in an increase in interest expense for the three-months ended April 3, 2005 of $45 thousand and a reduction of interest expense for the three-months ended April 4, 2004 of $284 thousand.

     As of April 3, 2005, the fair market value of the interest rate swap was $1.8 million, which was included in other liabilities with a corresponding decrease to the hedged debt. Equal and offsetting unrealized gains and losses are included in other income expense. For the three-months ended April 3, 2005 and April 4, 2004, the interest rate swap effectively converted $50 million of fixed rate 7.375% Senior Notes to variable rates of 7.74% and 6.54%, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of management, including our Chief Executive Officer, Dennis J. Horowitz, and our Chief Financial Officer, Thomas B. Sabol, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, Messrs. Horowitz and Sabol have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

     Based upon the evaluation performed by our management, which was conducted with the participation of Messrs. Horowitz and Sabol, there has been no change in our internal control over financial reporting during the first quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5. Other Information

     On February 10, 2005, our Board of Directors ratified the Compensation Committee’s determination of discretionary bonuses for 2004 for each of the following named executive officers:

Name and Position	2004 Discretionary Bonus
Dennis J. Horowitz	$432,000
Chairman and Chief Executive Officer

Johann R. Manning, Jr.	$165,360
President and Chief Operating Officer

James E. Deason(1)	$117,222
Executive Vice President, Chief Financial Officer and Secretary

Keith I. Weil	$85,218
Senior Vice President, International and Strategic Development

Massoud Neshan	$38,619
Senior Vice President, Technology

(1)	Mr. Deason retired effective March 31, 2005. Upon this retirement, Thomas B. Sabol assumed the title of Senior Vice President, Chief Financial Officer and Secretary.

     In addition, on February 10, 2005, our Board of Directors ratified the decision of the Compensation Committee to increase the annual base salary of Johann R. Manning. Jr., President and Chief Operating Officer, from $226,208 to $312,000, which increase was made retroactive to October 1, 2004. This adjustment was made to reflect his then current job responsibilities and comparable market value resulting from a compensation study conducted on behalf of the compensation committee.

Item 6. Exhibits

     (a) Exhibits

10.1	Consultant Agreement, dated as of February 10, 2005, by and between Wolverine Tube, Inc. and James E. Deason (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 16, 2005).

10.2	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 16, 2005).

10.3	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 16, 2005).

10.4	Amendment No. 6 to Credit Agreement, dated as of February 23, 2005, by and among Wolverine Tube, Inc., its U.S. and Canadian Subsidiaries, the lenders named therein, Wachovia Bank, National Association, as Administrative Agent, and Congress Financial Corporation (Canada), as Canadian Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 1, 2005).

10.5	Receivables Sale Agreement, dated as of April 28, 2005, among the Company, Small Tube Manufacturing, LLC, Tube Forming, L.P. and DEJ 98 Finance, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 4, 2005.)

(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2005).

10.6	Receivables Purchase Agreement, dated as of April 28, 2005, among DEJ 98 Finance, LLC, Wolverine Finance, LLC, the Company, Blue Ridge Asset Funding Corporation, the liquidity banks from time to time party thereto and Wachovia Bank, National Association, as agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 4, 2005).

10.7	Amended and Restated Credit Agreement, dated as of April 28, 2005, among the Company, its U.S. subsidiaries, the lenders named therein and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 4, 2005).

10.8	Amended and Restated Consignment Agreement, dated as of April 28, 2005, among the Company, Wolverine Joining Technologies, LLC and Fleet Precious Metals Inc., operating as Bank of America Precious Metals (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 4, 2005).

10.9	Salaries and Bonuses of Named Executive Officers

10.10	Non-Employee Director Compensation

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

WOLVERINE TUBE, INC.
Dated: May 13, 2005	By:	/s/ Thomas B. Sabol
	Name:	Thomas B. Sabol
	Title:	Senior Vice President, Chief Financial Officer and Secretary