Form 10-Q
period 2005-07-03
WOLVERINE TUBE INC
filed 2005-08-12
CIK 821407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended July 3, 2005
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐
Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date:

Class	Outstanding as of August 8, 2005
Common Stock, $0.01 Par Value	15,051,908 Shares

FORM 10-Q
QUARTERLY REPORT

PART I. Financial Information
Item 1. Financial Statements
Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004

(In thousands except per share amounts)
Net sales	$196,321	$214,080	$409,803	$419,885
Cost of goods sold	190,667	192,499	394,089	380,819

Gross profit	5,654	21,581	15,714	39,066
Selling, general and administrative expenses	8,644	10,062	16,952	19,499
Restructuring charges	136	294	54	865

Operating income/(loss) from continuing operations	(3,126)	11,225	(1,292)	18,702
Other expenses:
Interest expense, net	5,244	5,760	10,566	10,830
Amortization and other, net	430	1,106	442	1,774

Income/(loss) from continuing operations before income taxes	(8,800)	4,359	(12,300)	6,098
Income tax provision/(benefit)	(3,118)	1,059	(4,136)	1,430

Income/(loss) from continuing operations	(5,682)	3,300	(8,164)	4,668

Loss from discontinued operations, net of income tax	—	(252)	—	(252)

Net income/(loss)	$(5,682)	$3,048	$(8,164)	$4,416

Per share data:
Earnings/(loss) per common share — basic:
Continuing operations	$(0.38)	$0.26	$(0.54)	$0.37
Discontinued operations	—	(0.02)	—	(0.02)

Net income /(loss)	$(0.38)	$0.24	$(0.54)	$0.35

Basic weighted average number of common shares	15,051	12,648	15,014	12,469

Earnings/(loss) per common share — diluted:
Continuing operations	$(0.38)	$0.25	$(0.54)	$0.37
Discontinued operations	—	(0.02)	—	(0.02)

Net income /(loss)	$(0.38)	$0.23	$(0.54)	$0.35

Diluted weighted average number of common and common equivalent shares	15,051	13,063	15,014	12,764

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	July 3,	December 31,
	2005	2004

(In thousands except share and per share amounts)	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$13,988	$35,017
Accounts receivable, net of allowance for doubtful accounts of $0.6 million in 2005 and $0.4 million in 2004	100,159	93,964
Inventories	143,509	151,979
Prepaid expenses and other	12,020	6,905
Deferred income taxes current	11,563	7,707

Total current assets	281,239	295,572
Property, plant and equipment, net	190,557	194,966
Deferred charges, net	12,625	11,892
Goodwill, net	77,078	77,312
Deferred income taxes, non-current	840	1,008
Notes receivable	821	—
Assets held for sale	—	1,147
Investments	5,733	5,561

Total assets	$568,893	$587,458

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$55,784	$59,912
Accrued liabilities	27,591	32,476
Short-term borrowings	948	1,219

Total current liabilities	84,323	93,607
Long-term debt	235,728	237,022
Pension liabilities	29,656	27,915
Postretirement benefit obligation	18,770	18,422
Accrued environmental remediation	897	990

Total liabilities	369,374	377,956
Stockholders’ equity
Common stock, par value $0.01 per share; 40,000,000 shares authorized; 15,051,908 and 14,927,577 shares issued and outstanding as of July 3, 2005 and December 31, 2004, respectively	150	149
Additional paid-in capital	91,409	90,571
Retained earnings	116,186	124,350
Unearned compensation	(535)	(309)
Accumulated other comprehensive loss	(7,691)	(5,259)

Total stockholders’ equity	199,519	209,502

Total liabilities and stockholders’ equity	$568,893	$587,458

The accompanying notes are an integral part of these condensed consolidated financial statements .

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	July 3, 2005	July 4, 2004

(In thousands)
Operating Activities
Net income/(loss) from continuing operations	$(8,164)	$4,668

Adjustments to reconcile net income/(loss) to net cash used for operating activities:
Depreciation and amortization	8,546	9,033
Deferred income taxes	(4,750)	972
Loss on disposal of fixed assets	141	—
Other non-cash items	1,717	—
Changes in operating assets and liabilities:
Changes in receivables sale facility	4,500	—
Accounts receivable, net	(12,040)	(31,397)
Inventories	7,130	(5,268)
Refundable income taxes	(306)	(808)
Prepaid expenses and other	(5,907)	(6,051)
Accounts payable	(2,585)	13,844
Accrued liabilities including pension, postretirement benefit and environmental	(2,617)	(1,639)

Net cash used for operating activities	(14,335)	(16,646)

Investing Activities
Additions to property, plant and equipment	(5,494)	(4,167)
Disposal of property, plant and equipment	244	280

Net cash used for investing activities	(5,250)	(3,887)

Financing Activities
Deferred financing fees	(554)	—
Net payments on revolving credit facilities	(1,265)	(715)
Issuance of Common Stock	421	22,942
Retirement of senior notes	—	(4,125)
Other financing activities	36	(105)

Net cash provided by/(used for) financing activities	(1,362)	17,997
Effect of exchange rate on cash and cash equivalents	(82)	(605)
Net cash used for continuing operations	(21,029)	(3,141)

Net cash provided used for discontinued operations	—	(299)
Net decrease in cash and cash equivalents	(21,029)	(3,440)

Cash and cash equivalents at beginning of period	35,017	46,089

Cash and cash equivalents at end of period	$13,988	$42,649

The accompanying notes are an integral part of these condensed consolidated financial statements .

Wolverine Tube, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
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
     We have prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.
     The accompanying condensed consolidated financial statements presented herewith reflect all adjustments (consisting of only normal and recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three and six month periods ended July 3, 2005 and July 4, 2004. The results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.
     We use our internal operational reporting cycle for quarterly financial reporting.
     Prior to 2005, the Company did not apply the provisions of the Emerging Issues Task Force (“EITF”) Consensus 00-10 as freight amounts billed to customers were not material to the financial statements as a whole. Beginning on January 1, 2005, because the Company now believes that, due to rising fuel and other transportation costs, freight costs billed to customers may become material, the Company began classifying freight billed to customers as revenue instead of as a reduction to cost of goods sold in accordance with EITF 00-10. The impact of the reclassification for the three and six months ended July 3, 2005 was $0.2 million and $0.3 million, respectively. Prior year results have not been restated as amounts were not material.

(2) Inventories
     Inventories are as follows:

	July 3, 2005	December 31, 2004
(In thousands)
Finished products	$52,797	$61,376
Work-in-process	36,820	35,920
Raw materials	27,189	27,653
Supplies	26,703	27,030

Totals	$143,509	$151,979

(3) Earnings/(Loss) Per Share
     Basic earnings/(loss) per share were computed by dividing net income/(loss) by the weighted average number of common shares outstanding during each period. Where applicable, diluted earnings/(loss) per share were calculated by including the effect of all dilutive securities, including stock options and unvested restricted stock. To the extent that stock options and unvested restricted stock are anti-dilutive, they are excluded from the calculation of diluted earnings/(loss) per share in accordance with Statement of Financial Accounting No. 128 (“SFAS 128”), Earnings Per Share.
     The following table sets forth the computation of basic and diluted earnings/(loss) per share:

	Three months ended		Six months ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
(In thousands, except per share data)
Income /(loss) from continuing operations	$(5,682)	$3,300	$(8,164)	$4,668
Loss from discontinued operations, net of tax	—	(252)	—	(252)

Net income/(loss)	$(5,682)	$3,048	$(8,164)	$4,416

Weighted average shares and share equivalents outstanding:
Basic shares	15,051	12,648	15,014	12,469
Dilutive stock options and restricted shares	—	415	—	295

Diluted weighted average shares and share equivalents	15,051	13,063	15,014	12,764

Earnings/(loss) per common share — basic:
Continuing operations	$(0.38)	$0.26	$(0.54)	$0.37
Discontinued operations	—	(0.02)	—	(0.02)

Net income/(loss)	$(0.38)	$0.24	$(0.54)	$0.35

Earnings/(loss) per common share — diluted:
Continuing operations	$(0.38)	$0.25	$(0.54)	$0.37
Discontinued operations	—	(0.02)	—	(0.02)

Net income/(loss)	$(0.38)	$0.23	$(0.54)	$0.35

     We had additional potential dilutive securities outstanding representing 1.8 million and 0.7 million common shares for the three month periods ended and additional potential dilutive securities representing 1.3 million and 0.9 million common shares for the six month periods ended July 3, 2005 and July 4, 2004, respectively. These were not included in the computation of potentially dilutive securities, because the options’ exercise price were greater than the average market price of the common shares, or because the options and unvested restricted stock were anti-dilutive.
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

	Three months ended		Six months ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
(In thousands, except per share amounts)
Net income/(loss), as reported	$(5,682)	$3,048	$(8,164)	$4,416
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(163)	(216)	(299)	(272)

Pro forma net income/(loss)	$(5,845)	$2,832	$(8,463)	$4,144

Earnings/(loss) per share:
Basic — as reported	$(0.38)	$0.24	$(0.54)	$0.35
Basic — pro forma	$(0.39)	$0.22	$(0.56)	$0.33

Diluted — as reported	$(0.38)	$0.23	$(0.54)	$0.35
Diluted — pro forma	$(0.39)	$0.22	$(0.56)	$0.33

     In December 2004, Statement of Financial Accounting Standard No. 123R (“SFAS 123R”), Share-Based Payment, was issued. This statement amends SFAS 123, and requires companies to recognize in their financial statements the compensation cost relating to share-based payment transactions. The effective date of this standard is for annual periods beginning after June 15, 2005.
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
(5) Interest Expense
     The following table summarizes interest expense, net :

	Three months ended		Six months ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
(in thousands)
Interest expense	$5,405	$6,327	$10,818	$11,803
Interest income	(112)	(339)	(179)	(436)
Effect of interest rate swap	26	(153)	71	(437)
Capitalized interest	(75)	(75)	(144)	(100)

Interest expense, net	$5,244	$5,760	$10,566	$10,830

(6) Debt
     The following table summarizes long-term debt:

	July 3, 2005	December 31, 2004
(In thousands)
Secured revolving credit facility, due April 2008	$—	$1,000
Senior Notes, 7.375%, due August 2008	135,859	136,097
Discount on 7.375% Senior Notes, original issue discount amortized over 10 years	(89)	(103)
Senior Notes, 10.5%, due April 2009	99,400	99,400
Discount on 10.5% Senior Notes, original issue discount amortized over 7 years	(643)	(729)
Capitalized leases	122	106
Netherlands facility, 5.1%, due on demand	696	976
Other foreign facilities	1,331	1,494

	236,676	238,241
Less short-term borrowings	(948)	(1,219)

Total	$235,728	$237,022

     On April 28, 2005, we established a new three year receivables sale facility of up to $45 million arranged by Wachovia Bank, National Association (“Wachovia”) (see Note 7); amended and restated our secured revolving credit facility with Wachovia pursuant to an Amended and Restated Credit Agreement to provide for a three year facility of up to $35 million; and amended and restated our silver consignment and forward contracts facility with Fleet Precious Metals Inc., operating as Bank of America Precious Metals (“BAPM”) pursuant to an Amended and Restated Consignment Agreement. The Amended and Restated Credit Agreement and the Amended and Restated Consignment Agreement included amendments to the consolidated EBITDA covenants in each of those agreements to bring us into compliance with the consolidated EBITDA requirements for the first quarter of 2005.
     In addition, because we would not have been in compliance with the consolidated EBITDA covenants in both the Amended and Restated Credit Agreement and the Amended and Restated Consignment Agreement for the second quarter of 2005, we further amended these agreements on August 1, 2005. The August amendments included modifications to the consolidated EBITDA covenants in the Amended and Restated Credit Agreement and in the Amended and Restated Consignment Agreement to bring us into compliance with the consolidated EBITDA requirements for the second quarter of 2005. All of our existing and amended liquidity facilities have cross default provisions.
     Below is a summary of the Amended and Restated Credit Agreement and the Amended and Restated Consignment Agreement, including the August amendments.
Amended and Restated Credit Agreement
     Availability. The Amended and Restated Credit Agreement we entered into in April provided for maximum aggregate borrowing availability of up to $35 million, subject to a $5 million excess availability requirement. The August amendment to the Amended and Restated Credit Agreement eliminated this excess availability requirement. The aggregate amount available under the Amended and Restated Credit Agreement included a $12 million sub-limit for letters of credit, and this sub-limit was increased to $18 million in the August amendment.
     Borrowing Base. At any time before the maturity of the facility, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Under the Amended and Restated Credit Agreement we entered into in April, the borrowing base generally equaled the sum of (i) 85% of our eligible U.S. accounts receivable (other than accounts of Wolverine Joining Technologies, LLC) and (ii) 60% of our eligible U.S. inventory (eligible inventory attributable to Wolverine Joining Technologies, LLC is capped at $3 million). The August amendment added to this borrowing base 25% of the net book value of our eligible U.S. equipment, capped at $8 million. The administrative agent may establish reserve requirements, and the reserve requirements and eligibility standards may be adjusted during the term. As of August 1, 2005, the reserve requirement was $6 million.
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

     Security. The obligations under the Amended and Restated Credit Agreement are secured by (i) a first priority lien on substantially all of our U.S. assets, including inventory and accounts receivable not sold in the receivables sale facility (but excluding real estate), and (ii) a first priority pledge of the capital stock of existing and future first-tier foreign subsidiaries of the Company and its U.S. subsidiaries. In addition, the Amended and Restated Credit Agreement we entered into in April provided for a springing first priority lien on our U.S. equipment at such time as the outstanding obligations under the Amended and Restated Credit Agreement reach $18 million. The August amendment provided for an immediate grant of a first priority lien on our U.S. equipment (other than leased or owned aircraft).
     Covenants. The Amended and Restated Credit Agreement contains customary representations and warranties, as well as covenants which, among other things, limit our ability to incur additional indebtedness and liens; enter into transactions with affiliates; make acquisitions; pay dividends; redeem or repurchase capital stock or senior notes; make investments or loans; make negative pledges; consolidate, merge or effect asset sales; or change the nature of our business. The Amended and Restated Credit Agreement we entered into in April also adjusted the financial covenants to include (a) a minimum consolidated EBITDA test measured quarterly on a rolling four quarter basis, with the minimum consolidated EBITDA requirement adjusted to $33.5 million for the first fiscal quarter of 2005 and $27.5 million for the second fiscal quarter of 2005; (b) a $15 million annual consolidated capital expenditure limitation; (c) a minimum $5 million ongoing excess availability requirement; and (d) a monthly minimum fixed charge coverage ratio to be tested at and after any time when outstanding obligations under the secured revolving credit facility equal or exceed $18 million (which, if such requirement were applicable in 2005, would be 1.0 to 1.0).
     The August amendment to the Amended and Restated Credit Agreement adjusted the consolidated EBITDA covenant (a) to require minimum consolidated EBITDA equal to at least $19,250,000 for the second fiscal quarter of 2005, measured on a rolling four-quarter basis, in order to bring us into compliance with this covenant for that period; (b) to require minimum consolidated EBITDA to be tested monthly on a rolling twelve-month basis beginning in September 2005 through September 2006, with quarterly tests to resume in December 2006; and (c) to revise the definition of consolidated EBITDA to eliminate adjustments for extraordinary losses and to provide limited adjustments for certain backwardation (inverted market) hedge-related losses and restructuring charges. The amendment also eliminated the $5 million excess availability requirement.
     The August amendment also added or enhanced certain financial and operational reporting obligations under the Amended and Restated Credit Agreement.
     Events of Default and Acceleration. The Amended and Restated Credit Agreement contains customary events of default for credit facilities of this size and type, and includes, without limitation, payment defaults; defaults in performance of covenants or other agreements contained in the transaction documents; inaccuracies in representations and warranties; certain defaults, termination events or similar events with respect to the receivables sale facility or the silver consignment and forward contracts facility; certain defaults with respect to our outstanding senior notes or other indebtedness in excess of $2.5 million; certain bankruptcy or insolvency events; the rendering of certain judgments in excess of $2.5 million; certain ERISA events; certain change in control events and the defectiveness of any liens under the secured revolving credit facility. Obligations under the Amended and Restated Credit Agreement may be accelerated upon the occurrence of an event of default.
     We had no borrowings outstanding under our Amended and Restated Credit Agreement in place at July 3, 2005, approximately $9.1 million of standby letters of credit outstanding, and approximately $17.9 million (subject to a $5.0 million excess availability requirement) in additional borrowing capacity available thereunder. As of December 31, 2004, we had $1.0 million in outstanding borrowings under our secured revolving credit facility, approximately $9.2 million of standby letters of credit outstanding, and approximately $26.6 million (subject to a $2.0 million excess availability requirement) in additional borrowing capacity available thereunder. Borrowing capacity available as of July 3, 2005, and December 31, 2004 reflects a reduction in the available amount for the value of the interest rate swap outstanding of $0.9 million and $0.7 million, respectively.
     As of August 1, 2005 and after giving effect to the August amendment, we had no borrowings outstanding under the Amended and Restated Credit Agreement and $12.6 million in letters of credit outstanding thereunder. After taking into account $7.2 million of reserves and other holdbacks, we had $15.2 million in additional borrowing availability under the Amended and Restated Credit Agreement as of that date.
Amended and Restated Consignment Agreement
     Under our Amended and Restated Consignment Agreement, as amended by the August amendment, BAPM extends to us a silver consignment facility, pursuant to which BAPM consigns certain amounts of silver upon request, as well as a silver forward contracts facility, pursuant to which we may contract to purchase certain amounts of silver from BAPM in the future for a set price. The Amended and Restated Consignment Agreement adjusted the maximum value of consigned silver available to us at any time under the consignment facility to be the lesser of $17 million dollars or the value of 2.4 million fine troy ounces of silver, in either case less an amount equal to 20% of the face value of all outstanding forward contracts under the forward contract facility. The forward contract limit remains at $700,000, which permits us to have up to $3.5 million in aggregate face value of forward contracts outstanding under this facility. The remaining terms of the Amended and Restated Consignment Agreement, as amended by the August amendment, include:
     Fees. We pay BAPM a market premium per troy ounce of consigned silver as well as a floating consignment fee on consigned silver at an annual rate fixed by BAPM from time to time (currently 3.75%). We may elect, in certain circumstances, to pay a fixed consignment fee on specific quantities and forms of consigned silver at a market rate reflective of BAPM’s cost of funding. When silver is purchased and withdrawn from consignment, whether upon election or sale to customers in the ordinary course of business, we are obligated to either pay BAPM the purchase price of the silver or deliver an equal amount of silver to BAPM’s account. We may also enter into floating forward contracts which bear interest payable on a monthly basis at a per annum rate equal to the prime rate minus 1-1/2%, or hybrid forward contracts under which the purchase price includes the carrying cost.
     Security. To secure our obligations under the Amended and Restated Consignment Agreement, BAPM has a first priority security interest in the silver subject to consignment or outstanding forward contracts and any proceeds and products thereof (other than receivables and associated collections sold by us in connection with the receivables sale facility). In addition, in the August amendment, we granted BAPM a security interest in all of our silver bullion (whether or not consigned by BAPM) and the proceeds and products thereof (other than receivables and associated collections sold in connection with the receivables sale facility). We have also placed money in escrow to cover the costs of refining, processing and recovery of the consigned silver. Pursuant to the August amendment, we provided BAPM with a letter of credit for $3.5 million that may be drawn by BAPM to fund our required purchase of consigned silver upon the earlier of the occurrence of an event of default and acceleration or the termination of the silver consignment facility.
     Representations, Warranties and Covenants. The Amended and Restated Consignment Agreement continues to include customary representations, warranties and covenants and to incorporate by reference all of the representations, warranties and covenants contained in the Amended and Restated Credit Agreement, as discussed above. The Amended and Restated Consignment Agreement we entered into in April adjusted the financial covenants to be consistent with those in the Amended and Restated Credit Agreement. The August amendment eliminated all financial covenants contained in the Amended and Restated Consignment Agreement effective as of July 3, 2005, including the consolidated EBITDA test for the second fiscal quarter of 2005. The August amendment also shortened certain monthly reporting deadlines under the Amended and Restated Consignment Agreement.
     Termination and Events of Default. Under the Amended and Restated Consignment Agreement we entered into in April, the consignment facility and/or the forward contracts facility, and BAPM’s obligations thereunder, were terminable by BAPM upon 30 days prior written notice. Upon such termination, all sums outstanding under the relevant facility would become due and payable and upon termination of the consignment facility, any consigned silver that had not been purchased and paid for would be required to be returned to BAPM. The August amendment revised this termination provision, providing that the consignment facility and/or the forward contracts facility, and BAPM’s obligations thereunder, may be terminated at any time, with payment for all sums outstanding under such terminated facility due within three business days after written notice of termination. In addition, upon the occurrence of any of the events of default contained in the Amended and Restated Consignment Agreement, BAPM may terminate its obligations, and accelerate all of our obligations thereunder. Events of default include, among others, defaults in payment or performance of obligations under any transaction agreement or to BAPM or Fleet National Bank or any affiliate; inaccuracy of representations or warranties; certain defaults, termination events or similar events with respect to the receivables sale facility, the Amended and Restated Credit Agreement, our outstanding senior notes or other indebtedness in excess of $2.5 million; certain bankruptcy or insolvency events; certain material loss, theft or damage to, or attachment of, the consigned silver; the determination by BAPM in good faith that the Company has suffered a material adverse change; and certain change in control events.
     Under our Amended and Restated Consignment Agreement in place at July 3, 2005, we had $12.0 million of silver in our inventory under the silver consignment facility, with a corresponding amount included in accounts payable and $1.8 million committed to under the forward contracts facility. At December 31, 2004, we had $13.9 million in our inventory under the silver consignment facility, with a corresponding amount included in accounts payable and $0.7 million outstanding under the forward contracts facility.
     As of August 1, 2005, and after giving effect to the August amendment, the value of silver in our inventory under the silver consignment facility was $12.6 million, with a corresponding amount included in accounts payable. The value of silver committed to under the forward contracts facility was $1.4 million at that date.
(7) Receivables Sale Facility
     On April 28, 2005, in conjunction with amending and restating our secured revolving credit facility and our silver consignment and forward contracts facility, we established a three year receivables sale facility of up to $45 million arranged by Wachovia.
     Structure. Under the receivables sale facility, the Company and its wholly-owned subsidiaries Small Tube Manufacturing, LLC and Tube Forming, L.P. (collectively, the “Originators”) continuously sell certain receivables without recourse to DEJ 98 Finance, LLC (“DEJ”), a wholly owned, bankruptcy-remote special purpose entity, pursuant to a Receivables Sale Agreement dated as of April 28, 2005, between the Originators and DEJ. Wolverine Finance, LLC (“Wolverine Finance”), a wholly owned subsidiary of the Company, has been engaged by DEJ to service the sold receivables. The books and records of DEJ are included in the consolidated financial statements of the Company for financial reporting purposes.
     The Originators sell, or transfer as a contribution of capital, certain U.S. receivables, at a discount and without recourse, to DEJ, whose sole business purpose is the acquisition and financing of the receivables. DEJ can then further sell undivided interests in a specified portion of these receivables, as necessary, to Blue Ridge Asset Funding Corporation (“Blue Ridge”), or, to the extent that Blue Ridge elects not to purchase, to Wachovia and certain other purchasers (the “Liquidity Banks”), pursuant to a Receivables Purchase Agreement, dated as of April 28, 2005, among DEJ, Wolverine Finance, the Company, Blue Ridge, the Liquidity Banks from time to time party thereto and Wachovia, as agent, in order to provide the funds required to purchase receivables from the Originators. Proceeds from the collection of the receivables are used by DEJ to purchase additional receivables from the Originators, repay Blue Ridge or the Liquidity Banks in the event that sufficient additional receivables are not available to maintain its investment, or pay fees and expenses. The Company has guaranteed the performance by the other Originators of their obligations under the Receivables Sale Agreement and Wolverine Finance’s obligations under the Receivables Purchase Agreement. DEJ retains no interest in the investment in the receivables sold to Blue Ridge or the Liquidity Banks, and has experienced no gains or losses on such sales. DEJ is a separate corporate entity with its own creditors who, in the event of DEJ’s liquidation, will be entitled to a claim on DEJ’s assets prior to any distribution to the Company.
     Available Amounts. The amount of cash available to us from Blue Ridge or the Liquidity Banks will be based upon the amount of eligible receivables and certain reserves required by the facility. Accordingly, availability may fluctuate over time given changes in eligible receivables balances and calculation of reserves, but in no case will it exceed the facility’s $45 million purchase limit. As of April 28, 2005, the Company received an initial funding of $12 million under the facility, leaving approximately $29.8 million available thereunder as of that date.
     Based upon the servicing report prepared by Wolverine Finance as of July 3, 2005, the value of receivables eligible to be purchased by Blue Ridge totaled approximately $38.9 million. We utilized $4.5 million under the facility at July 3, 2005, leaving remaining availability at this date of approximately $34.4 million.
     Costs. Our costs associated with the receivables sale facility will depend on whether purchases are funded by Blue Ridge or by the Liquidity Banks. To the extent that purchases are funded by Blue Ridge, our costs will be based on Blue Ridge’s cost of funds for issuing commercial paper plus monthly fees based on the average aggregate daily outstanding balance funded by Blue Ridge multiplied by a per annum rate of between 0.80% to 1.75%, depending on our fixed charge coverage ratio. To the extent that purchases are not funded by Blue Ridge, but instead are funded directly by the Liquidity Banks, our costs, payable monthly, will generally accrue on outstanding balances at either (i) the LIBO rate plus a margin between 1.75% to 3.00%, depending on the fixed charge coverage ratio, or (ii) the greater of the prime rate or adjusted federal funds rate plus a margin between 0.00% to 0.50%, depending on our fixed charge coverage ratio. Commitment fees are payable monthly at a per annum rate of between 0.35% to 0.50%, depending on our fixed charge coverage ratio, and will accrue on the unused portion of the facility. DEJ will also pay certain fees and expenses of Wachovia and Blue Ridge, including an annual administration fee and audit and legal fees of Blue Ridge and Wachovia associated with the receivables sale facility. We also paid a one-time structuring fee to Wachovia at closing.
     Representations, Warranties, Covenants and Indemnities. The receivable sales facility contains representations, warranties, covenants and indemnities customary for facilities of this type.
     Termination. The receivables sale facility is scheduled to expire on April 28, 2008. Although Blue Ridge is not committed to purchase undivided ownership interests in receivables, the Liquidity Banks have committed to (if Blue Ridge does not) purchase receivables interests, on the terms and subject to the conditions in the receivables sale facility, until this expiration date. The Company can terminate the receivables sale facility upon 10 days notice without a termination fee.
     Wachovia, as agent for Blue Ridge and the Liquidity Banks, can terminate purchases of receivables interests prior to the scheduled expiration date upon the occurrence of certain events, including, among others, non-performance by us of payments or other agreements under the receivables sale facility; inaccuracy of the representations and warranties made in the facility documents; defaults with respect to other obligations of DEJ; defaults with respect to indebtedness in excess of $2.5 million of the Company or its subsidiaries other than DEJ; bankruptcy or insolvency events regarding us or any of our subsidiaries; certain statistics concerning collections of the receivables not meeting specified criteria; certain change of control events; the rendering of judgments in excess of specified amounts against DEJ, us or our subsidiaries; the termination of any of the transaction documents, the cessation of any transfers of receivables under the Receivables Sale Agreement or the ineffectiveness of our performance guarantee; the agent’s interest in the receivables ceasing to be valid; the outstanding amount received by us exceeding the $45 million purchase limit or the aggregate adjusted amount of outstanding receivables; certain events that materially adversely affect the credit quality of receivables or the Company and its subsidiaries taken as a whole; certain ERISA events; and defaults in any of the financial requirements contained in the Receivables Purchase Agreement, which are the same as the financial covenants included in the Amended and Restated Credit Agreement (See Note 6).
     In accordance with the provisions of Statement of Financial Accounting Standard No. 140 (“SFAS 140”), Accounting for Transfers and Servicing of Financial Assets, the Company includes in accounts receivable in its consolidated balance sheets the portion of receivables sold to DEJ which have not been resold by DEJ to Blue Ridge or the Liquidity Banks. At July 3, 2005, the outstanding amount of investment by Blue Ridge of commercial paper under the agreements was $4.5 million. Accordingly, accounts receivable in the consolidated balance sheets have been reduced by $4.5 million at July 3, 2005 representing the face amount of the outstanding receivables sold at that date.
     On August 1, 2005, the Company amended its Receivables Purchase Agreement, the terms of which include:
(a)	an amendment to the consolidated EBITDA requirement for the second fiscal quarter of 2005 in order to bring the Company into compliance with this requirement for that period, as well as a prospective adjustment to the consolidated EBITDA test, both consistent with the revised consolidated EBITDA covenant contained in the August amendment to the Amended and Restated Credit Agreement;

(b)	the addition or enhancement of certain financial and operational reporting obligations, including those obligations required under the August amendment to the Amended and Restated Credit Agreement;

(c)	an adjustment to the loss reserve and dilution reserve formulas that are used in the availability calculation; and

(d)	the elimination of the obligation to comply with the $5 million excess availability requirement under the Amended and Restated Credit Agreement.
     As of August 1, 2005, and after giving effect to this amendment, utilization of the receivables sale facility was $9.5 million, leaving approximately $24.9 in additional availability thereunder. As of August 1, 2005 and after giving effect to this amendment, the Company was in compliance with the financial requirements contained in the Receivables Purchase Agreement, including the amended second quarter 2005 consolidated EBITDA covenant.

(8) Contingencies
     We are subject to extensive environmental regulations imposed by local, state, federal and provincial authorities in the U.S., Canada, China, Portugal and Mexico with respect to air emission, discharges to waterways, and the generation, handling, storage, transportation, treatment and disposal of waste material, and we have received various communications from regulatory authorities concerning environmental matters. We have accrued undiscounted estimated environmental remediation costs of $0.9 million as of July 3, 2005, consisting primarily of $0.8 million for the Ardmore, Tennessee facility and $0.1 million for the Decatur, Alabama facility. Based upon information currently available, we believe that the ultimate remediation costs for these matters are not reasonably likely to have a material effect on our business, financial condition or results of operations. However, actual costs related to these environmental matters could differ materially from the amounts we estimated and have accrued at July 3, 2005, and could result in additional exposure if these environmental matters are not resolved as anticipated.
(9) Comprehensive Income/(Loss)
     The following table summarizes comprehensive income/(loss) :

	Three months ended		Six months ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
(In thousands)
Net income/(loss)	$(5,682)	$3,048	$(8,164)	$4,416
Translation adjustment for financial statements denominated in a foreign currency	(2,131)	(892)	(3,936)	(2,711)
Unrealized gain/(loss) on cash flow hedges, net of tax	(429)	(2,551)	1,492	265
Minimum pension liability adjustment, net of tax	6	11	12	37

Comprehensive income/(loss)	$(8,236)	$(384)	$(10,596)	$2,007

(10) Restructuring Charges
     At July 3, 2005, remaining reserves for restructuring charges totaled $0.3 million, all of which were associated with the Booneville, MS facility closure. At December 31, 2004, remaining reserves for restructuring charges are $0.4 million for the Booneville, MS closure and $0.2 million for severance at Decatur, AL.
     Restructuring expenses/(credits) for the three and six month periods ended July 3, 2005 and July 4, 2004 are as follows:

	Three months ended		Six months ended
(In thousands)	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Booneville, MS closing	$68	$139	$(134)	$469
Montreal restructuring	56	—	142	—
Employee severance	—	160	—	401
Other	12	(5)	46	(5)

Totals	$136	$294	$54	$865

(11) Industry Segments
     The Company operates in three business segments: commercial products, wholesale products and rod, bar and other products. These segments are distinguishable by their potential end-user application. Commercial products consist primarily of high value added products sold directly to original equipment manufacturers. Wholesale products are commodity-type plumbing tube products, which are primarily sold to plumbing wholesalers and distributors. Rod, bar and other products consist of products sold to a variety of customers and includes our European distribution business. The commercial products segment includes manufacturing plants in the U.S., Canada, China, Portugal and Mexico. The wholesale products segment includes manufacturing facilities in the U.S. and Canada. The rod, bar and other products segment has a manufacturing facility in Canada. All product segments share a common sales, marketing and distribution effort. The performance of our operating segments is measured on sales and gross profit, of which the level of sales is directly impacted by the price of metal, primarily copper. We do not allocate asset amounts and items of income and expense below gross profit or depreciation and amortization to individual segments.
     Summarized financial information concerning our reportable segments is shown in the following table:

			Rod, Bar
	Commercial	Wholesale	& Other	Consolidated
(In thousands)
Three months ended July 3, 2005
Pounds shipped	52,267	19,371	2,344	73,982
Net sales	$146,881	$38,446	$10,994	$196,321
Gross profit/(loss)	$5,472	$(178)	$360	$5,654

Three months ended July 4, 2004
Pounds shipped	62,302	22,886	6,164	91,352
Net sales	$155,024	$43,109	$15,947	$214,080
Gross profit	$16,081	$3,501	$1,999	$21,581

Six months ended July 3, 2005
Pounds shipped	107,722	42,782	7,237	157,741
Net sales	$299,951	$84,027	$25,825	$409,803
Gross profit/(loss)	$15,091	$(302)	$925	$15,714

Six months ended July 4, 2004
Pounds shipped	123,372	48,817	12,515	184,704
Net sales	$299,951	$88,683	$31,251	$419,885
Gross profit	$30,998	$5,248	$2,820	$39,066

     Information concerning enterprise-wide revenues by product line is shown in the following table:

	Three months ended		Six months ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
(In thousands)
Commercial Products:
Tube Products	$93,235	$97,153	$190,610	$186,480
Fabricated Products	36,514	37,696	72,584	71,873
Other Products	17,132	20,175	36,757	41,598

Sub-total	146,881	155,024	299,951	299,951

Wholesale Products	38,446	43,109	84,027	88,683
Rod, bar and other	10,994	15,947	25,825	31,251

Total	$196,321	$214,080	$409,803	$419,885

     Included in other commercial products above are the Company’s Metal Joining and Copper Alloy products lines, as individually each of those product lines represent less than 10% of the Company’s total sales for each year.
(12) Pension Expense
U.S. Qualified Retirement Plan
     The following table summarizes the components of net periodic pension cost for the U.S. Qualified Retirement Plan:

	Three months ended		Six months ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
(In thousands)
Service cost	$1,224	$954	$2,461	$2,178
Interest cost	2,495	2,052	5,017	4,684
Expected return on plan assets	(2,899)	(2,451)	(5,830)	(5,594)
Amortization of prior service cost	30	26	61	60
Amortization of net actuarial loss	444	271	893	618
PBGC premium (underfunded plan)	—	50	—	114

Net periodic pension cost	$1,294	$902	$2,602	$2,060

U.S. Nonqualified Retirement Plan
     The following table summarizes the components of net periodic pension cost for the Supplemental Benefit Restoration Plan and the Supplemental Executive Retirement Plan:

	Three months ended		Six months ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
(In thousands)
Service cost	$64	$48	$128	$96
Interest cost	122	115	244	230
Amortization of prior service cost	92	92	184	184
Amortization of loss	19	—	38	—
FAS 88 settlement	94	—	188	—

Net periodic pension cost	$391	$255	$782	$510

Canadian Plans
     The following table summarizes the components of net periodic pension cost for the Canadian pension plans:

	Three months ended		Six months ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
(In thousands)
Service cost	$149	$147	$353	$297
Interest cost	361	351	859	708
Expected return on plan assets	(373)	(319)	(887)	(644)
Amortization of prior service cost	23	24	56	49
Amortization of net actuarial loss	20	43	47	87

Net periodic pension cost	$180	$246	$428	$497

Postretirement Benefit Obligation
     The following table summarizes the components of the net periodic costs for postretirement benefits:

	Three months ended		Six months ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
(In thousands)
Service cost	$184	$182	$368	$365
Interest cost	283	252	566	507
Amortization of prior service cost	38	38	76	76
Amortization of deferred gain	11	5	22	10

Net periodic pension cost	$516	$477	$1,032	$958

(13) Assets Held for Sale
     On May 3, 2005, we completed the sale transaction relating to the disposal of the land and building held for sale from a previously closed manufacturing facility in Fergus, Ontario, Canada for $1.1 million U.S. dollars. The Company incurred a loss of approximately $0.1 million on the sale of this property which is included in other expense/(income) in the condensed consolidated statement of operations. The Company retains a mortgage receivable from the sale transaction of approximately $0.8 million (1.0 million Canadian), payable through May 2010. We currently have no assets held for sale.

(14) Income Taxes
     The income tax benefit of $4.1 million for the first six months of 2005 is net of a $0.5 million tax charge related to the repatriation of $10.2 million from China under the American Jobs Creation Act of 2004 that occurred on February 28, 2005.
(15) Litigation
     Our facilities and operations are subject to extensive environmental laws and regulations, and we are currently involved in various proceedings relating to environmental matters (See Note 8). We are not involved in any legal proceedings that we believe could have a material adverse effect upon our business, operating results or financial condition.
(16) Condensed Consolidating Financial Information
     The following tables present condensed consolidating financial information for: (a) Wolverine Tube, Inc. (the “Parent”) on a stand-alone basis; (b) on a combined basis, the guarantors of the 10.5% Senior Notes and 7.375% Senior Notes (“Subsidiary Guarantors”), which include TF Investor, Inc.; Tube Forming, L.P.; Wolverine Finance, LLC; Wolverine China Investments, LLC; Small Tube Manufacturing, LLC; Wolverine Joining Technologies, LLC; WT Holding Company, Inc. and Tube Forming Holdings, Inc.; and (c) on a combined basis, the Non-Guarantor Subsidiaries, which include Wolverine Tube (Canada) Inc.; 3072452 Nova Scotia Company; 3072453 Nova Scotia Company; 3072996 Nova Scotia Company; Wolverine Tube Canada Limited Partnership; Wolverine Tube (Shanghai) Limited; Wolverine European Holdings BV; Wolverine Tube Europe BV; Wolverine Tube, BV; Wolverine Tubagem (Portugal), Lda; Wolverine Joining Technologies Canada, Inc.; Wolverine Europe (EURL); WLVN de Latinoamerica, S. de R.L. de C.V.; WLV Mexico, S. de R.L. de C.V.; and DEJ 98 Finance, LLC. Each Subsidiary Guarantor is wholly-owned by Wolverine Tube, Inc. The guarantees of each of the Subsidiary Guarantors are full, unconditional, joint and several. Accordingly, separate financial statements of the wholly-owned Subsidiary Guarantors are not presented because the Subsidiary Guarantors are jointly, severally and unconditionally liable under the guarantees, and the Company believes that separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors. Furthermore, there are no significant legal restrictions on the Parent’s ability to obtain funds from its subsidiaries by dividend or loan.
     The Parent is comprised of manufacturing operations located in Alabama, Oklahoma, Tennessee, and Mississippi and certain corporate management, sales and marketing, information services and finance functions mostly located in Alabama but in the case of sales, regionally located near our major customers.

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
For the Three Months Ended July 3, 2005
(Unaudited)

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
(In thousands)
Net sales	$115,047	$43,092	$55,636	$(17,454)	$196,321
Cost of goods sold	114,872	38,616	54,633	(17,454)	190,667

Gross profit	175	4,476	1,003	—	5,654
Selling, general and administrative expenses	6,556	853	1,235	—	8,644
Restructuring charges	79	—	57	—	136

Operating income/(loss) from continuing operations	(6,460)	3,623	(289)	—	(3,126)
Other expense/(income):
Interest expense, net	5,305	(8)	(53)	—	5,244
Amortization and other, net	(1,141)	949	622	—	430
Equity in earnings of subsidiaries	1,435	—	—	(1,435)	—

Income/(loss) before income taxes	(9,189)	2,682	(858)	(1,435)	(8,800)
Income tax provision/(benefit)	(3,507)	911	(522)	—	(3,118)

Net income/(loss)	$(5,682)	$1,771	$(336)	$(1,435)	$(5,682)

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
For the Three Months Ended July 4, 2004
(Unaudited)

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
(In thousands)
Net sales	$114,009	$45,535	$72,551	$(18,015)	$214,080
Cost of goods sold	104,209	40,022	66,283	(18,015)	192,499

Gross profit	9,800	5,513	6,268	—	21,581
Selling, general and administrative expenses	8,142	900	1,020	—	10,062
Restructuring charges	294	—	—	—	294

Operating income	1,364	4,613	5,248	—	11,225
Other expense/(income):
Interest expense, net	6,136	(9)	(367)	—	5,760
Amortization and other, net	(198)	(3,369)	4,673	—	1,106
Equity in earnings of subsidiaries	6,032	—	—	(6,032)	—

Income/(loss) from continuing operations before income taxes	1,458	7,991	942	(6,032)	4,359
Income tax provision/(benefit)	(1,590)	2,885	(236)	—	1,059

Loss from discontinued operations, net of tax	—	—	(252)	—	(252)

Net income/(loss)	$3,048	$5,106	$926	$(6,032)	$3,048

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
For the Six Months Ended July 3, 2005
(Unaudited)

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
(In thousands)
Net sales	$235,219	$85,407	$125,979	$(36,802)	$409,803
Cost of goods sold	232,055	77,028	121,808	(36,802)	394,089

Gross profit	3,164	8,379	4,171	—	15,714
Selling, general and administrative expenses	12,816	1,656	2,480	—	16,952
Restructuring charges	(88)	—	142	—	54

Operating income/(loss) from continuing operations	(9,564)	6,723	1,549	—	(1,292)
Other expense/(income):
Interest expense, net	10,784	(19)	(199)	—	10,566
Amortization and other, net	2,219	(2,674)	987	—	442
Equity in earnings of subsidiaries	7,200	—	—	(7,200)	—

Income/(loss) before income taxes	(15,277)	9,416	761	(7,200)	(12,300)
Income tax provision/(benefit)	(7,113)	3,201	(224)	—	(4,136)

Net income/(loss)	$(8,164)	$6,215	$985	$(7,200)	$(8,164)

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
For the Six Months Ended July 4, 2004
(Unaudited)

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
(In thousands)
Net sales	$223,015	$87,455	$143,145	$(33,730)	$419,885
Cost of goods sold	206,936	75,452	132,161	(33,730)	380,819

Gross profit	16,079	12,003	10,984	—	39,066
Selling, general and administrative expenses	15,691	1,667	2,141	—	19,499
Restructuring charges	865	—	—	—	865

Operating income/(loss) from continuing operations	(477)	10,336	8,843	—	18,702
Other expense/(income):
Interest expense, net	11,347	(19)	(498)	—	10,830
Amortization and other, net	2,830	(6,663)	5,607	—	1,774
Equity in earnings of subsidiaries	14,047	—	—	(14,047)	—

Income/(loss) from continuing operations before income taxes	(607)	17,018	3,734	(14,047)	6,098
Income tax provision/(benefit)	(5,023)	6,141	312	—	1,430

Loss from discontinued operations, net of tax	—	—	(252)	—	(252)

Net income/(loss)	$4,416	$10,877	$3,170	$(14,047)	$4,416

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
July 3, 2005
(Unaudited)

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
(In thousands)
Assets
Current assets
Cash and cash equivalents	$5,610	$—	$8,378	$—	$13,988
Accounts receivable, net	7,412	8,043	84,704	—	100,159
Inventories	67,604	38,057	37,848	—	143,509
Prepaid expenses and other	7,870	2,654	1,496	—	12,020
Deferred taxes, current	11,927	211	(575)	—	11,563

Total current assets	100,423	48,965	131,851	—	281,239

Property, plant and equipment, net	118,382	27,706	44,469	—	190,557
Deferred charges, net	9,880	155	2,590	—	12,625
Deferred taxes, non-current	(982)	(7,385)	9,207	—	840
Goodwill, net	—	75,505	1,573	—	77,078
Notes receivable	—	—	821	—	821
Prepaid pension and other	4,325	—	1,408	—	5,733
Investments in subsidiaries	477,641	325	—	(477,966)	—

Total assets	$709,669	$145,271	$191,919	$(477,966)	$568,893

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$23,265	$18,489	$14,030	$—	$55,784
Accrued liabilities	6,462	17,232	3,897	—	27,591
Short-term borrowings	—	24	924	—	948
Intercompany balances	206,601	(205,710)	(891)	—	—

Total current liabilities	236,328	(169,965)	17,960	—	84,323

Long-term debt	234,527	70	1,131	—	235,728
Pension liabilities	27,555	—	2,101	—	29,656
Postretirement benefit obligation	10,843	—	7,927	—	18,770
Accrued environmental remediation	897	—	—	—	897

Total liabilities	510,150	(169,895)	29,119	—	369,374

Stockholders’ equity	199,519	315,166	162,800	(477,966)	199,519

Total liabilities and stockholders’ equity	$709,669	$145,271	$191,919	$(477,966)	$568,893

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
December 31, 2004

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
(In thousands)
Assets
Current assets
Cash and cash equivalents	$11,191	$—	$23,826	$—	$35,017
Accounts receivable, net	6,822	59,750	27,392	—	93,964
Inventories	73,423	39,681	38,875	—	151,979
Prepaid expenses and other	3,677	1,400	1,828	—	6,905
Deferred taxes, current	8,175	211	(679)	—	7,707

Total current assets	103,288	101,042	91,242	—	295,572

Property, plant and equipment, net	120,889	28,672	45,405	—	194,966
Deferred charges, net	9,930	300	1,662	—	11,892
Deferred taxes, non-current	(982)	(7,385)	9,375	—	1,008
Goodwill, net	—	75,390	1,922	—	77,312
Assets held for sale	—	—	1,147	—	1,147
Prepaid pension and other	4,316	—	1,245	—	5,561
Investments in subsidiaries	445,423	325	(2,288)	(443,460)	—

Total assets	$682,864	$198,344	$149,710	$(443,460)	$587,458

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$23,725	$16,919	$19,268	$—	$59,912
Accrued liabilities	13,204	13,882	5,390	—	32,476
Short-term borrowings	—	24	1,195	—	1,219
Intercompany balances	163,267	(141,515)	(21,752)	—	—

Total current liabilities	200,196	(110,690)	4,101	—	93,607
Long-term debt	235,665	82	1,275	—	237,022
Pension liabilities	25,705	—	2,210	—	27,915
Postretirement benefit obligation	10,806	—	7,616	—	18,422
Accrued environmental remediation	990	—	—	—	990

Total liabilities	473,362	(110,608)	15,202	—	377,956

Stockholders’ equity	209,502	308,952	134,508	(443,460)	209,502

Total liabilities and stockholders’ equity	$682,864	$198,344	$149,710	$(443,460)	$587,458

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the Six Months Ended July 3, 2005
(Unaudited)

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
(In thousands)
Operating Activities
Income /(loss) from continuing operations	$(8,164)	$6,215	$985	$(7,200)	$(8,164)
Depreciation and amortization	5,373	1,528	1,645	—	8,546
Deferred income taxes	(4,520)	—	(230)	—	(4,750)
Loss on disposal of fixed assets	—	—	141	—	141
Other non-cash items	1,671	30	16	—	1,717
Equity in earnings of subsidiaries	(7,200)	—	—	7,200	—
Changes in receivables sale facility	4,500	—	—	—	4,500
Changes in operating assets and liabilities	(19,299)	12,289	(9,315)	—	(16,325)

Net cash provided by/(used for) operating activities	(27,639)	20,062	(6,758)	—	(14,335)

Investing Activities
Additions to property, plant and equipment	(2,581)	(788)	(2,125)	—	(5,494)
Other	177	226	(159)	—	244

Net cash used for investing activities	(2,404)	(562)	(2,284)	—	(5,250)

Financing Activities
Issuance of common stock	421	—	—	—	421
Deferred financing fees	(554)	—	—	—	(554)
Net payments on revolving credit facilities	(1,000)	(12)	(253)	—	(1,265)
Intercompany borrowings (payments)	15,415	(19,483)	4,068	—	—
Other financing activities	10,225	(6)	(10,183)	—	36

Net cash provided by/(used for) financing activities	24,507	(19,501)	(6,368)	—	(1,362)

Effect of exchange rate on cash and cash equivalents	(45)	1	(38)	—	(82)

Net decrease in cash and cash equivalents	(5,581)	—	(15,448)	—	(21,029)
Cash and cash equivalents at beginning of period	11,191	—	23,826	—	35,017

Cash and cash equivalents at end of period	$5,610	$—	$8,378	$—	$13,988

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the Six Months Ended July 4, 2004
(Unaudited)

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
(In thousands)
Operating Activities
Income /(loss) from continuing operations	$4,416	$10,877	$3,422	$(14,047)	$4,668
Depreciation and amortization	5,703	1,767	1,563	—	9,033
Other non-cash items	917	27	28	—	972
Equity in earnings of subsidiaries	(14,047)	—	—	14,047	—
Changes in operating assets and liabilities	(5,524)	(15,275)	(10,520)	—	(31,319)

Net cash used for operating activities	(8,535)	(2,604)	(5,507)	—	(16,646)

Investing Activities
Additions to property, plant and equipment	(2,807)	(903)	(457)	—	(4,167)
Disposals of fixed assets	—	269	11		280

Net cash used for investing activities	(2,807)	(634)	(446)	—	(3,887)

Financing Activities
Net borrowings/(payments) on revolving credit facilities	—	—	(715)	—	(715)
Intercompany borrowings/(payments)	1,202	3,807	(5,009)	—	—
Issuance of common stock	22,942	—	—	—	22,942
Retirement of senior notes	(4,125)				(4,125)
Other financing activities	703	(569)	(239)	—	(105)

Net cash provided by/(used for) financing activities	20,722	3,238	(5,963)	—	17,997

Effect of exchange rate on cash and cash equivalents	(261)	—	(344)	—	(605)

Net cash provided by/(used for) continuing operations	9,119	—	(12,260)	—	(3,141)
Net cash used for discontinued operations	—	—	(299)	—	(299)

Net increase/(decrease) in cash and cash equivalents	9,119	—	(12,559)	—	(3,440)
Cash and cash equivalents at beginning of period	8,530	—	37,559	—	46,089

Cash and cash equivalents at end of period	$17,649	$—	$25,000	$—	$42,649

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Company Overview
     Wolverine is a world-class quality manufacturer of copper and copper alloy tube, fabricated and metal joining products, and copper and copper alloy rod and bar products. Our focus is on custom-engineered, higher value-added tubular products, fabricated and metal joining products which enhance performance and energy efficiency in many applications, including commercial and residential heating, ventilation and air conditioning, refrigeration, home appliances, automotive, industrial equipment, power generation, petro-chemicals and chemical processing. We believe that we have the broadest product offering of any North American manufacturer of copper and copper alloy tube, which allows the offering of packaged solutions and cross selling opportunities. Our principal product segments are commercial products, wholesale products and rod, bar and other products.
RESULTS OF OPERATIONS
     The following discussion summarizes the significant factors affecting the consolidated operating results of the Company for the three and six month periods ended July 3, 2005 and July 4, 2004. This discussion should be read in conjunction with the unaudited consolidated financial statements and notes to the unaudited consolidated financial statements contained in Item 1 above, and the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
Executive Summary
     We incurred a loss in the second quarter and first six months of 2005 of approximately $5.7 million, or $0.38 per share, and $8.2 million, or $0.54 per share, respectively. The year to date loss includes a $521 thousand tax charge related to the repatriation of $10.2 million from China under the American Jobs Creation Act of 2004 on February 28, 2005. The Company continues to be impacted by the negative effects of record high copper prices. This is especially true in our wholesale products segment, as record high copper prices have reduced demand and profitability, and in some cases, have caused customers to substitute alternative materials for copper, principally in residential construction. In our commercial products segment, unseasonably cool weather for most of the second quarter impacted demand from a number of our HVAC customers. In addition, lower demand for certain HVAC products made many customers cautious regarding the timing of changeovers of production to 13 SEER units. Finally, during the quarter, the Company experienced a two month strike by its unionized employees at its Montreal, Quebec facility. The impact of the strike affected operating income in excess of $3 million in the second quarter of 2005. The strike was settled on May 25, 2005.

     For the Three Months Ended July 3, 2005 Compared to the Three Months Ended July 4, 2004
     Pounds shipped in the second quarter of 2005 declined in all business segments as follows:

	Pounds Shipped
	For the Three Months Ended
In thousands, except for
percentages	July 3, 2005	July 4, 2004	Decrease	% Decrease

Commercial products	52,267	62,302	10,035	16.1%
Wholesale products	19,371	22,886	3,515	15.4
Rod, bar and other products	2,344	6,164	3,820	62.0

Total	73,982	91,352	17,370	19.0%

     The decrease in pounds shipped in the commercial products segment was due primarily to the slow start to the cooling season, along with relatively high factory and distributor inventory levels and more cautious planning related to the move to 13 SEER units by our industrial tube and related products customers. In addition, the Montreal strike impacted commercial volumes in the second quarter of 2005. The decrease in pounds shipped in the wholesale products segment reflects the impact of continued record high copper prices on demand and pricing, causing some end-use customers to substitute alternative products. The decrease in pounds shipped in the rod, bar and other products segment is mainly due to the almost two month strike at our Montreal, Quebec facility, and the delays caused by the re-ramping of production at that facility that began to occur during June and continued into July.
     The decrease in sales in total and by business segment was as follows:

	Net Sales
	For the Three Months Ended
In thousands, except for			$	%
percentages	July 3, 2005	July 4, 2004	Decrease	Decrease

Commercial products	$146,881	$155,024	$8,143	5.3%
Wholesale products	38,446	43,109	4,663	10.8
Rod, bar and other products	10,994	15,947	4,953	31.1

Total	$196,321	$214,080	$17,759	8.3%

     Overall, the decrease in revenue is due to decreased volumes, partly offset by higher copper prices. The average COMEX copper price in the second quarter 2005 was $1.53 per pound versus $1.23 per pound in the second quarter of 2004. Average unit fabrication revenues decreased two cents per pound to $0.93 per pound in 2005, versus $0.95 per pound in 2004.
     Commercial product sales increased $0.32 per pound, to $2.81 per pound, in 2005 versus $2.49 per pound in 2004, a 12.9% increase. The majority of the improvement is due to the sharp rise in copper prices year over year. Wholesale product sales increased $0.10 per pound, to $1.98 per pound in 2005 versus $1.88 in the second quarter of 2004, a 5.3% increase. This increase in price reflects the rising COMEX price of copper, offset by a reduction in fabrication revenue in this product segment. Rod, bar and other product sales decreased to $11.0 million, or 31.1%

from the second quarter of 2004, primarily attributable to the Montreal strike. On a per unit basis, net sales for rod and bar products increased 17.5% in the second quarter of 2005 over the same period a year ago to $2.15 per pound, reflecting the increase in copper prices, as well as a 6.8%, or $0.04 per pound, increase in fabrication revenues, resulting from a richer mix of products sold.
     The decrease in gross profit in total and by business segment was as follows:

	Gross Profit/(Loss)
	For the Three Months Ended
In thousands, except for
Percentages	July 3, 2005	July 4, 2004	$ Decrease	% Decrease

Commercial products	$5,472	$16,081	$10,609	66.0%
Wholesale products	(178)	3,501	3,679	105.1
Rod, bar and other products	360	1,999	1,639	82.0

Total	$5,654	$21,581	$15,927	73.8%

     The decrease in gross profit is mainly attributable to the 19.0% decrease in pounds shipped, combined with weak pricing in the wholesale product segment. In addition, reduced volumes resulted in the under-absorption of fixed costs during the second quarter of 2005. The impact of the strike at our Montreal, Quebec facility and the year over year translation impact of the Canadian dollar versus the U.S. dollar also negatively affected gross profit in the second quarter of 2005. For both the second quarter of 2005 and 2004, the percentage of sales made by our Canadian facilities denominated in U.S. dollars ranged between 40% — 45%.
     Unit manufacturing costs for the second quarter of 2005 were $0.95 cents per pound, which includes the under-absorption of overhead on lower volumes, compounded by the strike in Montreal. This 2005 unit manufacturing cost also includes a negative 1.5 cents per pound translation impact on manufacturing costs due to the year-over-year strength of the Canadian dollar versus the U.S. dollar. Manufacturing cost per pound in the second quarter of 2004 was $0.84.
     Gross profit for the commercial products segment declined in the second quarter of 2005 from lower volumes, resulting in the under absorption of fixed costs, as well as the impact of the Montreal strike. Gross profit/(loss) for wholesale products declined principally due to a combination of reduced fabrication pricing and volume driven by the high and unstable price of copper. Gross profit for rod, bar and other products decreased due to reduced volumes caused by the impact of the Montreal strike. Montreal is the Company’s only rod and bar facility.
     Selling, general and administrative (“SG&A”) expenses were $8.6 million in the second quarter of 2005 versus $10.1 million in the second quarter of 2004, a decrease of $1.5 million or 14.9%. The decrease in SG&A expense in the second quarter of 2005 as compared to 2004 mainly reflects the Company’s continued progress in managing and controlling workers’ compensation and health care costs, reduced annual performance incentive accruals, lower expenses relating to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 from a year ago, and a strong focus on controlling discretionary spending.

     Interest expense (net) in the second quarter of 2005 was $5.2 million, as compared to $5.8 million in the same period in 2004, a decrease of $0.6 million or 10.3%. The lower interest expense reflects the $18.6 million repurchase of our 10.5% Senior Notes in June and July of 2004, the reduction in the benefits received from our interest rate swap as interest rates have increased, partially offset by lower costs associated with the utilization of our receivables sale facility.
     A tax benefit was recorded for the second quarter of 2005 of $3.1 million, or approximately 35% of the taxable loss, as compared to tax expense of $1.1 million, or approximately 24% of taxable income, for the same quarter a year ago. The 2005 tax benefit is the result of a greater proportion of earnings in jurisdictions where the tax rate is lower due to income tax holidays, but to a greater extent, from losses which were incurred in jurisdictions where the tax rates are higher.
For the Six Months Ended July 3, 2005 Compared to the Six Months Ended July 4, 2004
     Pounds shipped declined in the first half of 2005 as compared to 2004 in all business segments as follows:

	Pounds Shipped
	For the Six Months Ended
In thousands, except for				%
percentages	July 3, 2005	July 4, 2004	Decrease	Decrease

Commercial products	107,722	123,372	15,650	12.7%
Wholesale products	42,782	48,817	6,035	12.4
Rod, bar and other products	7,237	12,515	5,278	42.2

Total	157,741	184,704	26,963	14.6%

     The decrease in pounds shipped in the commercial products segment was due primarily to reduced volumes pertaining to industrial tube market demand caused by uncertainties in OEM build schedules as manufacturers of residential air conditioning products try to balance production and inventory requirements between older 10 SEER models and the newly mandated 13 SEER products, coupled with cooler weather contributing to a slow start to the 2005 cooling season. The decrease in pounds shipped in the wholesale products segment reflects the continued impact of record high copper prices on demand and pricing. The decrease in pounds shipped in the rod, bar and other products segment is mainly due to the settled Montreal strike.
     The decrease in sales in total and by business segment was as follows:

	Net Sales
	For the Six Months Ended
In thousands, except for			$	%
percentages	July 3, 2005	July 4, 2004	Decrease	Decrease

Commercial products	$299,951	$299,951	$—	—%
Wholesale products	84,027	88,683	4,656	5.3
Rod, bar and other products	25,825	31,251	5,426	17.4

Total	$409,803	$419,885	$10,082	2.4%

     Overall, the decrease in revenue is due mainly to decreased volumes, partly offset by higher copper prices. The average COMEX copper price in the first half of 2005 was $1.50 per pound versus $1.23 per pound in the first half of 2004. Average unit fabrication revenues were flat year to year, at $0.92 per pound for the first six months of both 2005 and 2004.
     Commercial product sales increased $0.36 per pound, to $2.79 per pound in 2005 versus $2.43 per pound in 2004, a 14.8% increase. The improvement is mostly due to the rise in metal prices. However, we also benefited in this product segment from mix and price improvement, with a four cent per pound increase in fabrication revenues year over year. Wholesale product sales increased $0.14 per pound, to $1.96 per pound in 2005 versus $1.82 in 2004, a 7.7% increase. This increase in price reflects the rising COMEX price of copper, offset by a 34.2% decrease in fabrication revenue in this product segment. Rod, bar and other product sales decreased $5.4 million, or 17.4%, as a result of a 42% decline in volume attributable mainly to the second quarter Montreal strike, partly offset by an increase in unit sales price due to a favorable mix of product sales.
     The decrease in gross profit in total and by business segment was as follows:

	Gross Profit/(Loss)
	For the Six Months Ended
In thousands, except for
percentages	July 3, 2005	July 4, 2004	$ Decrease	% Decrease

Commercial products	$15,091	$30,998	$15,907	51.3%
Wholesale products	(302)	5,248	5,550	105.8
Rod, bar and other products	925	2,820	1,895	67.2

Total	$15,714	$39,066	$23,352	59.8%

     The decrease in gross profit is mainly attributable to the 14.6% decrease in pounds shipped, combined with weak pricing in the wholesale product segment. In addition, Company-wide reductions in and curtailment of production during the first and second quarters resulted in the under-absorption of fixed costs in the first half of 2005. The Montreal strike in the second quarter of 2005, along with the organized work slow-down that began in Montreal during the first quarter and the year-over-year strength of the Canadian dollar versus the U.S. dollar, also affected gross profit in 2005. For the first half of 2005 and 2004, the percentage of sales made by our Canadian facilities denominated in U.S. dollars ranged between 40% — 45%.
     Unit manufacturing costs for the first half of 2005 were $0.93 cents per pound, which includes the under-absorption of overhead on lower volumes and the effects of the Montreal strike. This 2005 unit manufacturing cost also includes $0.015 per pound translation impact of the U.S. dollar. Manufacturing cost per pound in the first half of 2004 was $0.83.
     Gross profit for the commercial products segment declined in the first half of 2005 from lower volumes, resulting in the under-absorption of fixed costs. Gross profit/(loss) for wholesale products declined principally due to very weak pricing in both the U.S. and Canada and weak demand caused by record high and unstable copper prices. Gross profit for rod, bar and other products decreased due to reduced volume and the effects of the Montreal strike, offset somewhat by gains in our European distribution operations.

     Selling, general and administrative (“SG&A”) expenses were $17.0 million in the first half of 2005 versus $19.5 million in the first half of 2004, a decrease of $2.5 million or 12.8%. The decrease in SG&A expense in the first half of 2005 as compared to 2004 is mainly the result of reduced compensation expense from lower performance incentive accruals, lower costs relating to compliance with Section 404 of the Sarbanes-Oxley Act of 2002, continued progress in managing and controlling health care and workers compensation costs, as well as tight controls over other discretionary spending.
     Interest expense (net) in the first half of 2005 was $10.6 million, as compared to $10.8 million in the same period in 2004, a decrease of $0.2 million or 1.9%. The decrease is mostly the result of benefits received from the $18.6 million repurchase in June and July 2004 of our 10.5% Senior Notes, partly offset by a reduction in the benefits received from our interest rate swap as interest rates have increased and by lower interest income caused by lower average cash balances.
     A tax benefit was recorded for the first half of 2005 of $4.1 million, or approximately 34% of the taxable loss, as compared to tax expense of $1.4 million, or approximately 23% of taxable income, for the same period a year ago. The 2005 tax benefit is net of a $0.5 million tax charge related to the repatriation of $10.2 million from China under the American Jobs Creation Act of 2004 on February 28, 2005, as well a greater proportion of earnings in jurisdictions where the tax rate is lower due to income tax holidays, but to a greater extent, from losses which were incurred in jurisdictions where the tax rates are higher.
Restructuring and Other Charges
     At July 3, 2005, remaining reserves for restructuring charges totaled $0.3 million, all of which was associated with the Booneville, MS facility closure. At December 31, 2004, remaining reserves for restructuring charges are $0.4 million for the Booneville, MS closure and $0.2 million for severance at Decatur, AL.
     Restructuring expenses/(credits) for the three and six month periods ended July 3, 2005 and July 4, 2004 are as follows:

	Three months ended		Six months ended
(In thousands)	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Booneville, MS closing	$68	$139	$(134)	$469
Montreal restructuring	56	—	142	—
Employee severance	—	160	—	401
Other	12	(5)	46	(5)

Totals	$136	$294	$54	$865

LIQUIDITY AND CAPITAL RESOURCES
     The following table sets forth selected information concerning our financial condition:

	July 3, 2005	December 31,
	(Unaudited)	2004
(In thousands)
Cash and cash equivalents	$13,988	$35,017
Working capital	196,916	201,965
Total debt	236,676	238,241
Current ratio	3.34	3.16

Sources of Liquidity
     Our principal sources of liquidity are cash and cash equivalents, cash provided by operations, and cash available under our liquidity facilities.
     Cash and cash equivalents. For the first six months of 2005, cash and cash equivalents decreased by $21.0 million. Cash and cash equivalents as of July 3, 2005 and December 31, 2004 were $14.0 million and $35.0 million, respectively, of which $8.4 million and $23.8 million, respectively, were held by subsidiaries located outside the U.S. On February 28, 2005, the Company took advantage of the special 85% dividends received deduction on the repatriation of certain foreign earnings offered under the American Jobs Creation Act of 2004 and repatriated approximately $10.2 million in previously unremitted earnings from its Chinese subsidiary. These funds had historically been considered “indefinitely invested”, and thus unavailable for use in the U.S. The repatriation of these funds was used to reduce the Company’s domestic borrowings.
     Approximately $4.7 million and $10.9 million of cash included in cash on hand was restricted as of July 3, 2005 and December 31, 2004, respectively, and is not available for general corporate use. Restricted cash at July 3, 2005 includes $1.8 million to secure a letter of credit for the loan made by the Portuguese government, $1.4 million related to the Company’s silver consignment facility with BAPM, $0.8 million as collateral to secure the Company’s travel and purchase credit card programs, $0.4 million as a deposit for the Monterrey, Mexico facility lease and $0.3 million in escrow related to the sale of the Company’s former Roxboro, NC facility. Restricted cash at December 31, 2004 includes $7.6 million related to deposits for margin calls on our metal hedge program, $1.8 million to secure a letter of credit for the loan made by the Portuguese government, $0.8 million as collateral to secure the Company’s travel and purchase credit card programs, $0.4 million as a deposit for the Monterrey, Mexico facility lease and $0.3 million in escrow related to the sale of the Company’s former Roxboro, NC facility.
     Cash used for operations. The Company had a net loss of $8.2 million for the first six months of 2005 versus income from continuing operations of $4.7 million for the first six months of 2004. The reduction in income in 2005 versus 2004 is due primarily to the impact of record high copper prices, reduced demand and the Montreal strike as described above under “Results of Operations”.
     Cash used for operating activities in the first half of 2005 was $14.3 million. Cash used for operating activities in the first half of 2004 was $16.6 million. Increased working capital requirements caused by continuing record high copper prices continue to negatively impact cash from operations. Generally, the primary factors affecting our ability to generate cash from operations are our ability to market and sell our products, our ability to maintain prices of our products, our ability to absorb the fixed cost nature of our business and our ability to minimize costs and realize operational efficiencies.
Uses of Liquidity
     Our principal uses of liquidity are working capital needs, capital expenditures and payments related to our outstanding debt.
     Working capital needs. As noted above, net cash used for operating activities in the first half of 2005 was $14.3 million, as compared to cash used for operating activities of $16.6 million for the first half of 2004. The decrease in cash used by operations during the first half of 2005 is primarily the result of losses incurred in 2005 versus net income in 2004, offset by decreased working capital needs due to planned inventory reductions, and by the decrease in volume partly offset by continued increases in copper prices. Due to seasonality, our business typically produces greater sales and requires a greater use of cash for working capital purposes in the first half of the year, as compared to the second half of the year when working capital is normally liquidated.
     Capital expenditures. In the first half of 2005, capital expenditures totaled $5.5 million versus $4.2 million in the first half of 2004. Capital expenditures include asset replacement, environmental and safety compliance, cost reduction and productivity improvement items, and expenditures for our new Mexico manufacturing facility. The Monterrey, Mexico facility is expected to contribute to both earnings and cash flow in 2005. Capital spending for Monterrey was approximately $0.4 million in 2004 and is forecasted to be approximately $2.3 million in 2005. We currently expect to spend between $8 and $10 million, in total, on capital expenditures in 2005.
     Payments related to our outstanding debt. In the first half of 2005, we made interest payments on our debt totaling $10.8 million, versus payments of $11.1 million in the first half of 2004. The decrease in interest payments from 2004 to 2005 results primarily from the benefit received by the $18.6 million repurchase in June and July 2004 of our 10.5% Senior Notes.
Outlook
     With the current availability under our receivables sale facility, our Amended and Restated Credit Agreement and our Amended and Restated Consignment Agreement, along with our current cash balances, and anticipated cash flow from continuing operations, we believe that we will be able to satisfy existing working capital needs, interest obligations and capital expenditure requirements.
Liquidity Facilities
     On April 28, 2005, we established a new three year receivables sale facility of up to $45 million arranged by Wachovia Bank, National Association (“Wachovia”); amended and restated

our secured revolving credit facility with Wachovia pursuant to an Amended and Restated Credit Agreement to provide for a three year facility of up to $35 million; and amended and restated our silver consignment and forward contracts facility with Fleet Precious Metals Inc., operating as Bank of America Precious Metals (“BAPM”) pursuant to an Amended and Restated Consignment Agreement. The Amended and Restated Credit Agreement and the Amended and Restated Consignment Agreement included amendments to the consolidated EBITDA covenants in each of those agreements to bring us into compliance with the consolidated EBITDA requirements for the first quarter of 2005.
     In addition, because we would not have been in compliance with the consolidated EBITDA requirement in both the Amended and Restated Credit Agreement and the Amended and Restated Consignment Agreement, as well as the Receivables Purchase Agreement relating to the receivables sale facility, for the second quarter of 2005, we further amended these agreements on August 1, 2005. The August amendments included modifications to the consolidated EBITDA requirements in these agreements to bring us into compliance with the consolidated EBITDA requirements for the second quarter of 2005. All of our existing and amended liquidity facilities have cross default provisions.
     Below is a summary of the Amended and Restated Credit Agreement, the Amended and Restated Consignment Agreement and our receivables sale facility, including the August amendments.
Amended and Restated Credit Agreement
     Availability. The Amended and Restated Credit Agreement we entered into in April provided for maximum aggregate borrowing availability of up to $35 million, subject to a $5 million excess availability requirement. The August amendment to the Amended and Restated Credit Agreement eliminated this excess availability requirement. The aggregate amount available under the Amended and Restated Credit Agreement included a $12 million sub-limit for letters of credit, and this sub-limit was increased to $18 million in the August amendment.
     Borrowing Base. At any time before the maturity of the facility, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Under the Amended and Restated Credit Agreement we entered into in April, the borrowing base generally equaled the sum of (i) 85% of our eligible U.S. accounts receivable (other than accounts of Wolverine Joining Technologies, LLC) and (ii) 60% of our eligible U.S. inventory (eligible inventory attributable to Wolverine Joining Technologies, LLC is capped at $3 million). The August amendment added to this borrowing base 25% of the net book value of our eligible U.S. equipment, capped at $8 million. The administrative agent may establish reserve requirements, and the reserve requirements and eligibility standards may be adjusted during the term. As of August 1, 2005, the reserve requirement was $6 million.
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
     Security. The obligations under the Amended and Restated Credit Agreement are secured by (i) a first priority lien on substantially all of our U.S. assets, including inventory and accounts receivable not sold in the receivables sale facility (but excluding real estate), and (ii) a first priority pledge of the capital stock of existing and future first-tier foreign subsidiaries of the Company and its U.S. subsidiaries. In addition, the Amended and Restated Credit Agreement we entered into in April provided for a springing first priority lien on our U.S. equipment at such time as the outstanding obligations under the Amended and Restated Credit Agreement reach $18 million. The August amendment provided for an immediate grant of a first priority lien on our U.S. equipment (other than leased or owned aircraft).
     Covenants. The Amended and Restated Credit Agreement contains customary representations and warranties, as well as covenants which, among other things, limit our ability to incur additional indebtedness and liens; enter into transactions with affiliates; make acquisitions; pay dividends; redeem or repurchase capital stock or senior notes; make investments or loans; make negative pledges; consolidate, merge or effect asset sales; or change the nature of our business. The Amended and Restated Credit Agreement we entered into in April also adjusted the financial covenants to include (a) a minimum consolidated EBITDA test measured quarterly on a rolling four quarter basis, with the minimum consolidated EBITDA requirement adjusted to $33.5 million for the first fiscal quarter of 2005 and $27.5 million for the second fiscal quarter of 2005; (b) a $15 million annual consolidated capital expenditure limitation; (c) a minimum $5 million ongoing excess availability requirement; and (d) a monthly minimum fixed charge coverage ratio to be tested at and after any time when outstanding obligations under the secured revolving credit facility equal or exceed $18 million (which, if such requirement were applicable in 2005, would be 1.0 to 1.0).
     The August amendment to the Amended and Restated Credit Agreement adjusted the consolidated EBITDA covenant (a) to require minimum consolidated EBITDA equal to at least $19,250,000 for the second fiscal quarter of 2005, measured on a rolling four-quarter basis, in order to bring us into compliance with this covenant for that period; (b) to require minimum consolidated EBITDA to be tested monthly on a rolling twelve-month basis beginning in September 2005 through September 2006, with quarterly tests to resume in December 2006; and (c) to revise the definition of consolidated EBITDA to eliminate adjustments for extraordinary losses and to provide limited adjustments for certain backwardation (inverted market) hedge-related losses and restructuring charges. The amendment also eliminated the $5 million excess availability requirement.

     The August amendment also added or enhanced certain financial and operational reporting obligations under the Amended and Restated Credit Agreement.
     Events of Default and Acceleration. The Amended and Restated Credit Agreement contains customary events of default for credit facilities of this size and type, and includes, without limitation, payment defaults; defaults in performance of covenants or other agreements contained in the transaction documents; inaccuracies in representations and warranties; certain defaults, termination events or similar events with respect to the receivables sale facility or the silver consignment and forward contracts facility; certain defaults with respect to our outstanding senior notes or other indebtedness in excess of $2.5 million; certain bankruptcy or insolvency events; the rendering of certain judgments in excess of $2.5 million; certain ERISA events; certain change in control events and the defectiveness of any liens under the secured revolving credit facility. Obligations under the Amended and Restated Credit Agreement may be accelerated upon the occurrence of an event of default.
     We had no borrowings outstanding under our Amended and Restated Credit Agreement in place at July 3, 2005, approximately $9.1 million of standby letters of credit outstanding, and approximately $17.9 million (subject to a $5.0 million excess availability requirement) in additional borrowing capacity available thereunder. As of December 31, 2004, we had $1.0 million in outstanding borrowings under our secured revolving credit facility, approximately $9.2 million of standby letters of credit outstanding, and approximately $26.6 million (subject to a $2.0 million excess availability requirement) in additional borrowing capacity available thereunder. Borrowing capacity available as of July 3, 2005, and December 31, 2004 reflects a reduction in the available amount for the value of the interest rate swap outstanding of $0.9 million and $0.7 million, respectively.
     As of August 1, 2005 and after giving effect to the August amendment, we had no borrowings outstanding under the Amended and Restated Credit Agreement and $12.6 million in letters of credit outstanding thereunder. After taking into account $7.2 million of reserves and other holdbacks, we had $15.2 million in additional borrowing availability under the Amended and Restated Credit Agreement as of that date.
Amended and Restated Consignment Agreement
     Under our Amended and Restated Consignment Agreement, as amended by the August amendment, BAPM extends to us a silver consignment facility, pursuant to which BAPM consigns certain amounts of silver upon request, as well as a silver forward contracts facility, pursuant to which we may contract to purchase certain amounts of silver from BAPM in the future for a set price. The Amended and Restated Consignment Agreement adjusted the maximum value of consigned silver available to us at any time under the consignment facility to be the lesser of $17 million dollars or the value of 2.4 million fine troy ounces of silver, in either case less an amount equal to 20% of the face value of all outstanding forward contracts under the forward contract facility. The forward contract limit remains at $700,000, which permits us to have up to $3.5 million in aggregate face value of forward contracts outstanding under this facility. The remaining terms of the Amended and Restated Consignment Agreement, as amended by the August amendment, include:

     Fees. We pay BAPM a market premium per troy ounce of consigned silver as well as a floating consignment fee on consigned silver at an annual rate fixed by BAPM from time to time (currently 3.75%). We may elect, in certain circumstances, to pay a fixed consignment fee on specific quantities and forms of consigned silver at a market rate reflective of BAPM’s cost of funding. When silver is purchased and withdrawn from consignment, whether upon election or sale to customers in the ordinary course of business, we are obligated to either pay BAPM the purchase price of the silver or deliver an equal amount of silver to BAPM’s account. We may also enter into floating forward contracts which bear interest payable on a monthly basis at a per annum rate equal to the prime rate minus 1-1/2%, or hybrid forward contracts under which the purchase price includes the carrying cost.
     Security. To secure our obligations under the Amended and Restated Consignment Agreement, BAPM has a first priority security interest in the silver subject to consignment or outstanding forward contracts and any proceeds and products thereof (other than receivables and associated collections sold by us in connection with the receivables sale facility). In addition, in the August amendment, we granted BAPM a security interest in all of our silver bullion (whether or not consigned by BAPM) and the proceeds and products thereof (other than receivables and associated collections sold in connection with the receivables sale facility). We have also placed money in escrow to cover the costs of refining, processing and recovery of the consigned silver. Pursuant to the August amendment, we provided BAPM with a letter of credit for $3.5 million that may be drawn by BAPM to fund our required purchase of consigned silver upon the earlier of the occurrence of an event of default and acceleration or the termination of the silver consignment facility.
     Representations, Warranties and Covenants. The Amended and Restated Consignment Agreement continues to include customary representations, warranties and covenants and to incorporate by reference all of the representations, warranties and covenants contained in the Amended and Restated Credit Agreement, as discussed above. The Amended and Restated Consignment Agreement we entered into in April adjusted the financial covenants to be consistent with those in the Amended and Restated Credit Agreement. The August amendment eliminated all financial covenants contained in the Amended and Restated Consignment Agreement effective as of July 3, 2005, including the consolidated EBITDA test for the second fiscal quarter of 2005. The August amendment also shortened certain monthly reporting deadlines under the Amended and Restated Consignment Agreement.
     Termination and Events of Default. Under the Amended and Restated Consignment Agreement we entered into in April, the consignment facility and/or the forward contracts facility, and BAPM’s obligations thereunder, were terminable by BAPM upon 30 days prior written notice. Upon such termination, all sums outstanding under the relevant facility would become due and payable and upon termination of the consignment facility, any consigned silver that had not been purchased and paid for would be required to be returned to BAPM. The August amendment revised this termination provision, providing that the consignment facility and/or the forward contracts facility, and BAPM’s obligations thereunder, may be terminated at any time, with payment for all sums outstanding under such terminated facility due within three business days after written notice of termination. In addition, upon the occurrence of any of the events of default contained in the Amended and Restated Consignment Agreement, BAPM may

terminate its obligations, and accelerate all of our obligations thereunder. Events of default include, among others, defaults in payment or performance of obligations under any transaction agreement or to BAPM or Fleet National Bank or any affiliate; inaccuracy of representations or warranties; certain defaults, termination events or similar events with respect to the receivables sale facility, the Amended and Restated Credit Agreement, our outstanding senior notes or other indebtedness in excess of $2.5 million; certain bankruptcy or insolvency events; certain material loss, theft or damage to, or attachment of, the consigned silver; the determination by BAPM in good faith that the Company has suffered a material adverse change; and certain change in control events.
     Under our Amended and Restated Consignment Agreement in place at July 3, 2005, we had $12.0 million of silver in our inventory under the silver consignment facility, with a corresponding amount included in accounts payable and $1.8 million committed to under the forward contracts facility. At December 31, 2004, we had $13.9 million in our inventory under the silver consignment facility, with a corresponding amount included in accounts payable and $0.7 million outstanding under the forward contracts facility.
     As of August 1, 2005, and after giving effect to the August amendment, the value of silver in our inventory under the silver consignment facility was $12.6 million, with a corresponding amount included in accounts payable. The value of silver committed to under the forward contracts facility was $1.4 million at that date.
Receivables Sale Facility
     On April 28, 2005, in conjunction with amending and restating our secured revolving credit facility and our silver consignment and forward contracts facility, we established a three year receivables sale facility of up to $45 million arranged by Wachovia.
     Structure. Under the receivables sale facility, the Company and its wholly-owned subsidiaries Small Tube Manufacturing, LLC and Tube Forming, L.P. (collectively, the “Originators”) continuously sell certain receivables without recourse to DEJ 98 Finance, LLC (“DEJ”), a wholly owned, bankruptcy-remote special purpose entity, pursuant to a Receivables Sale Agreement dated as of April 28, 2005, between the Originators and DEJ. Wolverine Finance, LLC (“Wolverine Finance”), a wholly owned subsidiary of the Company, has been engaged by DEJ to service the sold receivables. The books and records of DEJ are included in the consolidated financial statements of the Company for financial reporting purposes.
     The Originators sell, or transfer as a contribution of capital, certain U.S. receivables, at a discount and without recourse, to DEJ, whose sole business purpose is the acquisition and financing of the receivables. DEJ can then further sell undivided interests in a specified portion of these receivables, as necessary, to Blue Ridge Asset Funding Corporation (“Blue Ridge”), or, to the extent that Blue Ridge elects not to purchase, to Wachovia and certain other purchasers (the “Liquidity Banks”), pursuant to a Receivables Purchase Agreement, dated as of April 28, 2005, among DEJ, Wolverine Finance, the Company, Blue Ridge, the Liquidity Banks from time to time party thereto and Wachovia, as agent, in order to provide the funds required to purchase receivables from the Originators. Proceeds from the collection of the receivables are used by

DEJ to purchase additional receivables from the Originators, repay Blue Ridge or the Liquidity Banks in the event that sufficient additional receivables are not available to maintain its investment, or pay fees and expenses. The Company has guaranteed the performance by the other Originators of their obligations under the Receivables Sale Agreement and Wolverine Finance’s obligations under the Receivables Purchase Agreement. DEJ retains no interest in the investment in the receivables sold to Blue Ridge or the Liquidity Banks, and has experienced no gains or losses on such sales. DEJ is a separate corporate entity with its own creditors who, in the event of DEJ’s liquidation, will be entitled to a claim on DEJ’s assets prior to any distribution to the Company.
     Available Amounts. The amount of cash available to us from Blue Ridge or the Liquidity Banks will be based upon the amount of eligible receivables and certain reserves required by the facility. Accordingly, availability may fluctuate over time given changes in eligible receivables balances and calculation of reserves, but in no case will it exceed the facility’s $45 million purchase limit. As of April 28, 2005, the Company received an initial funding of $12 million under the facility, leaving approximately $29.8 million available thereunder as of that date.
     Based upon the servicing report prepared by Wolverine Finance as of July 3, 2005, the value of receivables eligible to be purchased by Blue Ridge totaled approximately $38.9 million. We utilized $4.5 million under the facility at July 3, 2005, leaving remaining availability at this date of approximately $34.4 million.
     Costs. Our costs associated with the receivables sale facility will depend on whether purchases are funded by Blue Ridge or by the Liquidity Banks. To the extent that purchases are funded by Blue Ridge, our costs will be based on Blue Ridge’s cost of funds for issuing commercial paper plus monthly fees based on the average aggregate daily outstanding balance funded by Blue Ridge multiplied by a per annum rate of between 0.80% to 1.75%, depending on our fixed charge coverage ratio. To the extent that purchases are not funded by Blue Ridge, but instead are funded directly by the Liquidity Banks, our costs, payable monthly, will generally accrue on outstanding balances at either (i) the LIBO rate plus a margin between 1.75% to 3.00%, depending on the fixed charge coverage ratio, or (ii) the greater of the prime rate or adjusted federal funds rate plus a margin between 0.00% to 0.50%, depending on our fixed charge coverage ratio. Commitment fees are payable monthly at a per annum rate of between 0.35% to 0.50%, depending on our fixed charge coverage ratio, and will accrue on the unused portion of the facility. DEJ will also pay certain fees and expenses of Wachovia and Blue Ridge, including an annual administration fee and audit and legal fees of Blue Ridge and Wachovia associated with the receivables sale facility. We also paid a one-time structuring fee to Wachovia at closing.
     Representations, Warranties, Covenants and Indemnities. The receivable sales facility contains representations, warranties, covenants and indemnities customary for facilities of this type.
     Termination. The receivables sale facility is scheduled to expire on April 28, 2008. Although Blue Ridge is not committed to purchase undivided ownership interests in receivables, the Liquidity Banks have committed to (if Blue Ridge does not) purchase receivables interests, on the terms and subject to the conditions in the receivables sale facility, until this expiration date. The Company can terminate the receivables sale facility upon 10 days notice without a termination fee.
     Wachovia, as agent for Blue Ridge and the Liquidity Banks, can terminate purchases of receivables interests prior to the scheduled expiration date upon the occurrence of certain events, including, among others, non-performance by us of payments or other agreements under the receivables sale facility; inaccuracy of the representations and warranties made in the facility documents; defaults with respect to other obligations of DEJ; defaults with respect to indebtedness in excess of $2.5 million of the Company or its subsidiaries other than DEJ; bankruptcy or insolvency events regarding us or any of our subsidiaries; certain statistics concerning collections of the receivables not meeting specified criteria; certain change of control events; the rendering of judgments in excess of specified amounts against DEJ, us or our subsidiaries; the termination of any of the transaction documents, the cessation of any transfers of receivables under the Receivables Sale Agreement or the ineffectiveness of our performance guarantee; the agent’s interest in the receivables ceasing to be valid; the outstanding amount received by us exceeding the $45 million purchase limit or the aggregate adjusted amount of outstanding receivables; certain events that materially adversely affect the credit quality of receivables or the Company and its subsidiaries taken as a whole; certain ERISA events; and defaults in any of the financial requirements contained in the Receivables Purchase Agreement, which are the same as the financial covenants included in the Amended and Restated Credit Agreement (See Note 6).
     In accordance with the provisions of Statement of Financial Accounting Standard No. 140 (“SFAS 140”), Accounting for Transfers and Servicing of Financial Assets, the Company includes in accounts receivable in its consolidated balance sheets the portion of receivables sold to DEJ which have not been resold by DEJ to Blue Ridge or the Liquidity Banks. At July 3, 2005, the outstanding amount of investment by Blue Ridge of commercial paper under the agreements was $4.5 million. Accordingly, accounts receivable in the consolidated balance sheets have been reduced by $4.5 million at July 3, 2005 representing the face amount of the outstanding receivables sold at that date.
     On August 1, 2005, the Company amended its Receivables Purchase Agreement, the terms of which include:
(e)	an amendment to the consolidated EBITDA requirement for the second fiscal quarter of 2005 in order to bring the Company into compliance with this requirement for that period, as well as a prospective adjustment to the consolidated EBITDA test, both consistent with the revised consolidated EBITDA covenant contained in the August amendment to the Amended and Restated Credit Agreement;

(f)	the addition or enhancement of certain financial and operational reporting obligations, including those obligations required under the August amendment to the Amended and Restated Credit Agreement;

(g)	an adjustment to the loss reserve and dilution reserve formulas that are used in the availability calculation; and

(h)	the elimination of the obligation to comply with the $5 million excess availability requirement under the Amended and Restated Credit Agreement.
     As of August 1, 2005, and after giving effect to this amendment, utilization of the receivables sale facility was $9.5 million, leaving approximately $24.9 in additional availability thereunder. As of August 1, 2005 and after giving effect to this amendment, the Company was in compliance with the financial requirements contained in the Receivables Purchase Agreement, including the amended second quarter 2005 consolidated EBITDA covenant.
Environmental Matters
     We are subject to extensive environmental regulations imposed by local, state, federal and provincial authorities in the U.S., Canada, China, Portugal and Mexico with respect to air emission, discharges to waterways, and the generation, handling, storage, transportation, treatment and disposal of waste material, and we have received various communications from regulatory authorities concerning environmental matters. We have accrued undiscounted estimated environmental remediation costs of $0.9 million as of July 3, 2005, consisting primarily of $0.8 million for the Ardmore, Tennessee facility and $0.1 million for the Decatur, Alabama facility. Based upon information currently available, we believe that the ultimate remediation costs for these matters are not reasonably likely to have a material effect on our business, financial condition or results of operations. However, actual costs related to these environmental matters could differ materially from the amounts we estimated and have accrued at July 3, 2005, and could result in additional exposure if these environmental matters are not resolved as anticipated.
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

     The estimated remaining assessment, monitoring, remedial, legal and other costs related to the environmental matters at our Decatur, Alabama facility are $0.1 million as of July 3, 2005.
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
     These forward-looking statements are subject to various risks and uncertainties which could cause actual results to differ materially from those stated or implied by such forward-looking statements. We undertake no obligation to publicly release any revision of any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof, or to reflect the occurrence of unanticipated events. Information concerning risk factors is contained under the caption “Risk Factors That May Affect Future Performance in our Annual Report on Form 10-K for the year ended December 31, 2004, and in our Quarterly Report on Form 10-Q for the quarter ended April 3, 2005, which information is incorporated herein by reference and which may be revised in future Securities and Exchange Commission filings by the Company. Additional risk factors are described below. You should carefully consider all of the risks and all other information contained in or incorporated by reference in this report and in our filings with the SEC. These risks are not the only ones we face. Additional risks and uncertainties not presently known to us, or which we currently consider immaterial, also may adversely affect us. If any of these risks actually occur, our business, financial condition and results of operations could be materially and adversely affected.
Our inability to comply with the debt covenants contained in the indentures for our outstanding notes and in our other liquidity agreements could lead to an acceleration of our debt and possibly bankruptcy.
     The indentures for our outstanding notes and our other liquidity agreements, including the agreements governing our receivables sale facility, Amended and Restated Credit Agreement and Amended and Restated Consignment Agreement contain a number of significant covenants that limit our ability to, among other things:
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

     Our liquidity agreements also contain provisions that require us to meet certain financial requirements. Changes in economic or business conditions, results of operations or other factors could make us unable to comply with these tests and cause a default and/or termination event under these agreements. Due to cross-default provisions in these liquidity agreements, such a default or termination event, if not waived or amended, could result in acceleration of our debt and possibly bankruptcy. We have amended our liquidity agreements to alter certain financial tests that we must satisfy in order to be in compliance with these requirements for both the first and second quarter of 2005. In addition, the most recent amendments to these agreements require us to begin meeting minimum consolidated EBITDA to be tested on a rolling twelve month basis beginning in September 2005 through September 2006, with quarterly test to resume in December 2006.
Our significant debt levels may limit our future ability to obtain additional financing and to pursue business opportunities.
     As of July 3, 2005, our total debt was $236.7 million, which represented approximately 54% of our total capitalization. Under our receivables sale facility, our amended and restated secured revolving credit agreement and our consignment and forward contracts facility, as amended, and the indentures governing our outstanding Senior Notes, our ability to obtain additional debt and/or obtain additional sources of financing is limited. This may hinder our future ability to pursue additional business opportunities.
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
     The amended and restated credit agreement entered into on April 28, 2005, as amended, governing our secured revolving credit facility permits us to borrow up to $35.0 million, as long as we meet certain inventory levels and comply with financial and operating covenants. Further, although the covenants in the credit agreement generally prohibit us from incurring additional indebtedness, the limited exceptions to this restriction would permit the Company to incur specific types of indebtedness, for example, up to $2.5 million in purchase money indebtedness to finance the purchase of fixed assets. The credit agreement also contains a general exception to this restriction for the incurrence of up to $5.0 million in additional unsecured debt under certain conditions.
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
We may not have access to funds under our receivables sale facility, our amended and restated secured revolving credit facility, or our amended and restated consignment and forward contracts facility if we are not able to meet the conditions in those facilities, or to renew on acceptable terms upon expiration of those facilities in April 2008, or to obtain alternative financing to satisfy working capital needs.
     We view our existing receivables sale facility, amended and restated secured revolving credit facility and amended and restated consignment and forward contract facility as sources of available liquidity. These facilities contain various conditions, covenants, including financial covenants, and representations with which we must be in compliance in order to access funds. Should we need access to funds under these facilities in the future, there can be no assurances that we will be in compliance with the conditions, covenants and representations required in these facilities. By their terms, our new liquidity facilities expire in April 2008. We anticipate renewing these facilities on terms at least as favorable as the existing facilities, but there can be no assurances of renewal or the terms on which we may renew. On August 1, 2005, we amended our liquidity facilities to adjust the minimum consolidated EBITDA requirements as of July 3, 2005 in order to be in compliance with these requirements. These amendments also require us to begin meeting a trailing twelve month minimum consolidated EBITDA requirement on a monthly basis from September 2005 through September 2006. However, there can be no assurances that we will be able to, in the future, amend any terms of our existing liquidity facilities, including financial covenants, should we not meet any terms in the agreements.
Increasing competition from Chinese competitors who sell both within China and for export to other parts of the world may negatively impact our business and adversely affect our revenue and operating results.
     We face increased competition for the products we manufacture within China. Due to our relative market share for sales within China, we are subject to continuing competitive pricing pressures in this country. Further, as Chinese competitors continue to increase their exports into the U.S. and other markets we serve world-wide, our ability to maintain price, market share and operating margins may be negatively impacted.
Continued historically high copper prices are having, and may continue to have, a substantial impact upon both demand and pricing for our wholesale products which may continue to negatively impact our business and adversely affecting our revenues and operating margins.
     The historically high and unstable price of copper has reduced demand for copper wholesale products, and has created excess capacity amongst manufacturers. We are not the market leader in the U.S. in this segment, but have a large market share in the significantly smaller Canadian market. However, we do not believe that we are the low-cost producer in this segment. As competitors strive to maintain or increase market share, we see increasing pricing pressures which have negatively affected, and may continue to negatively affect, our business and operating results.
Current conditions in the copper forward markets have been unusual and may have a significant impact on our financial results.
     The copper forward market is currently inverted, or in a “backwardation” market. In this scenario, the forward delivery price of copper is less than the current spot price of copper. The recent spreads between the current spot price and the forward price have increased to levels that have the potential to generate a cash and economic loss to the Company. If this situation continues, and we are unable to mitigate the backwardation impact, our financial results could be significantly impacted.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to various market risks, including changes in commodity prices, foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. In the ordinary course of business, we enter into various types of transactions involving financial instruments to manage and reduce the impact of changes in commodity prices, foreign currency exchange rates and interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.
Commodity Price Risks
     In most cases, the price our customers pay for a product includes a metal charge that represents the market value of the copper used in that product as of the date we ship the product to the customer. However, as an accommodation to our customers, we often enter into fixed price commitments to purchase copper on their behalf in order to fix the price of copper in advance of shipment. We account for these transactions as cash flow hedges under Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standard No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and by Statement of Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, (hereinafter collectively referred to as “SFAS 133”). The fair value of these derivative assets is recognized in prepaid expenses in the Consolidated Balance Sheet. Hedge ineffectiveness is recognized in the Consolidated Statement of Operations under cost of goods sold. Information regarding this type of derivative transaction is as follows:

	Three months	Six months
	ended	ended
(In millions)	July 3, 2005	July 3, 2005
Gain/(loss) arising from ineffectiveness included in earnings	$(0.1)	$—
Gains/(losses) reclassed from other comprehensive income (“OCI”) to earnings	$0.5	$1.0

(In millions)	July 3, 2005	July 4, 2004
Aggregate notional value of derivatives outstanding	$12.7	$10.8
Period through which derivative positions currently exist	December 2006	July 2005
Fair value of derivatives — asset/(liability)	$0.9	$2.4
Increase/(decrease) in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(1.4)	$(1.3)
Deferred gains/(losses) included in OCI	$0.6	$1.4
Gains/(losses) included in OCI to be recognized in future periods	$0.6	$1.4
Number of months over which gain/(loss) in OCI is to be recognized	12	12
     We have firm-price purchase commitments with some of our copper suppliers under which we agree to buy copper at a price set in advance of the actual delivery of that copper to us. Under these arrangements, we assume the risk of a price decrease in the market price of copper between the time this price is fixed and the time the copper is delivered. In order to reduce our market exposure to price decreases, at the time we enter into a firm-price purchase commitment, we also often enter into commodity forward contracts to sell a like amount of copper at the then-current price for delivery to the counter party at a later date. We account for these transactions as cash flow hedges under SFAS 133. The fair value of these derivative liabilities is recognized in accrued liabilities in the Consolidated Balance Sheet. Hedge ineffectiveness is recognized in the Consolidated Statement of Operations under cost of goods sold. Information on this type of derivative transaction is as follows:

	Three months	Six months
	ended	ended
(In millions)	July 3, 2005	July 3, 2005
Gain/(loss) arising from ineffectiveness included in earnings	$(0.2)	$(0.7)
Gains/(losses) reclassed from other comprehensive income (“OCI”) to earnings	$(0.7)	$(1.6)

(In millions)	July 3, 2005	July 4, 2004
Aggregate notional value of derivatives outstanding	$8.3	$6.5
Period through which derivative positions currently exist	September 2005	October 2004
Fair value of derivatives — asset/(liability)	$(8.6)	$(0.1)
Increase/(decrease) in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(0.9)	$(0.7)
Deferred gains/(losses) included in OCI	$0.4	$(0.1)
Gains/(losses) included in OCI to be recognized in future periods	$0.4	$(0.1)
Number of months over which gain/(loss) in OCI is to be recognized	3	4
     We have entered into commodity forward contracts to sell copper in order to hedge or protect the value of the copper carried in our inventory from price decreases. During the first three quarters of 2004, these forward contracts were not designated as hedges, and were marked to market each period, with the corresponding gains and losses recorded in cost of goods sold. Beginning in the fourth quarter of 2004, we began accounting for these forward contracts as fair value hedges under SFAS 133. The fair value of these derivative liabilities is recognized in accrued liabilities in the Consolidated Balance Sheet. Hedge ineffectiveness is recognized in the Consolidated Statement of Operations under cost of goods sold. Information on this type of derivative transaction is as follows:

	Three months	Six months
	ended	ended
(In millions)	July 3, 2005	July 3, 2005
Gain/(loss) arising from ineffectiveness included in earnings	$0.2	$(0.3)

(In millions)	July 3, 2005	July 4, 2004
Aggregate notional value of derivatives outstanding	$53.3	$45.4
Period through which derivative positions currently exist	September 2005	September 2004
Fair value of derivatives — asset/(liability)	$(2.3)	$(0.5)
Increase/(decrease) in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(5.6)	$(4.6)
     We have also entered into commodity futures contracts to purchase natural gas to reduce our risk of future price increases. We account for these transactions as cash flow hedges under SFAS 133. The fair value of these derivative assets is recognized in prepaid expenses and other assets in the Consolidated Balance Sheet. Hedge ineffectiveness is recognized in the Consolidated Statement of Operations under cost of goods sold. Information on this type of derivative transaction is as follows:

	Three months	Six months
	ended	ended
(In millions)	July 3, 2005	July 3, 2005
Gain/(loss) arising from ineffectiveness included in earnings	$(0.2)	$0.5
Gains/(losses) reclassed from other comprehensive income (“OCI”) to earnings	—	—

(In millions)	July 3, 2005	July 4, 2004
Aggregate notional value of derivatives outstanding	$5.6	$2.4
Period through which derivative positions currently exist	December 2006	December 2004
Fair value of derivatives — asset/(liability)	$7.1	$0.8
Increase/(decrease) in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(0.7)	$(0.3)
Deferred gains/(losses) included in OCI	$1.7	$0.7
Gains/(losses) included in OCI to be recognized in future periods	$1.2	$0.7
Number of months over which gain/(loss) in OCI is to be recognized	12	7
Foreign Currency Exchange Risk
     We are subject to market risk exposure from fluctuations in foreign currencies. Foreign currency exchange forward contracts may be used from time to time to hedge the variability in cash flows from the forecasted payment or receipt of currencies other than the functional currency. We do not enter into forward exchange contracts for speculative purposes. These forward currency exchange contracts and the underlying hedged receivables and payables are carried at their fair values, with any associated gains and losses recognized in current period earnings. These contracts cover periods commensurate with known or expected exposures, generally within two months. As of July 3, 2005, we had forward exchange contracts outstanding to buy foreign currency with a notional amount of $1.4 million. The estimated fair value of these forward exchange contracts to buy foreign currency was a gain in the amount of $67 thousand. The effect of a 10% adverse change in exchange rates would be a loss of approximately $135 thousand. As of July 3, 2005, we also had forward exchange contracts outstanding to sell foreign currency with a notional amount of $0.1 million. The estimated fair value of these forward exchange contracts to sell foreign currency was a gain in the amount of $4 thousand. The effect of a 10% adverse change in exchange rates would be a loss of approximately $3 thousand.
     We also use foreign currency forward exchange contracts to hedge our inventory currency risk in Canada. These contracts are denominated in U.S. and Canadian dollars. As of July 3, 2005, we had foreign currency forward exchange contracts outstanding through December 2005 to purchase foreign currency with a notional amount of $8.1 million. As of July 3, 2005, we had an unrealized gain of $7 thousand associated with these foreign currency forward exchange contracts. The effect of a 10% adverse change in exchange rates would be a loss of approximately $0.7 million.
Interest Rate Risk
     In October 2002, we entered into an interest rate swap transaction on $50.0 million of our 7.375% Senior Notes. The interest rate swap calls for semi-annual interest payments on February 1 and August 1, a floating interest rate based upon the six month LIBOR rate plus a spread of 3.76%, and an August 1, 2008 maturity date. The interest rate swap resulted in an increase in interest expense for the three and six month periods ended July 3, 2005 of $26 thousand and $71 thousand, respectively, and a reduction of interest expense for the three and six month periods ended July 4, 2004 of $153 thousand and $437 thousand, respectively.
     As of April 3, 2005, the fair market value of the interest rate swap was a liability of $0.9 million, which is included in other liabilities with a corresponding decrease to the hedged debt. Equal and offsetting unrealized gains and losses are included in other income expense. For the three and six month periods ended July 3, 2005, the interest rate swap effectively converted $50 million of fixed rate 7.375% Senior Notes to variable rates of 7.6% and 7.7%, respectively. As of July 4, 2004, the fair market value of the interest rate swap was a liability of $1.0 million, which was included in other liabilities with a corresponding decrease to the hedged debt. Equal and offsetting unrealized gains and losses were included in other income expense. For the three and six month periods ended July 4, 2004, the interest rate swap effectively converted $50 million of fixed rate 7.375% Senior Notes to variable rates of 6.1% and 5.7%, respectively.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of management, including our Chief Executive Officer, Dennis J. Horowitz, and our Chief Financial Officer, Thomas B. Sabol, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, Messrs. Horowitz and Sabol have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
     Based upon the evaluation performed by our management, which was conducted with the participation of Messrs. Horowitz and Sabol, there has been no change in our internal control over financial reporting during the second quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
     On May 19, 2005, the Company held its Annual Meeting of Stockholders. The matters voted on at the meeting and the results of those votes were as follows:
     1.) Election of Class III Directors.

	Votes For	Votes Against	Votes Withheld
Gail O. Neuman	13,416,671	—	190,446

W. Barnes Hauptfuhrer	13,417,171	—	189,946
     Other directors whose term of office continued after the meeting were Dennis J. Horowitz, Chris A. Davis, John L. Duncan, and Jan K. Ver Hagen. Thomas P. Evans did not stand for re-election.

     2.) Appointment of KPMG as Independent Registered Public Accounting Firm.

Votes For	Votes Against	Votes Withheld
13,498,187	89,758	19,172
Item 5. Other Information
Board of Director Changes
     On July 20, 2005, Chris A. Davis submitted written notice of her resignation as a Class I member of the Board of Directors (the “Board”) of the Company, effective immediately. Ms. Davis resigned from the Board due to other business obligations, and not due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.
     On July 20, 2005, the Board appointed Stephen E. Hare to fill the vacant Class I directorship created by Ms. Davis’s resignation, to hold office for the remainder of the Class I term and until his successor is elected and qualified. Also on July 20, 2005, the Board increased the number of authorized directors on the Board from six to seven and appointed Julie A. Beck to fill the newly-created Class II directorship, to hold office for the remainder of the Class II term and until her successor is elected and qualified. The Board appointed both Ms. Beck and Mr. Hare to the Audit Committee of the Board as audit committee financial experts.
2005 Base Salaries
     On June 9, 2005, our Board of Directors ratified the recommendations of the Compensation Committee in regards to the base salaries effective July 1, 2005 for each of the following named executive officers:

Name and Position	2005 Base Salary
Dennis J. Horowitz Chairman and Chief Executive Officer	$615,000

Johann R. Manning, Jr. President and Chief Operating Officer	$340,080

Thomas B. Sabol Senior Vice President, Chief Financial Officer and Secretary	$250,000

Keith I. Weil Senior Vice President, International and Strategic Development	$234,066

Massoud Neshan Senior Vice President, Technology	$210,087
     Mr. Manning’s salary increase relates to his 2005 promotion to President and Chief Operating Officer.

Other Executive Compensation
     In February 2005, the Company’s Compensation Committee approved, in principle, that the Company provide for the reimbursement of future expenses related to Mr. Horowitz’s relocation of his permanent residence outside of the immediate Huntsville, Alabama area and reimbursement for Mr. Horowitz’s reasonable travel expenses for commuting from such residence to the Company’s corporate offices. The specifics of this benefit were finalized on August 10, 2005 and provides that the reimbursement of Mr. Horowitz’s relocation expenses to the Jacksonville, Florida area will be covered consistent with the Company’s current relocation policy (including an amount for certain discretionary related expenses under the policy), up to $125,000 plus any gross up for income tax purposes. In addition, Mr. Horowitz’s on-going commuting costs will be grossed up for income tax purposes.
Item 6. Exhibits
     (a) Exhibits
10.1	Receivables Sale Agreement, dated as of April 28, 2005, among the Company, Small Tube Manufacturing, LLC, Tube Forming, L.P. and DEJ 98 Finance, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2005).

10.2	Receivables Purchase Agreement, dated as of April 28, 2005, among DEJ 98 Finance, LLC, Wolverine Finance, LLC, the Company, Blue Ridge Asset Funding Corporation, the liquidity banks from time to time party thereto and Wachovia Bank, National Association, as agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 4, 2005).

10.3	Amended and Restated Credit Agreement, dated as of April 28, 2005, among the Company, its U.S. subsidiaries, the lenders named therein and Wachovia Bank, National Association, as administrative agent.

10.4	Amended and Restated Consignment Agreement, dated as of April 28, 2005, among the Company, Wolverine Joining Technologies, LLC and Fleet Precious Metals Inc., operating as Bank of America Precious Metals (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 4, 2005).

10.5	Form of Restricted Stock Agreement under the Wolverine Tube, Inc. 2003 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 25, 2005).

10.6	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 16, 2005).

10.7	Non-Employee Director Compensation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 25, 2005).

10.8	2005 Base Salaries and Other Compensation of Named Executive Officers.

10.9	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of August 1, 2005, among the Company, its U.S. subsidiaries, the lenders named therein and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 5, 2005).

10.10	Amendment No. 1 to Receivables Purchase Agreement, dated as of August 1, 2005, among DEJ 98 Finance, LLC, Wolverine Finance, LLC, the Company, Blue Ridge Asset Funding Corporation and Wachovia Bank, National Association, individually and as agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 5, 2005).

10.11	First Amendment to Amended and Restated Consignment Agreement, dated as of August 1, 2005, among the Company, Wolverine Joining Technologies, LLC and Fleet Precious Metals Inc., operating as Bank of America Precious Metals (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 5, 2005).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

WOLVERINE TUBE, INC.
Dated: August 12, 2005	By :	/s/ Thomas B. Sabol
	Name:	Thomas B. Sabol
	Title:	Senior Vice President, Chief Financial Officer and Secretary