Form 10-Q
period 2005-10-02
WOLVERINE TUBE INC
filed 2005-11-14
CIK 821407

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended October 2, 2005
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date:

Class	Outstanding as of November 10, 2005
Common Stock, $0.01 Par Value	15,035,718 Shares

FORM 10-Q
QUARTERLY REPORT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	October 2,	October 3,	October 2,	October 3,
	2005	2004	2005	2004

(In thousands except per share amounts)
Net sales	$225,704	$200,038	$635,507	$619,923
Cost of goods sold	227,615	187,713	621,704	568,532

Gross profit/(loss)	(1,911)	12,325	13,803	51,391
Selling, general and administrative expenses	8,795	9,195	25,747	28,694
Restructuring charges	1,849	862	1,903	1,727

Operating income/(loss) from continuing operations	(12,555)	2,268	(13,847)	20,970
Other expenses:
Interest expense, net	5,235	4,922	15,801	15,752
Amortization and other, net	323	(22)	765	1,115
Loss on extinguishment of debt	—	2,372	—	3,009

Income/(loss) from continuing operations before income taxes	(18,113)	(5,004)	(30,413)	1,094
Income tax provision/(benefit)	(6,915)	(2,492)	(11,051)	(1,062)

Income/(loss) from continuing operations	(11,198)	(2,512)	(19,362)	2,156
Loss from discontinued operations, net of income tax	—	(73)	—	(325)

Net income/(loss)	$(11,198)	$(2,585)	$(19,362)	$1,831

Per share data:
Earnings/(loss) per common share — basic:
Continuing operations	$(0.74)	$(0.17)	$(1.29)	$0.16
Discontinued operations	—	—	—	(0.02)

Net income /(loss)	$(0.74)	$(0.17)	$(1.29)	$0.14

Basic weighted average number of common shares	15,034	14,835	15,015	13,246

Earnings/(loss) per common share — diluted:
Continuing operations	$(0.74)	$(0.17)	$(1.29)	$0.16
Discontinued operations	—	—	—	(0.02)

Net income /(loss)	$(0.74)	$(0.17)	$(1.29)	$0.14

Diluted weighted average number of common and common equivalent shares	15,034	14,835	15,015	13,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	October 2,	December 31,
	2005	2004

(In thousands except share and per share amounts)	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$25,467	$35,017
Accounts receivable, net of allowances for doubtful accounts of $0.6 million in 2005 and $0.4 million in 2004	109,475	93,964
Inventories	132,479	151,979
Prepaid expenses and other	11,567	6,905
Deferred income taxes current	15,677	7,707

Total current assets	294,665	295,572
Property, plant and equipment, net	187,096	194,966
Deferred charges, net	12,798	11,892
Goodwill, net	77,098	77,312
Deferred income taxes, non-current	1,352	1,008
Notes receivable	851	—
Assets held for sale	2,450	1,147
Investments	5,880	5,561

Total assets	$582,190	$587,458

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$68,848	$59,912
Accrued liabilities	29,664	32,476
Short-term borrowings	170	1,219

Total current liabilities	98,682	93,607
Long-term debt	235,192	237,022
Pension liabilities	31,399	27,915
Postretirement benefit obligation	19,431	18,422
Accrued environmental remediation	847	990

Total liabilities	385,551	377,956
Stockholders’ equity
Common stock, par value $0.01 per share; 40,000,000 shares authorized; 15,034,719 and 14,927,577 shares issued and outstanding as of October 2, 2005 and December 31, 2004, respectively	150	149
Additional paid-in capital	91,639	90,571
Retained earnings	104,988	124,350
Unearned compensation	(618)	(309)
Accumulated other comprehensive income/(loss)	480	(5,259)

Total stockholders’ equity	196,639	209,502

Total liabilities and stockholders’ equity	$582,190	$587,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	October 2,	October 3,
	2005	2004

(In thousands)
Operating Activities
Income/(loss) from continuing operations	$(19,362)	$2,156
Adjustments to reconcile net income/(loss) to net cash used for operating activities:
Depreciation and amortization	12,803	13,155
Deferred income taxes	(10,526)	(1,248)
Loss on retirement of Senior Notes, net of tax	—	1,986
Other non-cash items	4,119	1,153
Sales of accounts receivable	18,500	—
Changes in operating assets and liabilities:
Accounts receivable, net	(34,274)	(21,687)
Inventories	19,771	(18,038)
Refundable income taxes	(1,673)	(834)
Prepaid expenses and other	(1,776)	(300)
Accounts payable	9,792	19,623
Accrued liabilities including pension, postretirement benefit and environmental	2,071	(3,257)

Net cash used for operating activities	(555)	(7,291)

Investing Activities
Additions to property, plant and equipment	(7,639)	(6,266)
Disposals of property, plant and equipment	861	258

Net cash used for investing activities	(6,778)	(6,008)

Financing Activities
Financing fees and expenses paid	(1,032)	—
Net payments on revolving credit facilities	(2,093)	(216)
Issuance of common stock	430	23,965
Retirement of senior notes	—	(20,510)
Other financing activities	35	(839)

Net cash provided by/(used for) financing activities	(2,660)	2,400
Effect of exchange rate on cash and cash equivalents	443	15

Net cash used for continuing operations	(9,550)	(10,884)

Net cash used for discontinued operations	—	(378)
Net decrease in cash and cash equivalents	(9,550)	(11,262)

Cash and cash equivalents at beginning of period	35,017	46,089

Cash and cash equivalents at end of period	$25,467	$34,827

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
     The accompanying condensed consolidated financial statements presented herewith reflect all adjustments (consisting of only normal and recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three and nine month periods ended October 2, 2005 and October 3, 2004. The results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.
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
     Prior to 2005, the Company did not apply the provisions of the Emerging Issues Task Force (“EITF”) Consensus 00-10 as freight amounts billed to customers were not material to the financial statements as a whole. Beginning on January 1, 2005, because the Company now believes that, due to rising fuel and other transportation costs, freight costs billed to customers may become material, the Company began classifying freight billed to customers as revenue instead of as a reduction to cost of goods sold in accordance with EITF 00-10. The impact of the reclassification for the three and nine months ended October 2, 2005 was $0.1 million and $0.4 million, respectively. Prior year results have not been restated as amounts were not material.

(2) Inventories
     Inventories are as follows:

	October 2, 2005	December 31, 2004

(In thousands)
Finished products	$48,445	$61,376
Work-in-process	35,302	35,920
Raw materials	22,387	27,653
Supplies	26,345	27,030

Totals	$132,479	$151,979

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
     The following table sets forth the computation of basic and diluted earnings/(loss) per share:

	Three months ended		Nine months ended
	October 2,	October 3,	October 2,	October 3,
	2005	2004	2005	2004

(In thousands, except per share data)
Income /(loss) from continuing operations	$(11,198)	$(2,512)	$(19,362)	$2,156
Loss from discontinued operations, net of tax	—	(73)	—	(325)

Net income/(loss)	$(11,198)	$(2,585)	$(19,362)	$1,831

Weighted average shares and share equivalents outstanding:
Basic shares	15,034	14,835	15,015	13,246
Dilutive stock options and restricted shares	—	—	—	331

Diluted weighted average shares and share equivalents	15,034	14,835	15,015	13,577

Earnings/(loss) per common share — basic:
Continuing operations	$(0.74)	$(0.17)	$(1.29)	$0.16
Discontinued operations	—	—	—	(0.02)

Net income/(loss)	$(0.74)	$(0.17)	$(1.29)	$0.14

Earnings/(loss) per common share — diluted:
Continuing operations	$(0.74)	$(0.17)	$(1.29)	$0.16
Discontinued operations	—	—	—	(0.02)

Net income/(loss)	$(0.74)	$(0.17)	$(1.29)	$0.14

     We had additional potential dilutive securities outstanding representing 1.8 million and 0.7 million common shares for the three month periods ended October 2, 2005 and October 3, 2004 and additional potential dilutive securities representing 1.8 million and 0.9 million common shares for the nine month periods ended October 2, 2005 and October 3, 2004, respectively. These were not included in the computation of potentially dilutive securities, because the options’ exercise prices were greater than the average market price of the common shares, or because the options and unvested restricted stock were anti-dilutive.
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

	Three months ended		Nine months ended
	October 2,	October 3,	October 2,	October 3,
	2005	2004	2005	2004

(In thousands, except per share amounts)
Net income/(loss), as reported	$(11,198)	$(2,585)	$(19,362)	$1,831
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(162)	(136)	(461)	(408)

Pro forma net income/(loss)	$(11,360)	$(2,721)	$(19,823)	$1,423

Earnings/(loss) per share:
Basic — as reported	$(0.74)	$(0.17)	$(1.29)	$0.14
Basic — pro forma	$(0.76)	$(0.18)	$(1.32)	$0.11

Diluted — as reported	$(0.74)	$(0.17)	$(1.29)	$0.14
Diluted — pro forma	$(0.76)	$(0.18)	$(1.32)	$0.11

     In December 2004, Statement of Financial Accounting Standard No. 123R (“SFAS 123R”), Share-Based Payment, was issued. This statement amends SFAS 123, and requires companies to recognize in their financial statements the compensation cost relating to share-based payment transactions. The effective date of this standard is for annual periods beginning after December 15, 2005.
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
     On October 18, 2005, the Company accelerated the vesting of all out-of-the-money, unvested, non-qualified stock options held by officers and employees, including options held by each Named Executive Officer on that date. All options priced above $7.42, the closing market price of the Company’s common stock on October 18, 2005, were considered to be out-of-the-money. The acceleration is effective as of October 18, 2005. The options were granted under the Company’s 2003 Equity Incentive Plan. No options held by non-employee directors were subject to the acceleration.
     The Company accelerated the vesting of the options in anticipation of the impact of SFAS 123R. The primary purpose of the accelerated vesting was to avoid recognizing compensation expense associated with these options upon adoption by the Company of SFAS 123R. Without the acceleration, the Company estimates that pre-tax charges under SFAS 123R relating to these options would have been $0.9 million, of which $0.7 million and $0.2 million would have been recognized in fiscal 2006 and 2007, respectively. Additionally, because these options have exercise prices in excess of current market values and are not fully achieving their original objectives of incentive compensation and employee retention, the Company believes that the acceleration may have a positive effect on employee morale and retention.
     Options to purchase approximately 400,000 shares of the Company’s common stock became immediately exercisable on October 18, 2005 as a result of the acceleration. These options, which have exercise prices varying from $8.93 to $10.74 per share, and a weighted average exercise price of $9.53, originally vested annually over a three-year period beginning on the first anniversary of the respective grant dates. No changes were made to the exercise price of any option, and all of the affected options remain at prices above the current market price.
(5) Goodwill
     During the third quarter of 2005, we conducted the required annual goodwill impairment review, and prepared an internal valuation of our Fabricated Products Group using a discounted cash flow approach. Based upon this valuation, the fair value of the Fabricated Products Group exceeded its carrying value, and thus no impairment charge was recorded.

(6) Interest Expense
     The following table summarizes interest expense, net :

	Three months ended		Nine months ended
	October 2,	October 3,	October 2,	October 3,
	2005	2004	2005	2004

(In thousands)
Interest expense	$5,329	$5,218	$16,147	$17,020
Interest income	(176)	(88)	(355)	(524)
Effect of interest rate swap	143	(163)	214	(600)
Capitalized interest	(61)	(45)	(205)	(144)

Interest expense, net	$5,235	$4,922	$15,801	$15,752

(7) Debt
     The following table summarizes long-term debt:

	October 2, 2005	December 31, 2004

(In thousands)
Senior Notes, 7.375%, due August 2008	$135,284	$136,097
Discount on 7.375% Senior Notes, original issue discount amortized over 10 years	(82)	(103)
Senior Notes, 10.5%, due April 2009	99,400	99,400
Discount on 10.5% Senior Notes, original issue discount amortized over 7 years	(600)	(729)
Secured revolving credit facility, due April 2008	—	1,000
Capitalized leases	88	106
Netherlands facility, 5.1%, due on demand	16	976
Other foreign facilities	1,256	1,494

	235,362	238,241
Less short-term borrowings	(170)	(1,219)

Total	$235,192	$237,022

     On April 28, 2005, we established a three year receivables sale facility of up to $45 million arranged by Wachovia Bank, National Association (“Wachovia”) (see Note 8); amended and restated our secured revolving credit facility with Wachovia pursuant to an Amended and Restated Credit Agreement to provide for a three year facility of up to $35 million; and amended and restated our silver consignment and forward contracts facility with Fleet Precious Metals Inc., operating as Bank of America Precious Metals (“BAPM”), pursuant to an Amended and Restated Consignment Agreement. The Amended and Restated Credit Agreement and the Amended and Restated Consignment Agreement included amendments to the consolidated EBITDA covenants in each of those agreements to bring us into compliance with the consolidated EBITDA requirements for the first quarter of 2005.
     Because we would not have been in compliance with the second quarter 2005 consolidated EBITDA requirement in the Amended and Restated Credit Agreement, the Amended and Restated Consignment Agreement or the Receivables Purchase Agreement relating to the receivables sale facility, we further amended these agreements on August 1, 2005. The

August amendments included modifications to the consolidated EBITDA requirements in these agreements to bring us into compliance with the consolidated EBITDA requirements for the second quarter of 2005. In addition, because we also would not have been in compliance with the consolidated EBITDA requirements in both covenant in the Amended and Restated Credit Agreement and the Receivables Purchase Agreement, as previously amended, for the third quarter of 2005, we further amended these agreements effective as of September 30, 2005. The September amendments suspended the requirement of a minimum consolidated EBITDA covenants in these agreements until quarterly testing resumes beginning in the second quarter of 2007. All of our existing and amended liquidity facilities have cross default provisions.
     As of October 2, 2005 and after giving effect to the September amendments, we were in compliance with the financial covenants contained in the Amended and Restated Credit Agreement, the Amended and Restated Consignment Agreement and the Receivables Purchase Agreement.
     We had no borrowings outstanding under our Amended and Restated Credit Agreement in place at October 2, 2005, and approximately $12.2 million of standby letters of credit outstanding. After taking into account $7.7 million of reserves and other holdbacks, we had $13.1 million in additional borrowing availability under the Amended and Restated Credit Agreement as of that date. As of December 31, 2004, we had $1.0 million in outstanding borrowings under our secured revolving credit facility, approximately $9.2 million of standby letters of credit outstanding, and approximately $26.6 million (subject to a $2.0 million excess availability requirement) in additional borrowing capacity available thereunder. Borrowing capacity available as of October 2, 2005, and December 31, 2004 reflects a reduction in the available amount for the value of the interest rate swap outstanding of $1.5 million and $0.7 million, respectively.
     Under our Amended and Restated Consignment Agreement, as amended, in place at October 2, 2005, we had $11.7 million of silver in our inventory under the silver consignment facility, with a corresponding amount included in accounts payable and $1.1 million committed to under the forward contracts facility. At December 31, 2004, we had $13.9 million in our inventory under the silver consignment facility, with a corresponding amount included in accounts payable and $0.7 million outstanding under the forward contracts facility.
     See Liquidity Facilities under Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed description of our secured revolving credit facility and our consignment and forward contracts facility.
(8) Receivables Sale Facility
     On April 28, 2005, in conjunction with amending and restating our secured revolving credit facility and our silver consignment and forward contracts facility, we established a new three year receivables sale facility of up to $45 million arranged by Wachovia
     Structure. Under the receivables sale facility, the Company and its wholly-owned subsidiaries Small Tube Manufacturing, LLC and Tube Forming, L.P. (collectively, the

“Originators”) continuously sell certain receivables without recourse to DEJ 98 Finance, LLC (“DEJ”), a wholly owned, bankruptcy-remote special purpose entity, pursuant to a Receivables Sale Agreement between the Originators and DEJ. Wolverine Finance, LLC (“Wolverine Finance”), a wholly owned subsidiary of the Company, has been engaged by DEJ to service the sold receivables. The books and records of DEJ are included in the consolidated financial statements of the Company for financial reporting purposes.
     The Originators sell, or transfer as a contribution of capital, certain U.S. receivables, at a discount and without recourse, to DEJ, whose sole business purpose is the acquisition and financing of the receivables. DEJ can then further sell undivided interests in a specified portion of these receivables, as necessary, to Blue Ridge Asset Funding Corporation (“Blue Ridge”), or, to the extent that Blue Ridge elects not to purchase, to Wachovia and certain other purchasers (the “Liquidity Banks”), pursuant to a Receivables Purchase Agreement among DEJ, Wolverine Finance, the Company, Blue Ridge, the Liquidity Banks from time to time party thereto and Wachovia, as agent, in order to provide the funds required to purchase receivables from the Originators. Proceeds from the collection of the receivables are used by DEJ to purchase additional receivables from the Originators, repay Blue Ridge and/or the Liquidity Banks in the event that sufficient additional receivables are not available to maintain its investment, and pay fees and expenses. The Company has guaranteed the performance by the other Originators of their obligations under the Receivables Sale Agreement and Wolverine Finance’s obligations under the Receivables Purchase Agreement. DEJ retains no interest in the investment in the receivables sold to Blue Ridge or the Liquidity Banks, and has experienced no gains or losses on such sales. DEJ is a separate corporate entity with its own creditors who, in the event of DEJ’s liquidation, will be entitled to a claim on DEJ’s assets prior to any distribution to the Company.
     Available Amounts. The amount of cash available to us from Blue Ridge or the Liquidity Banks is based upon the amount of eligible receivables and certain reserves required by the facility. Accordingly, availability may fluctuate over time given changes in eligible receivables balances and calculation of reserves, but in no case will it exceed the facility’s $45 million purchase limit.
     Based upon the servicing report prepared by Wolverine Finance as of October 2, 2005, the value of receivables eligible to be purchased by Blue Ridge totaled approximately $42.4 million. We utilized $18.5 million under the facility at October 2, 2005, leaving remaining availability at this date of approximately $23.9 million.
     Costs. Our costs associated with the receivables sale facility depend on whether purchases are funded by Blue Ridge or by the Liquidity Banks. To the extent that purchases are funded by Blue Ridge, our costs will be based on Blue Ridge’s cost of funds for issuing commercial paper plus monthly fees based on the average aggregate daily outstanding balance funded by Blue Ridge multiplied by a per annum rate of between 0.80% to 1.75%, depending on our fixed charge coverage ratio. To the extent that purchases are not funded by Blue Ridge, but instead are funded directly by the Liquidity Banks, our costs, payable monthly, will generally accrue on outstanding balances at either (i) the LIBO rate plus a margin between 1.75% to 3.00%, depending on the fixed charge coverage ratio, or (ii) the greater of the prime rate or adjusted federal funds rate plus a margin between 0.00% to 0.50%, depending on our fixed charge coverage ratio. Commitment fees are payable monthly at a per annum rate of between 0.35% to 0.50%, depending on our fixed charge coverage ratio, and accrue on the unused portion of the facility. DEJ also pays certain fees and expenses of Wachovia and Blue Ridge, including an annual administration fee and audit and legal fees of Blue Ridge and Wachovia associated with the receivables sale facility. We also paid a one-time structuring fee to Wachovia at closing.
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
     Wachovia, as agent for Blue Ridge and the Liquidity Banks, can terminate purchases of receivables interests prior to the scheduled expiration date upon the occurrence of certain events, including, among others, non-performance by us of payments or other agreements under the receivables sale facility; inaccuracy of the representations and warranties made in the facility documents; defaults with respect to other obligations of DEJ; defaults with respect to indebtedness in excess of $2.5 million of the Company or its subsidiaries other than DEJ; bankruptcy or insolvency events regarding us or any of our subsidiaries; certain statistics concerning collections of the receivables not meeting specified criteria; certain change of control events; the rendering of judgments in excess of specified amounts against DEJ, us or our subsidiaries; the termination of any of the transaction documents, the cessation of any transfers of receivables under the Receivables Sale Agreement or the ineffectiveness of our performance guarantee; the agent’s interest in the receivables ceasing to be valid; the outstanding amount received by us exceeding the $45 million purchase limit or the aggregate adjusted amount of outstanding receivables; certain events that materially adversely affect the credit quality of receivables or the Company and its subsidiaries taken as a whole; certain ERISA events; and defaults in any of the financial requirements contained in the Receivables Purchase Agreement, which are the same as the financial covenants included in the Amended and Restated Credit Agreement.
     In accordance with the provisions of Statement of Financial Accounting Standard No. 140 (“SFAS 140”), Accounting for Transfers and Servicing of Financial Assets, the Company includes in accounts receivable in its consolidated balance sheets the portion of receivables sold to DEJ which have not been resold by DEJ to Blue Ridge or the Liquidity Banks. At October 2, 2005, the outstanding amount of investment by Blue Ridge of commercial paper under the agreements was $18.5 million. Accordingly, accounts receivable in the consolidated balance sheets have been reduced by $18.5 million at October 2, 2005 representing the face amount of the outstanding receivables sold at that date.

     The August amendment to the Receivables Purchase Agreement included:
•	an amendment to the consolidated EBITDA requirement for the second fiscal quarter of 2005 in order to bring the Company into compliance with this requirement for that period, as well as a prospective adjustment to the consolidated EBITDA test, both consistent with the revised consolidated EBITDA covenant contained in the August amendment to the Amended and Restated Credit Agreement;

•	the addition or enhancement of certain financial and operational reporting obligations, including those obligations required under the August amendment to the Amended and Restated Credit Agreement;

•	an adjustment to the loss reserve and dilution reserve formulas that are used in the availability calculation; and

•	the elimination of the obligation to comply with the $5 million excess availability requirement under the Amended and Restated Credit Agreement.
     The September amendment to the Receivables Purchase Agreement adjusted the minimum consolidated EBITDA requirements to be consistent with the revised minimum consolidated EBITDA covenant contained in the Amended and Restated Credit Agreement. As a result, the minimum consolidated EBITDA covenant is suspended until quarterly testing resumes in the second fiscal quarter of 2007. In addition, the September amendment requires DEJ to furnish audited annual financial statements to Wachovia.
(9) Contingencies
     We are subject to extensive environmental regulations imposed by local, state, federal and provincial authorities in the U.S., Canada, China, Portugal and Mexico with respect to air emissions, discharges to waterways, and the generation, handling, storage, transportation, treatment and disposal of waste material, and we have received various communications from regulatory authorities concerning environmental matters. We have accrued undiscounted estimated environmental remediation costs of $0.8 million as of October 2, 2005, consisting primarily of $0.7 million for the Ardmore, Tennessee facility and $0.1 million for the Decatur, Alabama facility. Based upon information currently available, we believe that the ultimate remediation costs for these matters are not reasonably likely to have a material effect on our business, financial condition or results of operations. However, actual costs related to these environmental matters could differ materially from the amounts we estimated and have accrued at October 2, 2005, and could result in additional exposure if these environmental matters are not resolved as anticipated.

(10) Comprehensive Income/(Loss)
     The following table summarizes comprehensive income/(loss):

	Three months ended		Nine months ended
	October 2,	October 3,	October 2,	October 3,
	2005	2004	2005	2004

(In thousands)
Net income/(loss)	$(11,198)	$(2,585)	$(19,362)	$1,831
Translation adjustment for financial statements denominated in a foreign currency	4,995	4,273	1,059	1,562
Unrealized gain/(loss) on cash flow hedges, net of tax	3,213	(2,513)	4,705	(2,248)
Minimum pension liability adjustment, net of tax	(37)	(71)	(25)	(34)

Comprehensive income/(loss)	$(3,027)	$(896)	$(13,623)	$1,111

(11) Restructuring Charges
     In September 2005, the Company recorded a restructuring charge totaling $1.8 million of which $1.2 million was for severance pay, including a reduction in workforce at the Company’s corporate headquarters’ and for the elimination of certain support functions in its U.S. manufacturing operations, and a $0.6 million non-cash charge related to a sale of the Company’s corporate aircraft. At October 2, 2005, reserves for restructuring charges totaled $1.6 million, of which $0.7 million remained for the September 2005 workforce reduction, $0.6 million was for the sale of the Company’s corporate aircraft, and $0.3 million was associated with the 2003 Booneville, MS facility closure. Restructuring reserves outstanding at December 31, 2004 were $0.4 million for the Booneville, MS closure and $0.2 million for severance at Decatur, AL.
     Restructuring expenses/(credits) for the three and nine month periods ended October 2, 2005 and October 3, 2004 are as follows:

	Three months ended		Nine months ended
(In thousands)	October 2,	October 3,	October 2,	October 3,
	2005	2004	2005	2004

Roxboro, NC closing	$—	$800	$(75)	$900
Booneville, MS closing	—	66	—	800
Montreal restructuring	4	—	146	—
Employee severance	1,231	—	1,218	—
Sale of Company aircraft	614	—	614	—
Other	—	(4)	—	27

Totals	$1,849	$862	$1,903	$1,727

(12) Industry Segments
     The Company operates in three business segments: commercial products, wholesale products and rod, bar and other products. These segments are distinguishable by their potential end-user application. Commercial products consist primarily of high value added products sold directly to original equipment manufacturers. Wholesale products are commodity-type plumbing tube products, which are primarily sold to plumbing wholesalers and distributors. Rod, bar and other products consist of products sold to a variety of customers and includes our European distribution business. The commercial products segment includes manufacturing plants in the U.S., Canada, China, Portugal and Mexico. The wholesale products segment includes manufacturing facilities in the U.S. and Canada. The rod, bar and other products segment has a manufacturing facility in Canada. All product segments share a common sales, marketing and distribution effort. The performance of our operating segments is measured on sales and gross profit, of which the level of sales is directly impacted by the price of metal, primarily copper. We do not allocate asset amounts and items of income and expense below gross profit.
     Summarized financial information concerning our reportable segments is shown in the following table:

			Rod, Bar
	Commercial	Wholesale	& Other	Consolidated

(In thousands)
Three months ended October 2, 2005
Pounds shipped	54,452	22,846	5,498	82,796
Net sales	$158,424	$51,017	$16,263	$225,704
Gross profit/(loss)	$(1,428)	$(1,425)	$942	$(1,911)

Three months ended October 3, 2004
Pounds shipped	58,404	20,510	5,563	84,477
Net sales	$147,020	$38,231	$14,787	$200,038
Gross profit	$11,292	$198	$835	$12,325

Nine months ended October 2, 2005
Pounds shipped	162,174	65,628	12,735	240,537
Net sales	$458,375	$135,044	$42,088	$635,507
Gross profit/(loss)	$13,663	$(1,727)	$1,867	$13,803

Nine months ended October 3, 2004
Pounds shipped	181,776	69,327	18,078	269,181
Net sales	$446,971	$126,914	$46,038	$619,923
Gross profit	$42,290	$5,446	$3,655	$51,391
     Information concerning enterprise-wide revenues by product line is shown in the following table:

	Three months ended		Nine months ended
	October 2,	October 3,	October 2,	October 3,
	2005	2004	2005	2004

(In thousands)
Commercial Products:
Tube Products	$105,152	$96,290	$295,761	282,770
Fabricated Products	35,180	33,024	107,764	104,897
Other Products	18,092	17,706	54,850	59,304

Sub-total	158,424	147,020	458,375	446,971

Wholesale Products	51,017	38,231	135,044	126,914
Rod, bar and other	16,263	14,787	42,088	46,038

Total	$225,704	$200,038	$635,507	619,923

     Included in “Other Products” in commercial products above are the Company’s Metal Joining and Copper Alloy products lines, as individually each of those product lines represent less than 10% of the Company’s total sales for each year.
(13) Pension Expense
U.S. Qualified Retirement Plan
     The following table summarizes the components of net periodic pension cost for the U.S. Qualified Retirement Plan:

	Three months ended		Nine months ended
	October 2,	October 3,	October 2,	October 3,
	2005	2004	2005	2004

(In thousands)
Service cost	$1,195	$1,125	$3,657	$3,303
Interest cost	2,438	2,420	7,454	7,104
Expected return on plan assets	(2,833)	(2,891)	(8,663)	(8,485)
Amortization of prior service cost	30	31	90	91
Amortization of net actuarial loss	434	319	1,327	937
PBGC premium (underfunded plan)	—	83	—	197

Net periodic pension cost	$1,264	$1,087	$3,865	$3,147

U.S. Nonqualified Retirement Plan
     The following table summarizes the components of net periodic pension cost for the Supplemental Benefit Restoration Plan and the Supplemental Executive Retirement Plan:

	Three months ended		Nine months ended
	October 2,	October 3,	October 2,	October 3,
	2005	2004	2005	2004

(In thousands)
Service cost	$64	$46	$192	$142
Interest cost	122	114	365	344
Amortization of prior service cost	92	95	276	279
Amortization of loss	19	—	58	—
FAS 88 settlement	94	—	281	—

Net periodic pension cost	$391	$255	$1,172	$765

Canadian Plans
     The following table summarizes the components of net periodic pension cost for the Canadian pension plans:

	Three months ended		Nine months ended
	October 2,	October 3,	October 2,	October 3,
	2005	2004	2005	2004

(In thousands)
Service cost	$209	$137	$562	$434
Interest cost	510	327	1,369	1,035
Expected return on plan assets	(526)	(299)	(1,413)	(943)
Amortization of prior service cost	33	20	89	69
Amortization of net actuarial loss	28	47	76	134

Net periodic pension cost	$254	$232	$683	$729

Postretirement Benefit Obligation
     The following table summarizes the components of the net periodic costs for postretirement benefits:

	Three months ended		Nine months ended
	October 2,	October 3,	October 2,	October 3,
	2005	2004	2005	2004

(In thousands)
Service cost	$184	$184	$553	$551
Interest cost	283	255	848	762
Amortization of prior service cost	38	38	115	114
Amortization of deferred gain	11	5	33	15

Net periodic pension cost	$516	$482	$1,549	$1,442

(14) Assets Held for Sale
     In September 2005, we entered into a contract, subject to various contingencies, to sell a Beechjet 400A aircraft for $2.45 million, and classified this asset as being held for sale as of October 2, 2005. This transaction subsequently closed on October 28, 2005. In conjunction with this sale, we recorded a charge in the third quarter ending October 2, 2005 in the amount of $0.6 million (pre-tax) consisting of a write-down of the excess of net book value over the sales price in the amount of approximately $0.4 million and approximately $0.2 million for sales commission, final inspection and repair costs related to the sale.
(15) Income Taxes
     The income tax benefit of $11.1 million for the first nine months of 2005 is net of a $0.5 million tax charge related to the repatriation of $10.2 million from China under the American Jobs Creation Act of 2004 that occurred on February 28, 2005.

(16) Litigation
     Our facilities and operations are subject to extensive environmental laws and regulations, and we are currently involved in various proceedings relating to environmental matters (See Note 9). We are not involved in any legal proceedings that we believe could have a material adverse effect upon our business, operating results or financial condition.
(17) Condensed Consolidating Financial Information
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

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
For the Three Months Ended October 2, 2005
(Unaudited)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)
Net sales	$131,394	$40,964	$73,358	$(20,012)	$225,704
Cost of goods sold	138,569	37,401	71,657	(20,012)	227,615

Gross profit/(loss)	(7,175)	3,563	1,701	—	(1,911)
Selling, general and administrative expenses	6,790	787	1,218	—	8,795
Restructuring charges	1,769	73	7	—	1,849

Operating income/(loss)	(15,734)	2,703	476	—	(12,555)
Other expense/(income):
Interest expense, net	5,184	(10)	61	—	5,235
Amortization and other, net	1,487	(1,664)	500	—	323
Equity in earnings of subsidiaries	2,996	—	—	(2,996)	—

Income/(loss) before income taxes	(19,409)	4,377	(85)	(2,996)	(18,113)
Income tax provision/(benefit)	(8,211)	1,459	(163)	—	(6,915)

Net income/(loss)	$(11,198)	$2,918	$78	$(2,996)	$(11,198)

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
For the Three Months Ended Oct 3, 2004
(Unaudited)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)
Net sales	$113,498	$39,159	$63,581	$(16,200)	$200,038
Cost of goods sold	109,711	34,563	59,639	(16,200)	187,713

Gross profit	3,787	4,596	3,942	—	12,325
Selling, general and administrative expenses	7,153	883	1,159	—	9,195
Restructuring charges	889	(27)	—	—	862

Operating income/(loss) from continuing operations	(4,255)	3,740	2,783	—	2,268
Other expense/(income):
Interest expense, net	5,103	(11)	(170)	—	4,922
Amortization and other, net	5,310	(3,431)	471	—	2,350
Equity in earnings of subsidiaries	6,432	—	—	(6,432)	—

Income/(loss) from continuing operations before income taxes	(8,236)	7,182	2,482	(6,432)	(5,004)
Income tax provision/(benefit)	(5,724)	2,573	659	—	(2,492)

Income/(loss) from continuing operations	(2,512)	4,609	1,823	(6,432)	(2,512)
Loss from discontinued operations, net of tax	—	—	73	—	73

Net income/(loss)	$(2,512)	$4,609	$1,750	$(6,432)	$(2,585)

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
For the Nine Months Ended October 2, 2005
(Unaudited)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)
Net sales	$366,613	$126,371	$199,337	$(56,814)	$635,507
Cost of goods sold	370,626	114,429	193,463	(56,814)	621,704

Gross profit/(loss)	(4,013)	11,942	5,874	—	13,803
Selling, general and administrative expenses	19,605	2,443	3,699	—	25,747
Restructuring charges	1,681	73	149	—	1,903

Operating income/(loss)	(25,299)	9,426	2,026	—	(13,847)
Other expense/(income):
Interest expense, net	15,968	(29)	(138)	—	15,801
Amortization and other, net	3,616	(4,339)	1,488	—	765
Equity in earnings of subsidiaries	10,196	—	—	(10,196)	—

Income/(loss) before income taxes	(34,687)	13,794	676	(10,196)	(30,413)
Income tax provision/(benefit)	(15,325)	4,661	(387)	—	(11,051)

Net income/(loss)	$(19,362)	$9,133	$1,063	$(10,196)	$(19,362)

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
For the Nine Months Ended October 3, 2004
(Unaudited)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)
Net sales	$336,513	$126,614	$206,726	$(49,930)	$619,923
Cost of goods sold	316,647	110,015	191,800	(49,930)	568,532

Gross profit	19,866	16,599	14,926	—	51,391
Selling, general and administrative expenses	22,844	2,550	3,300	—	28,694
Restructuring charges	1,754	(27)	—	—	1,727

Operating income/(loss) from continuing operations	(4,732)	14,076	11,626	—	20,970
Other expense/(income):
Interest expense, net	16,450	(30)	(668)	—	15,752
Amortization and other, net	8,140	(10,094)	6,078	—	4,124
Equity in earnings of subsidiaries	20,731	—	—	(20,731)	—

Income/(loss) from continuing operations before income taxes	(8,591)	24,200	6,216	(20,731)	1,094
Income tax provision/(benefit)	(10,747)	8,714	971	—	(1,062)

Income/(loss) from continuing operations	2,156	15,846	5,245	(20,371)	2,156
Loss from discontinued operations, net of tax	—	—	325	—	325

Net income/(loss)	$2,156	$15,486	$4,920	$(20,731)	$1,831

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
October 2, 2005
(Unaudited)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)
Assets
Current assets
Cash and cash equivalents	$10,585	$—	$14,882	$—	$25,467
Accounts receivable, net	6,929	7,478	95,068	—	109,475
Inventories	59,031	39,488	33,960	—	132,479
Prepaid expenses and other	8,178	1,705	1,684	—	11,567
Deferred taxes, current	16,090	211	(624)	—	15,677

Total current assets	100,813	48,882	144,970	—	294,665

Property, plant and equipment, net	113,362	27,410	46,324	—	187,096
Deferred charges, net	9,470	140	3,188	—	12,798
Deferred taxes, non-current	(982)	(7,385)	9,719	—	1,352
Goodwill, net	—	75,505	1,593	—	77,098
Assets held for sale	2,450	—	—	—	2,450
Notes receivable	—	—	851	—	851
Prepaid pension and other	4,373	—	1,507	—	5,880
Investments in subsidiaries	485,850	325	—	(486,175)	—

Total assets	$715,336	$144,877	$208,152	$(486,175)	$582,190

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$35,670	$17,874	$15,304	$—	$68,848
Accrued liabilities	7,094	17,533	5,037	—	29,664
Short-term borrowings	—	25	145	—	170
Intercompany balances	200,926	(208,703)	7,777	—	—

Total current liabilities	243,690	(173,271)	28,263	—	98,682

Long-term debt	234,002	64	1,126	—	235,192
Pension liabilities	29,209	—	2,190	—	31,399
Postretirement benefit obligation	10,949	—	8,482	—	19,431
Accrued environmental remediation	847	—	—	—	847

Total liabilities	518,697	(173,207)	40,061	—	385,551

Stockholders’ equity	196,639	318,084	168,091	(486,175)	196,639

Total liabilities and stockholders’ equity	$715,336	$144,877	$208,152	$(486,175)	$582,190

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
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

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended October 2, 2005
(Unaudited)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)
Operating Activities
Income /(loss) from continuing operations	$(19,362)	$9,133	$1,063	$(10,196)	$(19,362)
Depreciation and amortization	7,902	2,287	2,614	—	12,803
Deferred income taxes	(10,339)	—	(187)	—	(10,526)
Other non-cash items	3,796	118	205	—	4,119
Equity in earnings of subsidiaries	(10,196)	—	—	10,196	—
Changes in receivables sale facility	18,500	—	—	—	18,500
Changes in operating assets and liabilities	3,926	16,489	(26,504)	—	(6,089)

Net cash provided by/(used for) operating activities	(5,773)	28,027	(22,809)	—	(555)

Investing Activities
Additions to property, plant and equipment	(3,162)	(1,256)	(3,221)	—	(7,639)
Other	634	230	(3)	—	861

Net cash used for investing activities	(2,528)	(1,026)	(3,224)	—	(6,778)

Financing Activities
Issuance of common stock	430	—	—	—	430
Financing fees and expenses paid	(362)	—	(670)	—	(1,032)
Net payments on revolving credit facilities	(1,000)	(18)	(1,075)	—	(2,093)
Intercompany borrowings (payments)	(2,307)	(26,983)	29,290	—	—
Other financing activities	10,225	—	(10,190)	—	35

Net cash provided by/(used for) financing activities	6,986	(27,001)	17,355	—	(2,660)

Effect of exchange rate on cash and cash equivalents	709	—	(266)	—	443

Net decrease in cash and cash equivalents	(606)	—	(8,944)	—	(9,550)
Cash and cash equivalents at beginning of period	11,191	—	23,826	—	35,017

Cash and cash equivalents at end of period	$10,585	$—	$14,882	$—	$25,467

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended October 3, 2004
(Unaudited)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)
Operating Activities
Income /(loss) from continuing operations	$2,156	$15,486	$5,245	$(20,731)	$2,156
Depreciation and amortization	8,171	2,637	2,347	—	13,155
Other non-cash items	(158)	40	23	—	(95)
Loss on early retirement of debt	1,986	—	—	—	1,986
Equity in earnings of subsidiaries	(20,731)	—	—	20,731	—
Changes in operating assets and liabilities	(6,541)	(9,693)	(8,259)	—	(24,493)

Net cash used for operating activities	(15,117)	8,470	(644)	—	(7,291)

Investing Activities
Additions to property, plant and equipment	(4,133)	(1,212)	(921)	—	(6,266)
Other	(2)	273	(13)	—	258

Net cash used for investing activities	(4,135)	(939)	(934)	—	(6,008)

Financing Activities
Financing fees and expenses paid	(216)	—	—	—	(216)
Net borrowings/(payments) on revolving credit facilities	1,068	(1,067)	(699)	—	(698)
Intercompany borrowings/(payments)	12,515	(6,458)	(6,057)	—	—
Issuance of common stock	23,965	—	—	—	23,965
Retirement of senior notes	(20,510)	—	—	—	(20,510)
Other financing activities	99	—	(240)	—	(141)

Net cash provided by/(used for) financing activities	16,921	(7,525)	(6,996)	—	2,400

Effect of exchange rate on cash and cash equivalents	435	—	(420)	—	15

Net cash provided by/(used for) continuing operations	(1,896)	6	(8,994)	—	(10,884)
Net cash used for discontinued operations	—	—	(378)	—	(378)

Net increase/(decrease) in cash and cash equivalents	(1,896)	6	(9,372)	—	(11,262)
Cash and cash equivalents at beginning of period	8,536	(6)	37,559	—	46,089

Cash and cash equivalents at end of period	$6,640	$—	$28,187	$—	$34,827

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
Results of Operations
     The following discussion summarizes the significant factors affecting the consolidated operating results of the Company for the three and nine month periods ended October 2, 2005 and October 3, 2004. This discussion should be read in conjunction with the unaudited consolidated financial statements and notes to the unaudited consolidated financial statements contained in Item 1 above, and the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
Executive Summary
     We incurred a loss in the third quarter and first nine months of 2005 of approximately $11.2 million, or $0.74 per share, and $19.4 million, or $1.29 per share, respectively. The year to date loss includes after-tax restructuring charges of $1.2 million, relating primarily to a workforce reduction and the sale of the Company’s corporate aircraft. The year to date loss also includes a $0.5 million tax charge related to the repatriation of $10.2 million from China under the American Jobs Creation Act of 2004 on February 28, 2005.
     The Company continued to be impacted throughout most of the quarter by the residual impact of weak wholesale product demand and pricing caused by high and erratic copper prices, the lingering effect of the strike at our Montreal, Quebec facility, and weak demand for industrial tube. In addition, operations were also negatively impacted by the run-up in energy costs, which affected both utility and freight costs. Erratic price movements in both the spot and forward markets for copper and natural gas negatively affected our hedge positions, and generated significant accounting losses resulting in a $6.2 million negative impact on gross profit/(loss), which contributed to a negative $1.9 million gross profit. Decreased production as a result of planned inventory reductions also impacted our profitability in a negative manner, as we were unable to capitalize fixed costs. Additionally, currency translation losses reflecting the weaker U.S dollar versus the Canadian dollar had a negative impact on profit.

     However, beginning in mid-September, we began to see our incoming order rate for U.S. wholesale and commercial products increase, and we observed some price improvement being achieved in the U.S wholesale market. Our Montreal facility is beginning to return to more normal levels of productivity. The increased customer demand for industrial tube is seemingly due not to increased demand resulting from the changeover to 13 SEER unitary air conditioners, but rather continued demand for 10 SEER units. We believe demand for 10 SEER units reflects late season hot weather, inventory build of lower cost units and unexpected demand resulting from recent natural disasters.
For the Three Months Ended October 2, 2005 Compared to the Three Months Ended October 3, 2004
     The change in pounds shipped, in total and by business segment, was as follows:

	Pounds Shipped
	For the Three Months Ended
				%
In thousands, except for			Increase/	Increase/
percentages	October 2, 2005	October 3, 2004	(Decrease)	(Decrease)

Commercial products	54,452	58,404	(3,952)	(6.8)%
Wholesale products	22,846	20,510	2,336	11.4
Rod, bar and other products	5,498	5,563	(65)	(1.2)

Total	82,796	84,477	(1,681)	(2.0)%

     The decrease in pounds shipped in the commercial products segment was due primarily to demand weakness in July and August, reflecting continued uncertainty by customers surrounding the transition to production of 13 SEER air conditioning units. The increase in pounds shipped in the wholesale products segment is primarily due to increased shipments late in the third quarter to wholesalers and distributors rebuilding inventory levels in order to service increased demand caused by rebuilding following several major hurricanes. Shipments of wholesale products have been negatively affected for several quarters by the continued high and erratic price of copper. The decrease in pounds shipped in the rod, bar and other products segment is mainly the result of longer than anticipated post-strike effects at our Montreal, Quebec facility.
     The change in sales, in total and by business segment, was as follows:

	Net Sales
	For the Three Months Ended
In thousands, except for			$	%
percentages	October 2, 2005	October 3, 2004	Increase	Increase

Commercial products	$158,424	$147,020	$11,404	7.8%
Wholesale products	51,017	38,231	12,786	33.4
Rod, bar and other products	16,263	14,787	1,476	10.0

Total	$225,704	$200,038	$25,666	12.8%

     Overall, the increase in revenue is the result of the rise in the average COMEX price of copper increasing to $1.70 per pound in the third quarter of 2005 from $1.29 per pound in the same period a year ago. Average unit fabrication revenues decreased four cents per pound to $0.89 per pound in 2005, versus $0.93 per pound in 2004, primarily reflecting price erosion in our wholesale product segment and the substitution of our Chinese-sourced industrial tube product in our commercial segment.
     Commercial product sales increased $0.39 per pound, to $2.91 per pound in 2005 versus $2.52 per pound in 2004, a 15.5% increase. The majority of the improvement is due to the sharp rise in copper prices year over year. Wholesale product sales increased $0.37 per pound, to $2.23 per pound in 2005 versus $1.86 in the third quarter of 2004, a 20% increase. This increase in price reflects the rising COMEX price of copper, plus increased volumes, offset by lower fabrication revenue. Rod, bar and other product sales increased to $16.3 million, or 10.0% from the third quarter of 2004, primarily reflecting the increase in copper prices. On a per unit basis, net sales for rod and bar products increased 16.9% in the third quarter of 2005 over the same period a year ago to $1.94 per pound, reflecting the increase in copper prices. Fabrication revenue was flat at $0.53 per pound.
     The change in gross profit/(loss), in total and by business segment, was as follows:

	Gross Profit/(Loss)
	For the Three Months Ended
				%
In thousands, except for			$ Increase/	Increase/
percentages	October 2, 2005	October 3, 2004	(Decrease)	(Decrease)

Commercial products	$(1,428)	$11,292	$(12,720)	*NM%
Wholesale products	(1,425)	198	(1,623)	*NM
Rod, bar and other products	942	835	107	12.8

Total	$(1,911)	$12,325	$(14,236)	*NM%

*	NM — not meaningful
     The decrease in gross profit is mainly attributable to the $6.2 million effect of accounting and timing losses related to our metal and natural gas hedging program, combined with weak pricing in the wholesale product segment. In addition, reduced production volumes resulted in the under-absorption of fixed costs during the third quarter of 2005. The lingering impact of the strike at our Montreal, Quebec facility and the year over year translation impact of the Canadian dollar versus the U.S. dollar also negatively affected gross profit in the third quarter of 2005. For the third quarter of 2005, the percentage of sales made by our Canadian facilities denominated in U.S. dollars was approximately 55%.
     Unit manufacturing costs for the third quarter of 2005 were $0.94 per pound, which includes the under-absorption of overhead on lower production volumes, compounded by the lingering impact of the Montreal strike. This 2005 unit manufacturing cost also includes a negative 1.9 cents per pound translation impact on manufacturing costs due to the year-over-year strength of the Canadian dollar versus the U.S. dollar. Manufacturing cost per pound in the third quarter of 2004 was $0.86.
     Gross profit for the commercial products segment declined to a loss in the third quarter of 2005 due to reduced production volumes caused by the planned inventory reductions resulting in the under absorption of fixed costs, a portion of the costs related to the re-ramping of the Montreal facility post-strike, and a mix shift in our technical and industrial tube products. In addition, because this is our largest segment, it was allocated the majority of costs associated with the losses on the Company’s metal and natural gas hedging programs. Gross profit for wholesale products declined to a loss in the third quarter of 2005 principally due to weak pricing throughout most of the quarter. Gross profit for rod, bar and other products was relatively flat year over year.
     Selling, general and administrative (“SG&A”) expenses were $8.8 million in the third quarter of 2005 versus $9.2 million in the third quarter of 2004, a decrease of $0.4 million or 4.3%. The decrease in SG&A expense in the third quarter of 2005 as compared to 2004 mainly reflects reduced annual performance incentive accruals.
     Interest expense (net) in the third quarter of 2005 was $5.2 million, as compared to $4.9 million in the same period in 2004, an increase of $0.3 million or 6.1%. The increase in interest expense reflects the increased utilization of our receivables sales facility in the third quarter of 2005 as compared to the amount borrowed under our secured revolving credit facility in the third quarter of 2004. In addition, year over year increases in variable interest rates along with reduced benefits from our interest rate swap as a result of the increasing rates also had an impact on interest expense.
     A tax benefit was recorded for the third quarter of 2005 of $6.9 million, or approximately 38% of the taxable loss, as compared to a tax benefit of $2.5 million, or approximately 50% of the taxable loss, for the same quarter a year ago. In 2004, the “higher” tax benefit was the result of a greater proportion of earnings in jurisdictions where the tax rate is lower due to income tax holidays, but to a greater extent, from losses which were incurred in jurisdictions where the tax rates are higher.
For the Nine Months Ended October 2, 2005 Compared to the Nine Months Ended October 3, 2004
     The change in pounds shipped, in total and by business segment, was as follows:

	Pounds Shipped
	For the Nine Months Ended
In thousands, except for	October 2,	October 3,		%
percentages	2005	2004	Decrease	Decrease

Commercial products	162,174	181,776	(19,602)	(10.8)%
Wholesale products	65,628	69,327	(3,699)	(5.3)
Rod, bar and other products	12,735	18,078	(5,343)	(29.6)

Total	240,537	269,181	(28,644)	(10.6)%

     The decrease in pounds shipped in the commercial products segment was due primarily to reduced volumes pertaining to industrial tube market demand caused by uncertainties in OEM build schedules, as manufacturers of residential air conditioning products try to balance production, and inventory requirements between older 10 SEER models and the newly mandated 13 SEER products, coupled with a lower demand resulting from a cooler than normal 2005 cooling season. The decrease in pounds shipped year to date in the wholesale products segment reflects the ongoing impact of record high copper prices on demand and pricing, with the impact on demand being lessened somewhat during the third quarter of 2005, as demand increased due to replenishment of inventories. The decrease in pounds shipped in the rod, bar and other products segment is mainly due to the impact of the settled Montreal strike, and the lingering effects of that strike on production and productivity.
     The change in sales, in total and by business segment, was as follows:

	Net Sales
	For the Nine Months Ended
			$	%
In thousands, except for	October 2,	October 3,	Increase/	Increase/
percentages	2005	2004	(Decrease)	(Decrease)

Commercial products	$458,375	$446,971	$11,404	2.6%
Wholesale products	135,044	126,914	8,130	6.4
Rod, bar and other products	42,088	46,038	(3,950)	(8.6)

Total	$635,507	$619,923	$15,584	2.5%

     Overall, the increase in revenue is due mainly to the increase in year over year copper prices, partly offset by decreased volumes. The average COMEX copper price in the first nine months of 2005 was $1.57 per pound versus $1.25 per pound in the first nine months of 2004, approximately a 26% increase. Average unit fabrication revenues for the first nine months of 2005 were down $0.01 per pound to $0.91 per pound as compared to $0.92 per pound in the first nine months of 2004.
     Commercial product sales increased $0.37 per pound, to $2.83 per pound in 2005 versus $2.46 per pound in 2004, a 15.0% increase. The improvement is mostly due to the rise in metal prices. However, we also benefited in this product segment from price improvement, with a two cents per pound increase in fabrication revenues year over year to $1.16 per pound. Wholesale product sales increased $0.23 per pound, to $2.06 per pound in 2005 versus $1.83 in 2004, a 12.6% increase. This increase in price reflects the rising COMEX price of copper, offset by a 29.6% decrease in fabrication revenue in this product segment. Rod, bar and other product sales decreased $4.0 million, or 8.6%, as a result of a 30% decline in volume attributable mainly to the effects of the Montreal work slowdown, strike and the post-strike re-ramp issues.
     The change in gross profit, in total and by business segment, was as follows:

	Gross Profit/(Loss)
	For the Nine Months Ended
In thousands, except for	October 2,	October 3,
percentages	2005	2004	$ Decrease	% Decrease

Commercial products	$13,662	$42,290	$(28,628)	(67.7)%
Wholesale products	(1,727)	5,446	(7,173)	*NM
Rod, bar and other products	1,867	3,655	(1,788)	(48.9)

Total	$13,802	$51,391	$(37,589)	(73.1)%

*	NM — not meaningful
     The decrease in gross profit is mainly attributable to the 11% decrease in pounds shipped, combined with weak pricing in the wholesale product segment, and accounting and timing losses on our metal and natural gas hedge program. In addition, the planned inventory reductions, which have been occurring since the beginning of the year, have resulted in reduced production during the first nine months causing the under-absorption of fixed costs. The Montreal work slow-down, strike, and the post-strike re-ramp issues have also affected gross profit. Additionally, the year-over-year strength of the Canadian dollar versus the U.S. dollar also affected gross profit in 2005. For the first nine months of 2005, the percentage of sales made by our Canadian facilities denominated in U.S. dollars was approximately 52%.
     Unit manufacturing costs for the first nine months of 2005 were $0.93 per pound, which includes the under-absorption of overhead on lower production volumes and the effects of the Montreal strike. This 2005 unit manufacturing cost also includes 1.7 cent per pound translation impact of the U.S. dollar. Manufacturing cost per pound in the first nine months of 2004 was $0.84.
     Gross profit for the commercial products segment declined in the first nine months of 2005 from lower production volumes, resulting in the under-absorption of fixed costs, from accounting and timing losses from our metal and natural gas hedge program, and from the lingering effects of the Montreal strike. Gross profit/(loss) for wholesale products declined principally due to very weak pricing in both the U.S. and Canada and weak demand caused by record high and unstable copper prices. Gross profit for rod, bar and other products decreased due to reduced volume and the effects of the Montreal work slow-down, strike and the post-strike re-ramp issues.
     SG&A expenses were $25.7 million in the first nine months of 2005 versus $28.7 million in the same period in 2004, a decrease of $3.0 million or 10.5%. The decrease in SG&A expense in the first nine months of 2005 as compared to 2004 is mainly the result of reduced compensation expense from lower performance incentive accruals.
     Interest expense (net) for the first nine months of 2005 versus 2004 was unchanged, at $15.8 million. Interest expense reductions in 2005, which resulted from the repurchase of $18.6 million of our 10.5% bonds in the second and third quarters of 2004, were offset in 2005 by increased interest expense due to a greater utilization of our liquidity facilities in 2005 versus 2004, along with the impact of higher interest rates on our floating interest rate debt.
     A tax benefit was recorded for the first nine months of 2005 of $11.1 million, or approximately 36% of the taxable loss, as compared to a tax benefit of $1.1 million, or approximately 97% of the taxable loss, for the same period a year ago. The 2005 tax benefit is net of a $0.5 million tax charge related to the repatriation of $10.2 million from China under the American Jobs Creation Act of 2004 on February 28, 2005. The tax benefit reduction as a percentage of taxable income in 2005 over 2004 is the result of 2004 earnings having a greater proportion in jurisdictions where the tax rate is lower due to income tax holidays, but to a greater extent, from losses which were incurred in jurisdictions where the tax rates are higher.
Restructuring Charges
     In September 2005, the Company recorded a restructuring charge totaling $1.8 million of which $1.2 million was for severance pay, including a reduction in workforce at the Company’s corporate headquarters’ and for the elimination of certain support functions in its U.S.

manufacturing operations, and a $0.6 million non-cash charge related to a sale of the Company’s corporate aircraft. At October 2, 2005, reserves for restructuring charges totaled $1.6 million, of which $0.7 million remained for the September 2005 workforce reduction, $0.6 million was for the sale of the Company’s corporate aircraft, and $0.3 million was associated with the 2003 Booneville, MS facility closure. Restructuring reserves outstanding at December 31, 2004 were $0.4 million for the Booneville, MS closure and $0.2 million for severance at Decatur, AL.
     Restructuring expenses/(credits) for the three and nine month periods ended October 2, 2005 and October 3, 2004 are as follows:

	Three months ended		Nine months ended
	October 2,	October 3,	October 2,	October 3,
(In thousands)	2005	2004	2005	2004

Roxboro, NC closing	$—	$800	$(75)	$900
Booneville, MS closing	—	66	—	800
Montreal restructuring	4	—	146	—
Employee severance	1,231	—	1,218	—
Sale of Company aircraft	614	—	614	—
Other	—	(4)	—	27

Totals	$1,849	$862	$1,903	$1,727

Liquidity and Capital Resources
     The following table sets forth selected information concerning our financial condition:

	October 2,	December 31,
	2005	2004
	(Unaudited)

(In thousands)
Cash and cash equivalents	$25,467	$35,017
Working capital	195,983	201,965
Total debt	235,362	238,241
Current ratio	2.99	3.16

Sources of Liquidity
     Our principal sources of liquidity are cash and cash equivalents, cash provided by operations, and cash available under our liquidity facilities.
     Cash and cash equivalents. For the first nine months of 2005, cash and cash equivalents decreased by $9.6 million. Cash and cash equivalents as of October 2, 2005 and December 31, 2004 were $25.5 million and $35.0 million, respectively, of which $13.4 million and $23.8 million, respectively, were held by subsidiaries located outside the U.S. On February 28, 2005, the Company took advantage of the special 85% dividends received deduction on the repatriation of certain foreign earnings offered under the American Jobs Creation Act of 2004 and repatriated approximately $10.2 million in previously unremitted earnings from its Chinese subsidiary. These funds had historically been considered “indefinitely invested”, and thus unavailable for use in the U.S. The repatriation of these funds was used to reduce the Company’s domestic borrowings.
     Approximately $6.3 million and $10.9 million of cash included in cash on hand was restricted as of October 2, 2005 and December 31, 2004, respectively, and was not available for general corporate use. Restricted cash at October 2, 2005 includes $1.8 million to secure a letter of credit for a loan made by the Portuguese government, $1.4 million related to the Company’s silver consignment facility with BAPM, $1.4 million in margin deposits related to the Company’s metal and natural gas hedge program, $0.8 million as collateral to secure the Company’s travel and purchase credit card programs, $0.4 million as a deposit for the Monterrey, Mexico facility lease, $0.3 million in escrow related to the sale of the Company’s former Roxboro, NC facility, and $0.2 million to secure payment of GST taxes with the Canadian Border Services Agency. Restricted cash at December 31, 2004 includes $7.6 million related to deposits for margin calls on our metal hedge program, $1.8 million to secure a letter of credit for the loan made by the Portuguese government, $0.8 million as collateral to secure the Company’s travel and purchase credit card programs, $0.4 million as a deposit for the Monterrey, Mexico facility lease and $0.3 million in escrow related to the sale of the Company’s former Roxboro, NC facility.
Uses of Liquidity
     Our principal uses of liquidity are cash used for operations, working capital needs, capital expenditures and payments related to our outstanding debt.
     Cash used for operations. Cash used for operating activities in the first nine months of 2005 was $0.6 million. Cash used for operating activities in the first nine months of 2004 was $7.3 million. In 2005, planned reductions in inventory levels were more than offset by increased working capital requirements caused by continuing record high copper prices which impacted cash from operations.
     Working capital needs. As noted above, net cash used for operating activities in the first nine months of 2005 was $0.6 million, as compared to cash used for operating activities of $7.3 million for the first nine months of 2004. The decrease in cash used by operations during the first nine months of 2005 is primarily the result of a significant reduction in inventory pounds being carried. In addition, the losses incurred in 2005 versus net income in 2004 were also offset, besides the inventory reductions mentioned above, by decreases in both production and shipping volumes, partly offset by continued increases in copper prices. Due to seasonality, our business has historically produced greater sales and required a greater use of cash for working capital purposes in the first half of the year, as compared to the second half of the year when working capital was normally liquidated. However, escalating copper prices and timing of purchases of copper versus collections of receivables has continued our utilization of the receivables sale facility into the third quarter.
     Capital expenditures. In the first nine months of 2005, capital expenditures totaled $7.6 million versus $6.3 million in the first nine months of 2004. Capital expenditures include asset replacement, environmental and safety compliance, cost reduction and productivity improvement items, and expenditures for our new Mexico manufacturing facility. We currently do not expect capital expenditures to exceed $10 million, in total, in 2005.
     Payments related to our outstanding debt. In the first nine months of 2005, we made interest payments on our debt totaling $21.1 million, versus payments of $21.9 million in the first nine months of 2004. The decrease in interest payments from 2004 to 2005 results primarily from the benefit received by the $18.6 million repurchase in June and July 2004 of our 10.5% Senior Notes.
Outlook
     On August 11, 2005, Standard and Poor’s Ratings Services (“S&P”) lowered our Corporate credit rating from B to B-, and revised their outlook from stable to negative due to the continued effects of high copper prices, uncertainty regarding the timing of a return to more normal levels of demand from our residential air conditioning OEM customers, and global competition from low-cost producers. S&P also lowered its rating on our Senior unsecured debt to CCC+ from B. Our Senior unsecured notes are rated one-notch below our corporate credit rating because of S&P’s expectations that our poor operating results will increase the likelihood that we will borrow additional amounts under our receivables sale facility and/or our secured revolving credit facility, thereby increasing the priority liabilities ahead of the Senior secured notes. The outlook could be revised to positive if copper prices fall and demand for our commercial and wholesale products improve bringing EBITDA back to recent historical levels.
     With the current availability under our receivables sale facility, our secured revolving credit facility and our consignment and forward contracts facility, along with current business and economic conditions and environment, and including our current cash balances, and forecasted cash flow from continuing operations, we believe that we will be able to satisfy existing working capital needs, interest obligations and capital expenditure requirements.
Liquidity Facilities
     On April 28, 2005, we established a new three year receivables sale facility of up to $45 million arranged by Wachovia Bank, National Association (“Wachovia”); amended and restated our secured revolving credit facility with Wachovia pursuant to an Amended and Restated Credit Agreement to provide for a three year facility of up to $35 million; and amended and restated our silver consignment and forward contracts facility with Fleet Precious Metals Inc., operating as Bank of America Precious Metals (“BAPM”), pursuant to an Amended and Restated Consignment Agreement. The Amended and Restated Credit Agreement and the Amended and Restated Consignment Agreement included amendments to the consolidated EBITDA covenants in each of those agreements to bring us into compliance with the consolidated EBITDA requirements for the first quarter of 2005.
     Because we would not have been in compliance with the second quarter 2005 consolidated EBITDA requirement in the Amended and Restated Credit Agreement, the Amended and Restated Consignment Agreement or the Receivables Purchase Agreement relating to the receivables sale facility, we further amended these agreements on August 1, 2005. The

August amendments included modifications to the consolidated EBITDA requirements in these agreements to bring us into compliance with the consolidated EBITDA requirements for the second quarter of 2005. In addition, because we would not have been in compliance with the consolidated EBITDA requirements in both the Amended and Restated Credit Agreement and the Receivables Purchase Agreement for the third quarter of 2005, we further amended these agreements effective as of September 30, 2005. The September amendments suspended the minimum consolidated EBITDA covenants in these agreements until quarterly testing resumes in the second quarter of 2007. All of our existing and amended liquidity facilities have cross default provisions.
     As of October 2, 2005 and after giving effect to the September amendments, we were in compliance with the financial covenants contained in the Amended and Restated Credit Agreement, the Amended and Restated Consignment Agreement and the Receivables Purchase Agreement.
     The following summary of our secured revolving credit facility, our silver consignment and forward contracts facility and our receivables sales facility reflects the terms of the relevant agreements as amended by the August and September amendments:
Secured Revolving Credit Facility
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
     Borrowing Base. At any time before the maturity of the facility, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Under the Amended and Restated Credit Agreement we entered into in April, the borrowing base generally equaled the sum of (i) 85% of our eligible U.S. accounts receivable (other than accounts of Wolverine Joining Technologies, LLC) and (ii) 60% of our eligible U.S. inventory (eligible inventory attributable to Wolverine Joining Technologies, LLC is capped at $3 million). The August amendment added to this borrowing base 25% of the net book value of our eligible U.S. equipment, capped at $8 million. The administrative agent may establish reserve requirements, and the reserve requirements and eligibility standards may be adjusted during the term. As of October 2, 2005, the reserve requirement was $6.2 million.
     Interest and Fees. Under the secured revolving credit facility, borrowings generally bear interest, at our option, at the following rates (i) the Eurodollar rate or the LMIR rate plus a margin between 1.75% to 3.00%, depending on the fixed charge coverage ratio of the Company and its consolidated subsidiaries, or (ii) the greater of the prime rate or adjusted federal funds rate plus a margin between 0.00% to 0.50%, depending on the fixed charge coverage ratio. Accrued interest is payable monthly on outstanding principal amounts, quarterly in the case of Eurodollar loans. In addition, fees and expenses are payable based on unused borrowing availability (0.25%

to 0.50% per annum, depending on the fixed charge coverage ratio), outstanding letters of credit (1.75% to 3.00% fee, depending on the fixed charge coverage ratio) and administrative and legal costs.
     Maturity. The maturity date of the secured revolving credit facility is April 28, 2008, at which time all amounts borrowed under the facility will be due and outstanding letters of credit must be cash collateralized. The facility may be terminated early upon the occurrence of an event of default.
     Security. The obligations under the secured revolving credit facility are secured by (i) a first priority lien on substantially all of our U.S. assets, including inventory and accounts receivable not sold in the receivables sale facility (but excluding real estate) and (ii) a first priority pledge of the capital stock of existing and future first-tier foreign subsidiaries of the Company and its U.S. subsidiaries. In addition, the Amended and Restated Credit Agreement we entered into in April provided for a springing first priority lien on our U.S. equipment at such time as the outstanding obligations reached $18 million. However, the August amendment provided for an immediate grant of a first priority lien on our U.S. equipment (other than leased or owned aircraft).
     Covenants. The Amended and Restated Credit Agreement contains customary representations and warranties, as well as covenants which, among other things, limit our ability to incur additional indebtedness and liens; enter into transactions with affiliates; make acquisitions; pay dividends; redeem or repurchase capital stock or senior notes; make investments or loans; make negative pledges; consolidate, merge or effect asset sales; or change the nature of our business. The Amended and Restated Credit Agreement we entered into in April also contained certain financial covenants including: (a) a minimum consolidated EBITDA test measured quarterly on a rolling four quarter basis; (b) a $15 million annual consolidated capital expenditure limitation; (c) a minimum $5 million ongoing excess availability requirement; and (d) a monthly minimum fixed charge coverage ratio to be tested at and after any time when outstanding obligations under the secured revolving credit facility equal or exceed $18 million (which, if such requirement were applicable in 2005, would be 1.0 to 1.0).
     The August amendment adjusted the consolidated EBITDA covenant (a) to require minimum consolidated EBITDA, measured on a rolling four quarter basis, to be at least $19,250,000 for the second fiscal quarter of 2005, in order to bring us into compliance with this covenant for that period; (b) to require minimum consolidated EBITDA to be tested monthly on a rolling twelve-month basis beginning in September 2005 through September 2006, with quarterly tests to resume in December 2006; and (c) to revise the definition of consolidated EBITDA to eliminate adjustments for extraordinary losses and to provide limited adjustments for certain backwardation (inverted market) hedge-related losses and restructuring charges. This amendment also eliminated the $5 million excess availability requirement and added or enhanced certain financial and operational reporting obligations.
     The September amendment eliminated the requirement that minimum consolidated EBITDA be tested monthly on a rolling twelve-month basis beginning with the production month ending closest to September 30, 2005 and further adjusted this covenant to require minimum consolidated EBITDA to be greater than or equal to $32,000,000, calculated on a rolling four quarter basis, commencing with the fiscal quarter ending closest to June 30, 2007 and for each fiscal quarter thereafter. As a result, the minimum consolidated EBITDA covenant is suspended until quarterly testing resumes for the second fiscal quarter of 2007.
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
     We had no borrowings outstanding under our secured revolving credit facility at October 2, 2005, and approximately $12.2 million of standby letters of credit outstanding. After taking into account $7.7 million of reserves and other holdbacks, we had $13.1 million in additional borrowing availability under the secured revolving credit facility as of that date. As of December 31, 2004, we had $1.0 million in outstanding borrowings under our secured revolving credit facility, approximately $9.2 million of standby letters of credit outstanding, and approximately $26.6 million (subject to a $2.0 million excess availability requirement) in additional borrowing capacity available thereunder. Borrowing capacity available as of October 2, 2005, and December 31, 2004 reflects a reduction in the available amount for the value of the interest rate swap outstanding of $1.5 million and $0.7 million, respectively.
Silver Consignment and Forward Contracts Facility
     Under our Amended and Restated Consignment Agreement, BAPM extends to us a silver consignment facility, pursuant to which BAPM consigns certain amounts of silver upon request, as well as a silver forward contracts facility, pursuant to which we may contract to purchase certain amounts of silver from BAPM in the future for a set price. The maximum value of consigned silver available to us at any time under the consignment facility is limited to the lesser of $17 million dollars or the value of 2.4 million fine troy ounces of silver, in either case less an amount equal to 20% of the face value of all outstanding forward contracts under the forward contract facility. The forward contract limit is $700,000, which permits us to have up to $3.5 million in aggregate face value of forward contracts outstanding under this facility. The remaining terms of the Amended and Restated Consignment Agreement include:
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
     Security. To secure our obligations under the Amended and Restated Consignment Agreement, BAPM has a first priority security interest in the silver subject to consignment or outstanding forward contracts and any proceeds and products thereof (other than receivables and associated collections sold by us in connection with the receivables sale facility). In addition, in the August amendment, we granted BAPM a security interest in all of our silver bullion (whether or not consigned by BAPM) and the proceeds and products thereof (other than receivables and associated collections sold in connection with the receivables sale facility). We have also placed money in escrow to cover the costs of refining, processing and recovery of the consigned silver, and have provided BAPM with a letter of credit for $3.5 million that may be drawn by BAPM to fund our required purchase of consigned silver upon the earlier of the occurrence of an event of default and acceleration or the termination of the silver consignment facility.
     Representations, Warranties and Covenants. The Amended and Restated Consignment Agreement includes customary representations, warranties and covenants and incorporates by reference all of the representations, warranties and covenants contained in the Amended and Restated Credit Agreement, as discussed above. The Amended and Restated Consignment Agreement we entered into in April contained financial covenants consistent with those in the Amended and Restated Credit Agreement. The August amendment eliminated all financial covenants, including the consolidated EBITDA test for the second fiscal quarter of 2005. The August amendment also shortened certain monthly reporting deadlines.
     Termination and Events of Default. Under the Amended and Restated Consignment Agreement we entered into in April, the consignment facility and/or the forward contracts facility, and BAPM’s obligations thereunder, were terminable by BAPM upon 30 days prior written notice. Upon such termination, all sums outstanding under the relevant facility would become due and payable and upon termination of the consignment facility, any consigned silver that had not been purchased and paid for would be required to be returned to BAPM. The August amendment revised this termination provision, providing that the consignment facility and/or the forward contracts facility, and BAPM’s obligations thereunder, may be terminated by BAPM at any time, with payment for all sums outstanding under such terminated facility due within three business days after written notice of termination. In addition, upon the occurrence of any of the events of default contained in the Amended and Restated Consignment Agreement, BAPM may terminate its obligations, and accelerate all of our obligations thereunder. Events of default include, among others, defaults in payment or performance of obligations under any transaction agreement or to BAPM or Fleet National Bank or any affiliate; inaccuracy of representations or warranties; certain defaults, termination events or similar events with respect to the receivables sale facility, the Amended and Restated Credit Agreement, our outstanding senior notes or other indebtedness in excess of $2.5 million; certain bankruptcy or insolvency events; certain material loss, theft or damage to, or attachment of, the consigned silver; the determination by BAPM in good faith that the Company has suffered a material adverse change; and certain change in control events.
     At October 2, 2005, we had $11.7 million of silver in our inventory under the silver consignment facility, with a corresponding amount included in accounts payable, and $1.1 million committed to under the forward contracts facility. At December 31, 2004, we had $13.9 million in our inventory under the silver consignment facility, with a corresponding amount included in accounts payable, and $0.7 million outstanding under the forward contracts facility.
Receivables Sale Facility
     On April 28, 2005, in conjunction with amending and restating our secured revolving credit facility and our silver consignment and forward contracts facility, we established a new three year receivables sale facility of up to $45 million arranged by Wachovia.
     Structure. Under the receivables sale facility, the Company and its wholly-owned subsidiaries Small Tube Manufacturing, LLC and Tube Forming, L.P. (collectively, the “Originators”) continuously sell certain receivables without recourse to DEJ 98 Finance, LLC (“DEJ”), a wholly owned, bankruptcy-remote special purpose entity, pursuant to a Receivables Sale Agreement between the Originators and DEJ. Wolverine Finance, LLC (“Wolverine Finance”), a wholly owned subsidiary of the Company, has been engaged by DEJ to service the sold receivables. The books and records of DEJ are included in the consolidated financial statements of the Company for financial reporting purposes.
     The Originators sell, or transfer as a contribution of capital, certain U.S. receivables, at a discount and without recourse, to DEJ, whose sole business purpose is the acquisition and financing of the receivables. DEJ can then further sell undivided interests in a specified portion of these receivables, as necessary, to Blue Ridge Asset Funding Corporation (“Blue Ridge”), or, to the extent that Blue Ridge elects not to purchase, to Wachovia and certain other purchasers (the “Liquidity Banks”), pursuant to a Receivables Purchase Agreement among DEJ, Wolverine Finance, the Company, Blue Ridge, the Liquidity Banks from time to time party thereto and Wachovia, as agent, in order to provide the funds required to purchase receivables from the Originators. Proceeds from the collection of the receivables are used by DEJ to purchase additional receivables from the Originators, repay Blue Ridge or the Liquidity Banks in the event that sufficient additional receivables are not available to maintain its investment, or pay fees and expenses. The Company has guaranteed the performance by the other Originators of their obligations under the Receivables Sale Agreement and Wolverine Finance’s obligations under the Receivables Purchase Agreement. DEJ retains no interest in the investment in the receivables sold to Blue Ridge or the Liquidity Banks, and has experienced no gains or losses on such sales. DEJ is a separate corporate entity with its own creditors who, in the event of DEJ’s liquidation, will be entitled to a claim on DEJ’s assets prior to any distribution to the Company.
     Available Amounts. The amount of cash available to us from Blue Ridge or the Liquidity Banks is based upon the amount of eligible receivables and certain reserves required by the facility. Accordingly, availability may fluctuate over time given changes in eligible receivables balances and calculation of reserves, but in no case will it exceed the facility’s $45 million purchase limit.
     Based upon the servicing report prepared by Wolverine Finance as of October 2, 2005, the value of receivables eligible to be purchased by Blue Ridge totaled approximately $42.4 million. We utilized $18.5 million under the facility at October 2, 2005, leaving remaining availability at this date of approximately $23.9 million.
     Costs. Our costs associated with the receivables sale facility depend on whether purchases are funded by Blue Ridge or by the Liquidity Banks. To the extent that purchases are funded by Blue Ridge, our costs will be based on Blue Ridge’s cost of funds for issuing commercial paper plus monthly fees based on the average aggregate daily outstanding balance funded by Blue Ridge multiplied by a per annum rate of between 0.80% to 1.75%, depending on our fixed charge coverage ratio. To the extent that purchases are not funded by Blue Ridge, but instead are funded directly by the Liquidity Banks, our costs, payable monthly, will generally accrue on outstanding balances at either (i) the LIBO rate plus a margin between 1.75% to 3.00%, depending on the fixed charge coverage ratio, or (ii) the greater of the prime rate or adjusted federal funds rate plus a margin between 0.00% to 0.50%, depending on our fixed charge coverage ratio. Commitment fees are payable monthly at a per annum rate of between 0.35% to 0.50%, depending on our fixed charge coverage ratio, and accrue on the unused portion of the facility. DEJ also pays certain fees and expenses of Wachovia and Blue Ridge, including an annual administration fee and audit and legal fees of Blue Ridge and Wachovia associated with the receivables sale facility. We also paid a one-time structuring fee to Wachovia at closing.
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
     Wachovia, as agent for Blue Ridge and the Liquidity Banks, can terminate purchases of receivables interests prior to the scheduled expiration date upon the occurrence of certain events, including, among others, non-performance by us of payments or other agreements under the receivables sale facility; inaccuracy of the representations and warranties made in the facility documents; defaults with respect to other obligations of DEJ; defaults with respect to indebtedness in excess of $2.5 million of the Company or its subsidiaries other than DEJ; bankruptcy or insolvency events regarding us or any of our subsidiaries; certain statistics concerning collections of the receivables not meeting specified criteria; certain change of control events; the rendering of judgments in excess of specified amounts against DEJ, us or our subsidiaries; the termination of any of the transaction documents, the cessation of any transfers of receivables under the Receivables Sale Agreement or the ineffectiveness of our performance guarantee; the agent’s interest in the receivables ceasing to be valid; the outstanding amount received by us exceeding the $45 million purchase limit or the aggregate adjusted amount of outstanding receivables; certain events that materially adversely affect the credit quality of receivables or the Company and its subsidiaries taken as a whole; certain ERISA events; and defaults in any of the financial requirements contained in the Receivables Purchase Agreement, which are the same as the financial covenants included in the Amended and Restated Credit Agreement.
     In accordance with the provisions of Statement of Financial Accounting Standard No. 140 (“SFAS 140”), Accounting for Transfers and Servicing of Financial Assets, the Company includes in accounts receivable in its consolidated balance sheets the portion of receivables sold to DEJ which have not been resold by DEJ to Blue Ridge or the Liquidity Banks. At October 2, 2005, the outstanding amount of investment by Blue Ridge of commercial paper under the agreements was $18.5 million. Accordingly, accounts receivable in the consolidated balance sheets have been reduced by $18.5 million at October 2, 2005 representing the face amount of the outstanding receivables sold at that date.
     The August amendment to the Receivables Purchase Agreement included:
•	an amendment to the consolidated EBITDA requirement for the second fiscal quarter of 2005 in order to bring the Company into compliance with this requirement for that period, as well as a prospective adjustment to the consolidated EBITDA test, both consistent with the revised consolidated EBITDA covenant contained in the August amendment to the Amended and Restated Credit Agreement;

•	the addition or enhancement of certain financial and operational reporting obligations, including those obligations required under the August amendment to the Amended and Restated Credit Agreement;

•	an adjustment to the loss reserve and dilution reserve formulas that are used in the availability calculation; and

•	the elimination of the obligation to comply with the $5 million excess availability requirement under the Amended and Restated Credit Agreement.
     The September amendment to the Receivables Purchase Agreement adjusted the minimum consolidated EBITDA requirements to be consistent with the revised minimum consolidated EBITDA covenant contained in the Amended and Restated Credit Agreement. As a result, the minimum consolidated EBITDA covenant is effectively suspended until quarterly testing resumes for the second fiscal quarter of 2007. In addition, the September amendment requires DEJ to furnish audited annual financial statements to Wachovia.
Environmental Matters
     We are subject to extensive environmental regulations imposed by local, state, federal and provincial authorities in the U.S., Canada, China, Portugal and Mexico with respect to air emissions, discharges to waterways, and the generation, handling, storage, transportation, treatment and disposal of waste material, and we have received various communications from regulatory authorities concerning environmental matters. We have accrued undiscounted estimated environmental remediation costs of $0.8 million as of October 2, 2005, consisting primarily of $0.7 million for the Ardmore, Tennessee facility and $0.1 million for the Decatur, Alabama facility. Based upon information currently available, we believe that the ultimate remediation costs for these matters are not reasonably likely to have a material effect on our business, financial condition or results of operations. However, actual costs related to these environmental matters could differ materially from the amounts we estimated and have accrued at October 2, 2005, and could result in additional exposure if these environmental matters are not resolved as anticipated.
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
     The estimated remaining assessment, monitoring, remedial, legal and other costs related to the environmental matters at our Decatur, Alabama facility are $0.1 million as of October 2, 2005.
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
     These forward-looking statements are subject to various risks and uncertainties which could cause actual results to differ materially from those stated or implied by such forward-looking statements. We undertake no obligation to publicly release any revision of any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof, or to reflect the occurrence of unanticipated events. Information concerning risk factors is contained under the caption “Risk Factors That May Affect Future Performance in our Annual Report on Form 10-K for the year ended December 31, 2004, and in our Quarterly Report on Form 10-Q for the quarters ended April 3, 2005 and July 3, 2005, which information is incorporated herein by reference and which may be revised in future Securities and Exchange Commission filings by the Company. You should carefully consider all of the risks and all other information contained in or incorporated by reference in this report and in our filings with the SEC. These risks are not the only ones we face. Additional risks and uncertainties not presently known to us, or which we currently consider immaterial, also may adversely affect us. If any of these risks actually occur, our business, financial condition and results of operations could be materially and adversely affected.
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
Commodity Price Risks
     The price our customers pay for a product includes a metal charge that represents, in some cases, the market value of the copper used in that product as of the date we ship the product to the customer. Effective, September 1, 2005, we began charging certain customers the previous monthly average COMEX price for metal. This pricing model is expected to serve as a natural hedge against changes in the commodity price of copper, and allows us to better match the cost of copper with the selling price to our customers. However, as an accommodation to our customers, we often enter into fixed price commitments to purchase copper on their behalf in order to fix the price of copper in advance of shipment. We account for these transactions as cash flow hedges under Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standard No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and by Statement of Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, (hereinafter collectively referred to as “SFAS 133”). The fair value of these derivative assets is recognized in prepaid expenses in the Consolidated Balance Sheet. Hedge ineffectiveness is recognized in the Consolidated Statement of Operations under cost of goods sold. Information regarding this type of derivative transaction is as follows:

	Three months	Nine months
	ended	ended
(In millions)	October 2, 2005	October 2, 2005

Gain/(loss) arising from ineffectiveness included in earnings	$0.8	$0.8
Gains/(losses) reclassed from other comprehensive income (“OCI”) to earnings	$0.6	$1.6

(In millions)	October 2, 2005	October 3, 2004

Aggregate notional value of derivatives outstanding	$8.4	$9.0
Period through which derivative positions currently exist	December 2006	May 2005
Gain/(loss) of fair value of derivatives	$2.0	$2.1
The change in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(1.0)	$(1.1)
Deferred gains/(losses) included in OCI	$1.7	$0.6
Gains/(losses) included in OCI to be recognized in the next 12 months	$1.6	$0.6
Number of months over which gain/(loss) in OCI is to be recognized	15	8
     We have firm-price purchase commitments with some of our copper suppliers under which we agree to buy copper at a price set in advance of the actual delivery of that copper to us. Under these arrangements, we assume the risk of a price decrease in the market price of copper between the time this price is fixed and the time the copper is delivered. In order to reduce our market exposure to price decreases, at the time we enter into a firm-price purchase commitment, we also often enter into commodity forward contracts to sell a like amount of copper at the then-current price for delivery to the counterparty at a later date. We account for these transactions as cash flow hedges under SFAS 133. The fair value of these derivative liabilities is recognized in accrued liabilities in the Consolidated Balance Sheet. Hedge ineffectiveness is recognized in the Consolidated Statement of Operations under cost of goods sold. Information on this type of derivative transaction is as follows:

	Three months	Nine months
	ended	ended
(In millions)	October 2, 2005	October 2, 2005

Gain/(loss) arising from ineffectiveness included in earnings	$0.3	$(0.4)
Gains/(losses) reclassed from other comprehensive income (“OCI”) to earnings	$(1.3)	$(2.9)

(In millions)	October 2, 2005	October 3, 2004

Aggregate notional value of derivatives outstanding	$3.9	$22.8
Period through which derivative positions currently exist	December 2005	December 2004
Gain/(loss) of fair value of derivatives	$—	$(1.8)
The change in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(0.4)	$(2.5)
Deferred gains/(losses) included in OCI	$(0.1)	$(1.3)
Gains/(losses) included in OCI to be recognized in the next 12 months	$(0.1)	$(1.3)
Number of months over which gain/(loss) in OCI is to be recognized	3	3
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

	Three months	Nine months
	ended	ended
(In millions)	October 2, 2005	October 2, 2005

Gain/(loss) arising from ineffectiveness included in earnings	$(2.0)	$(2.3)

(In millions)	October 2, 2005	October 3, 2004

Aggregate notional value of derivatives outstanding	$26.0	$50.3
Period through which derivative positions currently exist	December 2005	December 2004
Gain/(loss) of fair value of derivatives	$(1.5)	$(6.0)
The change in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(2.7)	$(5.6)
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

	Three months	Nine months
	ended	ended
(In millions)	October 2, 2005	October 2, 2005

Gain/(loss) arising from ineffectiveness included in earnings	$(1.5)	$(1.0)
Gains/(losses) reclassed from other comprehensive income (“OCI”) to earnings	1.2	1.2

(In millions)	October 2, 2005	October 3, 2004

Aggregate notional value of derivatives outstanding	$3.6	$9.5
Period through which derivative positions currently exist	December 2006	November 2006
Gain/(loss) of fair value of derivatives	$3.8	$1.0
The change in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(0.7)	$(1.0)
Deferred gains/(losses) included in OCI	$5.8	$(0.2)
Gains/(losses) included in OCI to be recognized in the next 12 months	$5.0	$(0.2)
Number of months over which gain/(loss) in OCI is to be recognized	15	26
Foreign Currency Exchange Risk
     We are subject to market risk exposure from fluctuations in foreign currencies. Foreign currency exchange forward contracts may be used from time to time to hedge the variability in cash flows from the forecasted payment or receipt of currencies other than the functional currency. We do not enter into forward exchange contracts for speculative purposes. These forward currency exchange contracts and the underlying hedged receivables and payables are carried at their fair values, with any associated gains and losses recognized in current period earnings. These contracts cover periods commensurate with known or expected exposures, generally within three months. As of October 2, 2005, we had forward exchange contracts outstanding to sell foreign currency with a notional amount of $1.1 million. The estimated fair value of these forward exchange contracts to sell foreign currency is $17 thousand. The effect of a 10% adverse change in exchange rates would reduce the fair value by approximately $99 thousand.
     We also use foreign currency forward exchange contracts to hedge our inventory currency risk in Canada. These contracts are denominated in U.S. and Canadian dollars. As of October 2, 2005, we had foreign currency forward exchange contracts outstanding through December 2005 to purchase foreign currency with a notional amount of $8.1 million. As of October 2, 2005, we had an unrealized gain of $0.5 million associated with these foreign currency forward exchange contracts. The effect of a 10% adverse change in exchange rates would reduce the fair value by approximately $0.8 million.
Interest Rate Risk
     In October 2002, we entered into an interest rate swap transaction on $50.0 million of our 7.375% Senior Notes. The interest rate swap calls for semi-annual interest payments on February 1 and August 1, a floating interest rate based upon the six month LIBOR plus a spread of 3.76%, and an August 1, 2008 maturity date. The interest rate swap resulted in an increase in interest expense for the three and nine month periods ended October 2, 2005 of $0.1 million and $0.2 million, respectively, and a reduction of interest expense for the three and nine month periods ended October 3, 2004 of $0.2 million and $0.6 million, respectively.
     As of October 2, 2005, the fair market value of the interest rate swap was a liability of $1.5 million, which is included in other liabilities with a corresponding decrease to the hedged debt. Equal and offsetting unrealized gains and losses are included in other income expense. For the three and nine month periods ended October 2, 2005, the interest rate swap effectively converted $50 million of fixed rate 7.375% Senior Notes to variable rates of 8.51% and 7.94%, respectively. As of October 3, 2004, the fair market value of the interest rate swap was a liability of $0.5 million, which was included in other liabilities with a corresponding decrease to the hedged debt. Equal and offsetting unrealized gains and losses were included in other income expense. For the three and nine month periods ended October 3, 2004, the interest rate swap effectively converted $50 million of fixed rate 7.375% Senior Notes to variable rates of 6.07% and 5.02%, respectively.
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
Changes in Internal Control over Financial Reporting
     Based upon the evaluation performed by our management, which was conducted with the participation of Messrs. Horowitz and Deason, there has been no change in our internal control over financial reporting during the third quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 5. Other Information
          None
Item 6. Exhibits
     (a) Exhibits
10.1	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of August 1, 2005, among the Company, its U.S. subsidiaries, the lenders named therein and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 5, 2005).

10.2	Amendment No. 1 to Receivables Purchase Agreement, dated as of August 1, 2005, among DEJ 98 Finance, LLC, Wolverine Finance, LLC, the Company, Blue Ridge Asset Funding Corporation and Wachovia Bank, National Association,

individually and as agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 5, 2005).

10.3	First Amendment to Amended and Restated Consignment Agreement, dated as of August 1, 2005, among the Company, Wolverine Joining Technologies, LLC and Fleet Precious Metals Inc., operating as Bank of America Precious Metals (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 5, 2005).

10.4	Amendment No. 2 to Amended and Restated Credit Agreement, effective September 30, 2005, among the Company, its U.S. subsidiaries, the lenders named therein and Wachovia Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 31, 2005).

10.5	Amendment No. 2 to Receivables Purchase Agreement, effective September 30, 2005, among DEJ 98 Finance, LLC, Wolverine Finance, LLC, the Company, Blue Ridge Asset Funding Corporation and Wachovia Bank, National Association, individually and as agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 31, 2005).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

WOLVERINE TUBE, INC.

Dated: November 14, 2005	By: /s/ James E. Deason

Name: James E. Deason Title: Senior Vice President, Chief Financial Officer and Secretary