Form 10-K
period 2005-12-31
WOLVERINE TUBE INC
filed 2006-03-16
CIK 821407

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005,
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 1-12164
WOLVERINE TUBE, INC.
(Exact name of registrant as specified in its charter)

Delaware	63-0970812

(State of Incorporation)	(IRS Employer Identification No.)

200 Clinton Avenue West, 10th Floor Huntsville, Alabama	35801

(Address of principal executive offices)	(Zip Code)
(256) 353-1310
(Registrant’s Telephone Number, including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of exchange on which registered:
Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 4, 2005 was approximately $86,262,029 based upon the closing price of the Common Stock reported for such date on the New York Stock Exchange. For purposes of this disclosure, shares of Common Stock held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates.
Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date:

Class	Outstanding as of March 9, 2006

Common Stock, $0.01 par value	15,058,903 Shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the annual meeting of stockholders to be held on May 23, 2006 are incorporated by reference into Part III.

FORM 10-K
YEAR ENDED DECEMBER 31, 2005

PART I
Item 1. Business
General
     Wolverine Tube, Inc. (the Company, Wolverine, we, our, or us) is a world-class quality manufacturer of copper and copper alloy tube, fabricated products, metal joining products, and copper and copper alloy rod and bar products. Our focus is on custom-engineered, higher value-added tubular products, including fabricated copper components and metal joining products, which enhance performance and energy efficiency in many applications, including: commercial and residential heating, ventilation and air conditioning, refrigeration, home appliances, industrial equipment, power generation, petrochemicals and chemical processing.
     We believe that our product line is the broadest of any North American manufacturer of copper and copper alloy tube, which allows us to offer customers complete packaged solutions, and to pursue cross-selling opportunities. Our technological expertise has helped us to establish strong and long-standing relationships with many of the leading original equipment manufacturers (OEM) that use our higher value-added copper tube, and enables us to maintain a leading market share in our most important product lines and geographic markets.
     We have expanded our operations through acquisitions and international growth over the last six years. In late 2004, we opened a new 130,000 square foot leased manufacturing facility to produce technical tube and fabricated products in Monterrey, Mexico. Our investment in the Mexican facility at the end of 2005 totals approximately $4.4 million, $2.6 million of which was from the relocation of equipment from other Wolverine facilities. In 2001, we invested approximately $9 million for the construction of a 33,000 square foot technical tube manufacturing facility in Esposende, Portugal, which began commercial production in early 2002. In 2003, this facility began producing brazed assemblies for our European customers. In 2000, we purchased the joining products business of Engelhard Corporation, a leading manufacturer of brazing alloys, fluxes, and lead-free solder, based in Warwick, Rhode Island, for approximately $42 million.
     We are a Delaware corporation organized in 1987, and are the successor to a business founded in Detroit, Michigan in 1916.
Available Information
     Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available on our website, at no charge, at www.wlv.com, as soon as reasonably practicable after electronic filing or furnishing such information to the Securities and Exchange Commission (SEC). Also available on our website, or in print upon written request at no charge, are our corporate governance guidelines, the charters of our audit, compensation and corporate nominating and governance committees, and a copy of our code of business conduct and ethics that applies to our directors, officers and employees, including our chief executive officer, principal financial officer, principal accounting officer, controller or other persons performing similar functions.

NYSE Certifications
     Because our common stock is listed on the New York Stock Exchange (NYSE), our chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violations by us of the corporate governance listing standards of the NYSE. Our chief executive officer made his annual certification to that effect to the NYSE as of June 20, 2005. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our principal executive officer and principal financial officer under Sections 906 and 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of our public disclosure.
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
     While no single company competes with us in all of our product lines, we face significant competition in each product line. Cerro Flow Products, Inc., Industrias Nacobre S.A. de C.V., KobeWieland Copper Products Inc., Wieland-Werke AG, Mueller Industries Inc., Olin Corporation, Outokumpu American Brass Company, J.W. Harris Company, Inc., Parker Hannifin Corp., Reading/Iusa, Hitachi, Furukawa, Sumitomo and others compete against us in one or more product lines. We also face competition from China-based copper tube manufacturers who compete with us both in China and in North America.
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
     For certain of our higher value-added commercial products, we compete primarily on the technological advantages of these products. Technological improvements in competitors’ products could reduce our competitive advantage in these product lines, and thereby adversely affect our business, operating results or financial condition. Our competitors can be expected to continue to improve the designs of their products, and to introduce new products with competitive prices and performance characteristics.
     We could also be adversely affected if new technologies emerge in the air conditioning, refrigeration or other consumer industries that reduce or eliminate the need for copper and copper alloy tube, fabricated copper components, and metal joining products. Certain of our products, such as plumbing tube, compete with products made of alternative materials, such as polybutylene plastic. Aluminum is also a substitute product in residential evaporator units. Continued increases in the price of copper, or sustained high copper prices could decrease the relative attractiveness of copper products in cases where alternatives exist and are allowable by local law or code, thereby adversely affecting our business, operating results or financial condition.
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
     Commercial products include:
Industrial Tube
     Our small (as small as .01 inches) and medium diameter copper tube used primarily by residential and light commercial air conditioning, appliance, refrigeration equipment and plumbing fittings and fixture manufacturers is known as “industrial” tube. Industrial tube is made to customer specifications for equipment manufacturing. Our industrial tube products include continuous coils up to 2,000 pounds (to permit economical use by the customers), smooth straight tube, welded enhanced tube with internal surface ridges to increase heat transfer in air conditioning coils, and very small diameter capillary tube. Beginning in 2005, we imported for resale both internally enhanced and smooth industrial tube, manufactured by a Chinese tube producer.
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
     Commercial product sales accounted for 71%, 72%, and 74% of our net sales in 2005, 2004, and 2003, respectively.
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
     Wholesale product sales accounted for 22%, 21%, and 19% of our net sales in 2005, 2004, and 2003, respectively.
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
     Rod, bar and other products accounted for 7% of our net sales in each of the years 2005, 2004, and 2003.
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
North America
     Our sales structure in North America consists of a sales officer, managers, field marketing representatives, inside sales representatives, customer service representatives and independent sales agents who are responsible for selling and servicing customer accounts.
International
     Our export sales are derived from both internal salespeople and foreign sales agents. We maintain sales, marketing and business development offices in Apeldorn, The Netherlands and in Shanghai, China.
     For information concerning sales, gross profit, and certain other financial information about foreign and domestic operations, see Note 22 of the Notes to Consolidated Financial Statements.
Energy Efficiency and Governmental Regulations
     Effective January 2006, the U.S. government mandated an increase in the Seasonal Energy Efficiency Ratio (SEER). The new minimum standard is 13 SEER, which is a 30% increase from the previous minimum standard rating of 10 SEER. We expected demand for our industrial tube to increase during the second half of 2005 in connection with customers’ production changeover from 10 SEER to 13 SEER unitary air conditioners in anticipation of the January 2006 implementation date. Instead, we experienced erratic industrial tube demand in 2005, as manufacturers continued production of 10 SEER units in response to demand resulting from late season hot weather, demand for lower cost units and unexpected demand stemming from recent natural disasters. We expect that the new standard will cause increased demand for our industrial tube and fabricated product businesses in 2006 as customers begin increased production of 13 SEER units.

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
Markets
     Major markets for each of our product lines are set forth below:

Products	Major Markets
Commercial Products:

Technical Tube	Commercial air conditioning manufacturers, power and process industry, heat exchanger manufacturers, water, swimming pool and spa heater manufacturers and oil cooler manufacturers.

Industrial Tube	Residential and light commercial air conditioning manufacturers, appliance manufacturers, automotive manufacturers, industrial equipment manufacturers, refrigeration equipment manufacturers plumbing fittings and fixture manufacturers, and redraw mills (which further process the tube).

Copper Alloy Tube	Utilities and other power generating companies, refining and chemical processing companies, heat exchanger manufacturers and shipbuilders.

Fabricated Products	Commercial and residential air conditioning manufacturers, refrigeration manufacturers and consumer appliance manufacturers, automotive, controls, welding, electrical, marine, building, heat transfer industries and other general industrial applications.

Products	Major Markets
Metal Joining Products	Residential and commercial air conditioning manufacturers, plumbing, electronic, lighting, shipbuilding, aerospace, catalysts, jewelry and other metal joining industries.

Wholesale Products	Plumbing and refrigeration service wholesalers, and distributors.

Rod, Bar and Other Products	Electrical equipment, power generation and automotive parts manufacturers, locomotive, aluminum smelting and other industrial equipment manufacturers and metal service centers.
Key Customers
     In 2005, 2004, and 2003, our 10 largest customers accounted for approximately 46%, 44%, and 46%, respectively, of our consolidated net sales. No single customer accounted for 10% or more of our consolidated net sales in any of the previous three years.
Backlog
     A significant part of our sales is based on short-term purchase orders. For this reason, we do not maintain a backlog, and believe that a backlog is not a meaningful indicator of our future results. A significant amount of our sales result from customer relationships wherein we provide a high degree of specialized service and generally become the largest supplier of a customer’s copper and copper alloy requirements. Under these arrangements, our customers provide forecasts of their requirements, against which purchase orders are periodically released. In several cases, we have entered into multi-year arrangements with major customers in order to continue serving as the predominant supplier.
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

Raw Materials, Suppliers and Pricing
     Our principal raw materials are copper, nickel, zinc, tin and silver. In 2005, we purchased approximately 272 million pounds of raw metal, approximately 95% of which was copper. We also purchased approximately 33 million pounds of finished product from a Chinese supplier in 2005, as discussed below under “Business – Buy/Resell Program”. We contract for our copper requirements through a variety of sources, including producers, merchants, brokers, dealers, industrial suppliers and scrap dealers. Although these raw materials can be obtained from multiple sources, and while historically we have not suffered any significant limitations on our ability to procure them, any delay or disruption in our suppliers’ ability to provide us with the necessary raw materials may significantly affect our business operations and have a negative effect on our operating results or financial condition.
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
     Generally, all products delivered to customers, with the exception of wholesale and rod and bar products, are priced in accordance with one of the following methods: (i) a metal charge based on the average market value of metal in the month prior to shipment to the customer and a fixed fabrication charge, (ii) a metal charge based on the market value of metal as of the date of product shipment to the customer and a fixed fabrication charge or (iii) we may quote a firm price to a customer, which covers both the cost of metal and fabrication charges. In the case of (i), the Company believes that this pricing policy, in conjunction with its inventory turns, provides a natural hedge against changes in the COMEX price of copper. In the case of (ii) and (iii), we work to minimize our exposure to metal price fluctuations through a variety of hedging strategies. When firm prices are quoted to customers, we generally, at the time the metal price for the customer is established, either price an equivalent amount of metal under open pricing arrangements with suppliers, or purchase forward contracts for the equivalent amount of metal. Wholesale and rod and bar products are priced with an “all in” market price, which includes both metal and fabrication charges. It is not our policy to attempt to profit from fluctuations in metal prices by taking speculative or risky commodity derivative positions.
     Beginning in April 2002, we began to enter into commodity forward contracts to sell copper in order to mitigate the impact that copper price decreases could have on the value of our inventory. See Notes 2 and 5 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies – Derivatives and Hedging Activities” and “Derivatives” for more information.
     In addition, in 2005, we used approximately 569,977 troy ounces of silver, primarily in our joining products business. We satisfy the majority of our silver requirements through our silver consignment facility with Bank of America, N.A. (BANA). Under this facility, BANA consigns certain amounts of silver to us upon request for a fee. Title to the consigned silver remains with BANA until the products containing the silver are shipped to our customers, at which time we are required to pay for the silver shipped, or replace that amount of silver in our inventory, at then-current market prices. The silver consignment facility allows us to maintain silver in our inventory without having to fund silver purchases until products are shipped to customers, as well as allowing us to shift the risk of prices changes related to silver from us to BANA, thereby eliminating the need to hedge this inventory. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financing Agreements – Liquidity Facilities – Silver Consignment and Forward Contracts Facility.”
Buy/Resell Program
     We have a buy/resell agreement with one of the largest China-based copper tube manufacturers to provide product to us to resell to our customers. Under this arrangement, we buy certain types of tubing products from this manufacturer, import these products into the U.S., and warehouse the products until they are required by our customers. As part of the agreement, we are the sole representative of the China-based copper tube manufacturer in the U.S. This agreement expires on November 20, 2008.
Research and Development
     Our research and development efforts are primarily conducted in our Technology Center located in Decatur, Alabama. In 2005, we began to establish a research and development function in China. In future years, we will utilize both research and development facilities for new product development, manufacturing process improvements and new product applications. While developing new products, we often work closely with certain major customers in order to develop specific new products for their applications. To compliment our research and development capabilities, we occasionally coordinate our efforts with those of universities, and governmental and private research organizations. Through our Technology Center, we support the engineering and testing of our custom-engineered processes, specialized products and product enhancements, and may make modifications to these based upon customer specifications.
     In 2002, we announced the introduction of a new, innovative Micro-Deformation Technology MDT™. This technology is being used to develop highly enhanced new heat transfer products for large chiller applications. In addition, this new technology has enabled us to develop products for non-tube applications, including electronic cooling, filtration, catalyst and others. We continue to participate in several industry, university and governmental research projects relating to more efficient heat transfer tubes for industrial, commercial and residential heating and cooling applications, as well as refrigeration, power generation, chemical and petrochemical industries.
     Research and development expense was $3.1 million in 2005, $3.5 million in 2004 and $2.9 million in 2003. With the reductions made in the overall corporate functions in the third quarter 2005, we would anticipate a reduction in research and development expense in 2006 relative to our 2005 expenditures. In addition to our Technology Center and China research group, we utilize our manufacturing facilities and technical personnel to assist in continually improving our manufacturing processes, as well as new product development as it relates to those manufacturing facilities.

Patents and Trademarks
     We own a number of trademarks and patents within the U.S. (and in other jurisdictions) on certain products and related manufacturing processes. We have also granted licenses with respect to some of these trademarks and patents. While we believe that our patents and trademarks provide a competitive advantage and have value, we do not consider the success of our business, as a whole, to be primarily dependent on these patents, patent rights or trademarks.
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
     We have established a reserve of approximately $0.9 million for undiscounted estimated environmental remediation costs at December 31, 2005. The total cost of environmental assessment and remediation depends on a variety of regulatory, technical and factual issues, some of which are not known or cannot be anticipated. While we believe that the reserve, under existing laws and regulations, is adequate to cover presently identified environmental remediation liabilities, there can be no assurance that such amount will be adequate to cover the ultimate costs of these liabilities, or the costs of environmental remediation liabilities that may be identified in the future.
     See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters.”
Employees
     As of December 31, 2005, we had a total of 3,087 employees. Approximately 18% of our employees are represented by unions comprised of a majority of the hourly employees at our Montreal, Quebec and Monterrey, Mexico facilities. Our 2005 operations and financial results were negatively affected by an organized work slow-down by hourly employees at the Montreal facility during the first quarter of 2005 and the effects of a subsequent strike during the second quarter of 2005. The strike was settled on May 25, 2005. The Montreal unionized employees are covered by a new collective bargaining agreement that expires on May 25, 2008. The Monterrey, Mexico employees are covered by a collective bargaining agreement that expired on January 31, 2006. We have negotiated a new collective bargaining agreement that was effective February 1, 2006 and expires on January 31, 2007. As a whole, we believe our relations with our employees are good.
Executive Officers of the Registrant
     The following table sets forth certain information with respect to each of our executive officers as of December 31, 2005:

Name	Age	Current Position with the Company
Johann R. Manning, Jr.	45	President and Chief Executive Officer
James E. Deason	58	Senior Vice President, Chief Financial Officer, and Secretary
Garry K. Johnson	50	Senior Vice President, Sales
Keith I. Weil	48	Senior Vice President, International and Strategic Development
Allan J. Williamson	58	Corporate Controller
     Johann R. Manning, Jr. has been President and Chief Executive Officer of our Company since December 2005. Prior to this, Mr. Manning had been President and Chief Operating Officer since February 2005. Other positions held by Mr. Manning include Senior Vice President, Fabricated Products and General Counsel of our Company from October 2001 until February 2005, Senior Vice President of Human Resources and General Counsel from May 2000 until October 2001 and Vice President of Human Resources and General Counsel from May 1998 until May 2000. Prior to joining our Company, Mr. Manning had served as Senior Counsel for Mercedes-Benz U.S. International, Inc., a vehicle manufacturer, since March 1998. Prior to joining Mercedes-Benz, Mr. Manning was employed for over eight years with Genuine Parts Company, a diversified wholesale distribution company, where he held various positions including Vice President of Human Resources and Corporate Counsel for its Motion Industries, Inc. subsidiary.
     James E. Deason has been Senior Vice President, Chief Financial Officer and Secretary of our Company since November 2005. Mr. Deason previously retired from Wolverine on March 31, 2005, and served as a consultant to our Company from his retirement in March 2005 until November 2005. Prior to his retirement, Mr. Deason had served as Executive Vice President, Chief Financial Officer and Secretary since September 1994. Mr. Deason had also been a director of the Company from October 1995 until his retirement in March 2005. Before initially joining our Company in 1994, Mr. Deason, a Certified Public Accountant, spent 19 years with Ernst & Young LLP and was a partner from 1988 until he joined our Company.
     Garry K. Johnson has been the Senior Vice President, Sales of our Company since 2002. He previously held the positions of Vice President, Sales from 1998 until 2002, Industrial Marketing Manager from 1990 until 1998, Field Sales Representative from 1981 until 1990 and Production Supervisor from 1979 until 1981. Mr. Johnson has been employed by our Company for twenty-seven years.

     Keith I. Weil has been the Senior Vice President, International and Strategic Development of our Company since February 2005. He has also held the position of Senior Vice President, Tubing Products, from December 1998 until February 2005. Prior to joining our Company, Mr. Weil had been a Global Business Executive and General Manager Consumer/Commercial for AMP Incorporated since 1996. Prior to 1996, Mr. Weil was employed by Philips Electronics NV for fourteen years in positions that included President of Graner Company (a division of Philips), General Manager of Philips Circuit Assemblies and Vice President of Marketing for Philips Broadband.
     Allan J. Williamson has been the Corporate Controller since February 2004. He previously held the positions of Group Controller – Tube Group and Wolverine Tube Europe from August 2003 until January 2004, and Group Controller – Fabricated Products Group from September 2002 when he joined the Company until July 2003. Prior to joining our Company, Mr. Williamson was Chief Financial Officer and Vice President of Business Planning of ADS Environmental Services from September 1995 through September 2002, and before that he was Vice President – Operations Controller from January 1995 through August 1995 for Continental Can Company and Vice President of Finance of General Marble from January 1993 to January 1995.
Item 1A. Risk Factors
     This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to current or historical fact, but address events or developments that we anticipate may occur in the future. Forward-looking statements include statements regarding our goals, beliefs, plans or current expectations, taking into account the information currently available to our management. When we use words such as “anticipate,” “intend,” “expect,” “believe,” “plan,” “may,” “should” or “would” or other words that convey uncertainty of future events or outcome, we are making forward-looking statements. Statements relating to future sales, earnings, operating performance, restructuring strategies, capital expenditures and sources and uses of cash, for example, are forward-looking statements.
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
Due to operating losses incurred over the last six quarters, we have drawn-down on our liquidity facilities in order to satisfy our working capital, debt service and other cash requirements. Peak working capital demands, historically high copper prices, and continued operating losses may require us to exhaust funds available under these facilities to meet our liquidity needs. If this should occur, we may not be able to secure additional or alternative financing to continue to fund our cash requirements.

     We have reported significant operating and restructuring losses over the last six quarters. Since our business has not generated sufficient cash flow from operations during this period to fund our working capital needs, pay interest on our outstanding borrowings and cover our capital expenditures and other cash requirements, we have drawn-down cash under our receivables sale facility and our secured revolving credit facility in order to fund these requirements. The amounts currently outstanding under these facilities, along with availability amounts set aside for outstanding standby letters of credit and other required reserves, have significantly reduced the liquidity available under these facilities to continue absorbing additional operating losses.
     Continued rising copper prices, recent operating and restructuring losses, as well as normal inventory builds and heightened seasonal working capital demands during the first quarter have made it necessary for us to continue to draw-down on our liquidity facilities to date in 2006. The performance of our business for the remainder of 2006 and beyond, and therefore our ability to generate cash flow from operations, is subject to general economic conditions and other financial and business factors, many of which (such as copper prices) are beyond our control. If we do not have sufficient amounts of cash available from operations and our existing liquidity facilities to continue to operate our business, make required payments on our outstanding debt, and fund our other liquidity needs, we will be required to secure additional or alternative financing in a timely manner. Due to our high level of indebtedness and the debt incurrence and other restrictions imposed by our existing debt and other financing arrangements, we may not be able to accomplish this on satisfactory terms, or at all. If such additional or alternative financing is unavailable, and if we are unable to obtain additional equity capital, sell assets, or otherwise restructure our debt and other financing arrangements in a timely manner, we could face a default and acceleration of our debt and other obligations, one result of which is bankruptcy or insolvency.
If we are not able to meet the conditions in our receivables sale facility, our secured revolving credit facility, or our silver consignment and forward contracts facility, the counterparties to these facilities may restrict our access thereunder.
     We view our receivables sale facility and secured revolving credit facility as sources of available liquidity. In addition, we view our silver consignment facility as a source of indirect liquidity because it allows us to reduce the amount of working capital necessary to fund our silver raw material requirements. The agreements governing these facilities contain various conditions, covenants (including financial covenants such as minimum EBITDA requirements) and representations with which we must comply in order to access available amounts under the facilities. Because we would not have been in compliance with the consolidated minimum EBITDA covenants in the relevant agreements in the first, second or third quarters of 2005, we amended these agreements to bring us into compliance with those requirements for the applicable periods. The amendments we entered into in September 2005 suspended the minimum consolidated EBITDA covenants in the relevant agreements until quarterly testing resumes in the second quarter of 2007.
     In the future, there can be no assurances that we will be able to waive or amend the terms of our liquidity facilities, including financial covenants, should we not meet any terms in the agreements. Our ability to comply with these requirements may be affected by events beyond our control. If we are not in compliance with the conditions, covenants and representations required for draw-downs under these facilities, and if we are unable to secure necessary waivers or other amendments from the counterparties, we will not have access to these facilities, which could significantly affect our ability to satisfy our working capital needs and other cash requirements.
If we are unable to comply with the covenants contained in the indentures for our outstanding senior notes and in our other liquidity agreements, we could face an acceleration of our debt and possibly bankruptcy.
     The indentures for our outstanding notes and the agreements governing our secured revolving credit facility, our receivables sale facility and our silver consignment and forward contracts facility contain a number of covenants that significantly restrict our ability to, among other things:
•	incur other indebtedness;

•	engage in transactions with affiliates;

•	create or incur liens to secure debt;

•	prepay or repurchase indebtedness;

•	make certain restricted payments;

•	enter into certain business combinations and asset sale transactions; and

•	make investments.
     These restrictions significantly limit our ability to undertake future financings, secure additional or alternative liquidity, make needed capital expenditures, dispose of certain assets, withstand a future downturn in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise.
     In addition, the agreements governing our secured revolving credit facility and our receivables sale facility contain certain financial covenants and requirements, and the agreement governing our silver consignment and forward contracts facility incorporates the credit facility covenants by reference. Changes in economic or business conditions, results of operations or other factors could make us unable to comply with covenants in effect at that time and cause us to default under any of these agreements. Because our liquidity agreements and our senior note indentures contain cross-default provisions, a default, if not waived by the relevant counterparties, could result in acceleration of our debt and other obligations under multiple agreements, creating an adverse effect on our capital and liquidity.
If we are unable to renew or replace our liquidity facilities as they expire or if we are unable to refinance or restructure our senior notes as they mature, one possible outcome may be bankruptcy or insolvency.
     Our secured revolving credit facility and our receivables sale facility expire in April 2008 and our silver consignment and forward contracts facility is terminable by the facility provider at any time. In addition, on August 1, 2008, we must repay or refinance $136.8 million in aggregate principal amount of our outstanding 7.375% Senior Notes, and on April 1, 2009, we must repay or refinance $99.4 million in aggregate principal amount of our outstanding 10.5% Senior Notes. While we have been able to access the commercial bank financing markets in the past due to our significant leverage, our financial condition and the debt incurrence limitation and other restrictions imposed by our senior note indentures and other financing agreements, we may not be able to renew or replace our liquidity facilities upon their expiration on terms at least as favorable as the existing facilities, if at all. Similarly, we may not be able to access the capital markets to refinance our senior notes upon their maturity on acceptable terms, if at all. If we are unable to access the capital and commercial bank credit markets, obtain additional equity capital, sell assets or otherwise restructure our financing facilities in a timely manner, one possible outcome may be bankruptcy or insolvency.
     In addition, our senior management has spent, and will continue to spend, significant time managing these liquidity and related planning issues, which diverts management’s attention from operational and other business concerns and could negatively affect our results of operations.
Significant debt levels may limit our future ability to obtain additional financing and to pursue business opportunities.
     As of December 31, 2005, our total debt was $235.2 million, which represented approximately 59% of our total capitalization. We are permitted under the agreements governing our liquidity facilities and the indentures governing our outstanding senior notes to incur additional debt under certain limited circumstances.
     There are several important consequences of having significant debt levels, including the following:
•	a substantial portion of any available cash from operating activities must be used to pay principal and interest on our debt and may not be available for other purposes, thereby reducing the availability of such available cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other purposes may be limited;

•	our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited;

•	adverse economic or industry conditions are more likely to have a negative effect on our business;

•	we may be at a competitive disadvantage to our competitors that have relatively less indebtedness;

•	our ability to make acquisitions, develop new technologies and products and take advantage of significant business opportunities may be negatively affected; and

•	the need to use available cash from operating activities to service and pay our debt and for operating expenses may limit or impair our future ability to pay dividends, if any, on our common stock.
Given our significant debt levels, if we and our subsidiaries are able to incur more debt, the risks described above could be further exacerbated.
     In certain circumstances, we and our subsidiaries may incur material amounts of additional indebtedness in the future. Although the agreements governing our liquidity facilities and indentures governing our outstanding notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial.
     The amended liquidity facilities we entered into on April 28, 2005 generally prohibit us from incurring additional indebtedness. There are limited exceptions to this restriction that would permit us to incur specific types of indebtedness. For example, we may be able to incur up to $2.5 million in purchase money indebtedness to finance the purchase of fixed assets. The liquidity facilities also contain a general exception to this restriction for the incurrence of up to $5.0 million in additional unsecured debt under certain conditions.
     With certain limited exceptions, the indentures governing our senior notes both restrict our ability to incur secured indebtedness for borrowed money in an aggregate amount greater than 10% of our consolidated net tangible assets (which was $36.6 million at December 31, 2005), unless we equally and ratably secure the senior notes. However, the indenture governing our 7.375% Senior Notes does not restrict us from incurring unsecured debt, and the indenture governing our 10.5% Senior Notes does not limit the additional unsecured indebtedness we may incur so long as we have met the required coverage ratio, which generally measures our ability to cover our ongoing debt service obligations with our operations, and no default has occurred or is continuing. These restrictions do not prevent us from incurring obligations that do not constitute indebtedness under the indentures. To the extent new debt is added to our and our subsidiaries’ currently anticipated debt levels, the substantial leverage risks described above would increase.
     Our business is dependent upon the availability and price of raw materials, particularly copper. Significant disruptions in the supply of raw materials or continued periods of historically high copper prices will materially adversely affect our operating results.
     Our profitability generally depends upon the margin between the cost to us of copper, other raw materials, and our fabrication costs associated with converting the metal compared to the selling price of our copper based products, and the overall supply of copper and other raw materials. In 2005, we purchased approximately 272 million pounds of raw metal, approximately 95% of which was copper. Average monthly copper prices in 2005 increased from a low of $1.45 per pound in January 2005 to a high of $2.17 per pound in December 2005. We believe this increase in copper prices is the result of several factors, including an imbalance between the current world supply and demand for copper, exacerbated by Asian demand, and financial speculation in the commodity market. We expect the price to continue to remain at historically high levels.
     It is our intention to base the selling prices of our products upon the associated raw materials costs to us at the time of sale of the finished product, the time of purchase of the raw material or as set by our purchases for forward delivery or hedging with futures and options contracts. However, we may not be able to pass all increases in copper costs and ancillary acquisition costs associated with taking possession of the metal through to our customers.
     Although we are currently able to obtain adequate supplies of copper, it is impossible to predict future availability. Continued growth in demand for copper in this country and abroad may result in copper shortages and increased price. The continued increase in the price of copper or the maintenance of the price at historically high rates, if not offset by sufficient product price increases, or the inability to obtain copper or other needed raw materials, would have a material adverse effect on our consolidated financial condition, results of operations and cash flows.
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
     The copper forward market is currently inverted, or in a “backwardation” market. In this scenario, the forward delivery price of copper is less than the current spot price of copper. The recent spreads between the current spot price and the forward price have increased to levels that have the potential to generate a cash and economic loss to us. If this situation continues, and we are unable to mitigate the backwardation impact, our financial results could be significantly impacted.
Costs for energy and other natural resources may adversely affect our profitability.
     Changes in prices for natural gas and for other sources of fuel, electricity and gasoline have negatively affected the costs associated with our manufacturing operations. Certain of our operations are dependent upon natural gas to produce tubing. We have purchased on a forward basis a portion of our natural gas requirements over the next three years. Decreases in natural gas future prices, as well as significant increases for other sources of fuel, electricity and gasoline, would further increase our operating costs and have a material negative effect on our gross profit. Although we try to pass along increased costs in the form of price increases to our customers, we may be unsuccessful in doing so for competitive reasons, and even when successful, the timing of such price increases may lag significantly behind our incurrence of higher costs.

Our customers operate in industries that are subject to cyclical and seasonal demand and that are affected by other global economic and regulatory conditions, which can adversely affect our sales volumes and profitability.
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
     Demand for our products, particularly our wholesale products, is cyclical and is significantly affected by changes in general economic conditions that affect our customers’ markets and that are beyond our control. These conditions include, among other things, the level of economic growth, employment levels, financing availability, interest rates, consumer confidence, housing demand and construction activity. Decreases in demand for our products resulting from these conditions can reduce the prices we receive for our products, our unit sales volumes and our gross profit.
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
     Additionally, new federal regulations effective January 2006 requiring a 30% improvement in efficiency standards of certain residential air conditioning units, as discussed in “Item 1 — Business – Energy Efficiency and Governmental Regulations,” have not resulted in the increase in demand for our products that we expected in 2005, and in the future may not increase demand for our products to the extent or in the time periods that we anticipate.
We face significant competition in many cases from competitors that have manufacturing and financial resources greater than ours.
     We face significant competition in each of our product lines. We have numerous competitors, some of which are larger than us and have greater financial resources. We may not be able to compete successfully, and the competition may have a negative effect on our business, operating results or financial condition by reducing volume of products sold and/or selling prices and accordingly, reducing revenues and profits and depleting capital. Minimal product differentiation among competitors in our wholesale and rod and bar product lines creates a pricing structure where customers differentiate between products almost exclusively on price. In these product areas, certain of our competitors have significantly larger market shares than us and tend to be the industry pricing leaders. If our competitors in these product lines were to significantly reduce prices, our unit sales and profit margins could be reduced. We currently face limited competition for certain of our higher value-added commercial products that have higher profit margins. If our existing competitors expand operations in these product categories or if new competitors enter these product lines, our sales of these higher margin products could fall and our profitability could be reduced or eliminated.
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
Increasing competition from Asian competitors who sell both within China and for export to other parts of the world may negatively impact our business and adversely affect our revenue and operating results.
     We face increased competition for the products we manufacture within China. Due to our relative market share for sales within China, we are subject to continuing competitive pricing pressures in this country. Further, as Asian competitors continue to increase their exports into the U.S. and other markets we serve world-wide, our ability to maintain price, market share and operating margins may be negatively impacted.
The loss of any of our major customers could adversely affect our revenues and financial health.
     In 2005 and 2004, our 10 largest customers accounted for approximately 46% and 44%, respectively, of our consolidated net sales. If we were to lose any of our relationships with these customers, our revenues, and results of operations and financial condition might suffer.
Risks associated with the operation of our manufacturing facilities may have a material adverse effect on our business.
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
     The occurrence of material operational problems, including but not limited to the above events, may have an adverse effect on the productivity and profitability of a particular manufacturing facility, or to us as a whole.

We may engage in divestitures that could have a negative impact on our operations and financial results and the availability under certain of our liquidity facilities.
     Although our senior note indentures and the agreements governing our liquidity facilities impose certain limitations on our ability to sell assets, we may seek waivers of these restrictions under such indentures and agreements to engage in certain divestitures or we may otherwise engage in certain permitted divestitures that could have a negative impact on our operations and financial results, and could, for example, decrease the assets included in our secured revolving credit facility borrowing base. A future divestiture of one or more of our plants or operations in the future may require a restructuring of operations and could divert management’s attention from other business concerns.
Currency fluctuations may place us at a competitive disadvantage and reduce our revenue.
     Our manufacturing costs, profit margins and competitive position may be affected by the strength of the currencies in countries where our products are manufactured relative to the strength of the currencies in the countries where our products are sold. We currently have significant manufacturing operations in Canada which supplies numerous U.S. customers. For the fiscal year ended December 31, 2005, our Canadian operations accounted for 22% of consolidated net sales. If the Canadian dollar strengthens materially against the U.S. dollar, our Canadian operations could be subject to increased competition from U.S. suppliers, which could reduce our revenue from operations and affect our results of operations and financial position.
Our international operations expose us to numerous risks that other companies that are not global may not face.
     We have significant manufacturing and/or sales operations in Canada, China, The Netherlands, Portugal and Mexico. In 2005, foreign operations represented 29% of our consolidated net sales. As with all companies that have sizeable operations and sales outside the U.S., we are subject to the risks inherent in conducting business across national boundaries, any one of which could adversely impact our business. In addition to currency fluctuations, these risks include:
•	economic downturns;

•	changes in or interpretations of local law, governmental policy or regulation, particularly in countries with developing legal systems such as China;

•	restrictions on the transfer of funds into or out of the country;

•	import and export duties and quotas and other trade barriers;

•	domestic and foreign customs and tariffs;

•	varying tax systems;

•	different regimes controlling the protection of our intellectual property;

•	political unrest;

•	military outbreaks;

•	government instability;

•	nationalization of foreign assets; and

•	government protectionism

     We intend to continue to evaluate opportunities to establish new manufacturing and sales operations outside the U. S. One or more of the foregoing factors could impair our current or future international operations and, as a result, harm our overall business.
We, and some of our major customers, have unionized employees and could be adversely affected by labor disputes.
     Some of our employees and some employees of our major customers are unionized. At December 31, 2005, approximately 18% of our employees were unionized. Our unionized employees are hourly workers located at both our Montreal, Quebec facility, where various copper and copper alloy tube products and substantially all of our rod and bar products are manufactured, and our Monterrey, Mexico facility, where technical copper and copper alloy tube and fabricated products are manufactured. Our operations and financial results in 2005 were negatively affected by an organized work slow-down and subsequent strike at our Montreal facility by hourly workers in the first and second quarters of 2005. The strike was settled on May 25, 2005. The new collective bargaining agreement with the union representing these employees expires May 25, 2008. The collective bargaining agreement with the employees at our Monterrey, Mexico facility expired on January 31, 2006. A new collective bargaining agreement became effective February 1, 2006 and expires on January 31, 2007. Further labor disputes by any of our employees, or our customers’ employees, could again have a significant negative effect on our financial results and operations.
If we are unable to attract and retain key personnel, our ability to operate effectively may be impaired.
     Our ability to operate our business and implement strategies depends, in part, on the efforts of our executive officers and other key employees. Our management philosophy of cost-control means that we operate with a limited number of corporate personnel, and our commitment to a less centralized organization also places greater emphasis on the strength of local management. In addition, we have experienced significant turnover of our executive officers and other key employees in the last several years. Our future success will depend on, among other factors, our ability to attract and retain other qualified personnel, particularly executive management. The loss of the services of any of our key employees or the failure to attract or retain other qualified personnel, domestically or abroad, could have a material adverse effect on our business or business prospects.
We could incur significant costs, including remediation costs, as a result of complying with environmental laws.
     Our facilities and operations are subject to extensive environmental laws and regulations imposed by federal, state, provincial and local authorities in the U.S., Canada, China, Portugal and Mexico relating to the protection of the environment and human health and safety, including those governing emissions to air, discharges to waterways and the generation, handling, storage, transportation, treatment and disposal of, and exposure to, hazardous materials. We could incur substantial costs, including cleanup costs, fines or sanctions, and third-party claims for property damage or personal injury, as a result of violations of or liabilities under environmental laws. We have incurred, and in the future may continue to incur, liability under environmental statutes and regulations with respect to the contamination detected at sites owned or operated by us

(including contamination caused by prior owners and operators of such sites, abutters or other persons) and the sites at which we disposed hazardous substances. We have established a reserve with respect to certain presently estimated environmental remediation costs. This reserve may not be adequate to cover the ultimate costs of these liabilities (or ones that may be identified in the future) and the discovery of additional contaminants or the imposition of additional cleanup obligations could result in significant costs. In addition, we expect that future regulations, and changes in the text or interpretation of existing regulations, may subject us to increasingly stringent standards. Compliance with such requirements may make it necessary, at costs which may be substantial, for us to retrofit existing facilities with additional pollution-control equipment, undertake new measures in connection with the storage, transportation, treatment and disposal of by-products and wastes or take other steps.
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
     We rely on network infrastructure and enterprise applications, and internal technology systems for our operational, marketing support and sales, and product development activities. The hardware and software systems related to such activities are subject to damage from earthquakes, floods, lightning, tornadoes, fire, power loss, telecommunication failures and other similar events. They are also subject to acts such as computer viruses, physical or electronic vandalism or other similar disruptions that could cause system interruptions and loss of critical data, and could prevent us from fulfilling our customers’ orders. We have developed disaster recovery plans and backup systems to reduce the potentially adverse effects of such events, but there are no assurances such plans and systems would be sufficient. Any event that causes failures or interruption in our hardware or software systems could result in disruption of our business operations, have a negative impact on our operating results, and damage our reputation.
Our stock price may be volatile.
     The market price of our common stock could be subject to significant fluctuations. Among the factors that could affect our stock price are:

•	quarterly variations in our operating results;

•	our ability to meet our liquidity needs;

•	changes in revenue or earnings estimates or publication of research reports by analysts;

•	failure to meet analysts’ or our own revenue or earnings estimates;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	the impact of the risks discussed herein and our ability to react effectively to those risks;

•	limited trading volume of our common stock;

•	a change in technology that may add to manufacturing costs;

•	actions by institutional stockholders;

•	general market conditions; and

•	domestic and international economic factors unrelated to our performance.
     The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.
Limited trading volume of our common stock may contribute to its price volatility.
     Our common stock is traded on the New York Stock Exchange. During the year ended December 31, 2005, the average daily trading volume of our common stock as reported by Bloomberg L.P. was approximately 65,000 shares. It is uncertain whether a more active trading market in our common stock will develop. Also, many investment banks no longer find it profitable to provide securities research on small-cap and mid-cap companies. If analysts were to discontinue coverage of our common stock, our trading volume may be further reduced. As a result, relatively small trades may have a significant impact on the market price of our common stock, which could increase the volatility and depress the price of such stock.
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
Provisions in our charter documents, Delaware law and in other agreements may delay or prevent an acquisition of Wolverine, which could decrease the value of our common stock.

     Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors. These provisions include a classified board of directors, removal of directors only for cause, and the inability of stockholders to act by written consent or to call special meetings. Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. Although we believe these provisions provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if the offer may be considered beneficial by some stockholders.
     In addition, under the indenture governing our 10.5% Senior Notes, in the event a change in control occurs, we may be required to repurchase all of our outstanding 10.5% Senior Notes at 101% of their original aggregate principal amount plus accrued interest. A change in control would also result in an event of default or amortization event under our liquidity facilities.
Item 1B. Unresolved Staff Comments
     The Company has no unresolved SEC comments.
Item 2. Properties
     We have a total of approximately 2.5 million square feet of manufacturing capacity at facilities located in the United States, Canada, Mexico, Portugal, and China. Our corporate headquarters is located in Huntsville, Alabama. We maintain various warehouse operations in the United States and Canada, as well as warehouse and office space in Apeldorn, The Netherlands. Listed below are our manufacturing facilities:

     Domestic Facilities

	Owned/	Property Size	Plant Size		Number of Employees
Location	Leased	(acres)	(square feet)	Year Opened	at Dec. 31, 2005	Description
Decatur, AL	Owned	165	620,000	1948	522	Produces many of our copper tube product lines. A significant portion of production in 2004 was industrial and technical tube as well as wholesale tube products. Decatur also produces smooth feedstock tube for the Ardmore, Carrollton and Altoona facilities. In 2005, technical tube production was relocated to Shawnee, OK and Monterrey, Mexico. This will allow for increased production of industrial and wholesale tube. The Decatur facility also houses a portion of our corporate staff.

Shawnee, OK	Owned	51	309,000	1974	513	Produces a majority of our copper tube product lines. A significant portion of production is industrial and technical tube. Shawnee also produces wholesale tube products. It produces feedstock tube for the Ardmore and Carrollton facilities, and fin blanks for Monterrey, Mexico. Shawnee is also capable of supplying tube to Altoona. In 2005, Shawnee increased production of technical tube, and decreased production of wholesale tube.

Jackson, TN(1)	Leased	35	112,000	1998	40	Produces welded copper enhanced surface industrial tube.

Altoona, PA (2)	Owned/ Leased	32	210,000	1956	221	A redraw facility that produces higher value added commercial products, primarily precision drawn and cut tubular products.

Carrollton, TX	Owned	9	165,000	1999	284	Designs, manufactures and provides outsource project management of tubular fabricated products and assemblies using various materials including copper, copper alloy, aluminum, steel and outsourced components. Fabrication capabilities range from a single operation to complex brazed assemblies.

Booneville, MS	Owned	30	152,000	1989	22	This facility, partially closed in December 2003, produces feedstock for our Carrollton, TX facility, redraw base tube for our Altoona, PA and Decatur, AL facilities and some customer redraw base tube.

Warwick, RI	Owned	3	70,000	1978	147	Produces brazing filler metals, fluxes and other specialty alloys.

Ardmore, TN	Owned	28	65,000	1974	84	A redraw facility that produces higher margin commercial products such as capillary tube and specialty fabricated components, as well as aluminum tubing.

(1)	We sold the Jackson, Tennessee facility in December 2005, but continue to operate the facility under a lease arrangement.

(2)	Leased a portion of the facility from an industrial development agency at a cost of $3,500 annually in perpetuity.
     We lease a 109,000 square foot warehouse in Tanner, Alabama to service the wholesale products market in the U.S. employing 21 people.

   International Facilities

	Owned/	Property Size	Plant Size		Number of Employees
Location	Leased	(acres)	(square feet)	Year Opened	at Dec. 31, 2005	Description
Montreal, Quebec	Owned	25	424,000	1942	339	Produces wholesale tube products, copper and copper alloy tube and copper and copper alloy rod and bar and extruded shapes.

London, Ontario	Owned	45	195,000	1958	249	Produces wholesale tube products and industrial tube. London also houses corporate offices for Wolverine Tube (Canada) Inc.

Shanghai, China (1)	Leased	3	60,000	1998	181	Produces technical copper and copper alloy tube from feedstock supplied by local copper tube manufacturers and also produces brazed assemblies.

Esposende, Portugal	Owned	3	33,000	2001	59	Produces technical copper and copper alloy tube from feedstock supplied by European copper and copper alloy tube manufacturers and brazed assemblies.

Monterrey, Mexico (2)	Leased	8	130,000	2004	238	Produces fabricated components and brazed assemblies from feedstock supplied by the Shawnee, OK and Decatur, AL facilities. Began producing technical copper and copper alloy tube from feedstock supplied by the Shawnee, OK and Montreal, Quebec facilities in 2005.

(1)	Lease expires on December 31, 2011.

(2)	Lease expires October 1, 2009.
     We lease a 45,000 square foot warehouse in London, Ontario to service the wholesale products market in Canada employing one employee. We also lease a facility in Apeldorn, The Netherlands, comprised of a 20,000 square foot warehouse and 4,000 square feet of office space. There were 10 employees at the Apeldorn facility at December 31, 2005.
     We believe that our facilities are adequate for our current and reasonably anticipated future needs.
Item 3. Legal Proceedings
     Our facilities and operations are subject to extensive environmental laws and regulations, and we are currently involved in various proceedings relating to environmental matters as described under “ Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters” and incorporated herein by reference. We are not involved in any legal proceedings that we believe could have a material adverse effect upon our business, operating results or financial condition.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our Common Stock is traded on the New York Stock Exchange under the symbol “WLV”. As of March 9, 2006, there were 15,058,903 shares of Common Stock outstanding, held by 247 stockholders of record.
     The following table sets forth, for the periods indicated, the range of high and low reported sale prices for our Common Stock on the New York Stock Exchange:

	2005		2004
Period	High	Low	High	Low

First Quarter	$13.34	$8.44	$10.05	$6.10
Second Quarter	8.85	5.31	12.79	8.06
Third Quarter	8.55	5.35	13.15	10.40
Fourth Quarter	7.75	4.38	13.09	9.30
     We did not declare or pay cash dividends on our Common Stock during the years ended December 31, 2005, 2004 or 2003. We do not currently plan to pay cash dividends on our Common Stock. In the foreseeable future, any future determination to pay cash dividends will depend on our results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors. We intend to retain earnings to support the growth of our business. In addition, the agreement governing our secured revolving credit facility generally prohibits the payment of cash dividends on our Common Stock and the agreement governing our silver consignment and forward contracts facility incorporates this prohibition by reference. The indenture governing our 10.5% Senior Notes limits our ability to pay cash dividends on the Common Stock unless certain financial and other tests are met.
     For many years, we have maintained a 401(k) plan through which employees may invest in our Common Stock and other investment choices. We have a registration statement on Form S-8 in effect that registered 50,000 shares for this 401(k) plan. Current investments in our Common Stock exceed the 50,000 shares registered. Effective May 1, 2006, participants in the 401(k) plan may not make any new or additional investments in our Common Stock, but continue to have other investment options. Because certain participants in the 401(k) plan purchased unregistered shares of our Common Stock, they may have the right to rescind their purchases or recover damages if they no longer own the shares, subject to the applicable one year statute of limitations under securities laws. Due to the limited number of participants holding the shares and the small number of unregistered shares sold, we do not believe that any potential liability would be material.
     The following table presents information with respect to repurchases of Common Stock made by the Company during the quarter ended December 31, 2005. All of the repurchased shares were surrendered to the Company by an employee for tax withholding purposes in conjunction with the vesting of restricted shares held by the employee under the Company’s 2003 Equity Incentive Plan.

			Total Number of	Approximate Dollar
	Total Number		Shares Purchased as	Value (in Millions)
	of Shares	Average Price Paid	Part of Publicly	that May Yet Be
	Purchased	Per Share	Announced Plans	Purchased Under the
Period	(1)	(2)	or Programs	Plans or Programs
10/03/05 -10/30/05	—	—	—	—
10/31/05 — 11/27/05	—	—	—	—
11/28/05 — 12/31/05	8,304	4.93	—	—

Total	8,304	4.93	—

(1)	Shares surrendered to the Company by an employee to satisfy individual tax withholding obligations upon vesting of previously issued shares of restricted Common Stock. Shares are not part of any Company repurchase plan.

(2)	Average price paid per share reflects the closing price of Wolverine Common Stock on the business day the shares were surrendered by the employee stockholder.
Item 6. Selected Financial Data
     The historical consolidated financial data presented below should be read in conjunction with the information set forth under “Item 7 – Management’s Discussion and Analysis of

Financial Condition and Results of Operations” and our Consolidated Financial Statements beginning on page F-1.
     The balance sheet data presented below as of December 31, 2005 and 2004 and the statement of operations data presented below for each of the years in the three-year period ended December 31, 2005, are derived from our audited Consolidated Financial Statements beginning on page F-1. The other balance sheet and statement of operations data presented below are derived from our previously audited Consolidated Financial Statements for the years ended December 31, 2003, 2002 and 2001, which are not presented herein.

	Year Ended December 31,
Statement of Operations Data:	2005	2004	2003	2002	2001

(In thousands, except per share amounts)
Net sales	$873,505	$797,875	$596,324	$550,523	$583,114
Cost of goods sold (a)	851,862	734,194	555,498	492,082	520,874

Gross profit	21,643	63,681	40,826	58,441	62,240
Selling, general and administrative expenses (b)	37,074	37,259	32,103	30,616	32,254
Restructuring and other charges (c)	1,416	2,536	15,057	—	1,546

Operating income/(loss) from continuing operations	(16,847)	23,886	(6,334)	27,825	28,440
Other expense/(income):
Interest expense, net	20,727	20,860	21,218	19,681	13,100
Loss/(gain) on extinguishment of debt	—	3,009	—	(1,349)	—
Amortization and other, net (d)	2,802	1,261	1,856	1,008	(447)
Goodwill impairment	—	—	23,153	—	—

Income/(loss) from continuing operations before income taxes	(40,376)	(1,244)	(52,561)	8,485	15,787
Income tax provision/(benefit) (e)	(1,760)	(1,888)	(13,577)	1,315	4,345

Income/(loss) from continuing operations (f)	(38,616)	644	(38,984)	7,170	11,442
Income/(loss) from discontinued operations, net of tax (g)	—	(262)	(1,637)	(1,610)	(31,240)

Net income/(loss) (h)	$(38,616)	$382	$(40,621)	$5,560	$(19,798)

Net income/(loss) applicable to common shares (i)	$(38,616)	$382	$(40,621)	$5,502	$(20,078)

Income/(loss) per common share-basic:
Continuing operations	$(2.57)	$0.05	$(3.18)	$0.58	$0.92
Discontinued operations, net of tax	—	(0.02)	(0.13)	(0.13)	(2.58)

Net income/(loss) per share	$(2.57)	$0.03	$(3.31)	$0.45	$(1.66)

Basic weighted average common shares	15,022	13,650	12,275	12,231	12,077

Income/(loss) per common share-diluted:
Continuing operations	$(2.57)	$0.05	$(3.18)	$0.58	$0.91
Discontinued operations, net of tax	—	(0.02)	(0.13)	(0.13)	(2.54)

Net income/(loss) per share	$(2.57)	$0.03	$(3.31)	$0.45	$(1.63)

Diluted weighted average common and common equivalent shares	15,022	13,992	12,275	12,362	12,307

	Year Ended December 31,
Other Data:	2005	2004	2003	2002	2001
(In thousands, except per pound amounts)
Pounds shipped	320,568	339,417	327,354	310,240	308,177
Depreciation and amortization	$17,049	$17,407	$19,009	$18,416	$18,679
Capital expenditures	10,009	11,302	5,969	7,747	27,612
Average monthly COMEX price of copper per pound (j)	1.68	1.29	0.81	0.72	0.73

	December 31,
Balance Sheet Data:	2005	2004	2003	2002	2001

(In thousands)
Total assets	$568,765	$587,458	$553,258	$550,720	$539,427
Total long-term debt	234,920	237,022	254,284	255,712	247,698
Redeemable cumulative preferred stock	—	—	—	—	2,000
Stockholders’ equity	163,302	209,502	179,351	200,635	201,412

(a)	In 2001, we incurred charges that are included in cost of goods sold of approximately $1.4 million, related to realized and anticipated reductions in demand for our product, and for the write-down of slow moving or obsolete inventory.

(b)	In 2005, the Company recorded charges to SG&A expense totaling $3.6 million related to the termination of its Supplemental Executive Retirement Plan, the freezing of its U.S. defined benefit and restoration benefit pension plans, and accelerated restricted stock vesting.

(c)	In 2005, 2004 and 2003, restructuring charges of $1.4 million ($0.9 million after tax), $2.5 million ($1.7 million after tax) and $15.1 million ($9.9 million after tax), respectively were incurred (see Note 23 of the Notes to Consolidated Financial Statements).

(d)	In December 2005, we entered into a sales arrangement for our Jackson, Tennessee facility. Included in the 2005 results is a $1.9 million loss associated with the write-down and sale of the property.

(e)	In 2005, we established a valuation allowance related to our U.S. deferred tax assets in the amount of $12.6 million.

(f)	Income from continuing operations for 2001, adjusted to exclude amortization of expense recognized related to goodwill, would have been $14.1 million.

(g)	The operating results of Wolverine Ratcliffs, Inc. include losses of $0.3 million, $1.6 million, $1.6 million and $7.3 million (in each case net of tax) for the years ended 2004, 2003, 2002 and 2001, respectively, and had been classified as discontinued operations. In addition, we recorded an estimated $23.9 million (net of tax) loss on the disposal of the Wolverine Ratcliffs operations in 2001 (see Note 3 of the Notes to Consolidated Financial Statements).

(h)	Net income/(loss) for 2001, adjusted to exclude amortization expense related to goodwill, would have been $(16.9) million.

(i)	Reflects the payment of preferred stock dividends and accretion of preferred stock redemption requirements.

(j)	Source: Metals Week.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of our consolidated operating results and financial condition for the three years ended December 31, 2005 should be read in conjunction with the Consolidated Financial Statements and related notes beginning on page F-1.
Overview
     Wolverine is a world-class quality manufacturer of copper and copper alloy tube, fabricated and metal joining products, and copper and copper alloy rod and bar products. Our focus is on custom-engineered, higher value-added tubular products, fabricated and metal joining products which enhance performance and energy efficiency in many applications, including commercial and residential heating, ventilation and air conditioning, refrigeration, home appliances, industrial equipment, power generation, petrochemicals and chemical processing. We believe that we have the broadest product offering of any North American manufacturer of copper and copper alloy tube, which allows the offering of packaged solutions and cross selling opportunities. Our principal product lines are commercial products, wholesale products and rod, bar and other products.
Executive Summary
     We incurred a loss in 2005 of approximately $38.6 million, or $2.57 per share. The loss includes after-tax restructuring and other charges totaling $17.2 million. These after-tax restructuring and other charges include a $12.6 million non-cash charge related to the establishment of a valuation allowance for the Company’s U.S. deferred tax assets, a $2.4 million charge related to the termination of the Company’s 2002 Supplemental Executive Retirement Plan, the freezing of its U.S. defined benefit pension plan and Supplemental Restoration Benefit Plan and acceleration of the vesting of certain restricted shares, $1.3 million for the write-down and sale of the Jackson, Tennessee facility, and restructuring charges of $0.9 million relating primarily to a workforce reduction and the sale of the Company’s corporate aircraft. The loss also includes a $0.5 million tax charge related to the repatriation of $10.2 million from China under the American Jobs Creation Act of 2004 on February 28, 2005.
     In 2005, our Company was impacted by weak wholesale product demand and pricing caused by record high and erratic copper prices, the effect of an organized work slowdown, subsequent strike and lingering post-strike effects at our Montreal, Quebec facility, along with weak demand for industrial tube. In addition, operations in 2005 were also negatively impacted by the increase in energy costs, the result of world-wide rising crude oil costs and U.S. natural disasters that impacted supply which affected both utility and freight costs. Erratic price movements in both the spot and forward markets for copper and natural gas negatively affected our hedge positions, and contributed to a $9.1 million pre-tax hedge and metal valuation negative impact on gross profit/(loss). The work slowdown, strike and subsequent slow recovery at our Montreal, Quebec facility negatively impacted results between $5.0 and $7.0 million pre-tax in 2005. Decreased production as a result of planned inventory reductions also impacted our profitability in a negative manner, as we were unable to absorb fixed costs. Additionally, currency translation losses reflecting the weaker U.S. dollar versus the Canadian dollar had a negative impact on profit.
     Beginning in mid-September, we began to see our incoming order rate for U.S. wholesale and commercial products increase, and we observed some price improvement being achieved in the U.S. wholesale market. Our Montreal facility still is not operating at pre-strike levels. Also, we did not see, as expected, a significant demand increase in 2005 for industrial tube as the result of production changeover to 13 SEER unitary air conditioning units. Rather, erratic customer demand for industrial tube resulted from cautious buying on the part of manufacturers’ and their desire to continue providing lower cost 10 SEER units. We believe demand for 10 SEER units reflects late season hot weather, inventory build of lower cost units and unexpected demand resulting from recent natural disasters.
     Due to continued increases in copper prices throughout 2005 and current payment terms with our major copper suppliers, we have had to invest additional dollars in working capital relative to inventory and accounts receivable with little offset in accounts payable. The increased working capital demands caused by this increase in copper prices has reduced our liquidity, and has caused us to regularly draw-down on our liquidity facilities.
     On February 28, 2005, the Company repatriated approximately $10.2 million in previously unremitted earnings from its Chinese subsidiary. These funds had historically been considered as unavailable for use in the U.S. due to significant tax payments that would be due upon repatriation. The repatriation of these funds was mostly used to reduce the Company’s domestic borrowings. The Company took a tax charge of approximately $0.5 million in 2005 associated with the repatriation.

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
Inventory
     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory costs include material, labor, and factory overhead. Our maintenance and operating supplies inventory is valued using an average cost method to determine cost. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements and compare these with our current inventory levels. Obsolete or unsaleable inventories are reflected at their estimated net realizable values.
Derivatives and Hedging Activities
     Our operations and cash flows are subject to fluctuations due to changes in commodity prices, foreign currency exchange rates and interest rates. We use derivative financial instruments to manage commodity prices, foreign currency exchange rates and interest rate exposures, though not for speculative purposes. Derivatives used are primarily commodity forward contracts, foreign currency forward contracts and interest rate swaps.
     We apply the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and by Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, (hereinafter collectively referred to as SFAS 133), for most of our derivatives. Some of our derivatives are designated as either a hedge of a recognized asset or liability or an unrecognized firm commitment (fair value hedge), or a hedge of a forecasted transaction (cash flow hedge). For fair value hedges, both the effective and ineffective portion of the changes in the fair value of the derivative, along with any gain or loss on the hedged item that is attributable to the hedged risk, are recorded directly to operations. The effective portion of changes in fair value of derivatives that are designated as cash flow hedges are recorded in accumulated other comprehensive income/(loss), until the hedged item is realized, when the gain/(loss) previously included in accumulated other comprehensive income/(loss) is recognized in operations. Our foreign currency hedges are accounted for under Statement of Financial Accounting Standards No. 52 (SFAS 52), Foreign Currency Translation.
Long-lived Assets
     The values assigned to long-lived assets such as property, plant and equipment, assets held for sale and goodwill are reviewed as appropriate. We estimate the depreciable lives of property, plant and equipment, and review the assets for impairment if events, or changes in circumstances, indicate that we may not recover the carrying amount of an asset.
     Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets, addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 presumes that goodwill has an indefinite useful life and thus should not be amortized, but rather tested at least annually for impairment using a lower of cost or fair value approach. During 2005, we conducted the required annual goodwill impairment review, and based upon the results of this review, determined that there is no impairment of goodwill for 2005. We also conducted the required annual goodwill impairment review in 2004, and based upon the results of that review, determined that there is no impairment of goodwill for 2004. In evaluating goodwill, we make certain assumptions regarding estimated growth rates, profit projections, rates of interest and other estimates. If we fail to achieve estimated growth rates and/or profit projections, if interest rates increase, or if other estimates or assumptions change in the future, we may record additional impairment charges for goodwill in the future.
Income Taxes
     For financial reporting purposes, we determine our current and deferred tax liabilities in accordance with the liability method of accounting for income taxes as specified in Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. Under SFAS 109, deferred tax liabilities and assets are recorded for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. Property, plant and equipment, inventories, prepaid pension, postretirement benefit obligations, and certain other accrued liabilities are the primary sources of these temporary differences. Deferred income tax also includes operating loss and tax credit carryforwards. The Company establishes valuation allowances to reduce deferred tax assets to amounts it believes are more than likely than not to be realized. These valuation allowances are adjusted based upon changing facts and circumstances.
Pension and Postretirement Benefit Costs
     Net pension and postretirement costs were $13.7 million, $7.7 million and $8.1 million, respectively, for the years ended December 31, 2005, 2004 and 2003. Net pension and postretirement costs for 2005 include $3.4 million to recognize the effects of the termination of the 2002 Supplemental Executive Retirement Plan in December 2005, and the freezing of the Company’s U.S. defined benefit pension plan and Supplemental Benefit Restoration Plan, effective February 28, 2006. Total estimated pension and postretirement expense in 2006 is expected to be approximately $3.2 million. These expenses are primarily included in cost of goods sold, and in selling, general and administrative expenses. Lesser amounts are included in restructuring charges and discontinued operations. In 2005 and 2004, we did not make a contribution to our U.S. defined benefit pension plan. In 2005, 2004 and 2003, we made contributions of $1.1 million, $1.1 million and $0.6 million, respectively, to our Canadian defined benefit pension plans. In 2003, we also transferred $4.3 million to a rabbi trust to partially fund the vested benefit obligations to certain executives under our nonqualified Supplemental Executive Retirement Plan.
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
     We determine our actuarial assumptions for the U.S. and Canadian pension and post retirement plans, after consultation with our actuaries, on December 31 of each year to calculate liability information as of that date and pension and postretirement expense for the following year. The discount rate assumption is determined based on Moody’s Aa corporate bonds using the average for the month of December.
     The expected long-term rate of return on plan assets of the various plans reflects projected returns for the investment mix of the various pension plans that have been determined to meet each plan’s investment objectives. The expected long-term rate of return on plan assets is selected by taking into account the expected weighted averages of the investments of the assets, the fact that the plan assets are actively managed to mitigate downside risks, the historical performance of the market in general and the historical performance of the retirement plan assets over the past ten years.
     Estimates and assumptions concerning our pension and postretirement obligations and related periodic costs can be found in Notes 13 and 14 of the Notes to Consolidated Financial Statements.
EITF 00-10
     Prior to 2005, the Company did not apply the provisions of the Emerging Issues Task Force (EITF) Consensus 00-10 as freight amounts billed to customers were not material to the financial statements as a whole. Beginning on January 1, 2005, because the Company now believes that, due to rising fuel and other transportation costs, freight costs billed to customers may become material, the Company began classifying freight billed to customers as revenue instead of as a reduction to cost of goods sold in accordance with EITF 00-10. The impact of the reclassification for the year ended December 31, 2005 was $0.5 million. Prior year results have not been restated as amounts were not material.
Acceleration of Option Vesting
     On October 18, 2005, the Company accelerated the vesting of all out-of-the-money, unvested, non-qualified stock options held by officers and employees, including options held by each Named Executive Officer on that date. All options priced above $7.42, the closing market price of the Company’s common stock on October 18, 2005, were considered to be out-of-the-money. The acceleration was effective as of October 18, 2005. The options were granted under the Company’s 2003 Equity Incentive Plan. No options held by non-employee directors were subject to the acceleration.
     The Company accelerated the vesting of the options in anticipation of the impact of SFAS 123R. The primary purpose of the accelerated vesting was to avoid recognizing compensation expense associated with these options upon adoption by the Company of SFAS 123R. Without the acceleration, the Company estimates that pre-tax charges under SFAS 123R relating to these options would have been $0.9 million, of which $0.7 million and $0.2 million would have been recognized in fiscal 2006 and 2007, respectively. Additionally, because these options had exercise prices in excess of then current market values and were not fully achieving their original objectives of incentive compensation and employee retention, the Company believed that the acceleration would have a positive effect on employee morale and retention.
Components of Cost of Goods Sold
     The cost of raw materials, principally copper, is a substantial portion of our cost of goods sold. The rise and fall of copper prices and other metal affects the levels of our net sales, costs of goods sold and the carrying value of inventory, even in the absence of increases or decreases in business activity. We enter into commodity forward contracts to sell copper in an effort to protect a portion of the value of our inventory against decreases in copper prices. The remainder of our inventory is purchased, processed and sold approximately one month later, at the average COMEX price. The Company believes this to be an effective hedge of its inventory sold under this methodology. Thus, while these hedges are in place, and if copper prices continue to increase, our gross margin may be affected.
Variability of Wholesale Product Gross Profit
     Gross profit attributable to sales of our wholesale products has fluctuated and may continue to fluctuate substantially from period to period. Gross profit/(loss) from sales of these products was $0.7 million in 2005, $5.9 million in 2004 and $(0.3) million in 2003. Gross profit derived from the sale of wholesale products is mainly affected by changes in selling prices and the cost of metal. Selling prices for these products are affected principally by general economic conditions, especially the rate of housing starts, general commercial building activity, industry competition and manufacturing capacity, industry production levels and other market factors. All of these factors are beyond our control. Wholesale products are also the only significant product group for which we are not able to pass metal price changes directly to our customers.
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
     In 2005, due to the uncertainty of demand resulting from the anticipated conversion from 10 SEER unitary air conditioning units to 13 SEER units in the first half of 2005, we experienced sales increases to the residential air conditioning market which were greater in the second half of 2005, particularly in the fourth quarter. Beginning January 23, 2006, all residential air conditioner units being manufactured in the U.S. must meet the 13 SEER standard. Our customers estimate that the 13 SEER units will initially require an estimated 25% — 35% more copper tubing.

Results of Continuing Operations
Year-Ended December 31, 2005, Compared with Year-Ended December 31, 2004
     Total pounds shipped in 2005 were 320.6 million, versus 339.4 million pounds shipped in 2004, a decrease of 18.8 million pounds or 5.5%. The decrease in pounds shipped by business segment was as follows:

	For the Year Ended December 31,
(In thousands, except for percentages)	2005	2004	Decrease	% Decrease

Commercial products	213,962	225,996	12,034	5.3%
Wholesale products	88,455	89,078	623	0.7%
Rod, bar and other products	18,151	24,343	6,192	25.4%

Total	320,568	339,417	18,849	5.5%

     The decrease in pounds shipped in the commercial products segment was due primarily to demand weakness in industrial tube reflecting the continued uncertainty by customers surrounding the transition to production of 13 SEER air conditioning units, particularly in the first nine months of 2005. Wholesale shipments for 2005 decreased slightly from 2004 levels. Shipments of wholesale products throughout the first half of 2005 were negatively affected by the continued high and erratic price of copper. Shipments of wholesale products began to increase late in the third quarter reflecting the rebuilding of inventory levels by wholesalers and distributors in order to service increased demand caused by rebuilding following several major hurricanes. This increase in demand for wholesale products continued throughout the fourth quarter. The decrease in pounds shipped in the rod, bar and other products segment is mainly the result of the organized work slowdown by unionized employees at our Montreal, Quebec facility during the first quarter of 2005, the effects of the subsequent strike during the second quarter, and the longer than anticipated post-strike effects incurred at this facility during the second half of 2005, which have not yet returned to pre-work slowdown levels.
     Net sales increased by $75.6 million, or 9.5%, to $873.5 million for the year ended December 31, 2005 from $797.9 million for the year ended December 31, 2004. The increase/(decrease) in net sales by business segment was as follows:

	For the Year Ended December 31,
				%
			$ Increase/	Increase/
(In thousands, except for percentages)	2005	2004	(Decrease)	(Decrease)

Commercial products	$619,159	$570,666	$48,493	8.5%
Wholesale products	195,325	165,215	30,110	18.2%
Rod, bar and other products	59,021	61,994	(2,973)	(4.8)%

Total	$873,505	$797,875	$75,630	9.5%

     Overall, the increase in revenue is the result of the rise in the average COMEX price of copper increasing to $1.68 per pound in 2005 from $1.29 per pound in 2004. Average unit fabrication revenues (sales less cost of metal) decreased two cents per pound to $1.03 per pound in 2005, versus $1.05 per pound in 2004, primarily reflecting price erosion in our wholesale products segment and the impact of our Chinese buy/resell program implemented in 2005, partly offset by increases in fabrication revenues from fabricated and joining products.

     Commercial product sales increased $0.36 per pound, to $2.89 per pound in 2005 versus $2.53 per pound in 2004, a 14.2% increase. The majority of the improvement is due to the sharp rise in copper prices year over year partly offset by lower volumes. Fabrication revenue per pound for the commercial product segment decreased 1% in 2005 to $1.24 per pound, from $1.25 per pound in 2004. Wholesale product sales increased $0.35 per pound, to $2.21 per pound in 2005 versus $1.86 in 2004, an 18.8% increase. This increase in price reflects the rising COMEX price of copper on flat volume, partly offset by lower fabrication revenue. Fabrication revenue per pound for the wholesale products segment decreased 8.6% in 2005 to $0.53 per pound, from $0.58 per pound in 2004. Rod, bar and other product sales decreased to $59.0 million, or 4.8% from 2004, primarily reflecting reduced volumes related to our Montreal labor issues, offset by the increase in copper prices. On a per unit basis, net sales for rod and bar products increased 23.2% in 2005 over 2004 to $2.18 per pound, reflecting the increase in copper prices. Fabrication revenue increased to $0.96 per pound in 2005 from $0.87 per pound in 2004, a 10.3% increase principally due to price increases from the exit of a competitor in this product segment.
     Gross profit decreased $42.0 million, or 66.0%, to $21.6 million in 2005 from $63.7 million in 2004. Gross profit decreased as average fabrication revenues decreased 2% in 2005 to $1.03 per pound from $1.05 per pound in 2004 as discussed above, while the per pound cost to manufacture increased approximately 8% in 2005 to $0.93 per pound from $0.86 per pound in 2004. Gross profit as a whole decreased to $0.07 per pound in 2005 from $0.19 per pound in 2004. The decrease in gross profit by business segment was as follows:

	For the Year Ended December 31,
(In thousands, except for percentages)	2005	2004	$ Decrease	% Decrease

Commercial products	$19,422	$52,918	$33,496	63.3%
Wholesale products	650	5,924	5,274	89.0%
Rod, bar and other products	1,571	4,839	3,268	67.5%

Total	$21,643	$63,681	$42,038	66.0%

     The decrease in gross profit is mainly attributable to reduced production volumes resulting in the under-absorption of fixed costs during 2005 given the fixed cost nature of our business. In addition, gross margins were impacted by $9.1 million in pre-tax hedge and metal valuation expenses (including backwardation losses and increased premiums over COMEX) versus $2.3 million in 2004. Significant increases in energy costs, including natural gas, also had a negative effect on gross profit, combined with weak pricing in the wholesale product segment. The strike at our Montreal, Quebec facility, along with the impact of the pre and post strike effects, and the year over year translation impact of the Canadian dollar versus the U.S. dollar also negatively affected gross profit in 2005. For 2005, the percentage of sales made by our Canadian facilities denominated in U.S. dollars was approximately 48% versus 51% in 2004.
     Unit manufacturing costs for 2005 were $0.93 per pound, which includes the under-absorption of overhead on lower production volumes, compounded by the Montreal strike, and its pre and post strike effects and the increase in natural gas prices. This 2005 unit manufacturing cost also includes a negative 0.01 cent per pound translation impact on manufacturing costs due to the year-over-year strength of the Canadian dollar versus the U.S. dollar, and a $0.02 per pound year over year impact due to metal valuation expenses. Manufacturing cost per pound in 2004 was $0.86.

     Gross profit for the commercial products segment declined in 2005 due to $0.11 per pound increase in manufacturing costs, which includes a year over year $0.04 cents per pound impact due to metal valuation expenses. This is our largest segment, and therefore it was allocated the majority of costs associated with the losses on the Company’s metal and natural gas hedging programs. The increase in costs for the commercial products segments were mostly the result of reduced production volumes caused by the planned inventory reductions resulting in the under-absorption of fixed costs, a portion of the costs related to the Montreal facility strike and its pre and post strike effects, lower margins associated with our buy/resell program, and a mix shift in our technical and industrial tube products.
     Gross profit for wholesale products decreased due principally to a decline in fabrication revenue. Fabrication revenue decreased 8.6% from $0.58 per pound in 2004 to $0.53 per pound in 2005. Gross profit declined in 2005 principally due to weak pricing throughout the first half of the year. The average cost to manufacture per pound for wholesale products was flat at $0.51 per pound in both 2005 and 2004.
     Gross profit for rod, bar and other products declined due to reduced volumes as a result of the Montreal strike, and the pre and post strike effects, as well as cost increases out pacing fabrication revenue gains. Fabrication revenue for 2005 increased 10.3% to $0.96 per pound versus $0.87 per pound in 2004. Average cost to manufacture per pound for rod and bar products in 2005 was $0.76 per pound versus $0.67 cents per pound in 2004, a 13.4% increase.
     Selling, general and administrative (SG&A) expenses were $37.1 million for 2005 versus $37.3 million for 2004, a decrease of $0.2 million, or 0.5%. The decrease in SG&A expense for 2005 as compared to 2004 is mostly the result of a decrease in compensation expense related to reduced incentive accruals in 2005 and benefits achieved from reductions related to the September 2005 workforce reduction. These gains were mostly offset by increased pension curtailment expenses and accelerated vesting of certain restricted shares of $3.6 million.
     The Company incurred restructuring expenses in 2005 of $1.4 million, as compared to $2.5 million in 2004. The restructuring expenses incurred in 2005 were for severance and benefit charges related to a reduction in workforce at the Company’s corporate headquarters’ and for the elimination of certain support functions in its U.S. manufacturing operations, expenses and a valuation write-down associated with the sale of our corporate aircraft, and credits associated with the Booneville, MS facility closure. See Note 23 of the Notes to the Consolidated Financial Statements for more information.
     The operating loss from continuing operations was $16.8 million for the year ended December 31, 2005, as compared to an operating income from continuing operations of $23.9 million for the year ended December 31, 2004.
     Net interest expense decreased $0.2 million to $20.7 million in 2005 from $20.9 million in 2004 as a result of interest expense reductions from the repurchase of $18.6 million of our 10.5% Senior Notes in the second and third quarters of 2004 and increased interest income. This was offset in 2005 by increased interest expense and fees due to a greater utilization of our liquidity facilities in 2005 versus 2004, along with the impact of higher interest rates on our liquidity facilities, and the impact of increased interest rates on our interest rate swap valuation (see Note 12 of the Notes to the Consolidated Financial Statements).

     In 2004, the Company incurred charges of $3.0 million ($2.0 million net of tax), associated with a loss on the extinguishment of debt, related to the repurchase of $18.6 million of our 10.5% Senior Notes. Amortization and other, net was $2.8 million of expense in 2005, as compared to $1.3 million of expense in 2004 primarily due to the loss in the 4th quarter of 2005 on the sale of the Jackson, Tennessee facility. Amortization and other, net in 2005 also included $0.5 million of foreign currency gains.
     A net tax benefit of $1.8 million was recorded in 2005 as compared to a net tax benefit of $1.9 million in 2004. The effective tax benefit rate in 2005 was 4.4%. The 2005 effective tax benefit rate was reduced by a $12.6 million non-cash charge recorded to establish a valuation allowance for its U.S. deferred tax assets. A $1.9 million tax benefit was recorded in 2004 on pretax losses from continuing operations of $1.2 million. The high effective tax benefit rate recorded in 2004 reflects federal tax benefits generated in the United States, where tax rates are generally higher than in our foreign jurisdictions and where we had significant pre-tax losses. The higher effective rate on adjusted pre-tax losses also reflects lower foreign tax rates and tax holidays applicable to our profitable operations in China, Portugal and Canada.
     The consolidated loss from continuing operations in 2005 was $38.6 million, or $2.57 per diluted share, compared to income from continuing operations of $0.6 million, or $0.05 per diluted share, in 2004.
Year-Ended December 31, 2004, Compared with Year-Ended December 31, 2003
     Total pounds shipped in 2004 were 339.4 million, versus 327.3 million pounds shipped during 2003, an increase of 12.1 million pounds or 3.7%. The increase/(decrease) in pounds shipped by business segment was as follows:

	For the Year Ended December 31,
				%
			Increase/	Increase/
(In thousands, except for percentages)	2004	2003	(Decrease)	(Decrease)

Commercial products	225,996	217,499	8,497	3.9%
Wholesale products	89,078	90,005	(927)	(1.0)%
Rod, bar and other products	24,343	19,850	4,493	22.6%

Total	339,417	327,354	12,063	3.7%

     The increase in shipments of commercial products was primarily due to improvements in the heating, ventilation and air conditioning (HVAC) and consumer appliance markets, continued improvement in commercial construction and the continuation of favorable outsourcing trends by customers to our fabricated products facilities. Wholesale shipments decreased reflecting slower demand due to the hurricanes that impacted Florida in the third quarter of 2004, and cautious purchasing by distributors and wholesalers due to erratic and rising copper prices. Rod and bar products shipments increased due to market share gains.
     Net sales increased by $201.6 million, or 33.8%, to $797.9 million for the year ended December 31, 2004 from $596.3 million for the year ended December 31, 2003. The increase in net sales by business segment was as follows:

	For the Year Ended December 31,
(In thousands, except for percentages)	2004	2003	$ Increase	% Increase

Commercial products	$570,666	$442,471	$128,195	29.0%
Wholesale products	165,215	115,112	50,103	43.5%
Rod, bar and other products	61,994	38,741	23,253	60.0%

Total	$797,875	$596,324	$201,551	33.8%

     Overall, the increase in revenue is due to a combination of three factors: A 59% rise in year over year average copper prices, a 7.2% improvement in selling prices (excluding copper), and a 3.7% rise in volume. For the 2004 year, the average monthly COMEX copper price was $1.29 per pound, as compared to $0.81 per pound in 2003. The 7.2% improvement in selling prices reflected a richer mix of products sold, as well as improved pricing.
     Gross profit increased $22.9 million, or 56.0%, to $63.7 million in 2004 from $40.8 million in 2003. The increase in gross profit is mainly attributable to improved selling prices, the increase in sales volumes, a richer mix of products sold, the elimination of overhead from our Booneville, MS facility, tight cost controls associated with volume efficiencies and cost reduction programs, all partly offset by the impact of the strengthening Canadian dollar on manufacturing costs. Average sales revenue per pound (excluding metal) increased 7.2%, to $1.05 per pound in 2004 from $0.98 per pound in 2003, while the per pound cost to manufacture increased 1% overall in 2004 to $0.86 per pound from $0.85 per pound in 2003. Gross profit as a whole increased to $0.19 per pound in 2004 from $0.13 per pound in 2003. The increase in gross profit by business segment was as follows:

	For the Year Ended December 31,
(In thousands, except for percentages)	2004	2003	$ Increase	% Increase

Commercial products	$52,918	$38,997	$13,921	35.7%
Wholesale products	5,924	(271)	6,195	NM *
Rod, bar and other products	4,839	2,100	2,739	130.4%

Total	$63,681	$40,826	$22,855	56.0%

*	Not Meaningful (NM)
     The improvement in gross profit for commercial products is due to a combination of price increases and product mix, and increases due to increased volumes. Manufacturing costs decreased due to increased operational efficiencies and cost reduction programs. Average sales revenue per pound in 2004 for commercial products (excluding metal) rose 4.2% to $1.25 per pound from $1.20 per pound in 2003. Average cost to manufacture per pound decreased 1% to $1.01 per pound in 2004 versus $1.02 in 2003.
     Gross profit for wholesale products increased primarily due to increases in selling prices, partly offset by metal valuation and the impact of the strengthening Canadian dollar on manufacturing costs. Average sales revenue per pound in 2004 for wholesale products (excluding metal) increased 23.4%, to $0.58 per pound in 2004 from $0.47 per pound in 2003. Average cost to manufacture per pound increased 6.3% or $0.04 per pound, from $0.47 in 2003 to $0.51 in 2004.
     Gross profit for rod, bar and other products benefited from increased volumes, improved selling prices, partly reduced by increased manufacturing costs related to metal valuation and the impact of the strengthening Canadian dollar on manufacturing costs. Average sales revenue per pound in 2004 (excluding metal) increased 11.5% to $0.87 per pound in 2004 versus $0.78 in 2003. Average cost to manufacture per pound was basically flat at $0.67 per pound in both 2004 and 2003.
     Selling, general and administrative (SG&A) expenses were $37.3 million for 2004 versus $32.1 million for 2003, an increase of $5.2 million, or 16.2%. The increase in SG&A expense for 2004 as compared to 2003 is mostly the result of increased employee costs, including increased incentive compensation, increased employee benefit costs, and higher recruiting and relocation costs. In addition, SG&A costs were also impacted in 2004 by increased professional fees, including fees associated in complying with the internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as well as other professional fees.
     The Company incurred restructuring expenses in 2004 of $2.5 million, as compared to $15.1 million in 2003. The restructuring expenses incurred in 2004 were mostly for severance and benefit curtailment charges related to the transfer of equipment from our Decatur, Alabama facility to our Shawnee, Oklahoma and Monterrey, Mexico facilities, expenses related to the ramp-down of the Booneville, Mississippi facility, and for the sale of our previously closed Roxboro, North Carolina facility. See Note 23 of the Notes to the Consolidated Financial Statements for more information.
     Operating income from continuing operations was $23.9 million for the year ended December 31, 2004, as compared to an operating loss of $(6.3) million for the year ended December 31, 2003.
     Net interest expense decreased $0.3 million to $20.9 million in 2004 from $21.2 million in 2003 due to lower interest costs related to the $18.6 million reduction in outstanding bonds, an increase in interest expense related to increased average borrowings under the secured revolving credit facility, an increase in interest expense related to rising short term interest rates, offset by a reduction in interest expense due to increased capitalized interest and an increase in interest income (see Note 12 of the Notes to the Consolidated Financial Statements).
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
Restructuring and Other Charges
     In 2005, we recognized restructuring charges of $1.4 million ($0.9 million net of tax), of which $1.3 million was for severance and benefit charges related to a reduction in workforce at the Company’s corporate headquarters and for the elimination of certain support functions in its U.S. and Canadian manufacturing operations, $0.6 million charge related to the sale of the Company’s corporate aircraft, a $0.4 million credit associated with the Booneville, MS facility closure and a $0.1 million credit related to our previously closed Roxboro, NC facility. At December 31, 2005, reserves for restructuring charges totaled $0.8 million, all of which was for the September 2005 workforce reduction. Restructuring reserves outstanding at December 31, 2004 were $0.4 million for the Booneville, MS closure and $0.2 million for severance at Decatur, AL.
     Restructuring expenses/(credits) for the twelve-month periods ended December 31, 2005 and 2004 are as follows:

	For the year ended
	December 31,
(In thousands)	2005	2004

Roxboro, NC closing	$(75)	$1,413
Booneville, MS closing	(420)	623
Employee severance	1,297	500
Sale of Company aircraft	614	—

Totals	$1,416	$2,536

Liquidity and Capital Resources
     The following table set forth selected information concerning our financial condition:

	December 31,	December 31,
	2005	2004
(In thousands)

Cash and cash equivalents	$27,329	$35,017
Working capital	$181,427	$201,965
Total debt	$235,168	$238,241
Current ratio	2.70	3.16

Overview and Outlook
     Over the last six quarters, we have reported significant operating and restructuring losses. Because our business has not generated sufficient unrestricted cash flow from operations to satisfy our working capital needs, interest payment obligations, capital expenditures and other cash requirements during 2005, we drew down amounts under our receivables sale facility and our secured revolving credit facility in order to fund these requirements. In addition, our normal working capital requirements typically increase during the first and second quarters of our fiscal year. Continued rising copper prices, recent operating and restructuring losses, as well as normal inventory builds during the first quarter have made it necessary for us to continue to draw-down on our liquidity facilities to date in 2006. On February 1, 2006, Standard and Poor’s Ratings Services (S&P) lowered its rating on our outstanding debt to CCC from CCC+, with an outlook of negative. S&P’s expectation is that higher copper prices and operating losses will result in a continued drain of our liquidity position.
     Working with our commercial banks, on February 22, 2006, we completed amendments to our secured revolving credit facility and our receivables sale facility which, by adjusting certain eligibility and reserve calculations under the existing commitments, increased the current availability under those facilities by an aggregate of up to $11.0 million compared to the available amounts at December 31, 2005. As of February 26, 2006, our utilization of the receivables sale facility was approximately $39.2 million, leaving approximately $5.8 million in additional availability. Under our secured revolving credit facility, $12.8 million in letters of credit and no revolving loans were outstanding, leaving approximately $18.4 million in additional borrowing availability as of that date. We believe that the availability under these amended facilities, combined with the unrestricted cash on hand in North America, should provide the liquidity required during our peak use of working capital in the first half of 2006.
     We are currently evaluating available means to obtain additional near-term liquidity, such as a transaction to monetize our Canadian accounts receivable, should we deem it prudent for reasons such as continued increases in metal prices. Because of significant debt incurrence restrictions and other limitations contained in our senior note indentures and financing agreements (primarily the indenture covenants that generally restrict our ability to incur secured indebtedness for borrowed money in an aggregate amount greater than 10% of our consolidated net tangible assets (which was $36.6 million at December 31, 2005), unless we equally and ratably secure the senior notes), along with our already significant leverage and our current financial condition and credit ratings, we may not be able to obtain significant additional incremental liquidity through our existing secured revolving credit facility or through a new secured or unsecured lending arrangement. We are also evaluating refinancing or restructuring alternatives in anticipation of the upcoming maturities of our secured revolving credit facility and receivables sale facility in 2008, and senior note issues in 2008 and 2009. To assist management in evaluating operating, liquidity and capital structure related issues, we have engaged Rothschild, Inc.
     With our current cash balances, amounts available under our amended liquidity facilities and anticipated cash flow from continuing operations, we believe that we will be able to satisfy existing working capital needs, debt service obligations and capital expenditure and other cash requirements in the near to mid term. If, however, we cannot meet these obligations because we are unable to generate sufficient cash from operations, access sufficient available funds under our liquidity facilities or refinance or obtain additional liquidity sources, or if copper prices continue to increase beyond our capacity to cover these increased costs, or because of other reasons, we may face a default and acceleration of our debt, possibly leading to bankruptcy or insolvency. See the discussion of related risks under Item 1A – “Risk Factors.”
Sources of Liquidity
     Our principal sources of liquidity are cash and cash equivalents, cash provided by operations, and amounts available under our liquidity facilities.
     Cash and cash equivalents. During 2005, cash and cash equivalents decreased by $7.7 million. Cash and cash equivalents as of December 31, 2005 and 2004 were $27.3 million and $35.0 million, respectively, of which $15.9 million and $23.8 million, respectively, were held by subsidiaries located outside the U.S. On February 28, 2005, the Company repatriated approximately $10.2 million in previously unremitted earnings from its Chinese subsidiary. These funds had historically been considered as being “indefinitely invested”, and thus unavailable for use in the U.S. The repatriation of these funds was mostly used to reduce amounts outstanding under our secured revolving credit facility.
     Approximately $6.6 million and $10.9 million of cash included in cash on hand was restricted as of December 31, 2005 and 2004, respectively, and was not available for general corporate use. Restricted cash at December 31, 2005 included $2.4 million related to deposits for margin calls on our metal and natural gas hedge programs, a $1.4 million deposit with Bank of America related to our silver consignment facility, $1.2 million as collateral to secure our travel and purchase credit card programs, $0.7 million to secure a letter of credit for a loan made by the Portuguese government, $0.4 million as a deposit for the Monterrey, Mexico facility lease, $0.3 million in escrow related to the sale of our former Roxboro, North Carolina facility, and $0.2 to secure a letter of credit for the Canadian Customs Bureau. At December 31, 2004, restricted cash included $7.6 million related to deposits for margin calls on our metal and natural gas hedge program, $1.8 million to secure a letter of credit for a loan made by the Portuguese government, $0.8 million as collateral to secure our travel and purchase credit card programs, $0.4 million as a deposit for the Monterrey, Mexico facility lease and $0.3 million in escrow related to the sale of our former Roxboro, North Carolina facility.
     Cash generated from/(used for) operations. Cash used for operating activities in 2005 was $4.9 million. Cash used for operating activities in 2004 was $8.6 million and cash generated from operations in 2003 was $0.2 million. Planned inventory reductions throughout 2005 was the primary factor in reducing 2005 cash used in operations from the 2004 level. The continued rise in copper prices throughout 2005 and 2004 continues to negatively impact our working capital position and also impacted cash from operations.
     Borrowings under our secured revolving credit facility. We had no borrowings outstanding under our secured revolving credit facility in place at December 31, 2005, and approximately $12.5 million of standby letters of credit outstanding. After taking into account $8.1 million of reserves and other holdbacks, we had $11.9 million in additional borrowing availability under the secured revolving credit facility as of that date. As of December 31, 2004, there was $1.0 million outstanding under the secured revolving credit facility. We also had approximately $9.2 million of standby letters of credit issued under the secured revolving credit facility and approximately $26.6 million (subject to a $2.0 million excess availability requirement) in additional borrowing availability thereunder at December 31, 2004. Our ability to borrow under our secured revolving credit facility depends on the amount of available borrowing base, and our compliance with all covenants contained in the agreement. See “Financing Agreements – Liquidity Facilities — Secured Revolving Credit Facility” below.
     Cash from our receivables sale facility. The amount of cash available to us under our receivables sale facility is based upon the amount of eligible receivables and certain reserves required by the facility. Accordingly, availability may fluctuate over time, but in no case will it exceed the facility’s $45.0 million purchase limit. Based upon a servicing report as of December 31, 2005, the value of receivables eligible to be purchased totaled approximately $34.0 million.
     We had utilized $19.0 million under the facility at December 31, 2005, leaving approximately $15.0 million in availability as of this date. See “Financing Agreements – Liquidity Facilities - Receivables Sale Facility” below.
Uses of Liquidity
     Our principal uses of liquidity are funding the losses from operations, working capital needs, capital expenditures and interest, the funding of payments related to our outstanding debt and other financing facilities, and the funding of pension obligations.
     Working capital needs. As noted above, cash used by operating activities in 2005 was $4.9 million, as compared to cash used by operating activities of $8.6 million for 2004 and cash generated from operations of $0.2 million in 2003. The decrease in cash used by operations during 2005 is primarily the result of planned inventory reductions, offset by increased working capital needs caused by the significant increase in the price of copper. Our business typically produces greater sales and requires a greater use of cash for working capital purposes in the first half of the year, as compared to the second half of the year when working capital is normally liquidated. The continued rise in copper prices during the third and fourth quarters of 2005 prolonged our inability to reduce our working capital during the second half of 2005, as is usually the case.
     Capital expenditures. In 2005, capital expenditures totaled $10.0 million versus $11.7 million in 2004 and $6.0 million in 2003. Capital expenditures include asset replacement, environmental and safety compliance, cost reduction, productivity improvement items, and, in 2005 and 2004, expenditures for our Monterrey, Mexico manufacturing facility. We expect to spend approximately $9 million on capital expenditures in 2006.
     Payments related to our outstanding debt and other financing facilities. In 2005, we made interest and other fee payments on our senior notes, liquidity facilities and other debt totaling $21.1 million, versus payments of $21.5 million in 2004 and $22.5 million in 2003. The decrease in interest and other fee payments from 2004 to 2005 is the result of interest expense reductions from the repurchase of $18.6 million of our 10.5% Senior Notes in the second and third quarters of 2004 and increased interest income, offset in 2005 by increased interest and fee expense due to a greater utilization of our liquidity facilities in 2005 versus 2004, along with the impact of higher interest rates on our liquidity facilities, and the impact of increased interest rates on our interest rate swap valuation.

     Funding of pension obligations. In 2005 and 2004, we did not make any contributions to our U.S. qualified defined benefit pension plan. In 2005, 2004 and 2003, we made contributions of $1.1 million, $1.1 million and $0.6 million, respectively, to our Canadian defined benefit pension plans. In 2006, we anticipate making mandatory contributions totaling $1.4 million to our U.S. qualified defined benefit plan as required by funding regulations or laws. In addition, we expect to make a $2.6 million contribution to our Canadian pension plans in 2006.
     The Company has announced it is freezing its U.S. defined benefit pension plan and Supplemental Benefit Restoration Plan, effective February 28, 2006. In conjunction with the freezing of these plans, the Company on March 1, 2006, made enhancements to its 401(k) plan for the employees impacted by this action. These enhancements include an automatic three percent contribution to each affected employee’s 401(k) account, a match of employees’ contributions, the addition of a success sharing component to the 401(k) plan, and the provision of transition contributions for five years for certain employees based upon an employee’s age and years of service as of February 28, 2006. With the implementation of these changes, the Company estimates its 2006 401(k) expense to be approximately $4.8 million.
     In 2003, we transferred $4.3 million to a rabbi trust to partially fund the vested benefit obligations to certain executives under our 2002 Supplemental Executive Retirement Plan. There has been no additional funding of the rabbi trust. In 2005, we paid James E. Deason $1.6 million from our general operating funds due to his retirement in March 2005, which represented Mr. Deason’s vested benefits under the 2002 Supplemental Executive Retirement Plan and the Supplemental Benefit Restoration Plan. We also made payments of $0.1 million to participants of the Supplemental Benefit Restoration Plan in 2005 to cover expected normal payouts. In 2006, we anticipate making payments to participants of the Supplemental Benefits Restoration Plan totaling $0.1 million, which represents the equivalent of the normal amount of benefits. We also anticipate paying, in 2006, a lump sum distribution of $5.7 million to Dennis J. Horowitz, who retired on December 9, 2005, which represents his vested benefits under the 2002 Supplemental Executive Retirement and Supplemental Benefit Restoration Plans. Mr. Horowitz’s payout will be made from a combination of the funds previously held in the rabbi trust and from general corporate funds.
Off-Balance Sheet Arrangements
     On April 28, 2005, we established a three-year receivables sale facility arranged by Wachovia Bank, National Association (Wachovia) under which we can sell on a revolving basis up to $45 million of eligible accounts receivable. We consider the receivables sale facility to be a critical component of our overall liquidity. Along with our secured revolving credit facility, we look to the receivables sale facility as a primary source of funding for our working capital requirements. Generally, the receivables sale facility allows us to fund these cash requirements more cost effectively than the secured revolving credit facility.
     Under the receivables sale facility, the Company and two of its U.S. subsidiaries (the Originators) sell certain receivables at a discount and without recourse to DEJ 98 Finance, LLC (DEJ), a bankruptcy-remote, special purpose entity that is a wholly owned subsidiary of the Company. In turn, DEJ may sell undivided interests in a specified portion of these receivables, as needed, to Variable Funding Capital Company (VFCC), a commercial paper conduit affiliated with Wachovia, or in certain cases to Wachovia as liquidity provider. The Company structured the sale of receivables by the Originators to DEJ and the sale of receivable interests from DEJ as “true sales” under applicable laws. Any interests in the sold receivables which are retained by DEJ, the special purpose, bankruptcy-remote entity, will not be available to the Company or its creditors. VFCC and Wachovia have no recourse to the Company’s or the Originators’ assets for losses resulting from the financial inability of customers to pay amounts owed on the receivables when they become due. Wolverine Finance, LLC (a subsidiary of the Company), services the receivables sold to DEJ. The Company has guaranteed the performance by its subsidiaries of their obligations under the receivables sale facility. Costs associated with amounts outstanding under the receivables sale facility are generally based upon VFCC’s cost of funds for issuing commercial paper plus monthly fees that vary based upon outstanding amounts and our fixed charge coverage ratio. To the extent that purchases are funded by Wachovia instead of VFCC, our monthly costs vary in relation to short-term interest rates and our fixed charge coverage ratio. We also pay commitment and other bank fees related to this facility.
     The amount of cash available to us under the receivables sale facility (within the $45 million limit) is based upon the amount of eligible receivables and certain reserves required by the facility. Accordingly, availability may be reduced, perhaps materially, as a result of adverse changes in receivables eligibility balances and facility reserves, which are affected primarily by changes in various criteria related to the quality of receivables within the receivables pool. In addition, Wachovia can terminate purchases of receivables interests prior to the scheduled expiration date of the receivables sale facility on April 28, 2008 upon the occurrence of certain “amortization events,” including, among others, our non-compliance with the facility’s various covenants and requirements and a default on (or termination of) certain of our other financing arrangements. An amortization event under the receivables sale facility, without waivers from the relevant counterparties, would trigger an event of default under our secured revolving credit facility and our silver consignment and forward contracts facility, which in turn could result in the acceleration of our obligations under those arrangements as well as under our senior note indentures. As a result, if we are unable to obtain appropriate waivers, a termination of the receivables sale facility would not only prevent us from accessing our alternative source of working capital funding (the secured revolving credit facility), but would also require us to refinance or restructure the receivables sale facility, the secured revolving credit facility and the silver consignment and forward contracts facility (and possibly our senior note financings) in a timely manner. If we are unable to do so, we could face bankruptcy or insolvency.
     The terms of the agreements governing the receivables sale facility are more fully described below in “Financing Agreements—Liquidity Facilities—Receivables Sale Facility” and in Note 11 of the Notes to Consolidated Financial Statements.
     In accordance with the provisions of Statement of Financial Accounting Standards No. 140 (SFAS 140), Accounting for Transfers and Servicing of Financial Assets, the Company includes in accounts receivable in its consolidated balance sheets the portion of receivables sold to DEJ which have not been resold by DEJ to VFCC or Wachovia and certain other purchasers. At December 31, 2005, the outstanding amount of investment by VFCC of commercial paper under the agreements was $19.0 million. Accordingly, accounts receivable in the consolidated balance sheets have been reduced by $19.0 million at December 31, 2005, representing the face amount of the outstanding receivables sold at that date.
     Other than the receivables sale facility, the Company had no other off-balance sheet arrangements as of December 31, 2005 that either have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commercial Commitments
     The following table provides a summary of our contractual obligations and commercial commitments as of December 31, 2005. Other non-current liabilities included in our Consolidated Balance Sheet that may not be fully disclosed below include accrued pension, post retirement and environmental costs. Refer to Notes 13, 14, 15, 16, and 21 of the Notes to the Consolidated Financial Statements.

	Payments due or expiring by period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Contractual obligations:

Long-term debt	$235,168	$248	$137,638	$97,282	$—
Operating leases	6,913	3,084	3,122	688	19
Commitments for capital expenditures	494	494	—	—	—
Estimated interest and fee payments on senior notes, liquidity facilities and other debt	66,903	20,522	37,683	8,698	—
Estimated payments on interest rate swap	2,572	388	2,184	—	—
Estimated payments for U.S. defined benefit pension plan	9,800	1,400	6,800	1,600	—
Estimated payments for Canadian defined pension plans	8,900	2,561	3,415	2,924	—
Other purchase obligations	1,071	1,071	—	—	—

Total contractual obligations	$331,821	$29,768	$190,842	$111,192	$19

Other commercial commitments (by scheduled expiration dates):	—	—	—	—	—

Standby letters of credit	$12,534	$1,600	$10,934	—	—

     At December 31, 2005, we also had commitments to purchase approximately 130.2 million pounds of copper during 2006, to be priced when purchased at COMEX plus an average fixed spread of $0.06 per pound. During 2005, the average monthly COMEX price of copper ranged from $1.45 to $2.17 per pound. These commitments were negotiated in the normal course of business and represent a portion of our copper requirements for 2006, which we anticipate will exceed 341 million pounds.
Financing Agreements
Liquidity Facilities
     On April 28, 2005, we established a three year receivables sale facility of up to $45 million arranged by Wachovia Bank, National Association (Wachovia); amended and restated our secured revolving credit facility with Wachovia pursuant to an Amended and Restated Credit Agreement to provide for a three year facility of up to $35 million; and amended and restated our silver consignment and forward contracts facility with BANA, pursuant to an Amended and Restated Consignment Agreement. The Amended and Restated Credit Agreement and the Amended and Restated Consignment Agreement included amendments to the consolidated

EBITDA covenants in each of those agreements to bring us into compliance with the consolidated EBITDA requirements for the first quarter of 2005.
     Because we would not have been in compliance with the second quarter 2005 consolidated EBITDA requirement in the Amended and Restated Credit Agreement, the Amended and Restated Consignment Agreement or the Receivables Purchase Agreement relating to the receivables sale facility, we further amended these agreements on August 1, 2005. The August 2005 amendments included modifications to the consolidated EBITDA requirements in these agreements to bring us into compliance with the consolidated EBITDA requirements for the second quarter of 2005. In addition, because we would not have been in compliance with the consolidated EBITDA requirements in both the Amended and Restated Credit Agreement and the Receivables Purchase Agreement for the third quarter of 2005, we further amended these agreements effective as of September 30, 2005. The September 2005 amendments suspended the minimum consolidated EBITDA covenants in these agreements until quarterly testing resumes in the second quarter of 2007. All of our existing and amended liquidity facilities have cross default provisions.
     As of December 31, 2005 and after giving effect to the September 2005 amendments, we are in compliance with the financial covenants contained in the Amended and Restated Credit Agreement, the Amended and Restated Consignment Agreement and the Receivables Purchase Agreement.
     The following summary of our secured revolving credit facility, our silver consignment and forward contracts facility and our receivables sales facility reflects the terms of the relevant agreements at December 31, 2005 as amended by the August 2005 and September 2005 amendments. We further amended each of these agreements in February 2006, as described below in “February 2006 Amendments”.
Secured Revolving Credit Facility
     Availability. The Amended and Restated Credit Agreement we entered into in April 2005 provided for maximum aggregate borrowing availability of up to $35.0 million, subject to a $5.0 million excess availability requirement. The August 2005 amendment to the Amended and Restated Credit Agreement eliminated this excess availability requirement. The aggregate amount available under the Amended and Restated Credit Agreement included a $12.0 million sub-limit for letters of credit, and this sub-limit was increased to $18.0 million in the August 2005 amendment.
     Borrowing Base. At any time before the maturity of the facility, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Under the Amended and Restated Credit Agreement we entered into in April 2005, the borrowing base generally equaled the sum of (i) 85% of our eligible U.S. accounts receivable (other than accounts of Wolverine Joining Technologies, LLC) and (ii) 60% of our eligible U.S. inventory (eligible inventory attributable to Wolverine Joining Technologies, LLC is capped at $3.0 million). The August 2005 amendment added to this borrowing base 25% of the net book value of our eligible U.S. equipment, capped at $8.0 million. The administrative agent is allowed to establish reserve requirements, and those reserve requirements and eligibility standards may be adjusted during the term. As of December 31, 2005, the reserve requirement was $6.0 million.
     Interest and Fees. Under our secured revolving credit facility, borrowings generally bear interest, at our option, at the following rates (i) the Eurodollar rate or the LMIR rate plus a margin between 1.75% to 3.00%, depending on the fixed charge coverage ratio of the Company and its consolidated subsidiaries, or (ii) the greater of the prime rate or adjusted federal funds rate plus a margin between 0.00% to 0.50%, depending on the fixed charge coverage ratio. Accrued interest is payable monthly on outstanding principal amounts, quarterly in the case of Eurodollar loans. In addition, fees and expenses are payable based on unused borrowing availability (0.25% to 0.50% per annum, depending on the fixed charge coverage ratio), outstanding letters of credit (1.75% to 3.00% fee, depending on the fixed charge coverage ratio) and administrative and legal costs.
     Maturity. The maturity date of the secured revolving credit facility is April 28, 2008, at which time all amounts borrowed under the facility will be due and outstanding letters of credit must be cash collateralized. The facility may be terminated early upon the occurrence of an event of default.
     Security. The obligations under the secured revolving credit facility are secured by (i) a first priority lien on substantially all of our U.S. assets, including inventory and accounts receivable not sold in the receivables sale facility (but excluding real estate) and (ii) a first priority pledge of the capital stock of existing and future first-tier foreign subsidiaries of the Company and its U.S. subsidiaries. In addition, the Amended and Restated Credit Agreement we entered into in April 2005 provided for a springing first priority lien on our U.S. equipment at such time as the outstanding obligations reached $18 million. However, the August 2005 amendment provided for an immediate grant of a first priority lien on our U.S. equipment (other than leased or owned aircraft).
     Covenants. The Amended and Restated Credit Agreement contains customary representations and warranties, as well as covenants which, among other things, limit our ability to incur additional indebtedness and liens; enter into transactions with affiliates; make acquisitions; pay dividends; redeem or repurchase capital stock or senior notes; make investments or loans; make negative pledges; consolidate, merge or effect asset sales; or change the nature of our business. The Amended and Restated Credit Agreement we entered into in April 2005 also contained certain financial covenants including: (a) a minimum consolidated EBITDA test measured quarterly on a rolling four quarter basis; (b) a $15 million annual consolidated capital expenditure limitation; (c) a minimum $5 million ongoing excess availability requirement; and (d) a monthly minimum fixed charge coverage ratio to be tested at and after any time when outstanding obligations under the secured revolving credit facility equal or exceed $18 million (which, if such requirement were applicable in 2005, would be 1.0 to 1.0).
     The August 2005 amendment adjusted the consolidated EBITDA covenant (a) to require minimum consolidated EBITDA, measured on a rolling four quarter basis, to be at least $19,250,000 for the second fiscal quarter of 2005, in order to bring us into compliance with this covenant for that period; (b) to require minimum consolidated EBITDA to be tested monthly on a rolling twelve-month basis beginning in September 2005 through September 2006, with quarterly tests to resume in December 2006; and (c) to revise the definition of consolidated EBITDA to eliminate adjustments for extraordinary losses and to provide limited adjustments for certain backwardation (inverted market) hedge-related losses and restructuring charges. This amendment also eliminated the $5 million excess availability requirement and added or enhanced certain financial and operational reporting obligations.
     The September 2005 amendment eliminated the requirement that minimum consolidated EBITDA be tested monthly on a rolling twelve-month basis beginning with the production month ending closest to September 30, 2005 and further adjusted this covenant to require minimum consolidated EBITDA to be greater than or equal to $32,000,000, calculated on a rolling four quarter basis, commencing with the fiscal quarter ending closest to June 30, 2007 and for each fiscal quarter thereafter. As a result, the minimum consolidated EBITDA covenant is suspended until quarterly testing resumes for the second fiscal quarter of 2007.
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
     We had no borrowings outstanding under our secured revolving credit facility at December 31, 2005, and approximately $12.5 million of standby letters of credit outstanding. After taking into account $8.1 million of reserves and other holdbacks, we had $11.9 million in additional borrowing availability under the secured revolving credit facility as of that date. As of December 31, 2004, we had $1.0 million in outstanding borrowings under our secured revolving credit facility, approximately $9.2 million of standby letters of credit outstanding, and approximately $26.6 million (subject to a $2.0 million excess availability requirement) in additional borrowing capacity available thereunder. Borrowing capacity available as of December 31, 2005, and December 31, 2004 reflects a reduction in the available amount for the value of the interest rate swap outstanding of $1.8 million and $0.7 million, respectively.
Silver Consignment and Forward Contracts Facility
     Under our Amended and Restated Consignment Agreement, BANA extends to us a silver consignment facility, pursuant to which BANA consigns certain amounts of silver upon request, as well as a silver forward contracts facility, pursuant to which we may contract to purchase certain amounts of silver from BANA in the future for a set price. Under the agreement we entered into on April 2005, the maximum value of consigned silver available to us at any time under the consignment facility is limited to the lesser of $17 million dollars or the value of 2.4 million fine troy ounces of silver, in either case less an amount equal to 20% of the face value of all outstanding forward contracts under the forward contract facility. The forward contract limit is $700,000, which permits us to have up to $3.5 million in aggregate face value of forward contracts outstanding under this facility. The remaining terms of the Amended and Restated Consignment Agreement include:
     Fees. We pay BANA a market premium per troy ounce of consigned silver as well as a floating consignment fee on consigned silver at an annual rate fixed by BANA from time to time (4.7% at December 31, 2005). We may elect, in certain circumstances, to pay a fixed consignment fee on specific quantities and forms of consigned silver at a market rate reflective of BANA’s cost of funding. When silver is purchased and withdrawn from consignment, whether upon election or sale to customers in the ordinary course of business, we are obligated to either pay BANA the purchase price of the silver or deliver an equal amount of silver to BANA’s account. We may also enter into floating forward contracts which bear interest payable on a monthly basis at a per annum rate equal to the prime rate minus 1-1/2%, or hybrid forward contracts under which the purchase price includes the carrying cost.
     Security. To secure our obligations under the Amended and Restated Consignment Agreement, BANA has a first priority security interest in the silver subject to consignment or outstanding forward contracts and any proceeds and products thereof (other than receivables and associated collections sold by us in connection with the receivables sale facility). In addition, in the August 2005 amendment, we granted BANA a security interest in all of our silver bullion (whether or not consigned by BANA) and the proceeds and products thereof (other than receivables and associated collections sold in connection with the receivables sale facility). As of December 31, 2005, we had placed $1.4 million in escrow to cover the costs of refining, processing and recovery of the consigned silver, and provided BANA with a letter of credit for $3.5 million at December 31, 2005 that may be drawn by BANA to fund our required purchase of consigned silver upon the earlier of the occurrence of an event of default and acceleration or the termination of the silver consignment facility. On January 13, 2006, the letter of credit was amended to increase the face amount to $6.0 million and on February 3, 2006, the escrow funds held by BANA in the amount of $1.4 million were returned to us.
     Representations, Warranties and Covenants. The Amended and Restated Consignment Agreement includes customary representations, warranties and covenants and incorporates by reference all of the representations, warranties and covenants contained in the Amended and Restated Credit Agreement, as discussed above. The Amended and Restated Consignment Agreement we entered into in April 2005 contained financial covenants consistent with those in the Amended and Restated Credit Agreement. The August 2005 amendment eliminated all financial covenants, including the consolidated EBITDA test for the second fiscal quarter of 2005. The August 2005 amendment also shortened certain monthly reporting deadlines.
     Termination and Events of Default. Under the Amended and Restated Consignment Agreement we entered into in April 2005, the consignment facility and/or the forward contracts facility, and BANA’s obligations thereunder, were terminable by BANA upon 30 days prior written notice. Upon such termination, all sums outstanding under the relevant facility would become due and payable and upon termination of the consignment facility, any consigned silver that had not been purchased and paid for would be required to be returned to BANA. The August 2005 amendment revised this termination provision, providing that the consignment facility and/or the forward contracts facility, and BANA’s obligations thereunder, may be terminated by BANA at any time, with payment for all sums outstanding under such terminated facility due within three business days after written notice of termination. In addition, upon the occurrence of any of the events of default contained in the Amended and Restated Consignment Agreement, BANA may terminate its obligations, and accelerate all of our obligations thereunder. Events of default include, among others, defaults in payment or performance of obligations under any transaction agreement or to BANA or Fleet National Bank or any affiliate; inaccuracy of representations or warranties; certain defaults, termination events or similar events with respect to the receivables sale facility, the Amended and Restated Credit Agreement, our outstanding senior notes or other indebtedness in excess of $2.5 million; certain bankruptcy or insolvency events; certain material loss, theft or damage to, or attachment of, the consigned silver; the determination by BANA in good faith that the Company has suffered a material adverse change; and certain change in control events.
     At December 31, 2005, we had $13.5 million of silver in our inventory under the silver consignment facility, with a corresponding amount included in accounts payable, and $1.1 million committed to under the forward contracts facility. At December 31, 2004, we had $13.9 million in our inventory under the silver consignment facility, with a corresponding amount included in accounts payable, and $0.7 million outstanding under the forward contracts facility.
Receivables Sale Facility
     On April 28, 2005, in conjunction with amending and restating our secured revolving credit facility and our silver consignment and forward contracts facility, we established a three year receivables sale facility of up to $45 million arranged by Wachovia.
     Structure. Under the receivables sale facility, the Company and its wholly-owned subsidiaries Small Tube Manufacturing, LLC and Tube Forming, L.P. (collectively, the Originators) continuously sell certain receivables without recourse to DEJ 98 Finance, LLC (DEJ), a wholly owned, bankruptcy-remote special purpose entity, pursuant to a Receivables Sale Agreement between the Originators and DEJ. Wolverine Finance, LLC (Wolverine Finance), a wholly owned subsidiary of the Company, has been engaged by DEJ to service the sold receivables. The books and records of DEJ are included in the consolidated financial statements of the Company for financial reporting purposes.
     The Originators sell, or transfer as a contribution of capital, certain U.S. receivables, at a discount and without recourse, to DEJ, whose sole business purpose is the acquisition and financing of the receivables. DEJ can then further sell undivided interests in a specified portion of these receivables, as necessary, to Variable Funding Capital Company, LLC, assignee of Blue Ridge Asset Funding Corporation (VFCC), or, to the extent that VFCC elects not to purchase, to Wachovia and certain other purchasers (the Liquidity Banks), pursuant to a Receivables Purchase Agreement among DEJ, Wolverine Finance, the Company, VFCC, the Liquidity Banks from time to time party thereto and Wachovia, as agent, in order to provide the funds required to purchase receivables from the Originators. Proceeds from the collection of the receivables are used by DEJ to purchase additional receivables from the Originators, repay VFCC or the Liquidity Banks in the event that sufficient additional receivables are not available to maintain their investment, or pay fees and expenses. The Company has guaranteed the performance by the other Originators of their obligations under the Receivables Sale Agreement and Wolverine Finance’s obligations under the Receivables Purchase Agreement. The Company structured the sale of receivables by the Originators to DEJ and the sale of receivable interests from DEJ as “true sales” under applicable laws. Any interests in the sold receivables which are retained by DEJ, the special purpose, bankruptcy-remote entity, will not be available to the Company or its creditors. VFCC and Wachovia have no recourse to the Company’s or the Originators’ assets for losses resulting from the financial inability of customers to pay amounts owed on the receivables when they become due. DEJ is a separate entity with its own creditors who, in the event of DEJ’s liquidation, will be entitled to a claim on DEJ’s assets prior to any distribution to the Company.
     Available Amounts. The amount of cash available to us from VFCC or the Liquidity Banks is based upon the amount of eligible receivables and certain reserves required by the facility. Accordingly, availability may fluctuate over time given changes in eligible receivables balances and calculation of reserves, but in no case will it exceed the facility’s $45 million purchase limit.
     Based upon the servicing report prepared by Wolverine Finance as of December 31, 2005, the value of receivables eligible to be purchased by VFCC totaled approximately $34.0 million. We utilized $19.0 million under the facility at December 31, 2005, leaving remaining availability at this date of approximately $15.0 million.
     Costs. Our costs associated with the receivables sale facility depend on whether purchases are funded by VFCC or by the Liquidity Banks. To the extent that purchases are funded by VFCC, our costs will be based on VFCC’s cost of funds for issuing commercial paper plus monthly fees based on the average aggregate daily outstanding balance funded by VFCC multiplied by a per annum rate of between 0.80% to 1.75%, depending on our fixed charge coverage ratio. To the extent that purchases are not funded by VFCC, but instead are funded directly by the Liquidity Banks, our costs, payable monthly, will generally accrue on outstanding balances at either (i) the LIBO rate plus a margin between 1.75% to 3.00%, depending on the fixed charge coverage ratio, or (ii) the greater of the prime rate or adjusted federal funds rate plus a margin between 0.00% to 0.50%, depending on our fixed charge coverage ratio. Commitment fees are payable monthly at a per annum rate of between 0.35% to 0.50%, depending on our fixed charge coverage ratio, and accrue on the unused portion of the facility. DEJ also pays certain fees and expenses of Wachovia and VFCC, including an annual administration fee and audit and legal fees of VFCC and Wachovia associated with the receivables sale facility. We also paid a one-time structuring fee to Wachovia at closing.
     Representations, Warranties, Covenants and Indemnities. The receivables sale facility contains representations, warranties, covenants and indemnities customary for facilities of this type.
     Termination. The receivables sale facility is scheduled to expire on April 28, 2008. Although VFCC is not committed to purchase undivided ownership interests in receivables, the Liquidity Banks have committed to (if VFCC does not) purchase receivables interests, on the terms and subject to the conditions in the receivables sale facility, until this expiration date. The Company can terminate the receivables sale facility upon 10 days notice without a termination fee.
     Wachovia, as agent for VFCC and the Liquidity Banks, can terminate purchases of receivables interests prior to the scheduled expiration date upon the occurrence of certain events, including, among others, non-performance by us of payments or other agreements under the receivables sale facility; inaccuracy of the representations and warranties made in the facility documents; defaults with respect to other obligations of DEJ; defaults with respect to indebtedness in excess of $2.5 million of the Company or its subsidiaries other than DEJ; bankruptcy or insolvency events regarding us or any of our subsidiaries; certain statistics concerning collections of the receivables not meeting specified criteria; certain change of control events; the rendering of judgments in excess of specified amounts against DEJ, us or our subsidiaries; the termination of any of the transaction documents, the cessation of any transfers of receivables under the Receivables Sale Agreement or the ineffectiveness of our performance guarantee; the agent’s interest in the receivables ceasing to be valid; the outstanding amount received by us exceeding the $45 million purchase limit or the aggregate adjusted amount of outstanding receivables; certain events that materially adversely affect the credit quality of receivables or the Company and its subsidiaries taken as a whole; certain ERISA events; and defaults in any of the financial requirements contained in the Receivables Purchase Agreement, which are the same as the financial covenants included in the Amended and Restated Credit Agreement.
     In accordance with the provisions of SFAS 140, the Company includes in accounts receivable in its consolidated balance sheets the portion of receivables sold to DEJ which have not been resold by DEJ to VFCC or the Liquidity Banks. At December 31, 2005, the outstanding amount of investment by VFCC of commercial paper under the agreements was $19.0 million. Accordingly, accounts receivable in the consolidated balance sheets have been reduced by $19.0 million at December 31, 2005 representing the face amount of the outstanding receivables sold at that date.
     The August 2005 amendment to the Receivables Purchase Agreement included:
•	an amendment to the consolidated EBITDA requirement for the second fiscal quarter of 2005 in order to bring the Company into compliance with this requirement for that period, as well as a prospective adjustment to the consolidated EBITDA test, both consistent with the revised consolidated EBITDA covenant contained in the August 2005 amendment to the Amended and Restated Credit Agreement;

•	the addition or enhancement of certain financial and operational reporting obligations, including those obligations required under the August 2005 amendment to the Amended and Restated Credit Agreement;

•	an adjustment to the loss reserve and dilution reserve formulas that are used in the availability calculation; and

•	the elimination of the obligation to comply with the $5 million excess availability requirement under the Amended and Restated Credit Agreement.
     The September 2005 amendment to the Receivables Purchase Agreement adjusted the minimum consolidated EBITDA requirements to be consistent with the revised minimum consolidated EBITDA covenant contained in the Amended and Restated Credit Agreement. As a result, the minimum consolidated EBITDA covenant is effectively suspended until quarterly testing resumes for the second fiscal quarter of 2007. In addition, the September 2005 amendment requires DEJ to furnish audited annual financial statements to Wachovia.
February 2006 Amendments
     On February 22, 2006, we entered into amendments to the secured revolving credit facility, receivables sale facility and silver consignment and forward contracts facility.
     The terms of the amendment to the secured revolving credit facility included:

•	adjustments to the borrowing base calculation, including an increase in the book value of eligible equipment included in the borrowing base from $8 million to $11 million, as well as the inclusion of certain billet inventory in the borrowing base;

•	a provision permitting the filing of certain precautionary financing statements in connection with ordinary course tolling arrangements with customers; and

•	adjustments to certain reporting requirements.
     As of February 26, 2006, $12.8 million in letters of credit and no revolving loans were outstanding under the secured revolving credit facility. After giving effect to this amendment and taking into account $2.1 million of reserves and other holdbacks (including $1.8 million in interest rate swap-related reserves) as of that date, we had approximately $18.4 million in borrowing availability under the secured revolving credit facility as February 26, 2006.
     The terms of the amendment to the receivables sale facility included:
•	the institution of a weekly reporting and collections system;

•	a provision making the termination of the Amended and Restated Credit Agreement an amortization event under the Receivables Purchase Agreement; and

•	certain adjustments to concentration and reserve calculations, including an increase in the general obligor concentration limit for non-rated and non-investment grade obligors to from 3% to 5%, an increase in one special obligor concentration limit from 7.5% to 10%, and an increase in the fixed portion of the required reserve factor floor from 13.5% to 22%.
     As of February 26, 2006, utilization of the receivables sale facility was approximately $39.2 million, leaving approximately $5.8 million in additional availability thereunder after giving effect to this amendment.
     The terms of the amendment to the silver consignment and forward contracts facility included:
•	an adjustment to the consignment limit decreasing the maximum value of consigned silver available at any time under the consignment facility to the lesser of $17.0 million dollars or the value of 2.0 million fine troy ounces of silver (as this limit may be changed from time to time by the parties), in either case less an amount equal to 20% of the face value of all outstanding forward contracts under the forward contracts facility;

•	an increase in the floating consignment fee on consigned silver from an annual rate of 4.50% to 5.25% (as this rate may be changed from time to time by BANA);

•	an increase in the frequency of precious metal inventory reporting to twice monthly; and

•	an agreement that BANA will not request additional letters of credit or other collateral for the Company’s and Wolverine Joining’s obligations under the Amended and Restated Consignment Agreement until the earlier of the termination of the consignment facility, the termination of the forward contracts facility or the occurrence of an event of default.
     As of February 26, 2006, the value of consigned silver in inventory under the consignment facility was approximately $14.4 million and the value of silver committed to under the forward contracts facility was approximately $0.8 million.
10.5% Senior Notes due 2009
     At December 31, 2005 we had outstanding $99.4 million in principal amount of our 10.5% Senior Notes. Our 10.5% Senior Notes were issued pursuant to an indenture, dated as of March 27, 2002, between us and Wachovia Bank, National Association (successor to First Union National Bank), as trustee. Our 10.5% Senior Notes:
•	have interest payment dates on April 1 and October 1 of each year;

•	are redeemable after the dates and at the prices (expressed in percentages of principal amount on the redemption date), as set forth below:

Year	Percentage
April 1, 2006	105.250%
April 1, 2007	102.625%
April 1, 2008 and thereafter	100.000%
•	are senior unsecured obligations and are equal priority in right of payment with any of our existing and future senior unsecured indebtedness;

•	are guaranteed by certain of our subsidiaries; and

•	are subject to the terms of the indenture governing our 10.5% Senior Notes, which contains certain covenants, including covenants that limit our ability to, among other things, incur unsecured indebtedness, incur indebtedness for borrowed money secured by certain liens, make certain restricted payments, dispose of certain assets, enter into affiliate transactions or engage in sale/leaseback transactions.
7.375% Senior Notes due 2008
     At December 31, 2005 we had outstanding $136.8 million in principal amount of our 7.375% Senior Notes. Our 7.375% Senior Notes were issued pursuant to an indenture, dated as of August 4, 1998, between us and Wachovia Bank, National Association (successor to First Union National Bank), as trustee. Our 7.375% Senior Notes:
•	have interest payment dates on February 1 and August 1 of each year;

•	are redeemable at our option at a redemption price equal to the greater of (a) 100% of the principal amount of our 7.375% Senior Notes to be redeemed, or (b) the sum of the present value of the remaining scheduled payments of principal and interest thereon from the redemption date to the maturity date, discounted to the redemption date on a semiannual basis at the Treasury Rate plus 25 basis points, plus, in each case, accrued interest thereon to the date of redemption;

•	are senior unsecured obligations and are equal priority in right of payment with any of our existing and future senior unsecured indebtedness;

•	are guaranteed by certain of our subsidiaries, all of which are also guarantors under the 10.5% Senior Notes issued in March 2002;

•	are subject to the terms of the indenture governing our 7.375% Senior Notes, which contains certain covenants, including covenants that limit our ability to incur indebtedness for borrowed money secured by certain liens and to engage in sale/leaseback transactions.
Other Credit Facilities
     We have a credit facility with a Netherlands bank, payable on demand and providing for available credit up to 1.8 million euros. At December 31, 2005, we had outstanding borrowings in U.S. dollars of $4 thousand.
     In 2002, we obtained an interest free loan from the Portuguese government in the amount of 1.9 million euros that matures in 2008. Based on the performance of our Portugal facility and the terms of the loan, the Portuguese government forgave 40% of the loan in 2003, or 0.7 million euros. Accordingly, we classified 0.7 million euros of the loan as deferred income in 2003, and are amortizing this into income over the life of the equipment purchased with the loan proceeds. The loan balance at December 31, 2005 is 0.9 million euros which equates to $1.1 million U.S. dollars (based on current exchange rates). The loan provides for annual payments in U.S. dollars of $0.2 million in 2006, $0.4 million in 2007 and $0.5 million in 2008.
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
Commodity Price Risk
     The price our customers pay for a product includes a metal charge that represents, in some cases, the market value of the copper used in that product as of the date we ship the product to the customer. Effective September 1, 2005, we changed our method of charging certain customers from COMEX price for metal at date of shipment to the average COMEX price of the month prior to shipment. This pricing model is expected to serve as a natural hedge against changes in the commodity price of copper, and allows us to better match the cost of copper with the selling price to our customers. However, as an accommodation to our customers, we often enter into fixed price commitments to purchase copper on their behalf in order to fix the price of copper in advance of shipment. We account for these transactions as cash flow hedges under SFAS 133. The fair value of these derivative assets is recognized in prepaid expenses and other in the Consolidated Balance Sheet. Hedge ineffectiveness is recognized in the Consolidated Statement of Operations under cost of goods sold. Information regarding this type of derivative transaction is as follows:

	For the Year Ended December 31,
(In millions)	2005	2004

Gain arising from ineffectiveness included in operations	$1.4	$—
Gains reclassed from other comprehensive income/(loss) (“OCI”) to operations	$3.4	$0.7

	December 31,
(In millions)	2005	2004

Aggregate notional value of derivatives outstanding	$8.8	$10.5
Period through which derivative positions currently exist	December 2006	September 2006
Gain in fair value of derivatives	$2.8	$1.1
The change in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(1.2)	$(1.3)
Deferred gains included in OCI	$2.3	$1.1
Gains included in OCI to be recognized in the next 12 months	$2.3	$1.1
Number of months over which gain in OCI is to be recognized	12	21
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

	For the Year Ended December 31,
(In millions)	2005	2004

(Loss) arising from ineffectiveness included in operations	$(1.3)	$—
(Losses) reclassed from OCI to operations	$(4.2)	$(1.7)

	December 31,
(In millions)	2005	2004

Aggregate notional value of derivatives outstanding	$5.6	$26.1
Period through which derivative positions currently exist	January 2006	March 2005
(Loss) in fair value of derivatives	$—	$(0.9)
The change in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(0.6)	$(2.7)
Deferred gains/(losses) included in OCI	$0.2	$(0.8)
Gains/(losses) included in OCI to be recognized in the next 12 months	$0.2	$(0.8)
Number of months over which gain/(loss) in OCI is to be recognized	1	3
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

	For the Year Ended December 31,
(In millions)	2005	2004

(Loss) arising from ineffectiveness included in operations	$(2.7)	$(0.5)

	December 31,
(In millions)	2005	2004

Aggregate notional value of derivatives outstanding	$29.6	$64.1
Period through which derivative positions currently exist	March 2006	March 2005
(Loss) in fair value of derivatives	$(2.4)	$(1.8)
The change in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(3.2)	$(6.6)
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

	For the Year Ended December 31,
(In millions)	2005	2004

Gain arising from ineffectiveness included in operations	$2.3	$—
Gains reclassed from OCI to operations	3.1	1.0

	December 31,
(In millions)	2005	2004

Aggregate notional value of derivatives outstanding	$12.2	$11.9
Period through which derivative positions currently exist	December 2008	December 2006
Gain in fair value of derivatives	$1.9	$0.1
The change in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(1.4)	$(1.2)
Deferred gains/(losses) included in OCI	$(0.3)	$0.1
Gains included in OCI to be recognized in the next 12 months	$0.5	$0.1
Number of months over which gain in OCI is to be recognized	36	24
Foreign Currency Exchange Risk
     We are subject to market risk exposure from fluctuations in foreign currencies. Foreign currency exchange forward contracts may be used from time to time to hedge the variability in cash flows from the forecasted payment or receipt of currencies other than the functional currency. We do not enter into forward exchange contracts for speculative purposes. These forward currency exchange contracts and the underlying hedged receivables and payables are carried at their fair values, with any associated gains and losses recognized in current period operations. These contracts cover periods commensurate with known or expected exposures, generally within three months. As of December 31, 2005, we had forward exchange contracts outstanding to sell foreign currency with a notional amount of $1.4 million. The estimated fair value of these forward exchange contracts to sell foreign currency was an immaterial gain. The effect of a 10% adverse change in exchange rates would reduce the fair value by approximately $128 thousand.
     We also use foreign currency forward exchange contracts to hedge our inventory currency risk in Canada. These contracts are denominated in U.S. and Canadian dollars. As of December 31, 2005, we had foreign currency forward exchange contracts outstanding through December 2006 to purchase foreign currency with a notional amount of $8.6 million. As of December 31, 2005, we had an unrealized gain of $17 thousand associated with these foreign currency forward exchange contracts. The effect of a 10% adverse change in exchange rates would reduce the fair value by approximately $0.8 million.
Interest Rate Risk
     The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair values of our total long-term fixed interest rate debt as of December 31, 2005 and 2004 were $177.5 million and $243.7 million, respectively, versus carrying values of $235.5 million and $235.3 million as of December 31, 2005 and 2004, respectively. A 1% increase from prevailing interest rates would result in a decrease in fair value of this debt by approximately $4.0 million as of December 31, 2005. The estimated fair market value of our debt is based upon the indicative bid price for our Senior Notes which approximates their trade value. The yield implicit in the value of the 7.375% and 10.5% Senior Notes is 20.8% as of December 31, 2005. Generally, changes in the market value of our fixed-rate debt do not affect us, unless we repurchase the debt in the open market.
     In October 2002, we entered into an interest rate swap transaction on $50.0 million of our 7.375% Senior Notes. The interest rate swap calls for semi-annual interest payments on February 1 and August 1, a floating interest rate based upon the six month LIBOR plus a spread of 3.76%, and an August 1, 2008 maturity date. The interest rate swap resulted in an increase in interest expense for the year ended December 31, 2005 of $0.4 million and a reduction of interest expense of $0.7 million for the year ended December 31, 2004.
     As of December 31, 2005, the fair market value of the interest rate swap was a liability of $1.6 million, which is included in other liabilities with a corresponding decrease to the hedged debt. Equal and offsetting unrealized gains and losses are included in other expense/(income). For the year ended December 31, 2005, the interest rate swap effectively converted $50 million of fixed rate 7.375% Senior Notes to variable rates of 8.15%. As of December 31, 2004, the fair market value of the interest rate swap was a liability of $0.7 million, which was included in other liabilities with a corresponding decrease to the hedged debt. Equal and offsetting unrealized gains and losses were included in other expense/(income). For the year ended December 31, 2004, the interest rate swap effectively converted $50 million of fixed rate 7.375% Senior Notes to variable rates of 6.07%.
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
Environmental Matters
     Our facilities and operations are subject to extensive environmental laws and regulations. During the year ended December 31, 2005, we spent approximately $0.1 million on environmental matters, which included remediation costs, monitoring costs, legal and other costs. We had a reserve of $0.9 million at December 31, 2005 for undiscounted environmental remediation costs which is reflected in our Consolidated Balance Sheet. We expect to spend approximately $0.1 million for capital expenditures for regulatory matters, relating to environmental, health and safety during 2006. Based upon currently available information, we believe that the costs of the environmental matters described below are not reasonably likely to have a material adverse effect on our business, financial condition or results of operations. However, actual costs related to environmental matters could differ materially from the amounts we estimated and accrued at December 31, 2005 and could result in additional exposure if these environmental matters are not resolved as anticipated.
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
     In July of 2000, we notified the EPA and the Alabama Department of Environmental Management (ADEM) that low levels of volatile organic compounds and petroleum hydrocarbons had been detected in the ground water at the Decatur, Alabama facility during an expansion of the facility. On June 13, 2001, we received a letter from ADEM stating that a preliminary assessment would be forthcoming, but no further correspondence has been received to date. If and when the assessment is received, we will take the necessary steps to comply with the findings of the assessment, and if needed, to re-assess the sufficiency of our reserves.

     The estimated remaining assessment, monitoring, remedial, legal and other costs related to the environmental matters at our Decatur, Alabama facility are $0.1 million as of December 31, 2005.
Ardmore, Tennessee
     On December 28, 1995, we entered into a Consent Order and Agreement with the Tennessee Division of Superfund (Tennessee Division), relating to the Ardmore, Tennessee facility, under which we agreed to conduct an assessment on whether volatile organic compounds detected in and near the municipal drinking water supply are related to the Ardmore facility and, if necessary, to undertake an appropriate response. That site assessment revealed contamination, including elevated concentrations of volatile organic compounds, in the soil in areas of the Ardmore facility, and also revealed elevated levels of certain volatile organic compounds in the shallow residuum ground water zone at the Ardmore facility.
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
     The Tennessee Division has approved an interim corrective measures action plan. The interim corrective measures will use the dual phase extraction system. Installation of the system began in April 2005. Pilot testing of the dual phase extraction system began in the third quarter of 2005 and is continuing. Based on recent testing efforts at the facility and available information, it is estimated that costs of $0.8 million will be incurred to complete the investigation and remediation of this site.
Altoona, Pennsylvania
     On August 26, 1999, we entered our Altoona, Pennsylvania facility into the State of Pennsylvania Department of Environmental Protection Act II Program. This program addresses contamination issues related to closed hazardous waste lagoons and oil contamination of soil. The previous site owner closed the hazardous waste lagoons at this site in 1982. A Remedial Investigation/Feasibility Study (RIFS) was submitted to the Pennsylvania Department of Environmental Protection on April 20, 2004. No active remediation is anticipated at this site. However, we are still awaiting a response from the Pennsylvania Department of Environmental Protection to our RIFS.
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
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     On August 19, 2004, Ernst & Young LLP resigned as the independent registered public accounting firm of Wolverine.
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

     Wolverine provided Ernst & Young LLP with a copy of the foregoing disclosures in connection with the filing of Wolverine’s Current Report on Form 8-K/A on August 25, 2004. A copy of Ernst & Young LLP’s letter addressed to the SEC, dated August 25, 2004, stating its agreement with such disclosures is attached as Exhibit 16.1 to that Current Report, as well as this Annual Report.
     Also on August 19, 2004, Wolverine engaged KPMG LLP as its independent registered public accounting firm. Wolverine’s decision to engage KPMG LLP was approved by its audit committee and its board of directors. During the years ended December 31, 2002 and 2003, and through August 19, 2004, Wolverine has not consulted with KPMG LLP regarding either (i) the application of accounting principles to a proposed or completed specified transaction or the type of audit opinion that might be rendered on Wolverine’s consolidated financial statements, or (ii) any matter that was either the subject of a disagreement as described in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of management, including our Chief Executive Officer, Johann R. Manning, Jr., and our Chief Financial Officer, James E. Deason, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based upon that evaluation, Messrs. Manning and Deason have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
     Based upon the evaluation performed by our management, which was conducted with the participation of Messrs. Manning and Deason, there has been no change in our internal control over financial reporting during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a–15(f). Management, with the participation of Messrs. Manning and Deason, assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our management concluded that, as of December 31, 2005, our internal control over financial reporting was effective.
     Management’s assessment of the effectiveness of internal control has been audited by KPMG LLP, independent registered public accounting firm, as stated in their report on page F-58 included in this 10-K

Item 9B. Other Information
     None.

PART III
Item 10. Directors and Executive Officers of the Registrant
     The information required by this item with respect to our directors, audit committee, and our audit committee financial experts is incorporated by reference from the information under the caption “Election of Directors” contained in our definitive proxy statement for the 2006 Annual Meeting of Stockholders. The required information concerning our executive officers is contained in Part I – Item 1 — “Business – Executive Officers of the Registrant.” The required information concerning our adoption of a code of ethics that applies to our chief executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and the availability of this code of ethics upon written request is contained in Part I - Item 1 — “Business – Available Information” of this report.
     The required information concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement for the 2006 Annual Meeting of Stockholders.
Item 11. Executive Compensation
     The information required by this item is incorporated by reference from the information under the captions “Executive Compensation” and “Company Stock Price Performance” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this item is incorporated by reference from the information under the caption “Stock Ownership of Certain Beneficial Owners and Management” and “Executive Compensation — Equity Compensation Plan Information” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions
     The information required by this item is incorporated by reference from the information contained under the caption “Executive Compensation — Certain Relationships and Related Transactions” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders.
Item 14. Principal Accounting Fees and Services
     The information required by this item is incorporated by reference from the information under the caption “Ratification of Appointment of Independent Auditors — Principal Accounting Firm Fees” and “Ratification of Appointment of Independent Auditors – Audit Committee’s Pre-Approval Policies and Procedures” contained in our definitive proxy statement for the 2006 Annual Meeting of Stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Index to exhibits, financial statements and schedules.
(1)	The following consolidated financial statements and reports are included beginning on page F-1 hereof:

Consolidated Statements of Operations — For the years ended December 31, 2005, 2004, and 2003.

Consolidated Balance Sheets — December 31, 2005 and 2004.

Consolidated Statements of Stockholders’ Equity — For the years ended December 31, 2005, 2004, and 2003.

Consolidated Statements of Cash Flows — For the years ended December 31, 2005, 2004, and 2003.

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
(3)	Exhibits required by Item 601 of Regulation S-K:
     The following exhibits are included in this Form 10-K:

Exhibit No.	Description

10.40*	2002 Change in Control, Severance and Non-Competition Agreement, dated as of July 12, 2002, by and between the Company and Garry K. Johnson.

10.41*	Form of Letter for Amendment to Split Dollar Agreement Dated May 1, 1999

10.42*	Form of Letter for Vesting of Underwater Options

21	List of Subsidiaries.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
The following exhibits are incorporated by reference:

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company, as amended through May 1, 1998 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 4, 1998).

3.2	Secretary’s Certificate, dated February 6, 2004, attached to a complete copy of the Bylaws of the Company, as amended May 22, 1997 (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2003).

4.1	Rights Agreement, dated as of February 13, 1996, between the Company and Society National Bank, as Rights Agent (incorporated by reference to Exhibit 4.0 to the Company’s Registration Statement on Form 8-A, filed on February 22, 1996).

4.2	Indenture, dated as of August 4, 1998, among the Company, certain of the Company’s subsidiaries and Wachovia Bank, National Association (successor to First Union National Bank) as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 4, 1998).

4.3	Indenture, dated as of March 27, 2002, among the Company, certain of the Company’s subsidiaries and Wachovia Bank, National Association (successor to First Union National Bank), as Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2001).

10.1	Amended and Restated Credit Agreement, dated as of April 28, 2005, among the Company, its U.S. subsidiaries, the lenders named therein and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended July 3, 2005).

Exhibit No.	Description

10.2	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of August 1, 2005, among the Company, its U.S. subsidiaries, the lenders named therein and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 5, 2005).

10.3	Amendment No. 2 to Amended and Restated Credit Agreement, effective September 30, 2005, among the Company, its U.S. subsidiaries, the lenders named therein and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 31, 2005).

10.4	Amended and Restated Consignment Agreement, dated as of April 28, 2005, among the Company, Wolverine Joining Technologies, LLC and Fleet Precious Metals Inc., operating as Bank of America Precious Metals (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 4, 2005).

10.5	First Amendment to Amended and Restated Consignment Agreement, dated as of August 1, 2005, among the Company, Wolverine Joining Technologies, LLC and Fleet Precious Metals Inc., operating as Bank of America Precious Metals (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 5, 2005).

10.6	Receivables Sale Agreement, dated as of April 28, 2005, among the Company, Small Tube Manufacturing, LLC, Tube Forming, L.P. and DEJ 98 Finance, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2005).

10.7	Receivables Purchase Agreement, dated as of April 28, 2005, among DEJ 98 Finance, LLC, Wolverine Finance, LLC, the Company, Blue Ridge Asset Funding Corporation, the liquidity banks from time to time party thereto and Wachovia Bank, National Association, as agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 4, 2005).

10.8	Amendment No. 1 to Receivables Purchase Agreement, dated as of August 1, 2005, among DEJ 98 Finance, LLC, Wolverine Finance, LLC, the Company, Blue Ridge Asset Funding Corporation and Wachovia Bank, National Association, individually and as agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 5, 2005).

10.9	Amendment No. 2 to Receivables Purchase Agreement, effective September 30, 2005, among DEJ 98 Finance, LLC, Wolverine Finance, LLC, the Company, Blue Ridge Asset Funding Corporation and Wachovia Bank, National Association, individually and as agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 31, 2005).

10.10*	Wolverine Tube, Inc. 1993 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 33-65148)).

Exhibit No.	Description

10.11*	Form of Non-Qualified Option Agreement under the Wolverine Tube, Inc. 1993 Equity Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 1994).

10.12*	1993 Stock Option Plan for Outside Directors of Wolverine Tube, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 33-65148)).

10.13*	Amendment One to Amended and Restated 1993 Stock Option Plan for Outside Directors of Wolverine Tube, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2001).

10.14*	2001 Stock Option Plan for Outside Directors of Wolverine Tube, Inc. (incorporated by reference to Appendix B to the Company’s Proxy Statement dated April 12, 2001).

10.15*	Form of Non-Qualified Option Agreement under the Company’s 1993 Stock Option Plan for Outside Directors and 2001 Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 3, 2004).

10.16*	Wolverine Tube, Inc. 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003).

10.17*	First Amendment to the Wolverine Tube, Inc. 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003).

10.18*	Form of Non-Qualified Option Agreement under the Wolverine Tube, Inc. 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended October 3, 2004).

10.19*	Form of Restricted Stock Agreement under the Wolverine Tube, Inc. 2003 Equity Incentive Plan, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 25, 2005).

10.20*	Form of SAR Agreement under the Wolverine Tube, Inc. 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended October 3, 2004).

10.21*	Wolverine Tube, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended April 3, 1999).

10.22*	Wolverine Tube, Inc. 2003 Annual Performance Incentive Plan (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).

10.23*	Wolverine Tube, Inc. Supplemental Benefit Restoration Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

Exhibit No.	Description

10.24*	Deferred Compensation Trust Agreement, dated February 13, 2001, by and between the Company and AmSouth Bank, as Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2003).

10.25*	Amendment Number One to Deferred Compensation Trust Agreement, dated May 7, 2003, by and between the Company and AmSouth Bank, as Trustee (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2003).

10.26*	2002 Change in Control, Severance and Non-Competition Agreement, dated as of July 12, 2002, by and between the Company and Johann R. Manning, Jr. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.27*	2002 Change in Control, Severance and Non-Competition Agreement, dated as of July 12, 2002, by and between the Company and Keith Weil (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.28*	2002 Change in Control, Severance and Non-Competition Agreement, dated as of July 12, 2002, by and between the Company and Massoud Neshan (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).

10.29*	2004 Change in Control, Severance and Non-Competition Agreement, dated as of December 1, 2004, by and between the Company and Thomas Sabol, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 1, 2004).

10.30*	Severance Agreement, dated as of November 4, 2005, between the Company and Thomas B. Sabol (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 9, 2005).

10.31*	Consultant Agreement, dated as of February 10, 2005, by and between the Company and James E. Deason (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 16, 2005).

10.32*	Offer Letter, dated as of November 7, 2005, between the Company and James E. Deason (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 9, 2005).

10.33*	Retirement Agreement, dated as of November 17, 2005, between the Company and Dennis J. Horowitz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 23, 2005).

10.34*	Director Agreement, dated as of November 17, 2005, between the Company and Dennis J. Horowitz (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 23, 2005).

Exhibit No.	Description

10.35*	Consultant Agreement, dated as of November 17, 2005, between the Company and DH Partners, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 23, 2005).

10.36*	Summary of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 25, 2005).

10.37*	2005 Base Salaries and Other Compensation of Named Executive Officers (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended July 3, 2005).

10.38*	Form of Director Indemnification Agreement, dated as of February 10, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 16, 2005).

10.39*	Form of Officer Indemnification Agreement, dated as of February 10, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 16, 2005).

16.1	Letter, dated August 25, 2004, to the Securities and Exchange Commission from Ernst & Young LLP (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K/A filed on August 25, 2004).

*	Management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Huntsville, State of Alabama, on the 10th day of March 2006.

WOLVERINE TUBE, INC.

By:	/s/ James E. Deason

Name:	James E. Deason
Title:	Senior Vice President, Chief Financial Officer, and Secretary
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Johann R. Manning, Jr. Johann R. Manning, Jr.	President and Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2006

By:	/s/ James E. Deason James E. Deason	Senior Vice President, Chief Financial Officer, and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 10, 2006

By:	/s/ Dennis J. Horowitz Dennis J. Horowitz	Non-Executive Chairman of the Board and Director	March 10, 2006

By:	/s/ Julie A. Beck Julie A. Beck	Director	March 10, 2006

By:	/s/ John L. Duncan John L. Duncan	Director	March 10, 2006

By:	/s/ David M. Gilchrist, Jr. David M. Gilchrist, Jr.	Director	March 10, 2006

By:	/s/ William C. Griffiths William C. Griffiths	Director	March 10, 2006

By:	/s/ Jan K. Ver Hagen Jan K. Ver Hagen	Director	March 10, 2006

By:	/s/ Stephen E. Hare Stephen E. Hare	Director	March 10, 2006

By:	/s/ Gail O. Neuman Gail O. Neuman	Director	March 10, 2006

Wolverine Tube, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year ended December 31,
	2005	2004	2003
(In thousands except per share amounts)
Net sales	$873,505	$797,875	$596,324
Cost of goods sold	851,862	734,194	555,498

Gross profit	21,643	63,681	40,826
Selling, general and administrative expenses	37,074	37,259	32,103
Restructuring and other charges	1,416	2,536	15,057

Operating income/(loss) from continuing operations	(16,847)	23,886	(6,334)
Other expense:
Interest expense, net	20,727	20,860	21,218
Loss on extinguishment of debt	—	3,009	—
Amortization and other, net	2,802	1,261	1,856
Goodwill impairment	—	—	23,153

(Loss) from continuing operations before income taxes	(40,376)	(1,244)	(52,561)
Income tax (benefit)	(1,760)	(1,888)	(13,577)

Income/(loss) from continuing operations	(38,616)	644	(38,984)
Loss from discontinued operations, net of income tax benefit of ($0.1) million and ($0.8) million for 2004 and 2003, respectively	—	(262)	(1,637)

Net income/(loss)	$(38,616)	$382	$(40,621)

Income/(loss) per share—basic:
Continuing operations	$(2.57)	$0.05	$(3.18)
Discontinued operations	—	(0.02)	(0.13)

Net income/(loss) per share—basic	$(2.57)	$0.03	$(3.31)

Basic weighted average number of shares	15,022	13,650	12,275

Income/(loss) per share—diluted:
Continuing operations	$(2.57)	$0.05	$(3.18)
Discontinued operations	—	(0.02)	(0.13)

Net income/(loss) per share—diluted	$(2.57)	$0.03	$(3.31)

Diluted weighted average number of common and common equivalent shares	15,022	13,992	12,275

The accompanying notes are an integral part of the consolidated financial statements.

\

Wolverine Tube, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
(In thousands except share and per share amounts)	2005	2004
Assets
Current assets
Cash and equivalents	$27,329	$35,017
Accounts receivable, net of allowance for doubtful accounts of $0.4 million in both 2005 and 2004	104,186	93,964
Inventories	146,705	151,979
Prepaid expenses and other	10,209	6,905
Deferred taxes, current	—	7,707

Total current assets	288,429	295,572
Property, plant and equipment, net	181,238	194,966
Goodwill, net	77,064	77,312
Deferred charges, net	7,726	11,892
Deferred income taxes, non-current	13,469	1,008
Investments	8	5,561
Assets held for sale	—	1,147
Notes receivable	831	—

Total assets	$568,765	$587,458

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$71,802	$59,912
Accrued liabilities	34,952	32,476
Short-term borrowings	248	1,219

Total current liabilities	107,002	93,607
Long-term debt	234,920	237,022
Pension liabilities	42,889	27,915
Postretirement benefit obligation	19,722	18,422
Accrued environmental remediation	930	990

Total liabilities	405,463	377,956

Stockholders’ equity
Common Stock, par value $0.01 per share; 40,000,000 shares authorized, 15,058,803 and 14,927,577 shares issued as of December 31, 2005 and 2004, respectively	151	149
Additional paid-in capital	91,711	90,571
Retained earnings	85,734	124,350
Unearned compensation	(324)	(309)
Accumulated other comprehensive loss, net	(13,970)	(5,259)

Total stockholders’ equity	163,302	209,502

Total liabilities and stockholders’ equity	$568,765	$587,458

The accompanying notes are an integral part of the consolidated financial statements.

Wolverine Tube, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

						Accumulated
						Other		Total
			Additional		Unearned	Compre-		Stock-
	Common Stock		Paid-In	Retained	Compen-	hensive	Treasury	holders’
(In thousands except number of shares)	Shares	Amount	Capital	Earnings	sation	Income (Loss)	Stock	Equity

Balance at December 31, 2002	14,326,239	$143	$103,213	$164,547	$(302)	$(29,591)	$(37,375)	$200,635
Net loss	—	—	—	(40,621)	—	—	—	(40,621)
Translation adjustments	—	—	—	—	—	17,383	—	17,383
Change in fair value of derivatives and reclassification adjustments, net of tax of $1,032	—	—	—	—	—	1,918	—	1,918
Minimum pension liability, net of tax benefit of $132	—	—	—	—	—	(220)	—	(220)

Total comprehensive loss	—	—	—	—	—	—	—	(21,540)
Issuance of restricted stock award and amortization of unearned compensation	18,567	—	126	—	130	—	—	256

Balance at December 31, 2003	14,344,806	143	103,339	123,926	(172)	(10,510)	(37,375)	179,351

Net income	—	—	—	382	—	—	—	382
Translation adjustments	—	—	—	1	—	7,565	—	7,566
Change in fair value of derivatives and reclassification adjustments, net of tax of $118						(1,433)	—	(1,433)
Minimum pension liability, net of tax expense of $454	—	—	—	—	—	(881)	—	(881)

Total comprehensive income	—	—	—	—	—	—	—	5,634
Common stock issued	2,450,000	25	22,808	—	—	—	—	22,833
Retirement of treasury stock	(2,063,800)	(21)	(37,354)	—	—	—	37,375	—
Exercise of non-qualified stock options, including income tax benefits	155,482	2	1,314	—	—	—	—	1,316
Issuance of restricted stock award and amortization of unearned compensation	41,089	—	464	—	(137)	—	—	327
Other	—	—	—	41	—	—	—	41

Balance at December 31, 2004	14,927,577	149	90,571	124,350	(309)	(5,259)	—	209,502

Net loss	—	—	—	(38,616)	—	—	—	(38,616)
Translation adjustments	—	—	—	—	—	165	—	165
Change in fair value of derivatives and reclassification adjustments	—	—	—	—	—	2,024	—	2,024
Minimum pension liability	—	—	—	—	—	(10,900)	—	(10,900)

Total comprehensive loss	—	—	—	—	—	—	—	(47,327)
Exercise of non-qualified stock options, including income tax benefits	88,125	1	501	—	—	—	—	503
Issuance of restricted stock award and amortization of unearned compensation	43,101	1	639	—	(15)	—	—	624

Balance at December 31, 2005	15,058,803	$151	$91,711	$85,734	$(324)	$(13,970)	$—	$163,302

The accompanying notes are an integral part of these consolidated financial statements.

Wolverine Tube, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended December 31,
(In thousands)	2005	2004	2003

Operating Activities
Income/(loss) from continuing operations	$(38,616)	$644	$(38,984)
Adjustments to reconcile income/(loss) from continuing operations to net cash provided by operating activities:
Depreciation	15,412	15,862	17,443
Amortization	1,636	1,545	1,566
Deferred income taxes	(4,574)	(4,954)	(12,541)
Loss on disposal of fixed assets	2,027	—	—
Goodwill impairment	—	—	23,153
Loss/(gain) on retirement of Senior Notes	—	3,009	—
Non-cash portion of restructuring and other	661	1,821	12,382
Changes in operating assets and liabilities:
Accounts receivable, net	(29,617)	(5,499)	(17,202)
Sale of accounts receivable	19,000	—	—
Inventories	5,368	(41,668)	(8,751)
Refundable income taxes	1,307	838	9,077
Prepaid expenses and other	(4,499)	1,713	(1,200)
Accounts payable	12,381	11,714	4,334
Accrued liabilities, including pension, postretirement benefit and environmental	14,632	6,333	10,972

Net cash provided by/(used for) operating activities	(4,882)	(8,642)	249

Investing Activities
Additions to property, plant and equipment	(10,009)	(11,728)	(5,969)
Disposal of assets	5,412	2,926	12
Funds received from/(investment in) rabbi trust	4,413	—	(4,289)
Other	—	82	—

Net cash used for investing activities	(184)	(8,720)	(10,246)

Financing Activities
Financing fees and expenses paid	(1,101)	(151)	(52)
Net borrowings from /(repayments of) revolving credit facilities	(2,222)	1,009	(1,122)
Retirement of Senior Notes	—	(20,510)	—
Issuance of common stock	503	24,164	—
Other financing activities	33	(346)	(6)

Net cash provided by/(used for) financing activities	(2,787)	4,166	(1,180)
Effect of exchange rate on cash and equivalents	165	2,386	2,645

Net cash used for continuing operations	(7,688)	(10,810)	(8,532)

Cash flows of discontinued operations (Revised — See Note 2)
Operating cash flows	—	(262)	697
Investing cash flows	—	—	—
Financing cash flows	—	—	—
Effect of exchange rate on cash and equivalents	—	—	4

Net cash provided by/(used for) discontinued operations	—	(262)	701

Net decrease in cash and equivalents	(7,688)	(11,072)	(7,831)
Cash and equivalents at beginning of year	35,017	46,089	53,920

Cash and equivalents at end of year	$27,329	$35,017	$46,089

Supplemental disclosure of cash flow:
Interest paid	$21,100	$21,549	$22,510
Income taxes paid/(refunded), net	$466	$(173)	$(9,012)
The accompanying notes are an integral part of the consolidated financial statements.

Wolverine Tube, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1. Nature of Operations
     Wolverine Tube, Inc. (Wolverine) manufactures and distributes copper and copper alloy tubular products, fabricated and metal joining products, as well as rod and bar products. Our focus is developing and manufacturing high value added tubular products with superior heat transfer capabilities used in engineered applications. Our major customers’ headquarters are primarily in North America and include commercial and residential air conditioning and refrigeration equipment manufacturers, appliance manufacturers, industrial equipment manufacturers, utilities and other power generating companies, refining and chemical processing companies and plumbing wholesalers.
     Over the last six quarters, we have drawn-down our liquidity facilities as a result of continued rising copper prices and recent operating losses. As a result and as further discussed in Note 10, we have made several amendments to our secured revolving credit facility and, in 2005, established a receivables sale facility (see Note 11). We also engaged a consultant to assist us in both short-term liquidity planning and consult on longer term capital strategies. Aggregate availability under these facilities at December 31, 2005 was approximately $26.9 million, versus $26.6 million at December 31, 2004. Working with our commercial banks, we completed amendments to our secured revolving credit facility and our receivables sale facility which increased the current availability under those facilities compared to amounts available at December 31, 2005. Based on our 2006 operating plan and cash flow projections, we believe that the availability under these facilities, combined with the unrestricted cash on hand in North America, should provide the liquidity required during 2006. However, peak working capital demands, historically high copper prices, and future operating losses may exhaust funds available under these facilities and require the Company to seek other financing alternatives.
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

Revenue Recognition Policy
     Revenues are generally recognized when title to products transfer to an unaffiliated customer, and the product is shipped. Sales are made under normal terms and usually do not require collateral. Revenues are recorded net of estimated returns and allowances and volume discounts. The reserve for sales returns and allowances is calculated by applying a historical percentage against certain receivables. The reserve for volume discounts is calculated by applying a customer specific percentage to sales made to that customer.
Cash Equivalents
     We consider all highly liquid short-term investments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market value. Approximately $6.6 million and $10.9 million of cash included in cash on hand was restricted as of December 31, 2005 and 2004, respectively, and is not available for general corporate use.
Allowance for Doubtful Accounts
     Allowance for doubtful accounts ensure that trade receivables are not overstated due to issues of collectability and are established for certain customers based upon a variety of factors: including past due receivables, macroeconomic conditions, significant one-time events and historical experience. Specific reserves for individual accounts may be established due to a customer’s inability to meet their financial obligations, such as in the case of bankruptcy filings or the deterioration in a customer’s operating results or financial position. As circumstances related to customers change, estimates of the recoverability of receivables are adjusted.
Sales of Accounts Receivable
     The Company’s sales of its receivables to a special purpose entity is accounted for as a sale in accordance with Statement of Accounting Standards No. 140 (SFAS 140), Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.
Inventories
     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory costs include material, labor, and factory overhead. Our maintenance and operating supplies inventory is valued using an average cost method to determine cost. Obsolete or unsaleable inventories are reflected at their estimated net realizable values.
     Total inventories in 2005 and 2004 included the following classifications (in thousands):

	2005	2004
(In thousands)
Finished products	$58,000	$61,376
Work-in-process	38,983	35,920
Raw materials	23,545	27,653
Supplies	26,177	27,030

Totals	$146,705	$151,979

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
Impairment of Long-Lived Assets
     Impairments of long-lived assets are recognized under the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. When facts and circumstances indicate that long-lived assets used in operations may be impaired, and the undiscounted cash flows estimated to be generated from those assets are less than their carrying values, an impairment charge is recorded equal to the excess of the carrying value over fair value. Long-lived assets held for disposal are valued at the lower of the carrying amount or estimated fair value less cost to sell.
Employment-Related Benefits
     Employment-related benefits associated with pensions and postretirement health care are expensed as actuarially determined. The recognition of expense is impacted by estimates made by management, such as discount rates used to value certain liabilities, investment rates of return on plan assets, increases in future wage amounts and future health care costs. The Company uses third-party specialists to assist management in appropriately measuring the expense and liabilities associated with employment-related benefits.
     We determine our actuarial assumptions for the U.S. and Canadian pension and post retirement plans, after consultation with our actuaries, on December 31 of each year to calculate liability information as of that date and pension and postretirement expense for the following year. The discount rate assumption is determined based on Moody’s Aa corporate bonds using the average for the month of December.

     The expected long-term rate of return on plan assets of the various plans reflects projected returns for the investment mix of the various pension plans that have been determined to meet each plan’s investment objectives. The expected long-term rate of return on plan assets is selected by taking into account the expected weighted averages of the investments of the assets, the fact that the plan assets are actively managed to mitigate downside risks, the historical performance of the market in general and the historical performance of the retirement plan assets over the past ten years.
Income Taxes
     Under Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes, deferred tax liabilities and assets are recorded for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. Property, plant and equipment, inventories, prepaid pension, postretirement benefit obligations, and certain other accrued liabilities are the primary sources of these temporary differences. Deferred income tax also includes operating loss and tax credit carryforwards. The Company establishes valuation allowances to reduce deferred tax assets to amounts it believes are more than likely than not to be realized. These valuation allowances are adjusted based upon changing facts and circumstances.
Goodwill
     Goodwill is evaluated utilizing Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. Under this statement, goodwill is presumed to have an indefinite useful life and, thus, is not amortized, but tested no less than annually for impairment using a lower of cost or fair value approach. Goodwill had been amortized through 2001. We ceased the amortization of goodwill at the beginning of 2002, as required by SFAS 142.
     During the third quarter of 2005 and 2004, we conducted goodwill impairment reviews, and prepared updated valuations for our Fabricated Products Group (the only reporting unit with remaining goodwill) using a discounted cash flow approach based on forward-looking information regarding market share, revenues and costs. Based on the results of these reviews, the fair value of the Fabricated Products Group reporting unit exceeded its carrying values, and thus, no impairment charge was recorded.
     At December 31, 2005 and 2004, we had $77.1 million and $77.3 million of goodwill, net of $10.7 million of accumulated amortization in both 2005 and 2004, which represents our only non-amortizable intangible asset. See Note 8 for a discussion of certain amortizable intangible assets.
Investments
     Prior to December 30, 2005, we had held a portfolio of marketable debt securities in a rabbi trust to partially fund benefit obligations to certain executives under our 2002 Supplemental Executive Retirement Plan. These securities had been marked to market through income. Realized and unrealized gains and losses on these securities, which were designated as trading assets, were not significant. The rabbi trust was liquidated on December 30, 2005 in order to pay benefits due in January 2006. The proceeds received from the rabbi trust of $4.4 million are included in cash on hand at December 31, 2005.
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
Derivatives and Hedging Activities
     Our operations and cash flows are subject to fluctuations due to changes in commodity prices, foreign currency exchange rates and interest rates. We use derivative financial instruments to manage commodity prices, foreign currency exchange rates and interest rate exposures, though not for speculative purposes. Derivatives used are primarily commodity forward contracts, foreign currency forward contracts and interest rate swaps.
     We apply the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and by Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, (hereinafter collectively referred to as SFAS 133), for most of the Company’s derivatives. Some of our derivatives are designated as either a hedge of a recognized asset or liability or an unrecognized firm commitment (fair value hedge), or a hedge of a forecasted transaction (cash flow hedge). For fair value hedges, both the effective and ineffective portion of the changes in the fair value of the derivative, along with any gain or loss on the hedged item that is attributable to the hedged risk, are recorded directly to operations. The effective portion of changes in fair value of derivatives that are designated as cash flow hedges are recorded in accumulated other comprehensive income, until the hedged item is realized, when the gain/(loss) previously included in accumulated other comprehensive income is recognized in operations. Our foreign currency hedges are accounted for under Statement of Financial Accounting Standards No. 52 (SFAS 52), Foreign Currency Translation.
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
     The following table summarizes fair value information for our financial instruments:

	2005	2005	2004	2004
Assets/(liabilities)	Carrying value	Fair value	Carrying value	Fair value
(In thousands)
Investments in Rabbi Trust (trading portfolio)	$14	$14	$4,316	$4,316
Senior Notes	(235,518)	(177,523)	(235,318)	(243,729)
Other debt	(1,220)	(1,220)	(3,576)	(3,576)
Interest rate swap	(1,570)	(1,570)	(653)	(653)
Foreign currency exchange contracts	19	19	225	225
Commodity forward contracts	2,268	2,268	(1,518)	(1,518)
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
Stock Options
     At December 31, 2005, we had stock-based employee and outside director compensation plans, which are described more fully in Note 20. We account for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations. No employee or outside director stock-based compensation cost is reflected in the statements of operations, as all options granted under those plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant.
     The following table illustrates the effect on net income/(loss) and earnings per share as if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation, to our stock option compensation plans:

(In thousands, except per share amounts)	2005	2004	2003
Net income/(loss), as reported	$(38,616)	$382	$(40,621)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,508)	(494)	(825)

Pro forma net (loss)	$(40,124)	$(112)	$(41,446)

(Loss) earnings per share:
Basic – as reported	$(2.57)	$0.03	$(3.31)
Basic – pro forma	$(2.67)	$(0.01)	$(3.38)
Diluted – as reported	$(2.57)	$0.03	$(3.31)
Diluted – pro forma	$(2.67)	$(0.01)	$(3.38)
     The weighted average fair value of options granted estimated on the date of grant using the Black-Scholes pricing model was $4.79, $5.21 and $1.94 for 2005, 2004 and 2003, respectively. The fair value for these options was estimated at the date of grant using the following weighted average assumptions for 2005, 2004 and 2003, respectively: risk free interest rates of 4.05%, 3.42% and 2.98%; volatility factors of the expected market price of our Common Stock of 0.476, 0.462 and 0.432; and weighted average expected lives of the options of 8.3, 4.4 and 5.9 years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The effects of applying SFAS 123 for pro forma disclosure may not be representative of the effects on reported pro forma net income/(loss) in future years.
Translation to U.S. Dollars
     Assets and liabilities denominated in foreign currency are translated to U.S. dollars at rates of exchange at the balance sheet date. Revenues and expenses are translated at average exchange rates during the period. Translation adjustments arising from changes in exchange rates are included in the accumulated other comprehensive loss component of stockholders’ equity. Realized exchange gains and losses are included in “Amortization and other, net” in the consolidated statements of operations. Foreign currency exchange (gains)/losses were $(0.5) million in 2005 and $(0.2) million in 2004 and $0.2 million in 2003.
Research and Development Costs
     Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The amounts charged to expense were $3.1 million in 2005, $3.5 million in 2004, and $2.9 million in 2003.

Reclassifications
     Certain prior year amounts have been reclassified to conform with the current year presentation. In addition, for 2004 and 2003, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount. The Company has no discontinued operations for 2005.
Recent Accounting Pronouncements
     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS 154), Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3, which replaces APB Opinion No. 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting and reporting of a change in an accounting principle. The statement requires retrospective application of changes in an accounting principle to prior periods’ financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Our results of operations and financial condition will only be impacted by SFAS 154 if we implement changes in accounting principles that are addressed by the standard or have corrections of accounting errors.
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (SFAS 123R), Share-Based Payment. This statement amends SFAS 123, and requires companies to recognize in their financial statements the compensation cost relating to share-based payment transactions. The effective date of this standard is for interim and annual periods beginning after December 15, 2005. Historically, we have elected to follow the intrinsic value method in accounting for employee stock options as prescribed under APB 25, and its related interpretations, under which no compensation cost has been recognized. Upon the adoption of SFAS 123R, we will be required to recognize in operations the cost of employee services received in exchange for equity instruments granted as measured at grant-date fair value. The cost of the options granted would be recognized over the requisite service period, normally the vesting period. Adoption of this standard is expected to reduce the Company’s net earnings and earnings per share for interim and annual periods after adoption. In 2005, the Company accelerated the vesting of all out-of-the-money, unvested, non-qualified stock options held by officers and employees in anticipation of the impact of SFAS 123R (see Note 20). Management expects fiscal year 2006 earnings and diluted earnings per share will be reduced by approximately $0.2 million and $0.01, respectively, under the modified prospective method of reporting based on the unvested options outstanding as of December 31, 2005.
     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (SFAS 151), Inventory Costs, an amendment of ARB No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS 151 requires that these costs be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company will adopt SFAS 151 on January 1, 2006, and does not expect the adoption of SFAS 151 to have a material impact on its consolidated financial statements.
     In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations, which requires conditional asset retirement obligations to be recognized if a legal obligation exists to perform asset retirement activities and a reasonable estimate of the fair value of the obligation can be made. FIN 47 also provides guidance as to when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company adopted the provisions of FIN 47 on December 31, 2005. No conditional asset retirement obligations were recognized and, accordingly, the adoption of FIN 47 had no effect on the Company’s financial statements or results of operation.
     On July 14, 2005, the FASB issued an Exposure Draft of a proposed Interpretation, Accounting for Uncertain Tax Positions – an interpretation of FASB Statement No. 109 (the Interpretation), proposing guidance on the recognition and measurement of certain positions taken in tax return filings as well as the related accrual of interest and penalties and classification of liabilities resulting from the positions. On January 11, 2006, FASB met to resume deliberations of the pending Interpretation. FASB is expected to release its final Interpretation in March or April 2006. The new proposed effective date is expected to apply to the first fiscal year beginning after December 2006.
     Prior to 2005, the Company did not apply the provisions of the Emerging Issues Task Force (EITF) Consensus 00-10 as freight amounts billed to customers were not material to the financial statements as a whole. Beginning on January 1, 2005, because the Company now believes that, due to rising fuel and other transportation costs, freight costs billed to customers may become material, the Company began classifying freight billed to customers as revenue instead of as a reduction to cost of goods sold in accordance with EITF 00-10. The impact of the reclassification for the year ended December 31, 2005 was $0.5 million. Prior year results have not been restated as amounts were not material.
3. Discontinued Operations
     During the year ended December 31, 2001, we discontinued the operations of Wolverine Ratcliffs, Inc. (WRI), which was previously included in the rod, bar and other products segment. Operating results of the discontinued WRI operations for 2005, 2004, and 2003, in excess of the previous provision for losses recorded in the fourth quarter of 2001, are as follows:

(In thousands)	2005	2004	2003
Loss before income tax benefit	$—	$(389)	$(2,406)
Income tax benefit	—	(127)	(769)

Net loss	$—	$(262)	$(1,637)

     On February 16, 2005, we entered into an agreement for the sale of the WRI land and building for $1.1 million U.S. dollars. This transaction closed on May 3, 2005 (See Note 6). The Company incurred a loss of approximately $0.1 million on the sale of this property. In 2004, the remainder of the equipment from WRI was sold for $0.8 million. As part of the sales transaction, the Company received from the purchasers a note receivable of approximately $0.8 million.
4. Prepaid Expenses and Other
     Prepaid expenses and other are as follows at December 31:

(In thousands)	2005	2004
Prepaid expenses	$4,713	$5,684
Other assets recording the fair value of hedging instruments (Note 5)	5,496	1,221

Totals	$10,209	$6,905

5. Derivatives
     The price our customers pay for a product includes a metal charge that represents, in some cases, the market value of the copper used in that product as of the date we ship the product to the customer. Effective, September 1, 2005, we changed our method of charging certain customers from COMEX price for metal at date of shipment to the previous monthly average COMEX price for metal. This pricing model is expected to serve as a natural hedge against changes in the commodity price of copper, and allows us to better match the cost of copper with the selling price to our customers. However, as an accommodation to our customers, we often enter into fixed price commitments to purchase copper on their behalf in order to fix the price of copper in advance of shipment. We account for these transactions as cash flow hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and by Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, (hereinafter collectively referred to as SFAS 133). The fair values of these derivative assets are recognized in prepaid expenses and other in the Consolidated Balance Sheet. Hedge ineffectiveness is recognized in the Consolidated Statement of Operations under cost of goods sold. Information regarding this type of derivative transaction is as follows:

	For the Year Ended December 31,
(In millions)	2005	2004

Gain arising from ineffectiveness included in operations	$1.4	$—
Gains reclassed from other comprehensive income/(loss) (“OCI”) to operations	$3.4	$0.7

	December 31,
(In millions)	2005	2004

Aggregate notional value of derivatives outstanding	$8.8	$10.5
Period through which derivative positions currently exist	December 2006	September 2006
Gain in fair value of derivatives	$2.8	$1.1
The change in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(1.2)	$(1.3)
Deferred gains included in OCI	$2.3	$1.1
Gains included in OCI to be recognized in the next 12 months	$2.3	$1.1
Number of months over which gain in OCI is to be recognized	12	21
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

	For the Year Ended December 31,
(In millions)	2005	2004

(Loss) arising from ineffectiveness included in operations	$(1.3)	$—
(Losses) reclassed from OCI to operations	$(4.2)	$(1.7)

	December 31,
(In millions)	2005	2004

Aggregate notional value of derivatives outstanding	$5.6	$26.1
Period through which derivative positions currently exist	January 2006	March 2005
(Loss) in fair value of derivatives	$—	$(0.9)
The change in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(0.6)	$(2.7)
Deferred gains/(losses) included in OCI	$0.2	$(0.8)
Gains/(losses) included in OCI to be recognized in the next 12 months	$0.2	$(0.8)
Number of months over which gain/(loss) in OCI is to be recognized	1	3
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

	For the Year Ended December 31,
(In millions)	2005	2004

(Loss) arising from ineffectiveness included in operations	$(2.7)	$(0.5)

	December 31,
(In millions)	2005	2004

Aggregate notional value of derivatives outstanding	$29.6	$64.1
Period through which derivative positions currently exist	March 2006	March 2005
(Loss) in fair value of derivatives	$(2.4)	$(1.8)
The change in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(3.2)	$(6.6)
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

	For the Year Ended December 31,
(In millions)	2005	2004
Gain arising from ineffectiveness included in operations	$2.3	$—
Gains reclassed from OCI to operations	3.1	1.0

	December 31,
(In millions)	2005	2004

Aggregate notional value of derivatives outstanding	$12.2	$11.9
Period through which derivative positions currently exist	December 2008	December 2006
Gain in fair value of derivatives	$1.9	$0.1
The change in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(1.4)	$(1.2)
Deferred gains/(losses) included in OCI	$(0.3)	$0.1
Gains included in OCI to be recognized in the next 12 months	$0.5	$0.1
Number of months over which gain in OCI is to be recognized	36	24
Foreign Currency Exchange Risk
     We are subject to market risk exposure from fluctuations in foreign currencies. Foreign currency exchange forward contracts may be used from time to time to hedge the variability in cash flows from the forecasted payment or receipt of currencies other than the functional currency. We do not enter into forward exchange contracts for speculative purposes. These forward currency exchange contracts and the underlying hedged receivables and payables are carried at their fair values, with any associated gains and losses recognized in current period earnings. These contracts cover periods commensurate with known or expected exposures, generally within three months. As of December 31, 2005, we had forward exchange contracts outstanding to sell foreign currency with a notional amount of $1.4 million. The estimated fair value of these forward exchange contracts to sell foreign currency was an immaterial gain. The effect of a 10% adverse change in exchange rates would reduce the fair value by approximately $128 thousand.
     We also use foreign currency forward exchange contracts to hedge our inventory currency risk in Canada. These contracts are denominated in U.S. and Canadian dollars. As of December 31, 2005, we had foreign currency forward exchange contracts outstanding through December 2006 to purchase foreign currency with a notional amount of $8.6 million. As of December 31, 2005, we had an unrealized gain of $17 thousand associated with these foreign currency forward exchange contracts. The effect of a 10% adverse change in exchange rates would reduce the fair value by approximately $0.8 million.
Interest Rate Risk
     In October 2002, we entered into an interest rate swap transaction on $50.0 million of our 7.375% Senior Notes. The interest rate swap calls for semi-annual interest payments on February 1 and August 1, a floating interest rate based upon the six month LIBOR plus a spread of 3.76%, and an August 1, 2008 maturity date. The interest rate swap resulted in an increase in interest expense for the year ended December 31, 2005 of $0.4 million and a reduction of interest expense of $0.7 million for the year ended December 31, 2004.
     As of December 31, 2005, the fair market value of the interest rate swap was a liability of $1.6 million, which is included in other liabilities with a corresponding decrease to the hedged debt (Note 9). Equal and offsetting unrealized gains and losses are included in other expense/(income). For the year ended December 31, 2005, the interest rate swap effectively converted $50 million of fixed rate 7.375% Senior Notes to variable rates of 8.15%. As of December 31, 2004, the fair market value of the interest rate swap was a liability of $0.7 million, which was included in other liabilities with a corresponding decrease to the hedged debt. Equal and offsetting unrealized gains and losses were included in other expense/(income). For the year ended December 31, 2004, the interest rate swap effectively converted $50 million of fixed rate 7.375% Senior Notes to variable rates of 6.07%.
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
6. Assets Held for Sale
     At December 31, 2005, we had no assets classified as being held for sale. In 2004, we sold our previously closed Roxboro, North Carolina facility for $2.5 million, which was the carrying value of the property after write-downs of $0.8 million that were taken in 2004. The WRI property, as discussed in Note 3, was sold on May 3, 2005 and was the only asset held for sale as of December 31, 2004.
7. Property, Plant and Equipment
     Property, plant and equipment at December 31 are as follows:

(In thousands)	2005	2004
Land and improvements	$13,995	$14,353
Building and improvements	51,065	54,758
Machinery and equipment	294,077	290,668
Construction-in-progress	2,914	4,772

	362,051	364,551
Less accumulated depreciation	(180,813)	(169,585)

Totals	$181,238	$194,966

8. Deferred Charges
     Deferred charges include debt issuance costs, patents and an intangible pension asset. Debt issuance costs are deferred and amortized over the terms of the debt to which they relate using a method which approximates the interest method.
     Deferred charges are as follows at December 31:

(In thousands)	2005	2004
Deferred debt issuance cost	$10,975	$9,873
Patents and other	1,889	2,342
Unrecognized prior service cost for pensions	1,507	4,739

	14,371	16,954
Less accumulated amortization	(6,645)	(5,062)

Totals	$7,726	$11,892

     Deferred charges other than unrecognized prior service cost for pensions are subject to amortization. Net deferred debt issuance costs of $4.9 million will be amortized utilizing a method which approximates the interest method over a weighted average remaining life of 3 years, resulting in amortization expense of $1.7 million, $1.6 million, $1.3 million and $0.3 million in each of the next four succeeding years beginning in 2006. We recorded $1.4 million of amortization expense related to deferred debt issuance costs and patents and other in each of the years for the three year period ended December 31, 2005. Capitalized patent costs of $0.8 million are being amortized on a straight line basis over the patent life. Other deferred costs are amortized over the estimated useful life of the intangible asset.
9. Accrued Liabilities
     Accrued liabilities are as follows at December 31:

(In thousands)	2005	2004
Interest	$7,304	$6,764
Income taxes	3,388	2,254
Reserve for restructuring	785	524
Fair value of derivatives and unsettled derivative liabilities (Note 5)	10,962	10,873
Other accrued operating expenses	12,513	12,061

Totals	$34,952	$32,476

10. Financing Arrangements and Debt
     Long-term debt consists of the following at December 31:

(In thousands)	2005	2004
Secured revolving credit facility, due March 2007	$—	$1,000
Senior Notes, 7.375%, due August 2008	135,180	136,097
Discount on 7.375% Senior Notes, original issue discount amortized over 10 years	(75)	(103)
Senior Notes, 10.5%, due April 2009	99,400	99,400
Discount on 10.5% Senior Notes, original issue discount amortized over 7 years	(557)	(729)
Netherlands facility, 5.13%, due on demand	4	976
Other foreign facilities	1,104	1,494
Capitalized leases	112	106

	235,168	238,241
Less short-term borrowings	(248)	(1,219)

Totals	$234,920	$237,022

     Aggregate maturities of long-term debt are as follows:

(In thousands)

2006	$248
2007	392
2008	137,246
2009	97,282

Totals	$235,168

Liquidity Facilities
     On April 28, 2005, we established a three year receivables sale facility of up to $45 million arranged by Wachovia Bank, National Association (Wachovia) (see Note 11); amended and restated our secured revolving credit facility with Wachovia pursuant to an Amended and Restated Credit Agreement to provide for a three year facility of up to $35 million; and amended and restated our silver consignment and forward contracts facility with Bank of America, N.A., successor in interest to Fleet Precious Metals Inc., (BANA), pursuant to an Amended and Restated Consignment Agreement. The Amended and Restated Credit Agreement and the Amended and Restated Consignment Agreement included amendments to the consolidated EBITDA covenants in each of those agreements to bring us into compliance with the consolidated EBITDA requirements for the first quarter of 2005.

     Because we would not have been in compliance with the second quarter 2005 consolidated EBITDA requirement in the Amended and Restated Credit Agreement, the Amended and Restated Consignment Agreement or the Receivables Purchase Agreement relating to the receivables sale facility, we further amended these agreements on August 1, 2005. The August amendments included modifications to the consolidated EBITDA requirements in these agreements to bring us into compliance with the consolidated EBITDA requirements for the second quarter of 2005. In addition, because we also would not have been in compliance with the consolidated EBITDA requirements in the Amended and Restated Credit Agreement and the Receivables Purchase Agreement for the third quarter of 2005, we further amended these agreements effective as of September 30, 2005. The September amendments suspended the requirement of the minimum consolidated EBITDA covenants in these agreements until quarterly testing resumes beginning in the second quarter of 2007. All of our existing and amended liquidity facilities have cross default provisions.
     As of December 31, 2005, we were in compliance with the financial covenants contained in the Amended and Restated Credit Agreement, the Amended and Restated Consignment Agreement and the Receivables Purchase Agreement.
     We had no borrowings outstanding under our secured revolving credit facility at December 31, 2005, and approximately $12.5 million of standby letters of credit outstanding. After taking into account $8.1 million of reserves and other holdbacks, we had $11.9 million in additional borrowing availability under the secured revolving credit facility as of that date. As of December 31, 2004, we had $1.0 million in outstanding borrowings under our secured revolving credit facility, approximately $9.2 million of standby letters of credit outstanding, and approximately $26.6 million (subject to a $2.0 million excess availability requirement) in additional borrowing capacity available thereunder. Borrowing capacity available as of December 31, 2005 and 2004 reflects a reduction in the available amount for the value of the interest rate swap outstanding of $1.8 million and $0.7 million, respectively.
     Under our silver consignment and forward contracts facility at December 31, 2005, we had $13.5 million of silver in our inventory under the silver consignment facility, with a corresponding amount included in accounts payable and $1.1 million committed to under the forward contracts facility. At December 31, 2004, we had $13.9 million in our inventory under the silver consignment facility, with a corresponding amount included in accounts payable and $0.7 million outstanding under the forward contracts facility.
10.5% Senior Notes due 2009
     There is $99.4 million in principal amount of 10.5% Senior Notes outstanding at December 31, 2005. The 10.5% Senior Notes were issued pursuant to an Indenture, dated as of March 27, 2002. The 10.5% Senior Notes (i) have interest payment dates of April 1 and October 1 of each year; (ii) are redeemable after the dates and at the prices (expressed in percentages of principal amount on the redemption date), as set forth below:

Year	Percentage
April 1, 2006	105.250%
April 1, 2007	102.625%
April 1, 2008 and thereafter	100.000%
(iii) are senior unsecured obligations and are senior in right of payment to any of our future subordinated obligations, (iv) are guaranteed by certain of our subsidiaries and (v) are subject to the terms of the indenture governing such Senior Notes, which contain certain covenants, including covenants that limit our ability to incur indebtedness, make certain restricted payments and dispose of certain assets.
7.375% Senior Notes due 2008
     There is $136.8 million in principal amount of 7.375% Senior Notes outstanding at December 31, 2005. The 7.375% Senior Notes were issued pursuant to an Indenture, dated as of August 4, 1998. The 7.375% Senior Notes: (i) have interest payment dates of February 1 and August 1 of each year; (ii) are redeemable at our option at a redemption price equal to the greater of (a) 100% of the principal amount of the Senior Notes to be redeemed, or (b) the sum of the present value of the remaining scheduled payments of principal and interest thereon from the redemption date to the maturity date, discounted to the redemption date on a semiannual basis at a rate based upon the yield of the specified treasury securities plus 25 basis points, plus, in each case, accrued interest thereon to the date of redemption; (iii) are senior unsecured obligations and are pari passu in right of payment with any of our existing and future senior unsecured indebtedness, including borrowings under the Facility; (iv) are guaranteed by certain of our subsidiaries; and (v) are subject to the terms of the Indenture, which limits our ability to incur indebtedness secured by certain liens and to engage in sale/leaseback transactions.
     Our financing agreements also contain covenants that among other things, require us to maintain certain financial ratios and place other restrictions and limitations on us, including restrictions on our payment of dividends, limitations on the issuance of additional debt and limitations on investments, contingent obligations, the redemption of capital stock and the sale or transfer of assets. The Company is in compliance with the above covenants as of December 31, 2005.
Other Credit Facilities
     We have a credit facility with a Netherlands bank, payable on demand and providing for available credit of up to 1.8 million euros. At December 31, 2005 and 2004, we had outstanding borrowings in U.S. dollars of approximately $4 thousand and $1.0 million under this facility, respectively.
     In 2002, we obtained an interest free loan from the Portuguese government in the amount of 1.9 million euros that matures in 2008. Based on the performance of our Portugal facility, the Portuguese government forgave 40% of the loan, or 0.7 million euros in 2003. Accordingly, we classified 0.7 million euros of the loan as deferred income in 2003, and are amortizing this into income over the life of the equipment purchased with the loan proceeds. The loan balance at

December 31, 2005 is 0.9 million euros which equates to $1.1 million U.S. dollars (based on current exchange rates). The loan provides for annual payments in U.S. dollars of $0.2 million in 2006, $0.4 million in 2007 and $0.5 million in 2008.
11. Receivables Sale Facility
     On April 28, 2005, in conjunction with amending and restating our secured revolving credit facility and our silver consignment and forward contracts facility, we established a new three year receivables sale facility of up to $45 million arranged by Wachovia.
     Structure. Under the receivables sale facility, the Company and its wholly-owned subsidiaries Small Tube Manufacturing, LLC and Tube Forming, L.P. (collectively, the Originators) continuously sell certain receivables without recourse to DEJ 98 Finance, LLC (DEJ), a wholly owned, bankruptcy-remote special purpose entity, pursuant to a Receivables Sale Agreement between the Originators and DEJ. Wolverine Finance, LLC (Wolverine Finance), a wholly owned subsidiary of the Company, has been engaged by DEJ to service the sold receivables. The books and records of DEJ are included in the consolidated financial statements of the Company for financial reporting purposes.
     The Originators sell, or transfer as a contribution of capital, certain U.S. receivables, at a discount and without recourse, to DEJ, whose sole business purpose is the acquisition and financing of the receivables. DEJ can then further sell undivided interests in a specified portion of these receivables, as necessary, to Variable Funding Capital Company LLC, assignee of Blue Ridge Asset Funding Corporation (VFCC), or, to the extent that VFCC elects not to purchase, to Wachovia and certain other purchasers (the Liquidity Banks), pursuant to a Receivables Purchase Agreement among DEJ, Wolverine Finance, the Company, VFCC, the Liquidity Banks from time to time party thereto and Wachovia, as agent, in order to provide the funds required to purchase receivables from the Originators. Proceeds from the collection of the receivables are used by DEJ to purchase additional receivables from the Originators, repay VFCC and/or the Liquidity Banks in the event that sufficient additional receivables are not available to maintain its investment, and pay fees and expenses. The Company has guaranteed the performance by the other Originators of their obligations under the Receivables Sale Agreement and Wolverine Finance’s obligations under the Receivables Purchase Agreement. The Company structured the sale of receivables by the Originators to DEJ and the sale of receivable interests from DEJ as “true sales” under applicable laws. Any interests in the sold receivables which are retained by DEJ, the special purpose, bankruptcy-remote entity, will not be available to the Company or its creditors. VFCC and Wachovia have no recourse to the Company’s or the Originators’ assets for losses resulting from the financial inability of customers to pay amounts owed on the receivables when they become due. DEJ is a separate corporate entity with its own creditors who, in the event of DEJ’s liquidation, will be entitled to a claim on DEJ’s assets prior to any distribution to the Company.
     Available Amounts. The amount of cash available to us from VFCC or the Liquidity Banks is based upon the amount of eligible receivables and certain reserves required by the facility. Accordingly, availability may fluctuate over time given changes in eligible receivables balances and calculation of reserves, but in no case will it exceed the facility’s $45 million purchase limit.
     Based upon the servicing report prepared by Wolverine Finance as of December 31, 2005, the value of receivables eligible to be purchased by VFCC totaled approximately $34.0 million. We utilized $19.0 million under the facility at December 31, 2005, leaving remaining availability at this date of approximately $15.0 million.
     Costs. Our costs associated with the receivables sale facility depend on whether purchases are funded by VFCC or by the Liquidity Banks. To the extent that purchases are funded by VFCC, our costs will be based on VFCC’s cost of funds for issuing commercial paper plus monthly fees based on the average aggregate daily outstanding balance funded by VFCC multiplied by a per annum rate of between 0.80% to 1.75%, depending on our fixed charge coverage ratio. To the extent that purchases are not funded by VFCC, but instead are funded directly by the Liquidity Banks, our costs, payable monthly, will generally accrue on outstanding balances at either (i) the LIBO rate plus a margin between 1.75% to 3.00%, depending on the fixed charge coverage ratio, or (ii) the greater of the prime rate or adjusted federal funds rate plus a margin between 0.00% to 0.50%, depending on our fixed charge coverage ratio. Commitment fees are payable monthly at a per annum rate of between 0.35% to 0.50%, depending on our fixed charge coverage ratio, and accrue on the unused portion of the facility. DEJ also pays certain fees and expenses of Wachovia and VFCC, including an annual administration fee and audit and legal fees of VFCC and Wachovia associated with the receivables sale facility. We also paid a one-time structuring fee to Wachovia at closing.
     Representations, Warranties, Covenants and Indemnities. The receivable sales facility contains representations, warranties, covenants and indemnities customary for facilities of this type.
     Termination. The receivables sale facility is scheduled to expire on April 28, 2008. Although VFCC is not committed to purchase undivided ownership interests in receivables, the Liquidity Banks have committed to (if VFCC does not) purchase receivables interests, on the terms and subject to the conditions in the receivables sale facility, until this expiration date. The Company can terminate the receivables sale facility upon 10 days notice without a termination fee.
     Wachovia, as agent for VFCC and the Liquidity Banks, can terminate purchases of receivables interests prior to the scheduled expiration date upon the occurrence of certain events, including, among others, non-performance by us of payments or other agreements under the receivables sale facility; inaccuracy of the representations and warranties made in the facility documents; defaults with respect to other obligations of DEJ; defaults with respect to indebtedness in excess of $2.5 million of the Company or its subsidiaries other than DEJ; bankruptcy or insolvency events regarding us or any of our subsidiaries; certain statistics concerning collections of the receivables not meeting specified criteria; certain change of control events; the rendering of judgments in excess of specified amounts against DEJ, us or our subsidiaries; the termination of any of the transaction documents, the cessation of any transfers of receivables under the Receivables Sale Agreement or the ineffectiveness of our performance guarantee; the agent’s interest in the receivables ceasing to be valid; the outstanding amount received by us exceeding the $45 million purchase limit or the aggregate adjusted amount of outstanding receivables; certain events that materially adversely affect the credit quality of receivables or the Company and its subsidiaries taken as a whole; certain ERISA events; and defaults in any of the financial requirements contained in the Receivables Purchase Agreement, which are the same as the financial covenants included in the Amended and Restated Credit Agreement.
     In accordance with the provisions of SFAS 140, the Company includes in accounts receivable in its consolidated balance sheets the portion of receivables sold to DEJ which have not been resold by DEJ to VFCC or the Liquidity Banks. At December 31, 2005, the outstanding amount of investment by VFCC of commercial paper under the agreements was $19.0 million. Accordingly, accounts receivable in the consolidated balance sheets have been reduced by $19.0 million at December 31, 2005 representing the face amount of the outstanding receivables sold at that date.
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
12. Interest Expense
     The following table summarizes interest expense, net :

	Year Ended December 31,
(in thousands)	2005	2004	2003
Interest expense – bonds and other	$20,862	$22,002	$22,934
Interest expense – asset securitization	640	—	—
Interest expense – revolver	165	344	40
Effect of interest rate swap	388	(655)	(1,123)
Interest income	(1,064)	(637)	(556)
Capitalized interest	(264)	(194)	(77)

Interest expense, net	$20,727	$20,860	$21,218

13. Retirement and Pension Plans
     We have 401(k) plans covering substantially all of our U.S. employees. We provide, at our discretion, a match of employee salaries contributed to the plans. We recorded expense with respect to these plans of $0.7 million in 2005, $0.7 million in 2004, and $0.4 million in 2003.
U.S. Qualified Retirement Plan
     We have a U.S. defined benefit pension plan (U.S. Retirement Plan) that is noncontributory covering the majority of all our U.S. employees fulfilling minimum age and service requirements. Benefits are based upon years of service and a prescribed formula based upon the employee’s compensation.
     The weighted average asset allocations for our U.S. Retirement Plan at December 31 are as follows:

	2005	2004

Equity securities	59%	59%
Debt securities	40	38
Cash and equivalents	1	3

Total	100%	100%

     The investment policy of our U.S. Retirement Plan states that the overall target allocation of investments should be 60% equities and 40% bonds. The investment policy of our U.S. Retirement Plan states that all assets selected for the portfolio must have a readily ascertainable market value and must be readily marketable. The policy expressly prohibits certain types of assets or transactions including commodities, futures, foreign securities (other than those listed on the New York Stock Exchange), private placements, warrants, purchasing of securities on margin, selling short, options, derivatives, interest rate swaps, limited partnerships and real estate.
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
     On December 31, 2005, the annual measurement date, our U.S. Retirement Plan had an unfunded accumulated benefit obligation of $33.4 million and an accrued pension liability of $4.3 million, resulting in an additional minimum liability of $29.1 million. This difference is primarily the result of the change in the discount rate assumption to 5.75% in 2005 from 6.00% in 2004. As a result, we have reflected as a component of accumulated other comprehensive loss the additional minimum liability of $29.1 million. The amount charged to other comprehensive loss before tax during 2005 arising from the change in the additional minimum pension liability was $9.7 million, which decreased stockholders’ equity.
     The accumulated benefit obligations at December 31, 2005 and 2004 were $164.6 million and $149.7 million, respectively. The amounts recognized in the Consolidated Balance Sheets before taxes are as follows at December 31:

(In thousands)	2005	2004

Accrued benefit liability	$(33,372)	$(18,587)
Intangible asset	—	765
Accumulated other comprehensive loss	29,071	19,396

Net amount recognized	$(4,301)	$1,574

     Certain assumptions utilized in determining the benefit obligations for the U.S. Retirement Plan for the years ended December 31 are as follows:

	2005	2004

Discount rate	5.75%	6.00%
Rate of increase in compensation	3.00%	3.50%
     A summary of the components of net periodic pension cost for the U.S. Retirement Plan for the years ended December 31 is as follows:

(In thousands)	2005	2004	2003

Service cost	$4,960	$4,358	$3,963
Interest cost	9,928	9,371	9,145
Expected return on plan assets	(11,541)	(11,194)	(10,052)
Amortization of prior service cost	120	120	137
Amortization of net actuarial loss	1,763	1,236	1,102
Effect of curtailment	645	—	102

Net periodic pension cost	$5,875	$3,891	$4,397

     The amortization of our net actuarial loss in 2005 of $1.8 million is the amortization of total unrecognized losses as of January 1, 2005 that exceeds 10% of our projected benefit obligation, approximately $38.1 million, and is being amortized over the expected average remaining years of service of the plan participants which is 12 years.
     Certain assumptions utilized in determining the net periodic benefit cost for the years ended December 31 are as follows:

	2005	2004	2003

Discount rate	6.00%	6.25%	7.00%
Rate of increase in compensation	3.5%	3.50%	3.50%
Expected long-term rate of return on plan assets	9.00%	9.00%	9.00%
     The expected long-term rate of return on plan assets is selected by taking into account the expected weighted averages of the investments of the assets, the fact that the plan assets are actively managed to mitigate downside risks, the historical performance of the market in general and the historical performance of the U.S. Retirement Plan assets over the past ten years. For the ten year period ended December 31, 2005 and 2004, the U.S. Retirement Plan assets have provided a weighted rate of return of 10.6% and 11.7%, respectively.
     The following table sets forth a reconciliation of the projected benefit obligation for the years ended December 31:

(In thousands)	2005	2004

Benefit obligation at the beginning of the year	$165,004	$153,488
Service costs	4,960	4,358
Interest costs	9,928	9,371
Actuarial loss	10,858	5,272
Benefits paid	(7,361)	(7,485)
Curtailment	(18,727)	—

Benefit obligation at the end of the year	$164,662	$165,004

     The actuarial loss for the year ended December 31, 2005 results from a $4.0 million loss due to personnel experience (primarily pay increases larger than expected), a $3.1 million gain due to the decrease in the future salary increase assumption from 3.5% to 3.0%, a $5.9 million loss due to the change in the discount rate from 6.0% to 5.75%, and a $4.0 million loss due to the use of an updated mortality table. The actuarial loss for the year ended December 31, 2004 results from a $5.4 million loss due to the change in the discount rate to 6.00% from 6.25% and a $0.1 million gain due to personnel experience different than assumed.
     The following table sets forth a reconciliation of the plan assets for the years ended December 31:

(In thousands)	2005	2004

Fair value of plan assets at the beginning of the year	$131,149	$127,768
Accrued expenses	(18)	—
Accrued interest	738	—
Actual return on plan assets	6,749	10,866
Benefits paid	(7,361)	(7,485)

Fair value of plan assets at the end of the year	$131,257	$131,149

     In 2006, with regard to the U.S. Retirement Plan, we anticipate making mandatory contributions totaling $1.4 million as required by funding regulations or laws.
     The following table sets forth the funded status of the plan and the amounts recognized in our Consolidated Balance Sheets at December 31:

(In thousands)	2005	2004

Unfunded status	$(33,405)	$(33,855)
Unrecognized net actuarial loss	29,104	34,664
Unrecognized prior service costs	—	765

Prepaid pension asset/(liability)	$(4,301)	$1,574

     The expected future benefits payments for the plan are as follows:

(in thousands)
2006	$7,801
2007	8,189
2008	8,564
2009	8,947
2010	9,309
2011 - 2015	51,947
     The Company announced the freezing of this plan, effective February 28, 2006. In conjunction with the freezing of the plan, the Company recorded a curtailment charge in the amount of $0.7 million in 2005 in accordance with Statement of Financial Accounting Standards No. 87 (SFAS 87), Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Plans.
U.S. Nonqualified Pension Plans
     The Company previously had two nonqualified pension plans in the United States. The Supplemental Benefit Restoration Plan (the Restoration Plan) was established as of January 1, 1994. The Restoration Plan is a non-funded, defined benefit pension plan that provides benefits to employees identical to the benefits provided by the U.S. Retirement Plan, except that under the U.S. Retirement Plan final average annual compensation for purposes of determining plan benefits for 2005 was capped at $210,000. Benefits under the Restoration Plan are not subject to this limitation. However, Restoration Plan benefits are offset by any benefits payable from the U.S. Retirement Plan. The Company announced the freezing of the Restoration Plan, effective February 28, 2006.
     The Company also had previously established, on January 1, 2002, the 2002 Supplemental Executive Retirement Plan (the Executive Plan) to provide retirement benefits to executives who were employed at the level of senior vice president or above and who were approved for participation by the Compensation Committee upon the recommendation of the Chief Executive Officer (CEO). The Executive Plan, in general, provided a monthly benefit to participants at the normal retirement age of 65 of 55% of average pay reduced by benefits under the U.S. Retirement Plan, the Restoration Plan and Social Security. The annual benefit payable to the CEO was increased by $6,000 for each year of service. Benefits became fully vested upon a change in control and were immediately payable in the event of a termination of employment following a change in control. Otherwise, benefits vested upon attaining age 55 and earning 12 years of service. The Executive Plan was terminated by the Company on December 9, 2005, effective December 16, 2005. At the time of the termination of the Executive Plan, there were 4 participants. No current participants were vested under the Executive Plan on the date of termination other than the CEO who retired on December 9, 2005. With the exception of the CEO (who retired on December 9, 2005 and whose Executive Plan benefits will be payable in 2006), no further benefits will be payable to any participant under the Executive Plan. Benefits due to the CEO will be paid from funds previously held in a rabbi trust and from the general operating funds of the Company.

     The U.S. nonqualified pension plans use a December 31 measurement date.
     The unfunded accumulated benefit obligation for our combined nonqualified pension plans of $6.9 million exceeded the plans’ accrued liability of $6.7 million by $0.2 million at December 31, 2005. As a result, we have reflected as a component of accumulated other comprehensive loss the additional minimum liability of $0.2 million. The amount charged to other comprehensive loss before tax during 2005 arising from the change in the additional minimum pension liability was $0.2 million, which decreased stockholders’ equity.
     The amounts recognized in the Consolidated Balance Sheets before taxes are as follows at December 31:

(In thousands)	2005	2004

Accrued benefit liability	$(6,913)	$(7,118)
Intangible asset	—	2,935
Accumulated other comprehensive loss	234	—

Net amount recognized	$(6,679)	$(4,183)

     Certain assumptions utilized in determining the benefit obligations for the nonqualified pension plans for the years ended December 31 are as follows:

	2005	2004

Discount rate	5.75%	6.00%
Rate of increase in compensation	3.00%	3.50%
     A summary of the components of net periodic pension cost for the nonqualified pension plans for the years ended December 31 is as follows:

(In thousands)	2005	2004	2003

Service cost	$216	$202	$152
Interest cost	472	494	430
Amortization of prior service cost	368	367	368
Amortization of net actuarial loss	49	43	—
Curtailment	2,784	—	—
Settlement	261	—	—

Net periodic pension cost	$4,150	$1,106	$950

     The following table sets forth a reconciliation of the projected benefit obligation for the years ended December 31:

(In thousands)	2005	2004

Benefit obligation at the beginning of the year	$8,485	$7,406
Service costs	216	202
Interest costs	472	494
Actuarial loss	210	463
Curtailment	(806)	—
Benefits paid	(1,654)	(80)

Benefit obligation at the end of the year	$6,923	$8,485

     The following table sets forth a reconciliation of the plan assets for the years ended December 31:

(In thousands)	2005	2004

Fair value of plan assets at the beginning of the year	$—	$—
Company contributions	1,654	80
Benefits paid	(1,654)	(80)

Fair value of plan assets at the end of the year	$—	$—

     In 2006, we anticipate making payments to participants of $0.1 million, which represents the equivalent of the normal amount of benefits. We also anticipate paying a lump sum distribution of $5.7 million to the former CEO, who retired on December 9, 2005, which represents his vested benefits under the two plans. The payments will be made from a combination of the funds previously held in the rabbi trust and from general corporate funds.
     The following table sets forth the funded status of the plans and the amounts recognized in our Consolidated Balance Sheets at December 31:

(In thousands)	2005	2004

Unfunded status	(6,923)	$(8,485)
Unrecognized net actuarial loss	244	1,151
Unrecognized prior service costs	—	3,151

Accrued benefit cost	(6,679)	$(4,183)

     The expected future benefits payments for the plan is as follows:

(in thousands)
2006	$5,815
2007	80
2008	80
2009	80
2010	80
2011 - 2015	490
Canadian Plans
     We sponsor a defined contribution profit-sharing retirement plan for our London, Ontario facility employees who are required to contribute 4% of regular wages, subject to a maximum contribution limit specified by Canadian income tax regulations. Company contributions were $0.3 million in 2005, $0.4 million in 2004 and $0.4 million in 2003.
     We also have established two noncontributory defined benefit pension plans covering substantially all our employees at the Montreal, Quebec facility (Canadian Plans). The two plans are the Wolverine Tube (Canada) Inc. Pension Plan for Salaried Employees (the Salaried Plan) and the Wolverine Tube (Canada) Inc. Pension Plan for Operational Employees (the Operational Plan). We contribute the actuarially determined amounts annually into the plans. Benefits for the hourly employees are based on years of service and a negotiated rate. Benefits for salaried employees are based on years of service and the employee’s highest annual average compensation over five consecutive years.

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
     The expected long-term rate of return on plan assets is selected by taking into account the expected weighted averages of the investments of the assets, the fact that the plan assets are actively managed to mitigate downside risks, the historical performance of the market in general and the historical performance of the Canadian Plans assets over the past ten years. For the ten year period ended December 31, 2005 and 2004, the Canadian Plans assets have provided a weighted average rate of return of 9.2% and 9.5%, respectively.
     The discount rates utilized in determining the benefit obligations for the Canadian Plans were 5.5% and 6.0% for the years ended December 31, 2005 and 2004, respectively. The expected rate of increase in compensation used in accounting for the Salaried Plan was 3.0% for the years ended December 31, 2005, 2004, and 2003. The rate of increase in compensation is not applicable in accounting for the Operational Plan for the same periods.
Salaried Plan
     The weighted average asset allocation for our Salaried Plan at December 31 is as follows:

	2005	2004

Canadian equity securities	31%	32%
Foreign equity securities	29	27
Debt securities	39	40
Cash and equivalents	1	1

Total	100%	100%

     On December 31, 2005, the accumulated benefit obligations for the Salaried Plan exceeded the fair value of the plan assets. This difference is primarily the result of changing the discount rate assumption to 5.5% in 2005 from 6.00% in 2004. As a result and in accordance with SFAS 87, we have an additional minimum pension liability of $1.8 million, reflected as a component of accumulated other comprehensive loss. The amount charged to accumulated other comprehensive loss before tax in 2005 arising from the change in the additional minimum pension liability was $1.8 million, which decreased stockholders’ equity. The $1.8 million minimum pension liability reflects a reduction in prepaid pension assets of $1.5 million and a $0.3 million pension liability. In conjunction with the recognition of the additional minimum pension liability, we also recorded a deferred tax asset and decreased accumulated other comprehensive loss by $0.6 million.
     The accumulated benefit obligations at December 31, 2005 and 2004 for the Salaried Plan were $9.9 million and $8.1 million, respectively. The amounts recognized in the Consolidated Balance Sheets before taxes are as follows at December 31:

(In thousands)	2005	2004

Prepaid benefit cost	$—	$1,222
Accrued benefit liability	(281)	—
Accumulated other comprehensive loss	1,802	—

Net amount recognized	$1,521	$1,222

     A summary of the components of net periodic pension cost for the Salaried Plan for the years ended December 31 is as follows:

(In thousands)	2005	2004	2003

Service cost	$233	$200	$207
Interest cost	553	486	444
Expected return on plan assets	(588)	(501)	(396)
Amortization of net actuarial loss	85	100	107

Net periodic pension cost	$283	$285	$362

     Certain assumptions utilized in determining the net periodic benefit cost for the Salaried Plan for the years ended December 31 are as follows:

	2005	2004	2003

Discount rate	6.00%	6.25%	6.75%
Expected long-term rate of return on plan assets	7.00%	7.50%	7.50%
     The following table sets forth a reconciliation of the benefit obligation for the Salaried Plan for the years ended December 31:

(In thousands)	2005	2004

Benefit obligation at the beginning of the year	$9,461	$7,886
Service costs	233	200
Interest costs	553	486
Actuarial loss	1,062	780
Benefits paid	(845)	(545)
Foreign currency exchange rate changes	345	654

Benefit obligation at the end of the year	$10,809	$9,461

     The following table sets forth a reconciliation of the plans assets for the Salaried Plan for the years ended December 31:

(In thousands)	2005	2004

Fair value of plan assets at the beginning of the year	$8,618	$6,768
Actual return on plan assets	963	1,353
Company contribution	532	445
Benefits paid	(845)	(545)
Foreign currency exchange rate changes	305	597

Fair value of plan assets at the end of the year	$9,573	$8,618

     In 2006, we anticipate providing approximately $0.9 million in contributions to the Salaried Plan.
     The following table sets forth the funded status of the Salaried Plan and the amounts recognized in our Consolidated Balance Sheets at December 31:

(In thousands)	2005	2004

Funded status	$(1,236)	$(842)
Unrecognized net actuarial loss	2,757	2,064

Prepaid benefit cost	$1,521	$1,222

     The expected future benefits payments for the Salaried Plan are as follows:

(in thousands)
2006	$620
2007	608
2008	617
2009	609
2010	591
2011 - 2015	3,434
Operational Plan
     The weighted average asset allocation for our Operational Plan December 31 is as follows:

	2005	2004

Canadian equity securities	31%	33%
Foreign equity securities	29	30
Debt securities	40	36
Cash and equivalents	—	1

Total	100%	100%

     On December 31, 2005, the accumulated benefit obligations for the Operational Plan exceeded the fair value of the plan assets. This difference is primarily the result of changing the discount rate assumption to 5.5% in 2005 from 6.00% in 2004. As a result and in accordance with SFAS 87, we have an additional minimum pension liability of $2.2 million, reflected as a component of accumulated other comprehensive loss of $0.7 million and an intangible asset of $1.5 million, which is included in net deferred charges and is equal to the amount of the unrecognized prior service cost. To record the $0.3 million increase in the minimum pension liability from 2004 to 2005, we recorded a reduction to accumulated other comprehensive loss before tax in the amount of $0.3 million, which increased stockholders’ equity, and increased the intangible asset by $0.5 million. In conjunction with the recognition of the additional minimum pension liability, we also recorded a deferred tax liability and increased accumulated other comprehensive loss by $0.1 million.
     The accumulated benefit obligations at December 31, 2005 and 2004 for the Operational Plan were $18.2 million and $16.6 million, respectively. The amounts recognized in the Consolidated Balance Sheets before taxes are as follows at December 31:

(In thousands)	2005	2004

Accrued benefit liability	$(2,323)	$(2,211)
Intangible asset	1,507	1,039
Accumulated other comprehensive loss	696	1,009

Net amount recognized	$(120)	$(163)

     A summary of the components of net periodic pension cost for the Operational Plan for the years ended December 31 is as follows:

(In thousands)	2005	2004	2003

Service cost	$415	$355	$327
Interest cost	987	908	837
Expected return on plan assets	(974)	(897)	(768)
Amortization of prior service cost	115	94	87

Net periodic pension cost	$543	$460	$483

     Certain assumptions utilized in determining the net periodic benefit cost for the years ended December 31 are as follows:

	2005	2004	2003

Discount rate	6.00%	6.25%	6.75%
Expected long-term rate of return on plan assets	7.00%	7.50%	7.50%

     The following table sets forth a reconciliation of the benefit obligation for the Operational Plan for the years ended December 31:

(In thousands)	2005	2004

Benefit obligation at the beginning of the year	$16,629	$14,759
Service costs	415	355
Interest costs	987	908
Amendments	533	—
Actuarial loss	458	481
Benefits paid	(1,416)	(1,019)
Foreign currency exchange rate changes	577	1,145

Benefit obligation at the end of the year	$18,183	$16,629

     The following table sets forth a reconciliation of the plans assets for the Operational Plan for the years ended December 31:

(In thousands)	2005	2004

Fair value of plan assets at the beginning of the year	$14,418	$12,215
Actual return on plan assets	1,764	1,586
Company contribution	590	641
Benefits paid	(1,416)	(1,019)
Foreign currency exchange rate changes	503	995

Fair value of plan assets at the end of the year	$15,859	$14,418

     In 2006, we anticipate providing approximately $1.7 million in contributions to the Operational Plan.
     The following table sets forth the funded status of the plans and the amounts recognized for the Operational Plan in our Consolidated Balance Sheets at December 31:

(In thousands)	2005	2004

Funded status	$(2,323)	$(2,211)
Unrecognized net actuarial loss	696	1,009
Unrecognized prior service costs	1,507	1,039

Accrued benefit cost	$(120)	$(163)

     The expected future benefits payments for the Operational Plan are as follows:

(in thousands)
2006	$1,007
2007	1,044
2008	1,080
2009	1,067
2010	1,073
2011 - 2015	5,249

14. Postretirement Benefit Obligation
     We sponsor a health care plan and life insurance plan that provides postretirement medical benefits and life insurance to substantially all our full-time U.S. and Canadian employees who have worked ten years after age 50 (52 for employees of our Altoona, Pennsylvania facility), and spouses of employees who die while employed after age 55 and have at least five years of service. This plan is contributory, with retiree contributions being adjusted annually. The plan was modified twice in 2005 to grant retiree coverage at active rates, without regard to the age requirement to one executive officer and to exclude employees who are not yet age 55 (age 57 for employees located in Altoona, Pennsylvania) or older as of February 28, 2006 from subsidized retiree medical coverage.
     Net periodic postretirement benefit cost for the years ended December 31 includes the following components:

(In thousands)	2005	2004	2003

Service cost	$753	$676	$692
Interest cost	1,167	1,081	1,080
Amortization of prior service cost	164	179	145
Amortization of deferred gain	—	(7)	(82)
Actuarial loss on obligation	2,095	—	—
Adjustment: amortization of gain versus year gain on obligation	(2,031)	—	—
Effect of special termination benefits	6	328	98
Effect of curtailment	—	—	20

Net periodic postretirement benefit cost	$2,154	$2,257	$1,953

     The change in benefit obligation for the years ended December 31 includes the following components:

(In thousands)	2005	2004

Benefit obligation at the beginning of the year	$19,908	$18,125
WRI Adjustment	512	—
Service cost	753	676
Interest cost	1,167	1,081
Participants’ contributions	791	787
Amendments	(420)	93
Actuarial loss	1,066	443
Benefits paid	(2,213)	(2,193)
Special termination benefits	6	328
Foreign currency exchange rate changes	391	568

Benefit obligation at the end of the year	$21,961	$19,908

     The following table sets forth the status of the plan and the amounts recognized in our Consolidated Balance Sheets at December 31:

(In thousands)	2005	2004

Benefit obligation at end of year	$21,961	$19,908
Unrecognized net actuarial (loss)	(2,373)	(1,036)
Unrecognized prior service cost	134	(450)

Net postretirement benefit obligation	$19,722	$18,422

     The weighted average discount rate used in determining the postretirement benefit obligation was 5.43% at December 31, 2005 and 6.00% at December 31, 2004. The weighted average discount rate used to determine net periodic benefit cost was 6% at December 31, 2005 and 6.25% at December 31, 2004.
     For purposes of determining the cost and obligation for pre-Medicare postretirement medical benefits, a 9.5% annual rate of increase in the per capita cost of covered benefits (i.e., health care trend rate) was assumed for our U.S. plan, grading down by 0.5% to an ultimate rate of 5.0% in 2015. A 10.5% annual rate of increase in the health care trend rate was assumed for our Canadian plan, and is expected to decrease 1% per year to an ultimate rate of 4.5%. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one percent change in the assumed health care cost trend rate would have had the following effects:

(In thousands)	1% Increase	1% Decrease

U.S. Plan
Effect on total of service and interest cost components	$10	$(10)
Effect on postretirement benefit obligation	$160	$(149)

Canadian Plan
Effect on total of service and interest cost components	$779	$(698)
Effect on postretirement benefit obligation	$12,524	$(11,350)
15. Environmental Remediation
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
     We have accrued undiscounted estimated environmental remediation costs of $0.9 million at December 31, 2005, consisting of $0.1 million for the Decatur facility and $0.8 million for the Ardmore facility. Based on information currently available, we believe that the costs of these matters are not reasonably likely to have a material effect on our business, financial condition or results of operations. However, actual costs related to environmental matters could differ materially from the amounts we estimated and accrued at December 31, 2005 if these environmental matters are not resolved as anticipated.

16. Litigation
     Our facilities and operations are subject to extensive environmental laws and regulations, and we are currently involved in various proceedings relating to environmental matters (See Note 15). We are not involved in any legal proceedings that we believe could have a material adverse effect upon our business, operating results or financial condition.
17. Income Taxes
     The components of income/(loss) from continuing operations before income taxes for the years ended December 31 are as follows:

(In thousands)	2005	2004	2003

U.S.	$(35,945)	$(9,000)	$(62,579)
Foreign	(4,431)	7,756	10,018

Total	$(40,376)	$(1,244)	$(52,561)

     The provision for income taxes for the years ended December 31 consists of the following:

(In thousands)	2005	2004	2003

Continuing operations
Current expense/(benefit):
U.S. Federal	$349	$21	$(1,163)
Foreign	2,633	(441)	1,478
State	30	60	446

Total current	3,012	(360)	761

Deferred expense/(benefit):
U.S.	—	(3,444)	(13,570)
Foreign	(4,772)	1,916	(768)

Total deferred	(4,772)	(1,528)	(14,338)

Total income tax expense/(benefit) –continuing operations	(1,760)	(1,888)	(13,577)
Income tax benefit – discontinued operations	—	(127)	(769)

Total income tax expense/(benefit)	$(1,760)	$(2,015)	$(14,346)

     Deferred income taxes included in our Consolidated Balance Sheets reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the carrying amount for income tax return purposes. Significant components of our deferred tax assets and liabilities are as follows at December 31:

(In thousands)	2005	2004

Deferred tax liabilities:
Basis of property, plant and equipment	$(31,823)	$(31,683)
Other	(4,853)	(6,107)

Total deferred tax liabilities	(36,676)	(37,790)

Deferred tax assets:
Environmental remediation	902	602
Net operating loss carryforward	38,204	24,673
Restructuring reserves	3,953	2,871
Inventory valuations	2,427	3,619
Pension obligation	21,603	15,871
Other	3,104	2,438

Total deferred tax assets	70,193	50,074
Valuation allowance	(20,048)	(3,569)

Total deferred tax assets net of valuation allowance	50,145	46,505

Net deferred tax asset	$13,469	$8,715

     Reconciliation of differences between the statutory U.S. federal income tax rate and our effective tax rate follows for the years ended December 31:

(In thousands)	2005	2004	2003

Income tax benefit at federal statutory rate	$(14,131)	$(423)	$(18,397)
Increase/(decrease) in taxes resulting from:
State and local taxes, net of federal benefit	20	40	533
Effect of difference in U.S. and foreign rates	(754)	(1,309)	(1,765)
Goodwill impairment and other permanent differences	(420)	(218)	7,099
Foreign dividend repatriation	537	—	—
Increase in valuation allowance	12,637	—	—
Other	351	22	(1,047)

Income tax expense/(benefit) –continuing operations	$(1,760)	$(1,888)	$(13,577)

     At December 31, 2005, we have U.S. federal, state and foreign net operating loss carryforwards of $65.8 million, $218.3 million and $31.4 million, respectively. These net operating loss carryforwards expire at various times beginning in 2008 through 2025. During 2005, the Company increased the valuation allowance for U.S. deferred tax assets from $3.6 million to $20.0 million because it was determined that it was more likely than not that these deferred tax assets would not be realized. Of this increase, $12.6 million resulted in a charge to operations, and the remainder was charged to other balance sheet accounts.
     We have a contractual tax holiday agreement with the Chinese government. Under this agreement, the tax rate was 7.5% beginning January 1, 2002 and remained at this rate through 2004, and increased in 2005 to a 15% maximum rate. We also have $0.8 million in government tax credits which may be used to offset tax liabilities in Portugal through 2008. These credits are not reflected in deferred tax assets at December 31, 2005 or 2004.
     Prior to the passage of the American Jobs Creation Act of 2004 (the Act), the undistributed earnings of our foreign subsidiaries were considered to be indefinitely reinvested, and in accordance with APB Opinion No. 23 (APB 23), Accounting for Income Taxes – Special

Areas, no provision for U.S. federal or state income taxes had been provided on these undistributed earnings. The Act provided for a special 85% dividends received deduction on the repatriation of certain foreign earnings. As a result of the Act, the Company repatriated approximately $10.2 million in undistributed foreign earnings from its Chinese subsidiary. The Company took a tax charge for U.S. federal income taxes of approximately $0.5 million in the first quarter 2005 associated with the repatriation of these funds. At December 31, 2005, the undistributed earnings of our foreign subsidiaries amounted to approximately $100.9 million. Foreign withholding taxes of $5.9 million would also be payable upon remittance of any previously unremitted earnings at December 31, 2005. The exact amount of the charge depends on the pending technical corrections to the legislation and expected interpretive guidance to be issued by the Internal Revenue Service.
     In December 2004, the FASB issued Staff Position No. FAS 109-1, Application of SFAS 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004 (FSP 109-1). FSP 109-1 states that qualified domestic production activities should be accounted for as a special deduction under SFAS No 109, and not treated as a rate reduction. The provisions of FSP 109-1 are effective immediately. The Company did not qualify for this benefit during 2005 and will continue to monitor its applicability in future years.
18. Accumulated Other Comprehensive Loss
     The components of accumulated other comprehensive loss at December 31, are as follows :

		Unrealized	Minimum
	Foreign	Gain (Loss) on	Pension	Accumulated
	Currency	Cash Flow	Liability	Other
	Translation	Hedges, Net of	Adjustment,	Comprehensive
(In thousands)	Adjustment	Tax	Net of Tax	Loss

Balance at December 31, 2002	$(17,800)	$(256)	$(11,535)	$(29,591)
Activity in 2003	17,383	1,662	(220)	18,825
Reclassification adjustment for realized cash flow hedge losses	—	256	—	256

Balance at December 31, 2003	(417)	1,662	(11,755)	(10,510)
Activity in 2004	7,565	229	(881)	6,913
Reclassification adjustment for realized cash flow hedge losses	—	(1,662)	—	(1,662)

Balance at December 31, 2004	$7,148	$229	$(12,636)	$(5,259)
Activity in 2005	165	2,253	(10,900)	(8,482)
Reclassification adjustment for realized cash flow hedge losses	—	(229)	—	(229)

Balance at December 31, 2005	$7,313	$2,253	$(23,536)	$(13,970)

19. Common Stock
     All holders of Common Stock are entitled to receive dividends when and if declared by our Board of Directors (the Board), provided that all dividend requirements of the cumulative preferred stock have been paid. Additionally, the payment of dividends on our Common Stock is restricted under the terms of our various financing agreements. To date, no dividends have been paid to the holders of the Common Stock and there are no immediate plans to declare a dividend.
     The Board adopted a Stockholder Rights Plan, which expired on February 23, 2006, to protect the Company and its stockholders from coercive, unfair or inadequate takeover bids. Pursuant to the Stockholder Rights Plan, a dividend of one Preferred Share Purchase Right (a Right) was declared for each share of Common Stock outstanding at the close of business on February 23, 1996. The Rights were generally not exercisable until ten days after a person or group acquired, or commenced, a tender offer that could result in the party acquiring 15% of the outstanding shares of Common Stock. Each Right, if it would have become exercisable, would have enabled the owner to buy one one-thousandth of a share of newly created Series A Junior Participating Preferred Stock at an exercise price of $175, and, in certain circumstances, to purchase shares of Common Stock at a substantially reduced price. The Board was generally entitled to redeem the Rights at $0.01 per Right at any time prior to the date they became exercisable.
20. Stock-Based Compensation Plans
     The 2003 Equity Incentive Plan (the 2003 Equity Plan) was adopted by the Board of Directors on March 25, 2003 and was approved by the stockholders on May 14, 2003, and was amended on July 24, 2003. The 2003 Equity Plan provides for the issuance of awards in the form of stock options, restricted shares, stock appreciation rights and other additional awards to key executives and employees. The maximum number of shares of Common Stock that may be issued under the plan is limited to 850,000 shares, provided that no more than 250,000 shares may be issued in the form of awards other than options or stock appreciation rights. The duration of the 2003 Equity Plan is ten years.
     On March 22, 2001, the Board of Directors adopted the 2001 Stock Option Plan for Outside Directors (the 2001 Directors’ Plan) providing for the issuance of options for the purchase of up to 250,000 shares of our Common Stock. The 2001 Directors’ Plan allows us to compensate and reward our directors. The terms of the 2001 Directors’ Plan provides for the issuance of stock options to outside directors at the fair market value on the date of grant. The initial options granted at the time the Director joins the Board vest at 33.3% per year, but must be held one year before exercising. All subsequent grants vest immediately. All options terminate on the tenth anniversary of the date of grant.
     The 1993 Equity Incentive Plan (the 1993 Equity Plan) provided for the issuance of stock options, restricted shares, stock appreciation rights, and other additional awards to key executives and employees. The maximum number of shares provided for under the 1993 Equity Plan was 2,075,000 at a price as determined by our Compensation Committee. All options granted under the plan were issued at the market value at the date of the grant. Options granted prior to 1999 under the 1993 Equity Plan vested 20% on each anniversary thereafter and terminate on the tenth anniversary of the date of grant. Options granted in 1999 and subsequent years under the 1993 Equity Plan vested 33.3% on each anniversary thereafter and terminate on the tenth anniversary of the date of grant. Options granted under prior plans remain outstanding but are governed by the provisions of the 1993 Equity Plan. The 1993 Equity Plan was terminated by its terms in 2003.
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
     Our stock option plans are summarized as follows:

	2003 Equity	2001	1993	1993 Equity		Weighted-
	Incentive	Directors’	Directors’	Incentive		Average Exercise
	Plan	Plan	Plan	Plan	Option Price	Price
(Number of Shares)
Outstanding at December 31, 2002	—	26,362	160,184	1,288,922	$6.13-$25.25	$11.04

Granted	2,000	101,520	6,000	366,026	$4.05-$5.86	$4.34

Exercised	—	—	—	—	—	—

Forfeited	—	—	(5,000)	(155,715)	$4.05-$22.25	$10.57

Outstanding at December 31, 2003	2,000	127,882	161,184	1,499,233	$4.05-$25.25	$9.30

Granted	239,245	6,000	—	—	$10.54-$10.74	$10.55

Exercised	—	—	—	(168,247)	$4.05-$11.90	$6.64

Forfeited	—	—	—	(41,354)	$4.05-$22.25	$10.39

Outstanding at December 31, 2004	241,245	133,882	161,184	1,289,632	$4.05-$25.25	$9.70

Granted	326,399	45,000	—	—	$4.93-$8.95	$8.13

Exercised	—	—	—	(88,125)	$4.05-$8.60	$6.70

Forfeited	(62,445)	—	—	(135,656)	$4.05-$25.25	$10.29

Outstanding at December 31, 2005	505,199	178,882	161,184	1,065,851	$4.05-$25.25	$9.47

	2003 Equity	2001	1993	1993 Equity		Weighted-
	Incentive	Directors’	Directors’	Incentive		Average Exercise
	Plan	Plan	Plan	Plan	Option Price	Price
(Number of Shares)
Exercisable at:

December 31, 2003	—	127,882	161,184	912,810	$5.28–$25.25	$10.71

December 31, 2004	667	133,882	161,184	1,000,464	$4.05-$25.25	$10.60

December 31, 2005	454,032	158,882	161,184	1,014,609	$4.05-$22.25	$9.79

     There were no options outstanding issued prior to August 1993. The number of options outstanding, weighted average exercise price, weighted average remaining contractual life, vested options and the weighted average exercise price of vested options outstanding at December 31, 2005 were 1,911,116, $9.47, 5.7 years, 1,788,707 and $9.79, respectively.
     The range of exercise prices of the exercisable options and outstanding options at December 31, 2005 are as follows:

	Number of	Number of	Weighted Average
Weighted Average Exercise Price	Exercisable Options	Outstanding Options	Remaining Life

$4.05 - $4.11	156,065	207,307	7.2
$4.12 - $8.23	135,353	206,520	6.2
$8.24 - $12.34	1,203,823	1,203,823	5.8
$12.35 - $16.45	267,966	267,966	3.8
$16.46 - $20.57	18,500	18,500	3.9
$20.58 - $24.68	7,000	7,000	3.1

Totals	1,788,707	1,911,116	5.7

     In 2005, we awarded 82,967 shares of restricted stock under the 2003 Equity Plan, with a fair value at the date of grant of $7.50 per share. These restricted shares vest 50% annually at the anniversary date of the grant. We recorded compensation expense with respect to restricted stock awards of approximately $0.6 million in 2005 which is recognized on a straight-line basis over the two year vesting period of the restricted stock grants.
     On October 18, 2005, the Company accelerated the vesting of all out-of-the-money, unvested, non-qualified stock options held by officers and employees, including options held by each Named Executive Officer on that date. All options priced above $7.42, the closing market price of the Company’s common stock on October 18, 2005, were considered to be out-of-the-money. The acceleration was effective as of October 18, 2005. The options were granted under the Company’s 2003 Equity Incentive Plan. No options held by non-employee directors were subject to the acceleration.
     The Company accelerated the vesting of the options in anticipation of the impact of SFAS 123R. The primary purpose of the accelerated vesting was to avoid recognizing compensation expense associated with these options upon adoption by the Company of SFAS 123R. Without the acceleration, the Company estimates that pre-tax charges under SFAS 123R relating to these options would have been $0.9 million, of which $0.7 million and $0.2 million would have been recognized in fiscal 2006 and 2007, respectively. Additionally, because these options had exercise prices in excess of then current market values and were not fully achieving their original objectives of incentive compensation and employee retention, the Company believed that the acceleration would have a positive effect on employee morale and retention.

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
21. Commitments
     We lease certain assets such as motorized vehicles, distribution and warehousing space, computers, office equipment and production testing equipment. Terms of the leases, including purchase options, renewals and maintenance costs, vary by lease. Minimum future rental commitments under our operating leases having non-cancelable lease terms in excess of one year totaled approximately $3.8 million as of December 31, 2005 and are payable as follows: $2.0 million in 2007, $1.1 million in 2008 and $0.7 million in 2009. Rental expense for operating leases was $3.9 million in 2005, $3.8 million in 2004 and $3.9 million in 2003.
     At December 31, 2005, we had commitments of $0.5 million for capital expenditures.
     At December 31, 2005, we had commitments to purchase $1.1 million of silver.
     At December 31, 2005, we had commitments to purchase approximately 130.2 million pounds of copper in 2006 from suppliers to be priced at COMEX at date of shipment plus an average premium of approximately $0.06 per pound. Based upon a copper price of $2.15 per pound, this commitment totals approximately $287.7 million.
22. Industry Segments and Foreign Operations
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
     Summarized financial information concerning our reportable segments is shown in the following table:

			Rod, Bar
(In thousands)	Commercial	Wholesale	& Other	Consolidated

Year ended December 31, 2005:
Sales	$619,159	$195,325	$59,021	$873,505
Gross profit	19,422	650	1,571	21,643

Year ended December 31, 2004:
Sales	$570,666	$165,215	$61,994	$797,875
Gross profit	52,918	5,924	4,839	63,681

Year ended December 31, 2003:
Sales	$442,471	$115,112	$38,741	$596,324
Gross profit/(loss)	38,997	(271)	2,100	40,826

     Our manufacturing operations are primarily conducted in the U.S. and Canada. We also have manufacturing facilities in Shanghai, China, Esposende, Portugal and Monterrey, Mexico.
     In 2005, 2004, and 2003, no customer accounted for as much as 10% of our net sales.
     Sales to unaffiliated customers and long-lived assets are based on the Company’s location providing the products:

			Other Foreign
(In thousands)	U.S.	Canada	Operations	Consolidated

Year ended December 31, 2005:
Sales	$623,450	$190,897	$59,158	$873,505
Long-lived assets	215,487	47,738	17,111	280,336

Year ended December 31, 2004:
Sales	$558,892	$186,680	$52,303	$797,875
Long-lived assets	238,992	34,831	18,063	291,886

Year ended December 31, 2003:
Sales	$414,301	$139,351	$42,672	$596,324
Long-lived assets	252,077	33,106	14,374	299,557

     Information concerning enterprise-wide revenues by product line is shown in the following table:

	December 31,
(In thousands)	2005	2004	2003

Commercial Products:
Tube Products	$404,753	$362,955	$276,367
Fabricated Products	140,732	130,117	102,576
Other Products	73,674	77,594	63,528

Sub-total	619,159	570,666	442,471

Wholesale Products	195,325	165,215	115,112
Rod, bar and other	59,021	61,994	38,741

Total	$873,505	$797,875	$596,324

     Included in “Other Products” in commercial products above are the Company’s Metal Joining and Copper Alloy products lines, as individually each of those product lines represent less than 10% of the Company’s total sales for each year.
23. Restructuring and Other Charges
     In 2005, we recognized restructuring charges of $1.4 million ($0.9 million net of tax), of which $1.3 million was for severance and benefit charges related to a reduction in workforce at the Company’s corporate headquarters and for the elimination of certain support functions in its U.S. and Canadian manufacturing operations, $0.6 million charge related to the sales of the Company’s corporate aircraft, a $0.4 million credit associated with the Booneville, MS facility closure and a $0.1 million credit related to our previously closed Roxboro, NC facility. At December 31, 2005, reserves for restructuring charges totaled $0.8 million, all of which was for the September 2005 workforce reduction. Restructuring reserves outstanding at December 31, 2004 were $0.4 million for the Booneville, MS closure and $0.2 million for severance at Decatur, AL.
     Restructuring expenses/(credits) for the twelve-month periods ended December 31, 2005 and 2004 are as follows:

	For the year ended
	December 31,
(In thousands)	2005	2004

Roxboro, NC closing	$(75)	$1,413
Booneville, MS closing	(420)	623
Employee severance	1,297	500
Sale of Company aircraft	614	—

Totals	$1,416	$2,536

24. Earnings/(Loss) Per Share
     The following table sets forth the computation of earnings/(loss) per share for the years ended December 31:

(In thousands, except per share amounts)	2005	2004	2003

Income/(loss) from continuing operations	$(38,616)	$644	$(38,984)
Loss from discontinued operations, net of tax	—	(262)	(1,637)

Net income/(loss) available to common shares	$(38,616)	$382	$(40,621)

Basic weighted average common shares	15,022	13,650	12,275
Dilutive stock options	—	342	—

Diluted weighted average common and common equivalent shares	15,022	13,992	12,275

Earnings/(loss) per common share—basic:
Continuing operations	$(2.57)	$0.05	$(3.18)
Discontinued operations	—	(0.02)	(0.13)

Net income/(loss) per common share –basic	$(2.57)	$0.03	$(3.31)

Earnings/(loss) per common share—diluted (1):
Continuing operations	$(2.57)	$0.05	$(3.18)
Discontinued operations	—	(0.02)	(0.13)

Net income/(loss) per common share –diluted	$(2.57)	$0.03	$(3.31)

(1)	To the extent that stock options and unvested restricted stock are anti-dilutive, they are excluded from the calculation of diluted earnings/(loss) per share in accordance with SFAS 128.
     We had additional stock options outstanding of approximately 1.5 million, 0.9 million and 1.4 million at December 31, 2005, 2004, and 2003, respectively, which were not included in the computation of potentially dilutive securities, because the options’ exercise prices were greater than the average market price of the common shares.

25. Quarterly Results of Operations (Unaudited)
     The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2005 and 2004:

2005	April 3	July 3	October 2	December 31
(In thousands, except per share amounts)
Net sales	$213,482	$196,321	$225,704	$237,998

Gross profit	10,060	5,654	(1,911)	7,840

Net loss	(2,482)	(5,682)	(11,198)	(19,254)

Basic loss per common share:	$(0.17)	$(0.38)	$(0.74)	$(1.28)

Diluted loss per common share:	$(0.17)	$(0.38)	$(0.74)	$(1.28)

2004	April 4	July 4	October 3	December 31
(In thousands, except per share amounts)
Net sales	$205,805	$214,080	$200,038	$177,952

Gross profit	17,485	21,581	12,325	12,290

Net income/(loss) from continuing operations	1,368	3,300	(2,512)	(1,512)
Income/(loss) from discontinued operations, net of tax	—	(252)	(73)	63

Net income/(loss)	$1,368	$3,048	$(2,585)	$(1,449)

Basic earnings/(loss) per common share:

Continuing operations	$0.11	$0.26	$(0.17)	$(0.10)

Discontinued operations	—	(0.02)	—	—

Net income/(loss)	$0.11	$0.24	$(0.17)	$(0.10)

Diluted earnings/(loss) per common share:

Continuing operations	$0.11	$0.26	$(0.17)	$(0.10)

Discontinued operations	—	(0.02)	—	—

Net income/(loss)	$0.11	$0.24	$(0.17)	$(0.10)

26. Condensed Consolidating Financial Information
     The following tables present condensed consolidating financial information for: (a) Wolverine Tube, Inc. (the Parent) on a stand-alone basis; (b) on a combined basis, the guarantors of the 10.5% Senior Notes and 7.375% Senior Notes (Subsidiary Guarantors), which include TF Investor, Inc.; Tube Forming, L.P.; Wolverine Finance, LLC; Wolverine China Investments, LLC; Small Tube Manufacturing, LLC; Wolverine Joining Technologies, LLC; WT Holding Company, Inc. and Tube Forming Holdings, Inc.; and (c) on a combined basis, the Non-Guarantor Subsidiaries, which include Wolverine Tube (Canada) Inc.; 3072452 Nova Scotia Company; 3072453 Nova Scotia Company; 3072996 Nova Scotia Company; Wolverine Tube Canada Limited Partnership; Wolverine Tube (Shanghai) Co., Limited; Wolverine European Holdings BV; Wolverine Tube Europe BV; Wolverine Tube, BV; Wolverine Tubagem (Portugal), Lda; Wolverine Joining Technologies Canada, Inc.; Wolverine Europe; Wolverine Asia, Limited; WLVN de Latinoamerica, S. de R.L. de C.V.; and WLV Mexico, S. de R.L. de C.V. Each of the Subsidiary Guarantors is wholly-owned by Wolverine Tube, Inc. The guarantees issued by each of the Subsidiary Guarantors are full, unconditional, joint and several. Accordingly, separate financial statements of the wholly-owned Subsidiary Guarantors are not presented because the Subsidiary Guarantors are jointly, severally and unconditionally liable under the guarantees, and we believe separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors. Furthermore, there are no significant legal restrictions on the Parent’s ability to obtain funds from its subsidiaries by dividend or loan.
     The Parent is comprised of Alabama, Oklahoma, Tennessee, and Mississippi manufacturing operations and certain corporate management, sales and marketing, information services and finance functions.
Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Year Ended December 31, 2005

			Non-
		Subsidiary	Guarantor
(In thousands)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$504,481	$163,890	$282,657	$(77,523)	$873,505
Cost of goods sold	500,930	148,779	279,676	(77,523)	851,862

Gross profit	3,551	15,111	2,981	—	21,643
Selling, general and administrative expenses	29,050	3,210	4,814	—	37,074
Restructuring and other charges	1,179	73	164	—	1,416

Operating income/(loss) from continuing operations	(26,678)	11,828	(1,997)	—	(16,847)
Other expenses (income):
Interest expense, net	20,708	(38)	57	—	20,727
Amortization and other, net	7,068	(5,431)	1,165	—	2,802
Equity in earnings of subsidiaries	10,318	—	—	(10,318)	—

Income/(loss) from continuing operations before income taxes	(44,136)	17,297	(3,219)	(10,318)	(40,376)
Income tax expense/(benefit) provision	(5,520)	5,850	(2,090)	—	(1,760)

Net income/(loss)	$(38,616)	$11,447	$(1,129)	$(10,318)	$(38,616)

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Year Ended December 31, 2004

			Non-
		Subsidiary	Guarantor
(In thousands)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$434,851	$157,620	$268,198	$(62,794)	$797,875
Cost of goods sold	408,699	138,304	249,985	(62,794)	734,194

Gross profit	26,152	19,316	18,213	—	63,681
Selling, general and administrative expenses	29,414	3,346	4,499	—	37,259
Restructuring and other charges	2,563	(27)	—	—	2,536

Operating income/(loss) from continuing operations	(5,825)	15,997	13,714	—	23,886
Other expenses (income):
Interest expense, net	21,736	(39)	(837)	—	20,860
Loss on extinguishment of debt	3,009	—	—	—	3,009

Amortization and other, net	7,788	(13,069)	6,542	—	1,261
Equity in earnings of subsidiaries	24,953	—	—	(24,953)	—

Income/(loss) from continuing operations before income taxes	(13,405)	29,105	8,009	(24,953)	(1,244)
Income tax expense/(benefit) provision	(13,787)	10,448	1,451	—	(1,888)

Income/(loss) from continuing operations	382	18,657	6,558	(24,953)	644
Loss from discontinued operations, net of tax	—	—	(262)	—	(262)

Net income	$382	$18,657	$6,296	$(24,953)	$382

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

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
December 31, 2005

			Non-
		Subsidiary	Guarantor
(In thousands)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Assets
Current assets
Cash and equivalents	$4,571	$—	$22,758	$—	$27,329
Accounts receivable, net	7,965	6,930	89,291	—	104,186
Inventories	64,418	44,631	37,656	—	146,705
Prepaid expenses and other	7,425	1,528	1,256	—	10,209

Total current assets	84,379	53,089	150,961	—	288,429
Property, plant and equipment, net	108,275	27,001	45,962	—	181,238
Goodwill, net	—	75,505	1,559	—	77,064
Deferred charges, net	5,368	125	2,233	—	7,726
Deferred taxes, non-current	7,174	(7,174)	13,469	—	13,469
Notes receivable	—	—	831	—	831
Prepaid pension and other	14	—	(6)	—	8
Investments in subsidiaries	484,383	325	—	(484,708)	—

Total assets	$689,593	$148,871	$215,009	$(484,708)	$568,765

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$35,364	$18,635	$17,803	$—	$71,802
Accrued liabilities	9,350	17,969	7,633	—	34,952
Short-term borrowings	—	24	224	—	248
Intercompany balances	195,247	(209,227)	13,980	—	—

Total current liabilities	239,961	(172,599)	39,640	—	107,002
Long-term debt	233,948	58	914	—	234,920
Pension liabilities	40,285	—	2,604	—	42,889
Postretirement benefit obligation	11,167	—	8,555	—	19,722
Accrued environmental remediation	930	—	—	—	930

Total liabilities	526,291	(172,541)	51,713	—	405,463

Stockholders’ equity	163,302	321,412	163,296	(484,708)	163,302

Total liabilities and stockholders’ equity	$689,593	$148,871	$215,009	$(484,708)	$568,765

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

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Year Ended December 31, 2005

			Non-
		Subsidiary	Guarantor
(In thousands)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Operating Activities
Income/(loss) from continuing operations	$(38,616)	$11,447	$(1,129)	$(10,318)	$(38,616)
Depreciation and amortization	10,395	3,035	3,618	—	17,048
Deferred income taxes	19	—	(4,593)	—	(4,574)
Loss on disposal of fixed assets	1,886	—	141	—	2,027
Non-cash portion of restructuring and other	349	133	179	—	661
Sale of accounts receivable	—	—	19,000	—	19,000
Equity in earnings of subsidiaries	(10,318)	—	—	10,318	—
Changes in operating assets and liabilities	22,644	13,260	(36,332)	—	(428)

Net cash provided by/(used for) operating activities	(13,641)	27,875	(19,116)	—	(4,882)

Investing Activities
Additions to property, plant and equipment, net	(4,426)	(1,535)	(4,048)	—	(10,009)
Disposal of assets	5,412	—	—	—	5,412
Other	4,367	171	(125)	—	4,413

Net cash used for investing activities	5,353	(1,364)	(4,173)	—	(184)

Financing Activities
Financing fees and expenses paid	(438)	—	(663)	—	(1,101)
Intercompany borrowings (payments)	(8,267)	(26,487)	34,754	—	—
Issuance of common stock	503	—	—	—	503
Net borrowings/(payments) on credit facilities	(1,000)	(24)	(1,198)	—	(2,222)
Other	10,224	—	(10,191)	—	33

Net cash provided by/(used for) financing activities	1,022	(26,511)	22,702	—	(2,787)
Effect of exchange rate on cash and equivalents	646	—	(481)	—	165

Net cash provided by/(used for) continuing operations	(6,620)	—	(1,068)	—	(7,688)

Net increase/decrease in cash and equivalents	(6,620)	—	(1,068)	—	(7,688)
Cash and equivalents at beginning of period	11,191	—	23,826	—	35,017

Cash and equivalents at end of period	$4,571	$—	$22,758	$—	$27,329

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Year Ended December 31, 2004

			Non-
		Subsidiary	Guarantor
(In thousands)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Operating Activities
Income/(loss) from continuing operations	$382	$18,657	$6,558	$(24,953)	$644
Depreciation and amortization	10,766	3,454	3,187	—	17,407
Loss on early retirement of debt	3,009	—	—	—	3,009
Other non-cash items	100	56	—	—	156
Equity in earnings of subsidiaries	(24,953)	—	—	24,953	—
Changes in operating assets and liabilities	(18,810)	(2,381)	(8,667)	—	(29,858)

Net cash provided by/(used for) operating activities	(29,506)	19,786	1,078	—	(8,642)

Investing Activities
Additions to property, plant and equipment	(6,329)	(1,284)	(4,115)	—	(11,728)
Disposal of assets	2,926	—	—	—	2,926
Investment in WLV Latin America	(703)	(36)	739	—	—
Other	—	82	—	—	82

Net cash used for investing activities	(4,106)	(1,238)	(3,376)	—	(8,720)

Financing Activities
Financing fees and expenses paid	(151)	—	—	—	(151)
Intercompany borrowings (payments)	29,408	(17,271)	(12,137)	—	—
Issuance of common stock	21,898	—	2,266	—	24,164
Retirement of Senior Notes	(20,510)	—	—	—	(20,510)
Other	2,279	(1,277)	(339)	—	663

Net cash provided by/(used for) financing activities	32,924	(18,548)	(10,210)	—	4,166

Effect of exchange rate on cash and equivalents	3,349	—	(963)	—	2,386
Net cash provided by/(used for) continuing operations	2,661	—	(13,471)	—	(10,810)

Net cash used for discontinued operations	—	—	(262)	—	(262)
Net increase/decrease in cash and equivalents	2,661	—	(13,733)	—	(11,072)

Cash and equivalents at beginning of period	$8,530	$—	$37,559	$—	$46,089

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Year Ended December 31, 2003

			Non-
		Subsidiary	Guarantor
(In thousands)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Operating Activities
Income/(loss) from continuing operations	$(40,621)	$14,561	$10,962	$(23,886)	$(38,984)
Depreciation and amortization	12,532	3,538	2,939	—	19,009
Deferred income taxes	(11,776)	—	(765)	—	(12,541)
Other non-cash items	316	50	—	—	366
Non-cash portion of restructuring charge	11,690	326	—	—	12,016
Goodwill impairment	23,153	—	—	—	23,153
Equity in earnings of subsidiaries	(23,886)	—	—	23,886	—
Changes in operating assets and liabilities	13,889	(11,217)	(5,442)	—	(2,770)

Net cash provided by/(used for) operating activities	(14,703)	7,258	7,694	—	249

Investing Activities
Additions to property, plant and equipment	(4,450)	(634)	(885)	—	(5,969)
Investments in rabbi trust	(4,289)	—	—	—	(4,289)
Disposal of assets	6	—	6	—	12

Net cash used for investing activities	(8,733)	(634)	(879)	—	(10,246)

Financing Activities
Financing fees and expenses paid	(52)	—	—	—	(52)
Net (payments) borrowings on revolving credit facilities	(551)	551	(1,122)	—	(1,122)
Intercompany borrowings (payments)	9,915	(7,175)	(2,740)	—	—
Other financing activities	—	—	(6)	—	(6)

Net cash provided by/(used for) financing activities	9,312	(6,624)	(3,868)	—	(1,180)

Effect of exchange rate on cash and equivalents	193	—	2,452	—	2,645
Net cash provided by/(used for) continuing operations	(13,931)	—	5,399	—	(8,532)

Net cash provided by discontinued operations	—	—	701	—	701
Net increase/(decrease) in cash and equivalents	(13,931)	—	6,100	—	(7,831)

Cash and equivalents at beginning of period	22,461	—	31,459	—	53,920
Cash and equivalents at end of period	$8,530	$—	$37,559	$—	$46,089

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Wolverine Tube, Inc.
     We have audited the accompanying consolidated balance sheets of Wolverine Tube, Inc. and Subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule II. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wolverine Tube, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Wolverine Tube, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Birmingham, Alabama
March 10, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Wolverine Tube, Inc.
     We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of Wolverine Tube, Inc. and Subsidiaries for the year ended December 31, 2003. Our audit also included the 2003 data in the financial statement schedule listed in the index at Item 15(a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Wolverine Tube, Inc. and Subsidiaries for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the 2003 data in the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

February 26, 2004
Birmingham, Alabama

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders Wolverine Tube, Inc.:
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Wolverine Tube, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of Wolverine Tube, Inc. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the internal control over financial reporting of Wolverine Tube, Inc. based on our audit.
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

     In our opinion, management’s assessment that Wolverine Tube, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, Wolverine Tube, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by COSO.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Wolverine Tube, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and our report dated March 10, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Birmingham, Alabama
March 10, 2006

Wolverine Tube, Inc. and Subsidiaries
Schedule II—Valuation and Qualifying Accounts

	Balance	Charged to	Charged to			Balance at
	Beginning of	Cost and	Other			End of
Description	Period	Expenses	Accounts	Deductions		Period
(In thousands)
Year ended December 31, 2005:
Deducted from assets accounts:
Reserve for sales returns and allowances	$510	404	1	(23)		$892
Allowances for doubtful accounts	449	245	1	(268)		427
Deferred tax valuation	3,569	12,637	3,842	—		20,048

Year ended December 31, 2004:
Deducted from assets accounts:
Reserve for sales returns and allowances	$658	$10	$—	$(158	)(1)	$510
Allowances for doubtful accounts	437	350	—	(338	)(2)	449
Deferred tax valuation	3,569	—	—	—		3,569

Year ended December 31, 2003:
Deducted from assets accounts:
Reserve for sales returns and allowances	$508	$327	$—	$(177	)(1)	$658
Allowances for doubtful accounts	481	238	(247)	(35	)(2)	437
Deferred tax valuation	2,385	1,184	—	—		3,569

(1)	Reduction of reserve, net of translation adjustments, for actual sales returns and allowances.

(2)	Uncollectible accounts written off from both continuing and discontinued operations, net of translation adjustments and recoveries.

S-1

Exhibit Index

Exhibit
Number	Description
10.40	2002 Change in Control, Severance and Non-Competition Agreement, dated as of July 12, 2002, by and between the Company and Garry K. Johnson.

10.41	Form of Letter for Amendment to Split Dollar Agreement Dated May 1, 1999

10.42	Form of Letter for Vesting of Underwater Options

21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.