Form 10-Q
period 2006-03-31
WOLVERINE TUBE INC
filed 2006-05-12
CIK 821407

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended April 2, 2006
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date:

Class	Outstanding as of May 9, 2006

Common Stock, $0.01 Par Value	15,068,207 Shares

FORM 10-Q
QUARTERLY REPORT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
(In thousands except per share amounts)	April 2, 2006	April 3, 2005

Net sales	$298,312	$213,482
Cost of goods sold	287,430	203,422

Gross profit	10,882	10,060
Selling, general and administrative expenses	7,630	8,308
Restructuring benefit	(14)	(82)

Operating income	3,266	1,834
Other expenses:
Interest expense, net	5,833	5,322
Amortization and other, net	709	12

(Loss) before income taxes	(3,276)	(3,500)
Income tax benefit	(1,159)	(1,018)

Net (loss)	$(2,117)	$(2,482)

Per share data:
(Loss) per common share – basic	$(0.14)	$(0.17)

Basic weighted average number of common shares	15,059	14,965

(Loss) per common share – diluted	$(0.14)	$(0.17)

Diluted weighted average number of common and common equivalent shares	15,059	14,965

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	April 2,
	2006	December 31,
(In thousands except share and per share amounts)	(Unaudited)	2005

Assets
Current assets
Cash and cash equivalents	$22,910	$27,329
Accounts receivable, net of allowances for doubtful accounts of $0.6 million in 2006 and $0.4 million in 2005	111,319	104,186
Inventories	154,119	146,705
Prepaid expenses and other	10,340	10,209

Total current assets	298,688	288,429

Property, plant and equipment, net	178,906	181,238
Deferred charges, net	7,285	7,726
Goodwill, net	77,107	77,064
Deferred income taxes	14,060	13,469
Notes receivable	813	831
Investments	48	8

Total assets	$576,907	$568,765

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$86,786	$71,802
Accrued liabilities	34,162	34,952
Short-term borrowings	477	248
Deferred income taxes	464	—

Total current liabilities	121,889	107,002

Long-term debt	237,663	234,920
Pension liabilities	37,813	42,889
Postretirement benefit obligation	19,642	19,722
Accrued environmental remediation	900	930

Total liabilities	417,907	405,463

Stockholders’ equity
Common stock, par value $0.01 per share; 40,000,000 shares authorized; 15,055,767 and 15,058,803 shares issued and outstanding as of April 2, 2006 and December 31, 2005, respectively	151	151
Additional paid-in capital	91,520	91,711
Retained earnings	83,617	85,734
Unearned compensation	—	(324)
Accumulated other comprehensive (loss), net of tax	(16,288)	(13,970)

Total stockholders’ equity	159,000	163,302

Total liabilities and stockholders’ equity	$576,907	$568,765

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
(In thousands)	April 2, 2006	April 3, 2005

Operating Activities
Net (loss)	$(2,117)	$(2,482)
Adjustments to reconcile net (loss) to net cash used for operating activities:
Depreciation and amortization	4,258	4,293
Deferred income taxes	23	(654)
Other non-cash items	(1,391)	1,395
Changes in operating assets and liabilities:
Accounts receivable, net	(34,276)	(21,042)
Sale of accounts receivable	26,000	—
Inventories	(7,286)	(6,325)
Income taxes receivable	(1,519)	(704)
Prepaid expenses and other	904	(4,250)
Accounts payable	14,708	16,747
Accrued liabilities including pension, postretirement benefit and environmental	(5,948)	(9,171)

Net cash used for operating activities	(6,644)	(22,193)

Investing Activities
Additions to property, plant and equipment	(1,236)	(3,406)
Disposals of property, plant and equipment	17	51

Net cash used for investing activities	(1,219)	(3,355)

Financing Activities
Financing fees and expenses paid	(49)	(2)
Net borrowing on revolving credit facilities	3,221	6,500
Issuance of common stock	57	403
Other financing activities	(2)	(857)

Net cash provided by financing activities	3,227	6,044
Effect of exchange rate on cash and cash equivalents	217	(250)

Net decrease in cash and cash equivalents	(4,419)	(19,754)

Cash and cash equivalents at beginning of period	27,329	35,017

Cash and cash equivalents at end of period	$22,910	$15,263

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
     We have prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.
     The accompanying condensed consolidated financial statements presented herewith reflect all adjustments (consisting of only normal and recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three month periods ended April 2, 2006 and April 3, 2005. The results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.
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
     As of April 2, 2006, the Company’s significant accounting policies, which are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, have not changed from December 31, 2005, except for the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment and the adoption of Statement of Financial Accounting Standards No. 151 (“SFAS 151”), Inventory Costs, an amendment of ARB No. 43, Chapter 4. See Notes 2 and 4 for additional information regarding the adoption of these Statements by the Company.
     Approximately $7.0 million and $6.6 million of cash included in cash on hand was restricted as of April 2, 2006 and December 31, 2005, respectively, and was not available for general corporate use.
     Our internal operational reporting cycle is used for quarterly financial reporting.

(2) Inventories
     Inventories are as follows:

	April 2, 2006	December 31, 2005

(In thousands)
Finished products	$62,275	$58,000
Work-in-process	41,019	38,983
Raw materials	24,247	23,545
Supplies	26,578	26,177

Totals	$154,119	$146,705

     In November 2004, the Financial Accounting Standards Board issued SFAS 151 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS 151 requires that these costs be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads be based on the normal capacity of the production facilities. SFAS 151 was effective for inventory costs incurred for fiscal years beginning after June 15, 2005. The Company adopted SFAS 151 on January 1, 2006. The adoption of this Statement did not have a material impact on our consolidated financial statements.
(3) Loss Per Share
     Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during each period. Where applicable, the diluted loss per share is calculated by including the effect of all dilutive securities, including stock options and unvested restricted stock. To the extent that stock options and unvested restricted stock are anti-dilutive, they are excluded from the calculation of diluted loss per share in accordance with Statement of Financial Accounting Standards No. 128 (“SFAS 128”), Earnings Per Share.
     The following table sets forth the computation of basic and diluted loss per share:

	Three months ended
(In thousands, except per share data)	April 2, 2006	April 3, 2005

Net loss	$(2,117)	$(2,482)

Weighted average shares and share equivalents outstanding:
Basic shares	15,059	14,965
Dilutive stock options and restricted shares	—	—

Diluted weighted average shares and share equivalents	15,059	14,965

Loss per common share – basic	$(0.14)	$(0.17)
Loss per common share – diluted	$(0.14)	$(0.17)
     We had additional potential dilutive securities outstanding representing 1.9 million and 1.0 million common shares for the three month periods ended April 2, 2006 and April 3, 2005, respectively. These were not included in the computation of potentially dilutive securities, because the options’ exercise prices were greater than the average market price of the common shares, or because the options and unvested restricted stock were anti-dilutive.
(4) Stock-Based Compensation Plans
     At December 31, 2005, we had stock-based employee and outside director compensation plans. Effective January 1, 2006, the Company adopted SFAS 123(R) utilizing the modified prospective method. SFAS 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options based on their fair values. The Company’s financial statements for the three months ended April 2, 2006 reflect the impact of SFAS 123(R).
     The 2003 Equity Incentive Plan (“2003 Equity Plan”) was adopted by the Board of Directors on March 25, 2003, was approved by the stockholders on May 14, 2003, and was amended on July 24, 2003. The 2003 Equity Plan provides for the issuance of awards in the form of stock options, restricted shares, stock appreciation rights and other additional awards to key executives and employees. The maximum number of shares of common stock that may be issued under the plan is limited to 850,000 shares, provided that no more than 250,000 shares may be issued in the form of awards other than options or stock appreciation rights. The duration of the 2003 Equity Plan is ten years.
     On March 22, 2001, the Board of Directors adopted the 2001 Stock Option Plan for Outside Directors (“2001 Directors’ Plan”) providing for the issuance of options for the purchase of up to 250,000 shares of our common stock. The 2001 Directors’ Plan allows us to compensate and reward our directors. The terms of the 2001 Directors’ Plan provides for the issuance of stock options to outside directors at the average price of our stock four days previous to the date of grant. The initial options granted at the time the Director joins the Board vest at 33.3% per year, but must be held one year before exercising. All subsequent grants vest immediately. All options terminate on the tenth anniversary of the date of grant.
     The 1993 Equity Incentive Plan (“1993 Equity Plan”) provided for the issuance of stock options, restricted shares, stock appreciation rights, and other additional awards to key executives and employees. The maximum number of shares provided for under the 1993 Equity Plan was 2,075,000 at a price as determined by our Compensation Committee. All options granted under the plan were issued at the market value at the date of the grant. Options granted prior to 1999 under the 1993 Equity Plan vested 20% on each anniversary thereafter and terminate on the tenth anniversary of the date of grant. Options granted in 1999 and subsequent years under the 1993 Equity Plan vested 33.3% on each anniversary thereafter and terminate on the tenth anniversary of the date of grant. Options granted under prior plans remain outstanding but are governed by the provisions of the 1993 Equity Plan. The 1993 Equity Plan terminated by its terms in 2003.
     In the third quarter of 2001, we made available to our U.S. and Canadian stock option holders under the 1993 Equity Plan and the 1993 Stock Option Plan for Directors’ the right to exchange options whose exercise price was $20.00 per share or greater, for new options to purchase one share for every two shares exchanged. We made the exchange offer available because a large number of stock options had exercise prices that were significantly higher than current trading prices of our common stock, and thus the stock options did not provide our employees and outside directors the incentive to acquire and maintain stock ownership in the Company and to participate in the Company’s long-term growth and success. As a result of this exchange of options, 836,860 shares with an average option price of $30.48 were canceled, 38,000 of which were under the 1993 Directors’ Plan. On April 11, 2002, six months and six business days after the date the options were cancelled, we granted 383,075 stock options, 19,000 of which were under the 1993 Directors’ Plan. New options granted under the 1993 Equity Plan have an exercise price of $8.60 per share, which was the closing price of our common stock on April 11, 2002. New options granted under the 1993 Directors’ Plan have an exercise price of $8.84 per share which was determined by the average market price of our stock on April 11, 2002 and the four preceding trading days. A stock option holder must have continued to have been employed by us or provide service to us through April 11, 2002 in order to have been eligible to receive the new options granted.
     In 2005, the Company accelerated the vesting of all out-of-the-money, unvested, non-qualified stock options held by officers and employees in anticipation of the impact of SFAS 123(R). All options priced above $7.42, the closing market price of the Company’s common stock on October 18, 2005, were considered to be out-of-the-money. The primary purpose of the accelerated vesting was to avoid recognizing compensation expense associated with these options upon adoption by the Company of SFAS 123(R). Without the acceleration, the Company estimates that pre-tax charges under SFAS 123(R) relating to these options would have been $0.7 million and $0.2 million in fiscal 2006 and 2007, respectively.
     Upon adoption of SFAS 123(R), the Company elected to value its share-based payment awards granted beginning in fiscal year 2006 using the Black-Scholes option-pricing model (“Black-Scholes model”), which was previously used for pro forma information. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of certain assumptions. The determination of fair value of share-based payment awards on the date of grant using the Black-Scholes model is affected by our stock price as well as the input of other subjective assumptions, including: expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility is determined based upon actual historical stock price movements over the expected option term. Expected pre-vesting forfeitures are estimated based on actual historical pre-vesting forfeitures for the expected option term. The expected option term is calculated using the “simplified” method permitted by Staff Accounting Bulletin No. 107, which the Company has applied in its adoption of SFAS 123(R). Our options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.
     The adoption of SFAS 123(R) resulted in stock-based compensation expense for the three month period ended April 2, 2006 of approximately $0.1 million, all of which was recorded to selling, general and administrative expense. This expense increased the loss per share by $0.01 per basic and diluted share for the quarter ended April 2, 2006. The Company recognized a deferred tax benefit from the stock-based compensation expense which was offset by a valuation allowance because the Company considers it is more likely than not that the related deferred tax assets will not be realized. The Company recorded stock-based compensation expense for the first quarter ended April 2, 2006 as follows:

Three Months Ended
(in thousands)	April 2, 2006

Stock-based compensation expense:
Non-qualified stock options	$57
Restricted stock	77

Total stock-based compensation expense	$134

     For the three month period ended April 3, 2005, the Company applied the intrinsic value method of accounting for stock options as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Since all options granted during the three month period ended April 3, 2005 had an exercise price equal to the closing market price of the underlying common stock on the grant date, no compensation expense was recognized. If compensation cost for the Company’s stock-based compensation plans had been recognized in the first quarter ended April 3, 2005 under the provisions of SFAS 123(R), the Company’s net loss and loss per share would have increased to the following pro forma amounts:

Three Months
Ended
(In thousands, except per share amounts)	April 3, 2005

Loss, as reported	$(2,482)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(135)

Pro forma loss	$(2,617)

Loss per share:
Basic – as reported	$(0.17)
Basic – pro forma	$(0.17)

Diluted – as reported	$(0.17)
Diluted – pro forma	$(0.17)

     Prior to the adoption of SFAS 123(R), the Company presented any tax benefits of deductions resulting from the exercise of stock options within operating cash flows in the Condensed Consolidated Statement of Cash Flows. SFAS 123(R) requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified and reported as both an operating cash outflow and a financing cash inflow upon adoption of SFAS 123(R). As discussed in Note 12 – Income Taxes below, as a result of the Company’s net operating losses, the excess tax benefits that would otherwise be available to reduce income taxes payable have the effect of increasing the Company’s net operating loss carry forwards. Accordingly, because the Company may not be able to realize these excess tax benefits, such benefits have not been recognized in the Condensed Consolidated Statement of Cash Flows for the three month period ended April 2, 2006.

     As of April 2, 2006, the Company had not yet recognized compensation expense on the following non-vested awards:

		Average Remaining
	Non-vested	Recognition Period
(in thousands)	Compensation	(Months)

Non-qualified stock options	$238	27
Restricted stock awards	$247	24

Total	$485	26

     The Company did not grant any new stock options during the first quarter of 2006. The determination of the fair value of the stock option awards, using the Black-Scholes model, incorporated the assumptions in the following table for stock options granted during the three month period ended April 3, 2005. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on historical volatility. Expected life is based on historical experience and consideration of changes in option terms:

For the
Quarterly
Period Ended
April 3, 2005

Expected stock price volatility	46.15%
Expected life (in years)	3
Risk-free interest rate	3.42%
Expected dividend yield	0%
Weighted average fair value	$3.09
     The following table summarizes stock options outstanding and changes during the quarterly period ended April 2, 2006:

			Weighted	Intrinsic
		Weighted	Average	Value of
		Average	Remaining	Unexercised
		Exercise	Life	in the Money
	Shares	Price	(Years)	Options

Options outstanding — January 1, 2006	1,911,116	$9.47	5.7	$216
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled or expired	46,250	9.53	—	—

Options outstanding — April 2, 2006	1,864,866	$9.47	5.5	$—
Options exercisable — April 2, 2006	1,792,199	$9.63	5.5	$—

     The range of exercise prices of the exercisable options and outstanding options at April 2, 2006 are as follows:

			Weighted
	Number of	Number of	Average
	Exercisable	Outstanding	Remaining
Weighted Average Exercise Price	Options	Options	Life (Years)

$4.05 - $4.11	206,057	206,057	6.9
$4.12 - $8.23	135,353	208,020	6.0
$8.24 - $12.34	1,158,823	1,158,823	5.7
$12.35 - $16.45	266,466	266,466	3.6
$16.46 - $20.57	18,500	18,500	3.6
$20.58 - $24.68	7,000	7,000	2.8

Totals	1,792,199	1,864,866	5.5

     Restricted stock award activity for the three months ended April 2, 2006 is summarized below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
	(in thousands)	per Award

Unvested Restricted stock awards — January 1, 2006	80,467	$7.51
Granted	—	—
Vested	15,579	8.93
Cancelled or expired	—	—

Unvested Restricted stock awards — April 2, 2006	64,888	$7.17

(5) Interest Expense
     The following table summarizes interest expense, net:

	Three months ended
	April 2, 2006	April 3, 2005

(in thousands)
Interest expense	$5,807	$5,413
Interest income	(147)	(67)
Effect of interest rate swap	198	45
Capitalized interest	(25)	(69)

Interest expense, net	$5,833	$5,322

(6) Debt
     The following table summarizes long-term debt:

	April 2, 2006	December 31, 2005

(In thousands)
Senior Notes, 7.375%, due August 2008	$134,856	$135,180
Discount on 7.375% Senior Notes, original issue discount amortized over 10 years	(67)	(75)
Senior Notes, 10.5%, due April 2009	99,400	99,400
Discount on 10.5% Senior Notes, original issue discount amortized over 7 years	(514)	(557)
Secured revolving credit facility	3,000	—
Other foreign facilities	1,102	1,104
Capitalized leases	135	112
Netherlands facility, 5.1%, due on demand	228	4

	238,140	235,168
Less short-term borrowings	(477)	(248)

Total	$237,663	$234,920

     Our liquidity facilities consist of a receivables sale facility of up to $45 million arranged by Wachovia Bank, National Association (“Wachovia”) (see Note 7); a secured revolving credit facility with Wachovia of up to $35 million; and a silver consignment and forward contracts facility with Bank of America, N.A., successor in interest to Fleet Precious Metals, Inc. (“BANA”) providing for up to the lesser of $17 million or the value of 2.0 million fine troy ounces of silver.
     On February 22, 2006, we amended each of these facilities.
     The terms of the amendment to the secured revolving credit facility included:
•	adjustments to the borrowing base calculation, including an increase in the book value of eligible equipment included in the borrowing base from $8 million to $11 million, as well as the inclusion of certain billet inventory in the borrowing base;

•	a provision permitting the filing of certain precautionary financing statements in connection with ordinary course tolling arrangements with customers; and

•	adjustments to certain reporting requirements.
     The terms of the amendment to the silver consignment and forward contracts facility included:
•	an adjustment to the consignment limit decreasing the maximum value of consigned silver available at any time under the consignment facility to the lesser of $17.0 million or the value of 2.0 million fine troy ounces of silver (as this limit may be changed from time to time by the parties), in either case less an amount equal to 20% of the face value of all outstanding forward contracts under the forward contracts facility;

•	an increase in the floating consignment fee on consigned silver from an annual rate of 4.50% to 5.25% (as this rate may be changed from time to time by BANA);

•	an increase in the frequency of precious metal inventory reporting to twice monthly; and

•	an agreement that BANA will not request additional letters of credit or other collateral for our obligations under the silver consignment and forward contracts facility until the earlier of the termination of the consignment facility, the termination of the forward contracts facility or the occurrence of an event of default.
     On April 4, 2006, we amended our secured revolving credit facility to permit the amendments to our receivables sale facility described in Note 7.
     All of our liquidity facilities have cross default provisions. As of April 2, 2006, we were in compliance with the covenants contained in all of our liquidity facilities.
     We had $3.0 million in borrowings outstanding under our secured revolving credit facility at April 2, 2006, and approximately $12.8 million of standby letters of credit outstanding thereunder. After taking into account an additional $5.2 million of reserves, other holdbacks and the reduction in availability as a result of the value of our interest rate swap, we had $13.7 million in additional borrowing availability under our secured revolving credit facility as of that date. As of December 31, 2005, we had no borrowings outstanding under our secured revolving credit facility, and approximately $12.5 million of standby letters of credit outstanding. After taking into account $9.9 million of reserves, other holdbacks and the reduction in availability as a result of the value of our interest rate swap, we had $11.9 million in additional borrowing availability under the secured revolving credit facility as of that date.
     Under our silver consignment and forward contracts facility at April 2, 2006, we had $16.6 million of silver in our inventory under the silver consignment facility, with a corresponding amount included in accounts payable, and $1.1 million committed to under the forward contracts facility. At December 31, 2005, we had $13.5 million of silver in our inventory under the silver consignment facility, with a corresponding amount included in accounts payable, and $1.1 million committed to under the forward contracts facility.
     See Liquidity and Capital Resources-Liquidity Facilities under Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed description of our secured revolving credit facility and our silver consignment and forward contracts facility.
(7) Receivables Sale Facility
     In April 2005, we established a three year receivables sale facility of up to $45 million arranged by Wachovia. We amended this facility on February 22, 2006 and on April 4, 2006.
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
     The Originators sell, or transfer as a contribution of capital, certain U.S. receivables, at a discount and without recourse, to DEJ, whose sole business purpose is the acquisition and financing of the receivables. DEJ can then further sell undivided interests in a specified portion of these receivables, as necessary, to Variable Funding Capital Company (“VFCC”) as assignee of Blue Ridge Asset Funding Corporation, or, to the extent that VFCC elects not to purchase, to Wachovia and certain other purchasers (the “Liquidity Banks”), pursuant to a Receivables Purchase Agreement among DEJ, Wolverine Finance, the Company, VFCC, the Liquidity Banks from time to time party thereto and Wachovia, as agent, in order to provide the funds required to purchase receivables from the Originators. Proceeds from the collection of the receivables are used by DEJ to purchase additional receivables from the Originators, repay VFCC and/or the Liquidity Banks in the event that sufficient additional receivables are not available to maintain its investment, and pay fees and expenses. The Company has guaranteed the performance by the other Originators of their obligations under the Receivables Sale Agreement and Wolverine Finance’s obligations under the Receivables Purchase Agreement. The Company structured the sale of receivables by the Originators to DEJ and the sale of receivable interests by DEJ as “true sales” under applicable laws. Any interests in the sold receivables which are retained by DEJ, the special purpose, bankruptcy-remote entity, will not be available to the Company or its creditors. VFCC and Wachovia have no recourse to the Company’s or the Originators’ assets for losses resulting from the financial inability of customers to pay amounts owed on the receivables when they become due. DEJ is a separate entity with its own creditors who, in the event of DEJ’s liquidation, will be entitled to a claim on DEJ’s assets prior to any distribution to the Company.
     Available Amounts. The amount of cash available to us from VFCC or the Liquidity Banks is based upon the amount of eligible receivables less certain reserves required by the facility. Accordingly, availability may fluctuate over time, perhaps materially, given changes in eligible receivables balances and calculation of reserves, but in no case will it exceed the facility’s $45 million purchase limit. The February 2006 amendments included certain adjustments to eligibility and reserve calculations that effectively increased availability under the facility within the existing $45 million commitment. Those amendments also instituted a weekly reporting and collections system.
     Based upon the servicing report prepared by Wolverine Finance as of April 2, 2006, the value of receivables eligible to be purchased by VFCC totaled approximately $45.0 million. We had utilized the purchase limit of $45.0 million as of April 2, 2006, leaving no availability under the facility as of this date.
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
     Wachovia, as agent for VFCC and the Liquidity Banks, can terminate purchases of receivables interests prior to the scheduled expiration date upon the occurrence of certain amortization events, including, among others, non-performance by us of payments or other agreements under the receivables sale facility; inaccuracy of the representations and warranties made in the facility documents; defaults with respect to other obligations of DEJ; defaults with respect to indebtedness in excess of $2.5 million of the Company or its subsidiaries other than DEJ; bankruptcy or insolvency events regarding us or any of our subsidiaries; certain statistics concerning collections of the receivables not meeting specified criteria; certain change of control events; the rendering of judgments in excess of specified amounts against DEJ, us or our subsidiaries; the termination of any of the transaction documents, the cessation of any transfers of receivables under the Receivables Sale Agreement or the ineffectiveness of our performance guarantee; the agent’s interest in the receivables ceasing to be valid; the outstanding amount received by us exceeding the $45 million purchase limit or the aggregate adjusted amount of outstanding receivables; certain events that materially adversely affect the credit quality of receivables or the Company and its subsidiaries taken as a whole; certain ERISA events; and defaults in any of the financial requirements contained in the Receivables Purchase Agreement, which are the same as the financial covenants required under the secured revolving credit facility. Under the February 2006 amendments, the termination of the agreement governing our current secured revolving credit facility was added as an amortization event under the Receivables Purchase Agreement.
     In accordance with the provisions of Statement of Financial Accounting Standards No. 140 (“SFAS 140”), Accounting for Transfers and Servicing of Financial Assets, the Company includes in accounts receivable in its consolidated balance sheets the portion of receivables sold to DEJ which have not been resold by DEJ to VFCC or the Liquidity Banks. At

April 2, 2006, the outstanding amount of investment by VFCC of commercial paper under the agreements was $45.0 million. Accordingly, accounts receivable in the consolidated balance sheets have been reduced by $45.0 million at April 2, 2006 representing the face amount of the outstanding receivables sold at that date.
April 2006 Amendments to Receivables Sale Facility
     On April 4, 2006, we amended our existing receivables sale facility to include certain Canadian accounts receivable originated by Wolverine Tube (Canada), Inc. (“WTCI”) as being eligible for sale, to add CIT Group/Business Credit, Inc. (“CIT/BC”) as a purchaser of receivables, and to increase the maximum amount available under the facility to $70 million.
     Under the amended facility, WTCI will participate in the receivables sale facility as an additional Originator (along with the Company and its other wholly owned subsidiaries Small Tube Manufacturing, LLC and Tube Forming, L.P.). The Company has guaranteed the performance by WTCI of its obligations under the facility.
     Under the amended facility, VFCC, CIT/BC and the Liquidity Banks (the “Purchasers”) will fund the $70 million purchase limit. CIT/BC will fund $25 million or 35.7% of the receivable interests purchases towards the new $70 million purchase limit. The remainder, or 64.3%, will be funded by VFCC and/or the Liquidity Banks. The $70 million purchase limit remains subject to the amount of eligible receivables and certain reserves required by the facility. Accordingly, availability under the amended receivables sale facility may continue to fluctuate over time, perhaps materially, given changes in eligible receivables balances and the amount of required reserves, but cannot exceed the facility’s $70 million purchase limit, an increase over the $45 million purchase limit in effect at April 2, 2006. Immediately prior to the amendment, we had $45 million outstanding under the original facility. On April 4, 2006, DEJ sold another $14 million in receivables interests to the Purchasers. As of April 4, 2006, and after giving effect to the $14 million additional takedown, the remaining availability under the amended facility was $11 million.
     Costs under the amended facility will depend on whether purchases are funded by VFCC, the Liquidity Banks or CIT/BC. To the extent that purchases are funded by VFCC, costs will be based on VFCC’s cost of funds for issuing commercial paper plus monthly fees based on the average aggregate daily outstanding balance funded by VFCC multiplied by a per annum rate of between 0.80% to 1.75%, depending on the fixed charge coverage ratio of the Company and its consolidated subsidiaries. To the extent that purchases are funded by the Liquidity Banks, costs, payable monthly, will generally accrue on outstanding balances at either (i) the LIBO rate plus a margin between 1.75% to 3.00%, depending on the fixed charge coverage ratio, or (ii) the greater of the prime rate or adjusted federal funds rate plus a margin between 0% to 0.5%, depending on the fixed charge coverage ratio. Costs on purchases funded by CIT/BC will be based on LIBOR plus 2.00%. Commitment fees, payable monthly are at a per annum rate of between 0.35% to 0.50% for Wachovia, depending on the fixed charge coverage ratio, and 0.50% for CIT/BC. The commitment fees will accrue on the unused portion of the facility. DEJ also pays certain fees and expenses of Wachovia, VFCC and CIT/BC, including an annual administration fee and audit and legal fees of VFCC, Wachovia and CIT/BC. The Company paid structuring fees to Wachovia and CIT/BC at closing.
(8) Contingencies
     We are subject to extensive environmental regulations imposed by local, state, federal and provincial authorities in the U.S., Canada, China, Portugal and Mexico with respect to air emissions, discharges to waterways, and the generation, handling, storage, transportation, treatment and disposal of waste material, and we have received various communications from regulatory authorities concerning environmental matters. We have accrued undiscounted estimated environmental remediation costs of $0.9 million as of April 2, 2006, consisting primarily of $0.8 million for the Ardmore, Tennessee facility and $0.1 million for the Decatur, Alabama facility. Based upon information currently available, we believe that the ultimate remediation costs for these matters are not reasonably likely to have a material effect on our business, financial condition or results of operations. However, actual costs related to these environmental matters could differ materially from the amounts we estimated and have accrued at April 2, 2006, and could result in additional exposure if these environmental matters are not resolved as anticipated.
(9) Comprehensive Income/(Loss)
     The following table summarizes comprehensive income/(loss) :

	Three months ended
	April 2, 2006	April 3, 2005

(In thousands)
Net income/(loss)	$(2,117)	$(2,482)
Translation adjustment for financial statements denominated in a foreign currency	568	(1,805)
Unrealized gain/(loss) on cash flow hedges, net of tax	(2,888)	1,921
Minimum pension liability adjustment, net of tax	2	6

Comprehensive income/(loss)	$(4,435)	$(2,360)

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
     Summarized financial information concerning our reportable segments is shown in the following table:

			Rod, Bar
	Commercial	Wholesale	& Other	Consolidated

(In thousands)
Three months ended April 2, 2006
Pounds shipped	64,780	22,783	4,641	92,204
Net sales	$214,599	$65,866	$17,847	$298,312
Gross profit	$8,308	$2,168	$406	$10,882

Three months ended April 3, 2005
Pounds shipped	55,455	23,411	4,893	83,759
Net sales	$153,070	$45,581	$14,831	$213,482
Gross profit/(loss)	$9,619	$(124)	$565	$10,060
     Information concerning enterprise-wide revenues by product line is shown in the following table:

	Three months ended
(In thousands)	April 2, 2006	April 3, 2005

Commercial Products:
Tube Products	$145,920	$97,374
Fabricated Products	44,932	36,070
Other Products	23,747	19,626

Sub-total	214,599	153,070

Wholesale Products	65,866	45,581
Rod, bar and other	17,847	14,831

Total	$298,312	$213,482

     Included in “Other Products” in commercial products above are the Company’s Metal Joining and Copper Alloy products lines, as individually each of those product lines represent less than 10% of the Company’s total sales for each year.
(11) Pension Expense
Defined Contribution Plans
     We have 401(k) plans covering substantially all of our U.S. employees. We recorded expense with respect to these plans of $0.5 million and $0.1 million for the three months ended April 2, 2006 and April 3, 2005, respectively. Beginning with the freezing of our U.S qualified and non-qualified retirement plans on February 28, 2006, contributions made under our defined contribution plans may include the following components: (i) a match, at the Company’s discretion, of employee salaries contributed to the plans; (ii) a contribution amount equal to 3%

of an employee’s annual salary; (iii) a “gain share” component upon the Company attaining certain financial performance targets; and (iv) a transition provision, providing for contributions for five years, based upon an employee’s age and years of service.
U.S. Qualified Retirement Plan
     The Company froze benefits accruing under its U.S. qualified retirement plan, effective February 28, 2006. The following table summarizes the components of net periodic pension cost for the U.S. Qualified Retirement Plan:

	Three months ended
(In thousands)	April 2, 2006	April 3, 2005

Service cost	$1,096	$1,237
Interest cost	12,302	2,522
Expected return on plan assets	(14,038)	(2,931)
Amortization of prior service cost	—	31
Amortization of net actuarial loss	1,401	449

Net periodic pension cost	$761	$1,308

U.S. Nonqualified Retirement Plan
     The Company previously had two non-qualified retirement plans in the U.S: the 2002 Supplemental Executive Retirement Plan (“Executive Plan”) and Supplemental Benefit Restoration Plan (“Restoration Plan”). The Executive Plan was terminated by the Company on December 9, 2005, effective December 16, 2005. No participants were vested under the Executive Plan on the date of termination other than a former CEO who retired on December 9, 2005. With the exception of the former CEO (whose Executive Plan benefits were partially paid in January 2006, with the remainder to be paid in June 2006), no further benefits are payable to any participant under the Executive Plan. Benefits due to the former CEO paid in January 2006 were paid from funds previously held in a rabbi trust and from the general operating funds of the Company. Funds to be paid to the former CEO in June 2006 will be paid from the general operating funds of the Company.
     Effective February 28, 2006, the Company also froze the accrual of benefits under its Restoration Plan. The following table summarizes the components of net periodic pension cost for the Restoration Plan for 2006 and the Restoration Plan and Executive Plan for 2005:

	Three months ended
(In thousands)	April 2, 2006	April 3, 2005

Service cost	$4	$64
Interest cost	20	122
Amortization of prior service cost	—	92
Amortization of loss	1	19
FAS 88 settlement	30	94

Net periodic pension cost	$55	$391

Canadian Plans
     The following table summarizes the components of net periodic pension cost for the Canadian pension plans:

	Three months ended
(In thousands)	April 2, 2006	April 3, 2005

Service cost	$223	$204
Interest cost	403	498
Expected return on plan assets	(458)	(514)
Amortization of prior service cost	36	32
Amortization of net actuarial loss	33	28

Net periodic pension cost	$237	$248

Postretirement Benefit Obligation
     In the first quarter of 2006, we also announced changes to our postretirement benefit program. Effective February 28, 2006, we eliminated subsidies for retiree medical insurance for employees who were not at least age 55 (age 57 for employees located in Altoona, PA) as of February 28, 2006.
     The following table summarizes the components of the net periodic costs for postretirement benefits:

	Three months ended
(In thousands)	April 2, 2006	April 3, 2005

Service cost	$128	$184
Interest cost	282	283
Amortization of prior service cost	(12)	38
Amortization of deferred gain	(5)	11

Net periodic pension cost	$393	$516

(12) Income Taxes
     The Company has significant unused U.S. federal, state and foreign net operating loss carryforwards that expire at various times beginning in 2008 through 2025. Because it has been determined that it is more likely than not that some of these deferred tax assets will not be realized, the Company has recorded valuation allowances for all of its U.S. deferred tax assets.
     The income tax benefit of $1.0 million for the first three months of 2005 is net of a $0.5 million tax charge related to the repatriation of $10.2 million from China under the American Jobs Creation Act of 2004 that occurred on February 28, 2005.
(13) Litigation
     Our facilities and operations are subject to extensive environmental laws and regulations, and we are currently involved in various proceedings relating to environmental matters (See Note

8). We are not involved in any legal proceedings that we believe could have a material adverse effect upon our business, operating results or financial condition.
(14) Condensed Consolidating Financial Information
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

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
For the Three Months Ended April 2, 2006
(Unaudited)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)
Net sales	$177,929	$51,060	$96,248	$(26,925)	$298,312
Cost of goods sold	171,918	45,226	97,211	(26,925)	287,430

Gross profit/(loss)	6,011	5,834	(963)	—	10,882
Selling, general and administrative expenses	5,687	791	1,152	—	7,630
Restructuring charges/(benefit)	(48)	(7)	41	—	(14)

Operating income/(loss)	372	5,050	(2,156)	—	3,266
Other expense/(income):
Interest expense, net	5,381	(4)	456	—	5,833
Amortization and other, net	1,741	(1,674)	642	—	709
Equity in earnings of subsidiaries	2,418	—	—	(2,418)	—

Income/(loss) before income taxes	(4,332)	6,728	(3,254)	(2,418)	(3,276)
Income tax provision/(benefit)	(2,215)	2,289	(1,233)	—	(1,159)

Net income/(loss)	$(2,117)	$4,439	$(2,021)	$(2,418)	$(2,117)

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
For the Three Months Ended April 3, 2005
(Unaudited)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)
Net sales	$120,171	$42,315	$70,343	$(19,347)	$213,482
Cost of goods sold	117,181	38,413	67,175	(19,347)	203,422

Gross profit	2,990	3,902	3,168	—	10,060
Selling, general and administrative expenses	6,259	803	1,246	—	8,308
Restructuring charges/(benefit)	(168)	—	86	—	(82)

Operating income/(loss)	(3,101)	3,099	1,836	—	1,834
Other expense/(income):
Interest expense, net	5,479	(11)	(146)	—	5,322
Amortization and other, net	3,272	(3,623)	363	—	12
Equity in earnings of subsidiaries	5,765	—	—	(5,765)	—

Income/(loss) before income taxes	(6,087)	6,733	1,619	(5,765)	(3,500)
Income tax provision/(benefit)	(3,605)	2,289	298	—	(1,018)

Net income/(loss)	$(2,482)	$4,444	$1,321	$(5,765)	$(2,482)

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
April 2, 2006
(Unaudited)

			Non-
		Subsidiary	Guarantor
(In thousands)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$11,243	$—	$11,667	$—	$22,910
Accounts receivable, net	7,788	11,653	91,878	—	111,319
Inventories	71,262	47,140	35,717	—	154.119
Prepaid expenses and other	6,972	1,753	1,615	—	10,340

Total current assets	97,265	60,546	140,877	—	298,688

Property, plant and equipment, net	106,391	26,349	46,166	—	178,906
Deferred charges, net	5,014	110	2,161	—	7,285
Deferred taxes, non-current	7,386	(7,385)	14,059	—	14,060
Goodwill, net	—	75,504	1,603	—	77,107
Notes receivable	—	—	813	—	813
Prepaid pension and other	—	—	48	—	48
Investments in subsidiaries	487,721	325	—	(488,046)	—

Total assets	$703,777	$155,449	$205,727	$(488,046)	$576,907

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$44,806	$22,291	$19,689	$—	$86,786
Accrued liabilities	7,828	19,958	6,376	—	34,162
Short-term borrowings	—	24	453	—	477
Deferred income taxes	6	(211)	669		464
Intercompany balances	207,396	(211,541)	4,145	—	—

Total current liabilities	260,036	(169,479)	31,332	—	121,889

Long-term debt	236,674	51	938	—	237,663
Pension liabilities	36,120	39	1,654	—	37,813
Postretirement benefit obligation	11,047	—	8,595	—	19,642
Accrued environmental remediation	900	—	—	—	900

Total liabilities	544,777	(169,389)	42,519	—	417,907

Stockholders’ equity	159,000	324,838	163,208	(488,046)	159,000

Total liabilities and stockholders’ equity	$703,777	$155,449	$205,727	$(488,046)	$576,907

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
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

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended April 2, 2006
(Unaudited)

			Non-
		Subsidiary	Guarantor
(In thousands)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Operating Activities
Income /(loss) from continuing operations	$(2,117)	$4,439	$(2,021)	$(2,418)	$(2,117)
Depreciation and amortization	2,478	785	995	—	4,258
Deferred income taxes	30	—	(7)	—	23
Other non-cash items	(1,458)	7	60	—	(1,391)
Equity in earnings of subsidiaries	(2,418)	—	—	2,418	—
Changes in receivables sale facility	—	—	26,000	—	26,000
Changes in operating assets and liabilities	39,837	(41,340)	(31,914)	—	(33,417)

Net cash provided by/(used for) operating activities	36,352	(36,109)	(6,887)	—	(6,644)

Investing Activities
Additions to property, plant and equipment	(893)	(162)	(181)	—	(1,236)
Other	659	49	(691)	—	17

Net cash used for investing activities	(234)	(113)	(872)	—	(1,219)

Financing Activities
Issuance of common stock	57	—	—	—	57
Financing fees and expenses paid	(46)	—	(3)	—	(49)
Net borrowings on revolving credit facilities	2,871	123	227	—	3,221
Intercompany borrowings (payments)	(32,449)	36,098	(3,649)	—	—
Other financing activities	—	—	(2)	—	(2)

Net cash provided by/(used for) financing activities	(29,567)	36,221	(3,427)	—	3,227

Effect of exchange rate on cash and cash equivalents	121	1	95	—	217

Net decrease in cash and cash equivalents	6,672	—	(11,091)	—	(4,419)
Cash and cash equivalents at beginning of period	4,571	—	22,758	—	27,329

Cash and cash equivalents at end of period	$11,243	$—	$11,667	$—	$22,910

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended April 3, 2005
(Unaudited)

			Non-
		Subsidiary	Guarantor
(In thousands)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Operating Activities
Income /(loss) from continuing operations	$(2,482)	$4,444	$1,321	$(5,765)	$(2,482)
Depreciation and amortization	2,753	762	778	—	4,293
Other non-cash items	941	15	(215)	—	741
Equity in earnings of subsidiaries	(5,765)	—	—	5,765	—
Changes in operating assets and liabilities	(8,102)	(9,473)	(7,170)	—	(24,745)

Net cash used for operating activities	(12,655)	(4,252)	(5,286)	—	(22,193)

Investing Activities
Additions to property, plant and equipment	(1,990)	(333)	(1,083)	—	(3,406)
Other	21	186	(156)	—	51

Net cash used for investing activities	(1,969)	(147)	(1,239)	—	(3,355)

Financing Activities
Financing fees and expenses paid	(2)	—	—	—	(2)
Net borrowings on revolving credit facilities	6,500	—	—	—	6,500
Intercompany borrowings/(payments)	(10,610)	4,399	6,211	—	—
Issuance of common stock	403	—	—	—	403
Other financing activities	10,225	—	(11,082)	—	(857)

Net cash provided by/(used for) financing activities	6,516	4,399	(4,871)	—	6,044

Effect of exchange rate on cash and cash equivalents	(182)	—	(68)	—	(250)

Net increase/(decrease) in cash and cash equivalents	(8,290)	—	(11,464)	—	(19,754)
Cash and cash equivalents at beginning of period	11,191	—	23,826	—	35,017

Cash and cash equivalents at end of period	$2,901	$—	$12,362	$—	$15,263

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
     These forward-looking statements are subject to various risks and uncertainties which could cause actual results to differ materially from those stated or implied by such forward-looking statements. We undertake no obligation to publicly release any revision of any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof, or to reflect the occurrence of unanticipated events. Information concerning risk factors is contained under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, as well as in the section entitled “Risk Factors” in Part II, Item 1A of this report. You should carefully consider all of the risks and all other information contained in or incorporated by reference in this report and in our filings with the SEC. These risks are not the only ones we face. Additional risks and uncertainties not presently known to us, or which we currently consider immaterial, also may adversely affect us. If any of these risks actually occur, our business, financial condition and results of operations could be materially and adversely affected.
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
Results of Operations
     The following discussion summarizes the significant factors affecting the consolidated operating results of the Company for the three month periods ended April 2, 2006 and April 3, 2005. This discussion should be read in conjunction with the unaudited consolidated financial statements and notes to the unaudited consolidated financial statements contained in Item 1 above, and the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Executive Summary
     We incurred a loss in the first quarter of 2006 of approximately $2.1 million, or $0.14 per share. Gross profit and operating income, however, improved in the first quarter of 2006 versus the first quarter of 2005. Gross profit increased 8.2% to $10.9 million, from $10.1 million in the first quarter of 2005, and operating income increased 78% in the quarter to $3.3 million, from $1.8 million in the first quarter of 2005. The overall increase in gross profit is mainly attributable to improved gross profit realized in our wholesale products segment, partly offset by declines in our commercial products and rod and bar segments. The improvement in operating income is mainly the result of a 10% increase in shipments, along with cost reductions resulting from the corporate and support function restructuring which occurred in the third quarter of 2005.
     The improvement in shipments was driven by a 17% increase in shipments in our commercial products segment. Increased demand for industrial tube and fabricated products created by the changeover to 13 SEER units manufactured by residential HVAC companies require double-digit increases in the amount of copper used, as compared to 10 SEER units. In addition, the recovery in wholesale pricing that began in the latter part of 2005 continued during the first quarter of 2006. Pricing in several of our commercial product lines also showed improvement due to a change to a richer product mix, with industrial tube, large technical tube and our joining products businesses leading the way.
     Copper prices have continued their unprecedented climb, reaching record highs during the quarter. Copper prices have now been joined by silver and other non-ferrous metals that we use in our products, all of which have increased substantially in price during the last six months. The significant rise in metal prices continues to impact working capital needs, requiring us to amend our liquidity facilities to provide additional cash availability, and consider shortening our commercial customers’ payment terms, which we did following the end of the quarter, effective April 25, 2006.
Share-based Compensation Expense
     Effective January 1, 2006, we adopted SFAS 123(R) using the modified prospective transition method, which requires measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options, based on fair values. Our financial statements for the three months ended April 2, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in our Condensed Consolidated Statements of Operations for the three months ended April 2, 2006 included compensation expense for unvested share-based payment awards granted prior to December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), we elected to attribute the value of stock-based compensation to expense over the periods of requisite service during which each tranche of share options is earned, which was previously used for our pro forma information required under SFAS 123. We did not make any new stock option grants in the first quarter of 2006.
     In 2005, the Company accelerated the vesting of all out-of-the-money, unvested, non-qualified stock options held by officers and employees in anticipation of the impact of SFAS 123(R). All options priced above $7.42, the closing market price of the Company’s common stock on October 18, 2005, were considered to be out-of-the-money. The primary purpose of the accelerated vesting was to avoid recognizing compensation expense associated with these options upon adoption by the Company of SFAS 123(R). Without the acceleration, the Company estimates that pre-tax charges under SFAS 123(R) relating to these options would have been $0.7 million and $0.2 million in fiscal 2006 and 2007, respectively.
     Upon adoption of SFAS 123(R), we elected to value our share-based payment awards granted beginning in fiscal year 2006 using the Black-Scholes model, which we previously used for the pro forma information required under SFAS 123. The determination of fair value of share-based payment awards on the date of grant using the Black-Scholes model is affected by our stock price as well as the input of other subjective assumptions. The Black-Scholes model requires a number of assumptions, of which the most significant are: expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility is determined based upon actual historical stock price movements over the expected option term. Expected pre-vesting forfeitures are estimated based on actual historical pre-vesting forfeitures for the expected option term. The expected option term is calculated using the “simplified” method permitted by SAB 107. Our options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.
     The adoption of SFAS 123(R) increased the loss per share by $0.01 per basic and diluted share for the quarter ended April 2, 2006. See Note 4 to the Notes to Unaudited Condensed Consolidated Financial Statements for further detail on the impact of SFAS 123(R) on the Company’s Condensed Consolidated Financial Statements.

For the Three Months Ended April 2, 2006 Compared to the Three Months Ended April 3, 2005
     The change in pounds shipped, in total and by business segment, was as follows:

	Pounds Shipped
	For the Three Months Ended		Increase/	% Increase/
(In thousands, except for percentages)	April 2, 2006	April 3, 2005	(Decrease)	(Decrease)

Commercial products	64,780	55,455	9,325	16.8%
Wholesale products	22,783	23,411	(628)	(2.7)
Rod, bar and other products	4,641	4,893	(252)	(5.2)

Total	92,204	83,759	8,445	10.1%

     The increase in pounds shipped in the commercial products segment was due primarily to an increase in demand for industrial tube and fabricated products. This growth reflects a 28.1% increase in demand from the production of 13 SEER residential air conditioning units. While demand for industrial tube in the residential air conditioning and appliance industries increased, demand for industrial tube used in other commercial applications was down slightly. Shipments of technical tube used in commercial chiller units decreased by 6.8% in the first quarter of 2006 versus 2005 due to lower shipments in the U.S., partially offset by growth in China and Europe due to expanding our product offering and market share gains in both of these geographic locations. The decrease in pounds shipped in the wholesale products segment is primarily due to the impact of erratic and rising copper prices on wholesale demand. This product segment of our business is the most susceptible to substitution by products produced from materials other than copper. The decrease in pounds shipped in the rod, bar and other products segment quarter over quarter is principally due to reduced customer demand surrounding the 2005 strike at our Montreal, Quebec facility.
     The recovery from the 2005 Montreal strike and subsequent slow ramp-up continues to be addressed and in the first quarter of 2006, we saw some positive improvement in operations. Late in the first quarter of 2006, we began to approach acceptable business performance in Montreal. Operationally, we must continue to achieve the performance levels we saw late in the first quarter of 2006 in our Montreal facility, with continuous improvement required. Our management team is very focused on this facility and we continue to work with employees and the union to realize appropriate results in the coming months.
     The change in sales, in total and by business segment, was as follows:

	Net Sales
	For the Three Months Ended		$	%
(In thousands, except for percentages)	April 2, 2006	April 3, 2005	Increase	Increase

Commercial products	$214,599	$153,070	$61,529	40.2%
Wholesale products	65,866	45,581	20,285	44.5
Rod, bar and other products	17,847	14,831	3,016	20.3

Total	$298,312	$213,482	$84,830	39.7%

     Overall, the increase in revenue is the result of the rise in the average COMEX price of copper increasing to $2.25 per pound in the first quarter of 2006 from $1.47 per pound in the same period a year ago. Average unit fabrication revenues (net sales less the sales value of metal) increased three cents per pound to $1.06 per pound in 2006, versus $1.03 per pound in 2005, primarily reflecting increases in our wholesale product segment, as well as in industrial tube, technical tube and our joining products. However, fabrication revenues declined in the first quarter of 2006 versus 2005 for our fabricated products group, due to a shift in product mix within this group.
     Commercial product sales increased $0.55 per pound, to $3.31 per pound in 2006 versus $2.76 per pound in 2005, a 19.9% increase. The majority of the improvement is due to the sharp rise in copper prices quarter over quarter, offset by a decrease in fabrication revenues from $1.27 per pound in 2005 to $1.21 per pound in 2006. Wholesale product sales increased $0.94 per pound, to $2.89 per pound in 2006 versus $1.95 in the first quarter of 2005, a 48.2% increase. This increase in price reflects the rising COMEX price of copper, and a 36.9% improvement in unit fabrication revenues, aided by the impact of a stronger Canadian dollar. Rod, bar and other product sales increased to $17.8 million, or 20.3% from the first quarter of 2005, primarily reflecting the increase in copper prices. Net sales in our distribution business in the Netherlands increased by 5.8% to $5.1 million in the first quarter of 2006. On a per unit basis, net sales for rod and bar products increased 36.4% in the first quarter of 2006 over the same period a year ago to $2.67 per pound, reflecting the increase in copper prices. Fabrication revenue increased $0.05 per pound period over period.
     The change in gross profit/(loss), in total and by business segment, was as follows:

	Gross Profit/(Loss)
	For the Three Months Ended		$ Increase/	% Increase/
(In thousands, except for percentages)	April 2, 2006	April 3, 2005	(Decrease)	(Decrease)

Commercial products	$8,308	$9,619	$(1,311)	(13.6)%
Wholesale products	2,168	(124)	2,292	*NM
Rod, bar and other products	406	565	(159)	(28.1)

Total	$10,882	$10,060	$822	8.2%

*	NM – not meaningful
     The overall increase in gross profit is mainly attributable to improved gross profit realized in our wholesale products segment, offset by declines in our commercial products and rod and bar segments. Gross profit was also negatively affected during the first quarter of 2006 by the continued strengthening of the Canadian dollar and by continued productivity challenges at our Montreal, Quebec facility. The negative impact on the first quarter 2006 results from the strengthening Canadian dollar versus 2005 was approximately $0.6 million. For the first quarter of 2006, the percentage of sales made by our Canadian facilities denominated in U.S. dollars was approximately 48%.
     Unit manufacturing costs for the first quarter of 2006 were $0.92 per pound, as compared to $0.90 per pound in the first quarter of 2005. This 2006 unit manufacturing cost also includes a negative 1.5 cents per pound translation impact on manufacturing costs due to the year-over-year strength of the Canadian dollar versus the U.S. dollar. The cost to manufacture in the first quarter of 2006 includes the impact of a rich mix of products produced, higher energy and freight costs and general inflationary cost increases.
     Gross profit for the commercial products segment declined to $8.3 million in the first quarter of 2006 from $9.6 million in the same period a year ago due to lower fabrication revenues, from a shift in product mix and slightly higher costs to manufacture. These factors more than offset the improved demand. The decrease in fabrication revenues reflects a change in the mix of products sold, with increased shipments of some lower margin fabricated products. Gross profit for wholesale products improved in the first quarter of 2006 principally due to significantly enhanced pricing partially offset by higher manufacturing costs. Gross profit for rod, bar and other products decreased mostly due to a decrease in gross profit in our European distribution business. This decline was offset somewhat by improvements in our rod and bar business in the first quarter of 2006.
     Selling, general and administrative (“SG&A”) expenses were $7.6 million in the first quarter of 2006 versus $8.3 million in the first quarter of 2005, a decrease of $0.7 million or 8.4%. The decrease in SG&A expense in the first quarter of 2006 as compared to 2005 reflects the impact of the corporate and support function restructuring announced in the third quarter of 2005, offset partly by an increase in financial advisory consulting fees.
     Interest expense (net) in the first quarter of 2006 was $5.8 million, as compared to $5.3 million in the same period in 2005, an increase of $0.5 million or 9.4%. The increase in interest expense reflects the increased utilization of our receivables sale facility in the first quarter of 2006 as compared to the amount borrowed under our secured revolving credit facility in the first quarter of 2005, largely the result of the impact of higher metal prices on working capital. In addition, year over year increases in variable interest rates along with reduced benefits from our interest rate swap as a result of the increasing interest rates also had an impact on interest expense.
     A tax benefit was recorded for the first quarter of 2006 of $1.2 million, or approximately 35% of the taxable loss. The tax benefit recorded in the first quarter of 2005 was $1.0 million, or approximately 29% of the taxable loss. This tax benefit is net of a $0.5 million tax charge related to the repatriation of $10.2 million from China under the American Jobs Creation Act of 2004, as well as a greater proportion of earnings in jurisdictions where the tax rate is lower due to income tax holidays, and to a greater extent, from losses which were incurred in jurisdictions where the tax rates are higher. In the fourth quarter of 2005, the Company recorded a non-cash charge to establish a valuation allowance for its U.S. deferred tax assets. The establishment of this valuation allowance, if recorded in the first quarter of 2005, would have reduced the tax benefit recognized in that quarter.

Liquidity and Capital Resources
     The following table sets forth selected information concerning our financial condition:

	April 2, 2006	December 31,
	(Unaudited)	2005

(In thousands)
Cash and cash equivalents	$22,910	$27,329
Working capital	176,799	181,427
Total debt	238,140	235,168
Current ratio	2.45	2.70

Overview and Outlook
     We have reported operating and restructuring losses for seven consecutive quarters. Our business has not generated sufficient unrestricted cash flow from operations during this time period to satisfy our working capital needs, interest payment obligations, capital expenditures and other cash requirements. These losses, along with increasing working capital requirements caused by the significant rise in copper and other metal prices, has required us to utilize amounts available under our receivables sale facility and our secured revolving credit facility to fund these requirements. Our normal working capital requirements also typically increase during the first and second quarters of our fiscal year, thereby exacerbating the above liquidity issues.
     On February 1, 2006, Standard and Poor’s Ratings Services (S&P) lowered its rating on our outstanding debt to CCC from CCC+, with an outlook of negative. S&P’s expectation is that higher copper prices and operating losses will result in a continued drain of our liquidity position.
     On April 27, 2006, Moody’s Investor Service (“Moody’s”) downgraded our senior unsecured notes to Caa2 from Caa1 and our corporate family rating to Caa1 from B3, with an outlook of negative. Key factors stated by Moody’s in their downgrade decision include 1) a weak liquidity profile, 2) vulnerability to raw material cost inflation, 3) significant customer concentration risks, 4) substantial financial leverage and modest interest coverage, and 5) expectations for negative free cash flow in 2006. The ratings positively reflect our leading market position in several of our product lines, the diversity of our copper tube offerings, and the new 13 SEER federal mandate that augurs well for long-term demand.
     Working with our commercial banks, on April 4, 2006, we completed amendments to our secured revolving credit facility and our receivables sale facility to allow the sale of certain Canadian accounts receivable originated by Wolverine Tube (Canada), Inc. under the receivables sale facility, add CIT Group/Business Credit, Inc. as a purchaser of receivables, and increase the maximum amount available under the facility to $70 million. This increased the combined maximum availability under the secured revolving credit facility and the receivables sale facility up to $105.0 million, subject to eligibility, borrowing base, reserves and other limitations. As of May 4, 2006, our utilization of the receivables sale facility was $69.0 million, leaving $1.0 million in additional availability thereunder. Under our secured revolving credit facility, $12.8 million in letters of credit and no revolving loans were outstanding as of May 4, 2006. Taking into consideration $5.2 million in reserves and other holdbacks and the reduction in availability as a result of the value of our interest rate swap, we had approximately $16.7 million in additional borrowing availability as of that date. We believe that the availability under our liquidity facilities, combined with the unrestricted cash on hand in North America, should provide the necessary liquidity required during the first half of 2006.
     We and our financial advisors are evaluating refinancing or restructuring alternatives in anticipation of the upcoming maturities of our secured revolving credit facility and receivables sale facility in 2008, and senior note issues in 2008 and 2009, as well as our future projected short-term liquidity needs. Because of restrictions on incurring additional debt and other limitations contained in our senior note indentures and financing agreements (primarily the indenture covenants that generally restrict our ability to incur secured indebtedness for borrowed money in an aggregate amount greater than 10% of our consolidated net tangible assets (which was $35.8 million at April 2, 2006), unless we equally and ratably secure the senior notes), along with our already significant leverage and our current financial condition and credit ratings, we may not be able to obtain additional incremental liquidity through our existing secured revolving credit facility or through a new secured or unsecured lending arrangement.
     With our current cash balances, amounts available under our amended liquidity facilities and anticipated cash flow from continuing operations, we believe that we will be able to satisfy existing working capital needs, debt service obligations and capital expenditure and other cash requirements in the near to mid term. If, however, we are not able to satisfy these obligations because we are unable to generate sufficient cash from operations, access sufficient available funds under our liquidity facilities or refinance or obtain additional liquidity sources, or if copper prices continue to increase beyond our capacity to cover these increased costs, or because of other adverse changes in our business, we may face a default and acceleration of our debt, possibly leading to bankruptcy or insolvency. See the discussion of related risks under “Part I Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 and in “Part II Item 1A – Risk Factors” of this report below.
Sources of Liquidity
     Our principal sources of liquidity are cash and cash equivalents, cash provided by operations, and cash available under our liquidity facilities.
     Cash and cash equivalents. For the first three months of 2006, cash and cash equivalents decreased by $4.4 million. Cash and cash equivalents as of April 2, 2006 and December 31, 2005 were $22.9 million and $27.3 million, respectively, of which $10.8 million and $15.9 million, respectively, were held by subsidiaries located outside the U.S. On February 28, 2005, the Company took advantage of the special 85% dividends received deduction on the repatriation of certain foreign earnings offered under the American Jobs Creation Act of 2004 and repatriated approximately $10.2 million in previously unremitted earnings from its Chinese subsidiary. These funds had historically been considered “indefinitely invested”, and thus unavailable for use in the U.S. The repatriation of these funds was used to reduce the Company’s domestic borrowings.

     Approximately $7.0 million and $6.6 million of cash included in cash on hand was restricted as of April 2, 2006 and December 31, 2005, respectively, and was not available for general corporate use. Restricted cash at April 2, 2006 includes $4.3 million in margin deposits related to the Company’s metal and natural gas hedge program, $1.2 million as collateral to secure the Company’s travel and purchase credit card programs, $0.6 million to secure a letter of credit for a loan made by the Portuguese government, $0.4 million as a deposit for the Monterrey, Mexico facility lease, $0.3 million in escrow related to the sale of the Company’s former Roxboro, NC facility, and $0.2 million to secure payment of GST taxes with the Canadian Border Services Agency. Restricted cash at December 31, 2005 included $2.4 million related to deposits for margin calls on our metal and natural gas hedge programs, a $1.4 million deposit with Bank of America related to our silver consignment facility, $1.2 million as collateral to secure our travel and purchase credit card programs, $0.7 million to secure a letter of credit for a loan made by the Portuguese government, $0.4 million as a deposit for the Monterrey, Mexico facility lease, $0.3 million in escrow related to the sale of our former Roxboro, North Carolina facility, and $0.2 to secure a letter of credit for the Canadian Customs Bureau.
     Cash used for operations. Cash used for operating activities in the first three months of 2006 was $6.6 million. Cash used for operating activities in the first three months of 2005 was $22.2 million. The decrease in cash used by operations in 2006 versus 2005 is the result of the sale of accounts receivable under the Company’s receivables sale facility of $26.0 million, which offset increases in accounts receivable. Without the sale of accounts receivable, cash used for operating activities would have been $32.6 million.
     Borrowings under our secured revolving credit facility. We had $3.0 million in borrowings outstanding under our secured revolving credit facility at April 2, 2006, and approximately $12.8 million of standby letters of credit outstanding thereunder. After taking into account an additional $5.2 million of reserves, other holdbacks and the reduction in availability as a result of the value of our interest rate swap, we had $13.7 million in additional borrowing availability under our secured revolving credit facility as of that date. As of December 31, 2005, we had no borrowings outstanding under our secured revolving credit facility, and approximately $12.5 million of standby letters of credit outstanding. After taking into account $9.9 million of reserves, other holdbacks and the reduction in availability as a result of the value of our interest rate swap, we had $11.9 million in additional borrowing availability under the secured revolving credit facility as of that date. Our ability to borrow under our secured revolving credit facility depends on the amount of available borrowing base, and our compliance with all covenants contained in the agreement. See “Liquidity Facilities – Secured Revolving Credit Facility” below.
     Cash from our receivables sale facility. The amount of cash available to us under our receivables sale facility is based upon the amount of eligible receivables and certain reserves required by the facility. Accordingly, availability may fluctuate over time, but in no case can it exceed the facility’s purchase limit (which was $45.0 million at April 2, 2006). Based upon a servicing report as of April 2, 2006, the value of receivables eligible to be purchased totaled approximately $45.0 million. We had utilized $45.0 million under the facility at April 2, 2006, leaving no additional availability as of this date. See “Liquidity Facilities — Receivables Sale Facility” below.

Uses of Liquidity
     Our principal uses of liquidity are funding operations, working capital needs, capital expenditures and interest, the funding of payments related to our outstanding debt and other financing facilities, and the funding of pension obligations.
     Working capital needs. As noted above, net cash used for operating activities in the first three months of 2006 was $6.6 million, as compared to cash used for operating activities of $22.2 million for the first three months of 2005. The $6.6 million of cash used in 2006 is net of $26.0 million of receivables sold. The continued rapid and unprecedented increase in copper and other non-ferrous metal prices has significantly increased our working capital requirements, causing our levels of accounts receivable and inventory to be higher in 2006 than in 2005. This increase in working capital is in spite of significant reductions in pounds of product carried in inventory and improvements made in the number of days sales outstanding for receivables. Copper prices during the first quarter 2006 rose from $2.16 per pound at December 31, 2005 to $2.49 per pound at April 2, 2006. This increase in working capital requirements has been exacerbated as suppliers have generally shortened credit terms related to the purchase of metal. Due to the normal seasonality of our business, we have historically drawn-down on our liquidity facilities during the first half of the year. However, escalating copper prices, increased purchases due to increased volumes, and shortened payment terms have required us to utilize our liquidity facilities more in the first quarter of 2006 than in previous periods.
     Capital expenditures. In the first three months of 2006, capital expenditures totaled $1.2 million versus $3.4 million in the first three months of 2005. Capital expenditures include asset replacement, environmental and safety compliance, cost reduction and productivity improvement items, and expenditures for our Monterrey, Mexico manufacturing facility. The reduction in capital expenditures in 2006 versus 2005 reflect a lower level of capital projects at our Monterrey, Mexico facility. Our capital spending plan for 2006 is forecasted to be $8 to $10 million.
     Payments related to our outstanding debt and other financing facilities. In the first three months of 2006, we made interest and other fee payments on our senior notes, liquidity facilities and other debt totaling $5.4 million, versus payments of $10.2 million in the first three months of 2005. The interest and other fee payments made in the first quarter of 2005 include payments on both the 7.375% Senior Notes and the 10.5% Senior Notes. For the first quarter of 2006, the interest payment only includes interest paid on the 7.375% Senior Notes. The $5.2 million interest payment on the 10.5% Senior Notes was paid on April 3, 2006, which is the first day of the second quarter period. The increase in interest and fee expense from 2005 to 2006 results primarily from increased utilization of our receivables sales facility in the first quarter of 2006 as compared to the amount borrowed under our secured revolving credit facility in the first quarter of 2005. In addition, year over year increases in variable interest rates along with reduced benefits from our interest rate swap as a result of the increasing rates also had an impact on interest and fee expense.
     Funding of pension obligations. For the three month periods ended April 2, 2006 and April 3, 2005, we did not make any contributions to our U.S. qualified defined benefit pension plan. For the three month periods ended April 2, 2006 and April 3, 2005, we made contributions of $1.2 million and $0.7 million, respectively, to our Canadian defined benefit pension plans.
     The Company froze benefits accruing to its U.S. defined benefit pension plan and Supplemental Benefit Restoration Plan, effective February 28, 2006. In conjunction with the freezing of these plans, the Company, effective March 1, 2006, made enhancements to its 401(k) plan for the employees impacted by this action. These enhancements include an automatic three percent contribution to each affected employee’s 401(k) account, a match of employees’ contributions, the addition of a success sharing component to the 401(k) plan, and the provision of transition contributions for five years for certain employees based upon an employee’s age and years of service as of February 28, 2006. We made payments to our employees 401(K) accounts $0.5 million and $0.1 million for the three months ended April 2, 2006 and April 3, 2005, respectively.
     In January 2006, we made a lump sum distribution of $5.7 million to a former CEO, who retired on December 9, 2005, which represented his vested benefits under the 2002 Supplemental Executive Retirement Plan and Supplemental Benefit Restoration Plan. The payout was made from a combination of the funds previously held in a rabbi trust and from general corporate funds.
Off-Balance Sheet Arrangements
     Except as described herein, for the quarter ended April 2, 2006, there were no material changes to the information regarding the off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements.” On February 22, 2006, we amended our receivables sale facility to include certain adjustments to eligibility and reserve calculations that effectively increased availability under the facility within the existing $45 million commitment. Those amendments also instituted a weekly reporting and collections system. Also under the February 2006 amendments, the termination of the agreement governing our current secured revolving credit facility was added as an amortization event under the receivables sale facility.
     On April 4, 2006, we again amended our receivables sale facility to include certain Canadian accounts receivable originated by Wolverine Tube (Canada), Inc. as being eligible for sale, to add CIT Group/Business Credit, Inc. as a purchaser of receivables interests, and to increase the maximum amount available under the facility to $70 million.
     The receivables sale facility and the February 2006 and April 2006 amendments, as well as amounts outstanding at April 2, 2006, are more fully described below in “Liquidity Facilities—Receivables Sale Facility and –April 2006 Amendments to Receivables Sale Facility” and in Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements.
     Other than the receivables sale facility, we had no other off-balance sheet arrangements as of April 2, 2006 that either have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Liquidity Facilities
     As described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financing Agreements” of our Form 10-K for the fiscal year ended December 31, 2005, our financing arrangements consist of (i) our 7.375% Senior Notes due 2008 and our 10.5% Senior Notes due 2009, of which $134.9 million and $99.4 million, respectively, were outstanding as of April 2, 2006; (ii) our liquidity facilities described below; and (iii) certain other credit arrangements with respect to our non-U.S. operations. The agreements governing our liquidity facilities, and the indentures governing our senior notes, contain cross default provisions. As of April 2, 2006, we were in compliance with the covenants contained in the agreements governing our liquidity facilities and in the indentures governing our senior notes.
     During the first quarter of 2006, our liquidity facilities consisted of a $45 million receivables sale facility arranged by Wachovia Bank, National Association (“Wachovia”); a $35 million secured revolving credit facility with Wachovia; and a silver consignment and forward contracts facility with Bank of America, N.A. (“BANA”), successor in interest to Fleet Precious Metals Inc. We view our receivables sale facility and our secured revolving credit facility as sources of available liquidity. We view our silver consignment facility as a source of indirect liquidity because it allows us to reduce the amount of working capital necessary to fund our silver raw material requirements.
     On February 22, 2006, we entered into amendments to adjust certain terms of our secured revolving credit facility, our receivables sale facility and our silver consignment and forward contracts facility. The following summary of these facilities reflects the terms of the relevant agreements as amended by the February 2006 amendments. We further amended the receivables sale facility on April 4, 2006 as described below in “April 2006 Amendments to Receivables Sale Facility.”
Secured Revolving Credit Facility
     Availability. Our secured revolving credit facility provides for a maximum aggregate borrowing availability of up to $35 million. The aggregate amount available under the secured revolving credit facility includes an $18 million sub-limit for letters of credit.
     Borrowing Base. At any time before the maturity of the facility, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Prior to the February 2006 amendments, the borrowing base generally equaled the sum of (i) 85% of our eligible U.S. accounts receivable (other than accounts of Wolverine Joining Technologies, LLC) (ii) 60% of our eligible U.S. inventory (eligible inventory attributable to Wolverine Joining Technologies, LLC is capped at $3 million), and (iii) 25% of the net book value of our eligible U.S. equipment, capped at $8 million. The February 2006 amendments made certain adjustments to the borrowing base calculation, including an increase in the book value of eligible equipment included in the borrowing base from $8 million to $11 million, as well as the inclusion of certain billet inventory in the borrowing base. The administrative agent may establish reserve requirements, and the reserve requirements and eligibility standards may be adjusted during the term. As of April 2, 2006, the reserve requirements were $5.2 million.
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
     Security. The obligations under the secured revolving credit facility are secured by (i) a first priority lien on substantially all of our U.S. assets, including inventory, accounts receivable not sold in the receivables sale facility (but excluding real estate) and equipment (other than leased or owned aircraft) and (ii) a first priority pledge of the capital stock of existing and future first-tier foreign subsidiaries of the Company and its U.S. subsidiaries. The February 2006 amendments included a provision permitting the filing of certain precautionary financing statements in connection with ordinary course tolling arrangements with customers.
     Covenants. The secured revolving credit facility contains customary representations and warranties, as well as covenants which, among other things, limit our ability to incur additional indebtedness and liens; enter into transactions with affiliates; make acquisitions; pay dividends; redeem or repurchase capital stock or senior notes; make investments or loans; make negative pledges; consolidate, merge or effect asset sales; or change the nature of our business. The secured revolving credit facility also contains certain financial covenants including: (a) a requirement that minimum consolidated EBITDA be greater than or equal to $32,000,000, calculated on a rolling four quarter basis, commencing with the fiscal quarter ending closest to June 30, 2007 and for each fiscal quarter thereafter; (b) a $15 million annual consolidated capital expenditure limitation; and (c) a monthly minimum fixed charge coverage ratio to be tested at and after any time when outstanding obligations under the secured revolving credit facility equal or exceed $18. The February 2006 amendments adjusted certain reporting requirements under the facility.
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
     We had $3.0 million in borrowings outstanding under our secured revolving credit facility at April 2, 2006, and approximately $12.8 million of standby letters of credit outstanding thereunder. After taking into account an additional $5.2 million of reserves, other holdbacks and the reduction in availability as a result of the value of our interest rate swap, we had $13.7 million in additional borrowing availability under our secured revolving credit facility as of that date. As of December 31, 2005, we had no borrowings outstanding under our secured revolving credit facility, and approximately $12.5 million of standby letters of credit outstanding. After taking into account $9.9 million of reserves, other holdbacks and the reduction in availability as a result of the value of our interest rate swap, we had $11.9 million in additional borrowing availability under the secured revolving credit facility as of that date.
     On April 4, 2006, we amended our secured revolving credit facility to permit the amendments to the receivables sale facility described below.
Silver Consignment and Forward Contracts Facility
     Under our silver consignment and forward contracts facility, BANA extends to us a silver consignment facility, pursuant to which BANA consigns certain amounts of silver upon request, as well as a silver forward contracts facility, pursuant to which we may contract to purchase certain amounts of silver from BANA in the future for a set price. Prior to the February 2006 amendments, the maximum value of consigned silver available to us at any time under the consignment facility was limited to the lesser of $17 million or the value of 2.4 million fine troy ounces of silver, in either case less an amount equal to 20% of the face value of all outstanding forward contracts under the forward contract facility. The February 2006 amendments adjusted this consignment limit to be the lesser of $17.0 million or the value of 2.0 million fine troy ounces of silver, in either case less an amount equal to 20% of the face value of all outstanding forward contracts under the forward contract facility. The forward contract limit is $700,000, which permits us to have up to $3.5 million in aggregate face value of forward contracts outstanding under this facility. The remaining terms of the silver consignment and forward contracts facility include:
     Fees. We pay BANA a market premium per troy ounce of consigned silver as well as a floating consignment fee on consigned silver at an annual rate fixed by BANA from time to time The February 2006 amendments increased this floating consignment fee from an annual rate of 4.5% to 5.25%, and the annual rate is currently set at 5.5%. We may elect, in certain circumstances, to pay a fixed consignment fee on specific quantities and forms of consigned silver at a market rate reflective of BANA’s cost of funding. When silver is purchased and withdrawn from consignment, whether upon election or sale to customers in the ordinary course of business, we are obligated to either pay BANA the purchase price of the silver or deliver an equal amount of silver to BANA’s account. We may also enter into floating forward contracts which bear interest payable on a monthly basis at a per annum rate equal to the prime rate minus 1-1/2%, or hybrid forward contracts under which the purchase price includes the carrying cost.
     Security. To secure our obligations under the silver consignment and forward contracts facility, BANA has a first priority security interest in all of our silver bullion (whether or not consigned by BANA) and all proceeds and products thereof (other than receivables and associated collections sold by us in connection with the receivables sale facility). As of December 31, 2005, we had placed $1.4 million in escrow to cover the costs of refining, processing and recovery of the consigned silver and provided BANA with a letter of credit for $3.5 million that may be drawn by BANA to fund our required purchase of consigned silver upon the earlier of the occurrence of an event of default and acceleration or the termination of the silver consignment facility. On January 13, 2006, the letter of credit was amended to increase the face amount to $6.0 million and on February 3, 2006, the escrow funds held by BANA in the amount of $1.4 million were returned to us.
     The February 2006 amendments included an agreement that BANA will not request additional letters of credit or other collateral for our obligations under the silver consignment and forward contracts facility until the earlier of the termination of the consignment facility, the termination of the forward contracts facility or the occurrence of an event of default.
     Representations, Warranties and Covenants. The silver consignment and forward contracts facility includes customary representations, warranties and covenants and incorporates by reference all of the representations, warranties and covenants contained in our secured revolving credit facility (including financial covenants), as discussed above. There are currently no other financial covenants directly associated with the silver consignment and forward contracts facility. The February 2006 amendments increased the frequency of our precious metal inventory reporting to twice monthly.
     Termination and Events of Default. The silver consignment facility and/or the forward contracts facility, and BANA’s obligations thereunder, are terminable by BANA at any time. Upon such termination, all sums outstanding under the relevant facility would become due and payable within three business days after written notice of termination, and upon termination of the consignment facility, any consigned silver that had not been purchased and paid for would be required to be returned to BANA. In addition, upon the occurrence of any of the events of default contained in the silver consignment and forward contracts facility, BANA may terminate its obligations, and accelerate all of our obligations thereunder. Events of default include, among others, defaults in payment or performance of obligations under any transaction agreement or to BANA or Fleet National Bank or any affiliate; inaccuracy of representations or warranties; certain defaults, termination events or similar events with respect to our receivables sale facility, our secured revolving credit facility, our outstanding senior notes or other indebtedness in excess of $2.5 million; certain bankruptcy or insolvency events; certain material loss, theft or damage to, or attachment of, the consigned silver; the determination by BANA in good faith that the Company has suffered a material adverse change; and certain change in control events.
     Under our silver consignment and forward contracts facility at April 2, 2006, we had $16.6 million of silver in our inventory under the silver consignment facility, with a corresponding amount included in accounts payable, and $1.1 million committed to under the forward contracts facility. At December 31, 2005, we had $13.5 million of silver in our inventory under the silver consignment facility, with a corresponding amount included in accounts payable, and $1.1 million committed to under the forward contracts facility.
Receivables Sale Facility
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
     The Originators sell, or transfer as a contribution of capital, certain U.S. receivables, at a discount and without recourse, to DEJ, whose sole business purpose is the acquisition and financing of the receivables. DEJ can then further sell undivided interests in a specified portion of these receivables, as necessary, to Variable Funding Capital Company (“VFCC”) as assignee of Blue Ridge Asset Funding Corporation, or, to the extent that VFCC elects not to purchase, to Wachovia and certain other purchasers (the “Liquidity Banks”), pursuant to a Receivables Purchase Agreement among DEJ, Wolverine Finance, the Company, VFCC, the Liquidity Banks from time to time party thereto and Wachovia, as agent, in order to provide the funds required to purchase receivables from the Originators. Proceeds from the collection of the receivables are used by DEJ to purchase additional receivables from the Originators, repay VFCC and/or the Liquidity Banks in the event that sufficient additional receivables are not available to maintain its investment, and pay fees and expenses. The Company has guaranteed the performance by the other Originators of their obligations under the Receivables Sale Agreement and Wolverine Finance’s obligations under the Receivables Purchase Agreement. The Company structured the sale of receivables by the Originators to DEJ and the sale of receivable interests by DEJ as “true sales” under applicable laws. Any interests in the sold receivables which are retained by DEJ, the special purpose, bankruptcy-remote entity, will not be available to the Company or its creditors. VFCC and Wachovia have no recourse to the Company’s or the Originators’ assets for losses resulting from the financial inability of customers to pay amounts owed on the receivables when they become due. DEJ is a separate entity with its own creditors who, in the event of DEJ’s liquidation, will be entitled to a claim on DEJ’s assets prior to any distribution to the Company.
     Available Amounts. The amount of cash available to us from VFCC or the Liquidity Banks is based upon the amount of eligible receivables less certain reserves required by the facility. Accordingly, availability may fluctuate over time, perhaps materially, given changes in eligible receivables balances and calculation of reserves, but in no case will it exceed the facility’s $45 million purchase limit. The February 2006 amendments included certain adjustments to eligibility and reserve calculations that effectively increased availability under the facility within the existing $45 million commitment. Those amendments also instituted a weekly reporting and collections system.
     Based upon the servicing report prepared by Wolverine Finance as of April 2, 2006, the value of receivables eligible to be purchased by VFCC totaled approximately $45.0 million. We had utilized the purchase limit of $45.0 million as of April 2, 2006, leaving no availability under the facility as of this date.
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
     Wachovia, as agent for VFCC and the Liquidity Banks, can terminate purchases of receivables interests prior to the scheduled expiration date upon the occurrence of certain amortization events, including, among others, non-performance by us of payments or other agreements under the receivables sale facility; inaccuracy of the representations and warranties made in the facility documents; defaults with respect to other obligations of DEJ; defaults with respect to indebtedness in excess of $2.5 million of the Company or its subsidiaries other than DEJ; bankruptcy or insolvency events regarding us or any of our subsidiaries; certain statistics concerning collections of the receivables not meeting specified criteria; certain change of control events; the rendering of judgments in excess of specified amounts against DEJ, us or our subsidiaries; the termination of any of the transaction documents, the cessation of any transfers of receivables under the Receivables Sale Agreement or the ineffectiveness of our performance guarantee; the agent’s interest in the receivables ceasing to be valid; the outstanding amount received by us exceeding the $45 million purchase limit or the aggregate adjusted amount of outstanding receivables; certain events that materially adversely affect the credit quality of receivables or the Company and its subsidiaries taken as a whole; certain ERISA events; and defaults in any of the financial requirements contained in the Receivables Purchase Agreement, which are the same as the financial covenants required under the secured revolving credit facility. Under the February 2006 amendments, the termination of the agreement governing our current secured revolving credit facility was added as an amortization event under the Receivables Purchase Agreement.
     In accordance with the provisions of Statement of Financial Accounting Standards No. 140 (“SFAS 140”), Accounting for Transfers and Servicing of Financial Assets, the Company includes in accounts receivable in its consolidated balance sheets the portion of receivables sold to DEJ which have not been resold by DEJ to VFCC or the Liquidity Banks. At April 2, 2006, the outstanding amount of investment by VFCC of commercial paper under the agreements was $45.0 million. Accordingly, accounts receivable in the consolidated balance sheets have been reduced by $45.0 million at April 2, 2006 representing the face amount of the outstanding receivables sold at that date.
April 2006 Amendments to Receivables Sale Facility
     On April 4, 2006, we amended our existing receivables sale facility to include certain Canadian accounts receivable originated by Wolverine Tube (Canada), Inc. (“WTCI”) as being eligible for sale, to add CIT Group/Business Credit, Inc. (“CIT/BC”) as a purchaser of receivables, and to increase the maximum amount available under the facility to $70 million.
     Under the amended facility, WTCI will participate in the receivables sale facility as an additional Originator (along with the Company and its other wholly owned subsidiaries Small Tube Manufacturing, LLC and Tube Forming, L.P.). The Company has guaranteed the performance by WTCI of its obligations under the facility.
     Under the amended facility, VFCC, CIT/BC and the Liquidity Banks (the “Purchasers”) will fund the $70 million purchase limit. CIT/BC will fund $25 million or 35.7% of the receivable interests purchases towards the new $70 million purchase limit. The remainder, or 64.3%, will be funded by VFCC and/or the Liquidity Banks. The $70 million purchase limit remains subject to the amount of eligible receivables and certain reserves required by the facility. Accordingly, availability under the amended receivables sale facility may continue to fluctuate over time, perhaps materially, given changes in eligible receivables balances and the amount of required reserves, but cannot exceed the facility’s $70 million purchase limit, an increase over the $45 million purchase limit in effect at April 2, 2006. Immediately prior to the amendment, we had $45 million outstanding under the original facility. On April 4, 2006, DEJ sold another $14 million in receivables interests to the Purchasers. As of April 4, 2006, and after giving effect to the $14 million additional takedown, the remaining availability under the amended facility was $11 million.
     Costs under the amended facility will depend on whether purchases are funded by VFCC, the Liquidity Banks or CIT/BC. To the extent that purchases are funded by VFCC, costs will be based on VFCC’s cost of funds for issuing commercial paper plus monthly fees based on the average aggregate daily outstanding balance funded by VFCC multiplied by a per annum rate of between 0.80% to 1.75%, depending on the fixed charge coverage ratio of the Company and its consolidated subsidiaries. To the extent that purchases are funded by the Liquidity Banks, costs, payable monthly, will generally accrue on outstanding balances at either (i) the LIBO rate plus a margin between 1.75% to 3.00%, depending on the fixed charge coverage ratio, or (ii) the greater of the prime rate or adjusted federal funds rate plus a margin between 0% to 0.5%, depending on the fixed charge coverage ratio. Costs on purchases funded by CIT/BC will be based on LIBOR plus 2.00%. Commitment fees, payable monthly are at a per annum rate of between 0.35% to 0.50% for Wachovia, depending on the fixed charge coverage ratio, and 0.50% for CIT/BC. The commitment fees will accrue on the unused portion of the facility. DEJ also pays certain fees and expenses of Wachovia, VFCC and CIT/BC, including an annual administration fee and audit and legal fees of VFCC, Wachovia and CIT/BC. The Company paid structuring fees to Wachovia and CIT/BC at closing.
Environmental Matters
     We are subject to extensive environmental regulations imposed by local, state, federal and provincial authorities in the U.S., Canada, China, Portugal and Mexico with respect to air emissions, discharges to waterways, and the generation, handling, storage, transportation, treatment and disposal of waste material, and we have received various communications from regulatory authorities concerning environmental matters. We have accrued undiscounted estimated environmental remediation costs of $0.9 million as of April 2, 2006, consisting primarily of $0.8 million for the Ardmore, Tennessee facility and $0.1 million for the Decatur, Alabama facility. Based upon information currently available, we believe that the ultimate remediation costs for these matters are not reasonably likely to have a material effect on our business, financial condition or results of operations. However, actual costs related to these environmental matters could differ materially from the amounts we estimated and have accrued at April 2, 2006, and could result in additional exposure if these environmental matters are not resolved as anticipated.
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
     The estimated remaining assessment, monitoring, remedial, legal and other costs related to the environmental matters at our Decatur, Alabama facility are $0.1 million as of April 2, 2006.
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
     We have proposed to the Tennessee Division that an interim corrective measure be implemented at the facility. The interim measure will consist of a system to extract water and vapors from the areas of highest concentration. The system can be expanded to conduct additional remediation efforts, if required. Based on recent testing efforts at the facility and available information, it is estimated that costs of $0.8 million will be incurred to complete the investigation and develop the remediation plans for this site.
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
Commodity Price Risks
     The price our customers pay for a product includes a metal charge that represents, in some cases, the market value of the copper used in that product as of the date we ship the product to the customer. Effective September 1, 2005, we began charging certain customers the previous monthly average COMEX price for metal. This pricing model is expected to serve as a natural hedge against changes in the commodity price of copper, and allows us to better match the cost of copper with the selling price to our customers. However, as an accommodation to our customers, we often enter into fixed price commitments to purchase copper on their behalf in order to fix the price of copper in advance of shipment. We account for these transactions as cash flow hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and by Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, (hereinafter collectively referred to as “SFAS 133”). The fair value of these derivative assets is recognized in prepaid expenses in the Consolidated Balance Sheet. Hedge ineffectiveness is recognized in the Consolidated Statement of Operations under cost of goods sold. Information regarding this type of derivative transaction is as follows:

	Three months ended
(In millions)	April 2, 2006	April 3, 2005

Gain arising from ineffectiveness included in earnings	$0.9	$0.1
Gains reclassed from other comprehensive income (“OCI”) to earnings	$1.2	$0.5

(In millions)	April 2, 2006	April 3, 2005

Aggregate notional value of derivatives outstanding	$6.7	$9.6
Period through which derivative positions currently exist	February 2007	December 2006
Gain of fair value of derivatives	$3.8	$1.2
The change in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(1.1)	$(1.0)
Deferred gains included in OCI	$2.8	$1.2
Gains included in OCI to be recognized in the next 12 months	$2.8	$1.0
Number of months over which gain/(loss) in OCI is to be recognized	11	21
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

	Three months ended
(In millions)	April 2, 2006	April 3, 2005

(Loss) arising from ineffectiveness included in earnings	$(0.2)	$(0.5)
(Losses) reclassed from other comprehensive income (“OCI”) to earnings	$(0.3)	$(0.9)

(In millions)	April 2, 2006	April 3, 2005

Aggregate notional value of derivatives outstanding	$5.1	$18.2
Period through which derivative positions currently exist	May 2006	May 2005
(Loss) of fair value of derivatives	$(0.1)	—
The change in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(0.5)	$(1.8)
Deferred gains/(losses) included in OCI	—	—
Gains/(losses) included in OCI to be recognized in the next 12 months	—	—
Number of months over which gain/(loss) in OCI is to be recognized	—	—
     We have entered into commodity forward contracts to sell copper in order to hedge or protect the value of the copper carried in our inventory from price decreases. We account for these forward contracts as fair value hedges under SFAS 133. The fair value of these derivative liabilities is recognized in accrued liabilities in the Consolidated Balance Sheet. Hedge ineffectiveness is recognized in the Consolidated Statement of Operations under cost of goods sold. Information on this type of derivative transaction is as follows:

	Three months ended
(In millions)	April 2, 2006	April 3, 2005

(Loss) arising from ineffectiveness included in earnings	$(2.3)	$(0.5)

(In millions)	April 2, 2006	April 3, 2005

Aggregate notional value of derivatives outstanding	$28.9	$64.4
Period through which derivative positions currently exist	May 2006	May 2005
(Loss) of fair value of derivatives	$(3.1)	$(1.3)
The change in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(3.2)	$(6.6)
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

	Three months ended
(In millions)	April 2, 2006	April 3, 2006

Gain arising from ineffectiveness included in earnings	$0.8	$0.7
Gains/(losses) reclassed from other comprehensive income (“OCI”) to earnings	—	—

(In millions)	April 2, 2006	April 3, 2005

Aggregate notional value of derivatives outstanding	$10.1	$7.7
Period through which derivative positions currently exist	December 2008	December 2006
Gain/(loss) of fair value of derivatives	$(0.4)	$2.3
The change in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(1.0)	$(1.0)
Deferred gains/(losses) included in OCI	$(3.4)	$2.3
Gains/(losses) included in OCI to be recognized in the next 12 months	$(1.6)	$1.8
Number of months over which gain/(loss) in OCI is to be recognized	33	21
Foreign Currency Exchange Risk
     We are subject to market risk exposure from fluctuations in foreign currencies. Foreign currency exchange forward contracts may be used from time to time to hedge the variability in cash flows from the forecasted payment or receipt of currencies other than the functional currency. We do not enter into forward exchange contracts for speculative purposes. These forward currency exchange contracts and the underlying hedged receivables and payables are carried at their fair values, with any associated gains and losses recognized in current period earnings. These contracts cover periods commensurate with known or expected exposures, generally within three months. As of April 2, 2006, we had forward exchange contracts outstanding to sell foreign currency with a notional amount of $1.5 million. The estimated fair value of these forward exchange contracts to sell foreign currency is a $4 thousand loss. The effect of a 10% adverse change in exchange rates would reduce the fair value by approximately $0.1 million.

     We also use foreign currency forward exchange contracts to hedge the currency risk for the purchase of inventory in Canada. These contracts are denominated in U.S. and Canadian dollars. As of April 2, 2006, we had foreign currency forward exchange contracts outstanding through December 2006 to purchase foreign currency with a notional amount of $8.6 million. As of April 2, 2006, we had an unrealized loss of $22 thousand associated with these foreign currency forward exchange contracts. The effect of a 10% adverse change in exchange rates would reduce the fair value by approximately $0.8 million.
Interest Rate Risk
     In October 2002, we entered into an interest rate swap transaction on $50.0 million of our 7.375% Senior Notes. The interest rate swap calls for semi-annual interest payments on February 1 and August 1, a floating interest rate based upon the six month LIBOR plus a spread of 3.76%, and an August 1, 2008 maturity date. The interest rate swap resulted in an increase in interest expense for the three month period ended April 2, 2006 of $0.2 million, and a reduction of interest expense for the three month period ended April 3, 2005 of $45 thousand.
     As of April 2, 2006, the fair market value of the interest rate swap was a liability of $1.9 million, which is included in other liabilities with a corresponding decrease to the hedged debt. Equal and offsetting unrealized gains and losses are included in other income/expense. For the three month period ended April 2, 2006, the interest rate swap effectively converted $50 million of fixed rate 7.375% Senior Notes to a variable rate of 8.95%. As of April 3, 2005, the fair market value of the interest rate swap was a liability of $1.8 million, which was included in other liabilities with a corresponding decrease to the hedged debt. Equal and offsetting unrealized gains and losses were included in other income expense. For the three month period ended April 3, 2005, the interest rate swap effectively converted $50 million of fixed rate 7.375% Senior Notes to variable rates of 7.74%.
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
Changes in Internal Control over Financial Reporting
     Based upon the evaluation performed by our management, which was conducted with the participation of Messrs. Manning and Deason, there has been no change in our internal control over financial reporting during the first quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors
     The Company has included in its Annual Report on Form 10-K for the year ended December 31, 2005 a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (“Risk Factors”). The Risk Factors are hereby incorporated in Part II, Item 1A of this Form 10-Q. The information presented below updates, and should be read in conjunction with, the Risk Factors.
Recent changes in payment terms applicable to our commercial customers may cause these customers to move their business to competitors who, because of their greater financial resources, may offer more generous payment terms.
     Beginning with shipments on April 24, 2006, we modified the payment terms applicable to commercial customers to net 15 days. This change was made to proactively address the fact that copper prices have continued to increase. This measure was taken to help manage liquidity in this unprecedented period of changing metal prices. However, this change may cause certain of these customers to move their business to competitors who may offer more generous payment terms. If any our largest commercial customers, or a significant number of smaller commercial customers, move business to a competitor, demand for our products may fall, and our revenues, results of operations and financial condition might suffer.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     The following table presents information with respect to repurchases of Common Stock made by the Company during the quarter ended April 2, 2006. All of the repurchased shares were surrendered to the Company by employees for tax withholding purposes in conjunction with the vesting of restricted shares held by employees under the Company’s 2003 Equity Incentive Plan.

			Total Number of Shares	Approximate Dollar
	Total Number		Purchased as Part of	Value (in Millions) that
	of Shares	Average Price	Publicly Announced	May Yet Be Purchased
	Purchased	Paid Per Share	Plans	Under the Plans or
Period	(1)	(2)	or Programs	Programs

1/01/02 –1/29/06	—	—	—	—
1/30/06 – 2/26/06	—	—	—	—
2/27/06 – 4/2/06	3,036	8.93	—	—

Total	3,036	8.93	—

(1)	Shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of restricted Common Stock. Shares are not part of any Company repurchase plan.

(2)	Average price paid per share reflects the closing price of the Common Stock on the business day the shares were surrendered by employee stockholders.

Item 6.	Exhibits
10.1	Amendment No. 3 to Amended and Restated Credit Agreement, dated as of February 22, 2006, among the Company, its U.S. subsidiaries, the lenders named therein and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 28, 2006).

10.2	Amendment No. 3 to Receivables Purchase Agreement and Amendment No. 1 to Fee Letter, effective as of February 22, 2006, among DEJ 98 Finance, LLC, Wolverine Finance, LLC, the Company, Blue Ridge Asset Funding Corporation and Wachovia Bank, National Association, individually and as agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 28, 2006).

10.3	Second Amendment to Amended and Restated Consignment Agreement, dated as of February 22, 2006, among the Company, Wolverine Joining Technologies, LLC and Bank of America, N.A., as successor in interest to Fleet Precious Metals Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 28, 2006).

10.4	Wolverine Tube, Inc. Annual Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 11, 2006).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

WOLVERINE TUBE, INC.

Dated: May 12, 2006	By:	/s/ James E. Deason

	Name:	James E. Deason
	Title:	Senior Vice President, Chief
Financial Officer and Secretary