Form 10-Q
period 2006-07-02
WOLVERINE TUBE INC
filed 2006-08-10
CIK 821407

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended July 2, 2006
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date:

Class	Outstanding as of August 8, 2006

Common Stock, $0.01 Par Value	15,071,391

FORM 10-Q
QUARTERLY REPORT

PART I. Financial Information
Item 1. Financial Statements
Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
(In thousands except per share amounts)
Net sales	$417,984	$196,321	$716,296	$409,803
Cost of goods sold	388,847	190,667	676,277	394,089

Gross profit	29,137	5,654	40,019	15,714
Selling, general and administrative expenses	9,764	8,644	17,393	16,952
Advisory fees and expenses	2,119	—	2,106	—
Restructuring charges	—	136	—	54

Operating income/(loss)	17,254	(3,126)	20,520	(1,292)
Other expenses:
Interest expense, net	6,780	5,244	12,613	10,566
Amortization and other, net	1,551	430	2,260	442

Income/(loss) before income taxes	8,923	(8,800)	5,647	(12,300)
Income tax provision/(benefit)	2,514	(3,118)	1,355	(4,136)

Net income/(loss)	$6,409	$(5,682)	$4,292	$(8,164)

Per share data:

Net income /(loss) per common share – basic	$0.43	$(0.38)	$0.28	$(0.54)

Basic weighted average number of common shares	15,073	15,051	15,066	15,014

Net income /(loss) per common share – diluted	$0.42	$(0.38)	$0.28	$(0.54)

Diluted weighted average number of common and common equivalent shares	15,183	15,051	15,161	15,014

The accompanying notes are an integral part of these condensed consolidated financial statements

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	July 2, 2006	December 31, 2005
(In thousands except share and per share amounts)	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$21,505	$27,329
Accounts receivable, net of allowance for doubtful accounts of $0.5 million in 2006 and $0.6 million in 2005	103,464	104,186
Inventories	182,139	146,705
Prepaid expenses and other	19,560	10,209

Total current assets	326,668	288,429

Property, plant and equipment, net	176,342	181,238
Deferred charges, net	7,783	7,726
Goodwill, net	77,181	77,064
Deferred income taxes	12,340	13,469
Notes receivable	834	831
Assets held for sale	1,021	—
Investments	41	8

Total assets	$602,210	$568,765

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$99,282	$71,802
Accrued liabilities	39,980	34,952
Deferred income taxes	680	—
Short-term borrowings	949	248

Total current liabilities	140,891	107,002

Long-term debt	234,642	234,920
Pension liabilities	36,270	42,889
Postretirement benefit obligation	20,157	19,722
Accrued environmental remediation	887	930

Total liabilities	432,847	405,463
Stockholders’ equity
Common stock, par value $0.01 per share; 40,000,000 shares authorized; 15,071,391 and 15,058,803 shares issued and outstanding as of July 2, 2006 and December 31, 2005, respectively	151	151
Additional paid-in capital	92,025	91,711
Retained earnings	90,026	85,734
Unearned compensation	(425)	(324)
Accumulated other comprehensive loss, net of tax	(12,414)	(13,970)

Total stockholders’ equity	169,363	163,302

Total liabilities and stockholders’ equity	$602,210	$568,765

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	July 2, 2006	July 3, 2005
(In thousands)
Operating Activities

Net income/(loss)	$4,292	$(8,164)
Adjustments to reconcile net income/(loss) to net cash used for operating activities:
Depreciation and amortization	8,614	8,546
Deferred income taxes	(29)	(4,750)
Other non-cash items	(3,660)	1,717
Write down of assets held for sale	1,021	—
Changes in operating assets and liabilities:
Sale of accounts receivable	56,794	4,500
Accounts receivable, net	(56,052)	(12,040)
Inventories	(33,706)	7,130
Income taxes payable	(1,497)	(306)
Prepaid expenses and other	(6,384)	(5,907)
Accounts payable	26,977	(2,585)
Accrued liabilities including pension, postretirement benefit and environmental	(1,564)	(2,476)

Net cash used for operating activities	(5,194)	(14,335)

Investing Activities
Additions to property, plant and equipment	(2,584)	(5,494)
Disposal of property, plant and equipment	54	244

Net cash used for investing activities	(2,530)	(5,250)

Financing Activities
Financing fees and expenses paid	(993)	(554)
Net (payments)/borrowings on revolving credit facilities	667	(1,265)
Issuance of common stock	63	421
Other financing activities	—	36

Net cash used for financing activities	(263)	(1,362)
Effect of exchange rate on cash and cash equivalents	2,163	(82)

Net decrease in cash and cash equivalents	(5,824)	(21,029)

Cash and cash equivalents at beginning of period	27,329	35,017

Cash and cash equivalents at end of period	$21,505	$13,988

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
     The accompanying condensed consolidated financial statements presented herewith reflect all adjustments (consisting of only normal and recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three and six month periods ended July 2, 2006 and July 3, 2005. The results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.
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
     As of July 2, 2006, the Company’s significant accounting policies, which are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, have not changed from December 31, 2005, except for the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment, and the adoption of Statement of Financial Accounting Standards No. 151 (“SFAS 151”), Inventory Costs, an amendment of ARB No. 43, Chapter 4. See Notes 3 and 5 for additional information regarding the adoption of these Statements by the Company.
     Our internal operational reporting cycle is used for quarterly financial reporting.

(2) Cash and Cash Equivalents
     Cash and cash equivalents as of July 2, 2006 and December 31, 2005 were $21.5 million and $27.3 million, respectively.
     Approximately $5.5 million and $6.6 million of cash included in cash on hand was restricted as of July 2, 2006 and December 31, 2005, respectively, and was not available for general corporate use. Restricted cash at July 2, 2006 includes $2.7 million in margin deposits related to the Company’s metal and natural gas hedge program, $1.3 million as collateral to secure the Company’s travel and purchase credit card programs, $0.6 million to secure a letter of credit for a loan made by the Portuguese government, $0.4 million as a deposit for the Monterrey, Mexico facility lease, $0.3 million in escrow related to the sale of the Company’s former Roxboro, NC facility, and $0.2 million to secure payment of GST taxes with the Canadian Border Services Agency. Restricted cash at December 31, 2005 included $2.4 million related to deposits for margin calls on our metal and natural gas hedge programs, a $1.4 million deposit with Bank of America related to our silver consignment facility, $1.2 million as collateral to secure our travel and purchase credit card programs, $0.7 million to secure a letter of credit for a loan made by the Portuguese government, $0.4 million as a deposit for the Monterrey, Mexico facility lease, $0.3 million in escrow related to the sale of our former Roxboro, North Carolina facility, and $0.2 to secure a letter of credit for the Canadian Customs Bureau.
(3) Inventories
     Inventories are as follows:

	July 2, 2006	December 31, 2005
(In thousands)
Finished products	$79,570	$58,000
Work-in-process	46,531	38,983
Raw materials	29,316	23,545
Supplies	26,722	26,177

Totals	$182,139	$146,705

     In November 2004, the Financial Accounting Standards Board issued SFAS 151 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS 151 requires that these costs be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overheads be based on the normal capacity of the production facilities. SFAS 151 was effective for inventory costs incurred for fiscal years beginning after June 15, 2005. The Company adopted SFAS 151 on January 1, 2006. The adoption of this Statement did not have a material impact on our consolidated financial statements.

(4) Earnings/(Loss) Per Share
     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Where applicable, diluted earnings per share is calculated by including the effect of all dilutive securities, including stock options and unvested restricted stock. To the extent that stock options and unvested restricted stock are anti-dilutive, they are excluded from the calculation of diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128 (“SFAS 128”), Earnings Per Share.
     The following table sets forth the computation of basic and diluted earnings/(loss) per share:

	Three months ended		Six months ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
(In thousands, except per share data)

Net income/(loss)	$6,409	$(5,682)	$4,292	$(8,164)

Weighted average shares and share equivalents outstanding:
Basic shares	15,073	15,051	15,066	15,014
Dilutive stock options and restricted shares	110	—	95	—

Diluted weighted average shares and share equivalents	15,183	15,051	15,161	15,014

Net income/(loss) per common share — basic	$0.43	$(0.38)	$0.28	$(0.54)

Net income/(loss) per common share — diluted	$0.42	$(0.38)	$0.28	$(0.54)

     We had additional potential dilutive securities outstanding representing 1.9 million and 1.6 million common shares for the three and six month periods ended July 2, 2006 and July 3, 2005, respectively. These were not included in the computation of potentially dilutive securities, because the options’ exercise price was greater than the average market price of the common shares, or because the options and unvested restricted stock were anti-dilutive.
(5) Stock-Based Compensation Plans
     At December 31, 2005, we had stock-based employee and outside director compensation plans. Effective January 1, 2006, the Company adopted SFAS 123(R) utilizing the modified prospective method. SFAS 123(R) requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including stock options based on their fair values. The Company’s financial statements for the second quarter and six months ended July 2, 2006 reflect the impact of SFAS 123(R).

     See Note 20 of the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 for a description of the Company’s stock based compensation plans.
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
     Upon adoption of SFAS 123(R), the Company elected to value its stock-based payment awards granted beginning in fiscal year 2006 using the Black-Scholes option-pricing model (“Black-Scholes model”), which was previously used for pro forma information. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of certain assumptions. The determination of fair value of stock-based payment awards on the date of grant using the Black-Scholes model is affected by our stock price as well as the input of other subjective assumptions, including: expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility is determined based upon actual historical stock price movements over the expected option term. Expected pre-vesting forfeitures are estimated based on actual historical pre-vesting forfeitures for the expected option term. The expected option term is calculated using the “simplified” method permitted by Staff Accounting Bulletin No. 107, which the Company has applied in its adoption of SFAS 123(R). Our options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.
     The adoption of SFAS 123(R) resulted in stock-based compensation expense for the three and six month periods ended July 2, 2006 of approximately $0.1 million and $0.3 million, respectively, all of which was recorded in selling, general and administrative expenses. This expense decreased the earnings per share by $0.01 per basic share for the three and six month periods ended July 2, 2006. The Company recognized a deferred tax benefit from the stock-based compensation expense of $46 thousand and $91 thousand for the three and six month periods ended July 2, 2006, respectively.
     The Company recorded stock-based compensation expense for the three and six months ended July 2, 2006 as follows:

	Three Months	Six Months
	Ended	Ended
(in thousands)	July 2, 2006	July 2, 2006
Stock-based compensation expense:
Non-qualified stock options	$58	$115
Restricted stock	76	153

Total stock-based compensation expense	$134	$268

     For the three month and six month periods ended July 3, 2005, the Company applied the intrinsic value method of accounting for stock options as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Since all options granted during the three and six month periods ended July 3, 2005 had an exercise price equal to or greater than the closing market price of the underlying common stock on the grant date, no compensation expense was recognized. If compensation cost for the Company’s stock-based compensation plans had been recognized in the second quarter and first six months ended July 3, 2005 under the provisions of SFAS 123(R), the Company’s net loss and loss per share would have increased to the following pro forma amounts:

	Three Months	Six Months
	Ended	Ended
	July 3, 2005	July 3, 2005
(In thousands, except per share amounts)
Net loss, as reported	$(5,682)	$(8,164)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(163)	(299)

Pro forma net income/(loss)	$(5,845)	$(8,463)

Loss per share:
Basic – as reported	$(0.38)	$(0.54)
Basic – pro forma	$(0.39)	$(0.56)
Diluted – as reported	$(0.38)	$(0.54)
Diluted – pro forma	$(0.39)	$(0.56)

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
     As of July 2, 2006, the Company had not yet recognized compensation expense on the following non-vested awards:

		Average Remaining
	Non-vested	Recognition Period
(in thousands)	Compensation	(Months)
Non-qualified stock options	$363	33
Restricted stock awards	$390	33

Total	$753	33

     The Company granted on April 5, 2006 65,425 and 102,550 restricted shares and non-qualified stock options, respectively. The determination of the fair value of the stock option awards, using the Black-Scholes model, incorporated the assumptions for stock options granted during the three month period ended July 2, 2006 set forth in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on historical volatility. Expected life is based on historical experience and consideration of changes in option terms.

For the
Quarterly
Period Ended
July 2, 2006
Expected stock price volatility	45.00%
Expected life (in years)	5
Risk-free interest rate	4.79%
Expected dividend yield	0%
Weighted average fair value	$1.78
     The following table summarizes stock options outstanding and changes during the six month period ended July 2, 2006:

				Intrinsic
				Value of
		Weighted	Weighted	Unexercised
		Average	Average	in the
		Exercise	Remaining Life	Money
	Shares	Price	(Years)	Options
				thousands
Options outstanding — January 1, 2006	1,911,116	$9.47	5.7	$216
Granted	102,550	$3.88	5.0	—
Exercised	—	—	—	—
Cancelled or expired	(95,361)	$9.09	—	—

Options outstanding — July 2, 2006	1,918,305	$9.18	5.7	$—
Options exercisable — July 2, 2006	1,743,755	$9.65	5.3	$—
     The range of exercise prices of the exercisable options and outstanding options at July 2, 2006 are as follows:

			Weighted
	Number of	Number of	Average
	Exercisable	Outstanding	Remaining
Weighted Average Exercise Price	Options	Options	Life (Years)
$3.88 - $4.11	206,057	308,607	7.69
$4.12 - $8.23	118,100	190,100	6.28
$8.24 - $12.34	1,135,032	1,135,032	5.56
$12.35 - $16.45	259,066	259,066	3.42
$16.46 - $20.57	18,500	18,500	3.35
$20.58 - $24.68	7,000	7,000	2.56

Totals	1,743,755	1,918,305	5.65

     Restricted stock award activity for the six months ended July 2, 2006 is summarized below:

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	per Award
Unvested restricted stock awards — January 1, 2006	80,467	$7.51
Granted	65,425	$3.88
Vested	(33,574)	$8.87
Cancelled or expired	(2,500)	$7.10

Unvested restricted stock awards — July 2, 2006	109,818	$4.90

(6) Interest Expense
     The following table summarizes interest expense, net:

	Three months ended		Six months ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
(in thousands)
Interest expense	$6,713	$5,405	$12,493	$10,818
Interest income	(205)	(112)	(326)	(179)
Effect of interest rate swap	298	26	497	71
Capitalized interest	(26)	(75)	(51)	(144)

Interest expense, net	$6,780	$5,244	$12,613	$10,566

(7) Debt
The following table summarizes long-term debt:

	July 2, 2006	December 31, 2005
(In thousands)
Senior Notes, 7.375%, due August 2008	$134,744	$135,180
Discount on 7.375% Senior Notes, original issue discount amortized over 10 years	(60)	(75)
Senior Notes, 10.5%, due April 2009	99,400	99,400
Discount on 10.5% Senior Notes, original issue discount amortized over 7 years	(471)	(557)
Capitalized leases	129	112
Netherlands facility, 5.1%, due on demand	792	4
Other foreign facilities	1,057	1,104

	235,591	235,168
Less short-term borrowings	(949)	(248)

Total	$234,642	$234,920

     Our liquidity facilities consist of a receivables sale facility of up to $90 million (see Note 8); a secured revolving credit facility of up to $35 million; and a silver consignment and forward contracts facility providing for up to the lesser of $17 million or the value of 2.0 million fine troy ounces of silver. The terms of each of these liquidity facilities, as amended through the first quarter of 2006, are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Facilities” of our Form 10-Q for the quarter ended April 2, 2006.
     On April 4, 2006, we amended our secured revolving credit facility to permit the April amendments to our receivables sale facility described in Note 8, to provide for an appraisal of our equipment, and to update certain representations and schedules.
     On June 9, 2006, we again amended the secured revolving credit facility to permit the June amendment to the receivables sale facility described in Note 8.
     All of our liquidity facilities have cross default provisions. As of July 2, 2006, we were in compliance with the covenants contained in all of our liquidity facilities.
     We had no borrowings outstanding under our secured revolving credit facility at July 2, 2006, and approximately $12.8 million of standby letters of credit outstanding thereunder. After taking into account an additional $5.7 million of reserves, other holdbacks and the reduction in availability as a result of the value of our interest rate swap, we had $16.5 million in additional borrowing availability under our secured revolving credit facility as of that date. As of December 31, 2005, we had no borrowings outstanding under our secured revolving credit facility, and approximately $12.5 million of standby letters of credit outstanding. After taking into account $8.1 million of reserves, other holdbacks and the reduction in availability as a result of the value of our interest rate swap, we had $11.9 million in additional borrowing availability under the secured revolving credit facility as of that date.
     Under our silver consignment and forward contracts facility at July 2, 2006, we had $13.3 million of silver in our inventory under the silver consignment facility, with a corresponding amount included in accounts payable, and $0.9 million committed to under the forward contracts facility. At December 31, 2005, we had $13.5 million of silver in our inventory under the silver consignment facility, with a corresponding amount included in accounts payable, and $1.1 million committed to under the forward contracts facility.
(8) Receivables Sale Facility
     In April 2005, we established a three-year, $45 million receivables sale facility arranged by Wachovia Bank, National Association (“Wachovia”). The terms of the receivables sale facility, as amended through the first quarter of 2006, are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Facilities” of our Form 10-Q for the quarter ended April 2, 2006. We further amended the receivables sale facility in the second quarter of 2006, as described below.
     On April 4, 2006, we amended the receivables sale facility to include certain Canadian accounts receivable originated by Wolverine Tube (Canada), Inc. (“WTCI”) as being eligible for sale, to add The CIT Group/Business Credit, Inc. (“CIT/BC”) as a purchaser of receivables interests, and to increase the maximum amount available under the facility to $70 million. Under the amended facility, WTCI will participate in the receivables sale facility as an additional Originator (along with the Company and its other wholly owned subsidiaries Small Tube Manufacturing, LLC and Tube Forming, L.P.). The Company has guaranteed the performance by WTCI of its obligations under the facility.
     The April 2006 amendments provided that CIT/BC would fund $25 million of the receivable interests purchases towards the $70 million purchase limit, with the remainder to be funded by Wachovia (or its commercial paper conduit). On June 9, 2006, we amended the receivables sale facility to further increase the purchase limit to $90 million, with CIT/BC and Wachovia each funding a maximum of $45 million of the purchase limit. This $90 million purchase limit remains subject to the amount of eligible receivables and certain reserves required by the facility. Accordingly, availability under the amended receivables sale facility may continue to fluctuate over time, perhaps materially, given changes in eligible receivables balances and the amount of required reserves, but cannot exceed the facility’s $90 million purchase limit.
     On May 30, 2006, we agreed with Wachovia to adjust the monthly costs we pay when purchases are funded by Wachovia, as liquidity provider, rather than by Wachovia’s commercial paper conduit. These costs will now accrue on outstanding balances at the LIBO rate plus 2.00% per annum or at the Company’s option at base rate plus 50 basis points if the Company’s Fixed Charge Coverage ratio is less than 1:1. Our monthly costs on purchases funded by CIT/BC continue to be based on LIBO rate plus 2.00%.
     As of July 2, 2006, the value of receivables eligible to be purchased under the facility totaled approximately $82.6 million. We had utilized $75.8 million as of July 2, 2006, leaving an availability of $6.8 million under the facility as of this date.
     In accordance with the provisions of Statement of Financial Accounting Standards No. 140 (“SFAS 140”), Accounting for Transfers and Servicing of Financial Assets, the Company includes in accounts receivable in its consolidated balance sheets the portion of receivables sold to DEJ 98 Finance, LLC (DEJ) which have not been resold by DEJ to Variable Funding Capital Company, LLC (VFCC) or certain other purchasers (the Liquidity Banks). At July 2, 2006, the outstanding advance under the agreements was $75.8 million. Accordingly, accounts receivable in the consolidated balance sheets have been reduced by $75.8 million at July 2, 2006, representing the face amount of the outstanding receivables sold at that date.
(9) Contingencies
     We are subject to extensive environmental regulations imposed by local, state, federal and provincial authorities in the U.S., Canada, China, Portugal and Mexico with respect to air emission, discharges to waterways, and the generation, handling, storage, transportation, treatment and disposal of waste material, and we have received various communications from regulatory authorities concerning environmental matters. We have accrued undiscounted estimated environmental remediation costs of $0.9 million as of July 2, 2006, consisting primarily of $0.8 million for the Ardmore, Tennessee facility and $0.1 million for the Decatur, Alabama facility. Based upon information currently available, we believe that the ultimate remediation costs for these matters are not reasonably likely to have a material effect on our business, financial condition or results of operations. However, actual costs related to these environmental matters could differ materially from the amounts we estimated and have accrued at July 2, 2006, and could result in additional exposure if these environmental matters are not resolved as anticipated.
(10) Comprehensive Income/(Loss)
     The following table summarizes comprehensive income/(loss):

	Three months ended		Six months ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
(In thousands)
Net income/(loss)	$6,409	$(5,682)	$4,292	$(8,164)
Translation adjustment for financial statements denominated in a foreign currency	6,151	(2,131)	6,721	(3,936)
Unrealized gain/(loss) on cash flow hedges, net of tax	(2,201)	(429)	(5,089)	1,492
Minimum pension liability adjustment, net of tax	(78)	6	(76)	12

Comprehensive income/(loss)	$10,281	$(8,236)	$5,848	$(10,596)

(11) Advisory Fees and Expenses
     We have secured the services of certain financial, legal and business advisors to consult on issues including strategic planning and the restructuring of our balance sheet. For the three and six month periods ended July 2, 2006 we incurred $2.1 million in fees and expenses related to these activities.
(12) Industry Segments
     The Company operates in three business segments: commercial products, wholesale products and rod, bar and other products. These segments are distinguishable by their potential end-user application. Commercial products consist primarily of high value added products sold directly to original equipment manufacturers. Wholesale products are commodity-type plumbing tube products, which are primarily sold to plumbing wholesalers and distributors. Rod, bar and other products consist of products sold to a variety of customers and includes our European distribution business. The commercial products segment includes manufacturing plants in the U.S., Canada, China, Portugal and Mexico. The wholesale products segment includes manufacturing facilities in the U.S. and Canada. The rod, bar and other products segment has a manufacturing facility in Canada. All product segments share a common sales, marketing and distribution effort. The performance of our operating segments is measured on sales and gross profit, of which the level of sales is directly impacted by the price of metal, primarily copper. We do not allocate to each reportable segment asset amounts and items of income and expense below gross profit.

     Summarized financial information concerning our reportable segments is shown in the following table:

			Rod, Bar
	Commercial	Wholesale	& Other	Consolidated
(In thousands)
Three months ended July 2, 2006
Pounds shipped	68,453	28,480	4,981	101,914
Net sales	$272,810	$123,454	$21,720	$417,984
Gross profit/(loss)	$7,790	$22,286	$(940)	$29,137

Three months ended July 3, 2005
Pounds shipped	52,267	19,371	2,344	73,982
Net sales	$146,881	$38,446	$10,994	$196,321
Gross profit/(loss)	$5,472	$(178)	$360	$5,654

Six months ended July 2, 2006
Pounds shipped	133,233	51,263	9,622	194,118
Net sales	$487,409	$189,320	$39,567	$716,296
Gross profit/(loss)	$16,098	$24,454	$(533)	$40,019

Six months ended July 3, 2005
Pounds shipped	107,722	42,782	7,237	157,741
Net sales	$299,951	$84,027	$25,825	$409,803
Gross profit/(loss)	$15,091	$(302)	$925	$15,714
Information concerning enterprise-wide revenues by product line is shown in the following table:

	Three months ended		Six months ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
(In thousands)
Commercial Products:
Tube Products	$192,959	$93,235	$338,878	$190,610
Fabricated Products	52,782	36,514	97,714	72,584
Other Products	27,069	17,132	50,817	36,757
Sub-total	272,810	146,881	487,409	299,951

Wholesale Products	123,454	38,446	189,320	84,027
Rod, bar and other	21,720	10,994	39,567	25,825

Total	$417,984	$196,321	$716,296	$409,803

     Included in “Other Products” in commercial products above are the Company’s Metal Joining and Copper Alloy products lines, as individually each of those product lines represent less than 10% of the Company’s total sales for each year.

(13) Pension Expense
Defined Contribution Plans
     We have 401(k) plans covering substantially all of our U.S. employees. We recorded expense with respect to these plans of $1.6 million and $0.2 million for the three months ended July 2, 2006 and July 3, 2005, respectively. We have recorded expense with respect to these plans of $1.8 million and $0.3 million for the six months ended July 2, 2006 and July 3, 2005, respectively. Beginning with the freezing of our U.S qualified and non-qualified retirement plans on February 28, 2006, contributions made under our defined contribution plans may include the following components: (i) a match, at the Company’s discretion, of employee salaries contributed to the plans; (ii) a contribution amount equal to 3% of an employee’s annual salary; (iii) a “gain share” component upon the Company attaining certain financial performance targets; and (iv) a transition provision, providing for contributions for five years, based upon an employee’s age and years of service.
U.S. Qualified Retirement Plan
     The Company froze benefits accruing under its U.S. qualified retirement plan, effective February 28, 2006. The following table summarizes the components of net periodic pension cost for the U.S. Qualified Retirement Plan:

	Three months ended		Six months ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
(In thousands)
Service cost	$(91)	$1,224	$1,005	$2,461
Interest cost	(1,018)	2,495	11,284	5,017
Expected return on plan assets	1,162	(2,899)	(12,876)	(5,830)
Amortization of prior service cost	—	30	—	61
Amortization of net actuarial loss	(116)	444	1,285	893

Net periodic pension cost	$(63)	$1,294	$698	$2,602

U.S. Nonqualified Retirement Plan
     The Company previously had two non-qualified retirement plans in the U.S: the 2002 Supplemental Executive Retirement Plan (“Executive Plan”) and Supplemental Benefit Restoration Plan (“Restoration Plan”). The Executive Plan was terminated by the Company on December 9, 2005, effective December 16, 2005. No participants were vested under the Executive Plan on the date of termination other than a former CEO who retired on December 9, 2005. Including the former CEO (whose final Executive Plan benefits were paid in January and June of 2006), no benefits are payable to any participant under the Executive Plan. Benefits due to the former CEO paid in January 2006 were paid from funds previously held in a rabbi trust and from the general operating funds of the Company. Funds paid to the former CEO in June 2006 were paid from the general operating funds of the Company.

     Effective February 28, 2006, the Company also froze the accrual of benefits under its Restoration Plan. The following table summarizes the components of net periodic pension cost for the Restoration Plan for 2006 and the Restoration Plan and Executive Plan for 2005:

	Three months ended		Six months ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
(In thousands)
Service cost	$3	$64	$6	$128
Interest cost	15	122	33	244
Amortization of prior service cost	—	92	—	184
Amortization of loss	1	19	1	38
FAS 88 settlement	23	94	51	188

Net periodic pension cost	$42	$391	$91	$782

Canadian Plans
     The following table summarizes the components of net periodic pension cost for the Canadian pension plans:

	Three months ended		Six months ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
(In thousands)
Service cost	$230	$149	$453	$353
Interest cost	418	361	822	859
Expected return on plan assets	(474)	(373)	(932)	(887)
Amortization of prior service cost	37	23	73	56
Amortization of net actuarial loss	34	20	66	47

Net periodic pension cost	$245	$180	$482	$428

Postretirement Benefit Obligation
     In the first quarter of 2006, we also announced changes to our postretirement benefit program. Effective February 28, 2006, we eliminated subsidies for retiree medical insurance for employees who were not at least age 55 (age 57 for employees located in Altoona, PA) as of February 28, 2006.
     The following table summarizes the components of the net periodic costs for postretirement benefits:

	Three months ended		Six months ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
(In thousands)
Service cost	$130	$184	$258	$368
Interest cost	287	283	569	566
Amortization of prior service cost	(12)	38	(25)	76
Amortization of deferred gain	(3)	11	(7)	22

Net periodic cost	$402	$516	$795	$1,032

(14) Assets Held for Sale
     During the second quarter of 2006 we recorded a write down of $1.0 million before taxes ($0.7 million after taxes) associated with certain pieces of equipment located at our Jackson, TN facility. This equipment was written down to its net realizable value due to the successful modernization of the existing lines at that facility. We began seeking a buyer for this equipment and accordingly have reclassified the equipment to Assets Held for Sale on the July 2, 2006 balance sheet, net of the valuation allowance.
(15) Income Taxes
     The income tax expense of $2.5 million and $1.4 million for the second quarter and first six months of 2006, respectively, are net of the reversal of $2.5 million in valuation allowances for deferred tax assets (primarily associated with net operating losses) which will be utilized against current taxable income in the U.S., and the establishment of a deferred tax valuation allowance in Canada of $2.4 million for the likely expiration of net operating losses based on the current forecast for our Canadian operations.
     On July 13, 2006, the Financial Accounting Standards Board issued Interpretation No 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, clarifying the way companies account for uncertainty in income taxes. This pronouncement is effective for years beginning after December 15, 2006. Management is evaluating the impact of this pronouncement but does not anticipate that it will have a material impact.
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

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
For the Three Months Ended July 2, 2006
(Unaudited)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)
Net sales	$257,248	$60,527	$131,826	$(31,617)	$417,984
Cost of goods sold	240,281	52,025	128,158	(31,617)	388,847

Gross profit	16,967	8,502	3,668	—	29,137
Selling, general and administrative expenses	7,678	689	1,397	—	9,764
Advisory fees and expenses	2,119	—	—	—	2,119

Operating income	7,170	7,813	2,271	—	17,254
Other expense/(income):
Interest expense/(income), net	5,415	(1)	1,366	—	6,780
Amortization and other, net	4,142	(3,132)	541	—	1,551
Equity in earnings of subsidiaries	5,530	—	—	(5,530)	—

Income/(loss) before income taxes	3,143	10,946	364	(5,530)	8,923
Income tax provision/(benefit)	(3,266)	3,720	2,060	—	2,514

Net income/(loss)	$6,409	$7,226	$(1,696)	$(5,530)	$6,409

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
For the Three Months Ended July 3, 2005
(Unaudited)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)
Net sales	$115,047	$43,092	$55,636	$(17,454)	$196,321
Cost of goods sold	114,872	38,616	54,633	(17,454)	190,667

Gross profit	175	4,476	1,003	—	5,654
Selling, general and administrative expenses	6,556	853	1,235	—	8,644
Restructuring charges	79	—	57	—	136

Operating income/(loss)	(6,460)	3,623	(289)	—	(3,126)
Other expense/(income):
Interest expense/(income), net	5,305	(8)	(53)	—	5,244
Amortization and other, net	(1,141)	949	622	—	430
Equity in earnings of subsidiaries	1,435	—	—	(1,435)	—

Income/(loss) before income taxes	(9,189)	2,682	(858)	(1,435)	(8,800)
Income tax provision/(benefit)	(3,507)	911	(522)	—	(3,118)

Net income/(loss)	$(5,682)	$1,771	$(336)	$(1,435)	$(5,682)

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
For the Six Months Ended July 2, 2006
(Unaudited)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)
Net sales	$435,177	$111,586	$228,074	$(58,541)	$716,296
Cost of goods sold	412,199	97,250	225,369	(58,541)	676,277

Gross profit	22,978	14,336	2,705	—	40,019
Selling, general and administrative expenses	13,364	1,480	2,549	—	17,393
Advisory fees and expenses	2,072	(7)	41	—	2,106

Operating income/(loss)	7,542	12,863	115	—	20,520
Other expense/(income):
Interest expense/(income), net	10,795	(4)	1,822	—	12,613
Amortization and other, net	5,884	(4,807)	1,183	—	2,260
Equity in earnings of subsidiaries	7,948	—	—	(7,948)	—

Income/(loss) before income taxes	(1,189)	17,674	(2,890)	(7,948)	5,647
Income tax provision/(benefit)	(5,481)	6,009	827	—	1,355

Net income/(loss)	$4,292	$11,665	$(3,717)	$(7,948)	$4,292

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
For the Six Months Ended July 3, 2005
(Unaudited)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)
Net sales	$235,219	$85,407	$125,979	$(36,802)	$409,803
Cost of goods sold	232,055	77,028	121,808	(36,802)	394,089

Gross profit	3,164	8,379	4,171	—	15,714
Selling, general and administrative expenses	12,816	1,656	2,480	—	16,952
Restructuring charges	(88)	—	142	—	54

Operating income/(loss)	(9,564)	6,723	1,549	—	(1,292)
Other expense/(income):
Interest expense/(income), net	10,784	(19)	(199)	—	10,566
Amortization and other, net	2,129	(2,674)	987	—	442
Equity in earnings of subsidiaries	7,200	—	—	(7,200)	—

Income/(loss) before income taxes	(15,277)	9,416	761	(7,200)	(12,300)
Income tax provision/(benefit)	(7,113)	3,201	(224)	—	(4,136)

Net income/(loss)	$(8,164)	$6,215	$985	$(7,200)	$(8,164)

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
July 2, 2006
(Unaudited)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)
Assets
Current assets
Cash and cash equivalents	$3,771	$—	$17,734	$—	$21,505
Accounts receivable, net	931	11,926	90,607	—	103,464
Inventories	98,419	44,368	39,352	—	182,139
Prepaid expenses and other	15,457	1,382	2,721	—	19,560

Total current assets	118,578	57,676	150,414	—	326,668
Property, plant and equipment, net	103,019	25,700	47,623	—	176,342
Deferred charges, net	4,673	95	3,015	—	7,783
Deferred taxes, non-current	7,385	(7,385)	12,340	—	12,340
Goodwill, net	—	75,504	1,677	—	77,181
Assets held for resale	1,021	—	—	—	1,021
Notes receivable	—	—	834	—	834
Prepaid pension and other	—	—	41	—	41
Investments in subsidiaries	498,466	325	—	(498,791)	—

Total assets	$733,142	$151,915	$215,944	$(498,791)	$602,210

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$60,799	$19,020	$19,463	$—	$99,282
Accrued liabilities	9,791	21,120	9,069	—	39,980
Short-term borrowings	(130)	156	923	—	949
Deferred income taxes	(1,696)	1,696	680	—	680
Intercompany balances	214,629	(222,187)	7,558	—	—

Total current liabilities	283,393	(180,195)	37,693	—	140,891
Long-term debt	233,612	45	985	—	234,642
Pension liabilities	34,787	—	1,483	—	36,270
Postretirement benefit obligation	11,100	—	9,057	—	20,157
Accrued environmental remediation	887	—	—	—	887

Total liabilities	563,779	(180,150)	49,218	—	432,847

Stockholders’ equity	169,363	332,065	166,726	(498,791)	169,363

Total liabilities and stockholders’ equity	$733,142	$151,915	$215,944	$(498,791)	$602,210

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
December 31, 2005

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)
Assets
Current assets
Cash and cash equivalents	$4,571	$—	$22,758	$—	$27,329
Accounts receivable, net	7,965	6,930	89,291	—	104,186
Inventories	64,418	44,631	37,656	—	146,705
Prepaid expenses and other	7,425	1,528	1,256	—	10,209

Total current assets	84,379	53,089	150,961	—	288,429

Property, plant and equipment, net	108,275	27,001	45,962	—	181,238
Deferred charges, net	—	75,505	1,559	—	77,064
Deferred taxes, non-current	5,368	125	2,223	—	7,726
Goodwill, net	7,174	(7,174)	13,469	—	13,469
Assets held for sale	—	—	831	—	831
Prepaid pension and other	14	—	(6)	—	8
Investments in subsidiaries	484,383	325	—	(484,708)	—

Total assets	$689,593	$148,871	$215,009	$(484,708)	$568,765

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$35,364	$18,635	$17,803	$—	$71,802
Accrued liabilities	9,350	17,969	7,633	—	34,952
Short-term borrowings	—	24	224	—	248
Intercompany balances	195,247	(209,227)	13,980	—	—

Total current liabilities	239,961	(172,599)	39,640	—	107,002
Long-term debt	233,948	58	914	—	234,920
Pension liabilities	40,285	—	2,604	—	42,889
Postretirement benefit obligation	11,167	—	8,555	—	19,722
Accrued environmental remediation	930	—	—	—	930

Total liabilities	526,291	(172,541)	51,713	—	405,463

Stockholders’ equity	163,302	321,412	163,296	(484,708)	163,302

Total liabilities and stockholders’ equity	$689,593	$148,871	$215,009	$(484,708)	$568,765

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the Six Months Ended July 2, 2006
(Unaudited)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)
Operating Activities
Net income /(loss)	$4,292	$11,665	$(3,717)	$(7,948)	$4,292
Depreciation and amortization	4,937	1,564	2,113	—	8,614
Deferred income taxes	(1,906)	1,906	(29)	—	(29)
Other non-cash items	(3,737)	12	65	—	(3,660)
Write down of assets	1,021	—	—	—	1,021
Equity in earnings of subsidiaries	(7,948)	—	—	7,948	—
Changes in receivables sale facility	—	—	56,794	—	56,794
Changes in operating assets and liabilities	28,107	(40,606)	(59,727)	—	(72,226)

Net cash provided by/(used for) operating activities	24,766	(25,459)	(4501)	—	(5,194)

Investing Activities
Additions to property, plant and equipment	(974)	(252)	(1,388)	—	(2,584)
Disposals of property, plant and equipment	31	—	23	—	54

Net cash used for investing activities	(943)	(222)	(1,365)	—	(2,530)

Financing Activities
Issuance of common stock	63	—	—	—	63

Financing fees and expenses paid	(122)	—	(871)	—	(993)
Net borrowings/(payments) on revolving credit facilities	(132)	119	680	—	667
Intercompany borrowings/(payments)	(26,009)	25,562	447	—	—

Net cash provided by/(used for) financing activities	(26,200)	25,681	256	—	(263)
Effect of exchange rate on cash and cash equivalents	1,577	—	586	—	2,163

Net increase/(decrease) in cash and cash equivalents	(800)	—	(5,024)	—	(5,824)
Cash and cash equivalents at beginning of period	4,571	—	22,758	—	27,329

Cash and cash equivalents at end of period	$3,771	$—	$17,734	$—	$21,505

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the Six Months Ended July 3, 2005
(Unaudited)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)
Operating Activities
Net income /(loss)	$(8,164)	$6,215	$985	$(7,200)	$(8,164)
Depreciation and amortization	5,373	1,528	1,645	—	8,546
Deferred income taxes	(4,520)	—	(230)	—	(4,750)
Loss on disposal of fixed assets	—	—	141	—	141
Other non-cash items	1,671	30	16	—	1,717
Equity in earnings of subsidiaries	(7,200)	—	—	7,200	—
Changes in receivables sale facility	4,500	—	—	—	4,500
Changes in operating assets and liabilities	(19,299)	12,289	(9,315)	—	(16,325)

Net cash provided by/(used for) operating activities	(27,639)	20,062	(6,758)	—	(14,335)

Investing Activities
Additions to property, plant and equipment	(2,581)	(788)	(2,125)	—	(5,494)
Other	177	226	(159)	—	244

Net cash used for investing activities	(2,404)	(562)	(2,284)	—	(5,250)

Financing Activities
Issuance of common stock	421	—	—	—	421
Deferred financing fees	(554)	—	—	—	(554)
Net payments on revolving credit facilities	(1,000)	(12)	(253)	—	(1,265)
Intercompany borrowings (payments)	15,415	(19,483)	4,068	—	—
Other financing activities	10,225	(6)	(10,183)	—	36

Net cash provided by/(used for) financing activities	24,507	(19,501)	(6,368)	—	(1,362)

Effect of exchange rate on cash and cash equivalents	(45)	1	(38)	—	(82)

Net decrease in cash and cash equivalents	(5,581)	—	(15,448)	—	(21,029)
Cash and cash equivalents at beginning of period	11,191	—	23,826	—	35,017

Cash and cash equivalents at end of period	$5,610	$—	$8,378	$—	$13,988

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Results of Operations
     The following discussion summarizes the significant factors affecting the consolidated operating results of the Company for the three and six month periods ended July 2, 2006 and July 3, 2005. This discussion should be read in conjunction with the unaudited consolidated financial statements and notes to the unaudited consolidated financial statements contained in Item 1 above, and the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Executive Summary
     We earned a profit in the second quarter of 2006 of approximately $6.4 million, or $0.42 per diluted share as compared to a net loss of $5.7 million, or $0.38 per share in the second quarter of 2005. For the six months ended July 2, 2006, our net income was $4.3 million or $0.28 per diluted share as compared to a net loss of $8.2 million or $0.54 per share for the same period in 2005. Net income for the second quarter and the six months ended July 2, 2006 was driven by increased pounds shipped in all segments and record high prices in our wholesale business. Increased demand for industrial tube and fabricated products was created by the changeover to 13 SEER units manufactured by residential HVAC companies (which require double-digit percentage increases in copper tubing and fabricated products as compared to 10 SEER units). Wholesale volume increases in the second quarter were driven by commercial construction increases and an imbalance in supply and demand.
     Copper prices continued to climb, reaching record levels during the second quarter and the first six months of 2006. During the second quarter, the increase in spot copper prices was $0.97 per pound or a 39 percent increase, from $2.49 per pound at the beginning of the quarter to $3.46 on July 2, 2006. Spot copper prices during the first six months of 2006 rose from $2.16 per pound at December 31, 2005 to $3.46 per pound at July 2, 2006, a 60 percent increase. These higher prices increased our net sales and metal purchases which placed continuing demands on working capital and resultant interest costs to support it. During the second quarter we increased our availability under our receivables sale facility providing the liquidity needed to deal with the effect of higher copper prices on working capital. As a result of carrying additional working capital compared to the same periods a year ago, our interest expense was $1.5 million more than interest expense in the second quarter of 2005 and $2.0 million higher than in the first six months of 2005. During the second quarter we successfully reduced inventory by 3 million pounds or approximately 10%, we increased our inventory turns by nearly 30% to 13.5, and working with our commercial customers we shortened payment terms and improved collections, lowering our days sales outstanding by approximately 5 days.

     Finally, we continue to work with our financial advisors on issues including strategic planning and the various options for the restructuring of our balance sheet. For the first six months of 2006, expenses of $2.1 million before tax were recorded related to these activities. Further, we also recorded a charge of $1.0 million for the write down of an asset held for sale to its fair value less cost to sell.
Stock-based Compensation Expense
     Effective January 1, 2006, we adopted SFAS 123(R) using the modified prospective transition method, which requires measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including stock options, based on fair values. Our financial statements for the three and six months ended July 2, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in our Condensed Consolidated Statements of Operations for the three and six months ended July 2, 2006 included compensation expense for unvested stock-based payment awards granted prior to December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), we elected to attribute the value of stock-based compensation to expense over the periods of requisite service during which each tranche of stock options is earned, which was previously used for our pro forma information required under SFAS 123(R). We did not make any new stock option grants in the first quarter of 2006. However, we did make stock option grants covering an aggregate of 102,550 shares in the second quarter of 2006.
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
     Upon adoption of SFAS 123(R), we elected to value our stock-based payment awards granted beginning in fiscal year 2006 using the Black-Scholes model, which we previously used for the pro forma information required under SFAS 123. The determination of fair value of stock-based payment awards on the date of grant using the Black-Scholes model is affected by our stock price as well as the input of other subjective assumptions. The Black-Scholes model requires a number of assumptions, of which the most significant are: expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility is determined based upon actual historical stock price movements over the expected option term. Expected pre-vesting forfeitures are estimated based on actual historical pre-vesting forfeitures for the expected option term. The expected option term is calculated using the “simplified” method permitted by Staff Accounting Bulletin 107 (SAB 107). Our options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.
     The adoption of SFAS 123(R) decreased the earnings per share by $0.01 per basic and diluted share for the three and six months ended July 2, 2006. See Note 5 to the Notes to Unaudited Condensed Consolidated Financial Statements for further detail on the impact of SFAS 123(R) on the Company’s Condensed Consolidated Financial Statements.
For the Three Months Ended July 2, 2006 Compared to the Three Months Ended July 3, 2005
     Pounds shipped in the second quarter of 2006 increased in all business segments as follows:
Pounds Shipped
For the Three Months Ended

In thousands, except for percentages	July 2, 2006	July 3, 2005	Increase	% Increase

Commercial products	68,453	52,267	16,186	31.0%
Wholesale products	28,480	19,371	9,109	47.0
Rod, bar and other products	4,981	2,344	2,637	112.5

Total	101,914	73,982	27,932	37.8%

     Overall, total pounds of product shipped in the second quarter of 2006 were 101.9 million pounds, an increase of 37.8 percent from last year’s second quarter.
     Shipments of commercial products were 68.5 million pounds, a 31.0 percent increase from the second quarter of 2005. The increase in commercial shipments is attributable to a 37.7 percent increase in demand for industrial tube and fabricated products. This growth reflects increased demand from the production of 13 SEER residential air conditioning units. Shipments of technical tube used in commercial chiller units improved 12.4 percent in the second quarter of 2006 versus 2005 with growth in shipments in all geographic areas. Shipments of wholesale products totaled 28.5 million pounds, as compared to last year’s second quarter of 19.4 million pounds, a 47 percent improvement. These record shipments were driven by commercial construction and an imbalance in supply and demand in the early part of the quarter. This volume increase was achieved even with erratic and increasing copper prices. Shipments of rod, bar and other products totaled 5.0 million pounds, as compared to 2.3 million pounds in the second quarter of 2005. This quarter over quarter increase in rod and bar shipments is principally due to reduced production in 2005 while the Montreal facility was on strike.

     The increase in net sales in total and by business segment was as follows:
Net Sales
For the Three Months Ended

In thousands, except for percentages	July 2, 2006	July 3, 2005	$ Increase	% Increase

Commercial products	$272,810	$146,881	$125,929	85.7%
Wholesale products	123,454	38,446	85,008	221.1
Rod, bar and other products	21,720	10,994	10,726	97.6

Total	$417,984	$196,321	$221,663	112.9%

     Overall, net sales in the second quarter increased 112.9 percent to $418.0 million or $4.10 per pound as compared to $196.3 million, or $2.65 per pound last year. The higher net sales reflects the average COMEX metal price of $3.37 per pound in the second quarter of 2006 compared to $1.53 per pound in the prior year, a 120.3 percent increase. Per unit fabrication revenues, which is the selling price, excluding metal, was $1.14 per pound in 2006 as compared to $1.05 per pound in 2005. This change primarily reflects the significant increase in fabrication revenue in our wholesale products segment, as well as improved pricing or mix in all other product groups except for fabricated products, where mix changes have resulted in lower fabrication revenues.
     Net sales in commercial products increased 85.7 percent to $272.8 million, principally reflecting the aforementioned increase in copper prices, which is a direct pass through to our commercial products customers. On a per unit basis, commercial products net sales were $3.99 per pound, compared to $2.81 per pound in the prior year. This increase in overall selling price is net of a reduction in per unit fabrication revenues from $1.26 per pound in 2005 to $1.20 per pound in 2006 due to the previously mentioned change in fabricated products mix. Net sales in wholesale products increased to $123.5 million from the prior year’s second quarter of $38.4 million. On a per unit basis, net sales for wholesale products were $4.34 per pound, a $2.35 per pound increase from the second quarter of 2005, reflecting increased copper prices and a 130.9 percent improvement in unit fabrication revenues. Rod, bar and other net sales increased to $21.7 million, a 97.6 percent increase from the $11.0 million in the second quarter of the prior year, reflecting rising metal prices and increased shipments. This was offset by lower fabrication revenues per pound from $1.15 in the second quarter of 2005 to $0.94 per pound in the current quarter. On a per unit basis, net sales for rod, bar and other increased by $1.08 to $3.23 per pound again reflecting increased metal prices. Net sales in our distribution business in the Netherlands decreased by 5.4 percent to $5.6 million in the second quarter of 2006.

     The overall increase in gross profit/(loss) and the variance by business segment was as follows:
Gross Profit/(Loss)
For the Three Months Ended

			$ Increase
In thousands, except for percentages	July 2, 2006	July 3, 2005	(Decrease)	% Increase

Commercial products	$7,790	$5,472	$2,318	42.4%
Wholesale products	22,286	(178)	22,464	*NM
Rod, bar and other products	(940)	360	(1,300)	*NM

Total	$29,137	$5,654	$23,483	415.3%

*	NM — Not Meaningful
     Gross profit in the second quarter of 2006 increased to $29.1 million as compared to $5.7 million in the second quarter of 2005. The increase in gross profit was led by the wholesale product segment, with gross profit in the commercial products segment improving by 42.4 percent. The improvement in gross profit was partially offset by continued strengthening of the Canadian dollar. The negative impact on the second quarter results from the strengthening Canadian dollar was approximately $1.0 million.
     Our unit manufacturing costs for the quarter were $0.87 per pound as compared to $0.95 per pound in the second quarter of 2005. Unit manufacturing costs in the second quarter of 2005 were negatively impacted by the Montreal strike and the under absorption of fixed costs due to lower volumes produced in 2005. Unit manufacturing costs in the second quarter of 2006 excluding the Canadian currency translation impact of $0.02 per pound, would have been $0.85 per pound.
     Gross profit for commercial products was $7.8 million, compared to $5.5 million in the second quarter of 2005. These results reflect improved demand and lower manufacturing costs for commercial products which were partially offset by lower fabrication revenues due to a shift in product mix. Wholesale products gross profit was $22.3 million in the second quarter of 2006 versus a loss of $178 thousand in the same period in 2005. The improvement is due principally to significantly enhanced pricing coupled with greater volume. The loss in the rod, bar and other segment was $940 thousand in the quarter compared to a gross profit of $360 thousand in the second quarter of 2005. The gross profit in our European distribution business was more than offset by losses in the rod and bar business in 2006. The rod and bar loss is attributed to lower fabrication revenues on higher volume. Additionally, the strengthening Canadian dollar adversely impacts this segment’s gross profit.
     Selling, general and administrative (“SG&A”) expenses were $9.8 million in the second quarter of 2006, as compared to $8.6 million in the same quarter last year. The $1.2 million increase includes a $2.2 million increase in the accrual for incentive compensation and employee 401(k) success sharing. Excluding these expenses, SG&A savings from our 2005 corporate restructuring are being realized.
     We have secured the services of certain financial, legal and business advisors to consult on issues including strategic planning and the restructuring of our balance sheet. For the second quarter we recorded $2.1 million before tax related to these activities.

     Net interest expense was $6.8 million in the second quarter of 2006 as compared to $5.2 million in 2005. The increase reflects higher costs from a greater utilization of our liquidity facilities, along with higher interest expense as a result of increases in benchmark interest rates applicable to our liquidity facilities and interest rate swap.
     A tax provision of $2.5 million was recorded in the second quarter of 2006 reflecting an effective rate of approximately 28 percent as compared to a tax benefit of $3.1 million, or approximately 35 percent of the taxable loss, for the same quarter a year ago. The 2006 tax provision is net of the reversal of $2.5 million valuation allowance for deferred tax assets (primarily associated with net operating losses) which will be utilized against current taxable income in the U.S., and the establishment of a deferred tax valuation allowance in Canada of $2.4 million for the likely expiration of net operating losses. The effective tax rate is being impacted by a continued tax holiday in Portugal and income in tax jurisdictions where statutory rates are lower than North America.
     On July 13, 2006 the Financial Accounting Standards Board issued Interpretation No 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, clarifying the way companies account for uncertainty in income taxes. This pronouncement is effective for years beginning after December 15, 2006. Management is evaluating the impact of this pronouncement but does not anticipate that it will have a material impact.
For the Six Months Ended July 2, 2006 Compared to the Six Months Ended July 3, 2005
     Pounds shipped increased in the first half of 2006 as compared to 2005 in all business segments as follows:
Pounds Shipped
For the Six Months Ended

In thousands, except for percentages	July 2, 2006	July 3, 2005	Increase	% Increase

Commercial products	133,233	107,722	25,511	23.7%
Wholesale products	51,263	42,782	8,481	19.8
Rod, bar and other products	9,622	7,237	2,385	33.0

Total	194,118	157,741	36,377	23.1%

     Overall, total pounds of product shipped in the first six months of 2006 were 194.1 million pounds, an increase of 23.1 percent from last year’s first half.
     Shipments of commercial products were 133.2 million pounds, a 23.7 percent increase from the first half of 2005. The increase in commercial shipments is attributable to increased demand for industrial tube and fabricated products. This growth reflects increased requirements for tubing and fabricated products used in the production of 13 SEER residential air conditioning units. Shipments of wholesale products totaled 51.3 million pounds, as compared to last year’s first half of 42.8 million pounds, a 19.8 percent improvement. These shipments were driven by commercial construction and an imbalance in supply and demand especially in the early part of the second quarter. This volume increase was achieved even with erratic and increasing copper prices. Shipments of rod, bar and other products totaled 9.6 million pounds, as compared to 7.2 million pounds in the first half of 2005. This year over year increase particularly in rod and bar shipments is principally due to reduced production in 2005 while the Montreal facility was on strike.
     The increase in net sales in total and by business segment was as follows:
Net Sales
For the Six Months Ended

In thousands, except for percentages	July 2, 2006	July 3, 2005	$ Increase	% Increase

Commercial products	$487,409	$299,951	$187,458	62.5%
Wholesale products	189,319	84,027	105,292	125.3
Rod, bar and other products	39,567	25,825	13,742	53.2

Total	$716,296	$409,803	$306,493	74.8%

     Overall, net sales in the first half of 2006 increased 74.8 percent to $716.3 million or $3.69 per pound as compared to $409.8 million, or $2.60 per pound last year. The higher net sales reflects the average COMEX metal price of $2.81 per pound in the first half of 2006 compared to $1.50 per pound in the prior year. Per unit fabrication revenues, which is the selling price, excluding metal, was $1.10 per pound in 2006 as compared to $1.04 per pound in 2005. This change primarily reflects the significant increase in fabrication revenue in our wholesale products segment, as well as improved pricing or mix in all other product groups except for fabricated products, where mix changes have resulted in lower fabrication revenues.
     Net sales in commercial products increased 62.5 percent to $487.4 million, principally reflecting the aforementioned increase in copper prices, which is a direct pass through to our commercial products customers. On a per unit basis, commercial products net sales were $3.66 per pound, compared to $2.78 per pound in the prior year. This increase in overall selling price is net of a reduction in per unit fabrication revenues from $1.27 per pound in 2005 to $1.20 per pound in 2006, due to the previously mentioned change in fabricated products mix. Net sales in wholesale products increased to $189.3 million from the prior year’s first half of $84.0 million. On a per unit basis, net sales for wholesale products were $3.69 per pound, a $1.73 per pound increase from the first half of 2005, reflecting increased copper prices and an 88 percent improvement in unit fabrication revenues. Rod, bar and other net sales increased to $39.6 million, a 53.2 percent increase from the $25.8 million in the first half of the prior year, reflecting rising metal prices and increased shipments. This was slightly enhanced by higher fabrication revenues per pound from $0.72 in the first half of 2005 to $0.73 per pound in the current year. On a per unit basis, net sales for rod, bar and other increased by $0.91 to $3.00 per pound again reflecting increased metal prices. Net sales in our distribution business in the Netherlands remained relatively unchanged for the first six months of 2006 versus 2005 at $10.7 million.

     The increase in gross profit in total and the variance by business segment was as follows:
Gross Profit/(Loss)
For the Six Months Ended

			$ Increase
In thousands, except for percentages	July 2, 2006	July 3, 2005	(Decrease)	% Increase

Commercial products	$16,098	$15,091	$1,007	6.7%
Wholesale products	24,454	(302)	24,756	*NM
Rod, bar and other products	(533)	925	(1,458)	*NM

Total	$40,019	$15,714	$24,305	154.7%

*	NM – Not Meaningful
     Gross profit in the first half of 2006 increased to $40.0 million as compared to $15.7 million in the first half of 2005. The increase in gross profit of over 154.7 percent was led by the wholesale product segment, with gross profit in the commercial products segment improving by 6.7 percent. The improvement in gross profit was partially offset by continued strengthening of the Canadian dollar. The negative impact on the results during the first six months of 2006 from the strengthening Canadian dollar was approximately $1.6 million.
     Our unit manufacturing costs for the first half of 2006 were $0.89 per pound as compared to $0.93 per pound in the first half of 2005. Unit manufacturing costs in the first half of 2005 were negatively impacted by the Montreal strike and the under absorption of fixed costs due to lower volumes produced in 2005. Unit manufacturing costs excluding the Canadian currency translation impact of $0.02 per pound would have been $0.87 per pound.
     Gross profit for commercial products was $16.1 million, compared to $15.1 million in the first half of 2005. These results reflect improved demand related to SEER 13 requirements and lower manufacturing costs for commercial products which were partially offset by lower fabrication revenues due to a shift in product mix. Wholesale products gross profit was $24.5 million in the first half of 2006 versus a loss of $302 thousand in the same period in 2005. The improvement is due principally to record high pricing coupled with greater volume. The loss in the rod, bar and other segment was $533 thousand in the first half compared to a gross profit of $925 thousand in the first half of 2005. The gross profit in our European distribution business was more than offset by losses in the rod and bar business in 2006. The rod and bar loss was attributed primarily to metal variances absorbed by this product line. Additionally, the strengthening Canadian dollar adversely impacts this segment’s gross profit.
     SG&A expenses were $17.4 million for the first half of 2006, as compared to $17.0 million in the same period last year. The $0.4 million increase includes a $2.4 million increase in the accrual for incentive compensation and employee 401(k) success sharing. Excluding these expenses, SG&A savings from our 2005 corporate restructuring are being realized.
     We have secured the services of certain financial, legal and business advisors to consult on issues including strategic planning and the restructuring of our balance sheet. For the first six months we recorded $2.1 million before tax related to these activities.
     Net interest expense was $12.6 million in the first six months of 2006 as compared to $10.6 million for the same period in 2005. The increase reflects higher costs from a greater utilization of our liquidity facilities, along with higher interest expense as a result of increases in benchmark interest rates applicable to our liquidity facilities and interest rate swap.
     A tax provision of $1.4 million was recorded in the first half of 2006 reflecting an effective rate of approximately 24 percent as compared to a tax benefit of $4.1 million, or approximately 34 percent of the taxable loss, for the same period a year ago. The 2006 tax provision is net of the reversal of $2.5 million valuation allowance for deferred tax assets (primarily associated with net operating losses) which will be utilized against current taxable income in the U.S., and the establishment of a deferred tax valuation allowance in Canada of $2.4 million for the likely expiration of net operating losses. The effective tax rate is being impacted by a continued tax holiday in Portugal and income in tax jurisdictions where statutory rates are lower than North America.
Liquidity and Capital Resources
     The following table sets forth selected information concerning our financial condition:

	July 2, 2006
	(Unaudited)	December 31, 2005

(In thousands)
Cash and cash equivalents	$21,505	$27,329
Working capital	185,777	181,427
Total debt	235,591	235,168
Current ratio	2.32	2.70

Overview and Outlook
     In the second quarter of 2006, we reported operating profit of $6.4 million, reversing the trend of losses for the previous seven consecutive quarters. In spite of this improvement, our business has not yet generated sufficient unrestricted cash flow from operations to satisfy our working capital needs, interest payment obligations, capital expenditures and other cash requirements. Increasing working capital requirements caused by the significant rise in copper and other metal prices have required us to utilize amounts available under our receivables sale facility and our secured revolving credit facility to fund these requirements. Our normal working capital requirements also typically increase during the first and second quarters of our fiscal year, thereby exacerbating the above liquidity issues.
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
     Working with our commercial banks, on April 4, 2006 and again on June 9, 2006, we completed amendments to our receivables sale facility to, among other things, allow the sale of certain Canadian accounts receivable under the receivables sale facility, and increase the maximum amount available under the facility first to $75 million, and then to $90 million. On the same dates, we amended our secured revolving credit facility to permit the amendments to the receivables sale facility noted above. These amendments increased the combined maximum availability under the secured revolving credit facility and the receivables sale facility up to $125.0 million, subject to eligibility, borrowing base, reserves and other limitations. As of July 31, 2006, our utilization of the receivables sale facility was $68.9 million, leaving $7.4 million in additional availability thereunder. Under our secured revolving credit facility, $12.8 million in letters of credit and no revolving loans were outstanding as of August 7, 2006. Taking into consideration $5.7 million in reserves and other holdbacks and the reduction in availability as a result of the value of our interest rate swap, we had approximately $16.5 million in additional borrowing availability as of that date. Our ability to access cash under these facilities depends on the amount of eligible receivables and available borrowing base and our compliance with the covenants contained in these agreements. We believe that the availability under our liquidity facilities, combined with the unrestricted cash on hand in North America, should provide the necessary liquidity required for the foreseeable future in 2006.
     We and our financial advisors are evaluating refinancing or restructuring alternatives in anticipation of the upcoming maturities of our secured revolving credit facility and receivables sale facility in 2008, and senior note issues in 2008 and 2009, as well as our future projected short-term liquidity needs. Because of restrictions on incurring additional debt and other limitations contained in our senior note indentures and financing agreements (primarily the indenture covenants that generally restrict our ability to incur secured indebtedness for borrowed money in an aggregate amount greater than 10% of our consolidated net tangible assets [which was $36.5 million at July 2, 2006], unless we equally and ratably secure the senior notes), along with our already significant leverage and our current financial condition and credit ratings, we may not be able to obtain additional incremental liquidity through our existing secured revolving credit facility or through a new secured or unsecured lending arrangement.
     With our current cash balances, amounts available under our amended liquidity facilities and anticipated cash flow from continuing operations, we believe that we will be able to satisfy existing working capital needs, debt service obligations and capital expenditure and other cash requirements in the near to mid-term. If, however, we are not able to satisfy these obligations because we are unable to generate sufficient cash from operations, access sufficient available funds under our liquidity facilities or refinance or obtain additional liquidity sources, if copper prices continue to increase beyond our capacity to cover these increased costs, if our commercial customers stop supporting the temporary change in payment terms, or because of other adverse changes in our business, we may face a default and acceleration of our debt, possibly leading to bankruptcy or insolvency. See the discussion of related risks under “Part I Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 and in “Part II Item 1A – Risk Factors” of this report below.

Sources of Liquidity
     Our principal sources of liquidity are cash and cash equivalents, cash provided by operations, and cash available under our liquidity facilities.
     Cash and cash equivalents. In the first six months of 2006, cash and cash equivalents decreased by $5.8 million. Cash and cash equivalents as of July 2, 2006 and December 31, 2005 were $21.5 million and $27.3 million, respectively, of which $12.7 million and $15.9 million, respectively, were held by subsidiaries located outside the U.S.
     Approximately $5.5 million and $6.6 million of cash included in cash on hand was restricted as of July 2, 2006 and December 31, 2005, respectively, and was not available for general corporate use. Restricted cash at July 2, 2006 includes $2.7 million in margin deposits related to the Company’s metal and natural gas hedge program, $1.3 million as collateral to secure the Company’s travel and purchase credit card programs, $0.6 million to secure a letter of credit for a loan made by the Portuguese government, $0.4 million as a deposit for the Monterrey, Mexico facility lease, $0.3 million in escrow related to the sale of the Company’s former Roxboro, NC facility, and $0.2 million to secure payment of GST taxes with the Canadian Border Services Agency. Restricted cash at December 31, 2005 included $2.4 million related to deposits for margin calls on our metal and natural gas hedge programs, a $1.4 million deposit with Bank of America related to our silver consignment facility, $1.2 million as collateral to secure our travel and purchase credit card programs, $0.7 million to secure a letter of credit for a loan made by the Portuguese government, $0.4 million as a deposit for the Monterrey, Mexico facility lease, $0.3 million in escrow related to the sale of our former Roxboro, North Carolina facility, and $0.2 to secure a letter of credit for the Canadian Customs Bureau.
     Cash used for operations. Cash used for operating activities in the first six months of 2006 was $5.2 million. Cash used for operating activities in the first six months of 2005 was $14.3 million. The decrease in cash used by operations in 2006 versus 2005 is the result of the sale of accounts receivable under the Company’s receivables sale facility of $56.8 million, which offset increases in accounts receivable. Without the sale of accounts receivable, cash used for operating activities would have been $62.0 million.
     Cash from our receivables sale facility. The amount of cash available to us under our receivables sale facility is based upon the amount of eligible receivables and certain reserves required by the facility. Accordingly, availability may fluctuate over time, but in no case can it exceed the facility’s purchase limit (which was $90.0 million at July 2, 2006). Based upon a servicing report as of July 2, 2006, the value of receivables eligible to be purchased totaled approximately $82.6 million. We had utilized $75.8 million under the facility at July 2, 2006, leaving $6.8 million additional availability as of this date. See “Liquidity Facilities - Receivables Sale Facility” below.

Uses of Liquidity
     Our principal uses of liquidity are funding operations, working capital needs, capital expenditures and interest, the funding of payments related to our outstanding debt and other financing facilities, and the funding of pension obligations.
     Working capital needs. As noted above, net cash used for operating activities in the first six months of 2006 was $5.2 million, as compared to cash used for operating activities of $14.3 million for the first six months of 2005. The $5.2 million of cash used in 2006 is net of $56.8 million of receivables sold. The $14.3 million for the first six months of 2005 is net of $12.0 million of receivables sold. The continued rapid and unprecedented increase in copper and other non-ferrous metal prices has significantly increased our working capital requirements, causing our levels of accounts receivable and inventory to be higher in 2006 than in 2005. This increase in working capital is in spite of a year over year 12.5 million pound reduction of product carried in inventory, the improvement in our inventory turns from 6.3 to 13.5 and improvements made in the number of days sales outstanding for receivables from 46.1 to 35.4. Copper prices during the first six months of 2006 rose from $2.16 per pound at December 31, 2005 to $3.46 per pound at July 2, 2006. This increase in working capital requirements has been exacerbated as suppliers have generally shortened credit terms related to the purchase of metal. Due to the normal seasonality of our business, we have historically drawn-down on our liquidity facilities during the first half of the year. However, escalating copper prices, increased purchases due to increased volumes, and shortened payment terms have required us to utilize our liquidity facilities more in the first half of 2006 than in previous periods.
     Capital expenditures. In the first six months of 2006, capital expenditures totaled $2.6 million versus $5.5 million in the first six months of 2005. Capital expenditures include asset replacement, environmental and safety compliance, cost reduction and productivity improvement items. The reduction in capital expenditures in 2006 versus 2005 reflects a lower level of capital projects at our Monterrey, Mexico facility. Our capital spending plan for 2006 is forecasted to be $6.5 to $8.0 million.
     Payments related to our outstanding debt and other financing facilities. In the first six months of 2006, we made interest and other fee payments on our senior notes, liquidity facilities and other debt totaling $11.9 million, versus payments of $10.3 million in the first six months of 2005. The increase in interest and fee expense from 2005 to 2006 results primarily from increased utilization of our receivables sale facility in the first half of 2006 as compared to the amount borrowed under our secured revolving credit facility and utilized under the receivables sale facility in the first half of 2005. In addition, year over year increases in variable interest rates along with reduced benefits from our interest rate swap as a result of the increasing rates also had an impact on interest and fee expense.
     Funding of pension obligations. In each of the six month periods ended July 2, 2006 and July 3, 2005, we made a contribution of $0.5 million to our U.S. qualified defined benefit pension plan. For the six month periods ended July 2, 2006 and July 3, 2005, we made contributions of $1.7 million and $0.6 million, respectively, to our Canadian defined benefit pension plans.

     The Company froze benefits accruing to its U.S. defined benefit pension plan and Supplemental Benefit Restoration Plan, effective February 28, 2006. In conjunction with the freezing of these plans, the Company, effective March 1, 2006, made enhancements to its 401(k) plan for the employees impacted by this action. These enhancements include an automatic three percent contribution of employees’ applicable compensation to each affected employee’s 401(k) account, a match of employees’ contributions, the addition of a success sharing component to the 401(k) plan, and the provision of transition contributions for five years for certain employees based upon an employee’s age and years of service as of February 28, 2006. We made payments to our employees’ 401(k) accounts of $1.0 million and $0.3 million for the six months ended July 2, 2006 and July 3, 2005, respectively.
     In January 2006, we made a lump sum distribution of $5.7 million and in June 2006 we made a second and final payment of $0.6 million to a former CEO, who retired on December 9, 2005, which represented his vested benefits under the 2002 Supplemental Executive Retirement Plan and Supplemental Benefit Restoration Plan. The payout was made from a combination of the funds previously held in a rabbi trust and from general corporate funds.
Off-Balance Sheet Arrangements
     Except as described herein, for the quarter ended July 2, 2006, there were no material changes to the information regarding the off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements,” as updated by the information disclosed under the same caption of our Form 10-Q for the quarter ended April 2, 2006.
     On April 4, 2006, we amended our receivables sale facility to include certain Canadian accounts receivable originated by Wolverine Tube (Canada), Inc. as being eligible for sale, to add The CIT Group/Business Credit, Inc. as a purchaser of receivables interests, and to increase the maximum amount available under the facility to $70 million.
     On June 9, 2006, we amended the receivables sale facility to further increase the maximum amount available under the facility to $90 million.
     The April and June 2006 amendments, as well as amounts outstanding at July 2, 2006, are more fully described below in “Liquidity Facilities” and in Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements.
     Other than the receivables sale facility, we had no other off-balance sheet arrangements as of July 2, 2006 that either have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Liquidity Facilities
     As described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financing Agreements” of our Form 10-K for the fiscal year ended December 31, 2005, our financing arrangements consist of (i) our 7.375% Senior Notes due 2008 and our 10.5% Senior Notes due 2009, of which $134.7 million and $99.4 million, respectively, were outstanding as of July 2, 2006; (ii) our liquidity facilities described below; and (iii) certain other credit arrangements with respect to our non-U.S. operations. The agreements governing our liquidity facilities, and the indentures governing our senior notes, contain cross default provisions. As of July 2, 2006, we were in compliance with the covenants contained in the agreements governing our liquidity facilities and in the indentures governing our senior notes.
     Our liquidity facilities currently consist of a $90 million receivables sale facility arranged by Wachovia Bank, National Association (“Wachovia”); a $35 million secured revolving credit facility with Wachovia; and a silver consignment and forward contracts facility with Bank of America, N.A. We view our receivables sale facility and our secured revolving credit facility as sources of available liquidity. We view our silver consignment facility as a source of indirect liquidity because it allows us to reduce the amount of working capital necessary to fund our silver raw material requirements. The terms of each of these liquidity facilities, as amended through the first quarter of 2006, are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Facilities” of our Form 10-Q for the quarter ended April 2, 2006. We further amended the receivables sale facility and the secured revolving credit facility in the second quarter of 2006, as described below.
     On April 4, 2006, we amended our receivables sale facility to include certain Canadian accounts receivable originated by Wolverine Tube (Canada), Inc. (“WTCI”) as being eligible for sale, to add The CIT Group/Business Credit, Inc. (“CIT/BC”) as a purchaser of receivables interests, and to increase the maximum amount available under the facility to $70 million. Under the amended facility, WTCI will participate in the receivables sale facility as an additional Originator (along with the Company and its other wholly owned subsidiaries Small Tube Manufacturing, LLC and Tube Forming, L.P.). The Company has guaranteed the performance by WTCI of its obligations under the facility.
     The April 2006 amendments provided that CIT/BC would fund $25 million of the receivable interests purchases towards the $70 million purchase limit, with the remainder to be funded by Wachovia (or its commercial paper conduit). On June 9, 2006, we amended the receivables sale facility to further increase the purchase limit to $90 million, with CIT/BC and Wachovia each funding a maximum of $45 million of the purchase limit. This $90 million purchase limit remains subject to the amount of eligible receivables and certain reserves required by the facility. Accordingly, availability under the amended receivables sale facility may continue to fluctuate over time, perhaps materially, given changes in eligible receivables balances and the amount of required reserves, but cannot exceed the facility’s $90 million purchase limit.
     On May 30, 2006, we agreed with Wachovia to adjust the monthly costs we pay when purchases are funded by Wachovia, as liquidity provider, rather than by Wachovia’s commercial paper conduit. These costs will now accrue on outstanding balances at the LIBO rate plus 2.00% per annum or at the Company’s option at base rate plus 50 basis points if the Company’s Fixed

Charge Coverage ratio is less than 1:1. Our monthly costs on purchases funded by CIT/BC continue to be based on LIBO rate plus 2.00%.
     As of July 2, 2006, the value of receivables eligible to be purchased under the facility totaled approximately $82.6 million. We had utilized $75.8 million as of July 2, 2006, leaving an availability of $6.8 million under the facility as of this date.
     On April 4, 2006, we amended our secured revolving credit facility to permit the April amendments to our receivables sale facility described above and to provide for an appraisal of the our equipment, and to update certain representations and schedules. On June 9, 2006, we again amended the secured revolving credit facility to permit the June amendment to the receivables sale facility described above.
     We had no borrowings outstanding under our secured revolving credit facility at July 2, 2006, and approximately $12.8 million of standby letters of credit outstanding thereunder. After taking into account an additional $5.7 million of reserves, other holdbacks and the reduction in availability as a result of the value of our interest rate swap, we had $16.5 million in additional borrowing availability under our secured revolving credit facility as of that date. As of December 31, 2005, we had no borrowings outstanding under our secured revolving credit facility, and approximately $12.5 million of standby letters of credit outstanding. After taking into account $8.1 million of reserves, other holdbacks and the reduction in availability as a result of the value of our interest rate swap, we had $11.9 million in additional borrowing availability under the secured revolving credit facility as of that date.
     Under our silver consignment and forward contracts facility at July 2, 2006, we had $13.3 million of silver in our inventory under the silver consignment facility, with a corresponding amount included in accounts payable, and $0.9 million committed to under the forward contracts facility. At December 31, 2005, we had $13.5 million of silver in our inventory under the silver consignment facility, with a corresponding amount included in accounts payable, and $1.1 million committed to under the forward contracts facility.
Environmental Matters
     We are subject to extensive environmental regulations imposed by local, state, federal and provincial authorities in the U.S., Canada, China, Portugal and Mexico with respect to air emission, discharges to waterways, and the generation, handling, storage, transportation, treatment and disposal of waste material, and we have received various communications from regulatory authorities concerning environmental matters. We have accrued undiscounted estimated environmental remediation costs of $0.9 million as of July 2, 2006, consisting primarily of $0.8 million for the Ardmore, Tennessee facility and $0.1 million for the Decatur, Alabama facility. Based upon information currently available, we believe that the ultimate remediation costs for these matters are not reasonably likely to have a material effect on our business, financial condition or results of operations. However, actual costs related to these environmental matters could differ materially from the amounts we estimated and have accrued at July 2, 2006, and could result in additional exposure if these environmental matters are not resolved as anticipated.

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
Commodity Price Risks
     The price our customers pay for a product includes a metal charge that represents, in some cases, the market value of the copper used in that product as of the date we ship the product to the customer. Effective September 1, 2005, we began charging certain customers the previous monthly average COMEX price for metal. This pricing model is expected to serve as a natural hedge against changes in the commodity price of copper, and allows us to better match the cost of copper with the selling price to our customers. However, as an accommodation to our customers, we often enter into fixed price commitments to purchase copper on their behalf in order to fix the price of copper in advance of shipment. We account for these transactions as cash flow hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and by Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (hereinafter collectively referred to as “SFAS 133”). The fair value of these derivative assets is recognized in prepaid expenses and other assets in the Consolidated Balance Sheet. Hedge ineffectiveness is recognized in the Consolidated Statement of Operations under cost of goods sold. Information regarding this type of derivative transaction is as follows:

	Three months	Six months
	ended	ended
(In millions)	July 2, 2006	July 2, 2006

Gains arising from ineffectiveness included in earnings	$0.5	$1.4
Gains reclassed from other comprehensive income (“OCI”) to earnings	$2.7	$3.9

(In millions)	July 2, 2006	July 3, 2005

Aggregate notional value of derivatives outstanding	$15.4	$12.7

Period through which derivative positions currently exist	December 2007	December 2006
Fair value of derivatives – asset/(liability)	$0.6	$0.9
Increase/(decrease) in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$1.5	$(1.4)
Deferred gains included in OCI	$4.2	$0.6
Gains included in OCI to be recognized in the next 12 months	$4.1	$0.6
Number of months over which gain in OCI is to be recognized	18	12
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

	Three months	Six months
	ended	ended
(In millions)	July 2, 2006	July 2, 2006

Gain arising from ineffectiveness included in earnings	$1.7	$1.5
(Losses) reclassed from other comprehensive income (“OCI”) to earnings	$(1.9)	$(2.2)

(In millions)	July 2, 2006	July 3, 2005

Aggregate notional value of derivatives outstanding	$5.7	$8.3
Period through which derivative positions currently exist	September 2006	September 2005
Fair value of derivatives – asset/(liability)	$4.0	$(8.6)
Increase/(decrease) in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$1.0	$(0.9)
Deferred gains/(losses) included in OCI	$(2.7)	$0.4
Gains/(losses) included in OCI to be recognized in the next 12 months	$(2.7)	$0.4
Number of months over which gain/(loss) in OCI is to be recognized	3	3
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

	Three months	Six months
	ended	ended
(In millions)	July 2, 2006	July 2, 2006

Gain/(loss) arising from ineffectiveness included in earnings	$0.2	$(2.1)

(In millions)	July 2, 2006	July 3, 2005

Aggregate notional value of derivatives outstanding	$13.1	$53.3
Period through which derivative positions currently exist	September 2006	September 2005
Fair value of derivatives – asset/(liability)	$(6.7)	$(2.3)
(Decrease) in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(2.0)	$(5.6)
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

	Three months	Six months
	ended	ended
(In millions)	July 2, 2006	July 2, 2006

Gains arising from ineffectiveness included in earnings	$0.4	$1.2
(Losses) reclassed from other comprehensive income (“OCI”) to earnings	$(0.6)	$(0.6)

(In millions)	July 2, 2006	July 3, 2005

Aggregate notional value of derivatives outstanding	$8.1	$5.6
Period through which derivative positions currently exist	December 2008	December 2006
Fair value of derivatives – asset/(liability)	$(0.8)	$7.1
(Decrease) in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(0.7)	$(0.7)
Deferred gains/(losses) included in OCI	$(4.0)	$1.7
Gains/(losses) included in OCI to be recognized in the next 12 months	$(2.0)	$1.2
Number of months over which gain/(loss) in OCI is to be recognized	30	12
Foreign Currency Exchange Risk
     We are subject to market risk exposure from fluctuations in foreign currencies. Foreign currency exchange forward contracts may be used from time to time to hedge the variability in cash flows from the forecasted payment or receipt of currencies other than the functional currency. We do not enter into forward exchange contracts for speculative purposes. These forward currency exchange contracts and the underlying hedged receivables and payables are carried at their fair values, with any associated gains and losses recognized in current period earnings. These contracts cover periods commensurate with known or expected exposures, generally within three months. As of July 2, 2006, we had forward exchange contracts outstanding to sell foreign currency with a notional amount of $1.7 million. The estimated fair value of these forward exchange contracts to sell foreign currency is a $9 thousand loss. The effect of a 10% adverse change in exchange rates would reduce the fair value by approximately $0.2 million.
     We also use foreign currency forward exchange contracts to hedge our inventory currency risk in Canada. These contracts are denominated in U.S. and Canadian dollars. As of July 2, 2006, we had foreign currency forward exchange contracts outstanding through December 2006 to purchase foreign currency with a notional amount of $8.6 million. As of July 2, 2006, we had an unrealized gain of $0.4 million associated with these foreign currency forward exchange contracts. The effect of a 10% adverse change in exchange rates would be a loss of approximately $0.8 million.
Interest Rate Risk
     In October 2002, we entered into an interest rate swap transaction on $50.0 million of our 7.375% Senior Notes. The interest rate swap calls for semi-annual interest payments on February 1 and August 1, a floating interest rate based upon the six month LIBOR rate plus a spread of 3.76%, and an August 1, 2008 maturity date. The interest rate swap resulted in an increase in interest expense for the three and six month periods ended July 2, 2006 of $0.3 million and $0.5 million, respectively, and an increase of interest expense for the three and six month periods ended July 3, 2005 of $26 thousand and $71 thousand, respectively.
     As of July 2, 2006, the fair market value of the interest rate swap was a liability of $2.0 million, which is included in other liabilities with a corresponding decrease to the hedged debt. Equal and offsetting unrealized gains and losses are included in other income expense. For the three and six month periods ended July 2, 2006, the interest rate swap effectively converted $50 million of fixed rate 7.375% Senior Notes to variable rates of 9.8% and 9.4%, respectively. As of July 3, 2005, the fair market value of the interest rate swap was a liability of $0.9 million, which was included in other liabilities with a corresponding decrease to the hedged debt. Equal and offsetting unrealized gains and losses were included in other income expense. For the three and six month periods ended July 3, 2005, the interest rate swap effectively converted $50 million of fixed rate 7.375% Senior Notes to variable rates of 7.6% and 7.7%, respectively.
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
Changes in Internal Control over Financial Reporting
     Based upon the evaluation performed by our management, which was conducted with the participation of Messrs. Manning and Deason, there has been no change in our internal control over financial reporting during the second quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
During the second quarter of 2006, wholesale demand was strong and wholesale pricing rose to record high levels, neither of which may be sustained in future quarters.
     Wholesale prices rose to record high levels in the second quarter of 2006. In addition, demand for wholesale products was high in a market where commercial construction increases created a supply and demand imbalance. Gross profit in this segment benefited from these conditions in the second quarter. We cannot predict whether these high levels of wholesale pricing and demand will be sustained in future quarters. A significant reduction in per unit prices or in the demand for these products from our customers could negatively impact our results of operations and financial position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table presents information with respect to repurchases of Common Stock made by the Company during the quarter ended July 2, 2006. All of the repurchased shares were surrendered to the Company by employees for tax withholding purposes in conjunction with the vesting of restricted shares held by employees under the Company’s 2003 Equity Incentive Plan.

			Total Number of Shares	Approximate Dollar
	Total Number		Purchased as Part of	Value (in Millions) that
	of Shares	Average Price	Publicly Announced	May Yet Be Purchased
	Purchased	Paid Per Share	Plans	Under the Plans or
Period	(1)	(2)	or Programs	Programs

4/03/06 – 4/30/06	3,534	5.64	—	—
5/01/06 – 5/28/06	218	2.98	—	—
5/29/06 – 7/02/06	—	—	—	—

Total	3,752	5.49	—	—

(1)	Shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of restricted Common Stock. Shares are not part of any Company repurchase plan.

(2)	Average price paid per share reflects the closing price of the Common Stock on the business day the shares were surrendered by employee stockholders.
Item 4. Submission of Matters to a Vote of Security Holders
     On May 23, 2006, the Company held its Annual Meeting of Stockholders. The matters voted on at the meeting and the results of those votes were as follows:
(1)	Election of three Class I Directors:

	Votes For	Votes Withheld
Stephen E. Hare	13,226,428	309,608
William C. Griffiths	13,226,428	309,608
David M. Gilchrist, Jr.	13,226,420	309,616
Other directors whose term of office continued after the meeting were John L. Duncan, Jan K. Ver Hagen, Julie A. Beck, Dennis J. Horowitz, Gail O. Neuman and Johann R. Manning, Jr.
(2)	Ratification of the appointment of KPMG, LLP as the Company’s independent auditors for the fiscal year ending December 31, 2006:

Votes For	Votes Against	Votes Withheld
13,363,809	121,663	50,564

Item 5. Other Information.
     As previously reported by the Company on a Form 8-K filed on April 11, 2006, on April 5, 2006 the Compensation Committee (the “Committee”) of the Board of Directors of the Company adopted the Wolverine Tube, Inc. Annual Performance Incentive Plan (the “Plan”) and established 2006 performance measures and bonus level opportunities under the Plan for the Chief Executive Officer and the other executive officers named in the Company’s proxy statement for the 2006 Annual Meeting of Stockholders (collectively, the “named executive officers”). The Form 8-K as filed contained an inadvertent error in the third paragraph of Item 1.01 regarding named executive officer bonus levels. The original Form 8-K correctly disclosed that the Committee established 2006 bonus levels for the Chief Executive Officer ranging up to 117% of his base salary, and for the other named executive officers up to 70% of base salary, in all cases based on the extent to which performance goals are achieved. However, the Plan also provides that, in the event that the performance goal associated with the maximum bonus level is exceeded, the bonus payouts will increase on a pro-rata basis beyond the maximum percentages noted above.
Item 6. Exhibits
10.1	Receivables Sale Agreement, dated as of April 4, 2006, between Wolverine Tube (Canada) Inc. and DEJ 98 Finance, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 11, 2006).

10.2	Amendment No. 1 to Receivables Sale Agreement (U.S.), dated as of April 4, 2006, among the Company, Tube Forming, L.P., Small Tube Manufacturing LLC and DEJ 98 Finance, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 11, 2006).

10.3	Amended and Restated Receivables Purchase Agreement, dated as of April 4, 2006, among DEJ 98 Finance, LLC, Wolverine Finance, LLC, the Company, Variable Funding Capital Company LLC, The CIT Group/Business Credit, Inc., individually and as co-agent, and Wachovia Bank, National Association, individually and as agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 11, 2006).

10.4	Amendment No. 4 to Amended and Restated Credit Agreement, dated as of April 4, 2006, among the Company and its U.S. subsidiaries, the lenders named therein and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 11, 2006).

10.5	Amendment No. 1 to Amended and Restated Receivables Purchase Agreement, effective as of June 9, 2006, among DEJ 98 Finance, LLC, Wolverine Finance, LLC, the Company, Variable Funding Capital Company LLC, The CIT Group/Business Credit, Inc., individually and as co-agent, and Wachovia Bank, National Association, individually and as agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2006).

10.6	Amendment No. 5 to Amended and Restated Credit Agreement, dated as of June 9, 2006, among the Company and its U.S. subsidiaries, the lenders named therein and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 13, 2006).

10.7*	Wolverine Tube, Inc. Annual Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 11, 2006).

10.8*	Change in Control Severance Agreement, dated May 26, 2006, between the Company and Allan J. Williamson, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2006).

10.9*	Summary of Named Executive Officer Compensation.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

WOLVERINE TUBE, INC.

Dated: August 10, 2006	By:	/s/ James E. Deason

	Name:	James E. Deason
	Title:	Senior Vice President, Chief
Financial Officer and Secretary