Form 10-Q
period 2006-10-01
WOLVERINE TUBE INC
filed 2006-11-13
CIK 821407

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended October 1, 2006
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐
Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date:

Class	Outstanding as of November 3, 2006

Common Stock, $0.01 Par Value	15,073,267 Shares

FORM 10-Q
QUARTERLY REPORT

PART I. Financial Information
Item 1. Financial Statements
Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005

(In thousands except per share amounts)
Net sales	$396,100	$225,704	$1,112,396	$635,507
Cost of goods sold	386,329	227,615	1,062,607	621,704

Gross profit / (loss)	9,771	(1,911)	49,789	13,803
Selling, general and administrative expenses	6,535	8,795	23,928	25,747
Advisory fees and expenses	1,792	—	3,907	—
Restructuring charges	55,580	1,849	55,571	1,903

Operating loss	(54,136)	(12,555)	(33,617)	(13,847)
Other expenses:
Interest expense, net	6,908	5,235	19,521	15,801
Amortization and other, net	(775)	323	1,484	765

Loss before income taxes	(60,269)	(18,113)	(54,622)	(30,413)
Income tax benefit	(10,749)	(6,915)	(9,393)	(11,051)

Net loss	$(49,520)	$(11,198)	$(45,229)	$(19,362)

Per share data:

Net loss per common share – basic	$(3.29)	$(0.74)	$(3.00)	$(1.29)

Basic weighted average number of common shares	15,072	15,034	15,068	15,015

Net loss per common share – diluted	$(3.29)	$(0.74)	$(3.00)	$(1.29)

Diluted weighted average number of common and common equivalent shares	15,072	15,034	15,068	15,015

The accompanying notes are an integral part of these condensed consolidated financial statements

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	October 1, 2006	December 31, 2005

(In thousands except share and per share amounts)	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$24,491	$27,329
Accounts receivable, net of allowance for doubtful accounts of $0.4 million in 2006 and $0.6 million in 2005	93,875	104,186
Inventories	171,552	146,705
Prepaid expenses and other	11,050	10,209

Total current assets	300,968	288,429

Property, plant and equipment, net	145,003	181,238
Deferred charges, net	7,363	7,726
Goodwill, net	77,174	77,064
Deferred income taxes	23,579	13,469
Notes receivable	815	831
Assets held for sale	1,116	—
Investments	22	8

Total assets	$556,040	$568,765

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$96,428	$71,802
Accrued liabilities	46,266	34,952
Deferred income taxes	751	—
Short-term borrowings	2,655	248

Total current liabilities	146,100	107,002

Long-term debt	235,041	234,920
Pension liabilities	34,569	42,889
Postretirement benefit obligation	19,731	19,722
Accrued environmental remediation	837	930

Total liabilities	436,278	405,463
Stockholders’ equity
Common stock, par value $0.01 per share; 40,000,000 shares authorized; 15,073,267 and 15,058,803 shares issued and outstanding as of October 1, 2006 and December 31, 2005, respectively	151	151
Additional paid-in capital	91,769	91,711
Retained earnings	40,506	85,734
Unearned compensation	—	(324)
Accumulated other comprehensive loss, net of tax	(12,664)	(13,970)

Total stockholders’ equity	119,762	163,302

Total liabilities and stockholders’ equity	$556,040	$568,765

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	October 1,	October 2,
	2006	2005

(In thousands)
Operating Activities

Net loss	$(45,229)	$(19,362)
Adjustments to reconcile net (loss) to net cash used for operating activities:
Depreciation and amortization	12,982	12,803
Deferred income taxes	(11,201)	(10,526)
Restructuring charges	21,369	—
Asset Impairment	34,202	—
Other non-cash items	132	4,119
Changes in operating assets and liabilities:
Sale of accounts receivable	42,096	18,500
Accounts receivable, net	(31,854)	(34,274)
Inventories	(31,690)	19,771
Income taxes payable	(1,681)	(1,673)
Prepaid expenses and other	(519)	(1,776)
Accounts payable	26,472	9,792
Accrued liabilities including pension, postretirement benefit and environmental	(17,534)	2,071

Net cash used for operating activities	(2,455)	(555)

Investing Activities
Additions to property, plant and equipment	(3,760)	(7,639)
Disposal of property, plant and equipment	72	861

Net cash used for investing activities	(3,688)	(6,778)

Financing Activities
Financing fees and expenses paid	(1,062)	(1,032)
Net (payments)/borrowings on revolving credit facilities	2,383	(2,093)
Issuance of common stock	62	430
Other financing activities	—	35

Net cash (used for)/provided by financing activities	1,383	(2,660)
Effect of exchange rate on cash and cash equivalents	1,922	443

Net decrease in cash and cash equivalents	(2,838)	(9,550)

Cash and cash equivalents at beginning of period	27,329	35,017

Cash and cash equivalents at end of period	$24,491	$25,467

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
     The accompanying condensed consolidated financial statements presented herewith reflect all adjustments (consisting of only normal and recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three and nine month periods ended October 1, 2006 and October 2, 2005. The results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.
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
     To address our balance sheet leverage and Senior Notes that mature in 2008 and 2009 we filed a Registration Statement on Form S-4 with the Securities and Exchange Commission (“SEC”) for an exchange offer and consent solicitation to exchange newly issued equity and a new issue of secured notes for the Company’s Senior Notes, subject to certain conditions, including a minimum tender condition and the SEC’s declaring the Registration Statement effective. If we proceed with the exchange offer but conditions to the exchange offer and consent solicitation are not satisfied, we intend to pursue other alternatives, including, if certain conditions are met, a prepackaged plan of reorganization (the “Prepackaged Plan”). The Registration Statement filed includes solicitation for a Prepackaged Plan under chapter 11 of the Bankruptcy Code. If pursued, the Prepackaged Plan would generally provide substantially the same consideration to the holders of the Senior Notes as would the consummation of the exchange offer and consent solicitation.

     As of October 1, 2006, the Company’s significant accounting policies, which are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, have not changed from December 31, 2005, except for the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment, and the adoption of Statement of Financial Accounting Standards No. 151 (“SFAS 151”), Inventory Costs, an amendment of ARB No. 43, Chapter 4. See Notes 3 and 5 for additional information regarding the adoption of these Statements by the Company.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 provides a common definition of fair value and a framework for measuring assets and liabilities at fair values when a particular standard prescribes it. In addition, the Statement expands disclosures about fair value measurements. As required by SFAS 157, we will adopt this new accounting standard effective January 1, 2008. We are currently reviewing the impact of SFAS 157 on our financial statements. We expect to complete this evaluation in 2007.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. Also, the measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company’s fiscal year end. As required by SFAS 158, we will adopt the balance sheet recognition provisions at December 31, 2006 and the year-end measurement date in 2008 using the prospective method. Working with our actuaries we are evaluating the effect of this new standard on our Balance Sheet but do not have an estimate at this time. The Statement does not affect the results of operations.
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 expresses the views of the SEC regarding the process of quantifying financial statement misstatements to determine if any restatement of prior financial statements is required. The statement addresses two techniques commonly used in practice in accumulating and quantifying misstatements, and requires that the technique with the most severe result be used in determining whether a misstatement is material. The standard is required to be adopted by the Company on January 1, 2007. The adoption of this standard is not expected to have a material impact on the Company’s financial condition, results of operations or liquidity.
     Our internal operational reporting cycle is used for quarterly financial reporting.

(2) Cash and Cash Equivalents
     Cash and cash equivalents as of October 1, 2006 and December 31, 2005 were $24.5 million and $27.3 million, respectively.
     Approximately $5.0 million and $6.6 million of cash included in cash on hand was restricted as of October 1, 2006 and December 31, 2005, respectively, and was not available for general corporate use. Restricted cash at October 1, 2006 includes $2.3 million in margin deposits related to the Company’s metal and natural gas hedge program, $1.1 million as collateral to secure the Company’s travel and purchase credit card programs, $0.7 million to secure a letter of credit for a loan made by the Portuguese government, $0.4 million as a deposit for the Monterrey, Mexico facility lease, $0.3 million in escrow related to the sale of the Company’s former Roxboro, N.C. facility, and $0.2 million to secure payment of Goods and Services Tax with the Canadian Border Services Agency. Restricted cash at December 31, 2005 included $2.4 million related to deposits for margin calls on our metal and natural gas hedge programs, a $1.4 million deposit with Bank of America related to our silver consignment facility, $1.2 million as collateral to secure our travel and purchase credit card programs, $0.7 million to secure a letter of credit for a loan made by the Portuguese government, $0.4 million as a deposit for the Monterrey, Mexico facility lease, $0.3 million in escrow related to the sale of our former Roxboro, N.C. facility, and $0.2 to secure a letter of credit for the Canadian Customs Bureau.
(3) Inventories
     Inventories are as follows:

	October 1,	December 31,
	2006	2005

(In thousands)
Finished products	$72,467	$58,000
Work-in-process	46,545	38,983
Raw materials	30,266	23,545
Supplies	22,274	26,177

Totals	$171,552	$146,705

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
(4) Earnings/ (Loss) Per Share
     Basic earnings/ (loss) per share is computed by dividing net income/ (loss) by the weighted average number of common shares outstanding during each period. Where applicable,

diluted earnings/(loss) per share is calculated by including the effect of all dilutive securities, including stock options and unvested restricted stock. To the extent that stock options and unvested restricted stock are anti-dilutive, they are excluded from the calculation of diluted earnings/ (loss) per share in accordance with Statement of Financial Accounting Standards No. 128 (“SFAS 128”), Earnings Per Share.
     The following table sets forth the computation of basic and diluted earnings/ (loss) per share:

	Three months ended		Nine months ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005

(In thousands, except per share data)

Net loss	$(49,520)	$(11,198)	$(45,229)	$(19,362)

Weighted average shares and share equivalents outstanding:
Basic shares	15,072	15,034	15,068	15,015
Dilutive stock options and restricted shares	—	—	—	—

Diluted weighted average shares and share equivalents	15,072	15,034	15,068	15,015

Net loss per common share — basic	$(3.29)	$(0.74)	$(3.00)	$(1.29)

Net loss per common share — diluted	$(3.29)	$(0.74)	$(3.00)	$(1.29)

     We had additional potential dilutive securities outstanding representing 2.0 million and 2.4 million common shares for the three and nine month periods ended October 1, 2006 and October 2, 2005, respectively. These were not included in the computation of potentially dilutive securities, because the options’ exercise price was greater than the average market price of the common shares, or because the options and unvested restricted stock were anti-dilutive.
(5) Stock-Based Compensation Plans
     At December 31, 2005, we had stock-based employee and outside director compensation plans. Effective January 1, 2006, the Company adopted SFAS 123(R) utilizing the modified prospective method. SFAS 123(R) requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including stock options based on their fair values. The Company’s financial statements for the third quarter and nine months ended October 1, 2006 reflect the impact of SFAS 123(R).
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
     The adoption of SFAS 123(R) resulted in stock-based compensation expense for the three and nine month periods ended October 1, 2006 of approximately $0.1 million and $0.4 million, respectively, all of which was recorded in selling, general and administrative expenses. This expense increased the loss per share by $0.01 per basic share for the three month period and $0.02 per share for the nine month period ended October 1, 2006.
     The Company recorded stock-based compensation expense for the three and nine months ended October 1, 2006 as follows:

	Three Months	Nine Months
	Ended	Ended
(in thousands)	October 1, 2006	October 1, 2006
Stock-based compensation expense:
Non-qualified stock options	$71	$198
Restricted stock	70	224

Total stock-based compensation expense	$141	$422

     For the three month and nine month periods ended October 2, 2005, the Company applied the intrinsic value method of accounting for stock options as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Since all options granted during the three and nine month periods ended October 2, 2005 had an exercise price equal to or greater than the closing market price of the underlying common stock on the grant date, no compensation expense was recognized. If compensation cost for the Company’s stock-based compensation plans had been recognized in the third quarter and first nine months ended October 2, 2005 under the provisions of SFAS 123(R), the Company’s net loss and loss per share would have increased to the following pro forma amounts:

	Three Months	Nine Months
	Ended	Ended
	October 2, 2005	October 2, 2005

(In thousands, except per share amounts)
Net (loss), as reported	$(11,198)	$(19,362)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(160)	(363)

Pro forma net (loss)	$(11,358)	$(19,725)

(Loss) per share:
Basic – as reported	$(0.74)	$(1.29)
Basic – pro forma	$(0.76)	$(1.31)

Diluted – as reported	$(0.74)	$(1.29)
Diluted – pro forma	$(0.76)	$(1.31)

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
     As of October 1, 2006, the Company had not yet recognized compensation expense on the following non-vested awards:

		Average Remaining
	Non-vested	Recognition Period
(in thousands)	Compensation	(Months)
Non-qualified stock options	$283	30
Restricted stock awards	$333	30

Total	$616	30

     On July 20, 2006 the Company granted non-qualified stock options covering 2,000 shares of common stock. The determination of the fair value of the stock option award, using the Black-Scholes model, incorporated the assumptions during the three month period ended October 1, 2006 set forth in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on historical volatility. Expected life is based on historical experience and consideration of changes in option terms.

For the
Quarterly Period
Ended
October 1, 2006
Expected stock price volatility	49.80%
Expected life (in years)	5
Risk-free interest rate	4.94%
Expected dividend yield	0%
Weighted average fair value	$1.71

     The following table summarizes stock options outstanding and changes during the nine month period ended October 1, 2006:

			Weighted
		Weighted	Average	Intrinsic Value of
		Average	Remaining	Unexercised in
		Exercise	Life	the Money
	Shares	Price	(Years)	Options
				(in thousands)
Options outstanding - January 1, 2006	1,911,116	$9.46	5.7	$216
Granted	108,550	$3.84	5.0	—
Exercised	(417)	$4.05	—	—
Cancelled or expired	(170,720)	$9.04	—	—

Options outstanding - October 1, 2006	1,848,529	$9.17	5.6	$—
Unvested	(168,549)	$4.48	9.4	—

Options exercisable – October 1, 2006	1,679,980	$9.64	5.2	$—

     The range of exercise prices of the exercisable options and outstanding options at October 1, 2006 are as follows:

			Weighted
	Number of	Number of	Average
	Exercisable	Outstanding	Remaining
Weighted Average Exercise Price	Options	Options	Life (Years)
$3.00 - $4.11	208,809	308,859	7.48
$4.12 - $8.23	98,181	166,680	6.89
$8.24 - $12.34	1,099,824	1,099,824	5.39
$12.35 - $16.45	249,166	249,166	3.25
$16.46 - $20.57	18,000	18,000	3.05
$20.58 - $24.68	6,000	6,000	2.31

Totals	1,679,980	1,848,529	5.55

     Restricted stock award activity for the nine months ended October 1, 2006 is summarized below:

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	per Award
Unvested restricted stock awards — January 1, 2006	80,467	$7.51
Granted	65,425	$3.88
Vested	(33,574)	$8.87
Cancelled or expired	(5,086)	$7.10

Unvested restricted stock awards — October 1, 2006	107,232	$4.89

(6) Interest Expense
     The following table summarizes interest expense, net:

	Three months ended		Nine months ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005

(in thousands)
Interest expense	$6,988	$5,329	$19,480	$16,147
Interest income	(195)	(176)	(521)	(355)
Effect of interest rate swap	140	143	637	214
Capitalized interest	(25)	(61)	(75)	(205)

Interest expense, net	$6,908	$5,235	$19,521	$15,801

(7) Debt
     The following table summarizes long-term debt:

	October 1, 2006	December 31, 2005

(In thousands)
Senior Notes, 7.375%, due August 2008	$135,104	$135,180
Discount on 7.375% Senior Notes, original issue discount amortized over 10 years	(55)	(75)
Senior Notes, 10.5%, due April 2009	99,400	99,400
Discount on 10.5% Senior Notes, original issue discount amortized over 7 years	(429)	(557)
Capitalized leases	121	112
Netherlands facility, 5.1%, due on demand	2,501	4
Other foreign facilities	1,054	1,104

	237,696	235,168
Less short-term borrowings	(2,655)	(248)

Total	$235,041	$234,920

     During the third quarter of 2006, our liquidity facilities consisted of a receivables sale facility of up to $90 million (see Note 8); a secured revolving credit facility of up to $35 million; and a silver consignment and forward contracts facility providing for up to the lesser of $17 million or the value of 2.0 million fine troy ounces of silver. The terms of each of these liquidity facilities, as amended through the third quarter of 2006, are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Facilities” of our Form 10-Q for the quarter ended April 2, 2006, as updated by the discussion contained under the same caption of our form 10-Q for the quarter ended July 2, 2006.
     All of our liquidity facilities have cross default provisions. As of October 1, 2006, we were in compliance with the covenants contained in all of our liquidity facilities.

     We had no borrowings outstanding under our secured revolving credit facility at October 1, 2006, and approximately $12.8 million of standby letters of credit outstanding thereunder. After taking into account an additional $3.2 million of reserves and other holdbacks we had $19.0 million in additional borrowing availability under our secured revolving credit facility as of that date. As of December 31, 2005, we had no borrowings outstanding under our secured revolving credit facility, and approximately $12.5 million of standby letters of credit outstanding. After taking into account $8.1 million of reserves, other holdbacks and the reduction in availability as a result of the value of our interest rate swap, we had $11.9 million in additional borrowing availability under the secured revolving credit facility as of that date.
     Under our silver consignment and forward contracts facility at October 1, 2006, we had $12.7 million of silver in our inventory under the silver consignment facility, with a corresponding amount included in accounts payable, and $0.9 million committed to under the forward contracts facility. At December 31, 2005, we had $13.5 million of silver in our inventory under the silver consignment facility, with a corresponding amount included in accounts payable, and $1.1 million committed to under the forward contracts facility.
     On August 25, 2006, we terminated the interest rate swap on our 7.375% Senior Notes and paid Wachovia Bank National Association (“Wachovia”) $1.8 million representing the interest accrued through the date of termination in August and the termination fee. Taking into account the gain recorded from the inception of the interest rate swap to the termination of $1.1 million and the termination fee of $1.7 million, or a net increase in interest of $0.6 million, the effective annual rate of the underlying 7.375 % Senior Notes to their maturity date in August 2008 is 7.578%.
     Effective November 8, 2006, the agreement governing our silver consignment and forward contracts facility was amended to adjust the consignment limit (the maximum value of consigned silver available to us at any time under the consignment facility) to be the lesser of $17.0 million or the value of 1.25 million fine troy ounces of silver (a decrease from the previous 2.0 million fine troy ounces), in either case less an amount equal to 20% of the face value of all outstanding forward contracts under the forward contract facility. As discussed further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Overview and Outlook,” below, during the third quarter of 2006, we were notified by our silver consignment and forward contracts facility provider that it intends to exit the silver consignment and forward contracts business, and therefore terminate our facility, by November 30, 2006. We are pursuing alternatives for a suitable replacement facility with a different provider.
(8) Receivables Sale Facility
     In April 2005, we established a three-year receivables sale facility arranged by Wachovia. The terms of the $90 million receivables sale facility, as amended, are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Facilities” of our Form 10-Q for the quarter ended April 2, 2006, as updated by the discussion contained under the same caption of our form 10-Q for the quarter ended July 2, 2006.

     As of October 1, 2006, the value of receivables interests eligible to be purchased under the facility totaled approximately $65.9 million. We had utilized $61.1 million as of October 1, 2006, leaving an availability of $4.8 million under the facility as of that date.
     In accordance with the provisions of Statement of Financial Accounting Standards No. 140 (“SFAS 140”), Accounting for Transfers and Servicing of Financial Assets, the Company includes in accounts receivable in its consolidated balance sheets the portion of receivables sold to DEJ 98 Finance, LLC (DEJ) which have not been resold by DEJ to certain purchasers (the Liquidity Banks). At October 1, 2006, the outstanding advance under the agreements was $61.1 million. Accordingly, accounts receivable in the consolidated balance sheets have been reduced by an equal amount, representing the face amount of the outstanding receivables sold at that date.
(9) Contingencies
     We are subject to extensive environmental regulations imposed by local, state, federal and provincial authorities in the U.S., Canada, China, Portugal and Mexico with respect to air emission, discharges to waterways, and the generation, handling, storage, transportation, treatment and disposal of waste material, and we have received various communications from regulatory authorities concerning environmental matters. There were no significant changes to report from prior periods. We have accrued undiscounted estimated environmental remediation costs of $0.8 million as of October 1, 2006 related to our operating facilities. Based upon information currently available, we believe that the ultimate remediation costs for these matters are not reasonably likely to have a material effect on our business, financial condition or results of operations. However, actual costs related to these environmental matters could differ materially from the amounts we estimated and have accrued at October 1, 2006, and could result in additional exposure if these environmental matters are not resolved as anticipated.
(10) Comprehensive Income/(Loss)
     The following table summarizes comprehensive income/(loss):

	Three months ended		Nine months ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005

(In thousands)
Net (loss)	$(49,520)	$(11,198)	$(45,229)	$(19,362)
Translation adjustment for financial statements denominated in a foreign currency	(323)	4,995	6,396	1,059
Unrealized gain/(loss) on cash flow hedges, net of tax	73	3,213	(5,017)	4,705
Minimum pension liability adjustment, net of tax	1	(37)	(76)	(25)

Comprehensive (loss)	$(49,769)	$3,027)	$(43,926)	$(13,623)

(11) Advisory Fees and Expenses
     In 2006 we have secured the services of certain financial, legal and business advisors to consult on issues including strategic planning and the restructuring of our balance sheet. We incurred $1.8 million in fees and expenses related to these activities in the third quarter of 2006 and $3.9 million in the nine months ended October 1, 2006.
(12) Restructuring Charges
     On September 13, 2006, we announced our decision to close two of our manufacturing facilities, one located in Jackson, Tennessee and the other located in Montreal, Quebec, and to relocate our U.S. wholesale distribution facility to the Decatur, Alabama plant site. Our decision was based on the unsatisfactory financial performance and business outlook for the facilities and the expected continuation of such financial performance. Our Jackson, Tennessee facility produced enhanced surface welded tube which will be transitioned to outsourced tube from our Buy/Resell program with little expected loss of business as a result of the decision to close this facility. The Montreal, Quebec facility produced commercial products, rod and bar products and some wholesale products for the Canadian and US markets. A substantial portion of the commercial and wholesale products will be transferred to our London, Ontario and Decatur, Alabama facilities. The rod and bar business is a specialty product only manufactured in the Montreal facility and we will no longer participate in this business.
     We expect to discontinue manufacturing operations at these facilities before the end of the 2006. In the third quarter, in accordance with Statement of Financial Accounting Standards No. 146 (“SFAS 146”) Accounting for Costs Associated with Exit or Disposal Activities, we accrued a total of $21.5 million before taxes ($14.2 million after taxes) relating to these closures consisting of $9.4 million for employee termination benefits, (including curtailment of the Canadian operational and salaried pension plans), $11.6 million for environmental remediation (mostly for the Montreal facility) and $0.5 million associated with the termination of contracts. We estimate an additional $2.8 million in closure costs before taxes ($1.8 million after taxes) will be incurred over the next few years associated primarily with the Montreal facility ($12.0 million associated with carrying and other disposal costs less the non-cash write-off of cumulative translation adjustment of $9.2 million).
     We will be pursuing a sale of the plants’ assets that are not redeployed for use at our other locations. Also in the third quarter based on those assets we anticipate being sold, in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”) Accounting for the Impairment or Disposal of Long-Lived Assets, we recorded a non-cash impairment charge of $34.1 million before taxes ($22.5 million after taxes) for certain assets including the property, plant and equipment of the facilities and certain manufacturing supplies and spare parts. This charge was based upon a comparison of the carrying amount of these assets with preliminary estimates of their fair value. The final impairment charge will be established based upon our determination of the assets to be sold and updated estimates of their related fair values.
     In total, during the third quarter we accrued $55.6 million before taxes associated with these closures ($42.5 million after taxes). Including future expenses estimated at this time of $2.8 million before taxes ($1.8 million after taxes), the total estimated cost of the closures is

$58.4 before taxes ($44.3 million after taxes). Of the $58.4 million before tax charge, $24.0 million is expected to result in a cash outlays and $34.4 million is non-cash. Further we anticipate liquidating certain assets in the amount of $9.8 million, bringing the total cash outlay before taxes to $14.2 million.
(13) Industry Segments
     The Company operates in three business segments: commercial products, wholesale products and rod, bar and other products. These segments are distinguishable by their potential end-user application. Commercial products consist primarily of high value added products sold directly to original equipment manufacturers. Wholesale products are commodity-type plumbing tube products, which are primarily sold to plumbing wholesalers and distributors. Rod, bar and other products consist of products sold to a variety of customers and includes our European distribution business. The commercial products segment includes manufacturing plants in the U.S., Canada, China, Portugal and Mexico. The wholesale products segment includes manufacturing facilities in the U.S. and Canada. The rod, bar and other products segment has a manufacturing facility in Montreal. On September 13, 2006 we announced the closing of our Montreal facility and our plan to exit the rod and bar business which we have determined is not a material element of the consolidated statement of operations and therefore we are not reporting the exit of this business as discontinued operations. All product segments share a common sales, marketing and distribution effort. The performance of our operating segments is measured on sales and gross profit, of which the level of sales is directly impacted by the price of metal, primarily copper. We do not allocate to each reportable segment asset amounts and items of income and expense below gross profit.
     Summarized financial information concerning our reportable segments is shown in the following table:

			Rod, Bar
	Commercial	Wholesale	& Other	Consolidated

(In thousands)
Three months ended October 1, 2006
Pounds shipped	65,366	15,397	4,111	84,874
Net sales	$301,223	$72,424	$22,453	$396,100
Gross profit/(loss)	$11,983	$(2,352)	$140	$9,771

Three months ended October 2, 2005
Pounds shipped	54,452	22,846	5,498	82,796
Net sales	$158,424	$51,017	$16,263	$225,704
Gross profit/(loss)	$(1,429)	$(1,425)	$943	$(1,911)

Nine months ended October 1, 2006
Pounds shipped	198,599	66,660	13,733	278,992
Net sales	$788,633	$261,743	$62,020	$1,112,396
Gross profit/(loss)	$28,081	$22,101	$(393)	$49,789

Nine months ended October 2, 2005
Pounds shipped	162,174	65,628	12,735	240,537
Net sales	$458,375	$135,044	$42,088	$635,507
Gross profit/(loss)	$13,662	$(1,727)	$1,868	$13,803

     Information concerning enterprise-wide revenues by product line is shown in the following table:

	Three months ended		Nine months ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
(In thousands)
Commercial Products:
Tube Products	$222,003	$105,152	$560,880	$295,761
Fabricated Products	54,492	35,180	152,207	107,764
Other Products	24,729	18,092	75,546	54,850

Sub-total	301,224	158,424	788,633	458,375

Wholesale Products	72,424	51,017	261,743	135,044
Rod, bar and other	22,452	16,263	62,020	42,088

Total	$396,100	$225,704	$1,112,396	$635,507

     Included in “Other Products” in commercial products above are the Company’s Metal Joining and Copper Alloy products lines, as individually each of those product lines represent less than 10% of the Company’s total sales for each year.
(14) Pension Expense
Defined Contribution Plans
     We have 401(k) plans covering substantially all of our U.S. employees. We recorded expense with respect to these plans of $1.8 million and $0.2 million for the three months ended October 1, 2006 and October 2, 2005, respectively. We have recorded expense with respect to these plans of $3.6 million and $0.5 million for the nine months ended October 1, 2006 and October 2, 2005, respectively. Beginning with the freezing of our U.S qualified and non-qualified retirement plans on February 28, 2006, contributions made under our defined contribution plans may include the following components: (i) a match, at the Company’s discretion, of employee salaries contributed to the plans; (ii) a contribution amount equal to 3% of an employee’s annual salary; (iii) a “gain share” component upon the Company attaining certain financial performance targets; and (iv) a transition provision, providing for contributions for five years, based upon an employee’s age and years of service.
U.S. Qualified Retirement Plan
     We previously had two non-qualified retirement plans in the U.S.; the 2002 Supplemental Executive Retirement Plan (“Executive Plan”) and the Supplemental Benefit Restoration Plan (“Restoration Plan”).
     We froze benefits accruing under our U.S. Qualified Retirement Plan, effective February 28, 2006. The following table summarizes the components of net periodic pension cost for the U.S. Qualified Retirement Plan:

	Three months ended		Nine months ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005

(In thousands)
Service cost/(benefit)	$(210)	$1,195	$628	$3,657
Interest cost/(benefit)	(4,413)	2,438	7,043	7,454
Expected return on plan assets	4,931	(2,833)	(8,037)	(8,663)
Amortization of prior service cost	—	30	—	90
Amortization of net actuarial loss	(570)	434	802	1,327

Net periodic pension cost/(benefit)	$(262)	$1,264	$436	$3,865

U.S. Nonqualified Retirement Plan
     Effective February 28, 2006, we froze the accrual of benefits under its Restoration Plan. The following table summarizes the components of net periodic pension cost for the Restoration Plan for 2006 and the Restoration Plan and Executive Plan for 2005:

	Three months ended		Nine months ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005

(In thousands)
Service cost	$5	$64	$12	$192
Interest cost	26	122	61	365
Amortization of prior service cost	—	92	—	276
Amortization of loss	1	19	2	58
FAS 88 settlement	39	94	94	281

Net periodic pension cost	$71	$391	$169	$1,172

Canadian Plans
     The following table summarizes the components of net periodic pension cost for the Canadian pension plans:

	Three months ended		Nine months ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005

(In thousands)
Service cost	$230	$209	$683	$562
Interest cost	417	510	1,238	1,369
Expected return on plan assets	(473)	(526)	(1,404)	(1,413)
Amortization of prior service cost	37	33	110	89
Amortization of net actuarial loss	34	28	100	76

Net periodic pension cost	$245	$254	$727	$683

Postretirement Benefit Obligation
     In the first quarter of 2006, we also announced changes to our postretirement benefit program. Effective February 28, 2006, we eliminated subsidies for retiree medical insurance for employees who were not at least age 55 (age 57 for employees located in Altoona, PA) as of February 28, 2006.
     The following table summarizes the components of the net periodic costs for postretirement benefits:

	Three months ended		Nine months ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005

(In thousands)
Service cost	$130	$184	$388	$553
Interest cost	287	283	856	848
Amortization of prior service cost	(12)	38	(37)	115
Amortization of deferred gain	(3)	11	(11)	33

Net periodic cost	$402	$516	$1,196	$1,549

(15) Assets Held for Sale
     During the third quarter of 2006 we recorded an additional write down of $0.1 million before taxes ($63 thousand after taxes) associated with certain pieces of equipment located at our Jackson, TN facility, bringing the total amount associated with this equipment held for resale to $1.1 million. This equipment was written down to its net realizable value due to the successful modernization of the existing lines at that facility. We began seeking a buyer for this equipment late in the second quarter and accordingly have reclassified this equipment to Assets Held for Sale on the balance sheet, net of the valuation allowance.
(16) Income Taxes
     The income tax benefit of $10.7 million for the third quarter of 2006 is net of the establishment of a deferred tax valuation allowance of $8.0 million for the U.S. operations and $2.1 million in Canada. The effective tax rate for the third quarter is 17.8%. For the first nine months of 2006 the income tax benefit recorded of $9.4 million is net of the establishment of a deferred tax valuation allowance in the amount of $5.5 million for the U.S. operations and $4.5 million in Canada. The effective tax rate for the first nine months is 17.2%. The valuation allowances established in the third quarter and for the first nine months of 2006 are for the likely expiration of net operating losses based on the current forecast for those operations. The income tax benefits recorded for the third quarter and the first nine months of 2005 were $6.9 million or an effective tax rate of 38.2 percent and $11.1 million or an effective tax rate of 36.3 percent, respectively. There was no valuation allowance recorded during these periods in 2005.
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

(17) Litigation
     Our facilities and operations are subject to extensive environmental laws and regulations, and we are currently involved in various proceedings relating to environmental matters (See Note 9). We are not involved in any legal proceedings that we believe could have a material adverse effect upon our business, operating results or financial condition.
(18) Condensed Consolidating Financial Information
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

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
For the Three Months Ended October 1, 2006
(Unaudited)

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)
Net sales	$254,990	$59,954	$119,976	$(38,820)	$396,100
Cost of goods sold	256,483	54,615	114,051	(38,820)	386,329

Gross profit/(loss)	(1,493)	5,339	5,925	—	9,771
Selling, general and administrative expenses	4,518	782	1,235	—	6,535
Advisory fees and expenses	1,792	—	—	—	1,792
Restructuring Expenses	16,466	—	39,114	—	55,580

Operating income/(loss)	(24,269)	4,557	(34,424)	—	(54,136)
Other expense/(income):
Interest expense/(income), net	5,323	(2)	1,587	—	6,908
Amortization and other, net	1,703	(3,122)	644	—	(775)
Equity in earnings/(loss) of subsidiaries	(20,915)	—	—	20,915	—

Income/(loss) before income taxes	(52,210)	7,681	(36,655)	20,915	(60,269)
Income tax provision/(benefit)	(2,690)	2,612	(10,671)	—	(10,749)

Net income/(loss)	$(49,520)	$5,069	$(25,984)	$20,915	$(49,520)

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
For the Three Months Ended October 2, 2005
(Unaudited)

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)
Net sales	$131,394	$40,964	$73,358	$(20,012)	$225,704
Cost of goods sold	138,569	37,401	71,657	(20,012)	227,615

Gross profit/(loss)	(7,175)	3,563	1,701	—	(1,911)
Selling, general and administrative expenses	6,790	787	1,218	—	8,795
Restructuring charges	1,769	73	7	—	1,849

Operating income/(loss)	(15,734)	2,703	476	—	(12,555)
Other expense/(income):
Interest expense/(income), net	5,184	(10)	61	—	5,235
Amortization and other, net	1,487	(1,664)	500	—	323
Equity in earnings/(loss) of subsidiaries	2,996	—	—	(2,996)	—

Income/(loss) before income taxes	(19,409)	4,377	(85)	(2,996)	(18,113)
Income tax provision/(benefit)	(8,211)	1,459	(163)	—	(6,915)

Net income/(loss)	$(11,198)	$2,918	$78	$(2,996)	$(11,198)

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
For the Nine Months Ended October 1, 2006
(Unaudited)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)
Net sales	$690,167	$171,540	$348,050	$(97,361)	$1,112,396
Cost of goods sold	668,683	151,865	339,420	(97,361)	1,062,607

Gross profit	21,484	19,675	8,630	—	49,789
Selling, general and administrative expenses	17,883	2,261	3,784	—	23,928
Advisory fees and expenses	3,907	—	—	—	3,907
Restructuring Expenses	16,422	(7)	39,156		55,571

Operating income/(loss)	(16,728)	17,421	(34,130)	—	(33,617)
Other expense/(income):
Interest expense/(income), net	16,117	(6)	3,410	—	19,521
Amortization and other, net	7,586	(7,928)	1,826	—	1,484
Equity in earnings/(loss) of subsidiaries	(12,967)	—	—	12,967	—

Income/(loss) before income taxes	(53,398)	25,355	(39,546)	12,967	(54,622)
Income tax provision/(benefit)	(8,169)	8,620	(9,844)	—	(9,393)

Net income/(loss)	$(45,229)	$16,735	$(29,702)	$12,967	$(45,229)

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
For the Nine Months Ended October 2, 2005
(Unaudited)

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)
Net sales	$366,613	$126,371	$199,337	$(56,814)	$635,507
Cost of goods sold	370,626	114,429	193,463	(56,814)	621,704

Gross profit	(4,013)	11,942	5,874	—	13,803
Selling, general and administrative expenses	19,605	2,443	3,699	—	25,747
Restructuring charges	1,681	73	149	—	1,903

Operating income/(loss)	(25,299)	9,426	2,026	—	(13,847)
Other expense/(income):
Interest expense/(income), net	15,968	(29)	(138)	—	15,801
Amortization and other, net	3,616	(4,339)	1,488	—	765
Equity in earnings/(loss) of subsidiaries	10,196	—	—	(10,196)	—

Income/(loss) before income taxes	(34,687)	13,794	676	(10,196)	(30,413)
Income tax provision/(benefit)	(15,325)	4,661	(387)	—	(11,051)

Net income/(loss)	$(19,362)	$9,133	$1,063	$(10,196)	$(19,362)

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
October 1, 2006
(Unaudited)

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)
Assets
Current assets
Cash and cash equivalents	$8,452	$—	$16,039	$—	$24,491
Accounts receivable, net	7,377	11,306	75,192	—	93,875
Inventories	81,079	48,816	41,657	—	171,552
Prepaid expenses and other	7,534	1,496	2,020	—	11,050

Total current assets	104,442	61,618	134,908	—	300,968
Property, plant and equipment, net	87,489	24,878	32,636	—	145,003
Deferred charges, net	4,438	80	2,845	—	7,363
Deferred taxes, non-current	7,385	(7,385)	23,579	—	23,579
Goodwill, net	—	75,504	1,670	—	77,174
Assets held for resale	1,116	—	—	—	1,116
Notes receivable	—	—	815	—	815
Prepaid pension and other	—	—	22	—	22
Investments in subsidiaries	477,544	325	—	(477,869)	—

Total assets	$682,414	$155,020	$196,475	$(477,869)	$556,040

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$55,752	$17,783	$22,893	$—	$96,428
Accrued liabilities	(4,348)	23,134	27,480	—	46,266
Short-term borrowings	(98)	123	2,630	—	2,655
Deferred income taxes	(1,695)	1,695	751	—	751
Intercompany balances	234,297	(224,888)	(9,409)	—	—

Total current liabilities	283,908	(182,153)	44,345	—	146,100
Long-term debt	234,021	39	981	—	235,041
Pension liabilities	33,258	—	1,311	—	34,569
Postretirement benefit obligation	10,626	—	9,105	—	19,731
Accrued environmental remediation	837	—	—	—	837

Total liabilities	562,650	(182,114)	55,742	—	436,278

Stockholders’ equity	119,764	337,134	140,733	(477,869)	119,762

Total liabilities and stockholders’ equity	$682,414	$155,020	$196,475	$(477,869)	$556,040

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
December 31, 2005

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations		Consolidated

(In thousands)
Assets
Current assets
Cash and cash equivalents	$4,571	$—	$22,758	$		$27,329
Accounts receivable, net	7,965	6,930	89,291		—	104,186
Inventories	64,418	44,631	37,656		—	146,705
Prepaid expenses and other	7,425	1,528	1,256		—	10,209

Total current assets	84,379	53,089	150,961		—	288,429

Property, plant and equipment, net	108,275	27,001	45,962		—	181,238
Deferred charges, net	—	75,505	1,559		—	77,064
Deferred taxes, non-current	5,368	125	2,233		—	7,726
Goodwill, net	7,174	(7,174)	13,469		—	13,469
Assets held for sale	—	—	831		—	831
Prepaid pension and other	14	—	(6)		—	8
Investments in subsidiaries	484,383	325	—		(484,708)	—

Total assets	$689,593	$148,871	$215,009		$(484,708)	$568,765

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$35,364	$18,635	$17,803		$—	$71,802
Accrued liabilities	9,350	17,969	7,633		—	34,952
Short-term borrowings	—	24	224		—	248
Intercompany balances	195,247	(209,227)	13,980		—	—

Total current liabilities	239,961	(172,599)	39,640		—	107,002
Long-term debt	233,948	58	914		—	234,920
Pension liabilities	40,285	—	2,604		—	42,889
Postretirement benefit obligation	11,167	—	8,555		—	19,722
Accrued environmental remediation	930	—	—		—	930

Total liabilities	526,291	(172,541)	51,713		—	405,463

Stockholders’ equity	163,302	321,412	163,296		(484,708)	163,302

Total liabilities and stockholders’ equity	$689,593	$148,871	$215,009		$(484,708)	$568,765

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended October 1, 2006
(Unaudited)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)
Operating Activities
Net income /(loss)	$(45,229)	$16,735	$(29,702)	$12,967	$(45,229)
Depreciation and amortization	7,387	2,344	3,251	—	12,982
Deferred income taxes	(1,906)	1,906	(11,201)	—	(11,201)
Restructuring /Non-recurring	2,731	(8)	18,646	—	21,369
Other non-cash items	91	45	(4)	—	132
Asset impairment	13,691	—	20,511	—	34,202
Equity in earnings of subsidiaries	12,967	—	—	(12,967)	—
Changes in receivables sale facility	—	—	42,096	—	42,096
Changes in operating assets and liabilities	20,960	(43,773)	(33,993)	—	(56,806)

Net cash provided by/(used for) operating activities	10,692	(22,751)	9,604	—	(2,455)

Investing Activities
Additions to property, plant and equipment	(1,515)	(169)	(2,076)	—	(3,760)
Disposals of property, plant and equipment	31	—	41	—	72

Net cash used for investing activities	(1,484)	(169)	(2,035)	—	(3,688)

Financing Activities
Issuance of common stock	62	—	—	—	62

Financing fees and expenses paid	(191)	—	(871)	—	(1,062)
Net borrowings/(payments) on revolving credit facilities	(98)	80	2,401	—	2,383
Intercompany borrowings/(payments)	(6,338)	22,840	(16,502)	—	—

Net cash provided by/(used for) financing activities	(6,565)	22,920	(14,972)	—	1,383
Effect of exchange rate on cash and cash equivalents	1,238	—	684	—	1,922

Net increase/(decrease) in cash and cash equivalents	3,881	—	(6,719)	—	(2,838)
Cash and cash equivalents at beginning of period	4,571	—	22,758	—	27,329

Cash and cash equivalents at end of period	$8,452	$—	$16,039	$—	$24,491

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended October 2, 2005
(Unaudited)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)
Operating Activities
Net income /(loss)	$(19,362)	$9,133	$1,063	$(10,196)	$(19,362)
Depreciation and amortization	7,902	2,287	2,614	—	12,803
Deferred income taxes	(10,339)	—	(187)	—	(10,526)
Other non-cash items	3,796	118	205	—	4,119
Equity in earnings of subsidiaries	(10,196)	—	—	10,196	—
Changes in receivables sale facility	18,500	—	—	—	18,500
Changes in operating assets and liabilities	3,926	16,489	(26,504)	—	(6,089)

Net cash provided by/(used for) operating activities	(5,773)	28,027	(22,809)	—	(555)

Investing Activities
Additions to property, plant and equipment	(3,162)	(1,256)	(3,221)	—	(7,639)
Other	634	230	(3)	—	861

Net cash used for investing activities	(2,528)	(1,026)	(3,224)	—	(6,778)

Financing Activities
Issuance of common stock	430	—	—	—	430
Deferred financing fees	(362)	—	(670)	—	(1,032)
Net payments on revolving credit facilities	(1,000)	(18)	(1,075)	—	(2,093)
Intercompany borrowings (payments)	(2,307)	(26,983)	29,290	—	—
Other financing activities	10,225	—	(10,190)	—	35

Net cash provided by/(used for) financing activities	6,986	(27,001)	17,355	—	(2,660)

Effect of exchange rate on cash and cash equivalents	709	—	(266)	—	443

Net decrease in cash and cash equivalents	(606)	—	(8,944)	—	(9,550)
Cash and cash equivalents at beginning of period	11,191	—	23,826	—	35,017

Cash and cash equivalents at end of period	$10,585	$—	$14,882	$—	$25,467

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Company Overview
     Wolverine is a world-class quality manufacturer of copper and copper alloy tube, fabricated and metal joining products. Our focus is on custom-engineered, higher value-added tubular products, fabricated, and metal joining products. Our products enhance performance and energy efficiency in many applications, including commercial and residential heating, ventilation and air conditioning, refrigeration, home appliances, automotive, industrial equipment, power generation, petro-chemicals and chemical processing. We believe that we have the broadest product offering of any North American manufacturer of copper and copper alloy tube, which allows the offering of packaged solutions and cross selling opportunities. Our principal product segments are commercial products, wholesale products and rod, bar and other products.
Results of Operations
     The following discussion summarizes the significant factors affecting the consolidated operating results of the Company for the three and nine month periods ended October 1, 2006 and October 2, 2005. This discussion should be read in conjunction with the unaudited consolidated financial statements and notes to the unaudited consolidated financial statements contained in Item 1 above, and the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Executive Summary
     Our Company incurred a net loss for the third quarter of 2006 of $49.5 million or $3.29 per share as compared to a net loss of $11.2 million, or $0.74 per share in the third quarter of 2005. Included in the net loss for the period were restructuring charges in the amount of $55.6 million ($42.5 million after taxes) related to the planned closure of our manufacturing facilities located in Jackson, Tennessee and Montreal, Quebec and the consolidation of our U.S. wholesale distribution facility into the Decatur, Alabama plant location as announced on September 13, 2006. Professional advisory fees related to our strategic planning and balance sheet restructuring efforts were $1.8 million ($1.2 million after taxes) for the quarter. While these restructuring charges had a negative impact on current quarter results, the closures are in line with our strategic planning process and will rationalize our North American manufacturing facilities and product offering and consolidate operations, all designed to improve our future financial performance.
     Net sales for the third quarter of 2006 were $396.1 million as compared to $225.7 million for the same quarter in 2005. The increase in net sales is primarily due to the increased price of copper which is generally passed through to customers. Total product shipped was 84.9 million pounds, an increase of 2.5 percent from last year’s third quarter of 82.8 million pounds.
     Our third quarter results reflect the softening in demand in the wholesale market from the unusually strong second quarter. As compared to the prior year, our financial performance in the third quarter showed improvement in gross profit and income from operations over the same period in 2005, excluding the impact of the restructuring charges.
     Copper prices continue to place significant demands on our working capital requirements in the form of higher values of accounts receivables and inventory. We implemented plans which lowered the total amount of accounts receivable by reducing the payment terms for certain commercial accounts resulting in a decrease in our overall days sales outstanding by approximately 10 days from the same period in 2005. Since last year, inventories have been reduced by approximately 4.4 million pounds or 13%. Inventory turns improved to 11.7 times versus 9.4 times in the prior year to help offset the impact of higher copper prices. The average copper spot price of $3.54 per pound was $0.16 or 4.7% higher than the second quarter’s average price of $3.38 and 108% higher than the price of the average price of $1.70 for the third quarter of 2005.
     We continue to work with our financial advisors regarding our strategic planning process and various options regarding the restructuring of our balance sheet. In particular, we continue to review opportunities to streamline operations and reduce the organization’s overall cost structure and debt levels. Certain financial restructuring and rationalization proposals are discussed below in “– Liquidity and Capital Resources – Overview and Outlook.” We incurred $1.8 million in fees and expenses related to these activities in the third quarter of 2006 and $3.9 million in the nine months ended October 1, 2006.

Stock-based Compensation Expense
     Effective January 1, 2006, we adopted SFAS 123(R) using the modified prospective transition method, which requires measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including stock options, based on fair values. Our financial statements as of October 1, 2006 reflect the impact of SFAS 123(R). Our financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R). Stock-based compensation expense is based on the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense in our Condensed Consolidated Statements of Operations as of October 1, 2006 included compensation expense for unvested stock-based payment awards granted prior to December 31, 2005 (based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123) and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005 (based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R)). In conjunction with the adoption of SFAS 123(R), we elected to attribute the value of stock-based compensation to expense over the periods of service during which each tranche of stock options is earned, which was previously in our pro forma information required under SFAS 123(R). We made stock option grants of 108,550 shares in the first nine months of 2006.
     The adoption of SFAS 123(R) increased the loss per share by $0.01 per basic and diluted share for the third quarter and $0.02 per share for the nine months ended October 1, 2006. See Note 5 to the Notes to Unaudited Condensed Consolidated Financial Statements for further detail on the impact of SFAS 123(R) on the Company’s Condensed Consolidated Financial Statements.
For the Three Months Ended October 1, 2006 Compared to the Three Months Ended October 2, 2005
     Pounds shipped in the third quarters were as follows:

	Pounds Shipped
In thousands, except for	For the Three Months Ended		Increase	% Increase
percentages	October 1, 2006	October 2, 2005	(Decrease)	(Decrease)

Commercial products	65,366	54,452	10,914	20.0%
Wholesale products	15,397	22,846	(7,449)	(32.6)
Rod, bar and other products	4,111	5,498	(1,387)	(25.2)

Total	84,874	82,796	2,078	2.5%

     Total pounds of product shipped in the third quarter of 2006 were 84.9 million pounds, and increase of 2.5 percent from last year’s third quarter of 82.8 million pounds. The shipment of product sourced from outside parties increased 90.0 percent, while Wolverine produced pounds decreased by 6.0 percent.
     Shipments of commercial products were 65.4 million pounds, a 20.0 percent increase from the third quarter of 2005. The increase in commercial shipments is attributable to higher demand for industrial tube, fabricated products, and metal joining products driven by the change to 13 SEER residential air conditioning units manufactured by HVAC companies. The overall shipments of residential and light commercial air conditioning units were lower in the third quarter of 2006 versus the same period in 2005 as reported by the Air Conditioning Refrigeration Institute. However, the demand for copper products used in the production of these units increased with the 13 SEER higher energy efficiency mandate. Technical tube demand also strengthened in the third quarter of 2006 with shipments up by 8% over 2005 reflecting growth in shipments from our international operations and steady demand in North America.
     Shipments of wholesale products totaled 15.4 million pounds, as compared to last year’s third quarter of 22.8 million pounds, a 32.6 percent reduction. These lower shipments reflect a significant slowing in demand following an unusually strong second quarter of 2006. With copper prices in the $3.50 per pound range, more residential construction is moving away from copper tubing to plastics or other alternative products. We expect that the industry shift to non-copper plumbing products will continue until copper product prices are substantially lower.
     Shipments of rod, bar and other products totaled 4.1 million pounds, as compared to 5.5 million pounds in the third quarter of 2005. This quarter over quarter decrease in rod and bar shipments is principally due to weakening demand and production challenges at our Montreal facility. Rod and bar is one portion of our business that we will be eliminating with the closing of the Montreal plant which we announced on September 13, 2006.
The increase in net sales by business segment was as follows:

	Net Sales
In thousands, except for	For the Three Months Ended
percentages	October 1, 2006	October 2, 2005	$ Increase	% Increase

Commercial products	$301,223	$158,424	$142,799	90.1%
Wholesale products	72,424	51,017	21,407	42.0
Rod, bar and other products	22,453	16,263	6,190	38.1

Total	$396,100	$225,704	$170,396	75.5%

     Overall, net sales in the third quarter increased 75.5 percent to $396.1 million or $4.67 per pound as compared to $225.7 million, or $2.73 per pound last year. The higher net sales reflects the average COMEX metal price of $3.54 per pound in the third quarter of 2006 compared to $1.70 per pound in the prior year, a 108 percent increase. Per unit fabrication revenue, which is the selling price excluding metal, was $1.18 per pound in 2006 as compared to $1.01 per pound in 2005. This change primarily reflects the significant increase in fabrication revenue in our wholesale products segment, as well as improved pricing or mix in all other product groups except for fabricated products (where mix changes have resulted in lower fabrication revenues) and alloy tube produced in Montreal.
     Net sales in commercial products increased 90.1 percent to $301.2 million, principally reflecting the increase in copper prices, which is a direct pass through to our commercial products customers as well as a 20% increase in pounds shipped as previously discussed. On a per unit basis, commercial products net sales were $4.61 per pound, compared to $2.91 per pound in the prior year. This increase in overall selling price also included a small reduction in per unit fabrication revenues from $1.22 per pound in 2005 to $1.21 per pound in 2006, due to the change in the mix of fabricated products sold to lower valued products and pricing in the alloy tube metals.
     Net sales in wholesale products increased to $72.4 million from the prior year’s third quarter of $51.0 million. On a per unit basis, net sales for wholesale products were $4.70 per pound, a $2.47 per pound increase from the third quarter of 2005, reflecting increased copper prices and a 98.5 percent improvement in unit fabrication revenues.
     Rod, bar and other net sales increased to $22.5 million, a 38.1 percent increase from the $16.3 million in the third quarter of the prior year, reflecting rising metal prices and increased fabrication revenues per pound from $0.69 in the third quarter of 2005 to $0.71 per pound in the current quarter. This was offset by lower volumes in the third quarter of 2006 versus the same period in 2005. On a per unit basis, net sales for rod and bar products increased by $1.85 to $3.91 per pound reflecting increased metal prices. Net sales in our distribution business in the Netherlands increased by 28.2 percent to $6.4 million in the third quarter of 2006 relating primarily to increases in metal values.
     Gross profit/ (loss) by business segment was as follows:

	Gross Profit/(Loss)
In thousands, except for	For the Three Months Ended		$ Increase
percentages	October 1, 2006	October 2, 2005	(Decrease)	% (Decrease)

Commercial products	$11,983	$(1,429)	$13,412	*NM
Wholesale products	(2,352)	(1,425)	(927)	(65.1)
Rod, bar and other products	140	943	(803)	(85.2)

Total	$9,771	$(1,911)	$11,682	*NM

*	NM — Not Meaningful
     Gross profit in the third quarter of 2006 increased to $9.8 million as compared to a loss of $1.9 million in the third quarter of 2005. The increase in gross profit reflects increased volume, a richer mix of products sold, and better pricing. The improvement in gross profit was partially offset by the strengthening of the Canadian dollar. The negative impact on the third quarter results from the Canadian dollar was approximately $0.5 million.
     Per unit manufacturing costs for the quarter was $1.00 per pound as compared to $0.94 per pound in the third quarter of 2005. Unit manufacturing costs in the third quarter of 2006 were negatively impacted by the under absorption of fixed costs due to lower volumes produced, freight and utilities expense, and a negative Canadian currency impact of $0.01 per pound.
     Gross profit for commercial products was $12.0 million, compared to a loss of $1.4 million in the third quarter of 2005. These results reflect improved demand and lower manufacturing cost for commercial products which were partially offset by lower unit fabrication revenues.
     Wholesale products gross profit was a loss of $2.4 million in the third quarter of 2006 versus a loss of $1.4 million in the same period in 2005. The decrease is due principally to significantly lower volumes compared to the third quarter of 2005, higher unit fabrication costs and metal variances. The gross profit in the rod, bar and other segment was $140 thousand in the quarter compared to a gross profit of $943 thousand in the third quarter of 2005. The gross profit in our European distribution business more than offset losses in the rod and bar business. The rod and bar loss is attributed to weaker demand, significantly higher costs due to the absorption of overhead and poor productivity in the Montreal facility. Additionally, the strengthening Canadian dollar adversely impacts this segment’s gross profit with a significant portion of rod and bar products being sold in the U.S. denominated in U.S. dollars.
     Selling, general and administrative expenses were $6.5 million in the third quarter of 2006, as compared to $8.8 million in the same quarter last year. The $2.3 million decrease reflects the quarterly reduction of $1.0 million resulting from the 2005 corporate restructuring. Additionally, we had a reduction in pension and post-retirement expenses in 2006 with the freezing of our U.S. defined benefit and post-retirement health plan in the U.S.
     We have secured the services of certain financial, legal and business advisors to consult on issues including strategic planning and the restructuring of our balance sheet. For the third quarter we recorded $1.8 million related to these activities.
     Net interest expense was $6.9 million in the third quarter of 2006 as compared to $5.2 million in 2005. The increase reflects higher costs from a greater utilization of our liquidity facilities, along with increases in benchmark interest rates year-over-year (primarily LIBOR).
     A tax benefit of $10.7 million was recorded in the third quarter of 2006 reflecting an effective tax rate of approximately 17.8 percent of the taxable loss, as compared to a tax benefit of $6.9 million or approximately 38.2 percent of the taxable loss for the same quarter a year ago. The 2006 tax provision is net of the establishment of $8.0 million valuation allowance for deferred tax assets associated with our U.S. operations, and the establishment of a deferred tax valuation allowance in Canada of $2.1 million, both for the likely expiration of net operating losses. The effective tax rate is being impacted by the establishment of deferred tax valuation allowances, a continued tax holiday in Portugal and income in tax jurisdictions where statutory rates are lower than North America.
For the Nine Months Ended October 1, 2006 Compared to the Nine Months Ended October 2, 2005
     Pounds shipped increased in the first nine months of 2006 as compared to 2005 in all business segments as follows:

	Pounds Shipped
In thousands, except for	For the Nine Months Ended
percentages	October 1, 2006	October 2, 2005	Increase	% Increase

Commercial products	198,599	162,174	36,425	22.5%
Wholesale products	66,660	65,628	1,032	1.6
Rod, bar and other products	13,733	12,735	988	7.8

Total	278,992	240,537	38,455	16.0%

     Overall, total pounds of product shipped in the first nine months of 2006 were 279.0 million pounds, an increase of 16.0 percent from last year. The shipment of product sourced from outside parties increased 78.9 percent, while Wolverine produced pounds decreased 9.9 percent.
     Shipments of commercial products were 198.6 million pounds, a 22.5 percent increase from the first nine months of 2005. The increase in commercial shipments is attributable to higher demand for industrial tube and fabricated products. This growth reflects increased requirements for tubing and fabricated products used in the production of 13 SEER residential air conditioning units. Shipments of wholesale products totaled 66.7 million pounds, as compared to last year’s first nine months 65.6 million pounds, a 1.6 percent improvement. These shipments were driven by commercial construction and an imbalance in supply and demand especially in the second quarter of this year. This volume increase was achieved even with erratic and increasing copper prices. Shipments of rod, bar and other products totaled 13.7 million pounds, as compared to 12.7 million pounds in the same period for 2005. This year over year increase, particularly in rod and bar shipments, is in part due to reduced production in 2005 while the Montreal facility was on strike.
     Net sales by business segment were as follows:

	Net Sales
In thousands, except for	For the Nine Months Ended
percentages	October 1, 2006	October 2, 2005	$ Increase	% Increase

Commercial products	$788,633	$458,375	$330,258	72.0%
Wholesale products	261,743	135,044	126,699	93.8
Rod, bar and other products	62,020	42,088	19,932	47.4

Total	$1,112,396	$635,507	$476,889	75.0%

     Overall, net sales in the first nine months of 2006 increased 75.0 percent to $1.1 billion or $3.99 per pound as compared to $635.5 million, or $2.64 per pound last year. The higher net sales reflects the average COMEX metal price of $3.06 per pound in the nine months of 2006 compared to $1.57 per pound in the prior year. Per unit fabrication revenues, which is the selling price, excluding metal, was $1.13 per pound in 2006 as compared to $1.03 per pound in 2005. This change primarily reflects the increase in fabrication revenue in our wholesale products segment, as well as improved pricing or mix in all other product groups except for fabricated products, where mix changes have resulted in lower fabrication revenues.
     Net sales in commercial products increased 72.0 percent to $788.6 million, principally reflecting the increase in copper prices, which is a direct pass through to our commercial products customers. On a per unit basis, commercial products net sales were $3.97 per pound, compared to $2.83 per pound in the prior year. This increase in overall selling price is net of a reduction in per unit fabrication revenues from $1.25 per pound in 2005 to $1.20 per pound in 2006, due to the change in mix of fabricated products sold.
     Net sales in wholesale products increased to $261.7 million from the prior year’s $135.0 million. On a per unit basis, net sales for wholesale products were $3.93 per pound, a $1.87 per pound increase from 2005, reflecting increased copper prices and an 87.2 percent improvement in unit fabrication revenues.

     Rod, bar and other net sales increased to $62.0 million, a 47.4 percent increase from the $42.1 million in the prior year, reflecting rising metal prices and increased shipments. This was slightly enhanced by higher fabrication revenues per pound from $0.71 in 2005 to $0.72 per pound in the current year. On a per unit basis, net sales for rod and bar products increased by $1.20 to $3.27 per pound primarily reflecting increased metal prices. Net sales in our distribution business in the Netherlands increased by $1.4 million to $17.1 million in the first nine months of 2006 versus 2005.
     Gross profit/(loss) by business segment was as follows:

	Gross Profit/(Loss)
In thousands, except for	For the Nine Months Ended		$ Increase	% Increase
percentages	October 1, 2006	October 2, 2005	(Decrease)	(Decrease)

Commercial products	$28,081	$13,662	$14,419	105.5%
Wholesale products	22,101	(1,727)	23,828	*NM
Rod, bar and other products	(393)	1,868	(2,261)	*NM

Total	$49,789	$13,803	$35,986	260.7%

* NM – Not Meaningful
     Gross profit in the first nine months of 2006 increased to $49.8 million as compared to $13.8 million in the first nine months of 2005. The increase in gross profit of 260.7 percent was led by the wholesale product segment, followed by gross profit in the commercial products segment improving by 105.5 percent. The improvement in gross profit was partially offset by continued strengthening of the Canadian dollar. The negative impact on the results during the first nine months of 2006 from the strengthening Canadian dollar was approximately $2.1 million.
     Our unit manufacturing costs for the first nine months of 2006 were $0.92 per pound as compared to $0.93 per pound in the first nine months of 2005. Unit manufacturing costs in the first nine months of 2005 were negatively impacted by the Montreal strike and the under absorption of fixed costs due to lower volumes produced. Unit manufacturing costs excluding the Canadian currency translation impact of $0.02 per pound would have been $0.90 per pound.
     Gross profit for commercial products was $28.1 million, compared to $13.7 million in the first nine months of 2005. These results reflect improved demand related to SEER 13 requirements and lower manufacturing costs for commercial products which were partially offset by lower fabrication revenues due to a shift in product mix. Wholesale products gross profit was $22.1 million in the first nine months of 2006 versus a loss of $1.7 million in the same period in 2005. The improvement is due principally to record high pricing coupled with greater volume. The loss in the rod, bar and other segment was $393 thousand in 2006 compared to a gross profit of $1.9 million in the first nine months of 2005. The gross profit in our European distribution business was more than offset by losses in the rod and bar business in 2006. The rod and bar loss was attributed primarily to metal variances absorbed by this product line. Additionally, the strengthening Canadian dollar adversely impacts this segment’s gross profit.

     Selling, General and Administrative expenses were $23.9 million for the first nine months of 2006, as compared to $25.7 million in the same period last year. This change includes a $2.3 million increase in the accrual for incentive compensation, approximately $3.0 million in savings from our 2005 corporate restructuring, and $1.1 million of reductions in depreciation, professional fees, and employee relocation expenses.
     We have secured the services of certain financial, legal and business advisors to consult on issues including strategic planning and the restructuring of our balance sheet. For the first nine months we recorded $3.9 million before tax related to these activities.
     Net interest expense was $19.5 million in the first nine months of 2006 as compared to $15.8 million for the same period in 2005. The increase reflects higher costs from a greater utilization of our liquidity facilities, along with higher interest expense as a result of increases in benchmark interest rates applicable to our liquidity facilities and interest rate swap. The interest rate swap was terminated in August 2006.
     A tax benefit of $9.4 million was recorded in the first nine months of 2006 reflecting an effective tax rate of approximately 17 percent of the taxable loss as compared to a tax benefit of $11.1 million, or approximately 36 percent of the taxable loss, for the same period a year ago. The 2006 tax benefit is net of the establishment of a $5.5 million valuation allowance for deferred tax assets in the U.S., and the establishment of a deferred tax valuation allowance in Canada of $4.5 million, both for the likely expiration of net operating losses. The effective tax rate is being impacted by the establishment of deferred tax valuation allowances, a continued tax holiday in Portugal and income in tax jurisdictions where statutory rates are lower than North America.
Restructuring
     On September 13, 2006, we announced our decision to close two of our manufacturing facilities, one located in Jackson, Tennessee and the other located in Montreal, Quebec, and to relocate our U.S. wholesale distribution facility to the Decatur, Alabama plant site. Our decision was based on the unsatisfactory financial performance and business outlook for the facilities and the expected continuation of such financial performance. Our Jackson, Tennessee facility produced enhanced surface welded tube which will be transitioned to outsourced tube from our Buy/Resell program with little expected loss of business as a result of the decision to close this facility. The Montreal, Quebec facility produced commercial products, rod and bar products and some wholesale products for the Canadian and US markets. A substantial portion of the commercial and wholesale products will be transferred to our London, Ontario and Decatur, Alabama facilities. The rod and bar business is a specialty product only manufactured in the Montreal facility and we will no longer participate in this business.
     We expect to discontinue manufacturing operations at these facilities before the end of the 2006. In the third quarter, in accordance with Statement of Financial Accounting Standards No. 146 (“SFAS 146”) Accounting for Costs Associated with Exit or Disposal Activities, we accrued a total of $21.5 million before taxes ($14.2 million after taxes) relating to these closures consisting of $9.4 million for employee termination benefits, (including curtailment of the Canadian operational and salaried pension plans), $11.6 million for environmental remediation (mostly for the Montreal facility) and $0.5 million associated with the termination of contracts.

We estimate an additional $2.8 million in closure costs before taxes ($1.8 million after taxes) will be incurred over the next few years associated primarily with the Montreal facility ($12.0 million associated with carrying and other disposal costs less the non-cash write-off of cumulative translation adjustment of $9.2 million).
     We will be pursuing a sale of the plants’ assets that are not redeployed for use at our other locations. Also in the third quarter based on those assets we anticipate being sold, in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”) Accounting for the Impairment or Disposal of Long-Lived Assets, we recorded a non-cash impairment charge of $34.1 million before taxes ($22.5 million after taxes) for certain assets including the property, plant and equipment of the facilities and certain manufacturing supplies and spare parts. This charge was based upon a comparison of the carrying amount of these assets with preliminary estimates of their fair value. The actual impairment charge recorded will not be known until we have finalized our determination of the assets to be sold and prepared or obtained updated estimates of the related fair values.
     In total, during the third quarter we accrued $55.6 million before taxes associated with these closures ($42.5 million after taxes). Including future expenses estimated at this time of $2.8 million before taxes ($1.8 million after taxes), the total estimated cost of the closures is $58.4 before taxes ($44.3 million after taxes). Of the $58.4 million before tax charge, $24.0 million is expected to result in a cash outlays and $34.4 million is non-cash. Further we anticipate liquidating certain assets in the amount of $9.8 million, bringing the total cash outlay before taxes to $14.2 million.
Liquidity and Capital Resources
     The following table sets forth selected information concerning our financial condition:

	October 1, 2006
	(Unaudited)	December 31, 2005
(In thousands)
Cash and cash equivalents	$24,491	$27,329
Working capital	153,069	181,427
Total debt	237,696	235,168
Current ratio	2.03	2.70

Overview and Outlook
     For the first nine months of 2006 we had a net decrease in cash and cash equivalents of $2.8 million as compared to a decrease of $9.6 million for the same period last year. Although improved, our business has not yet generated sufficient unrestricted cash flow from operations to satisfy all of our working capital needs, interest payment obligations, capital expenditures and other cash requirements. Increasing working capital requirements caused by the significant rise in copper and other metal prices have required us to utilize our liquidity facilities to a greater extent than in comparable periods in previous years. Our normal working capital requirements also typically increase during the first half of our fiscal year. While we have been able to reduce the utilization of our liquidity facilities in the third quarter compared to the first half of 2006, we have not been able to reduce the utilization of these facilities to the same extent as in previous third quarters as copper and other metal prices remain at very high levels.

     As previously disclosed, we and our financial advisors have been evaluating refinancing or restructuring alternatives in anticipation of the upcoming maturities of our secured revolving credit facility and receivables sale facility in 2008, and Senior Note issues in 2008 and 2009, as well as our future projected short-term liquidity needs. As part of that process, we continue to be engaged in discussions with representatives of our bondholders and other groups as to the most appropriate transaction, if any, to reduce debt and maintain value for our shareholders. Accordingly, on November 1, 2006, we filed a registration statement on Form S-4 with the Securities and Exchange Commission (“SEC”) regarding an exchange offer and consent solicitation in which we propose to exchange a combination of newly issued common stock, convertible preferred stock and new secured notes for our 7.375% Senior Notes due August 2008 and 10.5% Senior Notes due April 2009, and to modify certain provisions of the indentures governing these notes. The exchange offer and consent solicitation is subject to certain conditions, including a minimum tender condition and the SEC’s declaring the registration statement effective. If we proceed with the exchange offer but the conditions of the exchange offer and consent solicitation are not satisfied, we intend to pursue other alternatives, which may include, if certain conditions are met, a prepackaged plan of reorganization of Wolverine and certain of our subsidiaries. The registration statement includes solicitation of holders of our Senior Notes for approval of a prepackaged plan under chapter 11 of the Bankruptcy Code. If pursued, the prepackaged plan would generally provide substantially the same consideration to holders of our Senior Notes as would the exchange offer and consent solicitation. Further, under the contemplated prepackaged plan, all administrative claims, priority claims, secured claims and general unsecured claims (other than with respect to the Senior Notes), including trade claims would be paid in full, and holders of existing common stock would receive a pro rata share of a percentage of the new common stock in certain circumstances. No assurance can be given that either an exchange offer and consent solicitation or a consensual plan will be pursued and agreed upon.
     On November 1, 2006, Standard & Poor’s Ratings Service (“S&P”) lowered its corporate credit rating on our Company to ‘CC’ from ‘CCC+’, following the filing of the registration statement regarding our proposed exchange offer and consent solicitation . S&P also lowered the ratings of our Senior Notes to ‘C’ from ‘CCC’, reflecting, in S&P’s opinion, the distressed nature of the proposed exchange and its belief that the value of the exchange offer, if completed, is not equivalent to the value of the original contracted amounts. At the same time, S&P placed all of the ratings on CreditWatch with negative implications pending the outcome of the proposed restructuring, which could involve a chapter 11 bankruptcy filing. As noted above, we are also continuing to explore other refinancing and restructuring options. S&P believes that it is unlikely that we will be able to secure such financing in the absence of waivers of certain provisions in our current indentures because of our very high debt leverage and weak operating results. S&P announced that if the distressed exchange offer is completed, our corporate credit rating will be lowered to ‘SD’, or selective default, and the ratings on the exchanged notes will be lowered to ‘D’. Also, S&P announced that if any interest payments are missed while we are preparing to effect the exchange or considering our financing options, the relevant issue rating would be lowered to ‘D’, with no likely impact on the corporate credit rating. Alternatively, if the prepackaged plan of bankruptcy is filed, S&P announced that all ratings will be lowered to ‘D’.
     On November 2, 2006, Moody’s Investors Service downgraded our Senior Notes to Caa3 from Caa2 and our corporate family rating to Caa2 from Caa1. According to Moody’s, the outlook for our Company remains negative. Moody’s action was prompted by our announcement of our restructuring and reorganization program involving the proposed exchange offer and consent solicitation. The downgrade reflects Moody’s opinion concerning the impact of the restructuring program on our noteholders’ ultimate recovery as well as the overall financial strength of our company. Industry competitive dynamics, volatility of raw material prices, and our liquidity were also considered in the assessment of the Company’s ratings and rating outlook.
     The agreements governing our current liquidity facilities contain a number of provisions that restrict our ability to complete the restructuring transactions contemplated by the registration statement discussed above. We are currently engaged in preliminary discussions with our commercial banks and other institutional lenders regarding the possible refinancing of some or all of our liquidity facilities in connection with the proposed exchange offer. In the event that we decide to pursue any such refinancing transaction or transactions, we would expect to complete the refinancing contemporaneously with the closing of the exchange offer. To the extent that we do not, or are unable to negotiate a satisfactory refinancing of our current liquidity facilities, we will be required to obtain amendments to or waivers of certain restrictive provisions in each of our liquidity facilities in order to complete the exchange offer. Any such amendment or waiver requires consent from the relevant counterparties. If the respective counterparties do not consent to such amendments or waivers, or if material conditions are attached to any such consent that make obtaining the amendments or waivers unreasonable, then the terms of the exchange offer will have to be modified or the offer may be terminated.
     In addition, during the third quarter of 2006, we were notified by Bank of America, N.A., our silver consignment and forward contracts facility provider, of its intention to exit the silver consignment and forward contracts business, and therefore terminate our facility, by November 30, 2006. Pending this termination, the agreement governing this facility was amended, effective November 8, 2006, to reduce the maximum value of consigned silver available to us at any time to be the lesser of $17.0 million or the value of 1.25 million fine troy ounces of silver (a decrease from the previous 2.0 million fine troy ounces), in either case less an amount equal to 20% of the face value of all outstanding forward contracts. Upon such termination, all sums outstanding under the facility would become due and payable within three business days and any consigned silver that had not been purchased and paid for would be required to be returned to Bank of America. As noted above, we are currently evaluating alternatives to replace this facility, along with our other liquidity facilities, in connection with the proposed exchange offer. In any event, if we are unable to secure a suitable replacement facility with a different provider prior to the termination of our current facility, we will be required to satisfy our silver raw material needs by purchasing silver on the open market. Our current Senior Note indentures and the agreements governing our remaining liquidity facilities impose certain restrictions that could limit our ability to replace the silver consignment and forward contracts facility (depending on the structure and terms of any proposed replacement) absent consent from bondholders and the relevant counterparties, which we may not be able to obtain. In the event we are unable to replace this facility upon its termination we will be required to use additional cash on an ongoing basis in order to maintain our silver raw material requirements. Further, the purchase of silver to replace the inventory held under the consignment and forward purchases agreement and ongoing purchases of silver could have an adverse effect on our liquidity and possibly on our ability to service customers in our Joining Technology business.

     With our current cash balances, amounts available under our current liquidity facilities and anticipated cash flow from continuing operations, we believe that we will be able to satisfy existing working capital needs, debt service obligations, capital expenditures, and other cash requirements in the near to mid-term. If, however, we are not able to satisfy these obligations through cash from operations or our liquidity facilities, if copper prices to increase beyond our capacity to cover them, if our commercial customers stop supporting the temporary change in payment terms, or because of other adverse changes in our business, we could face a default and acceleration of our debt, possibly leading to bankruptcy or insolvency. See the discussion of related risks under “Part I Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 and in “Part II Item 1A – Risk Factors” of this report below.
Sources of Liquidity
     Our principal sources of liquidity are cash and cash equivalents, cash provided by operations, and cash available under our receivables sale facility.
     Cash and cash equivalents. In the first nine months of 2006, cash and cash equivalents decreased by $2.8 million. Cash and cash equivalents as of October 1, 2006 and December 31, 2005 were $24.5 million and $27.3 million, respectively, of which $11.7 million and $15.9 million, respectively, were held by subsidiaries located outside the U.S.
     Approximately $5.0 million and $6.6 million of cash included in cash on hand was restricted as of October 1, 2006 and December 31, 2005, respectively, and was not available for general corporate use. See Note 2 to the Unaudited Condensed Consolidated Financial Statements – “Cash and Cash Equivalents.”
     Cash used for operations. Cash used for operating activities in the first nine months of 2006 was $2.5 million. Cash used for operating activities in the first nine months of 2005 was $0.6 million. The increase in cash used by operations in 2006 versus 2005 is primarily the result of funds used to support the impact on working capital from copper prices which increased 95% year over year.
     Cash from our receivables sale facility. The amount of cash available to us under our receivables sale facility is based upon the amount of eligible receivables and certain reserves required by the facility. Accordingly, availability may fluctuate over time, but in no case can it exceed the facility’s purchase limit (which was $90.0 million at October 1, 2006). Based upon a servicing report as of October 1, 2006, the value of receivables eligible to be purchased totaled approximately $65.9 million. We had utilized $61.1 million under the facility at October 1, 2006, leaving $4.8 million additional availability as of this date. See “Liquidity Facilities - Receivables Sale Facility” below.
Uses of Liquidity
     Our principal uses of liquidity are funding operations and working capital needs, capital expenditures, the funding of payments related to our outstanding debt and other financing facilities, and the funding of pension obligations.

     Funding Operations and working capital needs. Net cash used for operating activities in the first nine months of 2006 was $2.5 million, as compared to cash used for operating activities of $0.6 million of cash used in the first nine months of 2005. The $2.5 million of cash used in 2006 is net of $61.1 million of receivables sold. The $0.6 million of cash used in the first nine months of 2005 is net of $18.5 million of receivables sold. The continued rapid and unprecedented increase in copper and other non-ferrous metal prices has significantly increased our working capital requirements, causing our levels of accounts receivable and inventory to be higher in 2006 than in 2005. This increase in working capital is in spite of a year over year 4.4 million pound or 13.3% reduction of product carried in inventory, the improvement in our inventory turns from 9.4 to 11.7 times and improvements made in the number of days sales outstanding for receivables from 44 to 35 (largely due to a reduction in terms implemented in the second quarter of 2006 with many of our commercial customers). Copper prices during the first nine months of 2006 rose from an average of $2.16 per pound at December 31, 2005 to $3.46 per pound at October 1, 2006. This increase in working capital requirements has been exacerbated as suppliers have generally shortened credit terms related to the purchase of metal. Due to the normal seasonality of our business, we have historically drawn-down on our liquidity facilities during the first half of the year and began liquidating working capital in the third quarter. However, escalating copper prices, increased purchases due to increased volumes, and shortened payment terms have required us to utilize our liquidity facilities more and further into the third quarter in 2006 than in previous years.
     Capital expenditures. In the first nine months of 2006, capital expenditures totaled $3.8 million versus $7.6 million for the same period in 2005. Capital expenditures include asset replacement, environmental and safety compliance, cost reduction and productivity improvement items. Our capital spending plan for 2006 is forecasted to be between $6.0 to $7.0 million.
     Payments related to our outstanding debt and other financing facilities. In the first nine months of 2006, we made interest and other fee cash payments on our Senior Notes, liquidity facilities and other debt totaling $17.4 million, versus payments of $21.1 million during the same period in 2005. The decrease in interest and fee expense from 2005 to 2006 is the result of a timing difference in the periodic payments of interest on our Senior Notes (an additional payment made in the first nine months of 2005) partly offset by an increase in the utilization of our receivables sale facility in 2006 as compared to the amount utilized under the receivables sale facility in 2005. In addition, year over year increases in variable interest rates along with reduced benefits from our interest rate swap as a result of increasing borrowing rates also had an impact on interest and fee expense.
     On August 25, 2006 we terminated the interest rate swap on our 7.375% Senior Notes and paid Wachovia $1.8 million representing the interest accrued through the date of termination in August and the termination fee.
     Funding of pension obligations. In the first nine months ended October 1, 2006 we made contributions totaling $1.8 million to our U.S. qualified defined benefit pension plan. There was no funding required or made under this plan in 2005. For the nine month periods ended October 1, 2006 and October 2, 2005, we made contributions of $2.1 million and $0.9 million, respectively, to our Canadian defined benefit pension plans.

Off-Balance Sheet Arrangements
     Except as described herein, for the quarter ended October 1, 2006, there were no material changes to the information regarding the off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements,” as updated by the information disclosed under the same caption of our Form 10-Q for the quarter ended April 2, 2006 and July 2, 2006.
     Other than the receivables sale facility, we had no other off-balance sheet arrangements as of October 1, 2006 that either have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Liquidity Facilities
     As described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financing Agreements” of our Form 10-K for the fiscal year ended December 31, 2005, our financing arrangements consist of (i) our 7.375% Senior Notes due 2008 and our 10.5% Senior Notes due 2009, of which $134.7 million and $99.4 million, respectively, were outstanding as of October 1, 2006; (ii) our liquidity facilities described below; and (iii) certain other credit arrangements with respect to our non-U.S. operations. The agreements governing our liquidity facilities, and the indentures governing our senior notes, contain cross default provisions. As of October 1, 2006, we were in compliance with the covenants contained in the agreements governing our liquidity facilities and in the indentures governing our Senior Notes. See “— Overview and Outlook” above for a discussion of our recent refinancing and restructuring activities regarding our Senior Notes and liquidity facilities.
     During the third quarter of 2006, our liquidity facilities consisted of a receivables sale facility of up to $90 million (see Note 8), a secured revolving credit facility of up to $35 million; and a silver consignment and forward contracts facility providing for up to the lesser of $17 million or the value of 2.0 million fine troy ounces of silver. We view our receivables sale facility and our secured revolving credit facility as sources of available liquidity. We view our silver consignment facility as a source of indirect liquidity because it allows us to reduce the amount of working capital necessary to fund our silver raw material requirements. The terms of each of these liquidity facilities, as amended through the third quarter of 2006, are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Facilities” of our Form 10-Q for the quarter ended April 2, 2006, as updated by the discussion contained under the same caption of our Form 10-Q for the quarter ended July 2, 2006.
     As of October 1, 2006, the value of receivables eligible to be purchased under the receivables sale facility totaled approximately $65.9 million. We had utilized $61.1 million as of October 1, 2006, leaving an availability of $4.8 million under the facility as of this date.

     We had no borrowings outstanding under our secured revolving credit facility at October 1, 2006, and approximately $12.8 million of standby letters of credit outstanding thereunder. After taking into account an additional $3.2 million of reserves and other holdbacks we had $19.0 million in additional borrowing availability under our secured revolving credit facility as of that date. As of December 31, 2005, we had no borrowings outstanding under our secured revolving credit facility, and approximately $12.5 million of standby letters of credit outstanding. After taking into account $8.1 million of reserves, other holdbacks and the reduction in availability as a result of the value of our interest rate swap, we had $11.9 million in additional borrowing availability under the secured revolving credit facility as of that date.
     Under our silver consignment and forward contracts facility at October 1, 2006, we had $12.7 million of silver in our inventory under the silver consignment facility, with a corresponding amount included in accounts payable, and $0.9 million committed to under the forward contracts facility. At December 31, 2005, we had $13.5 million of silver in our inventory under the silver consignment facility, with a corresponding amount included in accounts payable, and $1.1 million committed to under the forward contracts facility.
     Effective November 8, 2006, the agreement governing our silver consignment and forward contracts facility was amended to adjust the consignment limit (the maximum value of consigned silver available to us at any time under the consignment facility) to be the lesser of $17.0 million or the value of 1.25 million fine troy ounces of silver (a decrease from the previous 2.0 million fine troy ounces), in either case less an amount equal to 20% of the face value of all outstanding forward contracts under the forward contract facility. As discussed further in “ —Overview and Outlook,” above, during the third quarter of 2006, we were notified by our silver consignment and forward contracts facility provider that it intends to exit the silver consignment and forward contracts business, and therefore terminate our facility, by November 30, 2006. We are pursuing alternatives for a suitable replacement facility with a different provider.
Environmental Matters
     We are subject to extensive environmental regulations imposed by local, state, federal and provincial authorities in the U.S., Canada, China, Portugal and Mexico with respect to air emission, discharges to waterways, and the generation, handling, storage, transportation, treatment and disposal of waste material, and we have received various communications from regulatory authorities concerning environmental matters. We have accrued undiscounted estimated environmental remediation costs related to our operating facilities of $0.8 million as of October 1, 2006, consisting primarily of $0.7 million for the Ardmore, Tennessee facility and $0.1 million for the Decatur, Alabama facility. Based upon information currently available, we believe that the ultimate remediation costs for these matters are not reasonably likely to have a material effect on our business, financial condition or results of operations. However, actual costs related to these environmental matters could differ materially from the amounts we estimated and have accrued at October 1, 2006, and could result in additional exposure if these environmental matters are not resolved as anticipated.

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

	Three months	Nine months
	ended	ended
(In millions)	October 1, 2006	October 1, 2006

Gains arising from ineffectiveness included in earnings	$0.8	$2.2
Gains reclassed from other comprehensive income (“OCI”) to earnings	$2.3	$6.2

(In millions)	October 1, 2006	October 2, 2005

Aggregate notional value of derivatives outstanding	$9.8	$8.4

Period through which derivative positions currently exist	December 2007	December 2006
Fair value of derivatives – asset	$1.3	$2.0
Increase/(decrease) in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$0.8	$(1.0)
Deferred gains included in OCI	$2.1	$1.7
Gains included in OCI to be recognized in the next 12 months	$2.0	$1.6
Number of months over which gain in OCI is to be recognized	15	15
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

	Three months	Nine months
	ended	ended
(In millions)	October 1, 2006	October 1, 2006

(Losses) arising from ineffectiveness included in earnings	$(3.3)	$(1.8)
Gain/(loss) reclassed from other comprehensive income (“OCI”) to earnings	$0.4	$(1.8)

(In millions)	October 1, 2006	October 2, 2005

Aggregate notional value of derivatives outstanding	$4.1	$3.9

Period through which derivative positions currently exist	December 2006	December 2005
Fair value of derivatives – asset	$2.1	$—
Increase/(decrease) in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$0.6	$(0.4)
Deferred gains/(losses) included in OCI	$0.5	$(0.1)
(Losses) included in OCI to be recognized in the next 12 months	$(0.5)	$(0.1)
Number of months over which (loss) in OCI is to be recognized	3	3
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

	Three months	Nine months
	ended	ended
(In millions)	October 1, 2006	October 1, 2006

(Losses) arising from ineffectiveness included in earnings	$(1.0)	$(3.1)

(In millions)	October 1, 2006	October 2, 2005

Aggregate notional value of derivatives outstanding	$24.7	$26.0

Period through which derivative positions currently exist	December 2006	December 2005
Fair value of derivatives – asset/(liability)	$0.1	$(1.5)
(Decrease) in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(2.5)	$(2.7)
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

	Three months	Nine months
	ended	ended
(In millions)	October 1, 2006	October 1, 2006

Gains arising from ineffectiveness included in earnings	$0.6	$1.8
(Losses) reclassed from other comprehensive income (“OCI”) to earnings	$(0.7)	$(1.3)

(In millions)	October 1, 2006	October 2, 2005

Aggregate notional value of derivatives outstanding	$9.7	$3.6

Period through which derivative positions currently exist	December 2008	December 2006
Fair value of derivatives – asset/(liability)	$(1.2)	$3.8
(Decrease) in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(0.8)	$(0.7)
Deferred gains/(losses) included in OCI	$(4.8)	$5.8
Gains/(losses) included in OCI to be recognized in the next 12 months	$(2.4)	$5.0
Number of months over which gain/(loss) in OCI is to be recognized	27	15
Foreign Currency Exchange Risk
     We are subject to market risk exposure from fluctuations in foreign currencies. Foreign currency exchange forward contracts may be used from time to time to hedge the variability in cash flows from the forecasted payment or receipt of currencies other than the functional currency. We do not enter into forward exchange contracts for speculative purposes. These forward currency exchange contracts and the underlying hedged receivables and payables are carried at their fair values, with any associated gains and losses recognized in current period earnings. These contracts cover periods commensurate with known or expected exposures, generally within three months. As of October 1, 2006, we had forward exchange contracts outstanding to sell foreign currency with a notional amount of $2.2 million. The estimated fair value of these forward exchange contracts to sell foreign currency is a $19 thousand gain. The effect of a 10% adverse change in exchange rates would reduce the fair value by approximately $0.2 million.
     We also use foreign currency forward exchange contracts to hedge our inventory currency risk in Canada. These contracts are denominated in U.S. and Canadian dollars. As of October 1, 2006, we had foreign currency forward exchange contracts outstanding through December 2006 to purchase foreign currency with a notional amount of $8.6 million. As of October 1, 2006, we had an unrealized gain of $0.3 million associated with these foreign currency forward exchange contracts. The effect of a 10% adverse change in exchange rates would be a loss of approximately $0.8 million.
Interest Rate Risk
     In October 2002, we entered into an interest rate swap transaction on $50.0 million of our 7.375% Senior Notes. The interest rate swap calls for semi-annual interest payments on February 1 and August 1, a floating interest rate based upon the nine month LIBOR rate plus a spread of 3.76%, and an August 1, 2008 maturity date. The interest rate swap resulted in an increase in interest expense for the three and nine month periods ended October 1, 2006 of $0.1 million and $0.6 million, respectively, and an increase of interest expense for the three and nine month periods ended October 2, 2005 of $0.1 million and $0.2 million, respectively.
     On August 25, 2006, we terminated the interest rate swap and paid Wachovia Bank NA $1.8 million representing the interest accrued through the date of termination in August and the termination fee. The termination fee of $1.7 million will be amortized over the remaining life of the 7.375% Senior Notes. The termination fee, which was locked in on the date of the termination, is the net present value of the amount of interest which exceeded the fixed rate of 7.375% for the balance of the term of the interest rate swap. Taking into account the gain recorded from the inception of the interest rate swap to the termination of $1.1 million and the termination fee of $1.7 million or a net increase in interest of $0.6, the effective annual rate of the underlying Senior Notes is 7.578% through the maturity date.
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
Changes in Internal Control over Financial Reporting
     Based upon the evaluation performed by our management, which was conducted with the participation of Messrs. Manning and Deason, there has been no change in our internal control over financial reporting during the third quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
     The Company has included in its Annual Report on Form 10-K for the year ended December 31, 2005 a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (“Risk Factors”). The Risk Factors are hereby incorporated in Part II, Item 1A of this Form 10-Q. These Risk Factors have been updated and supplemented in the section entitled “Risk Factors” in the Company’s registration statement on Form S-4 (File No. 333-138343) filed on November 1, 2006, which section is also incorporated by reference in this Part II, Item 1A. In addition, the information presented below updates, and should be read in conjunction with, the Risk Factors.
Recent changes in payment terms applicable to our commercial customers may cause these customers to move their business to competitors who, because of their greater financial resources, may offer more generous payment terms.
Beginning with shipments on April 24, 2006, we modified the payment terms applicable to commercial customers to net 15 days. This change was made to proactively address the fact that copper prices have continued to increase. This measure was taken to help manage liquidity in this unprecedented period of changing metal prices. However, this change may cause certain of these customers to move their business to competitors who may offer more generous payment terms. If any our largest commercial customers, or a significant number of smaller commercial customers, move business to a competitor, demand for our products may fall, and our revenues, results of operations, liquidity, and financial condition might suffer.
During the second quarter of 2006, wholesale demand was strong and wholesale pricing rose to record high levels, neither of which may be sustained in future quarters.
     Wholesale prices rose to record high levels in the second quarter of 2006. In addition, demand for wholesale products was high in a market where commercial construction increases created a supply and demand imbalance. Gross profit in this segment benefited from these conditions in the second quarter. Although wholesale prices remained high through the third quarter of 2006, wholesale demand dropped off substantially from the second quarter. We cannot predict whether high levels of wholesale pricing will be sustained in future quarters, or whether wholesale demand will return to second quarter levels. A significant reduction in per unit prices or in the demand for these products from our customers could negatively impact our results of operations and financial position.
If we are unable to secure a suitable replacement for our silver consignment and forward contracts facility provider when it exits the market, our cash requirements will significantly increase.
     During the third quarter of 2006, we were notified by Bank of America, N.A., our silver consignment and forward contracts facility provider, of its intention to exit the silver consignment and forward contracts business, and therefore terminate our facility, by November 30, 2006. Pending this termination, the agreement governing this facility was amended, effective

November 8, 2006, to reduce the maximum value of consigned silver available to us to be the lesser of $17.0 million or the value of 1.25 million fine troy ounces of silver (a decrease from the previous 2.0 million fine troy ounces), in either case less certain forward contract amounts.
     On October 1, 2006 we had $12.7 million of silver in our inventory under the silver consignment facility and $0.9 million committed to under the forward contracts facility. Upon termination, all sums outstanding under the facilities would become due and payable within three business days and any consigned silver that had not been purchased and paid for would be required to be returned to Bank of America. Our current Senior Note indentures and the agreements governing our remaining liquidity facilities impose certain restrictions that could limit our ability to replace the silver consignment and forward contracts facility (depending on the structure and terms of any proposed replacement) absent consent from bondholders and the relevant counterparties, which we may not be able to obtain. If we are unable to secure a suitable replacement facility with a different provider, we will be required to satisfy our ongoing silver raw material needs by purchasing silver on the open market, which will significantly increase our cash requirements and place additional pressure on our liquidity position and adversely impact our Joining Technology business.

Item 3. Exhibits
10.1*	Summary of Named Executive Officer Compensation (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2006).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

WOLVERINE TUBE, INC.
Dated: November 9, 2006	By:	/s/ James E. Deason
		Name:	James E. Deason
		Title:	Senior Vice President, Chief Financial Officer and Secretary