Form 10-K
period 2006-12-31
WOLVERINE TUBE INC
filed 2007-03-16
CIK 821407

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2006,
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                      to                     .
Commission file number 1-12164
WOLVERINE TUBE, INC.
(Exact name of registrant as specified in its charter)

Delaware	63-0970812

(State of Incorporation)	(IRS Employer Identification No.)

200 Clinton Avenue West, 10th Floor
Huntsville, Alabama	35801

(Address of principal executive offices)	(Zip Code)
(256) 353-1310
(Registrant’s Telephone Number, including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of exchange on which registered:
Common Stock, $0.01 par value	New York Stock Exchange (a)

(a)	On January 4, 2007, the New York Stock Exchange (NYSE) suspended trading of these securities, and on March 7, 2007, the NYSE filed a Form 25 to remove these securities from listing and registration on the NYSE effective March 19, 2007.
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
YES ☐ NO ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 2, 2006 was approximately $52,356,220 based upon the closing price of $3.67 for the Common Stock reported for such date on the New York Stock Exchange. For purposes of this disclosure, shares of Common Stock held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates.
Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date:

Class	Outstanding as of March 9, 2007

Common Stock, $0.01 par value	15,089,934 Shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the 2007 annual meeting of stockholders are incorporated by reference into Part III.

FORM 10-K
YEAR ENDED DECEMBER 31, 2006

PART I
Item 1. Business
General
     Wolverine Tube, Inc. (the Company, Wolverine, we, our, or us) is a world-class quality manufacturer and distributor of copper and copper alloy tube, fabricated products, and metal joining products. Our focus is on custom-engineered, higher value-added tubular products, including fabricated copper components and metal joining products, which enhance performance and energy efficiency in many applications, including: commercial and residential heating, ventilation and air conditioning, refrigeration, home appliances, industrial equipment, power generation, petrochemicals and chemical processing.
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
Available Information
     Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available on our website, at no charge, at www.wlv.com, as soon as reasonably practicable after electronic filing or furnishing such information to the Securities and Exchange Commission (SEC). Also available on our website, or in print upon written request at no charge, are our corporate governance guidelines, the charters of our audit, compensation and corporate nominating and governance committees, and a copy of our code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer, controller or other persons performing similar functions.
     We have filed, as exhibits to our Annual Report on Form 10-K, the certifications of our principal executive officer and principal financial officer under Sections 906 and 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of our public disclosure. We are an accelerated filer with the SEC. You may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains our electronically filed reports, proxy and information statements, and other information.
Competition
     The copper tube markets in which we compete are highly competitive. Several of our competitors produce only copper tube products of a limited type. In contrast, we produce a broad range of copper products, such as technical tube for large commercial air conditioners used in high-rise buildings, industrial tube and fabricated components used in residential and light commercial air conditioning units, wholesale tube used in commercial and residential construction, as well as tube used in power generation, petrochemical and marine applications. Moreover, our metal joining products are used in almost all of these applications.
     While no single company competes with us in all of our product lines, we face significant competition in each product line. Cerro Flow Products, Inc., Industrias Nacobre S.A. de C.V., KobeWieland Copper Products Inc., Wieland-Werke AG, Mueller Industries Inc., Luvata, The Harris Products Group, Parker Hannifin Corp., Hitachi, Furukawa, Sumitomo and others compete against us in one or more product lines. We also face competition from China-based copper tube manufacturers who compete with us both in China and in other parts of the world.
     Minimal product differentiation among competitors in the wholesale product categories creates a pricing structure that enables customers to select products almost exclusively on price. In these product lines, certain of our competitors have significantly larger market shares than us, and tend to be price leaders in the industry. For certain of our higher value-added commercial products, we compete primarily on the technological advantages of these products.
     We could be adversely affected if new technologies emerge in the air conditioning, refrigeration or other consumer industries that reduce or eliminate the need for copper and copper alloy tube, fabricated copper components, and metal joining products. Certain of our products, such as plumbing tube, compete with products made of alternative materials, such as polybutylene plastic. Aluminum is also a substitute product in residential air conditioning units. Increases in the price of copper, or sustained high copper prices could decrease the relative attractiveness of copper products in cases where alternatives exist and are allowable by local law or code, thereby adversely affecting our business, operating results or financial condition.
Product Segments
     In 2006, we classified our products as commercial products, wholesale products, or rod, bar and other products.
Commercial Products
     Commercial products consist of several types of technically enhanced tube and fabricated products made to customer specifications, as well as our metal joining products. We believe that we are the primary supplier of one or more commercial products to some of the world’s largest and best known OEMs, particularly in the commercial and residential heating ventilation and air-conditioning, refrigeration and home appliance industries. Generally, our technical tube and fabricated products are custom designed, are manufactured for specific customer applications, and are sold directly to OEMs. Because of the higher level of added value, profitability tends to be better for commercial products than for our other products.

     Commercial products include:
Industrial Tube
     Our small and medium diameter copper tube used primarily by residential and light commercial air conditioning, appliance, refrigeration equipment and plumbing fittings and fixture manufacturers is known as “industrial” tube. Much industrial tube is made to customer specifications for equipment manufacturing. Our industrial tube products include smooth straight tube, copper coils both smooth and enhanced, and very small diameter capillary tube. Early in 2005, we began importing for resale in North America both internally enhanced and smooth industrial tube manufactured by a Chinese tube producer with which we have entered into a multi-year exclusive supply arrangement (see Value Added Strategic Sourcing Program below).
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
Copper Alloy Tube
     Copper alloy tube (principally copper mixed with nickel) is used for certain severe applications and corrosive environments such as condenser tubes and heat exchangers in power generating plants, chemical plants, refineries and ships. Our copper alloy tube products have included smooth and surface enhanced tube produced from a variety of alloys. Also included in the alloy tube category are surface enhanced titanium, brass and steel tube produced from smooth tube supplied by outside sources.
     The closure of the Montreal plant in late 2006 allowed us to step away from the unprofitable manufacturing of alloy tube. We buy and resell alloy tube, in some cases introducing value-added features such as finning or internal enhancement.
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
     Commercial product sales accounted for 72% of our net sales in 2006 as compared with 71% in 2005, and 72% in 2004.
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
     Wholesale product sales accounted for 22% of our net sales in 2006 as compared with 22% in 2005 and 21% in 2004.
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
     Rod, bar and other products accounted for 6% of our net sales in 2006 as compared with 7% in 2005 and 8% in 2004. On September 13, 2006 our Company announced the planned closure of manufacturing facilities located in Jackson, Tennessee and Montreal, Quebec. The closing of the Montreal plant allowed us to step away from underperforming rod and bar products by the end of 2006.
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
     For information concerning sales, gross profit, and certain other financial information and foreign and domestic operations see Note 22, Industry Segments and Foreign Operations, of the Notes to Consolidated Financial Statements.
Energy Efficiency and Governmental Regulations
     Effective January 23, 2006, the U.S. government mandated an increase in the Seasonal Energy Efficiency Ratio (SEER). This new minimum standard is 13 SEER, which is a 30% improvement in energy efficiency from the previous minimum standard rating of 10 SEER. The new standard increased demand for our industrial tube, fabricated product and metal joining product businesses in 2006 as customers increased production of 13 SEER units.
     We expect that the demand for our higher value-added, energy efficient tubes will continue to grow as OEMs continue seeking ways to produce products that are less costly, more energy efficient and operate at a lower cost, and as existing commercial air conditioners continue to be replaced in response to the ban on production of chlorofluorocarbons. Government regulations at the local, state and federal levels periodically provide various incentives for consumers to purchase more energy efficient products, such as air conditioners, refrigerators and similar appliances, which we believe may also increase demand for our products. However, there can be no assurance that this anticipated demand will materialize, or that we will not face increased competition, with an adverse effect on profitability, from other manufacturers in this higher value-added segment.

Markets
     Major markets for each of our product lines are set forth below:

Products	Major Markets
Commercial Products:

Technical Tube	Commercial air conditioning manufacturers, power and process industry, heat exchanger manufacturers, water, swimming pool and spa heater manufacturers and oil cooler manufacturers.

Industrial Tube	Residential and light commercial air conditioning manufacturers, appliance manufacturers, automotive manufacturers, industrial equipment manufacturers, refrigeration equipment manufacturers plumbing fittings and fixture manufacturers, and redraw mills (which further process the tube).

Copper Alloy Tube	Utilities and other power generating companies, refining and chemical processing companies, heat exchanger manufacturers and shipbuilders.

Fabricated Products	Commercial and residential air conditioning manufacturers, refrigeration manufacturers and consumer appliance manufacturers, automotive, controls, welding, electrical, marine, building, heat transfer industries and other general industrial applications.

Metal Joining Products	Residential and commercial air conditioning manufacturers, plumbing, electronic, lighting, shipbuilding, aerospace, catalysts, jewelry and other metal joining industries.
Wholesale Products	Plumbing and refrigeration service wholesalers and distributors.

Rod, Bar and Other Products	Electrical equipment, power generation and automotive parts manufacturers, locomotive, aluminum smelting and other industrial equipment manufacturers and metal service centers.

Key Customers
     In 2006, 2005, and 2004, our 10 largest customers accounted for approximately 48%, 46%, and 44%, respectively, of our consolidated net sales. No single customer accounted for 10% or more of our consolidated net sales in any of the previous three years.
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
Manufacturing Processes
     The manufacture of copper, fabricated products and metal joining products consists of manufacturing processes including casting, extruding, drawing, forming, joining and finishing. In most cases, raw material is first cast into a solid cylindrical shape or “billet.’’ The billet is then heated to a high temperature, a hole is pierced through the center of the cylinder, and the cylinder is then extruded under high pressure. Material is then either drawn down to smaller sizes, or reduced on a forging machine and then drawn down to a smaller size. The outside and/or inside surface may be enhanced to achieve the desired heat transfer qualities. Depending on customer needs, bending, shaping, precision cutting, forming, annealing (heating to restore flexibility), coiling or other operations may be required to finish the product.
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
     The key elements of our copper procurement and product pricing strategies are the assurance of a stable supply and the avoidance, where possible, of exposures to metal price fluctuations. Copper prices fluctuate daily, typically using the Commodities Exchange (COMEX) or London Metal Exchange (LME) price as a benchmark. We generally have an “open pricing’’ option under which we may fix the price of all or a portion of the metal subject to purchase contracts at any time up to the last COMEX or LME trading day (usually two days before the end of the month) of the last month in a contract period.

     Generally, all products delivered to customers, with the exception of wholesale and rod and bar products, are priced in accordance with one of the following methods: (i) a metal charge based on the average market value of metal in the month prior to shipment to the customer and a fixed fabrication charge, (ii) a metal charge based on the market value of metal as of the date of product shipment to the customer and a fixed fabrication charge or (iii) we may quote a firm price to a customer, which covers both the cost of metal and fabrication charges. In the case of (i), our Company believes that this pricing policy, in conjunction with its inventory turns, provides a natural hedge against changes in the COMEX price of copper. In the case of (ii) and (iii), we work to minimize our exposure to metal price fluctuations through a variety of hedging strategies. When firm prices are quoted to customers, we generally, at the time the metal price for the customer is established, either price an equivalent amount of metal under open pricing arrangements with suppliers, or purchase forward contracts for the equivalent amount of metal. Wholesale and rod and bar products are priced with an “all in” market price, which includes both metal and fabrication charges. It is not our policy to attempt to profit from fluctuations in metal prices by taking speculative or risky commodity derivative positions.
     We enter into commodity forward contracts to sell copper in order to mitigate the impact that copper price changes could have on the value of our inventory. See the Consolidated Financial Statements, Note 2, Summary of Significant Accounting Policies – Derivatives and Hedging Activities and Note 5, Derivatives of the Notes to Consolidated Financial Statements.
     We satisfied the majority of our silver requirements through a silver consignment facility with Bank of America, N.A. (BANA) until mid-December 2006 when the facility terminated. Under this facility, BANA consigned certain amounts of silver to us upon request for a fee. Title to the consigned silver remained with BANA until the products containing the silver were shipped to our customers, at which time we paid for the silver shipped, or replaced that amount of silver in our inventory, at then-current market prices. See Note 10, Financing Arrangements and Debt, of the Notes to Consolidated Financial Statements.
Value Added Strategic Sourcing Program
     We have a value added strategic sourcing agreement with one of the largest China-based copper tube manufacturers to provide products to us for resale to our customers in North America. Under this arrangement, we buy certain types of tubing products from this manufacturer, import these products into the U.S., and warehouse the products until they are required by our customers. As part of the agreement, we are the sole representative of the China-based copper tube manufacturer in the U.S.
Research and Development
     Our research and development efforts are primarily conducted in our Technology Center located in Decatur, Alabama and Shanghai, China. We utilize both research and development facilities for new product development, manufacturing process improvements and new product applications. While developing new products, we often work closely with certain major customers in order to develop specific new products for their applications. To compliment our research and development capabilities, we occasionally coordinate our efforts with those of universities, and governmental and private research organizations. Through our Technology

Center, we support the engineering and testing of our custom-engineered processes, specialized products and product enhancements, and may make modifications to these based upon customer specifications.
     Our company introduced Micro Deformation Technology MDT™ in 2002. This technology is used to develop highly enhanced new heat transfer products for large chiller applications. We continue to participate in several industry, university and governmental research projects relating to more efficient heat transfer tubes for industrial, commercial and residential heating and cooling applications, as well as refrigeration, power generation, chemical and petrochemical industries. Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. Research and development costs were approximately $2.2 million in 2006, $3.1 million in 2005, and $3.5 million in 2004.
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
     We have established a reserve of approximately $11.8 million for undiscounted estimated environmental remediation costs at December 31, 2006. The total cost of environmental assessment and remediation depends on a variety of regulatory, technical and factual issues, some of which are not known or cannot be anticipated. While we believe that the reserve, under existing laws and regulations, is adequate to cover presently identified environmental remediation liabilities, there can be no assurance that such amount will be adequate to cover the ultimate costs of these liabilities, or the costs of environmental remediation liabilities that may be identified in the future. We have accrued undiscounted estimated environmental remediation costs of $0.1 million for our Decatur facility and $0.7 million for our Ardmore facility as of December 31, 2006.
     As result of the closure of the Montreal facility, our Company became subject to certain requirements of the Quebec Environmental Quality Act, which include performing a comprehensive Site Characterization and Rehabilitation Plan. This requires that Phase I and Phase II Environmental Site Assessments (ESA) be performed to determine the amount and extent of any contamination. A Site Rehabilitation Plan and Schedule, based upon the results of the Phase I & II ESAs, also must be submitted to the government for review and approval. Once approved, our Company will perform any required site remediation. The Phase I and Phase II ESAs began in January, 2007.
     In 2006, we established an environmental accrual of $11.0 million for the Montreal facility. With the assistance of outside counsel and environmental consultants, our Company re-evaluated environmental reports about the site prepared in 1993 by Technitrol-Eco to support our Company in environmental litigation against the previous owner and used the Technitrol-Eco report to estimate the costs to meet the requirements of the Environmental Quality Act. The established accrual does not include costs associated with areas that could be contaminated but were not assessed in the Technitrol-Eco report. We will reassess the adequacy of our reserve and accrue additional amounts, if necessary, in connection with the completion of the Phase I and Phase II ESAs.
     We believe our operations are in substantial compliance with all applicable environmental laws and regulations as currently interpreted. We utilize an active environmental auditing and evaluation process to facilitate compliance with applicable environmental laws and regulations. However, future regulations and/or changes in the text or interpretation of existing regulations may subject our operations to increasingly more stringent standards. While we cannot quantify the effect of any future potential changes on our business, compliance with such requirements may make it necessary, at costs which may be substantial, to retrofit existing facilities with additional pollution control equipment and to undertake new measures in connection with the storage, transportation, treatment and disposal of by-products and wastes.
Employees
     As of December 31, 2006, we had a total of 2,623 employees, a reduction of approximately 460 from the previous year, mainly as a result of the closing of manufacturing facilities in Jackson, Tennessee and Montreal, Quebec. Approximately 10% of our current employees are represented by unions comprised of a majority of the hourly employees at our Monterrey, Mexico facility. The Monterrey, Mexico employees are covered by a collective bargaining agreement that expired on January 31, 2007 and was successfully renewed through February 1, 2008.

Executive Officers of the Registrant
     The following table sets forth certain information with respect to each of our executive officers as of December 31, 2006:

Name	Age	Position with our Company
Johann R. Manning, Jr.(1)	46	President and Chief Executive Officer
James E. Deason	59	Senior Vice President, Chief Financial Officer, and Secretary
Garry K. Johnson	51	Senior Vice President, Sales
Doug Morse (2)	55	Vice President — Operations
John H.Van Gerwen	49	Vice President — Operations
Keith I. Weil	49	Senior Vice President, International and Strategic Development
Allan J. Williamson	59	Corporate Controller

(1)	Mr. Manning resigned on February 16, 2007

(2)	Mr. Morse resigned on February 22, 2007
     Johann R. Manning, Jr. had been President and Chief Executive Officer of our Company since December 2005 until his resignation on February 16, 2007. Prior to this, Mr. Manning had been President and Chief Operating Officer since February 2005. Other positions held by Mr. Manning include Senior Vice President, Fabricated Products and General Counsel of our Company from October 2001 until February 2005, Senior Vice President of Human Resources and General Counsel from May 2000 until October 2001 and Vice President of Human Resources and General Counsel from May 1998 until May 2000. Prior to joining our Company, Mr. Manning had served as Senior Counsel for Mercedes-Benz U.S. International, Inc., a vehicle manufacturer, since March 1998. Prior to joining Mercedes-Benz, Mr. Manning was employed for over eight years with Genuine Parts Company, a diversified wholesale distribution company, where he held various positions including Vice President of Human Resources and Corporate Counsel for its Motion Industries, Inc. subsidiary.
     Harold M. Karp became the President and Chief Operating Officer of our Company on February 16, 2007. Mr. Karp has been Senior Vice President of Alpine, a publicly traded holding company engaged in the investment and/or acquisition and operation of industrial companies since April 27, 2006 and President of Exeon Inc., formerly known as Essex Electric, Inc., Alpine’s building wire manufacturing subsidiary since December 2002. Previously, Mr. Karp was President of the Electrical Group of Superior TeleCom from January 2001 until December 11, 2002.
     James E. Deason has been Senior Vice President, Chief Financial Officer and Secretary of our Company since November 2005. Mr. Deason previously retired from Wolverine on March 31, 2005, and served as a consultant to our Company from his retirement in March 2005 until November 2005. Prior to his retirement, Mr. Deason had served as Executive Vice President, Chief Financial Officer and Secretary since September 1994. Mr. Deason had also been a director of our Company from October 1995 until his retirement in March 2005. Before initially joining our Company in 1994, Mr. Deason, a Certified Public Accountant, spent 19 years with Ernst & Young LLP and was a partner from 1988.

     Garry K. Johnson has been the Senior Vice President, Sales of our Company since 2002. He previously held the positions of Vice President, Sales from 1998 until 2002, Industrial Marketing Manager from 1990 until 1998, Field Sales Representative from 1981 until 1990 and Production Supervisor from 1979 until 1981. Mr. Johnson has been employed by our Company for twenty-eight years.
     Until his resignation on February 22, 2007, Doug Morse had been Vice President — Operations for Wolverine since January 2006, and Director of Operations for the Shawnee, Oklahoma and Decatur, Alabama Operations from 2004 to 2005. Mr. Morse came to Wolverine in 2003 as Plant Manager of the Shawnee, Oklahoma facility. His previous experience included Vice President of Manufacturing at Scott Brass, where he directed management of their multi-plant manufacturing organization including melting, continuous casting, cold finishing, quality, testing and process development. Prior to that Mr. Morse was Director of Manufacturing & Engineering at Inco Alloys. Mr. Morse possesses an MBA from Marshall University and a Bachelor of Science in Mechanical Engineering from the University of Cincinnati and is a licensed professional engineer. Mr. Morse resigned his position on February 22, 2007.
     John H. Van Gerwen has been Vice President — Operations since January 2006. He began his career with Wolverine in 1982 at our London, Ontario plant as a Project Engineer. Mr. Van Gerwen was promoted several times at London. He served in a variety of roles, ultimately becoming Plant Manager in 1994. In 1997, Mr. Van Gerwen was promoted to Vice-President of Operations assuming responsibilities for our Altoona, Pennsylvania facility. In 2001, Mr. Van Gerwen became Vice President of Operations — Fabricated Products and, in 2005, Vice President of Fabricated Products and Canadian Operations. Mr. Van Gerwen holds a Bachelor of Applied Science in Mechanical Engineering from University of Waterloo and is a licensed Professional Engineer.
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
     Allan J. Williamson has been the Corporate Controller since February 2004. He previously held the positions of Group Controller – Tube Group and Wolverine Tube Europe from August 2003 until January 2004, and Group Controller – Fabricated Products Group from September 2002 when he joined our Company until July 2003. Prior to joining our Company, Mr. Williamson was Chief Financial Officer and Vice President of Business Planning of ADS Environmental Services from September 1995 through September 2002, and before that he was Vice President – Operations Controller from January 1995 through August 1995 for Continental Can Company and Vice President of Finance of General Marble from January 1993 to January 1995.

Item 1A. Risk Factors
     This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to current or historical fact, but address events or developments that we anticipate may occur in the future. Forward-looking statements include statements regarding our goals, beliefs, plans or current expectations, taking into account the information currently available to our management. When we use words such as “anticipate,” “intend,” “expect,” “believe,” “plan,” “may,” “should” or “would” or other words that convey uncertainty of future events or outcome, we are making forward-looking statements. Statements relating to future sales, earnings, operating performance, recapitalization and restructuring strategies, capital expenditures and sources and uses of cash, for example, are forward-looking statements.
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
Our business and financial condition will suffer if we are unable to execute our recapitalization plan and achieve our plan of operations.
As discussed in more detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recapitalization Plan, on February 1, 2007, we announced a recapitalization plan which will ultimately provide at least $75 million, and could provide up to approximately $135 million, of equity proceeds to our Company. We completed the first phase of this recapitalization plan, a sale of $50 million in a new series of convertible preferred stock to an investor group, on February 16, 2007. Under our recapitalization plan, we also plan to raise up to an additional $51.1 million in cash proceeds from a common stock rights offering to our shareholders. If proceeds from the rights offering are less than $25 million, this investor group may invest up to an additional $25 million in preferred equity, and depending on the level of participation in the rights offering, the investor group may make an additional preferred equity investment to maintain a 55% ownership interest. In addition, we plan to initiate an exchange offer to issue senior notes similar to our existing 10.5% Senior Notes, but with less restrictive covenants, in exchange for our 7.375% Senior Notes, and we will also seek consents to remove substantially all of the restrictive covenants contained in the 7.375% Senior Note indenture.
     While the initial $50 million in cash proceeds we received pursuant to our recapitalization plan eased immediate liquidity needs, if we are unable to complete the remainder of the recapitalization plan, our future is unclear. As of January 28, 2007, we had working capital of $164.0 million and approximately $20.6 million of available cash and cash equivalents. With our current cash balances, amounts available under our liquidity facilities and anticipated cash flow from continuing operations, we believe that we will be able to satisfy existing working capital needs, debt service obligations, capital expenditures, and other cash requirements. However, in the absence of further deleveraging of our balance sheet and restructuring of our capital structure (whether as a result of the recapitalization plan or otherwise), we may not have sufficient liquidity to satisfy these obligations and continue our current operations. In this event, we could face a default and acceleration of our debt and other obligations, one result of which is bankruptcy or insolvency.
     If our recapitalization plan is successful, our ability to meet our financial projections and our obligations will then depend on our ability to achieve our operating plan. Accomplishing our operating plan may be affected by general economic conditions, commodity prices, industry trends and other factors beyond our control. We may be unable to implement certain elements of our operating plan following completion of the recapitalization plan due to continuing pressures on our operating cash flow.
Our ability to complete the recapitalization plan is subject to a number of conditions, some of which are beyond our control.
     The success of our recapitalization plan depends in part on certain events and conditions that are beyond our control. For example, our ability to raise significant additional equity through the proposed common stock rights offering depends upon the level of stockholder participation in the offering as well as stockholder approval of an amendment to our Restated Certificate of Incorporation to increase the number of authorized shares of common stock.
     In addition, the success of the proposed offer to exchange our 7.375% Senior Notes and solicit consents to modify the restrictive covenants applicable to those notes depends upon the level of participation of the relevant noteholders in the offer. If we are unable to obtain stockholder approval for the charter amendment, if we do not receive sufficient stockholder participation in the rights offering or noteholder participation in the exchange offer and consent solicitation, or if we are otherwise unable to satisfactorily complete these transactions, our recapitalization plan may fail.
     Also, we will be required to obtain amendments or waivers of certain restrictive provisions in the agreements governing our secured revolving credit facility and our receivables sale facility in order to complete the remainder of our recapitalization plan. If the relevant counterparties do not consent to such amendments or waivers, or if material conditions are attached to any such consent that make obtaining the amendments or waivers unreasonable, we may be unable to complete our recapitalization plan on the proposed terms and timeframe.
We may need additional financing after completion of our recapitalization plan, which may be unavailable or costly.
     Our actual funding requirements could vary materially from our current estimates. We base our financial projections on assumptions that we believe are reasonable but which contain significant uncertainties that could affect our business, our future performance and our liquidity. Our ability to achieve and sustain operating profitability will depend on many factors, including the price of copper and our ability to pass on cost increases in certain markets, our ability to convert certain customers to foreign sourced products on terms mutually acceptable and profitable to us and our customers, our ability to absorb some of the business from our recently closed Montreal facility into our London, Ontario facility and continued availability of sufficient amounts under our liquidity facilities to support the cyclicality of our business. In addition, our business, our future performance and our liquidity would be affected by general industry and market conditions and growth rates and general economic and political conditions, including the global economy and other future events.
     Consequently, we may have to raise additional funds, which may be costly, to operate our business and provide other needed capital, and we may be unable to do so on favorable terms or at all. If we were unable to raise such needed additional funds or could only do so on unfavorable terms, our operations could be adversely affected and we could have insufficient capital to meet our expenses and operate our business.
If we are unable to renew or replace our current liquidity facilities as they expire or if we are unable to refinance the senior notes as they mature, our financial condition and ability to operate our business will be significantly affected.
     Our $35 million secured revolving credit facility and our $90 million receivables sale facility expire in April 2008. On August 1, 2008, we must repay or refinance $136.8 million in aggregate principal amount of our outstanding 7.375% Senior Notes, and on April 1, 2009, we must repay or refinance $99.4 million in aggregate principal amount of our outstanding 10.5% Senior Notes. Under our recapitalization plan, we plan to make an offer to exchange the outstanding 7.375% Senior Notes before they mature with new senior notes similar to our existing 10.5% Senior Notes, but with less restrictive covenants.
     Additionally, we may enter into discussions with our commercial banks and other institutional lenders regarding the possible refinancing of our liquidity facilities in connection with our recapitalization plan. However, there is no assurance that we will be successful in our proposed exchange offer or in completing any such refinancing prior to the applicable maturity dates.
     While we have been able to access the commercial bank financing markets in the past, due to our significant leverage, our financial condition and the debt incurrence limitation and other restrictions imposed by our indentures and other financing agreements, we may not be able to renew or replace our liquidity facilities upon their expiration on terms at least as favorable as the existing facilities, if at all. Similarly, we may not be able to access the capital markets to refinance our senior notes upon their maturity on acceptable terms, if at all. If we are unable to access the capital and commercial bank credit markets, obtain additional equity capital, sell assets or otherwise restructure our liquidity facilities and senior notes in a timely manner, our financial condition and ability to operate our business will be significantly affected and one possible outcome may be bankruptcy or insolvency.
     In addition, our senior management has spent, and will continue to spend, significant time managing these liquidity and other planning issues, which diverts management’s attention from operational and other business concerns and could negatively affect our results of operations.

If we are not able to meet the conditions in our receivables sale facility and our secured revolving credit facility, the counterparties to these facilities may restrict our access to available amounts thereunder.
     Currently, we view our receivables sale facility and our secured revolving credit facility as sources of liquidity. The agreements governing these liquidity facilities contain various conditions, covenants (including financial covenants) and representations with which we must comply in order to access available amounts under the facilities. There can be no assurances that we will be able to waive or amend the terms of our liquidity facilities, including financial covenants, should we not meet any terms in the agreements. Our ability to comply with these requirements may be affected by events beyond our control. If we are not in compliance with the conditions, covenants and representations required for draw-downs under these facilities, and if we are unable to secure necessary waivers or other amendments from the counterparties, we will not have access to these facilities, which could significantly affect our ability to meet our expenses and operate our business.
     In September 2005, we entered into amendments to our receivables sale facility and secured revolving credit facility to suspend the application of the required minimum consolidated EBITDA covenants until quarterly testing (calculated on a rolling four quarter basis) resumes for the second quarter of 2007. We have reported significant operating and restructuring losses in the third and fourth quarters of 2006, and we anticipate that we may need to negotiate with the relevant counterparties regarding a waiver or amendment of the EBITDA covenant in order to remain in compliance with the covenant once testing resumes. If the respective counterparties do not consent to an appropriate amendment or waiver on a timely basis, we will be unable to access available amounts under these facilities.
If we are unable to comply with the operating and financial covenants contained in the indentures for our outstanding senior notes and in our other liquidity facilities, which impose significant restrictions on our ability to capitalize on business opportunities and take some corporate actions, we could face an acceleration of our debt.
     The indentures governing our outstanding senior notes and the agreements governing our liquidity facilities contain a number of significant operating and financial covenants. These restrictions limit our ability to, among other things:
•	incur other indebtedness;

•	engage in transactions with affiliates;

•	create or incur liens to secure debt;

•	prepay or repurchase indebtedness;

•	make certain restricted payments;

•	enter into certain business combinations and asset sale transactions; and

•	make investments.
     These restrictions significantly limit our ability to undertake future financings, secure additional or alternative liquidity, make needed capital expenditures, dispose of certain assets,

withstand a future downturn in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise. We are currently attempting to obtain consents necessary to amend the 7.375% Senior Note indenture to remove substantially all of the restrictive covenants contained therein, and we intend to conduct an exchange offer to replace the 7.375% Senior Notes with senior notes that have less restrictive covenants.
     In addition, the agreements governing our current liquidity facilities contain certain financial covenants and requirements, including the minimum consolidated EBITDA covenant discussed above, with which we must comply. Changes in economic or business conditions, results of operations or other factors could make us unable to comply with the covenants in effect at that time and cause us to default under any of those agreements. Because our current liquidity facilities and indentures contain cross-default provisions, a default, if not waived by the relevant counterparties, could result in acceleration of our debt and other obligations under multiple agreements.
Significant debt levels may limit our future ability to obtain additional financing and to pursue business opportunities.
     As of December 31, 2006 our total debt was $240.0 million. We are permitted under the agreements governing our liquidity facilities and the indentures governing our outstanding senior notes to incur additional debt under certain limited circumstances.
     There are several important consequences of having significant debt levels, including the following:
•	a substantial portion of any cash generated from operating activities must be used to pay principal and interest and other fees on our debt and related obligations and may not be available for other purposes, thereby reducing the availability of such available cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other purposes may be limited;

•	our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited;

•	adverse economic or industry conditions are more likely to have a negative effect on our business;

•	we may be at a competitive disadvantage to our competitors that have relatively less indebtedness;

•	our ability to make acquisitions, develop new technologies and products and take advantage of significant business opportunities may be negatively affected; and

•	the need to use available cash from operating activities to service and pay our debt and for operating expenses may limit or impair our future ability to pay dividends, if any, on our common stock.

Variable interest rates, or other variable liquidity costs, may increase substantially.
     A substantial portion of the interest, fees and other costs associated with our current liquidity facilities accrue at variable rates. As of March 2, 2007, we had no outstanding borrowings under our secured revolving credit facility and no amounts outstanding under our receivables sale facility. However, any future borrowings under the secured revolving credit facility and any future utilization of our receivables sale facility will accrue interest and other costs at certain market rates that vary over time. At March 2, 2007, our receivables sale unused line fee facility costs were accruing at a rate of 0.5%. As of March 2, 2007, we had $12.7 million of consigned silver in our inventory under our new silver consignment facility. Consignment fees on consigned silver accrue at a rate that is set daily by the counterparty. At March 2, 2007, this rate was 1.5%. If interest rates increase, we may not have the ability to service the interest, fees and other costs of our liquidity facilities. Furthermore, if we were to default in our payments under our liquidity facilities, our rates would increase substantially.
Changes in payment terms applicable to our commercial customers may cause these customers to move their business to competitors who, because of their greater financial resources, may offer more generous payment terms.
     Beginning with shipments on April 24, 2006, we modified the payment terms applicable to most commercial customers to net 15 days. We made this change to proactively address increasing copper prices. We took this measure to help manage liquidity in this unprecedented period of changing metal prices. However, this change may cause certain of these customers to move their business to competitors who may offer more generous payment terms.
     If any of our largest commercial customers, or a significant number of smaller commercial customers, move business to a competitor, demand for our products may fall, or we may be unable to maintain our modified payment terms, and our revenues, results of operations, liquidity and financial condition might suffer as a result.
Our business is dependent upon the availability and price of raw materials, particularly copper. Significant disruptions in the supply of raw materials or continued periods of historically high copper prices will materially adversely affect our operating results.
     Our profitability generally depends upon the gross margins of our products and the overall supply of copper and other raw materials. Average monthly COMEX copper prices in 2006 increased from a low of $2.18 per pound in January to a high of $3.76 per pound in May. After briefly reaching an all time high above $4.00 per pound in May, prices eased into the $3.00 to $3.60 per pound range during the last half of the year. We believe this volatility in copper prices is the result of several factors, including an imbalance between the global supply and demand for copper, exacerbated by Asian demand, and financial speculation in the commodity market. We expect the price to continue to remain at historically high levels.
     We base the selling prices of our products upon the associated raw materials costs to us either at the time of sale of the finished product, the time of purchase of the raw material or as set by our purchases for forward delivery or hedging with futures and options contracts. However, we may not be able to pass all increases in copper costs and ancillary acquisition costs associated with the metal through to our customers.

     Although we are currently able to obtain adequate supplies of copper, it is impossible to predict future availability. Future growth in demand for copper may result in copper shortages and increased prices. Any future increase in the price of copper or the maintenance of the price at historically high rates, if not offset by sufficient product price increases, or the inability to obtain copper or other needed raw materials, would have a material adverse effect on our consolidated financial condition, results of operations and cash flows.
     In addition, certain of our copper products compete with products made of alternative substances, such as polybutylene plastic and aluminum. Any sustained increase in the price of copper could diminish the relative attractiveness of our copper products, particularly our wholesale products and in some commercial residential applications, in cases where an alternative exists and thereby adversely affect our sales volumes and results of operations.
Costs for energy and other natural resources may adversely affect our profitability.
     Changes in prices for natural gas and for other sources of fuel, electricity and gasoline have historically negatively affected the costs associated with our manufacturing operations. Certain of our operations are dependent upon natural gas to produce tubing. We have purchased on a forward basis a portion of our natural gas requirements which will continue to be available over the next two years. Accordingly, as these prices for natural gas are locked in, we will not be able to take advantage of any decrease in spot prices for natural gas. Significant increases for other sources of fuel, electricity, and gasoline would further increase our operating costs and have a material negative effect on our gross profit.
     Although we try to pass along increased costs in the form of price increases to our customers, we may be unsuccessful in doing so for competitive reasons, and even when successful, the timing of such price increases may lag behind our incurrence of higher costs.
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
     In addition, demand in certain of the industries to which we sell our products, including the residential air conditioning industry, and to a lesser extent, the commercial air conditioning industry, is seasonal. Our sales to the residential air conditioning industry are generally greater in the first half of the year and lower in the second half of the year due to our customers’ increase of inventory in anticipation of annual air conditioning sales and housing starts.

We face significant competition in many cases from competitors that have manufacturing and financial resources greater than ours.
     We face significant competition in each of our product lines. We have numerous competitors, some of which are larger than us and have greater financial resources. We may not be able to compete successfully, and the competition may have a negative affect on our business, operating results or financial condition by reducing volume of products sold and/or selling prices and accordingly, reducing revenues and profits and depleting capital. Minimal product differentiation among competitors in our wholesale product line creates a pricing structure where customers differentiate between products almost exclusively on price. In these product areas, certain of our competitors have significantly larger market shares than us and tend to be the industry pricing leaders. If our competitors in these product lines were to significantly reduce prices, our unit sales and profit margins could be reduced. We currently face limited competition for certain of our higher value-added commercial products that have higher profit margins. If our existing competitors expand operations in these product categories or if new competitors enter these product lines, our sales of these higher margin products could fall and our profitability could be reduced or eliminated.
     For certain of our higher value-added commercial products, which have higher profit margins, we compete primarily on the basis of technological advantages of these products. Technological improvements by competitors could reduce our advantage in these product lines and thereby reduce our revenue.
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
     In 2006, 2005 and 2004, our 10 largest customers accounted for approximately 48%, 46% and 44%, respectively, of our consolidated net sales. If we were to lose any of our relationships with these customers, our revenues and results of operations and financial condition might suffer.
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
     The occurrence of material operational problems, including but not limited to the above events, may have an adverse effect on the productivity and profitability of a particular manufacturing facility or to us as a whole.
We may engage in divestitures that could have a negative impact on our operations and financial results and the availability under certain of our current liquidity facilities.
     Although the indentures governing our senior notes and the agreements governing our current liquidity facilities impose certain limitations on our ability to sell assets, we may seek waivers of these restrictions under such indentures and agreements to engage in certain divestitures or we may otherwise engage in certain permitted divestitures that could have a negative impact on our operations and financial results, and could, for example, decrease the assets included in our secured revolving credit facility borrowing base. A future divestiture of one or more of our plants or operations may require a restructuring of operations and could divert management’s attention from other business concerns.
Currency fluctuations may place us at a competitive disadvantage and reduce our revenue.
     Our manufacturing costs, profit margins and competitive position may be affected by the strength of the currencies in countries where our products are manufactured relative to the strength of the currencies in the countries where our products are sold. Although we have closed our Montreal facility, we continue to maintain manufacturing operations in Canada which in the past has supplied numerous U.S. customers. For the fiscal year ended December 31, 2006, our Canadian operations accounted for 21% of consolidated net sales. If the Canadian dollar strengthens materially against the U.S. dollar, our Canadian operations could be subject to increased competition from U.S. suppliers, which could reduce our revenue from operations and affect our results of operations and financial position.
Our international operations expose us to various risks that other companies that are not global may not face.
     We have manufacturing and/or sales operations in Canada, China, The Netherlands, Portugal and Mexico. In 2006, foreign operations represented 28% of our consolidated net sales (including our operations in Montreal, Quebec, which we closed in December 2006). We are subject to the risks inherent in conducting business across national boundaries, any one of which could adversely impact our business. In addition to currency fluctuations, these risks include:
•	economic downturns;

•	changes in or interpretations of local law, governmental policy or regulation, particularly in countries with developing legal systems such as China;

•	restrictions on the transfer of funds into or out of the country;

•	import and export duties and quotas and other trade barriers;

•	domestic and foreign customs and tariffs;

•	varying tax systems;

•	different regimes controlling the protection of our intellectual property;

•	political unrest;

•	military outbreaks;

•	government instability;

•	nationalization of foreign assets; and government protectionism.
     We intend to continue to evaluate opportunities to establish new manufacturing and sales operations outside the U.S. One or more of the foregoing factors could impair our current or future international operations and, as a result, harm our overall business.
We, and some of our major customers, have unionized employees and could be adversely affected by labor disputes.
     Some of our employees and some employees of our major customers are unionized. At December 31, 2006, approximately 10% of our employees were unionized. Our unionized employees are hourly workers located at our Monterrey, Mexico facility, where technical copper and copper alloy tube and fabricated products are manufactured. The collective bargaining agreement with the employees at our Monterrey, Mexico facility expired on January 31, 2007. On February 1, 2007 the collective bargaining agreement was renewed for one year. Further labor disputes by any of our employees, or our customers’ employees, could again have a significant negative effect on our financial results and operations.
If we are unable to attract and retain key personnel, our ability to operate effectively may be impaired.
     Our ability to operate our business and implement strategies depends, in part, on the efforts of our executive officers and other key employees. Our management philosophy of cost-control means that we operate with a limited number of corporate personnel, and our commitment to a less centralized organization also places greater emphasis on the strength of local management. Our future success will depend on, among other factors, our ability to attract and retain qualified personnel. The loss of the services of any of our key employees or the failure to attract or retain other qualified personnel, domestically or abroad, could have a material adverse effect on our business or business prospects.

We could incur significant costs, including remediation costs, as a result of complying with environmental laws.
     Our facilities and operations are subject to extensive environmental laws and regulations imposed by federal, state, provincial and local authorities in the U.S., Canada, China, The Netherlands, Portugal and Mexico relating to the protection of the environment and human health and safety, including those governing emissions to air, discharges to waterways and the generation, handling, storage, transportation, treatment and disposal of, and exposure to, hazardous materials. We could incur substantial costs, including cleanup costs, fines or sanctions, and third-party claims for property damage or personal injury, as a result of violations of or liabilities under environmental laws. We have incurred, and in the future may continue to incur, liability under environmental statutes and regulations with respect to the contamination detected at sites owned or operated by us (including contamination caused by prior owners and operators of such sites, abutters or other persons) and the sites at which we disposed hazardous substances. We have established a reserve with respect to certain presently estimated environmental remediation costs. As of December 31, 2006, this reserve is $11.8 million, of which $11.0 million was established for potential environmental remediation costs associated with the closure of our Montreal, Quebec facility. This reserve may not be adequate to cover the ultimate costs of these liabilities (or ones that may be identified in the future) and the discovery of additional contaminants or the imposition of additional cleanup obligations could result in significant costs. In addition, we expect that future regulations and changes in the text or interpretation of existing regulations may subject us to increasingly stringent standards. Compliance with such requirements may make it necessary, at costs which may be substantial, for us to retrofit existing facilities with additional pollution-control equipment, undertake new measures in connection with the storage, transportation, treatment and disposal of by-products and wastes or take other steps.
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
Current U.S. military action and any future armed conflict or terrorist activities may cause the economic conditions in the U.S. or abroad to deteriorate, which could harm our business.
     Current U.S. military action, future terrorist attacks against U.S. targets, rumors or threats of war, additional conflicts involving the U.S. or its allies or trade disruptions may impact our operations or cause general economic conditions in the U.S. and abroad to deteriorate. A prolonged economic slowdown or recession in the U.S. or in other areas of the world could reduce the demand for our products and, therefore, negatively affect our future sales and profits. Any of these events could have a significant impact on our business, financial condition or results of operations and may result in the volatility of the market price for our common stock and other securities.
We have experienced net losses in recent periods and we may experience net losses in the future.
     We have experienced net losses in the past, including a net loss of approximately $79.2 million in 2006 and approximately $38.6 million in 2005. Competitive price pressure, cyclical demand for our products and an economic downturn in the industries we serve, among other factors, can have a material adverse effect on the prices we receive for our products, unit sales volumes and gross profit. These factors may in turn reduce our Company’s cash flow and operating results in future periods. If we are unable to generate positive cash flow in the future, we may not be able to make payments on our debt obligations.
Our decision to close two of our manufacturing plants will result in certain charges and may cause disruption.
     In December 2006, we closed our manufacturing facilities located in Jackson, Tennessee and Montreal, Quebec and relocated our U.S. wholesale distribution facility to our Decatur, Alabama plant site. We estimate that we will incur a total of approximately $38.5 million in closure expenses. We also recorded a non-cash pre-tax impairment charge of $29.6 million during the third quarter of 2006 to write down the carrying amounts of assets to be sold at fair value. The actual sale price of the plants’ assets that are not redeployed for use at other locations may vary from our estimates and could cause this charge to differ. In addition, we could experience disruption in our operations as part of the transfer of assets that can be redeployed at other locations.

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
     Our common stock may be quoted on the OTC Bulletin Board and Pink Sheets. Prior to January 4, 2007, our common stock was traded on the New York Stock Exchange. During the year ended December 31, 2006, the average daily trading volume of our common stock as reported by Bloomberg L.P. was approximately 61,141 shares. From January 4, 2007 through March 5, the average daily trading volume of our common stock as reported by Bloomberg L.P. was approximately 373,500 shares. It is uncertain whether a more active trading market in our common stock will develop or if we will be re-listed on the New York Stock Exchange or any other securities exchange. Also, many investment banks no longer find it profitable to provide securities research on small-cap and mid-cap companies. Further, many investment banks do not encourage trading on the OTC Bulletin Board. If analysts were to discontinue coverage of our common stock, our trading volume may be further reduced. As a result, relatively small trades may have a significant impact on the market price of our common stock, which could increase the volatility and depress the price of our stock. We cannot assure you that will be able to sell such common stock at a particular time or that the prices that you receive when you sell will be favorable.

Future issuances of our equity securities, or sales of our securities by stockholders in the public market, may cause the price of our common stock to decline or impair our ability to raise capital in the equity markets.
     In the future, we may issue additional shares of our common stock in public or private offerings, perhaps in significant quantities, including pursuant to the proposed rights offering. Also, shares of our common stock are available for future sales pursuant to stock options and/or restricted stock that we have granted to certain employees and directors, and in the future we may grant additional stock options and/or restricted stock to our employees and directors. Our new preferred stock investors currently own 50,000 shares of our Series A Convertible Preferred Stock, which is convertible into common stock, and which we have agreed to register for resale under the relevant securities laws. We may issue significantly more shares to these investors in connection with the recapitalization plan.
     The sale of a substantial amount of shares by these investors, or the sale of substantial amounts of common stock by other stockholders, could significantly affect the market prices for shares of our common stock and ultimately could impair our ability to raise capital through future offerings.
Our new preferred stock investors have the ability to exert significant influence over our affairs and may have interests that differ from those of our other stockholders.
     Our new investors, who hold shares of Series A Convertible Preferred Stock issued in connection with our recapitalization plan, vote with the holders of our common stock on an as-converted basis on all matters. Although the preferred stock investors currently hold shares representing approximately 75% of the total actual voting power of all our voting securities on an as-converted basis, their voting power is limited to 49% of the total voting power while any of our 10.5% Senior Notes remain outstanding. However, during this period the preferred stock investors have a contractual right to designate a majority of our board of directors. With their majority representation on our board of directors and through their voting power, these investors have the ability to exert significant control over our business, policies and affairs, and to substantially influence the outcome of any action requiring stockholder approval, including amendments to our charter or bylaws, mergers or sales of substantially all of our assets, or other extraordinary transactions. The interests of these investors with respect to such matters may differ from the interests of our other stockholders.
Provisions in our charter documents, Delaware law and in other agreements, coupled with the preferred stock investors’ ownership of a significant amount of our voting power, may delay or prevent an acquisition of Wolverine that some stockholders may consider attractive.
     Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors. These provisions include a classified board of directors, removal of directors only for cause, and the inability of stockholders to act by written consent or to call special meetings. Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. Although we believe these provisions provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if the offer may be considered beneficial by some stockholders. In addition, the preferred stock investors’ ownership of a significant amount of our voting power and their majority representation on our board of directors provide them with substantial influence over the transfer of control of Wolverine to any third party. It is possible that these investors may not pursue transactions that some stockholders consider attractive, or may pursue transactions that may not result in a premium upon a change of control.
     In addition, under the indenture governing our 10.5% Senior Notes, in the event a change in control occurs, we may be required to repurchase all of our outstanding 10.5% Senior Notes at 101% of their original aggregate principal amount plus accrued interest. A change in control, without an appropriate waiver or amendment, would also result in an event of default or amortization event under our liquidity facilities.
We will not pay any dividends on our common stock in the foreseeable future.
     We do not anticipate that we will pay any dividends on our common stock in the foreseeable future. We intend to retain any future earnings to fund operations, debt service requirements and other corporate needs, and to fund required dividend payments on our Series A Convertible Preferred Stock. The terms of our Series A Convertible Preferred Stock prohibit us from paying cash dividends on our common stock while such preferred stock is outstanding. In addition, our current liquidity facilities and our 10.5% Senior Note indenture limit our ability to declare and pay dividends on our capital stock.
Item 1B. Unresolved Staff Comments
     We have no unreported written comments from the SEC staff that have been outstanding for more than 180 days at December 31, 2006.
Item 2. Properties
     We have a total of approximately two million square feet of manufacturing capacity at facilities located in the United States, Canada, Mexico, Portugal, and China. Our corporate headquarters is located in Huntsville, Alabama. We maintain various warehouse operations in the United States and Canada, as well as warehouse and office space in Apeldorn, The Netherlands. Listed below are our manufacturing facilities:
Domestic Facilities

		Property			Number of
	Owned/	Size	Plant Size	Year	Employees at
Location	Leased	(acres)	(square feet)	Opened	Dec. 31, 2006	Description
Decatur, AL	Owned	165	620,000	1948	471	Produces many of our copper tube product lines. A significant portion of production is industrial tube as well as wholesale tube products. Decatur also produces smooth feedstock tube for the Ardmore, Carrollton and Altoona facilities. The Decatur facility also houses a portion of our corporate staff.

Shawnee, OK	Owned	51	309,000	1974	484	Produces a majority of our copper tube product lines. A significant portion of production is

		Property			Number of
	Owned/	Size	Plant Size	Year	Employees at
Location	Leased	(acres)	(square feet)	Opened	Dec. 31, 2006	Description
						industrial and technical tube. Shawnee also produces wholesale tube products. It produces feedstock tube for the Ardmore and Carrollton facilities, and fin blanks for Monterrey, Mexico. Shawnee is also capable of supplying tube to Altoona.

Jackson, TN(1)	Leased	35	112,000	1998	16	Produced welded copper enhanced surface industrial tube. Production ceased in November 2006.

Altoona, PA (2)	Owned/ Leased	32	210,000	1956	212	A redraw facility that produces higher value added commercial products, primarily precision drawn and cut tubular products.

Carrollton, TX	Owned	9	165,000	1999	255	Designs, manufactures and provides outsource project management of tubular fabricated products and assemblies using various materials including copper, copper alloy, aluminum, steel and outsourced components. Fabrication capabilities range from a single operation to complex brazed assemblies.

Booneville, MS	Owned	30	152,000	1989	29	This facility, partially closed in December 2003, produces feedstock for our Carrollton, TX facility, redraw base tube for our Altoona, PA and Decatur, AL facilities and some customer redraw base tube.

Warwick, RI	Owned	3	70,000	1978	141	Produces brazing filler metals, fluxes and other specialty alloys.

Ardmore, TN	Owned	28	65,000	1974	77	A redraw facility that produces higher margin commercial products such as capillary tube and specialty fabricated components, as well as aluminum tubing.

(1)	We sold the Jackson, Tennessee facility in December 2005, but continued production in the facility under a lease arrangement until November 2006. The lease expires on April 1, 2007 but may continue on a month-to-month basis.

(2)	Leased a portion of the facility from an industrial development agency at a cost of $3,500 annually in perpetuity.

International Facilities

					Number of
	Owned/	Property	Plant Size	Year	Employees at
Location	Leased	Size (acres)	(square feet)	Opened	Dec. 31, 2006	Description
Montreal, Quebec	Owned	25	424,000	1942	5	Produces wholesale tube products, copper and copper alloy tube and copper and copper alloy rod and bar and extruded shapes. Production ceased in November 2006.

London, Ontario	Owned	45	195,000	1958	255	Produces wholesale tube products and industrial tube. London also houses corporate offices for Wolverine Tube (Canada) Inc.

Shanghai, China	Leased	3	61,300	1998	231	Produces technical copper and copper alloy tube from feedstock supplied by local copper tube manufacturers and also produces brazed assemblies.

Esposende, Portugal	Owned	3	33,000	2001	69	Produces technical copper and copper alloy tube from feedstock supplied by European copper and copper alloy tube manufacturers and brazed assemblies.

Monterrey, Mexico	Leased	8	130,000	2004	263	Produces fabricated components and brazed assemblies from feedstock supplied by the Shawnee, OK and Decatur, AL facilities. Began producing technical copper and copper alloy tube from feedstock supplied by the Shawnee, OK and Montreal, Quebec facilities in 2005.
     We lease a 45,000 square foot warehouse in London, Ontario to service the wholesale products market in Canada employing one employee. We also lease a facility in Apeldorn, The Netherlands, comprised of a 20,000 square foot warehouse and 4,000 square feet of office space. There were 7 employees at the Apeldorn facility at December 31, 2006.
     We believe that our facilities are adequate for our current and reasonably anticipated future needs.

Item 3. Legal Proceedings
     Our facilities and operations are subject to extensive environmental laws and regulations, and we are currently involved in various proceedings relating to environmental matters as described under Note 15, Environmental Remediation, of the Notes to Consolidated Financial Statements and incorporated herein by reference. We are not involved in any other legal proceedings that we believe could have a material adverse effect upon our business, operating results or financial condition.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter of 2006.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     During 2006 our common stock was traded on the New York Stock Exchange under the symbol “WLV.” On December 26, 2006, we were advised by the New York Stock Exchange, Inc. (NYSE) that our common stock would be suspended from trading on the NYSE prior to the opening on January 3, 2007, and the suspension actually took effect on January 4, 2007. The NYSE advised us that its decision to suspend trading and initiate delisting procedures was a result of our Company not meeting the NYSE’s continued listing standard regarding average global market capitalization over a consecutive 30 trading-day period of at least $25 million, which is a minimum threshold under Section 802.01B of the NYSE Listed Company Manual for continued listing.
     Our common stock may be quoted on the OTC Bulletin Board and Pink Sheets. On March 7, 2007, the NYSE filed a Form 25 to remove our common stock from listing and registration on the NYSE effective March 19, 2007. Our new ticker symbol is “WLVT.” Stock trading is currently being provided through Pink Sheets LLC, the leading provider of pricing and financial information for the over-the-counter (OTC) securities markets.
     As of March 9, 2007, there were 15,089,934 shares of common stock outstanding, held by 241 stockholders of record.
     The following table sets forth, for the periods indicated, the range of high and low reported sale prices for our common stock on the New York Stock Exchange:

	2006		2005
Period	High	Low	High	Low

First Quarter	$6.85	$3.28	$13.34	$8.44
Second Quarter	4.18	2.51	8.85	5.31
Third Quarter	5.59	2.73	8.55	5.35
Fourth Quarter	3.16	1.02	7.75	4.38

     We did not declare or pay cash dividends on our common stock during the years ended December 31, 2006, 2005 or 2004. We do not currently plan to pay cash dividends on our common stock. In the foreseeable future, any future determination to pay cash dividends will depend on our results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors. We intend to retain earnings to support the growth of our business. The agreement governing our secured revolving credit facility generally prohibits the payment of cash dividends on our common stock. In addition, the terms of our Series A Convertible Preferred Stock prohibit us from paying cash dividends on our common stock while such preferred stock is outstanding. The indenture governing our 10.5% Senior Notes limits our ability to pay cash dividends on the common stock unless certain financial and other tests are met.
     For many years, we have maintained a 401(k) plan through which employees may invest in our common stock and other investment choices. We have a registration statement on Form S-8 in effect that registered 50,000 shares of our common stock for this 401(k) plan. Current investments in our common stock exceed the 50,000 shares registered. Effective May 1, 2006, participants in the 401(k) plan may not make any new or additional investments in our common stock, but continue to have other investment options. Because certain participants in the 401(k) plan purchased unregistered shares of our common stock, they may have the right to rescind their purchases or recover damages if they no longer own the shares, subject to the applicable one year statute of limitations under securities laws. Due to the limited number of participants holding the shares and the small number of unregistered shares sold, we do not believe that any potential liability would be material.
Item 6. Selected Financial Data
     The historical consolidated financial data presented below should be read in conjunction with the information set forth under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements.
     The balance sheet data presented below as of December 31, 2006 and 2005 and the statement of operations data presented below for each of the years in the three-year period ended December 31, 2006, are derived from our audited Consolidated Financial Statements. The other balance sheet and statement of operations data presented below are derived from our previously audited Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002, which are not presented herein.

	Year Ended December 31,
Statement of Operations Data:	2006	2005	2004	2003	2002

(In thousands, except per share amounts)
Net sales (a)	$1,403,042	$873,505	$797,875	$596,324	$550,523
Cost of goods sold (a)	1,348,508	851,862	734,194	555,498	492,082

Gross profit	54,534	21,643	63,681	40,826	58,441
Selling, general and administrative expenses (b)	31,173	37,074	37,259	32,103	30,616
Restructuring and other charges (c)	65,036	1,416	2,536	15,057	—

Operating income/(loss) from continuing operations	(41,675)	(16,847)	23,886	(6,334)	27,825
Other expense/(income):
Interest expense, net	25,570	20,727	20,860	21,218	19,681
Loss/(gain) on extinguishment of debt	—	—	3,009	—	(1,349)
Amortization and other, net (d)	2,595	2,802	1,261	1,856	1,008
Goodwill impairment	—	—	—	23,153	—

Income/(loss) from continuing operations before income taxes	(69,840)	(40,376)	(1,244)	(52,561)	8,485
Income tax provision/(benefit) (e)	9,384	(1,760)	(1,888)	(13,577)	1,315

Income/(loss) from continuing operations (f)	(79,224)	(38,616)	644	(38,984)	7,170
Income/(loss) from discontinued operations, net of tax (g)	—	—	(262)	(1,637)	(1,610)

Net income/(loss) (h)	$(79,224)	$(38,616)	$382	$(40,621)	$5,560

Income/(loss) per common share-basic:
Continuing operations	$(5.26)	$(2.57)	$0.05	$(3.18)	$0.58
Discontinued operations, net of tax	—	—	(0.02)	(0.13)	(0.13)

Net income/(loss) per share	$(5.26)	$(2.57)	$0.03	$(3.31)	$0.45

Basic weighted average common shares	15,071	15,022	13,650	12,275	12,231

Income/(loss) per common share-diluted:
Continuing operations	$(5.26)	$(2.57)	$0.05	$(3.18)	$0.58
Discontinued operations, net of tax	—	—	(0.02)	(0.13)	(0.13)

Net income/(loss) per share	$(5.26)	$(2.57)	$0.03	$(3.31)	$0.45

Diluted weighted average common and common equivalent shares	15,071	15,022	13,992	12,275	12,362

	Year Ended December 31,
Other Data:	2006	2005	2004	2003	2002

(In thousands, except per pound amounts)
Pounds shipped	343,551	320,568	339,417	327,354	310,240
Depreciation and amortization	$16,977	$17,049	$17,407	$19,009	$18,416
Capital expenditures	5,798	10,009	11,302	5,969	7,747
Average monthly COMEX price of copper per pound (a), (i)	3.09	1.68	1.29	0.81	0.72

	December 31,
Balance Sheet Data:	2006	2005	2004	2003	2002

(In thousands)
Total assets	$455,330	$568,765	$587,458	$553,258	$550,720
Total long-term debt	238,362	234,920	237,022	254,284	255,712
Stockholders’ equity	89,176	163,302	209,502	179,351	200,635

(a)	2006 copper prices reached historical high levels. The 84% increase in the 2006 average monthly COMEX over 2005 accounted for $483 million, or 53% and 97%, of the year over year increase in net sales and cost of goods sold, respectively.

(b)	In 2005, our Company recorded charges to selling, general and administrative expenses totaling $3.6 million related to the termination of our Supplemental Executive Retirement Plan, the freezing of our U.S. defined benefit and restoration benefit pension plans, and accelerated restricted stock vesting. In addition, salaries were down $1.7 million in 2006 from 2005 as a result of restructuring and headcount reductions.

(c)	In 2006, 2005, 2004 and 2003, restructuring and other charges of $65.0 million ($51.4 after tax), $1.4 million ($0.9 million after tax), $2.5 million ($1.7 million after tax) and $15.1 million ($9.9 million after tax), respectively were incurred (see Note 23, Restructuring and Other Charges, of the Notes to Consolidated Financial Statements). Restructuring charges in 2006 related to the closing of the Montreal and Jackson facilities.

(d)	In December 2005, we entered into a sales arrangement for our Jackson, Tennessee facility. Included in the 2005 results is a $1.9 million loss associated with the write-down and sale of the property.

(e)	In 2006 and 2005, we established valuation allowances related to our tax assets in the amount of $35.8 million and $12.6 million respectively.

(f)	Income/(loss) from continuing operations for 2006, was negatively impacted by $51.4 million and $12.6 million, respectively, (after tax) in restructuring and other charges.

(g)	The operating results of Wolverine Ratcliffs, Inc. include losses of $0.3 million, $1.6 million and $1.6 million (in each case net of tax) for the years ended 2004, 2003 and 2002, respectively, and was classified as discontinued operations.

(h)	Net income/(loss) in 2004, 2003, and 2002 included losses associated with Wolverine Ratcliffs, which was classified as discontinued operations.

(i)	Source: Metals Week.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide readers of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in eleven sections:
•	Business Overview

•	Recapitalization Plan

•	Strategic Initiatives

•	Results of Continuing Operations

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Contractual Obligations and Commercial Commitments

•	Financing Arrangements

•	Market Risks

•	Environmental Matters

•	Critical Accounting Policies
     Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes beginning on page 72.
Business Overview
     Wolverine Tube, Inc. is a world-class quality manufacturer of copper and copper alloy tube, fabricated products, and metal joining products. We currently operate our 11 facilities in the United States, Mexico, Canada, China and Portugal. We also have a distribution operation in The Netherlands. Our focus is on custom-engineered, higher value-added tubular products, including fabricated copper components and metal joining products, which enhance performance and energy efficiency in many applications, including: commercial and residential heating, ventilation and air conditioning, refrigeration, home appliances, industrial equipment, power generation, petrochemicals and chemical processing.
     Effective January 23, 2006, the U.S. government mandated an increase in the Seasonal Energy Efficiency Ratio (SEER). This new minimum standard is 13 SEER, which is a 30% improvement in energy efficiency from the previous minimum standard rating of 10 SEER. The new standard increased demand for our industrial tube, fabricated product and metal joining product businesses in 2006.

     Our wholesale products segment was negatively affected by the continued high and erratic price of copper. Shipments increased in the second quarter of 2006 as compared with 2005, reflecting the increased global customer demand caused by shortages in worldwide supply. Pricing of our wholesale products during the year, but most especially in the second quarter, benefited from the supply and demand imbalance.
     Restructuring expenses in 2006 were $57.6 million related to the closing of our Jackson, Tennessee and Montreal, Quebec manufacturing facilities and the relocation of our Tanner, Alabama warehouse into the Decatur, Alabama plant. This restructuring was necessary to eliminate underperforming and unprofitable businesses. We also incurred financial and legal advisory fees of $7.4 million related to the restructuring of our balance sheet.
     We have a significant amount of net operating loss carryforwards associated with our North American operations. These net operating loss carryforwards expire at various times beginning in 2007 through 2026. During 2006, we increased the valuation allowance for U.S. and foreign deferred tax assets from $20.0 million to $56.3 million because it was determined that it was more likely than not that some of these deferred tax assets, including those related to U.S. and foreign net operating loss carryforwards, would not be realized.
Recapitalization Plan
     On February 1, 2007 we announced entry into a recapitalization plan to strengthen our balance sheet, reduce financing costs and enhance our overall capital structure. An investor group comprised of Plainfield Special Situations Master Fund Limited, a fund managed by Plainfield Asset Management LLC (Plainfield), and The Alpine Group, Inc. (Alpine) agreed to ultimately invest up to $75 million in our Company through purchasing new convertible preferred equity and providing a standby commitment to a common stock rights offering, which will be available to all of our common stockholders. This recapitalization plan will provide a minimum of $75 million and could reach as much as approximately $135 million of equity proceeds. We also announced that we will initiate an exchange offer to exchange and modify the terms of our existing debt.
     Under the terms of the definitive investment agreement among the parties (the “Agreement”), Plainfield and Alpine invested $50 million in cash in our Company on February 16, 2007 in exchange for 50,000 newly issued shares of Series A Convertible Preferred Stock. The Series A Preferred Stock has an annual dividend rate of 8.0%, payable quarterly. Each share of Series A Preferred Stock will be convertible, at the option of the holders, into a number of shares of our common stock equal to $1,000 divided by the conversion price, which will initially be $1.10 per share, subject to customary anti-dilution adjustments (the “Conversion Price”). We may defer payment of the dividend in certain circumstances. Any deferred dividend will accrue at a rate of 10% per annum if the dividend payment date is prior to January 31, 2012 and at a rate of 12% if the payment date is on or after January 31, 2012. The Series A Preferred Stock will vote with the common stock on an as-converted basis on all matters. However, while our 10.5% Senior Notes remain outstanding, the holders of the Series A Preferred Stock will not be entitled to vote common stock or preferred stock in excess of 49% of the voting power of the total voting securities of our Company. The Series A Preferred Stock is mandatorily redeemable at par plus any accrued and unpaid dividends on January 31, 2017 and upon the occurrence of certain change of control transactions. Our Company may redeem all, but not less than all, of the Series

A Preferred Stock at our option, at par plus accrued and unpaid dividends, after January 31, 2014, if certain conditions have been satisfied.
     We also plan to raise up to an additional $51.1 million through an equity rights offering to our common stockholders at the Offer Price. Pursuant to the rights offering, our existing stockholders will receive, pro rata in proportion to the number of shares of common stock owned by them, rights to purchase, in the aggregate, up to $51.1 million of common stock to be issued at a price per share equal to the Conversion Price of the new Series A Preferred Stock. Plainfield and Alpine will provide a standby commitment of up to $25 million in cash for the rights offering by agreeing to purchase additional shares of Series A Preferred Stock to the extent that proceeds from the rights offering are less than $25 million. If the participation of our stockholders in the rights offering would cause Plainfield and Alpine to own less than 55% of our Company on a fully diluted, as-converted basis, Plainfield and Alpine have an option to purchase additional shares of Series A Preferred Stock at the Offer Price to bring their collective ownership to 55% on a fully diluted, as-converted basis. Stockholder approval of a charter amendment to increase the number of authorized shares of common stock is necessary in order to conduct the rights offering, and the additional investment by Plainfield and Alpine is dependent on the consummation of the rights offering.
     We have agreed to file a shelf registration statement registering the resale of the Series A Preferred Stock and the common stock into which the Series A Preferred Stock is convertible and to grant one “demand” registration right and unlimited “piggyback” registration rights to the holders of such shares.
     Additionally, the Agreement provides that we will conduct an exchange offer with respect to our 7.375% Senior Notes. In this exchange offer, we will offer to issue $1,000 principal amount of senior notes similar to our existing 10.5% Senior Notes, but with less restrictive covenants, in exchange for each $1,000 principal amount of our 7.375% Senior Notes validly tendered. Plainfield and Alpine have agreed to cause to be tendered at least $25 million of 7.375% Senior Notes into the exchange offer. We will also seek consents to amend the Indenture under which the 7.375% Senior Notes were issued to remove substantially all of the restrictive covenants contained therein.
     The net proceeds from the initial $50 million sale of Series A Preferred Stock to Plainfield and Alpine have been used to repay amounts under our liquidity facilities and for working capital. Additional proceeds will be utilized for general corporate purposes, including debt repayment, capital expenditures, and working capital.
     Following the closing of the initial $50 million sale of Series A Preferred Stock, our Board of Directors was reconstituted to consist of seven directors: three continuing directors, John L. Duncan, David M. Gilchrist, Jr. and William C. Griffiths; and four new directors designated by Plainfield and Alpine, Steven S. Elbaum, Alan Kestenbaum, K. Mitchell Posner and Brett Young. Johann R. Manning, Jr. resigned from his position as Chief Executive Officer effective February 16, 2007, and Harold M. Karp, Senior Vice President of Alpine, became President and Chief Operating Officer of the Company on that date. In addition, Mr. Elbaum, Chairman and Chief Executive Officer of Alpine, became Chairman of our Company on February 16, 2007. We have also entered into a two-year Management Agreement with Alpine under which Alpine will provide us with certain services in exchange for a $1.25 million annual fee and reimbursement of expenses.
     In connection with the proposed rights offering, exchange offer and resale transactions described in this section, Wolverine will file with the SEC one or more registration statements, and/or amendments thereto, each of which will include a prospectus related to the applicable transaction. The discussion in this section does not constitute an offer of any securities for sale; no securities may be sold nor may offers to buy be accepted prior to the time the relevant registration statement (containing the applicable prospectus) becomes effective. Investors and security holders are urged to read the relevant prospectus regarding the applicable proposed transaction when it becomes available because it will contain important information. You may obtain a free copy of the relevant registration statement and prospectus (when available) and other related documents filed by Wolverine with the SEC at the SEC’s website at www.sec.gov. The relevant registration statement and prospectus (when it is available) and the other documents may also be obtained for free by accessing Wolverine’s website at www.wlv.com under the “Investor Relations” link and then under the heading “SEC Filings.”
     In addition, on November 1, 2006, we announced that, in connection with our discussions with representatives of our senior noteholders and other groups as to the most appropriate transaction, if any, to reduce debt and maintain value for our shareholders in light of upcoming maturities of our liquidity facilities and senior notes and our other liquidity needs, we had filed a registration statement with the SEC for an exchange offer and consent solicitation to exchange newly issued equity and a new issue of secured notes for our outstanding senior notes. This registration statement also included solicitation for a prepackaged plan of reorganization of Wolverine and certain of its subsidiaries under chapter 11 of the Bankruptcy Code. In view of the above-described recapitalization plan that we subsequently implemented and the transactions that we have entered into with Alpine and Plainfield in connection with this recapitalization plan, we are no longer pursuing the exchange offer and consent solicitation or the prepackaged plan of reorganization that were described in the November registration statement.
Strategic Initiatives
     Our vision is to be the leading innovator and global partner for our markets and customers by providing unequaled value in all of our products and services. Our business strategy, called “Path to Profitability,” includes eight business initiatives (discussed below) designed to satisfy our customers’ needs while maximizing overall profitability.
Customers First
     Our customers are at the core of all of our business strategies. We are committed to providing them with significant competitive advantages. We have maintained long-term relationships with many of our customers and we have a diverse customer base. We understand our customers’ business and support their success with a broad product line, global presence, new technology, and quality products designed with their applications in mind. Customer focus has been, and will continue to be, a growth driver for us.

Path to Profitability
     In 2006 we implemented the following eight key strategies to improve our profitability:
•	First, we increased our liquidity and cash flow by significantly improving our inventory turns from 9 to 11 by reducing inventory on hand and decreasing our receivables days sales outstanding by 10 days by reducing payment terms.

•	Second, with the assistance of outside consultants we began to analyze our business operations and developed strategies for pricing, cost reductions, increased productivity, and improved flexibility in our operations.

•	Third, we addressed the globalization of our business and rationalized our existing manufacturing facilities by closing two underperforming manufacturing facilities.

•	Fourth, we focused on increasing productivity and output through lean manufacturing initiatives.

•	Fifth, we embarked on a plan to restructure our balance sheet which resulted in the recapitalization plan previously described.

•	Sixth, we continued to capitalize on our customers’ outsourcing initiatives by providing expanded services and products.

•	Seventh, we stepped up quality and yield initiatives with our Six Sigma initiatives.

•	And finally, we expanded our value added strategic sourcing opportunities by extending our value added strategic sourcing contract with our supplier in China.
Profitably Grow Our Company
     Increasing profitability and cash flow remains our primary focus for 2007. We have set several priorities for fiscal 2007 that support our transformation including:
•	Finalizing our recapitalization.

•	Continuing to grow through customers’ outsourcing and value added strategic sourcing opportunities.

•	Further building our capabilities in lean manufacturing, quality and yield.

•	Driving productivity improvements.

•	Providing complete solutions to customers through our research and product development.

•	Pursuing international growth opportunities by leveraging our investments and business alliances in Mexico, China, and other foreign locations.

Results of Continuing Operations
Executive Summary
•	Net sales for 2006 were $1.4 billion. This 60.6% increase over 2005 reflected the price of copper that was driven to record high levels during 2006.

•	We increased the number of pounds of product shipped to approximately 344 million pounds, a 7.2% increase in 2006 over the previous year.

•	Our gross profit in 2006 was 3.9% of net sales as compared with 2.5% in 2005. This was largely driven by the market conditions in the second quarter of 2006 which improved selling prices for commodity products.

•	Our selling, general and administrative expenses for 2006 decreased by 15.9% from 2005.

•	At the end of 2006, we closed two underperforming manufacturing facilities, while moving the production to other existing facilities and stepping away from unprofitable product offerings.

•	Net interest expense was $25.6 million as compared to $20.7 million in 2005 as a result of the increased usage of our liquidity facilities over 2005 to fund working capital due to higher copper prices and other related working capital requirements during the year.

•	The net loss for 2006 of $79.2 million reflects the impact of recording estimated restructuring costs of $57.6 million before taxes for plant closures and other charges of approximately $7.4 million for professional consulting fees related to our business restructuring initiatives.

•	During 2006, we invested $5.8 million in capital improvements, a reduction from the $10.0 million invested in 2005.
Year-Ended December 31, 2006, Compared with Year-Ended December 31, 2005
     The following table presents a comparison of total pounds shipped by business segment for the past two years:

Total Pounds Shipped	For the Year Ended December 31,
(In thousands, except for			Increase	% Increase
percentages)	2006	2005	(Decrease)	(Decrease)

Commercial products	247,437	213,962	33,475	15.6%

Wholesale products	79,114	88,455	(9,340)	(10.6)%

Rod, bar and other products	17,000	18,151	(1,151)	(6.3)%

Total	343,551	320,568	22,984	7.2%

     The increase in pounds shipped in the commercial products segment was due primarily to demand in industrial tube reflecting the transition to production of 13 SEER air conditioning units and increases in our value added strategic sourcing program. Annual shipments of wholesale products were negatively affected by the continued high and erratic price of copper. Wholesale shipments increased in the second quarter of 2006 as compared with 2005, reflecting the increased global customer demand caused by shortages in worldwide supply. With the exception of the second quarter, wholesale shipments in all other quarters in 2006 were less than the same periods in 2005. Pounds shipped in the rod, bar and other products segment decreased due to competitive forces, lower demand and the closing of our Montreal facility.
     The following table presents a comparison of net sales by business segments:

Net Sales	For the Year Ended December 31,
(In thousands, except for				%
percentages)	2006	2005	Increase	Increase

Commercial products	$1,009,343	$619,159	$390,184	63.0%

Wholesale products	310,993	195,325	115,667	59.2%

Rod, bar and other products	82,706	59,021	23,685	40.1%

Total	$1,403,042	$873,505	$529,537	60.6%

     Overall, the increase in net sales was the result of the rise in the average COMEX price of copper increasing to $3.09 per pound in 2006 from $1.68 per pound in 2005. Average annual unit fabrication revenues (net sales less the cost of metal) increased $0.10 per pound to $1.13 per pound in 2006, versus $1.03 per pound in 2005, primarily reflecting price increases in our wholesale products segment during the second and third quarters and the impact of our Chinese value added strategic sourcing program.
     Commercial product sales increased to $4.08 per pound in 2006 versus $2.89 per pound in 2005, a 41.2% increase. The improvement is due to the sharp rise in copper prices year over year. Wholesale product sales increased to $3.93 per pound in 2006 versus $2.21 in 2005, a 77.8% increase. This increase reflects the rising COMEX price of copper and the impact of higher selling prices due to favorable market conditions primarily in the second and third quarters. Net sales for rod, bar and other products increased to $3.36 per pound as compared with $2.18 per pound, also reflecting the increase in copper prices.

     The following table presents a comparison of gross profit by business segment:

Gross Profit	For the Year Ended December 31,			%
(In thousands, except for			Increase	Increase
percentages)	2006	2005	(Decrease)	(Decrease)

Commercial products	$30,912	$19,422	$11,491	59.2%

Wholesale products	22,656	650	22,006	N/M

Rod, bar and other products	966	1,571	(605)	(38.5)%

Total	$54,534	$21,643	$32,891	152.0%

NM – Not meaningful
     The increase in gross profit for our commercial products is attributable to increased volume, a richer mix of products sold, and a $0.03 reduction in the cost of manufacturing per pound on products produced internally. The increase in gross profit for our wholesale products was largely due to increases in pricing in the second and third quarters of 2006, offset in part by a slight increase in the cost of manufacturing per pound mostly due to lower volume. Rod, bar and other products gross profit declined primarily due to poor manufacturing performance in Montreal leading to the closure thereof in December 2006. This decline in rod and bar profitability was partly offset by improved performance in our Apeldorn trading company.
     Our selling, general & administrative (SG&A) expenses decreased to $31.1 million in 2006 as compared with $37.0 million in 2005. The decrease was primarily due to reductions in compensation expenses from our salary restructuring program initiated in the fourth quarter of 2005 totaling $1.7 million and post retirement related expense savings in the amount of $2.2 million resulting from the freezing and termination of certain retirement programs initiated and recorded in 2005. We recorded a non-recurring curtailment charge of $3.6 million associated with the freezing and termination of those plans in 2005. Professional fees, primarily audit fees, were reduced by $0.6 million by bringing in house the majority of our internal audit program and from reduced compliance expenses of the Sarbanes-Oxley Act of 2002, Section 404 compliance. Depreciation was also reduced by $0.3 million. These savings were partly offset by increased performance-based bonus compensation accruals in the amount of $2.5 million recorded in 2006 over the amount accrued in 2005.
     Restructuring expenses in 2006 were $57.6 million and were related to the closing of our Jackson, Tennessee and Montreal, Quebec manufacturing facilities and the relocation of our Tanner, Alabama warehouse into the Decatur, Alabama plant (see Note 23, Restructuring and Other Charges, of the Notes to Consolidated Financial Statements). We also incurred financial and legal advisory fees of $7.4 million related to the restructuring of our balance sheet. The restructuring expenses of $1.4 million in 2005 were for severance and benefit charges related to a reduction in workforce at our corporate headquarters and for the elimination of certain support functions in our U.S. manufacturing operations, expenses and a valuation write-down associated with the sale of our corporate aircraft, and credits associated with the Booneville, Mississippi facility closure.
     The loss from operations was $79.2 million for 2006 as compared with a loss from operations of $38.6 million for 2005.
     Net interest expense increased approximately $4.8 million to $25.6 million in 2006 from $20.7 million in 2005 as a result of greater utilization of our liquidity facilities in 2006 versus 2005. Significant increases in copper prices placed an unprecedented demand on our working capital. Higher interest rates on our liquidity facilities and interest rate swap also contributed to higher interest expense. We terminated our swap agreement on August 25, 2006 and incurred a swap termination fee that is being amortized over the remaining life of the applicable bond issue.
     A net tax expense of $9.4 million was recorded in 2006 as compared with a net tax benefit of $1.8 million in 2005. The effective tax expense rate in 2006 was 13.4% as compared with an effective tax benefit rate of 4.4% in 2005. The 2006 and 2005 tax benefits were reduced by non-cash charges of $35.8 million and $12.6 million, respectively, which were recorded to establish valuation allowances for our U.S. and Canadian deferred tax assets.
     The net loss in 2006 was $79.2 million, or $5.26 per basic share, compared with a net loss of $38.6 million, or $2.57 per basic share in 2005.
Year-Ended December 31, 2005, Compared with Year-Ended December 31, 2004
     The following table presents a comparison of total pounds shipped by business segment:

Total Pounds Shipped	For the Year Ended December 31,
(In thousands, except for				%
percentages)	2005	2004	(Decrease)	(Decrease)

Commercial products	213,962	225,996	(12,034)	(5.3)%

Wholesale products	88,455	89,078	(623)	(0.7)%

Rod, bar and other products	18,151	24,343	(6,192)	(25.4)%

Total	320,568	339,417	(18,849)	(5.5)%

     The decrease in pounds shipped in the commercial products segment was due primarily to demand weakness in industrial tube reflecting the continued uncertainty by customers surrounding the transition to production of 13 SEER air conditioning units. Shipments of wholesale products throughout the first half of 2005 were negatively affected by the continued high and erratic price of copper.
     Shipments began to increase late in the third quarter reflecting the increased customer demand caused by rebuilding in the aftermath of several major hurricanes. Pounds shipped in the rod, bar and other products segment decreased due to the organized work slowdown by unionized employees and strikes at our Montreal, Quebec facility during 2005.

     The following table presents a comparison of net sales by business segment:

Net Sales	For the Year Ended December 31,
(In thousands, except for			Increase	% Increase
percentages)	2005	2004	(Decrease)	(Decrease)

Commercial products	$619,159	$570,666	$48,493	8.5%

Wholesale products	195,325	165,215	30,110	18.2%

Rod, bar and other products	59,021	61,994	(2,973)	(4.8)%

Total	$873,505	$797,875	$75,630	9.5%

     Overall, the increase in net sales was the result of the rise in the average COMEX price of copper increasing to $1.68 per pound in 2005 from $1.29 per pound in 2004. Average unit fabrication revenues (sales less cost of metal) decreased two cents per pound to $1.03 per pound in 2005, versus $1.05 per pound in 2004, primarily reflecting price erosion in our wholesale products segment and the impact of our Chinese value added strategic sourcing program implemented in 2005.
     Commercial product sales increased $0.36 per pound, to $2.89 per pound in 2005 versus $2.53 per pound in 2004, a 14.2% increase. The majority of the improvement is due to the sharp rise in copper prices year over year partly offset by lower volumes. Fabrication revenue per pound for the commercial product segment decreased 1% in 2005 to $1.24 per pound from $1.25 per pound in 2004. Wholesale product sales increased $0.35 per pound to $2.21 per pound in 2005 versus $1.86 in 2004, an 18.8% increase. This increase reflects the rising COMEX price of copper on flat volume, partly offset by lower fabrication revenue. Fabrication revenue per pound for the wholesale products segment decreased 8.6% in 2005 to $0.53 per pound, from $0.58 per pound in 2004. Rod, bar and other product sales decreased to $59.0 million, or 4.8% from 2004, primarily reflecting reduced volumes related to our Montreal labor issues, offset by the increase in copper prices. On a per unit basis, net sales for rod and bar products increased 23.2% in 2005 over 2004 to $2.18 per pound, reflecting the increase in copper prices. Fabrication revenue increased to $0.96 per pound in 2005 from $0.87 per pound in 2004, a 10.3% increase principally due to price increases from the exit of a competitor in this product segment.

     The following table presents a comparison of gross profit by business segment for past two years

Gross Profit
(In thousands, except for	For the Year Ended December 31,
percentages)	2005	2004	(Decrease)	% (Decrease)

Commercial products	$19,422	$52,918	$(33,496)	(63.3)%

Wholesale products	650	5,924	(5,274)	(89.0)%

Rod, bar and other products	1,571	4,839	(3,268)	(67.5)%

Total	$21,643	$63,681	$(42,038)	(66.0)%

     The decrease in gross profit is mainly attributable to reduced production volumes resulting in the under-absorption of fixed costs during 2005 given the fixed cost nature of our business. In addition, gross margins were impacted by $9.1 million in pre-tax hedge and metal valuation expenses (including backwardation losses and increased premiums over COMEX) versus $2.3 million in 2004. Significant increases in energy costs, including natural gas, also had a negative effect on gross profit, combined with weak pricing in the wholesale product segment. The strike at our Montreal, Quebec facility, along with the impact of the pre- and post-strike effects, and the year-over-year translation impact of the Canadian dollar versus the U.S. dollar also negatively affected gross profit in 2005. For 2005, the percentage of sales made by our Canadian facilities denominated in U.S. dollars was approximately 48% versus 51% in 2004.
     Selling, general and administrative (SG&A) expenses were $37.1 million for 2005 versus $37.3 million for 2004, a decrease of $0.2 million, or 0.5%. The decrease in SG&A expense for 2005 as compared with 2004 is mostly the result of a decrease in compensation expense related to reduced incentive accruals in 2005 and benefits achieved from reductions related to the September 2005 workforce reduction. These gains were mostly offset by increased pension curtailment expenses and accelerated vesting of certain restricted shares of $3.6 million.
     Restructuring expenses in 2005 were $1.4 million, as compared with $2.5 million in 2004. The restructuring expenses incurred in 2005 were for severance and benefit charges related to a reduction in workforce at our Company’s corporate headquarters’ and for the elimination of certain support functions in its U.S. manufacturing operations, expenses and a valuation write-down associated with the sale of our corporate aircraft, and credits associated with the Booneville, Mississippi facility closure.
     The operating loss from continuing operations was $16.8 million for the year ended December 31, 2005, as compared with an operating income from continuing operations of $23.9 million for the year ended December 31, 2004.
     Net interest expense decreased $0.2 million to $20.7 million in 2005 from $20.9 million in 2004 as a result of interest expense reductions from the repurchase of $18.6 million of our

10.5% Senior Notes in the second and third quarters of 2004 and increased interest income. This was offset in 2005 by increased interest expense and fees due to a greater utilization of our liquidity facilities in 2005 versus 2004, along with the impact of higher interest rates on our liquidity facilities and interest rate swap.
     In 2004, our Company incurred charges of $3.0 million ($2.0 million net of tax), associated with a loss on the extinguishment of debt, related to the repurchase of $18.6 million of our 10.5% Senior Notes. Amortization and other, net was $2.8 million of expense in 2005, as compared with $1.3 million of expense in 2004 primarily due to the loss in the 4th quarter of 2005 on the sale of the Jackson, Tennessee facility. Amortization and other, net in 2005 also included $0.5 million of foreign currency gains.
     A net tax benefit of $1.8 million was recorded in 2005 as compared with a net tax benefit of $1.9 million in 2004. The effective tax benefit rate in 2005 was 4.4%. The 2005 effective tax benefit rate was reduced by a $12.6 million non-cash charge recorded to establish a valuation allowance for its U.S. deferred tax assets. A $1.9 million tax benefit was recorded in 2004 on pre-tax losses from continuing operations of $1.2 million. The high effective tax benefit rate recorded in 2004 reflects federal tax benefits generated in the United States, where tax rates are generally higher than in our foreign jurisdictions and where we had significant pre-tax losses. The higher effective rate on adjusted pre-tax losses also reflects lower foreign tax rates and tax holidays applicable to our profitable operations in China, Portugal and Canada.
     The consolidated loss from continuing operations in 2005 was $38.6 million, or $2.57 per diluted share, compared with income from continuing operations of $0.6 million, or $0.05 per diluted share, in 2004.
Liquidity and Capital Resources
     The following table presents selected information concerning our financial condition:

	December 31,	December 31,
(In thousands)	2006	2005

Cash and cash equivalents	$23,733	$27,329
Working capital	$150,605	$181,427
Total debt	$240,000	$235,168
Current ratio	3.15	2.70

Overview and Outlook
     Record levels of copper prices severely burdened our business by impeding our ability to generate sufficient unrestricted cash flow from operations to satisfy our working capital needs, interest payment obligations, capital expenditures and other cash requirements. We accessed amounts under our receivables sale facility and our secured revolving credit facility during the year in order to fund these requirements.
     On February 1, 2006, Standard and Poor’s Ratings Services (S&P) lowered its rating on our senior notes to CCC from CCC+, with an outlook of negative. On April 27, 2006, Moody’s

Investors Service (Moody’s) lowered its rating on our senior notes to Caa2 from Caa1 and the corporate family rating to Caa1 from B3 with an outlook of negative. On November 1, 2006, S&P once again lowered its rating on our senior notes to C from CCC with a continued outlook of negative. S&P also lowered our corporate rating to CC from CCC+ with a continued negative outlook. And finally, on November 2, 2006, Moody’s lowered its rating on our senior notes from Caa2 to Caa3. Moody’s also lowered our corporate family rating from Caa1 to Caa2. Both Moody’s and S&P’s expectations are that higher copper prices, operating losses and the negative impacts of a potential prepackaged bankruptcy would result in a continued drain of our liquidity position.
     Working with our commercial banks we amended our receivables sale facility during 2006 to increase the maximum amount available under the facility to $90 million. As of February 23, 2007, we paid down the entire balance on our receivables sale facility, totaling $47.5 million, using the proceeds from the initial sale of $50 million of our Series A Preferred Stock pursuant to our recapitalization plan described in Recapitalization Plan above. Under our secured revolving credit facility, at February 23, 2007 we had $23.3 million in letters of credit and no revolving loans outstanding, leaving approximately $5.0 million in additional borrowing availability as of that date. We believe that the availability under these facilities, combined with unrestricted cash on hand in North America, and the capital infusions we have received and plan to receive in connection with the execution of our recapitalization plan, should provide the liquidity required in 2007 to support our operations and continue our strategic initiatives.
Sources of Liquidity
     Our principal sources of liquidity are cash and cash equivalents, cash provided by operations, amounts available under our liquidity facilities and, in 2007, cash proceeds from the sale of equity in connection with our recapitalization plan outlined in Recapitalization Plan above. We believe funds generated from these sources will be adequate to finance anticipated business plans and strategic initiatives.
     Cash and cash equivalents. We ended 2006 with $23.7 million of cash and cash equivalents, a decrease from $27.3 million at the end of 2005, of which $14.4 million and $15.9 million, respectively, were held by subsidiaries located outside of the U.S. On February 28, 2005, our Company repatriated approximately $10.2 million in previously unremitted earnings from our Chinese subsidiary. These funds had historically been considered as being “indefinitely invested,” and thus unavailable for use in the U.S. The repatriation of these funds was mostly used to reduce amounts outstanding under our secured revolving credit facility.
     Our liquidity is affected by restricted cash balances which are included in other current assets and are not available for general corporate use, which totaled $6.0 million at December 31, 2006 and $6.6 million as of December 31, 2005. Restricted cash at December 31, 2006 included $3.6 million related to deposits for margin calls on our metal and natural gas hedge programs, $1.3 million as collateral to secure our travel and purchase credit card programs, $0.4 million to secure a letter of credit for a loan made by the Portuguese government, $0.4 million as a deposit for the Monterrey, Mexico facility lease, $0.3 million in escrow related to the sale of our former Roxboro, North Carolina facility, and $4 thousand to secure a letter of credit for the Canadian Customs Bureau. Restricted cash at December 31, 2005 included $2.4 million related to deposits for margin calls on our metal and natural gas hedge programs, a $1.4 million deposit related to our silver consignment facility, $1.2 million as collateral to secure our former travel and purchase credit card programs, $0.7 million to secure a letter of credit for a loan made by the Portuguese government, $0.4 million as a deposit for the Monterrey, Mexico facility lease, $0.3 million in escrow related to the sale of our former Roxboro, North Carolina facility, and $0.2 to secure a letter of credit for the Canadian Customs Bureau.
     Cash provided by operations. Cash provided by operations in 2006 was $1.9 million as compared with cash used by operating activities in 2005 of $4.9 million and $8.6 million for 2004.
     Amounts available under liquidity facilities. Our receivables sale facility and secured revolving credit facility, as well as a credit facility in The Netherlands, are available for working capital needs. Our ability to access these liquidity facilities depends on the amount of available borrowing base or eligible receivables, less any required reserves or holdbacks, and is subject to our compliance with the terms and conditions of the facility agreements, including financial covenants. At the end of fiscal 2006, we were in compliance with all such covenants. In the event we were to default on any of our other debt, it may constitute a default under our liquidity facilities as well. The terms of the agreements governing these liquidity facilities are described in more detail in Note 10, Financing Arrangements and Debt, and Note 11, Receivables Sale Facility, of the Notes to the Consolidated Financial Statements.
     Borrowings under our secured revolving credit facility. We had borrowings of $2.0 million under our secured revolving credit facility at December 31, 2006. We also had approximately $6.8 million of standby letters of credit outstanding at December 31, 2006. After taking into account an additional $3.2 million of reserves and other holdbacks we had $19.5 million in additional borrowing availability under our secured revolving credit facility as of that date. As of December 31, 2005, we had no outstanding borrowings under our secured revolving credit facility, approximately $12.5 million of standby letters of credit outstanding, and approximately $11.9 million in additional borrowing capacity available thereunder. Borrowing capacity available as of December 31, 2005 reflects a reduction in the available amount for the value of the interest rate swap outstanding of $1.8 million.
     Cash from our receivables sale facility. The amount of cash available to us under our receivables sale facility is based upon the amount of eligible receivables and certain reserves required by the facility. Accordingly, availability may fluctuate over time, but in no case will it exceed the facility’s $90.0 million purchase limit. Based upon a servicing report as of December 31, 2006, the value of receivables eligible to be purchased totaled approximately $45.4 million. We had utilized $43.9 million under the facility at December 31, 2006, leaving approximately $1.5 million in availability as of this date.
     Borrowings under our liquidity facility in The Netherlands. We have a credit facility in The Netherlands, payable on demand and providing for available credit of up to 2.9 million euros or approximately $3.8 million. At December 31, 2006, we had outstanding borrowings of approximately 0.9 million euros or approximately $1.2 million under this facility. There were no borrowings as of December 31, 2005.

Uses of Liquidity
     Our principal uses of liquidity are funding the losses from operations, working capital needs, capital expenditures, payments related to our outstanding debt, and pension obligations.
     Working capital needs. During the year, inventory turns improved from 9 to 11 and receivables days sales outstanding were reduced by 10 days. These improvements were partly offset by accelerated payment terms on our accounts payable applied by some of our suppliers. We reduced our working capital by $30.8 million during 2006, however reductions in post-retirement benefits in 2006, versus increases in those same non-current liabilities in 2005 totaling $23.8 million, partly offset the benefit from lower working capital.
     Capital expenditures. In 2006, capital expenditures totaled $5.8 million versus $10.0 million in 2005 and $11.7 million in 2004. Capital expenditures include asset replacement, environmental and safety compliance, cost reduction and productivity improvement items, and, expenditures for our Monterrey, Mexico manufacturing facility in 2005 and 2004.
     Payments related to our outstanding debt and other financing facilities. In 2006, we made interest and other fee payments on our senior notes, liquidity facilities and other debt totaling $22.8 million, versus payments of $21.1 million in 2005 and $21.5 million in 2004. The increase in interest and other fee payments from 2005 to 2006 is the result of increased usage of our liquidity facilities in 2006 due to the increase in copper prices and the impact of higher interest rates on our liquidity facilities, and to a lesser extent, the impact of increased interest rates on our interest rate swap which was terminated in August of 2006.
     Funding of pension obligations. In 2006, we made contributions to our U.S. defined benefit pension plan in the amount of $1.8 million, while in 2005 and 2004, we did not make any contributions. In 2006, 2005 and 2004, we made contributions of $1.7 million, $1.1 million and $1.1 million, respectively, to our Canadian defined benefit pension plans. In 2007, we anticipate making mandatory contributions totaling $7.5 million to our U.S. qualified defined benefit plan as required by funding regulations or laws. In addition, we expect to make a $3.1 million contribution to our Canadian pension plans in 2007.
     We have frozen benefits under the U.S. defined benefit pension plan and Supplemental Benefit Restoration Plan, effective February 28, 2006. In conjunction with the freezing of these plans, on March 1, 2006, we made enhancements to our 401(k) plan for the employees impacted by this action. These enhancements include an automatic three percent contribution to each affected employee’s 401(k) account, a match of employees’ contributions, the addition of a success sharing component to the 401(k) plan, and the provision of transition contributions for five years for certain employees based upon an employee’s age and years of service as of February 28, 2006. The expense associated with the 401(k) plan was $4.8 million in 2006 as compared with $0.7 million in 2005.
     In 2006, lump sum benefits due to Dennis Horowitz, our former Chief Executive Officer in the amount of $5.7 million were paid, $4.4 million from funds previously held in a rabbi trust and $1.3 million from the general operating funds of our Company. In 2005, we paid James E. Deason $1.6 million from our general operating funds due to his retirement in March 2005, which represented Mr. Deason’s vested benefits under the 2002 Supplemental Executive

Retirement Plan and the Supplemental Benefit Restoration Plan. We also made payments of $0.1 million to participants of the Supplemental Benefit Restoration Plan in 2006 to cover expected normal payouts. In 2007, we anticipate making payments to participants of the Supplemental Benefit Restoration Plan totaling $0.1 million, which represents the equivalent of the normal amount of benefits.
Off-Balance-Sheet Arrangements
     On April 28, 2005, we established a three-year receivables sale facility under which we could sell on a revolving basis up to $45 million of eligible accounts receivable. During 2006, we amended the facility to, among other things, increase the maximum amount available under the facility from $45 million to $90 million. We consider the receivables sale facility to be a critical component of our overall liquidity. Along with our secured revolving credit facility, we look to the receivables sale facility as a primary source of funding for our working capital requirements. Generally, the receivables sale facility allows us to fund these cash requirements more cost effectively than the secured revolving credit facility.
     Under the receivables sale facility, our Company and certain of our subsidiaries (the Originators) sell certain receivables at a discount and without recourse to DEJ 98 Finance, LLC (DEJ), a bankruptcy-remote, special purpose entity that is a 100% owned subsidiary of our Company. In turn, DEJ may sell undivided interests in a specified portion of these receivables, as needed, to certain third-party purchasers. The sale of receivables by the Originators to DEJ and the sale of receivable interests by DEJ to the purchasers are structured as “true sales” under applicable laws. Any interests in the sold receivables which are retained by DEJ will not be available to our Company or our creditors. The third-party purchasers have no recourse to our Company’s or the Originators’ assets for losses resulting from the financial inability of customers to pay amounts owed on the receivables when they become due. Our Company has guaranteed the performance by our subsidiaries of their obligations under the receivables sale facility. Monthly costs associated with amounts outstanding under the receivables sale facility vary in relation to short-term interest rates and our fixed charge coverage ratio. We also pay commitment and other fees related to this facility.
     The amount of cash available to us under the receivables sale facility (within the $90 million limit) is based upon the amount of eligible receivables and certain reserves required by the facility. Accordingly, availability may be reduced, perhaps materially, as a result of adverse changes in receivables eligibility balances and facility reserves, which are affected primarily by changes in various criteria related to the quality of receivables within the receivables pool. In addition, the third-party purchasers can terminate purchases of receivables interests prior to the scheduled expiration date of the receivables sale facility on April 28, 2008 upon the occurrence of certain “amortization events,” including, among others, our non-compliance with the facility’s various covenants and requirements and a default on (or termination of) certain of our other financing arrangements. An amortization event under the receivables sale facility, without waivers from the relevant counterparties, would trigger an event of default under our secured revolving credit facility, which in turn could result in the acceleration of our obligations under those arrangements as well as under our senior note indentures. As a result, if we are unable to obtain appropriate waivers, a termination of the receivables sale facility would not only prevent us from accessing our alternative source of working capital funding (the secured revolving credit facility), but would also require us to refinance or restructure the receivables sale facility and the secured revolving credit facility (and possibly our senior note financings) in a timely manner.
     The terms of the agreements governing the receivables sale facility and the 2006 amendments to these agreements, along with usage and availability information as of the end of the 2006 fiscal year, are more fully described in Note 11, Receivables Sale Facility, of the Notes to Consolidated Financial Statements.
     Other than the receivables sale facility, our Company had no other off-balance sheet arrangements as of December 31, 2006 that either have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations and Commercial Commitments
     The following table provides a summary of our contractual obligations and commercial commitments as of December 31, 2006. Other non-current liabilities included in our Consolidated Balance Sheet that may not be fully disclosed below include accrued pension, post- retirement and environmental costs. Refer to Notes 13, 14, 15, 16, and 21 of the Notes to the Consolidated Financial Statements.

	Payments due or expiring by period
		Less than 1			More than
(In thousands)	Total	year	1-3 years	3-5 years	5 years

Contractual obligations:

Long-term debt	$237,987	$1,638	$236,349	$—	$—
Operating leases	5,860	3,043	2,466	347	4
Commitments for capital expenditures	120	120	—	—	—
Estimated interest and fee payments on senior notes, liquidity facilities and other debt	46,380	20,522	25,858	—	—
Estimated payments for U.S. defined benefit pension plan	24,629	7,462	9,850	7,317	—
Estimated payments for Canadian defined pension plans	3,100	3,100	—	—	—

Total contractual obligations	$318,076	$35,885	$274,523	$7,664	$4

Other commercial commitments (by scheduled expiration dates):	—	—	—	—	—

Standby letters of credit	$6,784	$6,784	—	—	—

     At December 31, 2006, we also had commitments to purchase approximately 49.3 million pounds of copper during 2007, to be priced when purchased at COMEX plus an average fixed spread of $0.04 per pound. During 2006, the average monthly COMEX price of copper ranged from $2.18 to $3.76 per pound. These commitments were negotiated in the normal course of business and represent a portion of our copper requirements for 2007, which we anticipate will exceed 291 million pounds.
Financing Arrangements
     As of December 31, 2006, our financing arrangements consisted of (i) our 7.375% Senior Notes due 2008 and our 10.5% Senior Notes due 2009; (ii) our liquidity facilities, consisting of a $90 million receivables sale facility and a $35 million secured revolving credit facility; and (iii) certain other credit arrangements with respect to our non-U.S. operations. The agreements governing our liquidity facilities, and the indentures governing our senior notes, contain cross default provisions. As of December 31, 2006, we were in compliance with the covenants contained in the agreements governing our liquidity facilities and in the indentures governing our senior notes. The terms of these financing arrangements, including 2006 amendments and amounts outstanding as of December 31, 2006, are discussed in more detail in Notes 10, Financing Arrangements and Debt and 11, Receivables Sale Facility of the Notes to Consolidated Financial Statements.
     During 2006 and 2005, we maintained a silver consignment and forward contracts facility with Bank of America N.A. (BANA), pursuant to which BANA consigned certain amounts of silver to us upon request, and we could enter into forward contracts to purchase certain amounts of silver from BANA in the future for a set price. During the third quarter of 2006, BANA notified us of its intention to exit its precious metals business in its entirety, which included BANA’s silver consignment and forward contracts business with us. In connection with BANA’s preparations to exit this business and our evaluation of alternatives to replace the facility, during the fourth quarter of 2006, we entered into two amendments to the facility to, among other things, decrease the maximum value of consigned silver available to us, provide collateral to secure our obligations under the facility, permit certain accounts receivable generated through the sale of inventory containing consigned silver to be sold through our receivables sale facility, and provide for the ultimate termination of the BANA facility on December 21, 2006. On December 22, 2006, we paid BANA approximately $13.0 million to purchase 1.0 million troy ounces of silver on consignment at the termination date of the facility. We continued pursuing alternatives for a suitable replacement facility with a different provider. On February 16, 2007, we entered into a new silver consignment facility with HSBC Bank USA, N.A. (HSBC), under which we may request consignments of silver with an aggregate value of up to the lesser of $25 million and 85% of the aggregate undrawn face amount of letters of credit required to be provided to HSBC pursuant to the new facility. See Note 10, Financing Arrangements and Debt, of the Notes to Consolidated Financial Statements.
Market Risks
     We are exposed to various market risks, including changes in interest rates, commodity prices and foreign currency rates. Market risk is the potential loss arising from adverse changes in market rates and prices. In the ordinary course of business, we enter into various types of transactions involving derivative financial instruments to manage and reduce the impact of these market risks, primarily risks with respect to the valuation of our base inventory of copper and silver, the future costs associated with firm forward price guarantees with our customers, the future costs of purchases of natural gas and, with respect to certain foreign subsidiaries, the variability in cash flows from the forecasted payment or receipt of currencies other than the functional currency. We do not enter into derivatives or other financial instruments for trading or speculative purposes.
Commodity Price Risk
     The price our customers pay for a product includes a metal charge that represents, in some cases, the market value of the copper used in that product as of the date we ship the product to the customer. Effective, September 1, 2005, we changed our method of charging certain customers from COMEX price for metal at date of shipment to the previous monthly average COMEX price for metal. This pricing model is expected to serve as a natural hedge against changes in the commodity price of copper, and allows us to better match the cost of copper with the selling price to our customers. However, as an accommodation to our customers, we often enter into fixed price commitments to purchase copper on their behalf in order to fix the price of copper in advance of shipment. We account for these transactions as cash flow hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and by Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, (hereinafter collectively referred to as SFAS 133). The fair values of these derivative assets are recognized in accrued liabilities in the Consolidated Balance Sheet. Hedge ineffectiveness is recognized in the Consolidated Statement of Operations under cost of goods sold. Information regarding this type of derivative transaction is as follows:

	For the Year Ended December 31,
(In millions)	2006	2005

Gain arising from ineffectiveness included in operations	$2.5	$1.4
Gains reclassed from other comprehensive income (OCI) to operations	$7.6	$3.4

	December 31,
(In millions)	2006	2005

Aggregate notional value of derivatives outstanding	$3.7	$8.8
Period through which derivative positions currently exist	December 2007	December 2006
Gain in fair value of derivatives	$0.3	$2.8
The change in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(0.7)	$(1.2)
Deferred gains/(losses) included in OCI	$(1.4)	$2.3
Gains/(losses) included in OCI to be recognized in the next 12 months	$(1.4)	$2.3
Number of months over which gain in OCI is to be recognized	12	12
     We have firm-price purchase commitments with some of our copper suppliers under which we agree to buy copper at a price set in advance of the actual delivery of that copper to us. Under these arrangements, we assume the risk of a price decrease in the market price of copper between the time this price is fixed and the time the copper is delivered. In order to reduce our market exposure to price decreases, at the time we enter into a firm-price purchase commitment, we also often enter into commodity forward contracts to sell a like amount of copper at the then-

current price for delivery to the counterparty at a later date. We account for these transactions as cash flow hedges under SFAS 133. The fair value of these derivative liabilities is recognized in prepaid expenses and other in the Consolidated Balance Sheet. Hedge ineffectiveness is recognized in the Consolidated Statement of Operations under cost of goods sold. Information on this type of derivative transaction is as follows:

	For the Year Ended December 31,
(In millions)	2006	2005

Loss arising from ineffectiveness included in operations	$(2.0)	$(1.3)
Losses reclassed from OCI to operations	$(0.1)	$(4.2)

	December 31,
(In millions)	2006	2005

Aggregate notional value of derivatives outstanding	$8.2	$5.6
Period through which derivative positions currently exist	March 2007	January 2006
Loss in fair value of derivatives	$(0.6)	$—
The change in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(0.8)	$(0.6)
Deferred gains included in OCI	$0.9	$0.2
Gains included in OCI to be recognized in the next 12 months	$0.9	$0.2
Number of months over which gain in OCI is to be recognized	3	1
     We have entered into commodity forward contracts to sell copper in order to hedge or protect the value of the copper carried in our inventory from price decreases. During the first three quarters of 2004, these forward contracts were not designated as hedges, and were marked to market each period, with the corresponding gains and losses recorded in cost of goods sold. Beginning in the fourth quarter of 2004, we began accounting for these forward contracts as fair value hedges under SFAS 133. The fair value of these derivative liabilities is recognized in prepaid expenses and other in the Consolidated Balance Sheet. Hedge ineffectiveness is recognized in the Consolidated Statement of Operations under cost of goods sold. Information on this type of derivative transaction is as follows:

	For the Year Ended December 31,
(In millions)	2006	2005

Losses arising from ineffectiveness included in operations	$(3.2)	$(2.7)

	December 31,
(In millions)	2006	2005

Aggregate notional value of derivatives outstanding	$9.1	$29.6
Period through which derivative positions currently exist	March 2007	March 2006
Gains/(losses) in fair value of derivatives	$1.8	$(2.4)
The change in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(0.7)	$(3.2)
     During 2006, we leased our silver inventory from Bank of America, N.A. pursuant to a consignment arrangement, and as a result of the termination of the facility in December 2006, we purchased the silver on hand and simultaneously entered into commodity forward contracts to sell silver in order to hedge or protect the value of the silver carried in our inventory from price decreases. Beginning in the fourth quarter of 2006, we began accounting for these forward contracts as fair value hedges under SFAS 133. The fair value of these derivative liabilities is recognized in accrued liabilities in the Consolidated Balance Sheet. Hedge ineffectiveness is recognized in the Consolidated Statement of Operations under cost of goods sold. Information on this type of derivative transaction is as follows:

For the Year Ended December 31,
(In millions)	2006

Gain arising from ineffectiveness included in operations	$0.1

(In millions)	2006

Aggregate notional value of derivatives outstanding	$12.9
Period through which derivative positions currently exist	January 2007
Loss in fair value of derivatives	$(0.4)
The change in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(1.3)
     We have also entered into commodity futures contracts to purchase natural gas to reduce our risk of future price increases. We account for these transactions as cash flow hedges under SFAS 133. The fair value of these derivative assets is recognized in accrued liabilities in the Consolidated Balance Sheet. Hedge ineffectiveness is recognized in the Consolidated Statement of Operations under cost of goods sold. Information on this type of derivative transaction is as follows:

	For the Year Ended December 31,
(In millions)	2006	2005

Gains/(losses) arising from ineffectiveness included in operations	$(0.3)	$2.3
Gains/(losses ) reclassed from OCI to operations	$(2.2)	$3.1

	December 31,
(In millions)	2006	2005

Aggregate notional value of derivatives outstanding	$7.8	$12.2
Period through which derivative positions currently exist	December 2008	December 2008
Gains/(losses) in fair value of derivatives	$(1.2)	$1.9
The change in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(0.7)	$(1.4)
Deferred losses included in OCI	$(2.7)	$(0.3)
Gains/(losses) included in OCI to be recognized in the next 12 months	$(1.3)	$0.5
Number of months over which gain in OCI is to be recognized	24	36
Foreign Currency Exchange Risk
     We are subject to market risk exposure from fluctuations in foreign currencies. Foreign currency exchange forward contracts may be used from time to time to hedge the variability in cash flows from the forecasted payment or receipt of currencies other than the functional currency. We do not enter into forward exchange contracts for speculative purposes. These forward currency exchange contracts and the underlying hedged receivables and payables are carried at their fair values, with any associated gains and losses recognized in current period earnings. These contracts cover periods commensurate with known or expected exposures, generally within three months. As of December 31, 2006, we had forward exchange contracts outstanding to sell foreign currency with a notional amount of $2.4 million. The estimated fair value of these forward exchange contracts to sell foreign currency was an immaterial loss. The effect of a 10% adverse change in exchange rates would reduce the fair value by approximately $0.2 million.
     We also used foreign currency forward exchange contracts to hedge our inventory currency risk in Canada. These contracts were denominated in U.S. and Canadian dollars. Due to the closure of our Montreal facility and the resulting reduction in the mix of Canadian and U.S. dollar denominated sales, we elected to cancel the foreign currency forward exchange hedge as of December 29, 2006.
Interest Rate Risk
     In October 2002, we entered into an interest rate swap transaction on $50.0 million of our 7.375% Senior Notes. The interest rate swap called for semi-annual interest payments on February 1 and August 1, a floating interest rate based upon the nine month LIBOR rate plus a spread of 3.76%, and an August 1, 2008 maturity date.
     On August 25, 2006, we terminated the interest rate swap and paid Wachovia Bank National Association (Wachovia) $1.8 million representing the interest accrued through the date of termination in August and the termination fee. The termination fee of $1.7 million will be amortized over the remaining life of the 7.375% Senior Notes. As of December 31, 2006, the unamortized amount was $1.4 million. The termination fee, which was locked in on the date of the termination, is the net present value of the amount of interest which exceeded the fixed rate of 7.375% for the balance of the term of the interest rate swap. Taking into account the gain recorded from the inception of the interest rate swap to the termination of $1.1 million and the termination fee of $1.7 million or a net increase in interest of $0.6 million, the effective annual rate of the underlying Senior Notes is 7.578% through the maturity date.
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
Environmental Matters
     We are subject to extensive environmental regulations imposed by federal, state, provincial and local authorities in the U.S., Canada, China, Portugal and Mexico with respect to emissions to air, discharges to waterways, and the generation, handling, storage, transportation, treatment and disposal of waste materials. We have received various communications from regulatory authorities concerning certain environmental matters. See Note 15, Environmental Remediation, of the Notes to Consolidated Financial Statements for further details regarding environmental matters.

Critical Accounting Policies
     Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements. Management believes that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results.
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
     Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets, addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 presumes that goodwill has an indefinite useful life and thus should not be amortized, but rather tested at least annually for impairment using a lower of cost or fair value approach. During 2006, we conducted the required annual goodwill impairment review, and based upon the results of this review, determined that there is no impairment of goodwill. We also conducted the required annual goodwill impairment review in 2005, and based upon the results of that review, determined that there was no impairment of goodwill for 2005. In evaluating goodwill, we make certain assumptions regarding estimated growth rates, profit projections, rates of interest and other estimates. If we fail to achieve estimated growth rates and/or profit projections, if interest rates increase, or if other estimates or assumptions change in the future, we may record additional impairment charges for goodwill in the future.
Income Taxes
     For financial reporting purposes, we determine our current and deferred tax liabilities in accordance with the liability method of accounting for income taxes as specified in Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. Under SFAS 109, deferred tax liabilities and assets are recorded for differences between the expected future tax consequences of events that have been recognized in our financial statements and those recognized in the tax returns. Property, plant and equipment, inventories, prepaid pension, postretirement benefit obligations, and certain other accrued liabilities are the primary sources of these temporary differences. Deferred income tax assets also included operating loss and tax credit carryforwards. Our Company establishes valuation allowances to reduce deferred tax assets to amounts we believe are more than likely than not to be realized. These valuation allowances are adjusted based upon changing facts and circumstances.
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
     We determine our actuarial assumptions for the U.S. and Canadian pension and post retirement plans, after consultation with our actuaries, on December 31 of each year to calculate liability information as of that date and pension and postretirement expense for the following year. The discount rate assumption is determined by using a yield curve.
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
     We adopted the principles of SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans for our reporting and disclosures in December 31, 2006, see Note 2, Summary of Significant Account Policies, and Note 13, Retirement and Pension Plans of the Notes to Consolidated Financial Statements.
Stock Options
     On October 18, 2005, our Company accelerated the vesting of all out-of-the-money, unvested, non-qualified stock options held by officers and employees. All options priced above $7.42, the closing market price of our Company’s common stock on October 18, 2005, were considered to be out-of-the-money. The acceleration was effective as of October 18, 2005. The options were granted under our Company’s 2003 Equity Incentive Plan. No options held by non-employee directors were subject to the acceleration.
     Effective January 1, 2006, we adopted SFAS 123(R) using the modified prospective transition method, which requires measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including stock options, based on fair values. Our financial statements as of December 31, 2006 reflect the impact of SFAS 123(R). Our financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R). Stock-based compensation expense is based on the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense in our Condensed Consolidated Statements of Operations as of December 31, 2006 included compensation expense for unvested stock-based payment awards granted prior to December 31, 2005 (based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123) and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005 (based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R)). In conjunction with the adoption of SFAS 123(R), we elected to attribute the value of stock-based compensation to expense over the periods of service during which each tranche of stock options is earned, which was previously in our pro forma information required under SFAS 123(R).
     Our Company accelerated the vesting of the options in anticipation of the impact of SFAS 123R. The primary purpose of the accelerated vesting was to avoid recognizing compensation expense associated with these options upon adoption by our Company of SFAS 123R. Without the acceleration, we estimate that pre-tax charges under SFAS 123R relating to these options would have been $0.9 million, of which $0.7 million and $0.2 million would have been recognized in fiscal 2006 and 2007, respectively. Additionally, because these options had exercise prices in excess of then current market values and were not fully achieving their original objectives of incentive compensation and employee retention, our Company believed that the acceleration would have a positive effect on employee morale and retention.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     The information required by this item is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and is incorporated herein by reference.
Item 8. Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of management, including our Principal Executive Officer (PEO) and our Chief Financial Officer (CFO), we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based upon that evaluation our PEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
     Based upon the evaluation performed by our management, which was conducted with the participation of our PEO and CFO, there has been no change in our internal control over financial reporting during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a–15(f). Management, with the participation of our PEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our management concluded that, as of December 31, 2006, our internal control over financial reporting was effective.
     Management’s assessment of the effectiveness of internal control has been audited by KPMG LLP, independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.
Item 9B. Other Information
     None.

PART III
Item 10. Directors and Executive Officers of the Registrant
     The information required by this item with respect to our directors, audit committee, and our audit committee financial experts is incorporated by reference from the information under the caption “Election of Directors” contained in our definitive proxy statement for the 2007 Annual Meeting of Stockholders. The required information concerning our executive officers is contained in Part I – Item 1 — “Business – Executive Officers of the Registrant.” The required information concerning our adoption of a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and the availability of this code of ethics upon written request is contained in Part I — Item 1 — “Business – Available Information” of this report.
     The required information concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement for the 2007 Annual Meeting of Stockholders.
Item 11. Executive Compensation
     The information required by this item is incorporated by reference from the information under the captions “Executive Compensation” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this item is incorporated by reference from the information under the caption “Stock Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required by this item is incorporated by reference from the information contained under the captions “Election of Directors” and “Certain Relationships and Related Transactions” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders.
Item 14. Principal Accounting Fees and Services
     The information required by this item is incorporated by reference from the information under the caption “Ratification of Appointment of Independent Auditors — Principal Accounting Firm Fees” and “Ratification of Appointment of Independent Auditors – Audit Committee’s Pre-Approval Policies and Procedures” contained in our definitive proxy statement for the 2007 Annual Meeting of Stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Index to exhibits, financial statements and schedules.
(1)	The following consolidated financial statements and reports are included hereof:

Consolidated Statements of Operations — For the years ended December 31, 2006, 2005, and 2004.

Consolidated Balance Sheets — December 31, 2006 and 2005.

Consolidated Statements of Stockholders’ Equity — For the years ended December 31, 2006, 2005, and 2004.

Consolidated Statements of Cash Flows — For the years ended December 31, 2006, 2005, and 2004.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm.

(2)	The following consolidated financial statement schedule of our Company is included hereof:

SCHEDULE II Valuation and Qualifying Accounts
     All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.
(3)	Exhibits required by Item 601 of Regulation S-K:

The following exhibits are included in this Form 10-K:

Exhibit No.	Description
10.53*	2001 Change in Control, Severance and Non-Competition Agreement, dated as of March 23, 2001, by and between the Company and John Van Gerwen.

21	List of Subsidiaries.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The following exhibits are incorporated by reference:

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Company, as amended through May 1, 1998 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 4, 1998).

3.2	Secretary’s Certificate, dated February 6, 2004, attached to a complete copy of the Bylaws of the Company, as amended May 22, 1997 (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2003).

3.3	Certificate of Designations of Series A Convertible Preferred Stock, dated as of February 16, 2007 (incorporated by reference to Exhibit A of the Preferred Stock Purchase Agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2007).

4.1	Indenture, dated as of August 4, 1998, among the Company, certain of the Company’s subsidiaries and Wachovia Bank, National Association (successor to First Union National Bank) as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 4, 1998).

4.2	Indenture, dated as of March 27, 2002, among the Company, certain of the Company’s subsidiaries and Wachovia Bank, National Association (successor to First Union National Bank), as Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2001).

10.1	Amended and Restated Credit Agreement, dated as of April 28, 2005, among the Company, its U.S. subsidiaries, the lenders named therein and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended July 3, 2005).

10.2	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of August 1, 2005, among the Company, its U.S. subsidiaries, the lenders named therein and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 5, 2005).

Exhibit No.	Description
10.3	Amendment No. 2 to Amended and Restated Credit Agreement, effective September 30, 2005, among the Company, its U.S. subsidiaries, the lenders named therein and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 31, 2005).

10.4	Amendment No. 3 to Amended and Restated Credit Agreement, dated as of February 22, 2006, among the Company, its U.S. subsidiaries, the lenders named therein and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 28, 2006).

10.5	Amendment No. 4 to Amended and Restated Credit Agreement, dated as of April 4, 2006, among the Company and its U.S. subsidiaries, the lenders named therein and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 11, 2006).

10.6	Amendment No. 5 to Amended and Restated Credit Agreement, dated as of June 9, 2006, among the Company and its U.S. subsidiaries, the lenders named therein and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 13, 2006).

10.7	Amendment No. 6 to Amended and Restated Credit Agreement, dated as of December 15, 2006, among the Company and its U.S. subsidiaries, the lenders named therein and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 21, 2006).

10.8	Amendment No. 7 to Amended and Restated Credit Agreement, dated as of February 16, 2007, among the Company and its U.S. subsidiaries, the lenders named therein and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 23, 2007).

10.9	Amendment No. 8 to Amended and Restated Credit Agreement and Consent, dated as of February 16, 2007, among the Company and its U.S. subsidiaries, the lenders named therein and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 23, 2007).

10.10	Consignment Agreement, dated February 16, 2007, by and between HSBC Bank USA, National Association, Wolverine Tube, Inc. and Wolverine Joining Technologies, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 23, 2007).

10.11	Receivables Sale Agreement (U.S.), dated as of April 28, 2005, among the Company, Small Tube Manufacturing, LLC, Tube Forming, L.P. and DEJ 98 Finance, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2005).

Exhibit No.	Description
10.12	Amendment No. 1 to Receivables Sale Agreement (U.S.), dated as of April 24, 2006, among the Company, Tube Forming, L.P., Small Tube Manufacturing, LLC and DEJ 98 Finance, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 11, 2006).

10.13	Amendment No. 2 to Receivables Sale Agreement (U.S.) and Amended and Restated Performance Undertaking, effective as of December 15, 2006, among Wolverine Tube, Inc., Tube Forming, L.P., Small Tube Manufacturing LLC, Wolverine Joining Technologies, LLC and DEJ Finance, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 21, 2006).

10.14	Canadian Receivables Sale Agreement, dated as of April 4, 2006, between Wolverine Tube (Canada) Inc. and DEJ 98 Finance, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 11, 2006).

10.15	Amended and Restated Receivables Purchase Agreement, dated as of April 4, 2006, among DEJ 98 Finance, LLC, Wolverine Finance, LLC, the Company, Variable Funding Capital Company LLC, The CIT Group/Business Credit, Inc., individually and as co-agent, and Wachovia Bank, National Association, individually and as co-agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 11, 2006).

10.16	Amendment No. 1 to Amended and Restated Receivables Purchase Agreement, effective as of June 9, 2006, among DEJ 98 Finance, LLC, Wolverine Finance, LLC, the Company, Variable Funding Capital Company LLC, The CIT Group/Business Credit, Inc., individually and as co-agent, and Wachovia Bank, National Association, individually and as co-agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2006).

10.17	Amendment No. 2 to Amended and Restated Receivables Purchase Agreement, effective as of December 15, 2006, among DEJ Finance, LLC, Wolverine Finance, LLC, Wolverine Tube, Inc., Variable Funding Capital Company LLC, The CIT Group/Business Credit, Inc. and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 21, 2006).

10.18	Amendment No. 3 to Amended and Restated Receivables Purchase Agreement, dated as of February 16, 2007, among DEJ 98 Finance, LLC, Wolverine Finance, LLC, Wolverine Tube, Inc., Variable Funding Capital Company, LLC, The CIT Group/Business Credit, Inc., individually and as co-agent, and Wachovia Bank, National Association, individually and as agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 23, 2007).

10.19	Preferred Stock Purchase Agreement, dated as of January 31, 2007, by and among Wolverine Tube, Inc., The Alpine Group, Inc. and Plainfield Special Situations Master Fund Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2007).

Exhibit No.	Description
10.20	Registration Rights Agreement, dated as of February 16, 2007, by and among Wolverine Tube, Inc., The Alpine Group, Inc. and Plainfield Special Situations Master Fund Limited (attached as Exhibit B to the Preferred Stock Purchase Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2007).

10.21	Management Agreement, dated as of February 16, 2007, by and between The Alpine Group, Inc. and Wolverine Tube, Inc. (attached as Exhibit C to the Preferred Stock Purchase Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2007).

10.22*	Consulting Agreement, dated as of February 16, 2007, by and between Wolverine Tube, Inc. and Johann R. Manning, Jr. (attached as Exhibit E-1 to the Preferred Stock Purchase Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2007).

10.23*	Separation Agreement, dated as of February 16, 2007, by and between Wolverine Tube, Inc. and Johann R. Manning, Jr. (attached as Exhibit E-2 to the Preferred Stock Purchase Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2007).

10.24	Voting Agreement, dated as of February 16, 2007, by and among Wolverine Tube, Inc., The Alpine Group, Inc. and Plainfield Special Situations Master Fund Limited (attached as Exhibit G to the Preferred Stock Purchase Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2007).

10.25*	Wolverine Tube, Inc. 1993 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 33-65148)).

10.26*	Form of Non-Qualified Option Agreement under the Wolverine Tube, Inc. 1993 Equity Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 1994).

10.27*	1993 Stock Option Plan for Outside Directors of Wolverine Tube, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 33-65148)).

10.28*	Amendment One to Amended and Restated 1993 Stock Option Plan for Outside Directors of Wolverine Tube, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2001).

10.29*	2001 Stock Option Plan for Outside Directors of Wolverine Tube, Inc. (incorporated by reference to Appendix B to the Company’s Proxy Statement dated April 12, 2001).

10.30*	Form of Non-Qualified Option Agreement under the Company’s 1993 Stock Option Plan for Outside Directors and 2001 Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 3, 2004).

Exhibit No.	Description
10.31*	Wolverine Tube, Inc. 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003).

10.32*	First Amendment to the Wolverine Tube, Inc. 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003).

10.33*	Form of Non-Qualified Option Agreement under the Wolverine Tube, Inc. 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended October 3, 2004).

10.34*	Form of Restricted Stock Agreement under the Wolverine Tube, Inc. 2003 Equity Incentive Plan, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 25, 2005).

10.35*	Form of SAR Agreement under the Wolverine Tube, Inc. 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended October 3, 2004).

10.36*	Wolverine Tube, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended April 3, 1999).

10.37*	Wolverine Tube, Inc. Annual Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 11, 2006).

10.38*	Wolverine Tube, Inc. Supplemental Benefit Restoration Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.39*	Deferred Compensation Trust Agreement, dated February 13, 2001, by and between the Company and AmSouth Bank, as Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2003).

10.40*	Amendment Number One to Deferred Compensation Trust Agreement, dated May 7, 2003, by and between the Company and AmSouth Bank, as Trustee (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2003).

10.41*	2002 Change in Control, Severance and Non-Competition Agreement, dated as of July 12, 2002, by and between the Company and Johann R. Manning, Jr. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.42*	2002 Change in Control, Severance and Non-Competition Agreement, dated as of July 12, 2002, by and between the Company and Keith Weil (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.43*	2002 Change in Control, Severance and Non-Competition Agreement, dated as of July 12, 2002, by and between the Company and Garry K. Johnson (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2006).

Exhibit No.	Description
10.44*	Consultant Agreement, dated as of February 10, 2005, by and between the Company and James E. Deason (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 16, 2005).

10.45*	Offer Letter, dated as of November 7, 2005, between the Company and James E. Deason (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 9, 2005).

10.46*	Letter Agreement between Wolverine Tube, Inc. and Garry K. Johnson, dated March 1, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 7, 2007).

10.47*	Summary of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 25, 2005).

10.48*	Summary of Named Executive Officer Compensation (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2006).

10.49*	Form of Director Indemnification Agreement, dated as of February 10, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 16, 2005).

10.50*	Form of Officer Indemnification Agreement, dated as of February 10, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 16, 2005).

10.51*	Form of Letter for Amendment to Split Dollar Agreement Dated May 1, 1999 (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005).

10.52*	Form of Letter for Amendment to Vesting of Underwater Options, dated as of October 24, 2005 (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005).

*	Management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Huntsville, State of Alabama, on the 15th day of March 2007.

WOLVERINE TUBE, INC.
By:	/s/ James E. Deason
Name:	James E. Deason
Title:	Senior Vice President, Chief Financial Officer, and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature		Title	Date
By:	/s/ Harold M. Karp Harold M. Karp	President and Chief Operating Officer and Director (Principal Executive Officer)	March 15, 2007

By:	/s/ James E. Deason James E. Deason	Senior Vice President, Chief Financial Officer, and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 15, 2007

By:	/s/ Steven S. Elbaum Steven S. Elbaum	Non-Executive Chairman of the Board and Director	March 15, 2007

By:	/s/ John L. Duncan John L. Duncan	Director	March 15, 2007

By:	/s/ David M. Gilchrist, Jr. David M. Gilchrist, Jr.	Director	March 15, 2007

By:	/s/ William C. Griffiths William C. Griffiths	Director	March 15, 2007

By:	/s/ Alan Kestenbaum Alan Kestenbaum	Director	March 15, 2007

By:	/s/ K. Mitchell Posner K. Mitchell Posner	Director	March 15, 2007

By:	/s/ Brett Young Brett Young	Director	March 15, 2007

Wolverine Tube, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year ended December 31,
(In thousands except per share amounts)	2006	2005	2004

Net sales	$1,403,042	$873,505	$797,875
Cost of goods sold	1,348,508	851,862	734,194

Gross profit	54,534	21,643	63,681
Selling, general and administrative expenses	31,173	37,074	37,259
Advisory fees and expenses	7,434	—	—
Restructuring and other charges	57,602	1,416	2,536

Operating income/(loss) from continuing operations	(41,675)	(16,847)	23,886
Other expense
Interest expense, net	25,570	20,727	20,860
Loss on extinguishment of debt	—	—	3,009
Amortization and other, net	2,595	2,802	1,261

(Loss) from continuing operations before income taxes	(69,840)	(40,376)	(1,244)
Income tax expense/(benefit)	9,384	(1,760)	(1,888)

Income/(loss) from continuing operations	(79,224)	(38,616)	644
Loss from discontinued operations, net of income tax benefit of ($0.1) million	—	—	(262)

Net income/(loss)	$(79,224)	$(38,616)	$382

Income/(loss) per share—basic:
Continuing operations	$(5.26)	$(2.57)	$0.05
Discontinued operations	—	—	(0.02)

Net income/(loss) per share—basic	$(5.26)	$(2.57)	$0.03

Basic weighted average number of shares	15,071	15,022	13,650

Income/(loss) per share—diluted:
Continuing operations	$(5.26)	$(2.57)	$0.05
Discontinued operations	—	—	(0.02)

Net income/(loss) per share—diluted	$(5.26)	$(2.57)	$0.03

Diluted weighted average number of common and common equivalent shares	15,071	15,022	13,992

The accompanying notes are an integral part of the consolidated financial statements.

Wolverine Tube, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
(In thousands except share and per share amounts)	2006	2005

Assets
Current assets
Cash and equivalents	$23,733	$27,329
Accounts receivable, net of allowance for doubtful accounts of $0.5 million in 2006 and $0.4 million in 2005	62,529	104,186
Inventories	122,943	146,705
Prepaid expenses and other	11,417	10,209

Total current assets	220,622	288,429

Property, plant and equipment, net	133,259	181,238
Goodwill, net	77,243	77,064
Deferred charges, net	7,108	7,734
Deferred income taxes, non-current	5,199	13,469
Assets held for sale	11,135	—
Notes receivable	764	831

Total assets	$455,330	$568,765

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$40,507	$71,802
Accrued liabilities	26,992	34,952
Deferred income taxes	880	—
Short-term borrowings	1,638	248

Total current liabilities	70,017	107,002

Long-term debt	238,362	234,920
Pension liabilities	28,504	42,889
Postretirement benefit obligation	17,485	19,722
Accrued environmental remediation	11,786	930

Total liabilities	366,154	405,463

Stockholders’ equity
Common Stock, par value $0.01 per share; 40,000,000 shares authorized, 15,090,843 and 15,058,803 shares issued as of December 31, 2006 and 2005, respectively	151	151
Additional paid-in capital	91,904	91,387
Retained earnings	6,510	85,734
Accumulated other comprehensive loss, net	(9,389)	(13,970)

Total stockholders’ equity	89,176	163,302

Total liabilities and stockholders’ equity	$455,330	$568,765

The accompanying notes are an integral part of the consolidated financial statements.

Wolverine Tube, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
and Comprehensive Income/(Loss)

					Accumulated
					Other		Total
			Additional		Compre-		Stock-
	Common Stock		Paid-In	Retained	hensive	Treasury	holders’
(In thousands except number of shares)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity

Balance at December 31, 2003	14,344,806	$143	$103,167	$123,926	$(10,510)	$(37,375)	$179,351

Net income	—	—	—	382	—	—	382
Translation adjustments	—	—	—	1	7,565	—	7,566
Change in fair value of derivatives and reclassification adjustments, net of tax of $118	—	—	—	—	(1,433)	—	(1,433)
Minimum pension liability, net of tax expense of $454	—	—	—	—	(881)	—	(881)
Total comprehensive income	—	—	—	—	—	—	5,634
Common stock issued	2,450,000	25	22,808	—	—	—	22,833
Retirement of treasury stock	(2,063,800)	(21)	(37,354)	—	—	37,375	—
Exercise of non-qualified stock options, including income tax benefits	155,482	2	1,314	—	—	—	1,316
Issuance of restricted stock award and amortization of unearned compensation	41,089	—	327	—	—	—	327

Other	—	—	—	41	—	—	41

Balance at December 31, 2004	14,927,577	149	90,262	124,350	(5,259)	—	209,502

Net loss	—	—	—	(38,616)	—	—	(38,616)
Translation adjustments	—	—	—	—	165	—	165
Change in fair value of derivatives and reclassification adjustments	—	—	—	—	2,024	—	2,024
Minimum pension liability	—	—	—	—	(10,900)	—	(10,900)
Total comprehensive loss	—	—	—	—	—	—	(47,327)
Exercise of non-qualified stock options, including income tax benefits	88,125	1	501	—	—	—	503
Issuance of restricted stock award and amortization of unearned compensation	43,101	1	624	—	—	—	624

Balance at December 31, 2005	15,058,803	151	91,387	85,734	(13,970)	—	163,302

Net loss	—	—	—	(79,224)	—	—	(79,224)
Translation adjustments	—	—	—	—	4,625	—	4,625
Change in fair value of derivatives and reclassification adjustments	—	—	—	—	(5,675)	—	(5,675)
Minimum pension liability	—	—	—	—	3,970	—	3,970
Total comprehensive loss	—	—	—	—	—	—	(76,304)
Exercise of non-qualified stock options, including income tax benefits	417	—	2	—	—	—	2
Issuance of restricted stock award and amortization of unearned compensation	31,623	—	515	—	—	—	515
Adjustment to initially apply SFAS 158, net of taxes	—	—	—	—	1,661	—	1,661

Balance at December 31, 2006	15,090,843	$151	$91,904	$6,510	$(9,389)	$—	$89,176

The accompanying notes are an integral part of these consolidated financial statements.

Wolverine Tube, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended December 31,
(In thousands)	2006	2005	2004

Operating Activities
Net Income/(loss)	$(79,224)	$(38,616)	$382
Loss from discontinued operations	—	—	262

Income/(loss) from continuing operations	(79,224)	(38,616)	644
Adjustments to reconcile income/(loss) from continuing operations to net cash provided by operating activities:
Depreciation	14,626	15,412	15,862
Amortization	2,351	1,636	1,545
Deferred income taxes	9,139	(4,574)	(4,954)
Stock compensation expense	549	548	304
Loss on disposal of fixed assets	22	2,027	—
Impairment of assets	34,291	—	—
Non-cash environmental and other restructuring	14,235	661	1,821
Loss/(gain) on retirement of Senior Notes	—	—	3,009
Changes in operating assets and liabilities:
Accounts receivable, net	17,083	(29,617)	(5,499)
Sale of accounts receivable	24,882	19,000	—
Inventories	16,382	5,368	(41,668)
Refundable income taxes	(560)	1,307	838
Prepaid expenses and other	(3,955)	(5,047)	1,409
Accounts payable	(32,516)	12,381	11,714
Accrued liabilities, including pension, postretirement benefit and environmental	(15,402)	14,632	6,333

Net cash provided by/(used for) operating activities	1,903	(4,882)	(8,642)

Investing Activities
Additions to property, plant and equipment	(5,798)	(10,009)	(11,728)
Disposal of assets	91	5,412	2,926
Funds received from/(investment in) rabbi trust	—	4,413	—
Other	—	—	82

Net cash used for investing activities	(5,707)	(184)	(8,720)

Financing Activities
Financing fees and expenses paid	(3,213)	(1,101)	(151)
Net borrowings from /(repayments of) revolving credit facilities	3,177	(2,222)	1,009
Retirement of Senior Notes	—	—	(20,510)
Issuance of common stock	2	503	24,164
Other financing activities	(14)	33	(346)

Net cash provided by/(used for) financing activities	(48)	(2,787)	4,166
Effect of exchange rate on cash and equivalents	256	165	2,386

Net cash used for continuing operations	(3,596)	(7,688)	(10,810)

Cash flows of discontinued operations (Revised — See Note 2)
Operating cash flows	—	—	(262)

Net cash provided by/(used for) discontinued operations	—	—	(262)

Net decrease in cash and equivalents	(3,596)	(7,688)	(11,072)
Cash and equivalents at beginning of year	27,329	35,017	46,089

Cash and equivalents at end of year	$23,733	$27,329	$35,017

Supplemental disclosure of cash flow:
Interest paid	$22,849	$21,100	$21,549
Income taxes paid/(refunded), net	$175	$466	$(173)
The accompanying notes are an integral part of the consolidated financial statements.

Wolverine Tube, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1. Nature of Operations
     Wolverine Tube, Inc. (the Company, Wolverine, we, our, or us) is a world-class quality manufacturer of copper and copper alloy tube, fabricated products, and metal joining products. Our focus is on custom-engineered, higher value-added tubular products, including fabricated copper components and metal joining products, which enhance performance and energy efficiency in many applications, including: commercial and residential heating, ventilation and air conditioning, refrigeration, home appliances, industrial equipment, power generation, petrochemicals and chemical processing.
     During 2006 our common stock was traded on the New York Stock Exchange under the symbol “WLV”. On December 26, 2006, we were advised by the New York Stock Exchange, Inc. (NYSE) that our common stock would be suspended from trading on the NYSE prior to the opening on January 3, 2007. The NYSE advised us that its decision to suspend trading and initiate delisting procedures was a result of our Company not meeting the NYSE’s continued listing standard regarding average global market capitalization over a consecutive 30 trading-day period of at least $25 million, which is a minimum threshold under Section 802.01B of the NYSE Listed Company Manual for continued listing.
     On February 1, 2007 we announced the entry into a recapitalization plan to strengthen our balance sheet, reduce financing costs and enhance our overall capital structure. An investor group comprised of Plainfield Special Situations Master Fund Limited, a fund managed by Plainfield Asset Management LLC (Plainfield), and The Alpine Group, Inc. (Alpine) will invest up to $75 million in our Company through purchasing new convertible preferred equity and providing a standby commitment to a common stock rights offering, which will be available to all of our shareholders. This recapitalization plan will provide a minimum of $75 million and could reach as much as approximately $135 million of equity proceeds. We also announced that we will initiate an exchange offer to exchange and modify the terms of our existing debt.
     Under the terms of the definitive investment agreement among the parties (the “Agreement”), Plainfield and Alpine invested $50 million in cash in our Company on February 16, 2007 in exchange for 50,000 newly issued shares of Series A Convertible Preferred Stock. The Series A Preferred Stock will has an annual dividend rate of 8.0%, payable quarterly, and will be convertible into shares of Wolverine common stock at the option of the holders, in whole or in part, at any time. We may defer payment of the dividend in certain circumstances. Any deferred dividend will accrue at a rate of 10% per annum if the dividend payment date is prior to January 31, 2012 and at a rate of 12% if the payment date is after January 31, 2012. The conversion price will be initially $1.10 per share (the “Offer Price”), subject to customary anti-dilution requirements. The Series A Preferred Stock will vote with the common stock on an as-converted basis on all matters. However, while the 10.5% Senior Notes due in 2009 remain outstanding, the holders of the Series A Preferred Stock will not be entitled to vote common stock or preferred stock in excess of 49% of the voting power of the total voting securities of our Company. The Preferred Stock is mandatorily redeemable at par plus any accrued and unpaid dividends on January 31, 2017 and upon the occurrence of certain change of control transactions. Our Company may redeem all, but not less than all, of the Preferred Stock at our option, at par plus accrued and unpaid dividends, after January 31, 2014, if certain conditions have been satisfied.
     The net proceeds from the initial phase of the Preferred Stock Agreement have been used to repay amounts under our Company’s liquidity facilities and for working capital. Additional proceeds will be utilized for general corporate purposes, including debt repayment, capital expenditures, and working capital.
     Based on the financing provided by the recapitalization plan discussed above and based on our 2007 operating plan and cash flow projections, we believe that the availability under our facilities, combined with the unrestricted cash on hand in North America, should provide the liquidity required during 2007.

2. Summary of Significant Accounting Policies
     The significant accounting policies followed by us are described below:
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
Revenue Recognition Policy
     Revenues are generally recognized when title to products transfer to an unaffiliated customer, and the product is shipped. Sales are made under normal terms and usually do not require collateral. Revenues are recorded net of estimated returns and allowances and volume discounts. The reserve for sales returns and allowances is calculated by applying a historical percentage against certain receivables. The reserve for volume discounts is calculated by applying a customer specific discount percentage to sales made to that customer.
Cash Equivalents
     We consider all highly liquid short-term investments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market value. Approximately $6.0 million and $6.6 million of cash included in cash on hand was restricted as of December 31, 2006 and 2005, respectively, and is not available for general corporate use.
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

Sales of Accounts Receivable
     Our Company’s sales of our receivables to a special purpose entity is accounted for as a sale in accordance with Statement of Financial Accounting Standards No. 140 (SFAS 140), Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.
Inventories
     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory costs include material, labor, and factory overhead. Our maintenance and operating supplies inventory is valued using an average cost method to determine cost. Obsolete or unsaleable inventories are reflected at their estimated net realizable values.
     Total inventories in 2006 and 2005 included the following classifications (in thousands):

(In thousands)	2006	2005

Finished products	$46,499	$58,000
Work-in-process	30,811	38,983
Raw materials	23,021	23,545
Supplies	22,612	26,177

Totals	$122,943	$146,705

Property, Plant and Equipment
     Land, buildings and equipment are carried at cost. Expenditures for maintenance and repairs are charged directly against operations, while major renewals/betterments are capitalized. When properties are retired or otherwise disposed of, the original cost and accumulated depreciation are removed from the respective accounts, and the profit or loss resulting from the disposal is reflected in income. Depreciation is provided over the estimated useful lives of the assets, generally on the straight-line method. Depreciation for financial reporting purposes for office and other equipment is 5 to 7 years, computers and other service equipment 5 to 7 years, heavy machinery 20 to 30 years and other machinery 10 years.
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

Employment-Related Benefits
     Employment-related benefits associated with pensions and postretirement health care are expensed as actuarially determined. The recognition of expense is impacted by estimates made by management, such as discount rates used to value certain liabilities, investment rates of return on plan assets, increases in future wage amounts and future health care costs. Our Company uses third-party specialists to assist management in appropriately measuring the expense and liabilities associated with employment-related benefits.
     We determine our actuarial assumptions for the U.S. and Canadian pension and post retirement plans, after consultation with our actuaries, on December 31 of each year to calculate liability information as of that date and pension and postretirement expense for the following year. In 2006 we began using the Hewitt yield curve method to determine the appropriate discount rate. For the years 2005 and prior the discount rate assumption was based on Moody’s Aa corporate bonds using the average for the month of December.
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
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (SFAS 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. Also, the measurement date, the date at which the benefit obligation and plan assets are measured, is required to be our Company’s fiscal year end. As required by SFAS 158, we adopted the balance sheet recognition provisions at December 31, 2006 which resulted in our Company recording $1.7 million in accumulated comprehensive income for amounts that had not been previously recorded in net periodic benefit cost.
Income Taxes
     Under Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes, deferred tax liabilities and assets are recorded for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. Property, plant and equipment, inventories, prepaid pension, postretirement benefit obligations, and certain other accrued liabilities are the primary sources of these temporary differences. Deferred income tax also includes operating loss and tax credit carryforwards. Our Company establishes valuation allowances to reduce deferred tax assets to amounts it believes are more than likely than not to be realized. These valuation allowances are adjusted based upon changing facts and circumstances.
Goodwill
     Goodwill is evaluated utilizing Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. Under this statement, goodwill is presumed to have an indefinite useful life and, thus, is not amortized, but tested no less than annually for impairment using a lower of cost or fair value approach.
     During the third quarter of 2006, 2005 and 2004, we conducted goodwill impairment reviews, and prepared updated valuations using a discounted cash flow approach based on forward-looking information regarding market share, revenues and costs. Based on the results of these reviews, the fair value exceeded its carrying values, and thus, no impairment charge was recorded. At December 31, 2006 and 2005, we had $77.2 million and $77.1 million of goodwill, net of $10.7 million of accumulated amortization in both 2006 and 2005, which represents our only non-amortizable intangible asset. See Note 8, Deferred Charges of the Notes to Consolidated Financial Statements for a discussion of certain amortizable intangible assets.
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
     We apply the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and by Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, (hereinafter collectively referred to as SFAS 133), for most of our Company’s derivatives. Some of our derivatives are designated as either a hedge of a recognized asset or liability or an unrecognized firm commitment (fair value hedge), or a hedge of a forecasted transaction (cash flow hedge). For fair value hedges, both the effective and ineffective portion of the changes in the fair value of the derivative, along with any gain or loss on the hedged item that is attributable to the hedged risk, are recorded directly to operations. The effective portion of changes in fair value of derivatives that are designated as cash flow hedges are recorded in accumulated other comprehensive income, until the hedged item is realized, when the gain/(loss) previously included in accumulated other comprehensive income is recognized in operations. Our foreign currency hedges are accounted for under Statement of Financial Accounting Standards No. 52 (SFAS 52), Foreign Currency Translation.
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
     The following table summarizes fair value information for our financial instruments:

Assets/(liabilities)	2006		2005
(In thousands)	Carrying value	Fair value	Carrying value	Fair value

Investments in Rabbi Trust (trading portfolio)	—	—	$14	$14
Senior Notes	$(235,718)	$(199,143)	$(235,518)	$(177,523)
Other debt	$(4,282)	$(4,282)	$(1,220)	$(1,220)
Interest rate swap	—	—	$(1,570)	$(1,570)
Foreign currency exchange contracts	$(7)	$(7)	$19	$19
Commodity forward contracts	$(118)	$(118)	$2,268	$2,268
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

Stock Options
     Effective January 1, 2006, we adopted SFAS 123(R) using the modified prospective transition method, which requires measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including stock options, based on fair values. Our financial statements as of December 31, 2006 reflect the impact of SFAS 123(R). Our financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R). Stock-based compensation expense is based on the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense in our Condensed Consolidated Statements of Operations as of December 31, 2006 included compensation expense for unvested stock-based payment awards granted prior to December 31, 2005 (based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123) and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005 (based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R)). In conjunction with the adoption of SFAS 123(R), we elected to attribute the value of stock-based compensation to expense over the periods of service during which each tranche of stock options is earned, which was previously in our pro forma information required under SFAS 123(R).
     Prior to January 1, 2006, our Company applied the intrinsic value method of accounting for stock options as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Since all options granted during 2005 and 2004 had an exercise price equal to or greater than the closing market price of the underlying common stock on the grant date, no compensation expense was recognized. If compensation cost for the Company’s stock-based compensation plans had been recognized for the years ended December 31, 2005 and 2004 under the provisions of SFAS 123(R), the Company’s net loss and loss per share would have increased to the following pro forma amounts:

	Year ended	Year ended
(in thousands except per share data)	December 31, 2005	December 31, 2004
Net income/(loss), as reported	$(38,616)	382
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(677)	(494)

Pro forma net (loss)	$(39,293)	(112)

(Loss) per share:
Basic – as reported	$(2.57)	$0.03
Basic – pro forma	$(2.62)	$(0.01)
Diluted – as reported	$(2.57)	$0.03
Diluted – pro forma	$(2.62)	$(0.01)

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
Research and Development Costs
     Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. Research and development costs were approximately $2.2 million in 2006, $3.1 million in 2005, and $3.5 million in 2004.
Reclassifications
     Certain prior year amounts have been reclassified to conform with the current year presentation. In addition, for 2004, our Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to our discontinued operations, which in prior periods were reported on a combined basis as a single amount. We had no discontinued operations for 2006 or 2005.
Recent Accounting Pronouncements
     During 2006, our Company adopted SFAS 158 and SFAS 123(R) as noted above.
     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (SFAS 151), Inventory Costs, an amendment of ARB No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS 151 requires that these costs be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Our Company adopted SFAS 151 on January 1, 2006, and the adoption of SFAS 151 did not have a material impact on its consolidated financial statements.
     In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations, which requires conditional asset retirement obligations to be recognized if a legal obligation exists to perform asset retirement activities and a reasonable estimate of the fair value of the obligation can be made. FIN 47 also provides guidance as to when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Our Company adopted the provisions of FIN 47 on December 31, 2005. No conditional asset retirement obligations were recognized and, accordingly, the adoption of FIN 47 had no effect on our Company’s financial condition or results of operation.
     On July 13, 2006, the Financial Accounting Standards Board issued Interpretation No 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, clarifying the way companies account for uncertainty in income taxes. This pronouncement is effective for years beginning after December 15, 2006. Based on our current evaluation, management does not anticipate that it will have a material impact.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 provides a common definition of fair value and a framework for measuring assets and liabilities at fair values when a particular standard prescribes it. In addition, the Statement expands disclosures about fair value measurements. As required by SFAS 157, we will adopt this new accounting standard effective January 1, 2008. We are currently reviewing the impact of SFAS 157 on our financial statements. We expect to complete this evaluation in 2007.
     In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB108). SAB 108 provides interpretive guidance on how the effects of the carryover or the reversal of prior year misstatements should be considered when quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both the balance sheet and income statement approach when quantifying a misstatement. Effective December 31, 2006 our Company adopted SAB 108 which did not have a material impact on our Company’s consolidated financial statements.
3. Discontinued Operations
     During the year ended December 31, 2001, we discontinued the operations of Wolverine Ratcliffs, Inc. (WRI), which was previously included in the rod, bar and other products segment. Operating results of the discontinued WRI operations in excess of the previous provision for losses recorded in the fourth quarter of 2001, are as follows:

(In thousands)	2004

Loss before income tax benefit	$(389)
Income tax benefit	(127)

Net loss	$(262)

4. Prepaid Expenses and Other
     Prepaid expenses and other are as follows at December 31:

(In thousands)	2006	2005

Prepaid expenses	$8,310	$4,713
Other assets recording the fair value of hedging instruments (Note 5)	3,107	5,496

Totals	$11,417	$10,209

5. Derivatives
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
     The fair values of these derivative assets are recognized in accrued liabilities in the Consolidated Balance Sheet. Hedge ineffectiveness is recognized in the Consolidated Statement of Operations under cost of goods sold. Information regarding this type of derivative transaction is as follows:

	For the Year Ended December 31,
(In millions)	2006	2005

Gain arising from ineffectiveness included in operations	$2.5	$1.4
Gains reclassed from other comprehensive income (OCI) to operations	$7.6	$3.4

	December 31,
(In millions)	2006	2005

Aggregate notional value of derivatives outstanding	$3.7	$8.8
Period through which derivative positions currently exist	December 2007	December 2006
Gain in fair value of derivatives	$0.3	$2.8
The change in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(0.7)	$(1.2)
Deferred gains/(losses) included in OCI	$(1.4)	$2.3
Gains/(losses) included in OCI to be recognized in the next 12 months	$(1.4)	$2.3
Number of months over which gain in OCI is to be recognized	12	12
     We have firm-price purchase commitments with some of our copper suppliers under which we agree to buy copper at a price set in advance of the actual delivery of that copper to us. Under these arrangements, we assume the risk of a price decrease in the market price of copper between the time this price is fixed and the time the copper is delivered. In order to reduce our market exposure to price decreases, at the time we enter into a firm-price purchase commitment, we also often enter into commodity forward contracts to sell a like amount of copper at the then-current price for delivery to the counterparty at a later date. We account for these transactions as cash flow hedges under SFAS 133. The fair value of these derivative liabilities is recognized in prepaid expenses and other in the Consolidated Balance Sheet. Hedge ineffectiveness is recognized in the Consolidated Statement of Operations under cost of goods sold. Information on this type of derivative transaction is as follows:

	For the Year Ended December 31,
(In millions)	2006	2005

Loss arising from ineffectiveness included in operations	$(2.0)	$(1.3)
Losses reclassed from OCI to operations	$(0.1)	$(4.2)

	December 31,
(In millions)	2006	2005

Aggregate notional value of derivatives outstanding	$8.2	$5.6
Period through which derivative positions currently exist	March 2007	January 2006
Loss in fair value of derivatives	$(0.6)	$0.0
The change in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(0.8)	$(0.6)
Deferred gains included in OCI	$0.9	$0.2
Gains included in OCI to be recognized in the next 12 months	$0.9	$0.2
Number of months over which gain in OCI is to be recognized	3	1
     We have entered into commodity forward contracts to sell copper in order to hedge or protect the value of the copper carried in our inventory from price decreases. During the first three quarters of 2004, these forward contracts were not designated as hedges, and were marked to market each period, with the corresponding gains and losses recorded in cost of goods sold. Beginning in the fourth quarter of 2004, we began accounting for these forward contracts as fair value hedges under SFAS 133. The fair value of these derivative liabilities is recognized in prepaid expenses and other in the Consolidated Balance Sheet. Hedge ineffectiveness is recognized in the Consolidated Statement of Operations under cost of goods sold. Information on this type of derivative transaction is as follows:

	For the Year Ended December 31,
(In millions)	2006	2005
Losses arising from ineffectiveness included in operations	$(3.2)	$(2.7)

	December 31,
(In millions)	2006	2005

Aggregate notional value of derivatives outstanding	$9.1	$29.6
Period through which derivative positions currently exist	March 2007	March 2006
Gains/(losses) in fair value of derivatives	$1.8	$(2.4)
The change in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(0.7)	$(3.2)
     During 2006, we leased our silver inventory from Bank of America, N.A. (BANA) pursuant to a consignment arrangement, and as a result of the termination of the facility in December 2006, we purchased the silver on hand and simultaneously entered into commodity forward contracts to sell silver in order to hedge or protect the value of the silver carried in our inventory from price decreases. Beginning in the fourth quarter of 2006, we began accounting for these forward contracts as fair value hedges under SFAS 133. The fair value of these derivative liabilities is recognized in accrued liabilities in the Consolidated Balance Sheet. Hedge ineffectiveness is recognized in the Consolidated Statement of Operations under cost of goods sold. Information on this type of derivative transaction is as follows:

For the Year Ended December 31,
(In millions)	2006

Gain arising from ineffectiveness included in operations	$0.1

(In millions)	2006

Aggregate notional value of derivatives outstanding	$12.9
Period through which derivative positions currently exist	January 2007
Loss in fair value of derivatives	$(0.4)
The change in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(1.3)
     We have also entered into commodity futures contracts to purchase natural gas to reduce our risk of future price increases. We account for these transactions as cash flow hedges under SFAS 133. The fair value of these derivative assets is recognized in accrued liabilities in the Consolidated Balance Sheet. Hedge ineffectiveness is recognized in the Consolidated Statement of Operations under cost of goods sold. Information on this type of derivative transaction is as follows:

	For the Year Ended December 31,
(In millions)	2006	2005

Gains/(losses) arising from ineffectiveness included in operations	$(0.3)	$2.3
Gains/(losses ) reclassed from OCI to operations	$(2.2)	$3.1

	December 31,
(In millions)	2006	2005

Aggregate notional value of derivatives outstanding	$7.8	$12.2
Period through which derivative positions currently exist	December 2008	December 2008
Gains/(losses) in fair value of derivatives	$(1.2)	$1.9
The change in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(0.7)	$(1.4)
Deferred losses included in OCI	$(2.7)	$(0.3)
Gains/(losses) included in OCI to be recognized in the next 12 months	$(1.3)	$0.5
Number of months over which gain in OCI is to be recognized	24	36
Foreign Currency Exchange Risk
     We are subject to market risk exposure from fluctuations in foreign currencies. Foreign currency exchange forward contracts may be used from time to time to hedge the variability in cash flows from the forecasted payment or receipt of currencies other than the functional currency. We do not enter into forward exchange contracts for speculative purposes. These forward currency exchange contracts and the underlying hedged receivables and payables are carried at their fair values, with any associated gains and losses recognized in current period earnings. These contracts cover periods commensurate with known or expected exposures, generally within three months. As of December 31, 2006, we had forward exchange contracts outstanding to sell foreign currency with a notional amount of $2.4 million. The estimated fair value of these forward exchange contracts to sell foreign currency was an immaterial loss. The effect of a 10% adverse change in exchange rates would reduce the fair value by approximately $0.2 million.

     We also used foreign currency forward exchange contracts to hedge our inventory currency risk in Canada. These contracts were denominated in U.S. and Canadian dollars. Due to the closure of our Montreal facility and the resulting reduction in the mix of Canadian and U.S. dollar denominated sales, we elected to cancel the foreign currency forward exchange hedge as of December 29, 2006.
Interest Rate Risk
     In October 2002, we entered into an interest rate swap transaction on $50.0 million of our 7.375% Senior Notes. The interest rate swap called for semi-annual interest payments on February 1 and August 1, a floating interest rate based upon the nine month LIBOR rate plus a spread of 3.76%, and an August 1, 2008 maturity date.
     On August 25, 2006, we terminated the interest rate swap and paid Wachovia Bank, National Association (Wachovia) $1.8 million representing the interest accrued through the date of termination in August and the termination fee. The termination fee of $1.7 million will be amortized over the remaining life of the 7.375% Senior Notes. As of December 31, 2006, the unamortized amount was $1.4 million. The termination fee, which was locked in on the date of the termination, is the net present value of the amount of interest which exceeded the fixed rate of 7.375% for the balance of the term of the interest rate swap. Taking into account the gain recorded from the inception of the interest rate swap to the termination of $1.1 million and the termination fee of $1.7 million or a net increase in interest of $0.6 million, the effective annual rate of the underlying Senior Notes is 7.578% through the maturity date.
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

6. Property, Plant and Equipment
     Property, plant and equipment at December 31 are as follows:

(In thousands)	2006	2005

Land and improvements	$9,955	$13,995
Building and improvements	44,417	51,065
Machinery and equipment	241,309	294,077
Construction-in-progress	2,998	2,914

	298,679	362,051
Less accumulated depreciation	(165,420)	(180,813)

Totals	$133,259	$181,238

7. Assets Held for Sale
     On September 13, 2006, we announced the planned closure of our manufacturing facilities located in Jackson, Tennessee and Montreal, Quebec. In addition, we also announced our intentions to consolidate the U.S. wholesale distribution facility into the Decatur, Alabama plant location. These actions constitute the first phase of Wolverine’s restructuring and rationalization program, as a part of a strategic planning process and in conjunction with our “Path to Profitability” initiatives, which focus on reducing Wolverine’s North American footprint while continuing to serve and support our customers globally.
     On December 31, 2006, we had a net book value of $11.1 million in assets held for resale as a result of these closings. Assets associated with our Jackson, Tennessee facility account for $6.6 million and assets being held for sale from our Montreal, Quebec closing make up the remaining $4.5 million. The write down or impairment of these fixed assets accounted for a $29.6 million reduction in income from continuing operations.
     The amount of the impairment was determined by comparing the carrying amount of these assets with preliminary estimates of their fair value. The following is the asset impairment charge by location and amount which has been included in “Restructuring and Other Charges” in the accompanying Consolidated Statements of Operations:
Fixed Asset Impairment Charge

		US Wholesale
		Distribution	Jackson,	Montreal,
(in thousands)	Combined	Facility	Tennessee	Quebec

Land	$1,273	$—	$—	$1,273
Building	2,183	71	—	2,112
Equipment	26,171	—	14,760	11,411

Total	$29,627	$71	$14,760	$14,796

     The following indicates the carrying value of assets held for sale:
Assets Held for Sale

		US Wholesale
		Distribution	Jackson,	Montreal,
(in thousands)	Combined	Facility	Tennessee	Quebec

Land	$3,238	$—	$—	$3,238
Building	873	—	—	873
Equipment	7,024	—	6,622	402

Total	$11,135	$—	$6,622	$4,513

8. Deferred Charges
     Deferred charges include debt issuance costs, patents and an intangible pension asset. Debt issuance costs are deferred and amortized over the terms of the debt to which they relate using a method which approximates the interest method.
     Deferred charges are as follows at December 31:

(In thousands)	2006	2005

Deferred debt issuance costs	$12,468	$10,975
Swap termination fee	1,720	—
Patents and other	2,084	1,897
Unrecognized prior service cost for pensions	—	1,507

	16,272	14,379
Less accumulated amortization	(9,164)	(6,645)

Totals	$7,108	$7,734

     Deferred charges other than unrecognized prior service cost for pensions are subject to amortization. There were no unrecognized prior service costs for 2006 as a result of adopting SFAS 158. Net deferred debt issuance and deferred interest rate swap costs of $5.7 million will be amortized utilizing a method which approximates the interest method over a weighted average remaining life of 2 years, resulting in amortization expense of $3.4 million, $2.0 million, and $0.3 million in each of the next three succeeding years beginning in 2007. Net capitalized patents costs of $0.8 million are being amortized on a straight line basis over the patent life. Other net deferred costs of $0.6 million are amortized over the estimated useful life of the intangible asset.

9. Accrued Liabilities
     Accrued liabilities are as follows at December 31:

(In thousands)	2006	2005

Interest	$7,282	$7,304
Taxes	2,813	3,388
Reserve for restructuring	2,650	785
Fair value of derivatives and unsettled derivative liabilities	3,507	10,962
Other accrued operating expenses	10,740	12,513

Totals	$26,992	$34,952

10. Financing Arrangements and Debt
     Long-term debt consists of the following at December 31:

(In thousands)	2006	2005

Secured revolving credit facility, due March 2007	$2,000	$—
Senior Notes, 7.375%, due August 2008	136,750	135,180
Discount on 7.375% Senior Notes, original issue discount amortized over 10 years	(46)	(75)
Senior Notes, 10.5%, due April 2009	99,400	99,400
Discount on 10.5% Senior Notes, original issue discount amortized over 7 years	(386)	(557)
Netherlands facility, 5.13%, due on demand	1,176	4
Other foreign facilities	1,020	1,104
Capitalized leases	86	112

	240,000	235,168
Less short-term borrowings	(1,638)	(248)

Totals	$238,362	$234,920

     Aggregate maturities of long-term debt are as follows:

(In thousands)

2007	$1,638
2008	139,336
2009	99,026

Totals	$240,000

Liquidity Facilities
     As of December 31, 2006, our liquidity facilities consisted of a receivables sale facility of up to $90 million (see Note 11, Receivables Sale Facility) and a secured revolving credit facility of up to $35 million. In addition, during 2006, we maintained a silver consignment and forward contracts facility that terminated in December 2006. The agreements governing our liquidity facilities contain cross default provisions. As of December 31, 2006, we were in compliance with the covenants, including the financial covenants, contained in the agreements governing our liquidity facilities.
Secured Revolving Credit Facility
     On April 28, 2005, we entered into a $35 million amended and restated secured revolving credit facility with Wachovia Bank. During 2006, we amended the agreements governing the secured revolving credit facility four times, principally to accomplish the following:
•	On February 22, 2006, we adjusted the borrowing base to include certain billet inventory and up to $11 million of eligible equipment;

•	On April 4, 2006 and June 9, 2006, we amended the facility to permit the amendments to our receivables sale facility described in Note 11, Receivables Sale Facility of the Notes to Consolidated Financial Statements; and

•	On December 15, 2006, we amended the facility to permit certain adjustments to our former silver consignment and forward contracts facility and our receivables facility in preparation for the ultimate termination of the silver facility in December 2006.
     In addition, effective as of February 16, 2007, we amended one of the agreements governing the receivables sale facility in connection with the implementation of the new HSBC silver consignment facility. This amendment adjusted the receivables sale facility’s minimum fixed charge coverage ratio requirement to be consistent with the same covenant in the secured revolving credit facility, discussed in Note 10, Financing Arrangements and Debt, of the Notes to Consolidated Financial Statements.
     The following summary of our secured revolving credit facility reflects the terms of the governing agreements as amended through December 31, 2006.
     Availability. Our secured revolving credit facility provides for maximum aggregate borrowing availability of up to $35.0 million. The aggregate amount available under the secured revolving credit facility included an $18.0 million sub-limit for letters of credit, and this sub-limit was increased to $24.0 million in the February 2007 amendments.
     Borrowing Base. At any time before the maturity of the facility, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. The borrowing base generally equals the sum of (i) 85% of our eligible U.S. accounts receivable (other than accounts of Wolverine Joining Technologies, LLC and accounts sold pursuant to the receivables sale facility); (ii) 60% of our eligible U.S. inventory (eligible inventory attributable to Wolverine Joining Technologies, LLC is capped at $3.0 million); and (iii) 25% of the net book value of our eligible U.S. equipment, capped at $11.0 million. Currently, none of our accounts receivable are eligible for inclusion in the borrowing base calculation. The administrative agent may establish reserve requirements against the borrowing base, and those reserve requirements and eligibility standards may be adjusted during the term. As of December 31, 2006, the reserve requirement was $3.2 million.

     Interest and Fees. Under our secured revolving credit facility, borrowings generally bear interest, at our option, at the following rates (i) the Eurodollar rate or the LMIR rate plus a margin between 1.75% to 3.00%, depending on the fixed charge coverage ratio of our Company and our consolidated subsidiaries, or (ii) the greater of the prime rate or adjusted federal funds rate plus a margin between 0.00% to 0.50%, depending on the fixed charge coverage ratio. Accrued interest is payable monthly on outstanding principal amounts, quarterly in the case of Eurodollar loans. In addition, fees and expenses are payable based on unused borrowing availability (0.25% to 0.50% per annum, depending on the fixed charge coverage ratio), outstanding letters of credit (1.75% to 3.00% fee, depending on the fixed charge coverage ratio) and administrative and legal costs.
     Maturity. The maturity date of the secured revolving credit facility is April 28, 2008, at which time all amounts borrowed under the facility will be due and outstanding letters of credit must be cash collateralized. The facility may be terminated early upon the occurrence of an event of default.
     Security. The obligations under the secured revolving credit facility are secured by (i) a first priority lien on substantially all of our U.S. assets, including inventory, accounts receivable not sold in the receivables sale facility (but excluding real estate) and equipment (other than leased or owned aircraft) and (ii) a first priority pledge of the capital stock of existing and future first-tier foreign subsidiaries of our Company and our U.S. subsidiaries.
     Covenants. The secured revolving credit facility contains customary representations and warranties, as well as covenants which, among other things, limit our ability to incur additional indebtedness and liens; enter into transactions with affiliates; make acquisitions; pay dividends; redeem or repurchase capital stock or senior notes; make investments or loans; make negative pledges; consolidate, merge or effect asset sales; or change the nature of our business. The secured revolving credit facility also contains the following covenants:
•	a requirement that consolidated Earnings Before Interest, Depreciation and Amortization (EBITDA) for our Company and all of our consolidated subsidiaries (the “Consolidated Parties”) must be greater than or equal to $32.0 million, calculated on a rolling four quarter basis, commencing with the fiscal quarter of the Consolidated Parties ending closest to June 30, 2007 and for each fiscal quarter thereafter (consolidated EBITDA is calculated as the sum of (a) consolidated net income after taxes of the Consolidated Parties for such period excluding extraordinary items of income and as adjusted for certain non-cash items relating to changes in accounting methods and hedge gains and losses, plus (b) the aggregate amount of depreciation and amortization charges made in calculating consolidated net income for such period, plus (c) aggregate consolidated interest expense (net of interest income) for such period, plus (d) the aggregate amount of all income taxes reflected on the consolidated income statements of the Consolidated Parties for such period, plus (e) any backwardation losses between $1.3 and $3.0 million in the last three production months of 2005, plus (f) up to $12.0 million in aggregate non-cash restructuring charges and up to $6.0 million in aggregate cash restructuring charges through December 31, 2006);

•	a requirement that the Consolidated Parties shall not make consolidated capital expenditures (current expenditures for fixed or capital assets as reflected on the financial statements of the Consolidated Parties) in excess of $15.0 million during any fiscal year; and

•	a requirement that, during any period beginning on the date on which the outstanding obligations under the secured revolving credit facility equal or exceed $18.0 million (the February 2007 amendments changed this threshold to $25 million) and continuing until the termination of the facility and repayment of such obligations, the Consolidated Parties shall maintain a fixed charge coverage ratio of not less than the following amounts as of the last day of each month in the periods indicated below:

Period	Ratio

4th Fiscal Quarter 2006 through 2nd Fiscal Quarter 2007	1.10 to 1.0
3rd Fiscal Quarter 2007	1.15 to 1.0
4th Fiscal Quarter 2007 and thereafter	1.20 to 1.0
(the fixed charge coverage ratio is calculated as the ratio of the following (measured for the 12 consecutive month period ending on the measurement date): (a) consolidated EBITDA less certain unfinanced capital expenditures, taxes paid in cash by the Consolidated Parties and cash dividends paid by our Company, to (b) total consolidated cash interest expense (net of interest income) plus the sum of all scheduled principal payments on consolidated funded debt (other than intercompany debt) for the 12 consecutive months beginning on the measurement date).
     Events of Default and Acceleration. The secured revolving credit facility contains customary events of default for credit facilities of this size and type, and includes, without limitation, payment defaults; defaults in performance of covenants or other agreements contained in the transaction documents; inaccuracies in representations and warranties; certain defaults, termination events or similar events with respect to the receivables sale facility; certain defaults with respect to our outstanding senior notes or other indebtedness in excess of $2.5 million; certain bankruptcy or insolvency events; the rendering of certain judgments in excess of $2.5 million; certain ERISA events; certain change in control events and the defectiveness of any liens under the secured revolving credit facility. Obligations under the secured revolving credit facility may be accelerated upon the occurrence of an event of default. Our Company is in compliance with all covenants as of December 31, 2006.
     We had borrowings of $2.0 million under our secured revolving credit facility at December 31, 2006. We also had approximately $6.8 million of standby letters of credit outstanding at December 31, 2006. After taking into account an additional $3.2 million of reserves and other holdbacks we had $19.5 million in additional borrowing availability under our secured revolving credit facility as of that date. As of December 31, 2005, we had no outstanding borrowings under our secured revolving credit facility, approximately $12.5 million of standby letters of credit outstanding, and approximately $11.9 million in additional borrowing capacity available thereunder.
     Our Company is in compliance with the above covenants as of December 31, 2006.
Silver Consignment and Forward Contracts Facility
     During 2006 and 2005, we maintained a silver consignment and forward contracts facility with BANA, pursuant to which BANA consigned certain amounts of silver to us upon request, and we could enter into forward contracts to purchase certain amounts of silver from BANA in the future for a set price. During the third quarter of 2006, BANA notified us of its intention to exit its precious metals business in its entirety, which included BANA’s silver consignment and forward contracts business with us. In connection with BANA’s preparations to exit this business and our evaluation of alternatives to replace the facility, during the fourth quarter of 2006, we entered into two amendments to the facility to, among other things, decrease the maximum value of consigned silver available to us, provide collateral to secure our obligations under the facility, permit certain accounts receivable generated through the sale of inventory containing consigned silver to be sold through our receivables sale facility, and provide for the ultimate termination of the BANA facility on December 21, 2006. On December 22, 2006, we paid BANA approximately $13.0 million to purchase 1.0 million troy ounces of silver on consignment at the termination date of the facility.
New Silver Consignment Facility
     Subsequent to the termination of the BANA facility, we continued pursuing alternatives for a suitable replacement facility with a different provider. On February 16, 2007 we entered into a new silver consignment facility with HSBC Bank USA N.A. (HSBC). Under the consignment facility, we may from time to time request from HSBC, and HSBC may in its sole discretion provide, consignments of silver with an aggregate value of up to the lesser of (a) $25 million and (b) 85% of the aggregate undrawn face amount of letters of credit required to be provided to HSBC pursuant to the consignment facility. Consignment fees, payable monthly, are computed daily based on the rate established by HSBC for each day and are charged on the aggregate value of silver on consignment each day. In addition, upon making a consignment request, we also pay a market premium per troy ounce set by HSBC at the time of the consignment. Upon purchase of any consigned silver, we must either pay HSBC the cash value of the purchased silver or, in certain circumstances with HSBC’s consent, deliver an equal amount of silver to HSBC’s account.
     The consignment facility includes customary representations, warranties, covenants and conditions with which we must comply in order to access the consignment facility. In addition, the consignment of silver to us by HSBC under the consignment facility is conditioned on HSBC’s prior receipt and the continued effectiveness of letters of credit in an aggregate amount such that the value of all outstanding consigned silver under the consignment facility is not more than 85% of the aggregate undrawn face amount of the letters of credit. These letters of credit may be drawn by HSBC to cover any amounts owed to HSBC by us under the consignment facility, as well as any amounts paid to HSBC within 90 days of a bankruptcy filing by us.

     The HSBC consignment facility is a demand facility. Consequently, upon demand by HSBC, all outstanding consigned silver (or the value thereof) and all other obligations under the consignment facility will become due and payable, and HSBC may draw on the letters of credit to cover such amounts. HSBC may make such a demand, in its sole discretion, at any time and from time to time, whether or not an event of default has occurred or we are otherwise in compliance with the consignment facility. Further, at any time upon notice to us, HSBC may terminate the consignment facility and its obligation to consign silver thereunder. Upon termination of the facility, we must make immediate payment for any consigned silver that has not been purchased and paid for (or deliver a like amount of silver to HSBC’s account), and HSBC may credit any amounts then held by it toward our outstanding obligations or draw on the letters of credit.
     Moreover, upon the occurrence of any of the events of default under the consignment facility, our obligations under the consignment facility will become immediately due and payable upon demand by HSBC (or immediately in the case of a bankruptcy or insolvency event), and HSBC may draw on the letters of credit. These events of default include, among others: default in payment or performance of our obligations (or default under any agreement securing or guaranteeing such performance) in connection with the consignment facility; default in payment or performance of any obligations or indebtedness to HSBC or any affiliate; inaccuracy of representations or warranties; certain bankruptcy or insolvency events; loss, theft or damage to, or attachment of, the consigned silver; certain defaults with respect to indebtedness, obligations or liabilities in excess of $2.5 million; the determination by HSBC in good faith that we have suffered a material adverse change; the discontinuance of the operation of our business; failure to renew any letter of credit at least 90 days prior to its expiration date; and certain ratings downgrades with respect to the financial institution issuing the letters of credit.
     On February 16, 2007, we delivered to HSBC letters of credit in an aggregate face amount of $16.5 million, which would permit us to request up to an aggregate of $14.025 million in consigned silver under the facility. On or about February 21, 2007, we sold to HSBC approximately 970,000 troy ounces of silver based on the applicable market price on that date or approximately $13 million, and we immediately consigned 970,000 troy ounces of silver under the facility.
10.5% Senior Notes due 2009
     There was $99.4 million in principal amount of 10.5% Senior Notes at December 31, 2006. The 10.5% Senior Notes were issued pursuant to an Indenture, dated as of March 27, 2002 between us and Wachovia Bank, national Association, as trustees. The 10.5% Senior Notes (i) have interest payment dates of April 1 and October 1 of each year; (ii) are redeemable after the dates and at the prices (expressed in percentages of principal amount on the redemption date), as set forth below:

Year	Percentage
April 1, 2007	105.250%
April 1, 2008	102.625%
April 1, 2009 and thereafter	100.000%

(iii) are senior unsecured obligations and are senior in right of payment to any of our future subordinated obligations, (iv) are guaranteed by certain of our subsidiaries and (v) are subject to the terms of the Indenture governing such Senior Notes, which contain certain covenants, including covenants that limit our ability to, among other things, incur unsecured indebtedness, incur indebtedness for borrowed money secured by certain liens, make certain restricted payments, dispose of certain assets, enter into affiliate transactions, or engage in sale/leaseback transactions.
7.375% Senior Notes due 2008
     There was $136.8 million in principal amount of 7.375% Senior Notes outstanding at December 31, 2006. The 7.375% Senior Notes were issued pursuant to an Indenture, dated as of August 4, 1998 between us and Wachovia, as trustee. The 7.375% Senior Notes: (i) have interest payment dates of February 1 and August 1 of each year; (ii) are redeemable at our option at a redemption price equal to the greater of (a) 100% of the principal amount of the Senior Notes to be redeemed, or (b) the sum of the present value of the remaining scheduled payments of principal and interest thereon from the redemption date to the maturity date, discounted to the redemption date on a semiannual basis at a rate based upon the yield of the specified treasury securities plus 25 basis points, plus, in each case, accrued interest thereon to the date of redemption; (iii) are senior unsecured obligations and are equal priority in right of payment with any of our existing and future senior unsecured indebtedness; (iv) are guaranteed by certain of our subsidiaries; and (v) are subject to the terms of the Indenture governing such senior notes, which contains certain covenants, including covenants that limit our ability to incur indebtedness for borrowed money secured by certain liens and to engage in sale/leaseback transactions.
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
     Our Company is in compliance with the above covenants as of December 31, 2006.
Other Credit Facilities
     We have a credit facility with a Netherlands bank, payable on demand and providing for available credit of up to 2.9 million euros or approximately $3.8 million. At December 31, 2006, we had outstanding borrowings of approximately 0.9 million euros or approximately $1.2 million under this facility. There were $4 thousand in borrowings as of December 31, 2005.
     In 2002, we obtained an interest free loan from the Portuguese government in the amount of 1.9 million euros that matures in 2008. Based on the performance of our Portugal facility, the Portuguese government forgave 40% of the loan, or 0.7 million euros in 2003. Accordingly, we classified 0.7 million euros of the loan as deferred income in 2003, and are amortizing this into income over the life of the equipment purchased with the loan proceeds. The loan balance at December 31, 2006 is 0.9 million euros which equates to $1.0 million U.S. dollars (based on current exchange rates). The loan provides for annual payments in U.S. dollars $0.5 million in 2007 and $0.5 million in 2008.
11. Receivables Sale Facility
     On April 28, 2005, we established a three-year receivables sale facility of up to $45.0 million. During 2006, we amended the agreements governing the receivables sale facility four times, principally to accomplish the following:
•	On February 22, 2006, we instituted a weekly reporting and collections system and made certain adjustments to concentration and reserve calculations that effectively increased availability within the existing $45.0 million commitment;

•	On April 4, 2006, we included certain Canadian accounts receivable in the receivables sale facility and increased the maximum amount available under the facility from $45.0 million to $70.0 million;

•	On June 9, 2006, we increased the maximum amount available under the facility from $70.0 million to $90.0 million; and

•	On December 15, 2006, we included accounts receivable originated by Wolverine Joining Technologies, LLC in the facility, which increased availability within the existing $90.0 million commitment.
     The following summary of our receivables sale facility reflects the terms of the governing agreements as amended through December 31, 2006.
     Structure. Under the receivables sale facility, our Company and our 100% owned subsidiaries Small Tube Manufacturing, LLC, Tube Forming, L.P, Wolverine Joining Technologies, LLC and Wolverine Tube (Canada) Inc. (collectively, the “Originators”) continuously sell certain receivables without recourse to DEJ 98 Finance, LLC (DEJ), a 100% owned, bankruptcy-remote special purpose entity. Wolverine Finance, LLC (Wolverine Finance), a 100% owned subsidiary of our Company, has been engaged by DEJ to service the sold receivables. The books and records of DEJ are included in the consolidated financial statements of our Company for financial reporting purposes.
     The Originators sell, or transfer as a contribution of capital, certain receivables, at a discount and without recourse, to DEJ, whose sole business purpose is the acquisition and financing of the receivables. DEJ can then further sell undivided interests in a specified portion of these receivables, as necessary, to the CIT Group Business Credit Inc. (CIT/BC) and to Variable Funding Capital Company LLC (VFCC), or, to the extent that VFCC elects not to purchase, to Wachovia Bank, National Association (Wachovia) or certain other liquidity banks (collectively, the “Purchasers”) in order to provide the funds required to purchase receivables from the Originators. Proceeds from the collection of the receivables are used by DEJ to purchase additional receivables from the Originators, repay the Purchasers in the event that sufficient additional receivables are not available to maintain their investment, and pay fees and expenses. Our Company has guaranteed the performance by Wolverine Finance and the other

Originators of their obligations under the receivables sale facility. Our Company structured the sale of receivables by the Originators to DEJ and the sale of receivable interests by DEJ as “true sales” under applicable laws. Any interests in the sold receivables which are retained by DEJ, the special purpose, bankruptcy-remote entity, will not be available to our Company or its creditors. The Purchasers have no recourse to our Company’s or the Originators’ assets for losses resulting from the financial inability of customers to pay amounts owed on the receivables when they become due. DEJ is a separate corporate entity with its own creditors who, in the event of DEJ’s liquidation, will be entitled to a claim on DEJ’s assets prior to any distribution to our Company.
     Available Amounts. The amount of cash available to us under the receivables sale facility is based upon the amount of eligible receivables and certain reserves required by the facility. Accordingly, availability may fluctuate over time, perhaps materially, given changes in eligible receivables balances and calculation of reserves, but in no case will it exceed the facility’s $90 million purchase limit. Currently, CIT/BC funds a maximum of $45 million of this purchase limit, with the remainder funded by Wachovia.
     Based upon the servicing report prepared by Wolverine Finance as of December 31, 2006, the value of receivables eligible to be purchased under the receivables sale facility totaled approximately $45.4 million. We had utilized $43.9 million under the facility at December 31, 2006, leaving remaining availability at this date of approximately $1.5 million.
     Costs. Our costs associated with the receivables sale facility depend on which Purchaser funds purchases. Currently, purchases are funded by Wachovia (as liquidity provider, rather than by VFCC, Wachovia’s commercial paper conduit) and by CIT/BC. To the extent that purchases are funded directly by Wachovia (as liquidity provider), our costs, payable monthly, accrue on outstanding balances at the LIBO rate plus 2.00% per annum or at our Company’s option at the base rate plus 50 basis points if our Company’s fixed charge coverage ratio is less than 1:1. Our monthly costs on purchases funded by CIT/BC are based on the LIBO rate plus 2.00% per annum. Commitment fees on the unused portion of the facility are payable monthly at a per annum rate of between 0.35% to 0.50% for Wachovia, depending on our fixed charge coverage ratio, and 0.50% for CIT/BC. DEJ also pays certain fees and expenses of the Purchasers, including an annual administration fee and audit and legal fees of the Purchasers. We also paid structuring fees to Wachovia and CIT/BC at closing.
     Representations, Warranties, Covenants and Indemnities. The receivables sale facility contains representations, warranties, covenants and indemnities customary for facilities of this type.
     Termination. The receivables sale facility is scheduled to expire on April 28, 2008. Although VFCC may elect to purchase undivided ownership interests in receivables, CIT/BC, Wachovia and the other liquidity banks have committed to purchase receivables interests, on the terms and subject to the conditions in the receivables sale facility, until this expiration date. We can terminate the receivables sale facility upon 10 days notice without a termination fee.

     Wachovia, as agent for the Purchasers, can terminate purchases of receivables interests prior to the scheduled expiration date upon the occurrence of certain events, including, among others, non-performance by us of payments or other agreements under the receivables sale facility; inaccuracy of the representations and warranties made in the facility documents; defaults with respect to other obligations of DEJ; defaults with respect to indebtedness in excess of $2.5 million of our Company or our subsidiaries other than DEJ; bankruptcy or insolvency events regarding us or any of our subsidiaries; certain statistics concerning collections of the receivables not meeting specified criteria; certain change of control events; the rendering of judgments in excess of specified amounts against DEJ, us or our subsidiaries; the termination of any of the transaction documents, the cessation of any transfers of receivables under the receivables sale agreements or the ineffectiveness of our performance guarantee; the agent’s interest in the receivables ceasing to be valid; the outstanding amount received by us exceeding the $90 million purchase limit or the aggregate adjusted amount of outstanding receivables; certain events that materially adversely affect the credit quality of receivables or our Company and our subsidiaries taken as a whole; certain ERISA events; defaults in certain financial requirements, which are the same as the financial covenants required under the secured revolving credit facility; and termination of the secured revolving credit facility.
     In accordance with the provisions of SFAS 140, we include in accounts receivable in its consolidated balance sheets the portion of receivables sold to DEJ which have not been resold by DEJ to the Purchasers. At December 31, 2006, the outstanding amount of investment by the Purchasers under the agreements was $43.9 million. Accordingly, accounts receivable in the consolidated balance sheets have been reduced by $43.9 million at December 31, 2006, representing the face amount of the outstanding receivables sold at that date.
     Our Company is in compliance with the above covenants as of December 31, 2006.
12. Interest Expense
     The following table summarizes interest expense, net:

	Year Ended December 31,
(in thousands)	2006	2005	2004

Interest expense – bonds and other	$21,242	$20,862	$22,002
Interest expense – asset securitization	4,397	640	—
Interest expense – revolver	89	165	344
Effect of interest rate swap	637	388	(655)
Interest income	(691)	(1,064)	(637)
Capitalized interest	(104)	(264)	(194)

Interest expense, net	$25,570	$20,727	$20,860

13. Retirement and Pension Plans
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158). We adopted the provisions of the statement as of December 31, 2006. This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in accumulated other comprehensive income in equity, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date (the date at which plan assets and the benefit obligation are measured) is required by SFAS 158 to be our Company’s fiscal year end which is consistent with the measurement we use.
     The following table illustrates the impact adopting SFAS 158 had on the consolidated balance sheets as of December 31, 2006:

	Before		After
	Implementation of	Change due	Implementation of
	SFAS 158	to SFAS 158	SFAS 158

Assets
Deferred income taxes, non-current	$4,508	$691	$5,199

Total Assets	$454,639	$691	$455,330

Liabilities and Stockholder’s Equity
Accounts payable	$39,402	$1,105	$40,507
Total current liabilities	$68,912	$1,105	$70,017
Pension liabilities	$28,928	$(424)	$28,504
Post retirement benefit obligation	$19,136	$(1,651)	$17,485
Total liabilities	$367,124	$(970)	$366,154
Accumulated other comprehensive loss, net	$(11,050)	$1,661	$(9,389)
Total stockholder’s equity	$87,515	$1,661	$89,176

Total liabilities and equity	$454,639	$691	$455,330

     In January 2006, we announced the modernization of our retirement program for the majority of our active U.S. employees. As part of the retirement benefit modernization program, we froze both our U.S. qualified defined benefit plan and Supplemental Benefit Restoration Plan, effective February 28, 2006. Additionally, we terminated the 2002 Supplemental Executive Retirement Plan in December 2005, as previously disclosed. On March 1, 2006, we made enhancements to our 401(k) plan for the employees impacted by the freeze of the defined benefit plan. These enhancements include an automatic three percent contribution to each affected employee’s 401(k) account, a match (the percentage of which is determined annually for the next year) of employees’ discretionary contributions, the addition of a success sharing component to the 401(k) plan, and the provision of transition contributions for five years, based upon an employee’s age and years of service.
     In accordance with Statement of Financial Accounting Standards No. 88 (SFAS 88), Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Plans we recorded charges of $645 thousand and $159 thousand in the fourth quarter of 2005 related to the freezing of the qualified defined benefit plan and the Supplemental Benefit Restoration Plan. We also recorded a $2.6 million charge relating to the termination of the 2002 Supplemental Executive Retirement Plan in the fourth quarter of 2005 that would have otherwise been recorded over time.
     We recorded expense with respect to the 401(k) plans for the three years ended December 31, 2006, 2005 and 2004 as shown in the table below:

(In thousands)	2006	2005	2004
401(k) employer match	$589	$678	$749
3% defined contribution	1,617	—	—
Success share	1,637	—	—
Transition credit	936	—	—

Total	$4,779	$678	$749

     The 401(k) employer match and the 3% defined contribution programs were funded during 2006. We anticipate funding the employees’ 401(k) accounts approximately $2.6 million for success share and the transition credit by the end of the first quarter of 2007.
U.S. Qualified Retirement Plan
     We have a U.S. defined benefit pension plan (U.S. Retirement Plan) that is noncontributory covering the majority of all our U.S. employees fulfilling minimum age and service requirements. Benefits are based upon years of service and a prescribed formula based upon the employee’s compensation. As mentioned above, on February 28, 2006 we froze the benefits available under this plan. As a result of the freeze, all future benefit accruals ceased for U.S. Retirement Plan participants as of February 28, 2006. Participants maintain U.S. Retirement Plan benefits accrued through that date.
     The weighted average asset allocations for our U.S. Retirement Plan at December 31 are as follows:

	2006	2005

Equity securities	59%	59%
Debt securities	39	40
Cash and equivalents	2	1

Total	100%	100%

     The investment policy of our U.S. Retirement Plan states that the overall target allocation of investments should be 60% equities and 40% bonds. The investment policy of our U.S. Retirement Plan states that all assets selected for the portfolio must have a readily ascertainable market value and must be readily marketable. The policy expressly prohibits certain types of assets or transactions including commodities, futures, private placements, warrants, purchasing of securities on margin, selling short, options, derivatives, interest rate swaps, limited partnerships and real estate.
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
     The U.S. qualified pension plans use a December 31 measurement date.
     The amounts recognized in the Consolidated Balance Sheets before taxes are as follows at December 31:

	SFAS 158	SFAS 87
(In thousands)	2006	2005

Accrued benefit liability — noncurrent	$(27,411)	$(33,372)
Intangible asset	N/A	—
Accumulated other comprehensive loss	N/A	29,071

Net amount recognized	$(27,411)	$(4,301)

     As of December 31, 2006, included in accumulated other comprehensive loss was a net actuarial loss of $24.6 million.
     Certain assumptions utilized in determining the benefit obligations for the U.S. Retirement Plan for the years ended December 31 are as follows:

	SFAS 158	SFAS 87
	2006	2005

Discount rate *	5.92%	5.75%
Rate of increase in compensation	3.00%	3.00%

*	Historically, we used Moody’s Aa Corporate Bond Index as a discount rate. Beginning in 2006, we began using the Hewitt Yield Curve, believing it to be a more accurate method to determine bond yield rates. The effect of changing this method increased the discount rate by 0.17%. Had our Company continued to use the Moody’s Aa rate index, the benefit obligation for the qualified pension plan would be $3.4 million higher at December 31, 2006.

     A summary of the components of net periodic pension cost for the U.S. Retirement Plan for the years ended December 31 is as follows:

	SFAS 158	SFAS 87
(In thousands)	2006	2005	2004

Service cost	$795	$4,960	$4,358
Interest cost	9,162	9,928	9,371
Expected return on plan assets	(10,593)	(11,541)	(11,194)
Amortization of prior service cost	—	120	120
Amortization of net actuarial loss	942	1,763	1,236
Effect of curtailment	—	645	—

Net periodic pension cost	$306	$5,875	$3,891

     The amortization of our net actuarial loss in 2006 of $0.9 million is the amortization of total unrecognized losses as of January 1, 2006 that exceeds 10% of our projected benefit obligation, approximately $11.3 million, and is being amortized over the 12 years of the expected average remaining years of service of the plan participants.
     The estimated net actuarial loss that will be amortized from accumulated other comprehensive loss during 2007 is $705 thousand.
     Certain assumptions utilized in determining the net periodic benefit cost for the years ended December 31 are as follows:

	SFAS 158	SFAS 87
	2006	2005	2004

Discount rate	5.75%	6.00%	6.25%
Rate of increase in compensation	3.00%	3.50%	3.50%
Expected long-term rate of return on plan assets	8.25%	9.00%	9.00%
     The expected long-term rate of return on plan assets is selected by taking into account the expected weighted averages of the investments of the assets, the fact that the plan assets are actively managed to mitigate downside risks, the historical performance of the market in general and the historical performance of the U.S. Retirement Plan assets over the past ten years. For the ten year period ended December 31, 2006 and 2005, the U.S. Retirement Plan assets have provided a weighted rate of return of 9.8% and 10.6%, respectively.

     The accumulated benefit obligations at December 31, 2006 and 2005 were $161.7 million and $164.7 million, respectively. The following table sets forth a reconciliation of the projected benefit obligation for the years ended December 31:

	SFAS 158	SFAS 87
(In thousands)	2006	2005

Benefit obligation at the beginning of the year	$164,662	$165,004
Service costs	795	4,960
Interest costs	9,162	9,928
Actuarial loss/(gain)	(4,926)	10,858
Benefits paid	(8,020)	(7,361)
Curtailment	—	(18,727)

Benefit obligation at the end of the year	$161,673	$164,662

     The actuarial gain for the year ended December 31, 2006 results from a $1.5 million gain due to personnel experience and a $3.4 million gain due to the change in the discount rate from 5.75% to 5.92%. The actuarial loss for the year ended December 31, 2005 results from a $4.0 million loss due to personal experience, a $3.1 million gain due to the decrease in the future salary increase assumption from 3.5% to 3.0%, a $5.9 million loss due to the change in the discount rate from 6.00% to 5.75%, and a $4.0 million loss due to the use of an updated mortality rate.
     The following table sets forth a reconciliation of the plan assets for the years ended December 31:

	SFAS 158	SFAS 87
(In thousands)	2006	2005

Fair value of plan assets at the beginning of the year	$131,257	$131,149
Accrued expenses	—	(18)
Accrued interest	—	738
Company contributions	1,829	—
Actual return on plan assets	9,196	6,749
Benefits paid	(8,020)	(7,361)

Fair value of plan assets at the end of the year	$134,262	$131,257

     In 2007, with regard to the U.S. Retirement Plan, we anticipate making mandatory contributions totaling $7.5 million as required by funding regulations or laws.
     The following table sets forth the funded status of the plan and the amounts recognized in our Consolidated Balance Sheets at December 31:

	SFAS 158	SFAS 87
(In thousands)	2006	2005

Funded Status	$(27,411)	$(33,405)
Unrecognized net actuarial loss	N/A	29,104
Unrecognized prior service costs	N/A	—

Funded Status*	$(27,411)	$(4,301)

*	Note: SFAS 158 requires the recording of funded status without detail as required in prior years under SFAS 87.

     The expected future benefits payments for the plan are as follows:

(in thousands)
2007	$8,121
2008	8,545
2009	8,884
2010	9,208
2012	9,532
2013 - 2016	52,918
U.S. Nonqualified Pension Plans
     Our Company previously had two nonqualified pension plans in the United States. The Supplemental Benefit Restoration Plan (the Restoration Plan) was established as of January 1, 1994. The Restoration Plan is a non-funded, defined benefit pension plan that provides benefits to employees identical to the benefits provided by the U.S. Retirement Plan, except that under the U.S. Retirement Plan final average annual compensation for purposes of determining plan benefits for 2006 was capped at $220,000 by Internal Revenue Code. Benefits under the Restoration Plan are not subject to this limitation. However, Restoration Plan benefits are offset by any benefits payable from the U.S. Retirement Plan. We announced the freezing of the Restoration Plan, effective February 28, 2006. As a result of the freeze, all future benefit accruals ceased for Plan participants as of February 28, 2006. Participants maintain Plan benefits accrued through that date.
     Our Company also had previously established, on January 1, 2002, the 2002 Supplemental Executive Retirement Plan (the Executive Plan) to provide retirement benefits to executives who were employed at the level of senior vice president or above and who were approved for participation by the Compensation Committee upon the recommendation of the Chief Executive Officer (CEO). The Executive Plan, in general, provided a monthly benefit to participants at the normal retirement age of 65 of 55% of average pay reduced by benefits under the U.S. Retirement Plan, the Restoration Plan and Social Security. The annual benefit payable to the CEO was increased by $6,000 for each year of service. Benefits became fully vested upon a change in control and were immediately payable in the event of a termination of employment following a change in control. Otherwise, benefits vested upon attaining age 55 and earning 12 years of service. The Executive Plan was terminated by our Company on December 9, 2005, effective December 16, 2005. At the time of the termination of the Executive Plan, there were four participants. No current participants were vested under the Executive Plan on the date of termination other than Dennis Horowitz, our former CEO who retired on December 9, 2005. With the exception of Mr. Horowitz (who retired on December 9, 2005 and whose Executive Plan benefits were paid in 2006), no further benefits will be payable to any participant under the Executive Plan. Benefits due to Mr. Horowitz were paid in 2006: $4.4 million from funds previously held in a rabbi trust and $1.3 million from the general operating funds of our Company.

     The U.S. nonqualified pension plans use a December 31 measurement date.
     The amounts recognized in the Consolidated Balance Sheets before taxes are as follows at December 31:

	SFAS 158	SFAS 87
(In thousands)	2006	2005

Accrued benefit liability — current	$(80)	$—
Accrued benefit liability — noncurrent	(1,093)	(6,913)
Accumulated other comprehensive loss	—	234

Net amount recognized	—	$(6,679)

     As of December 31, 2006, included in accumulated other comprehensive loss was a net actuarial loss of $133 thousand.
     Certain assumptions utilized in determining the benefit obligations for the nonqualified pension plans for the years ended December 31 are as follows:

	SFAS 158	SFAS 87
	2006	2005

Discount rate*	5.83%	5.75%
Rate of increase in compensation	3.00%	3.00%

*	Historically, we used Moody’s Aa Corporate Bond Index as a discount rate. Beginning in 2006, we began using the Hewitt Yield Curve, believing it to be a more accurate method to determine bond yield rates. The effect of changing this method increased the discount rate by 0.17%. Had our Company continued to use the Moody’s Aa rate index, the benefit obligation for the nonqualified pension plan would be $10 thousand higher at December 31, 2006.
     A summary of the components of net periodic pension cost for the nonqualified pension plans for the years ended December 31 is as follows:

	SFAS 158	SFAS 87
(In thousands)	2006	2005	2004

Service cost	$7	$216	$202
Interest cost	66	472	494
Amortization of prior service cost	—	368	367
Amortization of net actuarial loss	2	49	43
Curtailment	—	2,784	—
Settlement	102	261	—

Net periodic pension cost	$177	$4,150	$1,106

     The estimated net actuarial loss that will be amortized from accumulated other comprehensive loss during 2007 is $2 thousand.

     The unfunded accumulated benefit obligation for the nonqualified pension plan was $1.2 million at December 31, 2006. The following table sets forth a reconciliation of the projected benefit obligation for the years ended December 31:

	SFAS 158	SFAS 87
(In thousands)	2006	2005

Benefit obligation at the beginning of the year	$6,923	$8,485
Service costs	7	216
Interest costs	66	472
Actuarial loss	(8)	210
Settlement	(5,735)	—
Curtailment	—	(806)
Benefits paid	(80)	(1,654)

Benefit obligation at the end of the year	$1,173	$6,923

     The following table sets forth a reconciliation of the plan assets for the years ended December 31:

	SFAS 158	SFAS 87
(In thousands)	2006	2005

Fair value of plan assets at the beginning of the year	$—	$—
Company contributions	5,815	1,654
Benefits paid	(80)	(1,654)
Settlement	(5,735)	—

Fair value of plan assets at the end of the year	$—	$—

     In 2007, we anticipate making payments to participants of $0.1 million, which represents the equivalent of the normal amount of benefits.
     The following table sets forth the funded status of the plans and the amounts recognized in our Consolidated Balance Sheets at December 31:

	SFAS 158	SFAS 87
(In thousands)	2006	2005

Funded Status	(1,173)	(6,923)
Unrecognized net actuarial loss	N/A	244
Unrecognized prior service costs	N/A	—

Funded Status*	(1,173)	(6,679)

*	Note: SFAS 158 requires the recording of funded status without detail as required in prior years under SFAS 87.

     The expected future benefits payments for the plan is as follows:

(in thousands)
2007	$80
2008	81
2009	82
2010	80
2011	82
2012 - 2016	430
Canadian Plans
     We sponsor a defined contribution profit-sharing retirement plan for our London, Ontario facility employees who are required to contribute 4% of regular wages, subject to a maximum contribution limit specified by Canadian income tax regulations. Company contributions were $0.1 million in 2006, $0.4 million in 2005 and $0.3 million in 2004.
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
     On September 13, 2006, we announced the decision to close the Montreal, Quebec facility. On January 31, 2007, in connection with the closure, the two Canadian plans were terminated. In accordance with Statement of Financial Accounting Standards No. 88 (SFAS 88), Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Plans during 2006 we recorded $4.2 million in curtailment charges for the Canadian operational and salaried pension plans. It is expected that these plans will be settled late in the second quarter of 2007 and we currently anticipate funding a total of approximately $3.2 million for the two plans. On February 23, 2007 we purchased annuities for the two plans at a rate of return greater than assumed in our disclosures. The result of this positive event will be reflected in a settlement gain net of any remaining funding. We estimate this settlement gain to be approximately $0.8 million.
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
     The investment policy of our Canadian Plans state that investments in assets should be in accordance with the maximum and minimum ranges for each asset category as follows:

	Minimum	Maximum

Debt securities	47%	53%
Cash and equivalents	47%	53%
     The expected long-term rate of return on plan assets is selected by taking into account the expected weighted averages of the investments of the assets, the fact that the plan assets are actively managed to mitigate downside risks, the historical performance of the market in general and the historical performance of the Canadian Plans assets over the past ten years. For the ten year period ended December 31, 2006 and 2005, the Canadian Plans assets have provided a weighted average rate of return of 8.9% and 9.2%, respectively.
     The discount rates utilized in determining the benefit obligations for the Canadian Salaried and Operational Plans were 4.15% and 4.28%, respectively, for the years ended December 31, 2006 and 2005, respectively. The expected rate of increase in compensation used in accounting for the Salaried Plan was 0.0% and 3.0% for the years ended December 31, 2006, and 2005 respectively. The rate of increase in compensation is not applicable in accounting for the Operational Plan for the same periods.
     The December 31, 2006 discount rates reflect the wind-up of the plans in 2007, and are a weighted average of the assumed annuity purchase rate for retirees of 4.0% and the following prescribed rates for determining the present value of benefits for the non-retired members for the Salaried and Operational plans in 2007:

	Salaried Plan	Operational Plan

Years 1 – 10	4.75%	4.75%
Years Thereafter	4.50%	4.50%
Salaried Plan
     The weighted average asset allocation for our Salaried Plan at December 31 is as follows:

	SFAS 158	SFAS 87
	2006	2005

Canadian equity securities	—%	31%
Foreign equity securities	—%	29%
Debt securities	50%	39%
Cash and equivalents	50%	1%

Total	100%	100%

     The amounts recognized in the Consolidated Balance Sheets before taxes are as follows at December 31:

	SFAS 158	SFAS 87
(In thousands)	2006	2005

Accrued benefit liability – current	$(1,176)	$—
Accrued benefit liability — noncurrent	—	(281)
Accumulated other comprehensive loss	N/A	1,802

Net amount recognized	N/A	$1,521

     As of December 31, 2006, included in accumulated other comprehensive loss was a net actuarial loss of $2.0 million.
     A summary of the components of net periodic pension cost for the Salaried Plan for the years ended December 31 is as follows:

	SFAS 158	SFAS 87
(In thousands)	2006	2005	2004

Service cost	$301	$233	$200
Interest cost	598	553	486
Expected return on plan assets	(684)	(588)	(501)
Effect of Curtailment	1,256	—	—
Amortization of net actuarial loss	132	85	100

Net periodic pension cost	$1,603	$283	$285

     The estimated net actuarial loss that will be amortized from accumulated other comprehensive loss during 2007 is $2.0 million.
     Certain assumptions utilized in determining the net periodic benefit cost for the Salaried Plan for the years ended December 31 are as follows:

	SFAS 158	SFAS 87
	2006	2005	2004

Discount rate	5.5%	6.00%	6.25%
Expected long-term rate of return on plan assets	7.0%	7.00%	7.50%

     The accumulated benefit obligations at December 31, 2006 and 2005 for the Salaried Plan were $11.9 million and $10.8 million, respectively. The following table sets forth a reconciliation of the projected benefit obligation for the Salaried Plan for the years ended December 31:

	SFAS 158	SFAS 87
(In thousands)	2006	2005

Benefit obligation at the beginning of the year	$10,809	$9,461
Service costs	301	233
Interest costs	598	553
Actuarial loss	—	1,062
Benefits paid	(1,069)	(845)
Effect of Curtailment	1,256	—
Foreign currency exchange rate changes	(24)	345

Benefit obligation at the end of the year	$11,871	$10,809

     The following table sets forth a reconciliation of the plans assets for the Salaried Plan for the years ended December 31:

	SFAS 158	SFAS 87
(In thousands)	2006	2005

Fair value of plan assets at the beginning of the year	$9,573	$8,618
Actual return on plan assets	1,281	963
Company contribution	936	532
Benefits paid	(1,069)	(845)
Foreign currency exchange rate changes	(26)	305

Fair value of plan assets at the end of the year	$10,695	$9,573

     In 2007, we anticipate providing approximately $1.3 million in contributions to the Salaried Plan.
     The following table sets forth the funded status of the Salaried Plan and the amounts recognized in our Consolidated Balance Sheets at December 31:

	SFAS 158	SFAS 87
(In thousands)	2006	2005

Funded status	$(1,176)	$(1,236)
Unrecognized net actuarial loss	N/A	2,757

Funded Status *	$(1,176)	$1,521

*	Note: SFAS 158 requires the recording of funded status without detail as required in prior years under SFAS 87.
The expected future benefits payments for the Salaried Plan are as follows:

(in thousands)
2007	$11,871
2008	—
2009	—
2010	—
2011	—
2012 - 2016	—

Operational Plan
     The weighted average asset allocation for our Operational Plan December 31 is as follows:

	SFAS 158	SFAS 87
	2006	2005

Canadian equity securities	—	31%
Foreign equity securities	—	29
Debt securities	50%	40
Cash and equivalents	50%	—

Total	100%	100%

     The amounts recognized in the Consolidated Balance Sheets before taxes are as follows at December 31:

	SFAS 158	SFAS 87
(In thousands)	2006	2005

Accrued benefit liability	$(1,599)	$(2,323)
Intangible asset	N/A	1,507
Accumulated other comprehensive loss	N/A	696

Net amount recognized	N/A	$(120)

     As of December 31, 2006, included in accumulated other comprehensive loss was a net actuarial gain of $0.3 million.
     A summary of the components of net periodic pension cost for the Operational Plan for the years ended December 31 is as follows:

	SFAS 158	SFAS 87
(In thousands)	2006	2005	2004

Service cost	$606	$415	$355
Interest cost	1,027	987	908
Expected return on plan assets	(1,158)	(974)	(897)
Effect of Curtailment	2,987	—	—
Amortization of prior service cost	146	115	94

Net periodic pension cost	$3,608	$543	$460

     The estimated net actuarial gain that will be amortized from accumulated other comprehensive loss during 2007 is $0.3 million.

     Certain assumptions utilized in determining the net periodic benefit cost for the years ended December 31 are as follows:

	SFAS 158	SFAS 87
	2006	2005	2004

Discount rate	5.50%	6.00%	6.25%
Expected long-term rate of return on plan assets	7.00%	7.00%	7.50%
     The accumulated benefit obligations at December 31, 2006 and 2005 for the Operational Plan were $20.1 million and $18.2 million, respectively. The following table sets forth a reconciliation of the benefit obligation for the Operational Plan for the years ended December 31:

	SFAS 158	SFAS 87
(In thousands)	2006	2005

Benefit obligation at the beginning of the year	$18,183	$16,629
Service costs	606	415
Interest costs	1,027	987
Amendments	—	533
Actuarial loss	—	458
Benefits paid	(1,255)	(1,416)
Effect of Curtailment	1,582	—
Foreign currency exchange rate changes	(44)	577

Benefit obligation at the end of the year	$20,099	$18,183

     The following table sets forth a reconciliation of the plans assets for the Operational Plan for the years ended December 31:

	SFAS 158	SFAS 87
(In thousands)	2006	2005

Fair value of plan assets at the beginning of the year	$15,859	$14,418
Actual return on plan assets	2,227	1,764
Company contribution	1,735	590
Benefits paid	(1,255)	(1,416)
Foreign currency exchange rate changes	(66)	503

Fair value of plan assets at the end of the year	$18,500	$15,859

     In 2007, we anticipate providing approximately $1.8 million in contributions to the Operational Plan.
     The following table sets forth the funded status of the plans and the amounts recognized for the Operational Plan in our Consolidated Balance Sheets at December 31:

	SFAS 158	SFAS 87
(In thousands)	2006	2005

Funded status	$(1,599)	$(2,323)
Unrecognized net actuarial loss	N/A	696
Unrecognized prior service costs	N/A	1,507

Funded Status*	$(1,599)	$(120)

*	Note: SFAS 158 requires the recording of funded status without detail as required in prior years under SFAS 87.

     The expected future benefits payments for the Operational Plan are as follows:

(in thousands)
2007	$20,099
2008	—
2009	—
2010	—
2011	—
2012 - 2016	—
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
     Net periodic postretirement benefit cost for the years ended December 31 includes the following components:

(In thousands)	2006	2005	2004

Service cost	$383	$753	$676
Interest cost	1,018	1,167	1,081
Amortization of prior service cost	(49)	164	179
Amortization of deferred gain	—	—	(7)
Amortization of net actuarial loss (gain)	(449)	64	—
Effect of special termination benefits	—	6	328

Net periodic postretirement benefit cost	$903	$2,154	$2,257

     The change in benefit obligation for the years ended December 31 includes the following components:

(In thousands)	2006	2005

Benefit obligation at the beginning of the year	$21,961	$19,908
WRI Adjustment	—	512
Service cost	383	753
Interest cost	1,018	1,167
Participants’ contributions	697	791
Amendments	—	(420)
Actuarial loss / (gain)	(2,186)	1,066
Benefits paid	(1,848)	(2,213)
Special termination benefits	—	6
Reduction in ABO due to curtailment gain	(1,214)	—
Foreign currency exchange rate changes	(279)	391

Benefit obligation at the end of the year	$18,532	$21,961

     The following table sets forth the Funded Status of the plans at December 31:

	SFAS 158	SFAS 106
(In thousands)	2006	2005

Prepaid/(Accrued) Benefit Cost	N/A	$21,961
Unrecognized Net Actuarial Loss/(Gain)	N/A	(2,373)
Unrecognized Prior Service Cost	N/A	134

Funded Status *	$18,532	$19,722

*	Note: SFAS 158 requires the recording of unfunded status without detail as required in prior years under SFAS 106.
     The following chart shows the estimated Future Benefit Payments for U.S. plans for the next 5 years, and the aggregate for the five fiscal years thereafter.
Expected Future Benefit Payments

Payments
2007	$1,362
2008	1,385
2009	1,331
2010	1,361
2011	1,381
2012 - 2016	$6,124
The following table reconciles the beginning and ending balances of the fair value of plan assets for year 2006.

(in thousands)	2006	2005

Fair value at beginning of year	$—	$—
Company contributions	878	1,214
Plan participant’s contributions	911	1,014
Benefits paid	(1,789)	(2,228)

Fair value at end of year	$—	$—

     As indicated in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, under SFAS 158 gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost.
     The following chart sets forth the amounts recognized in Accumulated Other Comprehensive Income at December 31, 2006.

(In thousands)	2006

Net transition (asset) / obligation	$—
Prior service cost	(86)
Net (gain) / loss	(5,421)

Total accumulated comprehensive income	$(5,507)

     The following table sets forth the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost during fiscal year 2007.

(In thousands)	2007

Amortization of Transition (Asset) / Obligation	$—
Amortization of Prior Service Costs	(49)
Amortization of Net (Gain) / Loss	(599)

Total Expected Fiscal Year 2007 Contribution	$(648)

     The weighted average discount rate used in determining the postretirement benefit obligation was 5.31% at December 31, 2006 and 5.43% at December 31, 2005. The weighted average discount rate used to determine net periodic benefit cost was 5.30% at December 31, 2006 and 6.00% at December 31, 2005.
     Our best estimate of contributions expected to be paid to the U.S. and Canadian plans during the fiscal year of 2007 is $1.4 million.
For purposes of determining the cost and obligation for pre-Medicare postretirement medical benefits, a 9.0% annual rate of increase in the per capita cost of covered benefits (i.e., health care trend rate) was assumed for our U.S. plan, grading down by 0.5% to an ultimate rate of 5.0% in 2015.

     An 8.5% annual rate of increase in the health care trend rate was assumed for our Canadian plan, and is expected to decrease 1% per year to an ultimate rate of 4.5%. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one percent change in the assumed health care cost trend rate would have had the following effects:

(In thousands)	1% Increase	1% Decrease

U.S. Plan
Effect on total of service and interest cost components	$12	$(11)
Effect on postretirement benefit obligation	$150	$(140)

Canadian Plan
Effect on total of service and interest cost components	$887	$(797)
Effect on postretirement benefit obligation	$11,997	$(10,893)
15. Environmental Matters
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
     We have accrued undiscounted estimated environmental remediation costs of $0.8 million at December 31, 2006, consisting of $0.1 million for the Decatur facility and $0.7 million for the Ardmore facility. Based on information currently available, we believe that the costs of these matters are not reasonably likely to have a material effect on our business, financial condition or results of operations. However, actual costs related to environmental matters could differ materially from the amounts we estimated and accrued at December 31, 2006 if these environmental matters are not resolved as anticipated.
     As result of the closure of the Montreal facility, our Company became subject to certain requirements of the Quebec Environmental Quality Act, which include performing a comprehensive Site Characterization and Rehabilitation Plan. This requires that Phase I and Phase II Environmental Site Assessments (ESA) be performed to determine the amount and extent of any contamination. A Site Rehabilitation Plan and Schedule, based upon the results of the Phase I & II ESAs, also must be submitted to the government for review and approval. Once approved, our Company will perform any required site remediation. The Phase I and Phase II ESAs began in January, 2007.
     In 2006, we established an environmental accrual of $11.0 million for the Montreal facility. With the assistance of outside counsel and environmental consultants, our Company reevaluated environmental reports about the site prepared in 1993 to estimate the costs to meet the requirements of the Environmental Quality Act. The established accrual does not include costs associated with areas that could be contaminated but were not assessed.
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
16. Litigation
     Our facilities and operations are subject to extensive environmental laws and regulations, and we are currently involved in various proceedings relating to environmental matters (see Note 15, Environmental Remediation, of the Notes to Consolidated Financial Statements). We are not involved in any other legal proceedings that we believe could have a material adverse effect upon our business, operating results or financial condition.
17. Income Taxes
     The components of income/(loss) from continuing operations before income taxes for the years ended December 31 are as follows:

(In thousands)	2006	2005	2004

U.S.	$(29,945)	$(35,945)	$(9,000)
Foreign	(39,895)	(4,431)	7,756

Total	$(69,840)	$(40,376)	$(1,244)

     The provision for income taxes for the years ended December 31 consists of the following:

(In thousands)	2006	2005	2004

Continuing operations
Current expense/(benefit):
U.S. Federal	$—	$349	$21
Foreign	215	2,633	(441)
State	30	30	60

Total current	245	3,012	(360)

Deferred expense/(benefit):
U.S.	—	—	(3,444)
Foreign	9,139	(4,772)	1,916

Total deferred	9,139	(4,772)	(1,528)

Total income tax expense/(benefit) –continuing operations	9,384	(1,760)	(1,888)
Income tax benefit – discontinued operations	—	—	(127)

Total income tax expense/(benefit)	$9,384	$(1,760)	$(2,015)

     Deferred income taxes included in our Consolidated Balance Sheets reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the carrying amount for income tax return purposes. Significant components of our deferred tax assets and liabilities are as follows at December 31:

(In thousands)	2006	2005

Deferred tax liabilities:
Basis of property, plant and equipment	$(30,735)	$(31,823)
Goodwill	(4,428)	(3,647)
Other	(4,971)	(1,206)

Total deferred tax liabilities	(40,134)	(36,676)

Deferred tax assets:
Environmental remediation reserves	3,879	902
Net operating loss carryforward	56,058	38,204
Restructuring reserves	15,646	3,953
Inventory valuations	—	2,427
Pension obligation	19,676	21,603
Other	5,533	3,104

Total deferred tax assets	100,792	70,193
Valuation allowance	(56,339)	(20,048)

Total deferred tax assets net of valuation allowance	44,453	50,145

Net deferred tax asset	$4,319	$13,469

     Reconciliation of differences between the statutory U.S. federal income tax rate and our effective tax rate follows for the years ended December 31:

(In thousands)	2006	2005	2004

Income tax benefit at federal statutory rate	$(24,444)	$(14,131)	$(423)
Increase/(decrease) in taxes resulting from:
State and local taxes, net of federal benefit	(1,185)	20	40
Effect of difference in U.S. and foreign rates	(929)	(754)	(1,309)
Other permanent differences	(145)	(420)	(218)
Foreign dividend repatriation	—	537	—
Increase in valuation allowance	35,813	12,637	—
Other	274	351	22

Income tax expense/(benefit) –continuing operations	$9,384	$(1,760)	$(1,888)

     At December 31, 2006, we have U.S. federal, state and foreign net operating loss carryforwards of $105.0 million, $231.9 million and $42.3 million, respectively. These net operating loss carryforwards expire at various times beginning in 2007 through 2026. During 2006, we increased the valuation allowance for U.S. and foreign deferred tax assets from $20.0 million to $56.3 million because it was determined that it was more likely than not that some of these deferred tax assets related to U.S. and foreign net operating loss carryforwards would not be realized. Of this increase, $35.8 million resulted in a charge to operations, and the remainder was charged to other balance sheet accounts. The remaining deferred tax assets of $5.2 million have not been reserved since the company has tax planning strategies which should insure its realizability.
     We also have $0.3 million in government tax credits which may be used to offset tax liabilities in Portugal through 2008. These credits are not reflected in deferred tax assets at December 31, 2006 or 2005. We believe in 2007 the remaining government tax credit will be utilized and our tax holiday will conclude and taxable income in Portugal will be subject to taxes at a rate of 25%.

     Prior to the passage of the American Jobs Creation Act of 2004 (the Act), the undistributed earnings of our foreign subsidiaries were considered to be indefinitely reinvested, and in accordance with APB Opinion No. 23 (APB 23), Accounting for Income Taxes – Special Areas, no provision for U.S. federal or state income taxes had been provided on these undistributed earnings. The Act provided for a special 85% dividends received deduction on the repatriation of certain foreign earnings. As a result of the Act, we repatriated approximately $10.2 million in undistributed foreign earnings from our Chinese subsidiary during 2005. We took a tax charge for U.S. federal income taxes of approximately $0.5 million in the first quarter 2005 associated with the repatriation of these funds. At December 31, 2006, the undistributed earnings of our foreign subsidiaries amounted to approximately $60.8 million. Foreign withholding taxes of $3.6 million would also be payable upon remittance of any previously unremitted earnings at December 31, 2006. The exact amount of the charge depends on the pending technical corrections to the legislation and expected interpretive guidance to be issued by the Internal Revenue Service.
     In December 2004, the FASB issued Staff Position No. FAS 109-1, Application of SFAS 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004 (FSP 109-1). FSP 109-1 states that qualified domestic production activities should be accounted for as a special deduction under SFAS 109, and not treated as a rate reduction. The provisions of FSP 109-1 are effective immediately. Our Company did not qualify for this benefit during 2006 and will continue to monitor its applicability in future years.
18. Accumulated Other Comprehensive Loss
     The components of accumulated other comprehensive loss at December 31, are as follows:

	Foreign		Minimum Pension
	Currency	Unrealized Gain	Liability
	Translation	(Loss) on Cash Flow	Adjustment,	Accumulated Other
(In thousands)	Adjustment	Hedges, Net of Tax	Net of Tax	Comprehensive Loss

Balance at December 31, 2003	$(417)	$1,662	$(11,755)	$(10,510)
Activity in 2004	7,565	229	(881)	6,913
Reclassification adjustment for realized cash flow hedge losses	—	(1,662)	—	(1,662)

Balance at December 31, 2004	$7,148	$229	$(12,636)	$(5,259)
Activity in 2005	165	2,253	(10,900)	(8,482)
Reclassification adjustment for realized cash flow hedge losses	—	(229)	—	(229)

Balance at December 31, 2005	$7,313	$2,253	$(23,536)	$(13,970)
Activity in 2006	4,736	(3,424)	3,861	5,173
Adjustment to initially apply SFAS 158, net of taxes	—	—	1,661	1,661
Reclassification adjustment for realized cash flow hedge losses	—	(2,253)	—	(2,253)

Balance at December 31, 2006	$12,049	$(3,424)	$(18,014)	$(9,389)

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
     Our Company’s Stockholder Rights Plan, which was adopted by the Board in 1996, expired on February 23, 2006.
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
     Our stock option plans are summarized as follows:

	2003 Equity	2001	1993	1993 Equity		Weighted-
	Incentive	Directors’	Directors’	Incentive		Average Exercise
	Plan	Plan	Plan	Plan	Option Price	Price
	(Number of Shares)

Outstanding at December 31, 2003	2,000	127,882	161,184	1,499,233	$4.05 - $25.25	$9.30
Granted	239,245	6,000	—	—	$10.54 - $10.74	$10.55
Exercised	—	—	—	(168,247)	$4.05 - $11.90	$6.64
Forfeited	—	—	—	(41,354)	$4.05 - $22.25	$10.39

Outstanding at December 31, 2004	241,245	133,882	161,184	1,289,632	$4.05 - $25.25	$9.70
Granted	326,399	45,000	—	—	$4.93 - $ 8.95	$8.13
Exercised	—	—	—	(88,125)	$4.05 - $ 8.60	$6.70
Forfeited	(62,445)	—	—	(135,656)	$4.05 - $25.25	$10.29

Outstanding at December 31, 2005	505,199	178,882	161,184	1,065,851	$4.05 - $25.25	$9.47
Granted	110,550	8,000	—	—	$2.76 - $ 3.90	$3.82
Exercised	—	—	(417)	—	$4.05 - $ 4.05	$4.05
Forfeited	(37,200)	(66,760)	(90,572)	(50,399)	$3.88 - $22.25	$9.05

Outstanding at December 31, 2006	578,549	120,122	70,195	1,015,452	$2.94 – $22.25	$9.15

Exercisable at:
December 31, 2004	667	133,882	161,184	1,000,464	$4.05 - $25.25	$10.60
December 31, 2005	454,032	158,882	161,184	1,014,609	$4.05 - $22.25	$9.79
December 31, 2006	436,633	106,790	72,611	1,013,236	$2.94 - $22.25	$9.60

     There were no options outstanding at December 31, 2006 that were issued prior to August 1993. The number of options outstanding, weighted average exercise price, weighted average remaining contractual life, vested options and the weighted average exercise price of vested options outstanding at December 31, 2006 were 1,784,318, $9.15, 5.5 years, 1,629,270 and $9.60, respectively.
     At December 31, 2005, we had stock-based employee and outside director compensation plans. Effective January 1, 2006, the Company adopted SFAS 123(R) utilizing the modified prospective method. SFAS 123(R) requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including stock options based on their fair values. The Company’s financial statements for the fourth quarter and twelve months ended December 31, 2006 reflect the impact of SFAS 123(R).
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
     Upon adoption of SFAS 123(R), the Company elected to value its stock-based payment awards granted beginning in fiscal year 2006 using the Black-Scholes option-pricing model (Black-Scholes model), which was previously used for pro forma information. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of certain assumptions. The determination of fair value of stock-based payment awards on the date of grant using the Black-Scholes model is affected by our stock price as well as the input of other subjective assumptions, including: expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility is determined based upon actual historical stock price movements over the expected option term. Expected pre-vesting forfeitures are estimated based on actual historical pre-vesting forfeitures for the expected option term. The expected option term is calculated using the “simplified” method permitted by Staff Accounting Bulletin No. 107, which the Company has applied in its adoption of SFAS 123(R). Our options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.
     The adoption of SFAS 123(R) resulted in stock-based compensation expense for the year ended December 31, 2006 of approximately $0.3 million, all of which was recorded in selling, general and administrative expenses. This expense increased the loss per share by $0.02 per basic share for the year ended December 31, 2006.

     The Company recorded stock-based compensation expense for the year ended December 31, 2006 and December 31, 2005 as follows:

	Year Ended	Year Ended
(in thousands)	December 31, 2006	December 31, 2005

Stock-based compensation expense:
Non-qualified stock options	$273	$—
Restricted stock	276	624

Total stock-based compensation expense	$549	$624

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
     As of December 31, 2006, the Company had not yet recognized compensation expense on the following non-vested awards:

		Average Remaining
	Non-vested	Recognition Period
(in thousands)	Compensation	(Months)

Non-qualified stock options	$222	33
Restricted stock awards	$280	27

Total	$502	30

     The determination of the fair value of the stock option awards granted during the year ended December 31, 2006, using the Black-Scholes model, incorporated the assumptions set forth in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on historical volatility. Expected life is based on historical experience and consideration of changes in option terms.

Year Ended Decmber 31, 2006
Expected stock price volatility	32.0%-50%
Expected life (in years)	5
Risk-free interest rate	4.79%
Expected dividend yield	0%

     The following table summarizes stock options outstanding and changes during the year ended December 31, 2006:

			Weighted Average	Intrinsic Value of
		Weighted Average	Remaining Life	Unexercised in the
	Shares	Exercise Price	(Years)	Money Options

Options outstanding — January 1, 2006	1,905,792	$9.46	5.7	$—
Granted	118,550	$3.81	5.0	—
Exercised	(417)	$4.05	—	—
Cancelled or expired	(239,607)	$9.05	—	—

Options outstanding – December 31, 2006	1,784,318	$9.15	5.5	$—
Unvested	(155,048)	$4.33	9.1	—

Options exercisable – December 31, 2006	1,629,270	$9.60	5.5	$—

     The range of exercise prices of the exercisable options and outstanding options at December 31, 2006 are as follows:

			Weighted
	Number of	Number of	Average
	Exercisable	Outstanding	Remaining
Weighted Average Exercise Price	Options	Options	Life (Years)

$2.94 - $4.11	208,309	315,359	7.3
$4.12 - $8.23	95,762	143,760	7.7
$8.24 - $12.34	1,062,683	1,062,683	5.3
$12.35 - $16.45	241,516	241,516	3.1
$16.46 - $20.57	15,000	15,000	2.9
$20.58 - $24.68	6,000	6,000	2.1

Totals	1,629,270	1,784,318	5.5

     Restricted stock award activity for the year ended December 31, 2006 is summarized below:

		Weighted Average
		Grant Date Fair
	Shares	Value per Award

Unvested restricted stock awards — January 1, 2006	80,467	$7.51
Granted	65,925	$3.88
Vested	(44,389)	$8.26
Cancelled or expired	(5,086)	$7.10

Unvested restricted stock awards – December 31, 2006	96,917	$4.67

21. Commitments
     We lease certain assets such as motorized vehicles, distribution and warehousing space, computers, office equipment and production testing equipment. Terms of the leases, including purchase options, renewals and maintenance costs, vary by lease. Minimum future rental commitments under our operating leases having non- cancelable lease terms in excess of one year totaled approximately $2.8 million as of December 31, 2006 and are payable as follows: $1.4 million in 2008, $1.0 million in 2009 and $0.3 million in 2010. Rental expense for operating leases was $4.4 million in 2006, $3.9 million in 2005 and $3.8 million in 2004.
     At December 31, 2006, we had commitments of $0.1 million for capital expenditures.

     At December 31, 2006, we had commitments to purchase approximately 49.3 million pounds of copper in 2007 from suppliers to be priced at COMEX at either the date of shipment or average for the month plus an average premium of approximately $0.04 per pound. Based upon a copper price of $2.75 per pound, this commitment totals approximately $137.6 million.
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
     The accounting policies for each of the reportable segments are the same as those described in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements. We evaluate the performance of our operating segments based on sales and gross profit; however, we do not allocate asset amounts and items of income and expense below gross profit.
     Summarized financial information concerning our reportable segments is shown in the following table:

			Rod, Bar
(In thousands)	Commercial	Wholesale	& Other	Consolidated

Year ended December 31, 2006:
Sales	$1,009,343	$310,993	$82,706	$1,403,042
Gross profit	30,912	22,656	966	54,534

Year ended December 31, 2005:
Sales	$619,159	$195,325	$59,021	$873,505
Gross profit	19,422	650	1,571	21,643

Year ended December 31, 2004:
Sales	$570,666	$165,215	$61,994	$797,875
Gross profit/(loss)	52,918	5,924	4,839	63,681

     Our manufacturing operations are primarily conducted in the U.S. and Canada. We also have manufacturing facilities in Shanghai, China, Esposende, Portugal and Monterrey, Mexico.
     In 2006, 2005 and 2004, no customer accounted for as much as 10% of our net sales.

     Sales to unaffiliated customers and long-lived assets are based on our Company’s location providing the products:

			Other Foreign
(In thousands)	U.S.	Canada	Operations	Consolidated

Year ended December 31, 2006:
Sales	$1,010,572	$294,016	$98,454	$1,403,042
Long-lived assets	193,269	21,503	19,936	234,708

Year ended December 31, 2005:
Sales	$623,450	$190,897	$59,158	$873,505
Long-lived assets	215,487	47,738	17,111	280,336

Year ended December 31, 2004:
Sales	$558,892	$186,680	$52,303	$797,875
Long-lived assets	238,992	34,831	18,063	291,886

     Information concerning enterprise-wide revenues by product line is shown in the following table:

(In thousands)	2006	2005	2004

Commercial Products:
Tube Products	$723,107	$404,753	$362,955
Fabricated Products	189,299	140,732	130,117
Other Products	96,937	73,674	77,594

Sub-total	1,009,343	619,159	570,666

Wholesale Products	310,993	195,325	165,215
Rod, bar and other	82,706	59,021	61,994

Total	$1,403,042	$873,505	$797,875

     Included in “Other Products” in Commercial Products above, are our Company’s metal joining and copper alloy product lines as individually each of those product lines represent less than 10% of our Company’s total sales for each year.
23. Restructuring and Other Charges
     On September 13, 2006, we announced the planned closure of our manufacturing facilities located in Jackson, Tennessee and Montreal, Quebec. In addition, we also announced moving our U.S. wholesale distribution facility into the Decatur, Alabama plant location. These actions constituted the first phase of Wolverine’s restructuring and rationalization program, as a part of our strategic planning process and in conjunction with our “Path to Profitability” initiatives, which focus on reducing our Company’s North American footprint while continuing to serve and support our customers globally. According to plan, the operations at the Montreal,

Quebec and Jackson, Tennessee facilities were phased out by the end of the year. The consolidation of the U.S. wholesale distribution facility was also completed by the end of 2006.
     We continue to serve most of our customers previously supplied by these closed facilities through alternate means. Customers of the Jackson plant are now serviced through our global value added strategic sourcing programs. Production of wholesale and industrial copper tube formerly manufactured in our Montreal facility was successfully transferred to our other facilities, including operations in London, Ontario and Decatur, Alabama.
     The closing of the two production facilities and the consolidation of the U.S. wholesale distribution facilities required our Company to take restructuring and impairment charges before tax totaling $57.6 million ($44.0 million after tax), of which $38.4 million was non-cash and $19.2 million required cash outlays. The two facilities that were closed employed approximately 400 persons at the time of announcement. The annual pre-tax benefit associated with these actions is estimated to be approximately $6.0 million. Additionally, we recorded $7.4 million of professional advisory fees in conjunction with our strategic planning and balance sheet restructuring efforts.
     Restructuring expenses / (credits) for the years ended December 31, 2006, 2005, and 2004 are as follows:

(In thousands)	2006	2005	2004

Roxboro, NC closing	$—	$(75)	$1,413
Booneville, MS closing	—	(420)	623
Employee severance	—	1,297	500
Sale of Company aircraft	—	614	—
Montreal, Quebec closing	40,745	—	—
Jackson, Tennessee closing	16,475	—	—
U.S. Wholesale dist. relocation	429	—	—
Other	(47)	0	—

Totals	$57,602	$1,416	$2,536

The following set forth the major types of costs associated with each of the 2006 restructuring activities:
Montreal, Quebec Closing

		Charges Incurred as of
Major Type Costs	Estimated Charges	December 31,
Impair and Liquidate current assets	$9,322	$3,918
Employee related costs	9,932	9,640
Environmental remediation	11,538	11,538
Wind down & Carrying costs	4,629	814
Other costs	438	39
Fixed asset impairment	14,796	14,796

Total	$50,655	$40,745

Jackson, Tennessee Closing

		Charges Incurred as
Major Type Costs	Estimated Charges	of December 31,

Impair and Liquidate current assets	$762	$746
Employee related costs	388	301
Environmental remediation	75	75
Wind down & Carrying costs	339	334
Other costs	695	259
Fixed asset impairment	14,760	14,760

Total	$17,019	$16,475

Wholesale Distribution Relocation

		Charges Incurred as of
Major Type Costs	Estimated Charges	December 31,

Cost to move inventory	$40	$30
Building lease termination	328	328
Other costs	5
Fixed asset impairment	71	71

Total	$444	$429

     In 2006, we recorded a credit of $47 thousand which represents the difference between actual and reserved amounts in 2005. At December 31, 2006 and 2005, we had $2.6 million and $0.8 million of remaining accruals related to the above activities on the balance sheet.
24. Earnings/(Loss) Per Share
     The following table sets forth the computation of earnings/(loss) per share for the years ended December 31:

	2006	2005	2004

(In thousands, except per share amounts)
Income/(loss) from continuing operations	$(79,224)	$(38,616)	$644
Loss from discontinued operations, net of tax	—	—	(262)

Net income/(loss) available to common shares	$(79,224)	$(38,616)	$382

Basic weighted average common shares	15,071	15,022	13,650
Dilutive stock options	—	—	342

Diluted weighted average common and common equivalent shares	15,071	15,022	13,992

Earnings/(loss) per common share—basic:
Continuing operations	$(5.26)	$(2.57)	$0.05
Discontinued operations	—	—	(0.02)

Net income/(loss) per common share –basic	$(5.26)	$(2.57)	$0.03

Earnings/(loss) per common share—diluted (1):
Continuing operations	$(5.26)	$(2.57)	$0.05
Discontinued operations		—	(0.02)

Net income/(loss) per common share –diluted	$(5.26)	$(2.57)	$0.03

(1)	To the extent that stock options and unvested restricted stock are anti-dilutive, they are excluded from the calculation of diluted earnings/(loss) per share in accordance with SFAS 128.
     In 2006, we recognized $65.1 million in restructuring and other charges associated with the closure of our Montreal, Quebec, Jackson, Tennessee, and U.S. commodity depot facilities and non-recurring advisory fees and expenses. The effect these charges had on basic earnings per share is a loss of $3.62.
     We had additional stock options outstanding of approximately 1.8 million, 1.5 million and 0.9 million at December 31, 2006, 2005, and 2004, respectively, which were not included in the computation of potentially dilutive securities, because the options’ exercise prices were greater than the average market price of the common shares.
25. Quarterly Results of Operations (Unaudited)
     The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2006 and 2005:

2006	April 2	July 2	October 1	December 31
(In thousands, except per share amounts)
Net sales	$298,312	$417,984	$396,100	$290,646
Gross profit	10,882	29,137	9,771	4,744
Net income/(loss)	$(2,117)	$6,409	$(49,520)	$(33,996)

Basic income/(loss) per common share:	$(0.14)	$0.43	$(3.29)	$(2.25)

Diluted earnings/(loss) per common share:	$(0.14)	$0.42	$(3.29)	$(2.25)

2005	April 3	July 3	October 2	December 31
(In thousands, except per share amounts)
Net sales	$213,482	$196,321	$225,704	$237,998
Gross profit	10,060	5,654	(1,911)	7,840

Net income/(loss)	$(2,482)	$(5,682)	$(11,198)	$(19,254)

Basic income/(loss) per common share:	$(0.17)	$(0.38)	$(0.74)	$(1.28)

Diluted income/(loss) per common share:	$(0.17)	$(0.38)	$(0.74)	$(1.28)
26. Condensed Consolidating Financial Information
     The following tables present condensed consolidating financial information for: (a) Wolverine Tube, Inc. (the Parent) on a stand-alone basis; (b) on a combined basis, the guarantors of the 10.5% Senior Notes and 7.375% Senior Notes (Subsidiary Guarantors), which include TF Investor, Inc.; Tube Forming, L.P.; Wolverine Finance, LLC; Wolverine China Investments, LLC; Small Tube Manufacturing, LLC; Wolverine Joining Technologies, LLC; WT Holding Company, Inc. and Tube Forming Holdings, Inc.; and (c) on a combined basis, the Non-Guarantor Subsidiaries, which include Wolverine Tube (Canada) Inc.; 3072452 Nova Scotia Company; 3072453 Nova Scotia Company; 3072996 Nova Scotia Company; Wolverine Tube Canada Limited Partnership; Wolverine Tube (Shanghai) Co., Limited; Wolverine European

Holdings BV; Wolverine Tube Europe BV; Wolverine Tube, BV; Wolverine Tubagem (Portugal), Lda; Wolverine Joining Technologies Canada, Inc.; Wolverine Europe; Wolverine Asia, Limited; WLVN de Latinoamerica, S. de R.L. de C.V.; and WLV Mexico, S. de R.L. de C.V. Each of the Subsidiary Guarantors is 100% owned by Wolverine Tube, Inc. The guarantees issued by each of the Subsidiary Guarantors are full, unconditional, joint and several. Accordingly, separate financial statements of the 100% owned Subsidiary Guarantors are not presented because the Subsidiary Guarantors are jointly, severally and unconditionally liable under the guarantees, and we believe separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors. Furthermore, there are no significant legal restrictions on the Parent’s ability to obtain funds from its subsidiaries by dividend or loan.
     The Parent is comprised of Alabama, Oklahoma, Tennessee, and Mississippi manufacturing operations and certain corporate management, sales and marketing, information services and finance functions.
Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Year Ended December 31, 2006

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)
Net sales	$865,339	$215,653	$442,446	$(120.396)	$1,403,042
Cost of goods sold	843,865	193,965	431,074	(120,396)	1,348,508

Gross profit	21,474	21,688	11,372	—	54,534
Selling, general and administrative expenses	23,137	3,013	5,023	—	31,173
Advisory fees and expenses	7,434	—	—	—	7,434
Restructuring and other charges	16,822	(7)	40,787	—	57,602

Operating income/(loss)	(25,919)	18,682	(34,438)	—	(41,675)
Other expenses (income):
Interest expense, net	21,474	(6)	4,102	—	25,570
Amortization and other, net	9,612	(10,127)	3,110	—	2,595
Equity in earnings/(loss) of subsidiaries	(31,371)	—	—	31,371	—

Income/(loss) before income taxes	(88,376)	28,815	(41,650)	31,371	(69,840)
Income tax expense/(benefit) provision	(9,152)	9,795	8,741	—	9,384

Net income/(loss)	$(79,224)	$19,020	$(50,391)	$31,371	$(79,224)

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Year Ended December 31, 2005

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)
Net sales	$504,481	$163,890	$282,657	$(77,523)	$873,505
Cost of goods sold	500,930	148,779	279,676	(77,523)	851,862

Gross profit	3,551	15,111	2,981	—	21,643
Selling, general and administrative expenses	29,050	3,210	4,814	—	37,074
Restructuring and other charges	1,179	73	164	—	1,416

Operating income/(loss)	(26,678)	11,828	(1,997)	—	(16,847)
Other expenses (income):
Interest expense, net	20,708	(38)	57	—	20,727
Amortization and other, net	7,068	(5,431)	1,165	—	2,802
Equity in earnings/(loss) of subsidiaries	10,318	—	—	(10,318)	—

Income/(loss) before income taxes	(44,136)	17,297	(3,219)	(10,318)	(40,376)
Income tax expense/(benefit) provision	(5,520)	5,850	(2,090)	—	(1,760)

Net income (loss)	$(38,616)	$11,447	$(1,129)	$(10,318)	$(38,616)

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Year Ended December 31, 2004

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)
Net sales	$434,851	$157,620	$268,198	$(62,794)	$797,875
Cost of goods sold	408,699	138,304	249,985	(62,794)	734,194

Gross profit	26,152	19,316	18,213	—	63,681
Selling, general and administrative expenses	29,414	3,346	4,499	—	37,259
Restructuring and other charges	2,563	(27)	—	—	2,536

Operating income/(loss) from continuing operations	(5,825)	15,997	13,714	—	23,886
Other expenses (income):
Interest expense, net	21,736	(39)	(837)	—	20,860
Loss on extinguishment of debt	3,009	—	—	—	3,009

Amortization and other, net	7,788	(13,069)	6,542	—	1,261
Equity in earnings/(loss) of subsidiaries	24,953	—	—	(24,953)	—

Income/(loss) from continuing operations before income taxes	(13,405)	29,105	8,009	(24,953)	(1,244)
Income tax expense/(benefit) provision	(13,787)	10,448	1,451	—	(1,888)

Income/(loss) from continuing operations	382	18,657	6,558	(24,953)	644
Loss from discontinued operations, net of tax	—	—	(262)	—	(262)

Net income	$382	$18,657	$6,296	$(24,953)	$382

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
December 31, 2006

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)
Assets
Current assets
Cash and equivalents	$7,470	$—	$16,263	$—	$23,733
Accounts receivable, net	8,426	338	53,765	—	62,529
Inventories	47,211	46,537	29,195	—	122,943
Prepaid expenses and other	9,472	1,381	564	—	11,417

Total current assets	72,579	48,256	99,787	—	220,622
Property, plant and equipment, net	81,119	24,346	27,794	—	133,259
Goodwill, net	—	75,504	1,739	—	77,243
Deferred charges, net	5,560	65	1,483	—	7,108
Deferred taxes, non-current	7,385	(7,385)	5,199	—	5,199
Assets held for resale	6,622	—	4,513	—	11,135
Notes receivable	—	—	764	—	764
Investments in subsidiaries	456,087	325	—	(456,412)	—

Total assets	$629,352	$141,111	$141,279	$(456,412)	$455,330

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$19,922	$4,064	$16,521	$—	$40,507
Accrued liabilities	(3,455)	22,825	7,622	—	26,992
Short-term borrowings	(63)	87	1,614	—	1,638
Deferred income Taxes	(1,686)	1696	870	—	880
Intercompany Balances	251,944	(227,000)	(24,944)	—	—

Total current liabilities	266,662	(198,328)	1,683	—	70,017
Long-term debt	237,719	33	610	—	238,362
Pension liabilities	28,504	—	—	—	28,504
Postretirement benefit obligation	6,478	—	11,007	—	17,485
Accrued environmental remediation	813	—	10,973	—	11,786

Total liabilities	540,176	(198,295)	24,273	—	366,154

Stockholders’ equity	89,176	339,406	117,006	(456,412)	89,176

Total liabilities and stockholders’ equity	$629,352	$141,111	$141,279	$(456,412)	$455,330

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
December 31, 2005

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)
Assets
Current assets
Cash and equivalents	$4,571	$—	$22,758	$—	$27,329
Accounts receivable, net	7,965	6,930	89,291	—	104,186
Inventories	64,418	44,631	37,656	—	146,705
Prepaid expenses and other	7,425	1,528	1,256	—	10,209

Total current assets	84,379	53,089	150,961	—	288,429
Property, plant and equipment, net	108,275	27,001	45,962	—	181,238
Goodwill, net	—	75,505	1,559	—	77,064
Deferred charges, net	5,382	125	2,227	—	7,734
Deferred taxes, non-current	7,174	(7,174)	13,469	—	13,469
Notes receivable	—	—	831	—	831
Investments in subsidiaries	484,383	325	—	(484,708)	—

Total assets	$689,593	$148,871	$215,009	$(484,708)	$568,765

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$35,364	$18,635	$17,803	$—	$71,802
Accrued liabilities	9,350	17,969	7,633	—	34,952
Short-term borrowings	—	24	224	—	248
Intercompany balances	195,247	(209,227)	13,980	—	—

Total current liabilities	239,961	(172,599)	39,640	—	107,002
Long-term debt	233,948	58	914	—	234,920
Pension liabilities	40,285	—	2,604	—	42,889
Postretirement benefit obligation	11,167	—	8,555	—	19,722
Accrued environmental remediation	930	—	—	—	930

Total liabilities	526,291	(172,541)	51,713	—	405,463

Stockholders’ equity	163,302	321,412	163,296	(484,708)	163,302

Total liabilities and stockholders’ equity	$689,593	$148,871	$215,009	$(484,708)	$568,765

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Year Ended December 31, 2006

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)
Operating Activities
Net income/(loss)	$(79,224)	$19,020	$(50,391)	$31,371	$(79,224)
Depreciation and amortization	9,742	3,042	4,193	—	16,977
Deferred income taxes	(1,896)	1,906	9,129	—	9,139
Stock compensation expense	549	—	—	—	549
Loss on disposal of fixed assets	26	(4)	—	—	22
Impairment of assets	15,577	—	18,714	—	34,291
Non-cash environmental and other restructuring	842	(8)	13,401	—	14,235
Sale of accounts receivable	—	—	24,882	—	24,882
Equity in earnings of subsidiaries	31,371	—	—	(31,371)	—
Changes in operating assets and liabilities	16,635	(44,310)	8,707	—	(18,968)

Net cash provided by/(used for) operating activities	(6,378)	(20,354)	28,635	—	1,903

Investing Activities
Additions to property, plant and equipment, net	(2,748)	(306)	(2,744)	—	(5,798)
Disposal of assets	31	7	53	—	91
Other	—	—	—	—	—

Net cash used for investing activities	(2,717)	(299)	(2,691)	—	(5,707)

Financing Activities
Financing fees and expenses paid	(1,910)	—	(1,303)	—	(3,213)
Intercompany borrowings (payments)	12,355	20,616	(32,971)	—	—
Issuance of common stock	2	—	—	—	2
Net borrowings/(payments) on credit facilities	1,938	37	1,202	—	3,177
Other	(14)	—	—	—	(14)

Net cash provided by/(used for) financing activities	12,371	20,653	(33,072)	—	(48)
Effect of exchange rate on cash and equivalents	(377)	—	633	—	256

Net cash provided by/(used for) continuing operations	2,899	—	(6,495)	—	(3,596)

Net increase/decrease in cash and equivalents	2,899	—	(6,495)	—	(3,596)
Cash and equivalents at beginning of period	4,571	—	22,758	—	27,329

Cash and equivalents at end of period	$7,470	$—	$16,263	$—	$23,733

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Year Ended December 31, 2005

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)
Operating Activities
Net income/(loss)	$(38,616)	$11,447	$(1,129)	$(10,318)	$(38,616)
Depreciation and amortization	10,395	3,035	3,618	—	17,048
Deferred income taxes	19	—	(4,593)	—	(4,574)
Stock compensation expense	548	—	—	—	548
Loss on disposal of fixed assets	1,886	—	141	—	2,027
Non-cash portion of restructuring and other	349	133	179	—	661
Sale of accounts receivable	—	—	19,000	—	19,000
Equity in earnings of subsidiaries	(10,318)	—	—	10,318	—
Changes in operating assets and liabilities	22,096	13,260	(36,332)	—	(976)

Net cash provided by/(used for) operating activities	(13,641)	27,875	(19,116)	—	(4,882)

Investing Activities
Additions to property, plant and equipment, net	(4,426)	(1,535)	(4,048)	—	(10,009)
Disposal of assets	5,412	—	—	—	5,412
Other	4,367	171	(125)	—	4,413

Net cash used for investing activities	5,353	(1,364)	(4,173)	—	(184)

Financing Activities
Financing fees and expenses paid	(438)	—	(663)	—	(1,101)
Intercompany borrowings (payments)	(8,267)	(26,487)	34,754	—	—
Issuance of common stock	503	—	—	—	503
Net borrowings/(payments) on credit facilities	(1,000)	(24)	(1,198)	—	(2,222)
Other	10,224	—	(10,191)	—	33

Net cash provided by/(used for) financing activities	1,022	(26,511)	22,702	—	(2,787)
Effect of exchange rate on cash and equivalents	646	—	(481)	—	165

Net cash provided by/(used for) continuing operations	(6,620)	—	(1,068)	—	(7,688)

Net increase/decrease in cash and equivalents	(6,620)	—	(1,068)	—	(7,688)
Cash and equivalents at beginning of period	11,191	—	23,826	—	35,017

Cash and equivalents at end of period	$4,571	$—	$22,758	$—	$27,329

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Year Ended December 31, 2004

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

(In thousands)
Operating Activities
Income/(loss) from continuing operations	$382	$18,657	$6,558	$(24,953)	$644
Depreciation and amortization	10,766	3,454	3,187	—	17,407
Stock compensation expense	304	—	—	—	304
Loss on early retirement of debt	3,009	—	—	—	3,009
Other non-cash items	100	56	—	—	156
Equity in earnings of subsidiaries	(24,953)	—	—	24,953	—
Changes in operating assets and liabilities	(19,114)	(2,381)	(8,667)	—	(30,162)

Net cash provided by/(used for) operating activities	(29,506)	19,786	1,078	—	(8,642)

Investing Activities
Additions to property, plant and equipment	(6,329)	(1,284)	(4,115)	—	(11,728)
Disposal of assets	2,926	—	—	—	2,926
Investment in WLV Latin America	(703)	(36)	739	—	—
Other	—	82	—	—	82

Net cash used for investing activities	(4,106)	(1,238)	(3,376)	—	(8,720)

Financing Activities
Financing fees and expenses paid	(151)	—	—	—	(151)
Intercompany borrowings (payments)	29,408	(17,271)	(12,137)	—	—
Issuance of common stock	21,898	—	2,266	—	24,164
Retirement of Senior Notes	(20,510)	—	—	—	(20,510)
Other	2,279	(1,277)	(339)	—	663

Net cash provided by/(used for) financing activities	32,924	(18,548)	(10,210)	—	4,166

Effect of exchange rate on cash and equivalents	3,349	—	(963)	—	2,386
Net cash provided by/(used for) continuing operations	2,661	—	(13,471)	—	(10,810)

Net cash used for discontinued operations	—	—	(262)	—	(262)
Net increase/decrease in cash and equivalents	2,661	—	(13,733)	—	(11,072)

Cash and equivalents at beginning of period	8,530	—	37,559	—	46,089

Cash and equivalents at end of period	$11,191	$—	$23,826	$—	$35,017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Wolverine Tube, Inc.;
We have audited the accompanying consolidated balance sheets of Wolverine Tube, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule II. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wolverine Tube, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.
As discussed in note 2 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based payments and, as discussed in note 13 to the consolidated financial statements, effective December 31, 2006, the Company changed its method of accounting for defined pension and postretirement benefit plans.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Wolverine Tube, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Birmingham, Alabama
March 14, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders Wolverine Tube, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Wolverine Tube, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of Wolverine Tube, Inc. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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

In our opinion, management’s assessment that Wolverine Tube, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, Wolverine Tube, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Wolverine Tube, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows each of the years in the three year period ended December 31, 2006, and our report dated March 14, 2007 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Birmingham, Alabama
March 14, 2007

Wolverine Tube, Inc. and Subsidiaries
Schedule II—Valuation and Qualifying Accounts

	Balance	Charged to	Charged to			Balance at
	Beginning of	Cost and	Other			End of
Description	Period	Expenses	Accounts	Deductions		Period

(In thousands)
Year ended December 31, 2006:
Deducted from assets accounts:
Reserve for sales returns and allowances	$892	$1	$—	$(688	)(1)	$205
Allowances for doubtful accounts	427	244	—	(211	)(2)	460
Deferred tax valuation allowance	20,048	36,291	—	—		56,339

Year ended December 31, 2005:
Deducted from assets accounts:
Reserve for sales returns and allowances	$510	$404	$1	$(23	)(1)	$892
Allowances for doubtful accounts	449	245	1	(268	)(2)	427
Deferred tax valuation allowance	3,569	12,637	3,842	—		20,048

Year ended December 31, 2004:
Deducted from assets accounts:
Reserve for sales returns and allowances	$658	$10	$—	$(158	)(1)	$510
Allowances for doubtful accounts	437	350	—	(338	)(2)	449
Deferred tax valuation allowance	3,569	—	—	—		3,569

(1)	Reduction of reserve, net of translation adjustments, for actual sales returns and allowances.

(2)	Uncollectible accounts written off from both continuing and discontinued operations, net of translation adjustments and recoveries.

Exhibit Index

Exhibit
Number	Description
10.53*	2001 Change in Control, Severance and Non-Competition Agreement, dated as of March 23, 2001, by and between the Company and John Van Gerwen.

21	List of Subsidiaries

23.1	Consent of KPMG, LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.