Form 10-Q
period 2007-04-01
WOLVERINE TUBE INC
filed 2007-06-15
CIK 821407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 1, 2007

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                  to                 .

COMMISSION FILE NUMBER 1-12164

WOLVERINE TUBE, INC.

(Exact name of registrant as specified in its charter)

Delaware	63-0970812
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Clinton Avenue West, Suite 1000 Huntsville, Alabama	35801
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒

Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date:

Class	Outstanding as of June 1, 2007
Common Stock, $0.01 Par Value	15,153,983 Shares

FORM 10-Q

QUARTERLY REPORT

PART I – Financial Information

PART I.	Financial Information

Item 1.	Financial Statements

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended
(In thousands except per share amounts)	April 1, 2007	April 2, 2006
Net sales	$286,703	$298,312
Cost of goods sold	271,161	287,430

Gross profit	15,542	10,882
Selling, general and administrative expenses	7,440	7,630
Advisory fees and expenses	3,680	—
Restructuring and impairment charges/(benefit)	2,923	(14)

Operating income	1,499	3,266
Other expenses:
Interest and amortization expense, net	6,425	6,262
Other (income)/expense, net	(3,672)	280

Loss before income taxes	(1,254)	(3,276)
Income tax provision/(benefit)	896	(1,159)

Net loss	(2,150)	(2,117)
Less: Accretion of convertible preferred stock to redemption value	852	—
Less: Preferred Stock dividends, including $9,618 of non-cash deemed dividends	10,118	—

Net loss applicable to common shares	$(13,120)	$(2,117)

Per share data:
Net loss per common share – basic	$(0.87)	$(0.14)

Basic weighted average number of common shares	15,132	15,059

Net loss per common share – diluted	$(0.87)	$(0.14)

Diluted weighted average number of common and common equivalent shares	15,132	15,059

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands except share and per share amounts)	April 1, 2007	December 31, 2006
		(Restated)
Assets
Current assets
Cash and cash equivalents	$22,327	$17,745
Restricted cash	4,586	5,988
Accounts receivable, net of allowance for doubtful accounts of $0.6 million in 2007 and $0.6 million in 2006	106,192	62,529
Inventories	136,673	122,943
Prepaid expenses and other	21,882	11,417

Total current assets	291,660	220,622
Property, plant and equipment, net	131,338	133,259
Deferred charges, net	6,806	7,108
Goodwill	77,264	77,243
Deferred income taxes	6,225	5,199
Notes receivable	755	764
Assets held for sale	9,784	11,135
Investments	3,040	—

Total assets	$526,872	$455,330

Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$69,064	$40,507
Accrued liabilities	21,555	23,485
Derivative liability (of which $38.3 million and $0 pertains to embedded derivatives resulting from the issuance of Preferred Stock as of April 1, 2007 and December 31, 2006, respectively	40,931	3,507
Deferred income taxes	803	880
Short-term borrowings	589	1,638

Total current liabilities	132,942	70,017
Long-term debt	236,412	238,362
Pension liabilities	31,131	28,504
Postretirement benefit obligation	17,689	17,485
Accrued environmental remediation	11,644	11,786
Other liabilities	3,161	—

Total liabilities	432,979	366,154
Series A Convertible Preferred Stock, par value $1 per share; 500,000 shares authorized; 50,000 and no shares issued and outstanding as of April 1, 2007 and December 31, 2006, respectively; liquidation value of $50.5 million at April 1, 2007	628	—
Stockholders’ equity
Common stock, par value $0.01 per share; 40,000,000 shares authorized; 15,176,296 and 15,090,843 shares issued and outstanding as of April 1, 2007 and December 31, 2006, respectively	151	151
Additional paid-in capital	94,697	91,904
Retained earnings	3,859	6,510
Accumulated other comprehensive loss, net of tax	(5,442)	(9,389)

Total stockholders’ equity	93,265	89,176

Total liabilities, convertible preferred stock and stockholders’ equity	$526,872	$455,330

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
(In thousands)	April 1, 2007	April 2, 2006
Operating Activities
Net loss	$(2,150)	$(2,117)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	3,581	4,258
Deferred income taxes	(1,081)	23
Restructuring charges	1,328	—
Other non-cash items	(5,010)	(1,391)
Changes in operating assets and liabilities:
Changes in amounts sold under the accounts receivable securitization, net	(26,382)	26,000
Accounts receivable, net	(17,134)	(34,276)
Inventories	(13,722)	(7,286)
Income taxes receivable	(1,696)	(1,519)
Prepaid expenses and other	(10,149)	904
Accounts payable	29,354	14,708
Accrued liabilities including pension, postretirement benefits, environmental and accrued liabilities – non-current	7,413	(5,948)

Net cash used for operating activities	(35,648)	(6,644)
Investing Activities
Additions to property, plant and equipment	(986)	(1,236)
Disposals of property, plant and equipment	(8)	17
Changes in restricted cash	1,402	(324)
Funds transferred to Rabbi Trust	(2,989)	—

Net cash used for investing activities	(2,581)	(1,543)
Financing Activities
Financing fees and expenses paid	43	(49)
Net (payments)/borrowings on revolving credit facilities	(3,054)	3,221
Issuance of common stock	—	57
Issuance of preferred stock	45,179	—
Other financing activities	—	(2)

Net cash provided by financing activities	42,168	3,227
Effect of exchange rate on cash and cash equivalents	643	217

Net increase/(decrease) in cash and cash equivalents	4,582	(4,743)

Cash and cash equivalents at beginning of period	17,745	20,693

Cash and cash equivalents at end of period	$22,327	$15,950

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

We have prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

The accompanying condensed consolidated financial statements presented herewith reflect all adjustments (consisting of only normal and recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three month periods ended April 1, 2007 and April 2, 2006. The results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Our internal operational reporting cycle (i.e. Sunday closest to quarter end) is used for quarterly financial reporting.

Accounting Policy Change

As of April 1, 2007, the Company’s significant accounting policies, which are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, have not changed from December 31, 2006, except for the following:

(i)	Accounting for Income Taxes

Adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 dictates a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. See Note 17, Income Taxes, for further discussion.

(ii)	Convertible Preferred Stock and Embedded Derivatives

As further discussed in Note 5, Recapitalization Plan, we completed a private placement of 50,000 shares of Series A Convertible Preferred Stock (“the Preferred Stock”) for $50 million on February 16, 2007. In accordance with the provisions of Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued With Stock Purchase Warrants, the net proceeds from the issuance of the Preferred Stock were allocated to a freestanding written option available to the holders to increase their number of shares of Preferred Stock based upon the results of a subsequent shareholder rights offering with the residual value allocated to the Preferred Stock. The written option is recorded as a current liability and accounted for at fair value under the provisions of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity (“SFAS 150”) . The fair value of the written option was determined based on the Black-Scholes model using the following assumptions:

Expected term to commence the rights offering - 6 months

Expected volatility of our common stock – 79%

Risk free interest rate (treasury bill) – 5.15%

Separately, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 98-5, Accounting for Convertible Securities With Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF Issue No. 00-27, Application Of Issue No. 98-5 to Certain Convertible Instruments, the embedded beneficial conversion feature (“BCF”) present in the convertible Preferred Stock has been valued and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The BCF is a function of the conversion price of the Preferred Stock, the fair value attributed to the written option and the fair value of the underlying common stock on the commitment date of the transaction (February 16, 2007). This BCF is recorded to additional paid in capital and will be recorded as a deemed dividend to preferred stockholders over the stated life of the Preferred Stock, which is ten years.

We did not have a sufficient number of authorized shares available to fully settle the conversion options embedded in the Preferred Stock upon its issuance on February 16, 2007. Accordingly, as a result of not meeting the criteria of EITF Issue

No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and therefore not being eligible for the 11A scope exception in Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, the fair value of this option was determined and the related derivative liability bifurcated from the underlying Preferred Stock balance and included as a component of current liabilities. In addition, subsequent issuance of stock options by us (see Note 6, Stock-Based Compensation Plans) further reduced the available shares, necessitating a subsequent valuation the conversion feature related to the additional preferred shares not convertible of this additional embedded derivative as of March 29, 2007. Additionally, this transaction results in recording a deemed dividend of $9.6 million for the difference in the proceeds allocated to the Preferred Stock and the fair value of the conversion option that required liability classification. The fair values of these derivatives have been determined based on the Black-Scholes model using the following assumptions:

	February 16, 2007	March 29, 2007
Term	9.96	9.85
Expected volatility of our common stock	79%	79%
Risk free interest rate (treasury bill)	4.69%	4.65%

The derivative liabilities recorded on February 16, 2007 of $42.4 million have been marked to market to $38.3 million on April 1, 2007, resulting in pre-tax income of $4.1 million classified on the Condensed Consolidated Statements of Operations in other (income)/expense - net. In addition, the discount of the Preferred Stock resulting from the allocations discussed above is being accreted on a straight-line basis over the period from the date of issuance to the earliest redemption date as a deemed dividend.

On May 24, 2007, at the Annual Meeting of Stockholders, the stockholders voted to increase the authorized shares of common stock to 180 million. As a result, after recording an additional $3.7 million in pre-tax income during the second quarter to mark to market the conversion option to $26.7 million as of May 24, 2007, this liability was reclassified to equity.

(iii)	Earnings (Loss) Per Share

Concurrent with the execution of the Preferred Stock Purchase Agreement on February 16, 2007 and the issuance of the Preferred Stock, we began accounting for earnings (loss) per share in accordance with EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128 (“EITF 03-6”) which established standards regarding the computation of earnings/(loss) per share by companies that have securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company.

Restatement of Financial Information

Historically, we have included certain restricted cash balances within cash and equivalents on the balance sheet, and the statement of cash flows. The nature of the restrictions were previously provided in the footnotes to the annual and quarterly financial statements. In the first quarter of 2007, we determined that this position was in conflict with the Statement of Financial Accounting Standards No. 95, Statement of Cash Flows (“SFAS 95”). Accordingly, the restricted cash balance has been shown separately on the April 1, 2007 consolidated Balance Sheet with the net change thereto reflected as cash flows used for investing activities. Also, the December 31, 2006 Consolidated Balance Sheet has been restated and April 2, 2006 Consolidated Statement of Cash Flows have also been revised in this Form 10-Q to conform them to SFAS 95.

We will file an amendment to our December 31, 2006 Annual Report on Form 10-K/A to restate all applicable prior year balances. The impact on all 2006 quarterly periods is not material.

In addition to the separate classification of $6.0 million restricted cash on the 2006 Balance Sheet described above, this amendment will include separate classification of the $6.6 million restricted cash balance on the December 31, 2005 Balance Sheet and correction of amounts previously reported as cash flows provided by (used for) investing activities as follows:

In thousands	December 31,
	2006	2005	2004
As reported	$(5,707)	$(184)	$(8,720)
As restated	(5,059)	4,126	(17,200)

In addition, the correction of amounts previously reported as cash and equivalents is as follows:

In thousands	December 31,
	2006	2005	2004
As reported	$23,733	$27,329	$35,017
As restated	17,745	20,693	24,071

Such restatement will also correct our Condensed Consolidating Financial Information provided in Footnote 26 to our Annual Report. The restatement will not result in any change to previously reported amounts of current or total assets, revenues or net income, or cash flows provided by or (used for) operating and financing activities for any period.

(2)	Restricted Cash

Restricted cash as of April 1, 2007 and December 31, 2006 was $4.6 million and $6.0 million, respectively.

At April 1, 2007 restricted cash includes $3.3 million in margin deposits related to our metal and gas hedging programs, $0.6 million as collateral to secure our travel and purchase credit card programs and $0.7 million to secure a letter of credit for a loan made by the Portuguese government. At December 31, 2006, restricted cash included $3.6 million related to deposits for margin calls on our metal and natural gas hedge programs, $0.8 million as collateral to secure our travel and purchase credit card programs, and $0.7 million to secure a letter of credit for a loan made by the Portuguese government. Also included were $0.4 million as a deposit for the Monterrey, Mexico facility lease, $0.3 million in escrow related to the sale of our former Roxboro, N.C. facility, and $0.2 to secure a letter of credit for the Canadian Customs Bureau which were reclassified in 2007 on the Condensed Consolidated Balance Sheet from restricted cash to deferred charges, net.

(3)	Inventories

Inventories are as follows:

(In thousands)	April 1, 2007	December 31, 2006
Finished products	$60,777	$46,499
Work-in-process	36,030	30,811
Raw materials	18,272	23,021
Supplies	21,594	22,612

Totals	$136,673	$122,943

(4)	Loss Per Share

For the quarter ended April 1, 2007, we accounted for earnings/(loss) per share in accordance with EITF 03-6, which established standards regarding the computation of earnings/(loss) per share by companies that have securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. EITF 03-6 requires earnings available to common shareholders for the period, after deduction of preferred stock dividends, to be allocated between the common and preferred shareholders based on their respective rights to receive dividends. Basic earnings/(loss) per share is then calculated by dividing the loss allocable to common stockholders by the weighted average number of shares outstanding. EITF 03-6 does not require the presentation of basic and diluted earnings/(loss) per share for securities other than common stock. Therefore, the following earnings/(loss) per share amounts only pertain to common stock.

Under the guidance of EITF 03-6, diluted earnings/(loss) per share is calculated by dividing the loss allocable to common stockholders by the weighted average common shares outstanding plus potential dilutive common stock such as stock options, unvested restricted stock and convertible preferred stock. To the extent that stock options, unvested restricted stock and preferred stock are anti-dilutive, they are excluded from the calculation of diluted loss per share in accordance with Statement of Financial Accounting Standard No. 128, Earnings Per Share (“SFAS 128”).

For the quarter ended April 2, 2006, basic earnings per share are calculated by dividing net income/loss by the weighted average common shares outstanding during the quarter and diluted earnings per share are calculated by dividing net income/loss by the weighted average common shares outstanding plus potentially dilutive common shares, primarily stock options, calculated using the treasury stock method.

The calculation of basic earnings/(loss) per share for the three-month period ended April 1, 2007 and April 2, 2006 is presented below:

	Three Months Ended
(In thousands, except per share data)	April 1, 2007	April 2, 2006
	(Two-Class Method)
Basic EPS Loss applicable to common shares	$(13,120)	$(2,117)

Amount allocable to common stockholders	100%	N/A

Loss allocable to common stockholders	$(13,120)	N/A

Basic weighted average number of common shares	15,132	15,059

Basic loss per share – Two-Class Method	$(0.87)	$(0.14)

Diluted EPS Loss applicable to common shares	$(13,120)	$(2,117)

Amount allocable to common stockholders (1)	100%	N/A

Loss allocable to common stockholders	$(13,120)	N/A

Weighted average common shares outstanding	15,132	15,059
Dilutive effect of stock awards (2)	—	—

Dilutive effect of preferred stock assuming conversion	—	—

Weighted average dilutive shares outstanding	15,132	15,059

Diluted loss per share	$(0.87)	$(0.14)

(1)	In computing basic EPS using the Two-Class method for the quarter ended April 1, 2007, we have not allocated the loss available to common stockholders between common and preferred stockholders since the preferred stockholders do not have a contractual obligation to share in the net losses.

(2)	Stock options of 8.7 million and 1.9 million for the three months ended April 1, 2007 and April 2, 2006 and the assumed conversion of the Preferred Stock into 45,454,545 shares of common stock for the three months ended April 1, 2007 were antidilutive and therefore are not included in the calculation of diluted EPS.

(5)	Recapitalization Plan

On February 1, 2007, we announced a recapitalization plan which will ultimately provide at least $75 million, and could provide up to approximately $135 million, of equity proceeds to our Company. We completed the first phase of this recapitalization plan, a private placement of 50,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”), for $50 million, to The Alpine Group, Inc. (“Alpine”) and a fund managed by Plainfield Asset Management LLC (“Plainfield”) on February 16, 2007. Under our recapitalization plan, we also plan to raise up to an additional $51.1 million in cash proceeds from a common stock rights offering (although no assurance can be given that we will be able to raise such proceeds). If proceeds from the rights offering are less than $25 million, Alpine and Plainfield will be obligated under a standby commitment to purchase up to an additional 25,000 shares of Preferred Stock, for an amount equal to $25 million minus the gross proceeds from the rights offering. Depending on the level of participation in the rights offering, Alpine and Plainfield also have an option to purchase additional shares of Preferred Stock to maintain a 55% ownership interest. In addition, pursuant to our agreement with Alpine and Plainfield, we have agreed to initiate an exchange offer to issue senior notes similar to our existing 10.5% Senior Notes due 2009, but with less restrictive covenants, in exchange for our 7.375% Senior Notes due 2008, and to seek consents to remove substantially all of the restrictive covenants contained in the 7.375% Senior Note indenture. We are currently discussing with a number of financial institutions various alternatives to this exchange offer and consent solicitation, including the possibility of a global refinancing transaction with respect to our 10.5% and 7.375% Senior Notes, our secured revolving credit facility and our receivables sale facility, which would close concurrently with or shortly following the rights offering.

The Preferred Stock has an annual dividend rate of 8.0%, payable quarterly, and is convertible into shares of Wolverine common stock at the option of the holders, in whole or in part, at any time. We may defer payment of the dividend in certain circumstances. Any deferred dividend will accrue at a rate of 10% per annum if the dividend payment date is prior to January 31, 2012 and at a rate of 12% if the payment date is after January 31, 2012. The initial conversion price is $1.10 per share, subject to customary anti-dilution requirements. The Preferred Stock will vote with the common stock on an as-converted basis on all matters. However, while the 10.5% Senior Notes remain outstanding, the holders of the Preferred Stock will not be entitled to vote common stock or Preferred Stock in excess of 49% of the voting power of the total voting securities of Wolverine. The Preferred Stock is mandatorily redeemable at par plus any accrued and unpaid dividends on January 31, 2017 and upon the occurrence of certain change of control transactions. We may redeem all, but not less than all, of the Preferred Stock at our option, at par plus accrued and unpaid dividends, after January 31, 2014, if certain conditions have been satisfied. Upon the occurrence of a liquidation or certain other transactions, the holders of Preferred Stock are entitled to receive the greater of the stated value of the Preferred Stock or their prorata share on an as converted basis of any amounts that would otherwise be paid.

Although each share of Preferred Stock is, pursuant to its terms, convertible into shares of our common stock at any time at the option of the holder, we did not at the time of the initial sale of the Preferred Stock, or at April 1, 2007, have sufficient shares of common stock authorized by our restated certificate of incorporation to issue upon conversion of all of the outstanding shares of Preferred Stock. The 50,000 shares of Preferred Stock outstanding at April 1, 2007 are convertible into an aggregate of 45.5 million shares of common stock at the $1.10 conversion price. On April 1, 2007, we had 40.0 million shares of common stock authorized under our restated certificate of incorporation, with 15.2 million shares outstanding and 8.9 million shares reserved for issuance pursuant to outstanding stock options, which would result in a deficit in authorized common stock of 29.6 million shares in the event of a full conversion of the outstanding Preferred Stock. Under the terms of the certificate of designations of the Preferred Stock, we agreed to use our reasonable best efforts to ensure that the number of authorized but unissued and otherwise unreserved shares of our common stock is sufficient to permit the full conversion of the Preferred Stock into common stock (and to register these shares for resale), and if at any time after June 16, 2007 these conditions are not satisfied or waived, then the dividend rate that we pay on the Preferred Stock will increase by 0.50% for each quarter (up to a maximum increase of 2.0%) that these conditions remain unsatisfied. In addition, the Preferred Stock Purchase Agreement obligated us to seek stockholder approval by June 30, 2007 for an amendment to our restated certificate of incorporation to increase the number of authorized shares of common stock to at least 175 million. We obtained stockholder approval to increase our authorized common stock to 180 million shares at our annual stockholders’ meeting on

May 24, 2007 and our restated certificate of incorporation was so amended on May 30, 2007. Prior to this date, we were required to reserve all of our authorized but unissued and unreserved shares of common stock for conversion of the Preferred Stock, and Alpine and Plainfield (and their transferees) agreed not to seek to convert any Preferred Stock into shares of common stock exceeding this number.

(6)	Stock-Based Compensation Plans

At April 1, 2007, we had stock-based outside director and employee compensation plans.

The 2007 Non-Qualified Stock Option Plan

On March 29, 2007, the Board of Directors of Wolverine approved the 2007 Non-Qualified Stock Option Plan (the “2007 Plan”) which provides for the grant of non-qualified stock options to certain of our consultants and employees. The 2007 Plan will be administered and interpreted by a committee appointed by the Board. The maximum aggregate number of shares reserved and available for grant under the 2007 Plan is the lesser of (a) 25,000,000 shares of our common stock or (b) 15% of the outstanding shares of our common stock calculated on a fully diluted basis following (i) the closing of the common stock rights offering to be conducted by us in connection with our recapitalization plan; (ii) the subsequent acquisition, if any, of additional shares of our Preferred Stock by Alpine and Plainfield pursuant to their rights offering standby commitment; and (iii) the exercise, if any, of the option held by Alpine and Plainfield to purchase additional shares of our Preferred Stock following the rights offering to maintain their aggregate ownership to at least 55% of our common stock, on an as-converted basis.

Alpine stock option grant

On March 29, 2007, the Board granted an option to purchase 4,399,059 shares of our common stock (the “Alpine Option”), having a fair value at the time of grant of $8.2 million, to Alpine, as consultant, pursuant to the 2007 Plan. The Alpine Option vests ratably at a rate of twenty percent on each anniversary of the original grant date.

The applicable exercise prices for vested option shares under the Alpine Option are as follows:

Exercise Price
40% of vested option shares	$1.10
30% of vested option shares	$1.40
30% of vested option shares	$2.20

The Alpine Option has a 10-year term, subject to early termination in the event that Alpine’s consulting relationship with us is terminated prior to the end of such term. Upon such early termination, the Alpine Option will remain exercisable as to all vested portions and will be terminated as to all unvested portions. In addition, vesting of the Alpine Option will be accelerated in the event that we fail to offer to extend the term of the Management Agreement between us and Alpine, dated February 16, 2007 (the “Management Agreement”). If we offer to extend the term of the Management Agreement, but Alpine declines to accept such offer, any unvested portion of the Alpine Option will terminate as of the expiration of the term of the Management Agreement. Under the Alpine Stock Option Agreement, if on the six-month anniversary of the effective date of the Management Agreement, we have not yet named a chief executive officer, Alpine will automatically receive, on each of the six-month and 18-month anniversaries of the effective date of the Management Agreement, an option to purchase an additional amount of shares of common stock equal to 0.5% of the total shares authorized under the 2007 Plan, with each such option having the same exercise prices as the initial Alpine Option.

Employee stock option grant

On March 29, 2007, the Board granted options to purchase 2,525,000 shares of our common stock having a fair value at the time of the grant of $3.9 million under the 2007 Plan to our officers and employees.

The applicable exercise prices for vested option shares under these grants are as follows:

Exercise Price
40% of vested option shares	$1.10
30% of vested option shares	$1.40
30% of vested option shares	$2.20

The option grants vest ratably at a rate of twenty percent on each anniversary of the original grant date. The option grants have a 10-year term, except that (a) unvested options will expire as of the date of the participant’s termination, (b) vested options are only exercisable pursuant to the following schedule:

Vesting Date	Exercise Period
1/2 Tranche vesting in 2008	2010
1/2 Tranche vesting in 2008	2011
1/2 Tranche vesting in 2009	2012
1/2 Tranche vesting in 2009	2013
Full Tranche vesting in 2010	2014
Full Tranche vesting in 2011	2015
Full Tranche vesting in 2012	2016

and (c) in the event of the participant’s termination by reason of death or disability or separation from service without cause, all vested options may be exercised for periods ranging from 30 to 90 days following such termination or separation (or 30 to 90 days following certain specified periods after separation), depending on the circumstances.

We recorded stock-based compensation expense for the three months ended April 1, 2007 of approximately $0.7 million, all of which was recorded in selling, general and administrative expenses. This expense increased the loss per share by approximately $0.04 per basic share for the three month period ended April 1, 2007.

The determination of the fair value of the stock option awards granted, using the Black-Scholes model, incorporated the assumptions set forth in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on historical volatility. Expected life is based on historical experience and consideration of changes in option terms.

Three Months Ended April 1, 2007
Expected stock price volatility	32%-50%
Expected life (in years)	5 - 10
Risk-free interest rate	4.79%
Expected dividend yield	0%

The following table presents the total stock-based compensation expense we recognized for stock-based compensation arrangements:

	Three Months Ended
(In thousands)	April 1, 2007	April 2, 2006
Stock-based compensation expense:
Non-qualified stock options	$370	$57
Restricted stock	282	77

Total stock-based compensation expense	$652	$134

As of April 1, 2007, the Company had not yet recognized compensation expense on the following non-vested awards:

(In thousands)	Non-vested Compensation	Average Remaining Recognition Period (Months)
Non-qualified stock options	$11,811	60

The following table summarizes stock options outstanding and changes during the three month period ended April 1, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Intrinsic Value of Unexercised in the Money Options (in thousands)
Options outstanding - January 1, 2007	1,784,318	$9.15	5.5	$—
Granted	6,924,059	$1.52	9.8	5,539
Exercised	—	—	—	—
Cancelled or expired	(32,375)	$9.73	—	—

Options outstanding - April 1, 2007	8,676,002	$3.06	8.8	5,539
Unvested	(6,924,059)	$1.52	9.9	(5,539)

Options exercisable - April 1, 2007	1,751,943	$9.14	4.3	$—

The range of exercise prices of the exercisable options and outstanding options at April 1, 2007 are as follows:

Weighted Average Exercise Price	Number of Exercisable Options	Number of Outstanding Options	Weighted Average Remaining Life (Years)
$1.52 - $4.11	315,109	7,239,168	9.8
$4.12 - $8.23	142,260	142,260	2.1
$8.24 - $12.34	1,035,158	1,035,158	4.4
$12.35 - $16.45	239,016	239,016	2.5
$16.46 - $20.57	14,400	14,400	2.7
$20.58 - $24.68	6,000	6,000	1.8

Totals	1,751,943	8,676,002	8.8

As part of the recapitalization plan, all of Wolverine's outstanding Restricted Stock vested. The result of this accelerated vesting was an expense of approximately $0.3 million dollars, which increased the loss during the first quarter by $0.02 per basic share. As of April 1, 2007, we had no unvested restricted shares. Restricted stock award activity for the three months ended April 1, 2007 is summarized below:

	Shares	Weighted Average Grant Date Fair Value per Award
Unvested restricted stock awards - January 1, 2007	96,917	$4.67
Granted	—	—
Vested	(96,917)	$4.46

Unvested restricted stock awards - April 1, 2007	—	$—

(7)	Interest Expense

The following table summarizes interest expense, net:

	Three months ended
(in thousands)	April 1, 2007	April 2, 2006
Interest expense	$6,043	$5,807
Interest income	(182)	(147)
Effect of interest rate swap (1)	—	198
Capitalized interest	(29)	(25)

Interest expense, net	$5,832	$5,833

(1)	The swap was terminated August 25, 2006

(8)	Debt

The following table summarizes long-term debt:

(In thousands)	April 1, 2007	December 31, 2006
Secured revolving credit facility	$—	$2,000
Senior Notes, 7.375%, due August 2008	136,750	136,750
Discount on 7.375% Senior Notes, original issue discount amortized over 10 years	(38)	(46)
Senior Notes, 10.5%, due April 2009	99,400	99,400
Discount on 10.5% Senior Notes, original issue discount amortized over 7 years	(343)	(386)
Capitalized leases	108	86
Netherlands facility, 5.1%, due on demand	124	1,176
Other foreign facilities	1,000	1,020

Total debt	237,001	240,000
Less short-term borrowings	(589)	(1,638)

Total long-term debt	$236,412	$238,362

During the first quarter of 2007, our liquidity facilities consisted of a receivables sale facility of up to $90 million (see Note 9, Receivables Sale Facility, below) and a secured revolving credit facility of up to $35 million. In addition, as described in Note 10 of the Notes to Consolidated Financial Statements in our 2006 Form 10-K, on February 16, 2007, we entered into a new silver consignment facility with HSBC Bank USA, National Association (“HSBC”). Under the consignment facility, we may request, and HSBC may in its sole discretion provide, consignments of silver with an aggregate value up to the lesser of $25.0 million or 85% of the aggregate undrawn face amount of letters of credit required to be provided to HSBC. We pay monthly consignment fees and a market premium per troy ounce set by HSBC at the time of consignment. The consignment facility is a demand facility and can be terminated by HSBC at any time upon notice to us. On February 16, 2007 we delivered to HSBC letters of credit in an aggregate face amount of $16.5 million, which would allow us to request up to an aggregate of $14.0 million in consigned silver under the facility.

Also on February 16, 2007, we amended the agreement governing the secured revolving credit facility to permit the implementation of the new silver consignment facility and also to permit the initial sale of the Preferred Stock pursuant to our recapitalization plan. These amendments included:

•

modification of negative covenants to allow the issuance of the Preferred Stock, the payment of dividends on the Preferred Stock, and the payment of certain management fees and other compensation to Alpine;

•	an increase in the letter of credit sub-limit from $18 million to $24 million;

•

an increase in the amount of obligations outstanding, from $18 million to $25 million, that will trigger the application of the minimum fixed charge coverage ratio covenant and the commencement of the cash dominion period;

•	a clarification that any silver or inventory or products containing silver will be excluded from eligible inventory, and therefore from the borrowing base calculation; and

•

adjustments to the letter of credit provisions to include (a) a prohibition on issuing letters of credit pursuant to the silver consignment facility with expiration dates beyond the maturity date of the secured revolving credit facility; (b) a reserve requirement (equal to 105% of the maximum amount available to be drawn) applicable for 90 days following the expiration or termination of any letters of credit issued pursuant to the silver consignment facility; and (c) a cash collateral requirement (equal to 105% of the maximum amount available to be drawn) applicable to letters of credit issued pursuant to the silver consignment facility that are outstanding at the secured revolving credit facility maturity date, or that have expired or terminated within 90 days prior thereto.

The remaining terms of the secured revolving credit facility, which were not changed by these amendments, are described in Note 10 of the Notes to Consolidated Financial Statements contained in our 2006 Form 10-K.

All of our liquidity facilities have cross default provisions. As of April 1, 2007, we were in compliance with the covenants contained in all of our liquidity facilities.

We had no borrowings outstanding under our secured revolving credit facility at April 1, 2007, and approximately $23.3 million of standby letters of credit outstanding. After taking into account an additional $3.2 million of reserves and other holdbacks and limitations associated with our Senior Notes, we had $3.7 million in additional borrowing availability under our secured revolving credit facility as of that date. As of December 31, 2006, we had $2.0 million outstanding under our secured revolving credit facility, and approximately $6.8 million of standby letters of credit outstanding. After taking into account $3.2 million of reserves and other holdbacks, we had $19.5 million in additional borrowing availability under the secured revolving credit facility as of that date.

Under our silver consignment facility at April 1, 2007, we had provided $16.5 million in letters of credit to support the facility, resulting in approximately $14.0 million of total availability thereunder. As of April 1, 2007, we had $12.9 million of silver in our inventory under the facility, with a corresponding amount included in accounts payable. There was no silver consignment facility in place at December 31, 2006.

On August 25, 2006, we terminated the interest rate swap on our 7.375% Senior Notes and paid Wachovia Bank National Association (“Wachovia”) $1.8 million representing the interest accrued through the date of termination in August and the termination fee. Taking into account the gain recorded from the inception of the interest rate swap to the termination of $1.1 million and the termination fee of $1.7 million, or a net increase in interest of $0.6 million, the effective annual rate of the underlying 7.375% Senior Notes to their maturity date in August 2008 is 7.578%.

(9)	Receivables Sale Facility

In April 2005, we established a three-year receivables sale facility arranged by Wachovia. The terms of the $90 million receivables sale facility are described in Note 11 of the Notes to Consolidated Financial Statements contained in our 2006 Form 10-K. On February 14, 2007, we received a waiver from certain provisions in the agreements governing the receivables sale facility that waived any termination event or other event of default that may have resulted under those agreements from a change of control caused by purchase of Preferred Stock by Alpine and Plainfield. In addition, on February 16, 2007, we amended one of the agreements governing the receivables sale facility in connection with the implementation of the new silver consignment facility. This amendment adjusted the receivables sale facility’s minimum fixed charge coverage ratio requirement to be consistent with the same covenant in the secured revolving credit facility, as discussed in Note 8, above.

As of April 1, 2007, the value of receivables interests eligible to be purchased under the facility totaled approximately $62.7 million. We had $17.5 million outstanding as of April 1, 2007, leaving an availability of $45.2 million under the facility as of that date.

In accordance with the provisions of Statement of Financial Accounting Standards No. 140 (“SFAS 140”), Accounting for Transfers and Servicing of Financial Assets, we include in accounts receivable in our consolidated balance sheets the portion of receivables sold to DEJ 98 Finance, LLC (DEJ) which have not been resold by DEJ to certain purchasers (the Liquidity Banks). At April 1, 2007, the outstanding advance under the agreements was $17.5 million. Accordingly, accounts receivable in the consolidated balance sheets have been reduced by an equal amount, representing the face amount of the outstanding receivables sold at that date.

Other than the receivables sale facility, our Company had no other off-balance sheet arrangements as of April 1, 2007, that either have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

(10)	Contingencies

We are subject to extensive environmental regulations imposed by local, state, federal and provincial authorities in the U.S., Canada, China, Portugal and Mexico with respect to air emission, discharges to waterways, and the generation, handling, storage, transportation, treatment and disposal of waste material, and we have received various communications from regulatory authorities concerning environmental matters. There were no significant changes to report from prior periods. We have accrued undiscounted estimated environmental remediation costs of $11.6 million as of April 1, 2007 related to our operating facilities. Based upon information currently available, we believe that the ultimate remediation costs for these matters are not reasonably likely to have a material effect on our business, financial condition or results of operations. However, actual costs related to these environmental matters could differ materially from the amounts we estimated and accrued at April 1, 2007, and could result in additional exposure if these environmental matters are not resolved as anticipated.

(11)	Comprehensive Loss

The following table summarizes comprehensive loss:

	Three months ended
(In thousands)	April 1, 2007	April 2, 2006
Net loss	$(2,150)	$(2,117)
Translation adjustment for financial statements denominated in a foreign currency	932	568
Unrealized gain/(loss) on cash flow hedges	2,830	(2,888)
Unrecognized gains related to pension and post-retirement benefit plans	186	2

Comprehensive income/(loss)	$1,798	$(4,435)

(12)	Advisory Fees and Expenses

We have secured the services of certain financial, legal and business advisors to consult on issues including strategic planning and the restructuring of our balance sheet. We incurred $0.5 million in pre-tax professional fees and $3.2 million in pre-tax severance and other expenses related to the change in control in the first quarter of 2007 as compared with none in the first quarter of 2006.

(13)	Restructuring and Impairment Charges

On September 13, 2006, we announced the planned closure of our manufacturing facilities located in Jackson, Tennessee and Montreal, Quebec. In addition, we also announced moving our U.S. wholesale distribution facility into the Decatur, Alabama plant location. According to plan, the operations at the Montreal, Quebec and Jackson, Tennessee facilities were phased out by the end of 2006. The consolidation of the U.S. wholesale distribution facility was also completed by the end of 2006.

We recognized charges during the first quarter of 2007 before tax totaling $2.9 million, of which $1.3 million was non-cash and $1.6 million required cash outlays. The two facilities that were closed employed approximately 400 persons at the time of the closure announcement. The annual pre-tax benefit associated with these actions is estimated to be approximately $6.0 million.

The following tables present the major types of costs associated with each of the restructuring activities:

Montreal, Quebec Closing (In thousands)	Three months ended April 1, 2007	Cumulative incurred through April 1, 2007
Description
Impair and liquidate current assets	$(58)	$3,860
Employee related costs	2	9,642
Environmental remediation	—	11,538
Wind down and carrying costs	624	1,438
Other costs	101	140
Fixed asset impairment	—	14,796

Total	$669	$41,414

Jackson, Tennessee Closing (In thousands)	Three months ended April 1, 2007	Cumulative incurred through April 1, 2007
Description
Impair and liquidate current assets	$—	$746
Employee related costs	1	302
Environmental remediation	—	75
Wind down and carrying costs	519	853
Other costs	331	590
Fixed asset impairment	1,400	16,160

Total	$2,251	$18,726

At the end of the first quarter of 2007 we had reserves of $2.1 million outstanding related to restructuring activities as compared with $0.3 million for the same period in 2006.

(14)	Industry Segments

We currently operate in two business segments: Commercial Products and Wholesale Products. Commercial Products consist primarily of high value added products sold directly to original equipment manufacturers and include technical, industrial, and copper alloy tubes, fabricated products, and metal joining products. The Commercial Products segment includes manufacturing plants in the U.S., Canada, China, Portugal and Mexico and a distribution center in The Netherlands. Wholesale Products are commodity-type plumbing and refrigeration tube products, which are primarily sold to plumbing wholesalers and distributors. The Wholesale Products segment includes manufacturing facilities in the U.S. and Canada. Prior to 2007, our business also included a Rod, Bar and Other Products segment comprising a broad range of copper and copper alloy solid products as well as a distribution business in The Netherlands. The Netherlands distribution business is now included in the Commercial Products segment for the current quarter and the comparable period in 2006. The Rod, Bar and Other Products segment had a manufacturing facility in Montreal. On September 13, 2006 we announced the closing of our Montreal facility and our plan to exit the rod and bar business which was not a material element of the consolidated statement of operations and therefore not reported as discontinued operations. Our product segments share a common sales, marketing and distribution effort. The performance of our operating segments is measured on net sales and gross profit. The level of net sales is directly impacted by the price of metal, primarily copper. We do not allocate to each reportable segment asset amounts and items of income and expense below gross profit.

Summarized financial information concerning our reportable segments is shown in the following table:

Segment Information (Unaudited)

	Three-month period ended
(In thousands)	April 1, 2007	April 2, 2006
Pounds Shipped:
Commercial	50,533	64,780
Wholesale	18,836	22,783
Rod, bar, and other (1)	—	4,641

Total pounds shipped	69,369	92,204

Net sales:
Commercial	$221,186	$219,660
Wholesale	65,517	65,866
Rod, bar, and other (1)	—	12,786

Total net sales	$286,703	$298,312

Gross Profit:
Commercial	$11,886	$9,164
Wholesale	3,656	2,168
Rod, bar, and other (1)	—	(450)

Total gross profit	$15,542	$10,882

(1)	The Netherlands distribution business is included in the Commercial segment in both 2007 and 2006. The amounts reclassified in 2006 were net sales of $5.1 million and gross profit of $0.9 million.

Information concerning enterprise-wide revenues by product line is shown in the following table:

	Three months ended
(In thousands)	April 1, 2007	April 2, 2006
Commercial Products:
Tube Products	$146,433	$145,920
Fabricated Products	47,020	44,932
Other Products	27,733	41,594

Total Commercial Products	221,186	232,446
Wholesale Products
Plumbing Tube	54,673	53,265
Refrigeration Tube	10,844	12,601

Total Wholesale Products	65,517	65,866

Total	$286,703	$298,312

Also included in “Other Products” in Commercial Products above are our Metal Joining and Copper Alloy products lines, as individually each of those product lines represent less than 10% of our total sales for each year.

(15)	Pension Expense

Defined Contribution Plans

We have 401(k) plans covering substantially all of our U.S. employees. We recorded expense with respect to these plans of $0.9 million and $0.3 million for the three months ended April 1, 2007 and April 2, 2006, respectively. Beginning with the freezing of our

U.S. qualified and non-qualified retirement plans on February 28, 2006, contributions made under our defined contribution plans may include the following components: (i) a match, at our discretion, of employee salaries contributed to the plans; (ii) a contribution amount equal to 3% of an employee’s annual salary; (iii) a “gain share” component dependent upon us attaining certain financial performance targets; and (iv) a transition provision, providing for contributions for five years, based upon an employee’s age and years of service.

U.S. Qualified Retirement Plan

The following table summarizes the components of net periodic pension cost for the U.S. Qualified Retirement Plan:

	Three months ended
(In thousands)	April 1, 2007	April 2, 2006
Service cost	$—	$824
Interest cost	2,333	2,312
Expected return on plan assets	(2,691)	(2,638)
Amortization of net actuarial loss	176	263

Net periodic pension cost/(benefit)	$(182)	$761

U.S. Nonqualified Retirement Plan

We previously had two non-qualified retirement plans in the U.S.: the 2002 Supplemental Executive Retirement Plan which was terminated in December 2005 and the Supplemental Benefit Restoration Plan which was frozen in February 2006.

The following table summarizes the components of net periodic pension cost for the Supplemental Benefit Restoration Plan for the three months ended April 1, 2007 and April 2, 2006 respectively:

	Three months ended
(In thousands)	April 1, 2007	April 2, 2006
Service cost	$—	$4
Interest cost	16	20
Amortization of loss	1	1
FAS 88 settlement	—	30

Net periodic pension cost	$17	$55

Canadian Plans

On September 13, 2006, we announced the decision to close the Montreal, Quebec facility. On January 31, 2007, in connection with the closure, our two noncontributory defined benefit pension plans covering substantially all our employees at the Montreal, Quebec facility were terminated. In accordance with Statement of Financial Accounting Standards No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (“SFAS 88”), during 2006 we recorded $4.2 million in curtailment charges for the Canadian operational and salaried pension plans.

It is expected that these plans will be settled late in the second quarter of 2007 and we currently anticipate funding a total of approximately $3.2 million for the two plans, of which $1.5 million was contributed to the assets of the plans in the first quarter of 2007. On February 23, 2007 we purchased annuities for the two plans from plan assets. The result of this event will be reflected in a settlement gain net of any remaining funding.

Prior to the termination of the Canadian operational and salary plans, disclosures were shown separately. As these plans were terminated on January 31, 2007 and as there is no expense for the first quarter of 2007, we have combined them as shown below. The following table summarizes the components of net periodic pension cost for the Canadian pension plans for the three months ended April 1, 2007 and April 2, 2006 respectively:

(In thousands)	Three months ended April 2, 2006
Service cost	$223
Interest cost	403
Expected return on plan assets	(458)
Amortization of prior service cost	36
Amortization of net actuarial loss	33

Net periodic pension cost	$237

Postretirement Benefit Obligation

The following table summarizes the components of the net periodic costs for postretirement benefits for the three months ended April 1, 2007 and April 2, 2006 respectively:

	Three months ended
(In thousands)	April 1, 2007	April 2, 2006
Service cost	$56	$128
Interest cost	207	282
Amortization of prior service cost	(12)	(12)
Amortization of deferred gain	(114)	(5)

Net periodic cost	$137	$393

(16)	Assets Held for Sale

During the first quarter of 2007, we recorded an additional impairment of $1.4 million before taxes for certain pieces of equipment held for sale located at our Jackson, TN facility. We also added certain equipment located at our Montreal, Quebec facility to the held for sale classification increasing the balance by $49 thousand. Accordingly, the net effect of the adjustments to assets held for sale during the first quarter of 2007 was a write down of $1.3 million, $0.8 million net of taxes.

(17)	Income Taxes

Effective January 1, 2007, we adopted FIN 48. FIN 48 dictates a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The cumulative effects of applying this interpretation have been recorded as a decrease of $2.2 million in current income taxes payable, an increase of $3.2 million in other liabilities (which would have no material impact upon the table of contractual obligations provided in our Annual Report on Form 10-K for the year ended December 31, 2006), and an increase of $1.0 million in net deferred income tax assets.

In conjunction with the adoption of FIN 48, we have classified uncertain tax positions as other non-current liabilities on the Condensed Consolidated Balance Sheets unless expected to be paid in one year. Penalties and tax-related interest expense are reported in other expense, net and interest and amortization expense, net, respectively, on the Condensed Consolidated Statements of Operations.

As of April 1, 2007, we were subject to examination in the U.S. federal tax jurisdiction and various states for the 2003-2006 tax years. We were also subject to examination in various foreign jurisdictions for the 2002-2006 tax years. We believe appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

We recorded tax expense in the first quarter of 2007 in jurisdictions where we reported income, and in those jurisdictions where we reported losses (our U.S. operations), we recorded income tax benefits and offsetting deferred tax valuation allowances. This resulted in income tax expense of $0.9 million for the first quarter of 2007, net of an increase in our deferred tax valuation allowance of $1.4 million. For the first quarter of 2006, the income tax benefit recorded was $1.2 million for an effective tax rate of 35.4%. The increase in the deferred tax valuation allowance in the first quarter of 2007 is for the net operating losses generated in this quarter that more-likely-than-not will not be realized. There was no valuation allowance recorded during the first quarter of 2006.

As of December 31, 2006, we had U.S. federal net operating loss carryforwards of $105.0 million, which expire at various times beginning in 2007 through 2026. These net operating loss carryforwards are subject to a valuation allowance due to the uncertain nature of the realization of the losses. In addition, Section 382 of the Internal Revenue Code imposes certain restrictions on the utilization of net operating loss carryforwards and other tax attributes after an ownership change, as defined in Section 382. On February 16, 2007 we had a Section 382 ownership change which will significantly limit the possible utilization of net operating loss carryforwards in the future. Accordingly, in the event we would otherwise be able to utilize the net operating loss carryforwards to offset taxable income generated in this or future tax years, we will be subject to an annual limitation of approximately $1.3 million of these net operating losses for U.S. federal income tax purposes.

(18)	Litigation

Our facilities and operations are subject to extensive environmental laws and regulations, and we are currently involved in various proceedings relating to environmental matters (See Note 10, Contingencies). We are not involved in any legal proceedings that we believe could have a material adverse effect upon our business, operating results or financial condition.

(19)	Condensed Consolidating Financial Information

The following tables present condensed consolidating financial information for: (a) Wolverine Tube, Inc. (the “Parent”) on a stand-alone basis; (b) on a combined basis, the guarantors of the 10.5% Senior Notes and 7.375% Senior Notes (“Subsidiary Guarantors”), which include TF Investor, Inc.; Tube Forming, L.P.; Wolverine Finance, LLC; Wolverine China Investments, LLC; Small Tube Manufacturing, LLC; Wolverine Joining Technologies, LLC; WT Holding Company, Inc. and Tube Forming Holdings, Inc.; and (c) on a combined basis, the Non-Guarantor Subsidiaries, which include Wolverine Tube (Canada) Inc.; 3072452 Nova Scotia Company; 3072453 Nova Scotia Company; 3072996 Nova Scotia Company; Wolverine Tube Canada Limited Partnership; Wolverine Tube (Shanghai) Limited; Wolverine European Holdings BV; Wolverine Tube Europe BV; Wolverine Tube, BV; Wolverine Tubagem (Portugal), Lda; Wolverine Joining Technologies Canada, Inc.; Wolverine Europe (EURL); WLVN de Latinoamerica, S. de R.L. de C.V.; WLV Mexico, S. de R.L. de C.V.; and DEJ 98 Finance, LLC. Each Subsidiary Guarantor is 100% owned by Wolverine Tube, Inc. The guarantees of each of the Subsidiary Guarantors are full, unconditional, joint and several. Accordingly, separate financial statements of the 100% owned Subsidiary Guarantors are not presented because the Subsidiary Guarantors are jointly, severally and unconditionally liable under the guarantees, and we believe separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors. Furthermore, there are no significant legal restrictions on the Parent’s ability to obtain funds from its subsidiaries by dividend or loan.

The Parent is comprised of manufacturing operations located in Alabama, Oklahoma, Tennessee, and Mississippi and certain corporate management, sales and marketing, information services and finance functions mostly located in Alabama but in the case of sales, regionally located near our major customers.

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidating Statements of Operations

For the Three Months Ended April 1, 2007

(Unaudited)

(In thousands)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$180,024	$57,386	$72,957	$(23,664)	$286,703
Cost of goods sold	176,031	51,017	67,777	(23,664)	271,161

Gross profit/(loss)	3,993	6,369	5,180	—	15,542
Selling, general and administrative expenses	5,632	781	1,027	—	7,440
Advisory fees and expenses	3,424	—	256	—	3,680
Restructuring expenses	2,254	—	669	—	2,923

Income/(loss) from operations	(7,317)	5,588	3,228	—	1,499
Other (income)/expenses:
Interest and amortization expense, net	5,726	—	699	—	6,425
Other (income)/expense, net	(3,565)	195	(302)	—	(3,672)
Equity in earnings/(loss) of subsidiaries	5,531	—	—	(5,531)	—

Income/(loss) before income taxes	(3,947)	5,393	2,831	(5,531)	(1,254)
Income tax provision (benefit)	(1,797)	1,834	859	—	896

Net income/(loss)	(2,150)	3,559	1,972	(5,531)	(2,150)

Less accretion of convertible preferred stock to redemption value	852	—	—	—	852

Less preferred stock dividends	10,118	—	—	—	10,118

Net income/(loss) applicable to common shares	$(13,120)	$3,559	$1,972	$(5,531)	$(13,120)

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidating Statements of Operations

For the Three Months Ended April 2, 2006

(Unaudited)

(In thousands)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$177,929	$51,060	$96,248	$(26,925)	$298,312
Cost of goods sold	171,918	45,226	97,211	(26,925)	287,430

Gross profit/(loss)	6,011	5,834	(963)	—	10,882
Selling, general and administrative expenses	5,687	791	1,152	—	7,630
Restructuring charges/(benefits)	(48)	(7)	41	—	(14)

Income/(loss) from operations	372	5,050	(2,156)	—	3,266
Other expense/(income):
Interest and amortization expense, net	5,749	(4)	517	—	6,262
Other (income)/expense, net	1,373	(1,674)	581	—	280
Equity in earnings/(loss) of subsidiaries	2,418	—	—	(2,418)	—

Income/(loss) before income taxes	(4,332)	6,728	(3,254)	(2,418)	(3,276)
Income tax provision/(benefit)	(2,215)	2,289	(1,233)	—	(1,159)

Net income/(loss)	$(2,117)	$4,439	$(2,021)	$(2,418)	$(2,117)

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidating Balance Sheets

April 1, 2007

(Unaudited)

(In thousands)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$8,968	$—	$13,359	$—	$22,327
Restricted cash	3,327	—	1,259	—	4,586
Accounts receivable, net	8,475	75	97,642	—	106,192
Inventories	67,135	44,037	25,501	—	136,673
Prepaid expenses and other	8,950	1,570	11,362	—	21,882

Total current assets	96,855	45,682	149,123	—	291,660
Property, plant and equipment, net	79,727	23,814	27,797	—	131,338
Deferred charges, net	5,622	50	1,134	—	6,806
Deferred taxes, non-current	10,051	(9,081)	5,255	—	6,225
Goodwill, net	—	75,504	1,760	—	77,264
Assets held for resale	5,222	—	4,562	—	9,784
Notes receivable	—	—	755	—	755
Prepaid pension and other	3,021	—	19	—	3,040
Investments in subsidiaries	462,656	325	—	(462,981)	—

Total assets	$663,154	$136,294	$190,405	$(462,981)	$526,872

Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$27,431	$18,654	$22,979	$—	$69,064
Accrued liabilities	(11,305)	25,154	7,706	—	21,555
Accrued derivative contracts (of which $38.3 million pertains to embedded derivatives resulting from the issuance of Preferred Stock)	40,931	—	—	—	40,931
Short-term borrowings	—	24	565	—	589
Deferred income taxes	—	—	803	—	803
Intercompany balances	234,858	(250,639)	15,781	—	—

Total current liabilities	291,915	(206,807)	47,834	—	132,942
Long-term debt	235,769	27	616	—	236,412
Pension liabilities	31,131	—	—	—	31,131
Postretirement benefit obligation	6,503	—	11,186	—	17,689
Accrued environmental remediation	782	—	10,862	—	11,644
Other liabilities	3,161	—	—	—	3,161

Total liabilities	569,261	(206,780)	70,498	—	432,979

Preferred stock	628	—	—		628
Stockholders’ equity	93,265	343,074	119,907	(462,981)	93,265

Total liabilities, convertible preferred stock and stockholders’ equity	$663,154	$136,294	190,405	$(462,981)	$526,872

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidating Balance Sheets

December 31, 2006

(In thousands)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$3,150	$—	$14,595	$—	$17,745
Restricted cash	4,320	—	1,668	—	5,988
Accounts receivable, net	8,426	338	53,765	—	62,529
Inventories	47,211	46,537	29,195	—	122,943
Prepaid expenses and other	9,472	1,381	564	—	11,417

Total current assets	72,579	48,256	99,787	—	220,622
Property, plant and equipment, net	81,119	24,346	27,794	—	133,259
Deferred charges, net	5,560	65	1,483	—	7,108
Deferred taxes, non-current	7,385	(7,385)	5,199	—	5,199
Goodwill, net	—	75,504	1,739	—	77,243
Assets held for resale	6,622	—	4,513	—	11,135
Notes receivable	—	—	764	—	764
Investments in subsidiaries	456,087	325	—	(456,412)	—

Total assets	$629,352	$141,111	$141,279	$(456,412)	$455,330

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$19,922	$4,064	$16,521	$—	$40,507
Accrued liabilities	(6,962)	22,825	7,622	—	23,485
Accrued derivative contracts	3,507	—	—	—	3,507
Short-term borrowings	(63)	87	1,614	—	1,638
Deferred income taxes	(1,686)	1,696	870	—	880
Intercompany balances	251,944	(227,000)	(24,944)	—	—

Total current liabilities	266,662	(198,328)	1,683	—	70,017
Long-term debt	237,719	33	610	—	238,362
Pension liabilities	28,504	—	—	—	28,504
Postretirement benefit obligation	6,478	—	11,007	—	17,485
Accrued environmental remediation	813	—	10,973	—	11,786

Total liabilities	540,176	(198,295)	24,273	—	366,154

Stockholders’ equity	89,176	339,406	117,006	(456,412)	89,176

Total liabilities and stockholders’ equity	$629,352	$141,111	$141,279	$(456,412)	$455,330

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidating Statements of Cash Flows

For the Three Months Ended April 1, 2007

(Unaudited)

(In thousands)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income /(loss)	$(2,150)	$3,559	$1,972	$(5,531)	$(2,150)
Depreciation and amortization	2,113	699	769	—	3,581
Deferred income taxes	(980)	—	(101)	—	(1,081)
Restructuring /Non-recurring items	1,408	—	(80)	—	1,328
Other non-cash items	(5,062)	(226)	278	—	(5,010)
Changes in receivables sale facility	—		(26,382)		(26,382)
Equity/ (loss) in earnings of subsidiaries	(5,531)	—	—	5,531	—
Changes in operating assets and liabilities	(7,936)	19,653	(17,651)	—	(5,934)

Net cash (used for) provided by operating activities	(18,138)	23,685	(41,195)	—	(35,648)
Investing Activities
Additions to property, plant and equipment	(413)	(104)	(469)	—	(986)
Other	(2,004)	—	409	—	(1,595)

Net cash (used for) provided by investing activities	(2,417)	(104)	(60)	—	(2,581)
Financing Activities
Issuance of common stock	45,179	—	—	—	45,179
Financing fees and expenses paid	(72)	—	115	—	43
Net borrowings/(payments) on revolving credit facilities	(1,938)	(68)	(1,048)	—	(3,054)
Intercompany borrowings/(payments)	(16,524)	(23,513)	40,037	—	—

Net cash (used for) provided by financing activities	26,645	(23,581)	39,104	—	42,168
Effect of exchange rate on cash and cash equivalents	(272)	—	915	—	643

Net increase/(decrease) in cash and cash equivalents	5,818	—	(1,236)	—	4,582

Cash and equivalents at beginning of period	3,150	—	14,595	—	17,745

Cash and equivalents at end of period	$8,968	$—	$13,359	$—	$22,327

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidating Statements of Cash Flows

For the Three Months Ended April 2, 2006

(Unaudited)

(In thousands)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income /(loss)	$(2,117)	$4,439	$(2,021)	$(2,418)	$(2,117)
Depreciation and amortization	2,478	785	995	—	4,258
Deferred income taxes	30	—	(7)	—	23
Other non-cash items	(1,458)	7	60	—	(1,391)
Equity in earnings of subsidiaries	(2,418)	—	—	2,418	—
Changes in receivables sale facility	—	—	26,000	—	26,000
Changes in operating assets and liabilities	39,837	(41,340)	(31,914)	—	(33,417)

Net cash provided by/(used for) operating activities	36,352	(36,109)	(6,887)	—	(6,644)
Investing Activities
Additions to property, plant and equipment	(893)	(162)	(181)	—	(1,236)
Other	135	49	(491)	—	(307)

Net cash used for investing activities	(758)	(113)	(672)	—	(1,543)
Financing Activities
Issuance of common stock	57	—	—	—	57
Financing fees and expenses paid	(46)	—	(3)	—	(49)
Net borrowings on revolving credit facilities	2,871	123	227	—	3,221
Intercompany borrowings (payments)	(32,449)	36,098	(3,649)	—	—
Other financing activities	—	—	(2)	—	(2)

Net cash provided by/(used for) financing activities	(29,567)	36,221	(3,427)	—	3,227
Effect of exchange rate on cash and cash equivalents	121	1	95	—	217

Net decrease in cash and cash equivalents	6,148	—	(10,891)	—	(4,743)
Cash and cash equivalents at beginning of period	96	—	20,597	—	20,693

Cash and cash equivalents at end of period	$6,244	$—	$9,706	$—	$15,950

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

These forward-looking statements are subject to various risks and uncertainties which could cause actual results to differ materially from those stated or implied by such forward-looking statements. We undertake no obligation to publicly release any revision of any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof, or to reflect the occurrence of unanticipated events. Information concerning risk factors is contained under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, as well as in the section entitled “Risk Factors” in Part II, Item 1A of this report. You should carefully consider all of the risks and all other information contained in or incorporated by reference in this report and in our filings with the SEC. These risks are not the only ones we face. Additional risks and uncertainties not presently known to us, or which we currently consider immaterial, also may adversely affect us. If any of these risks actually occur, our business, financial condition and results of operations could be materially and adversely affected.

Company Overview

Wolverine is a world-class quality manufacturer of copper and copper alloy tube, and fabricated and metal joining products. Our focus is on custom-engineered, higher value-added tubular products, fabricated, and metal joining products. Our products enhance performance and energy efficiency in many applications, including commercial and residential heating, ventilation and air conditioning, refrigeration, home appliances, automotive, industrial equipment, power generation, petro-chemicals and chemical processing. We believe that we have the broadest product offering of any North American manufacturer of copper and copper alloy tube, which allows the offering of packaged solutions and cross selling opportunities.

Our principal product segments are the Commercial Products and Wholesale Products segments. Commercial Products consist primarily of high value added products sold directly to original equipment manufacturers and include technical, industrial, and copper alloy tubes, fabricated products, and metal joining products. The Commercial Products segment includes manufacturing plants in the U.S., Canada, China, Portugal and Mexico and a distribution center in The Netherlands. Wholesale Products are commodity-type plumbing and refrigeration tube products, which are primarily sold to plumbing wholesalers and distributors. The Wholesale Products segment includes manufacturing facilities in the U.S. and Canada. Prior to 2007, our business also included a Rod, Bar and Other

Products segment comprising a broad range of copper and copper alloy solid products as well as a distribution business in The Netherlands. The Netherlands distribution business is now included in the Commercial Products segment for the current quarter and the comparable period in 2006.

Recapitalization Plan

On February 1, 2007 we announced our entry into a recapitalization plan to strengthen our balance sheet, reduce financing costs and enhance our overall capital structure. This recapitalization plan will ultimately provide at least $75 million, and could provide up to approximately $135 million, of equity proceeds to Wolverine. We completed the first phase of this recapitalization plan, a private placement of 50,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”), for $50 million, to The Alpine Group, Inc. (“Alpine”) and a fund managed by Plainfield Asset Management LLC (“Plainfield”) on February 16, 2007. See Note 5, Recapitalization Plan, of the Notes to the Unaudited Condensed Consolidated Financial Statements for further details. Under our recapitalization plan, we also plan to raise up to an additional $51.1 million in cash proceeds from a common stock rights offering. If proceeds from the rights offering are less than $25 million, Alpine and Plainfield will be obligated under a standby commitment to purchase up to an additional 25,000 shares of Preferred Stock, for an amount equal to $25 million minus the gross proceeds from the rights offering. Depending on the level of participation in the rights offering, Alpine and Plainfield also have an option to purchase additional shares of Preferred Stock to maintain a 55% ownership interest. This written option has been recorded as a current liability based on its estimated value at the time of its issuance. In addition, the fair value of the option feature for Preferred Stock for which there were insufficient authorized shares, has been bifurcated from that balance. Both derivative liabilities were marked to market in the Condensed Consolidated Statement of Operations through April 1, 2007. We have agreed to file a registration statement registering the resale of the Preferred Stock and the common stock into which the Preferred Stock is convertible.

In addition, pursuant to our agreement with Alpine and Plainfield, we have agreed to initiate an exchange offer to issue senior notes similar to our existing 10.5% Senior Notes due 2009, but with less restrictive covenants, in exchange for our 7.375% Senior Notes due 2008, and to seek consents to remove substantially all of the restrictive covenants contained in the 7.375% Senior Note indenture. We are currently discussing with a number of financial institutions various alternatives to this exchange offer and consent solicitation, including the possibility of a global refinancing transaction with respect to our 10.5% and 7.375% Senior Notes, our secured revolving credit facility and our receivables sale facility, which would close concurrently with or shortly following the rights offering.

In connection with the proposed rights offering, exchange offer and resale transactions described in this section, Wolverine has filed or will file with the SEC one or more registration statements, and/or amendments thereto, each of which includes or will include a prospectus related to the applicable transaction. The discussion in this section does not constitute an offer of any securities for sale; no securities may be sold nor may offers to buy be accepted prior to the time the relevant registration statement (containing the applicable prospectus) becomes effective. Investors and security holders are urged to read the relevant prospectus regarding the applicable proposed transaction when it becomes available because it will contain important information. You may obtain a free copy of the relevant registration statement and prospectus (when available) and other related documents filed by Wolverine with the SEC at the SEC’s website at www.sec.gov. The relevant registration statement and prospectus (when available) and the other documents may also be obtained for free by accessing Wolverine’s website at www.wlv.com under the “Investor Relations” link and then under the heading “SEC Filings.”

Results of Operations

The following discussion summarizes the significant factors affecting the consolidated operating results of the Company for the three month periods ended April 1, 2007 and April 2, 2006. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes to the unaudited condensed consolidated financial statements contained in Item 1 above, and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Executive Summary

Net sales for the first quarter of 2007 were $286.7 million, a 3.9 percent decrease from the $298.3 million in the first quarter of 2006. The comparative decline reflects the discontinuance of rod and bar product sales in 2007, a slower start to the residential air conditioning cooling season, partially offset by a 19.9 percent increase in the average COMEX copper price to $2.70 per pound as compared with $2.25 per pound in the first quarter of 2006. Total shipments of 69.4 million pounds decreased 24.8 percent due in part to the closure of the Montreal and Jackson facilities (see “—Restructuring and Other Charges,” below), as well as a slower start to the residential air conditioning cooling season and lower housing starts which affected demand for wholesale products.

The net loss for the quarter was $2.2 million or $0.87 per common share, as compared with a net loss of $2.1 million, or $0.14 per common share for the comparative quarter in 2006. Included in the 2007 results were pre-tax restructuring and impairment charges of $2.9 million relating to the previously announced plant closings in Montreal, Quebec and Jackson, Tennessee, $3.2 million in pre-tax severance and other expenses related to the change of control of our Company and $0.5 million of pre-tax non-recurring professional and other fees. Net loss for the quarter also includes $4.1 million ($2.5 million after taxes) non-cash other income related to the mark to market adjustments for the embedded derivatives associated with recording the Preferred Stock Purchase Agreement (See Notes 1 and 5 to the Unaudited Condensed Consolidated Financial Statements). Operating income for the first quarter of 2007 was $1.5 million as compared to $3.3 million in the first quarter of 2006.

Our first quarter results reflect some softness in residential air conditioning demand, lower manufacturing costs and improved margins and pricing in several product categories. As compared to the prior year, our financial performance in the first quarter showed improvement in gross profit and income from operations over the same period in 2006, excluding the impact of the restructuring charges and professional and other fees.

Copper prices continue to place significant demands on our working capital requirements, impacting accounts receivable and inventory. In 2006, we implemented plans which lowered the total amount of accounts receivable by reducing the payment terms for certain commercial accounts, resulting in a decrease in our overall days sales outstanding by approximately 7 days from the same period in 2006. During 2007 we will gradually return to normal payment terms with our customers. Since last year, inventories have been reduced by approximately 10.7 million pounds or 31.9%. Inventory turns improved to a quarterly average of 11.4 times versus 10.5 times in the prior year to help offset the impact of higher copper prices.

Strategically, our objective is to focus Wolverine on higher value added products and services within a deleveraged capital structure. In connection with executing our recapitalization plan, we continue to work with our financial advisors regarding our strategic planning process and various options regarding the restructuring of our balance sheet. In particular, we continue to review opportunities to streamline operations and reduce the organization’s overall cost structure and debt levels.

For the Three Months Ended April 1, 2007 Compared with the Three Months Ended April 2, 2006

Pounds shipped were as follows:

	Pounds Shipped For the Three Months Ended
(In thousands, except for percentages)	April 1, 2007	April 2, 2006	Increase (Decrease)	% Increase (Decrease)
Commercial products	50,533	64,780	(14,247)	(22.0)
Wholesale products	18,836	22,783	(3,947)	(17.3)
Rod, bar and other products	—	4,641	(4,641)	NM

Total	69,369	92,204	(22,835)	(24.8)

NM - Not Meaningful

Total shipments of 69.4 million pounds in the first quarter of 2007 decreased 24.8 percent from the same period in last year, due in part to the closure of the Montreal and Jackson facilities and the discontinuance of rod and bar products. This decrease also reflects the slow start in the residential air conditioning season which impacted demand for industrial tube, fabricated products and metal joining products.

Shipments of commercial products were 50.5 million pounds, a 22.0 percent decrease from the first quarter of 2006. The decrease in commercial shipments is attributable to the slow start in the residential air conditioning season which impacted demand for industrial tube, fabricated products and metal joining products. In 2006, there was a higher demand for industrial tube, fabricated products, and metal joining products driven by the change to 13 SEER residential air conditioning units manufactured by HVAC companies. Technical tube shipments were 2.2 percent higher than the same period in 2006 reflecting growth in shipments from our international operations, while other products in this segment showed a decrease due primarily to weak demand by the home appliance industry.

Shipments of wholesale products totaled 18.8 million pounds, as compared to last year’s first quarter of 22.8 million pounds, a 17.3 percent reduction. These lower shipments reflect a slowing in demand related to residential construction and erratic changes in the price of copper. Additionally, the substitution of plastics or other alternative products in residential construction has reduced demand for copper tubing. We believe that the industry shift to non-copper plumbing products in residential applications is substantially completed. Commercial construction continues to utilize copper products due to various codes and applications requiring its use.

Shipments of rod, bar and other products totaled 4.6 million pounds in the first quarter of 2006. Rod and bar products were eliminated from our product line with the closing of the Montreal plant in late 2006.

The net sales by business segment were as follows:

	Net Sales For the Three Months Ended
(In thousands, except for percentages)	April 1, 2007	April 2, 2006	Increase (Decrease)	% Increase (Decrease)
Commercial products	$221,186	$219,661	$1,525	0.7
Wholesale products	65,517	65,866	(349)	(0.5)
Rod, bar and other products	—	12,785	(12,785)	NM

Total	$286,703	$298,312	$(11,609)	(3.9)

NM - Not Meaningful

Overall, net sales for the first quarter of 2007 were $286.7 million, a 3.9 percent decrease from the $298.3 million in the first quarter of 2006. The comparative decline reflects the discontinuance of rod, bar and other product sales in late 2006, a slower start to the residential air conditioning cooling season, partially offset by a 19.9 percent increase in the average COMEX copper price to $2.70 per pound as compared with $2.25 per pound in the first quarter of 2006.

Per unit fabrication revenue, which is the selling price excluding metal, was $1.21 per pound in 2007 as compared to $1.06 per pound in 2006. This change primarily reflects the increase in fabrication revenue in our commercial products of 11.1 percent and in our wholesale products of 19.5 percent.

Net sales in commercial products increased 0.7 percent to $221.2 million, the increase in copper prices, which is a direct pass through to our commercial products customers along with the increase in fabrication revenue nearly offset the drop in net sales relative to the decrease in pounds shipped. On a per unit basis, commercial products net sales were $4.24 per pound, compared to $3.13 per pound in the prior year.

Net sales in wholesale products of $65.5 million were relatively flat as compared with the prior year’s first quarter of $65.9 million. On a per unit basis, net sales for wholesale products were $3.48 per pound as compared with $2.89 per pound in the first quarter of 2006, reflecting increased copper prices and improvement in unit fabrication revenues.

As mentioned previously, with the closure of our Montreal plant we no longer participate in the rod, bar and other products market. Net sales from our distribution business in the Netherlands have been reclassified and included in the Commercial Products segment above.

Gross profit/(loss) by business segment was as follows:

	Gross Profit/(Loss) For the Three Months Ended		Increase (Decrease)	% Increase (Decrease)
(In thousands, except for percentages)	April 1, 2007	April 2, 2006
Commercial products	$11,886	$9,164	$2,722	29.7
Wholesale products	3,656	2,168	1,488	68.6
Rod, bar and other products	—	(450)	450	NM

Total	$15,542	$10,882	$4,660	42.8

NM - Not Meaningful

Gross profit in the first quarter of 2007 increased to $15.5 million as compared with $10.9 million in the first quarter of 2006. The increase in gross profit reflects a richer mix of products sold and better pricing, partially offset by the impact of lower volumes.

Unit manufacturing cost for the quarter was $0.99 per pound as compared with $0.94 per pound in the first quarter of 2006. Unit manufacturing costs were negatively impacted by the under absorption of fixed costs due to lower volumes produced.

Selling, general and administrative expenses were relatively unchanged at $7.4 million in the first quarter of 2007 as compared with $7.6 million in the same quarter last year. Increases in annual performance incentives were offset by reductions in employee-related costs, professional fees and taxes.

Advisory fees and severance expenses in the first quarter of 2007 were $3.7 million and included $3.2 million of executive compensation and severance related to the change in control effective with the completion of the initial phase of the recapitalization plan, on February 16, 2007. We continued to utilize the services of certain financial, legal and business advisors to consult on issues including strategic planning and the restructuring of our balance sheet in the first quarter of 2007. For the first quarter we recorded $0.5 million related to advisory and other activities. With the substantial curtailment of the use of outside advisors we anticipate these charges to be reduced during the remainder of the year.

Net interest and amortization expenses were $6.4 million in the first quarter of 2007, as compared with $6.3 million for the same period in 2006. The interest expense reflects the costs of utilization of our liquidity facilities and interest on our Senior Notes. While interest expense remained the same in the first quarter of 2007 as in the first quarter of 2006, amortization of deferred financing fees increased as a result of amendments made to the receivables sale facility in 2006.

Other (income)/expense, net includes $4.1 million non-cash income related to recording the adjustment in fair values of several derivatives related to the issuance of Preferred Stock. This income is the result of reduced stock prices and the passage of time.

A tax expense of $0.9 million was recorded in the first quarter of 2007 as compared with a tax benefit of $1.2 million for the same quarter a year ago. The tax expense for 2007 resulted from profits in certain jurisdictions where we recorded tax expense. The tax benefits from losses in our U.S. operations required an offsetting increase in our tax valuation reserve and therefore no tax expense or benefit was recorded for these operations. As of December 31, 2006, We have significant U.S. federal net operating loss carryforwards of $105.0 million, which expire at various times beginning in 2007 through 2026. These net operating loss carryforwards are subject to a valuation allowance due to the uncertain nature of the realization of the losses. In addition, Section 382 of the Internal Revenue Code imposes certain restrictions on the utilization of net operating loss carryforwards and other tax attributes after an ownership change, as defined in Section 382. On February 16, 2007 we had a Section 382 ownership change in control which will significantly limit the possible utilization of net operating loss carryforwards in the future. Accordingly, in the event we would otherwise be able to utilize the net operating loss carryforwards to offset taxable income generated in this or future tax years, we will be subject to an annual limitation of approximately $1.3 million of these net operating losses for U.S. federal income tax purposes.

On July 13, 2006, the Financial Accounting Standards Board issued Interpretation No 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), clarifying the way companies account for uncertainty in income taxes. Effective January 1, 2007, we adopted FIN 48. This interpretation dictates a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. See Note 17, Income Taxes, to the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion of the impact of implementation.

Restructuring and Other Charges

On September 13, 2006, we announced our decision to close two of our manufacturing facilities, one located in Jackson, Tennessee and the other located in Montreal, Quebec, and to relocate our U.S. wholesale distribution facility to the Decatur, Alabama plant site. Our decision was based on the unsatisfactory financial performance and business outlook for the facilities and the expected continuation of such financial performance. Our Jackson, Tennessee facility produced enhanced surface welded tube which was transitioned to outsourced tube from our Value Added Strategic Sourcing program with little expected loss of business as a result of the decision to close this facility. The Montreal, Quebec facility produced commercial products, rod and bar products and some wholesale products for the Canadian and U.S. markets. A substantial portion of the commercial and wholesale products were transferred to our London, Ontario and Decatur, Alabama facilities.

We recognized charges during the first quarter of 2007 before tax totaling $2.9 million, of which $1.3 million was non-cash and $1.6 million required cash outlays. The two facilities that were closed employed approximately 400 persons at the time of announcement. The annual pre-tax benefit associated with these actions is estimated to be approximately $6.0 million.

At the end of the first quarter of 2007 we had reserves of $2.1 million outstanding related to restructuring activities as compared with $0.3 million for the same period in 2006. See Note 13, Restructuring and Impairment Charges, to the Notes to Unaudited Condensed Consolidated Financial Statements for further details.

Liquidity and Capital Resources

The following table sets forth selected information concerning our financial condition:

(In thousands except ratio)	April 1, 2007 (Unaudited)	December 31, 2006
Cash and cash equivalents	$22,327	$17,745
Working capital	158,718	150,605
Total debt	237,001	240,000
Current ratio	2.19	3.15

Overview and Outlook

For the first three months of 2007 we had a net increase in cash and cash equivalents of $4.6 million as compared with a decrease of $4.7 million for the same period last year. Our business has not yet generated sufficient unrestricted cash flow from operations to satisfy all of our working capital needs, interest payment obligations, capital expenditures and other cash requirements. Our normal working capital requirements typically increase during the first half of our fiscal year. The significant rise in copper and other metal prices have required us to continue to utilize our liquidity facilities in the first quarter of 2007 to supplement our operating cash.

On February 23, 2007, we paid down the entire balance outstanding on our receivables sale facility, totaling $47.5 million, using the proceeds from the initial sale of $50 million of Preferred Stock pursuant to our recapitalization plan described in “—Recapitalization Plan,” above. We used the remainder of the proceeds for working capital purposes. As of April 1, 2007, we had availability of $45.2 million under the receivables sale facility and $3.7 million in borrowing availability under our secured revolving credit facility. In addition, during the first quarter of 2007, we entered into a new silver consignment facility with HSBC Bank USA, National Association (“HSBC”) and entered into related amendments to our secured revolving credit facility and receivables sale facility to accommodate the HSBC facility. Under our new consignment facility, we may request consignments of silver with an aggregate value up to the lesser of $25.0 million or 85% of the aggregate undrawn face amount of letters of credit required to be provided to HSBC. The consignment facility, supported by $16.5 million in letters of credit at the end of the first quarter of 2007, will allow us to request up to an aggregate of approximately $14.0 million in consigned silver under the facility. We believe that the availability under these facilities, combined with unrestricted cash on hand in North America and the capital infusions we have received and plan to receive in connection with the execution of our recapitalization plan, should provide the liquidity required in 2007 to support our operations and continue our strategic initiatives.

See the discussion of risks related to our liquidity under Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006.

Sources of Liquidity

Our principal sources of liquidity in the first quarter of 2007 were cash and cash equivalents, amounts available under our liquidity facilities and cash proceeds from the sale of equity in connection with our recapitalization plan outlined in “—Recapitalization Plan,” above. We believe funds generated from these sources will be adequate to finance anticipated business plans and strategic initiatives during 2007.

Cash and cash equivalents. In the first three months of 2007, cash and cash equivalents increased by $4.6 million. Cash and cash equivalents as of April 1, 2007 and December 31, 2006 were $22.3 million and $17.7 million, respectively, of which approximately $10.5 million and $12.7 million, respectively, were held by subsidiaries located outside the U.S.

Our liquidity is affected by restricted cash balances which are included in other current assets and are not available for general corporate use, which totaled $4.6 million at April 1, 2007 and $6.0 million as of December 31, 2006. Restricted cash at April 1, 2007 included $3.3 million related to deposits for margin calls on our metal and natural gas hedge programs, $0.6 million as collateral to secure our travel and purchase credit card programs, and $0.7 million to secure a letter of credit for a loan made by the Portuguese government. Restricted cash at December 31, 2006 included $3.6 million related to deposits for margin calls on our metal and natural gas hedge programs, $0.8 million as collateral to secure our travel and purchase credit card programs, and $0.7 million to secure a letter of credit for a loan made by the Portuguese government. Also included were $0.4 million as a deposit for the Monterrey, Mexico facility lease, $0.3 million in escrow related to the sale of our former Roxboro, N.C. facility, and $0.2 million to secure a letter of credit for the Canadian Customs Bureau which were reclassified in 2007 on the Condensed Consolidated Balance Sheet from cash and cash equivalents to deferred charges, net.

Amounts available under liquidity facilities. Our receivables sale facility and secured revolving credit facility, as well as a credit facility in The Netherlands, are available for working capital needs. Our ability to access these liquidity facilities depends on the amount of available borrowing base or eligible receivables, less any required reserves or holdbacks, and is subject to our compliance with the terms and conditions of the facility agreements, including financial covenants. At the end of the first quarter of 2007, we were in compliance with all such covenants. In the event we were to default on any of our other debt, it may constitute a default under our liquidity facilities as well.

We had no borrowings under our secured revolving credit facility at April 1, 2007, and approximately $23.3 million of standby letters of credit outstanding. After taking into account an additional $3.2 million of reserves and other holdbacks, we had $3.7 million in additional borrowing availability under our secured revolving credit facility as of that date. Based upon a servicing report as of April 1, 2007, the value of receivables eligible to be purchased totaled approximately $62.7 million. We had $17.5 million outstanding under the facility at April 1, 2007, leaving approximately $45.2 million in availability as of this date.

Proceeds from the sale of Preferred Stock. As noted above, during the first quarter of 2007 we received $50 million in cash under the recapitalization plan.

Uses of Liquidity

Our principal uses of liquidity in the first quarter of 2007 were funding the losses from operations, working capital needs, capital expenditures, payments related to our outstanding debt, and pension obligations.

Net cash used for operations. Net cash used for operating activities in the first three months of 2007 was $35.6 million. Net cash used for operating activities in the first three months of 2006 was $6.6 million. The increase in net cash used by operations in 2007 versus 2006 is primarily the result of funds used to support the impact on working capital from copper prices plus the repayment of advances associated with our receivables sale facility with proceeds from the initial sale of $50 million of Preferred Stock pursuant to our recapitalization plan.

Working capital needs. Cash used for inventories increased during the first quarters of 2007 and 2006. This increase in working capital is in spite of a 31.9 percent year over year reduction in pounds of product carried in inventory and reduction in the number of days sales outstanding for receivables (largely due to a reduction in terms implemented in the second quarter of 2006 with many of our commercial customers). Copper prices during the first three months of 2007 reflect a 19.9 percent increase in the average COMEX copper price to $2.70 per pound as compared with $2.25 per pound in the first quarter of 2006. While copper prices were relatively stable near the $2.50 range in January and February 2007, prices reached as high as $3.14 in March. The impact of this increase on working capital requirements has been exacerbated as metal suppliers have generally shortened credit terms to us over the past year, although late in the first quarter of 2007 we began to see a loosening of terms following the announcement that we had completed the initial phase of our recapitalization plan. Due to the normal seasonality of our business, we have historically required higher levels of working capital during the first half of the year.

Capital expenditures. In the first three months of 2007, capital expenditures totaled $1.0 million versus $1.2 million for the same period in 2006. Capital expenditures include asset replacement, environmental and safety compliance, cost reduction and productivity improvement items. Projected capital expenditures for 2007 are $8.3 million.

Payments related to our outstanding debt and other financing facilities. In the first three months of 2007, we made interest and other fee cash payments on our senior notes, liquidity facilities and other debt totaling $5.9 million, versus payments of $5.4 million during the same period in 2006. Increase in the utilization of our receivables sale facility in 2007 as compared with the amount utilized in 2006 and increases in variable interest rates had an impact on interest and fee expense.

On August 25, 2006 we terminated the interest rate swap on our 7.375% Senior Notes and paid Wachovia $1.8 million representing the interest accrued through the date of termination in August and the termination fee. We are amortizing the termination fee over the remaining term of the underlying Senior Notes.

Funding of pension obligations. In the first quarter of 2007 we made contributions of $1.5 million to our Canadian defined benefit pension plans. This contribution brought the pension funds to the required 99.0 percent solvency rate and enabled the fund to purchase annuities for employees at the termination date. In the first quarter of 2006 we made contributions of $0.9 million to these plans. In the first three months ended April 1, 2007 and April 2, 2006, we made no contributions to our U.S. qualified defined benefit pension plan.

Off-Balance Sheet Arrangements

Except as described in Note 9, Receivables Sale Facility, to the Unaudited Condensed Consolidated Financial Statements, above, there were no material changes to the information regarding the off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements.”

Other than the receivables sale facility, we had no other off-balance sheet arrangements as of April 1, 2007 that either have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity Facilities

As described in Notes 10 and 11 of the Notes to Consolidated Financial Statements contained in our 2006 Form 10-K, our financing arrangements consist of (i) our 7.375% Senior Notes due 2008 and our 10.5% Senior Notes due 2009, of which $136.7 million and $99.1 million, respectively, were outstanding as of April 1, 2007; (ii) our liquidity facilities described below; and (iii) certain other credit arrangements with respect to our non-U.S. operations. The agreements governing our liquidity facilities, and the indentures governing our Senior Notes, contain cross default provisions. As of April 1, 2007, we were in compliance with the covenants contained in the agreements governing our liquidity facilities and in the indentures governing our Senior Notes.

During the first quarter of 2007, our liquidity facilities consisted of a receivables sale facility of up to $90 million and a secured revolving credit facility of up to $35 million. In addition, on February 16, 2007, we entered into a new silver consignment facility under which we may request consignments of silver with an aggregate value of up to the lesser of $25 million or 85 percent of the aggregate undrawn face amount of the letters of credit required to be provided to the facility provider. We view our receivables sale facility and our secured revolving credit facility as sources of available liquidity. We view our silver consignment facility as a source of indirect liquidity because it allows us to reduce the amount of working capital necessary to fund our silver raw material requirements.

The terms of each of these liquidity facilities are described in Notes 10 and 11 of the Notes to Consolidated Financial Statements contained in our 2006 Form 10-K. We entered into certain amendments and waivers to the agreements governing the secured revolving credit facility and the receivables sale facility to permit the implementation of the new silver consignment facility and also to permit the initial sale of the Preferred Stock pursuant to the recapitalization plan. These amendments and waivers, as well as amounts available and outstanding under the facilities as of April 1, 2007, are described in Notes 8 and 9 to the Unaudited Condensed Consolidated Financial Statements, above.

Environmental Matters

We are subject to extensive environmental regulations imposed by local, state, federal and provincial authorities in the U.S., Canada, China, Portugal and Mexico with respect to air emission, discharges to waterways, and the generation, handling, storage, transportation, treatment and disposal of waste material, and we have received various communications from regulatory authorities concerning environmental matters. We have accrued undiscounted estimated environmental remediation costs related to our operating facilities of $11.6 million as of April 1, 2007, consisting of primarily $11.0 million for our closed Montreal facility. Based upon information currently available, we believe that the ultimate remediation costs for these matters are not reasonably likely to have a material effect on our business, financial condition or results of operations. However, actual costs related to these environmental matters could differ materially from the amounts we estimated and have accrued at April 1, 2007, and could result in additional exposure if these environmental matters are not resolved as anticipated.

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

	Three months ended
(In millions)	April 1, 2007	April 2, 2006
Gains arising from ineffectiveness included in earnings	$0.1	$0.9
Gains/(Losses) reclassed from other comprehensive income (“OCI”) to earnings	$(1.0)	$1.2

(In millions)	April 1, 2007	April 2, 2006
Aggregate notional value of derivatives outstanding	$4.2	$6.7

Period through which derivative positions currently exist	December 2007	February 2007
Fair value of derivatives – asset	$0.1	$3.8
(Decrease) in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(1.4)	$(1.1)
Deferred gains included in OCI	$0.5	$2.8
Gains included in OCI to be recognized in the next 12 months	$0.5	$2.8
Number of months over which gain in OCI is to be recognized	9	11

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

	Three months ended
(In millions)	April 1, 2007	April 2, 2006
(Losses) arising from ineffectiveness included in earnings	$(0.3)	$(0.2)
Gains/(losses) reclassed from other comprehensive income (“OCI”) to earnings	$1.0	$(0.3)

(In millions)	April 1, 2007	April 2, 2006
Aggregate notional value of derivatives outstanding	$5.6	$5.1

Period through which derivative positions currently exist	June 2007	May 2006
Fair value of derivatives – asset	$0.2	$—
(Decrease) in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(0.7)	$(0.5)
Deferred (losses) included in OCI	$(0.5)	$—
(Losses) included in OCI to be recognized in the next 12 months	$(0.5)	$—
Number of months over which (loss) in OCI is to be recognized	3	—

We have entered into commodity forward contracts to sell copper in order to hedge or protect the value of the copper carried in our inventory from future price decreases. We account for these forward contracts as fair value hedges under SFAS 133. The fair value of these derivative liabilities is recognized in accrued liabilities in the Consolidated Balance Sheet. Hedge ineffectiveness is recognized in the Consolidated Statement of Operations under cost of goods sold. Information on this type of derivative transaction is as follows:

	Three months ended
(In millions)	April 1, 2007	April 2, 2006
Gains/(losses) arising from ineffectiveness included in earnings	$0.3	$(2.3)

(In millions)	April 1, 2007	April 2, 2006
Aggregate notional value of derivatives outstanding	$4.0	$28.9

Period through which derivative positions currently exist	July 2007	May 2006
Fair value of derivatives – (liability)	$(0.7)	$(3.1)
(Decrease) in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(0.5)	$(3.2)

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

The fair value of these derivative liabilities is recognized in prepaid expenses in the Consolidated Balance Sheet. Hedge ineffectiveness is recognized in the Consolidated Statement of Operations under cost of goods sold. Information on this type of derivative transaction is as follows:

	Three months ended
(In millions)	April 1, 2007	April 2, 2006
Gains arising from ineffectiveness included in earnings	$0.5	N/A

(In millions)	April 1, 2007	April 2, 2006
Aggregate notional value of derivatives outstanding	$1.9	N/A
Period through which derivative positions currently exist	May 2007	N/A
Fair value of derivatives – asset	$0.1	N/A
Increase in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$0.2	N/A

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

	Three months ended
(In millions)	April 1, 2007	April 2, 2006
Gains/(Losses) arising from ineffectiveness included in earnings	$(1.5)	$0.8
(Losses) reclassed from other comprehensive income (“OCI”) to earnings	$(0.1)	$—

(In millions)	April 1, 2007	April 2, 2006
Aggregate notional value of derivatives outstanding	$6.3	$10.1

Period through which derivative positions currently exist	December 2008	December 2008
Fair value of derivatives – (liability)	$(0.2)	$(0.4)
(Decrease) in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(0.6)	$(1.0)
Deferred (losses) included in OCI	$(0.5)	$(3.4)
(Losses) included in OCI to be recognized in the next 12 months	$(0.2)	$(1.6)
Number of months over which gain/(loss) in OCI is to be recognized	21	33

Foreign Currency Exchange Risk

We are subject to market risk exposure from fluctuations in foreign currencies. Foreign currency exchange forward contracts may be used from time to time to hedge the variability in cash flows from the forecasted payment or receipt of currencies other than the functional currency. We do not enter into forward exchange contracts for speculative purposes. These forward currency exchange contracts and the underlying hedged receivables and payables are carried at their fair values, with any associated gains and losses recognized in current period earnings. These contracts cover periods commensurate with known or expected exposures, generally within three to five months. As of April 1, 2007, we had forward exchange contracts outstanding to sell foreign currency with a notional amount of $2.3 million. The estimated fair value of these forward exchange contracts to sell foreign currency was a loss of $6 thousand. The effect of a 10% adverse change in exchange rates would reduce the fair value by approximately $0.2 million.

Interest Rate Risk

In October 2002, we entered into an interest rate swap transaction on $50.0 million of our 7.375% Senior Notes. The interest rate swap called for semi-annual interest payments on February 1 and August 1, a floating interest rate based upon the nine month LIBOR rate plus a spread of 3.76%, and an August 1, 2008 maturity date.

On August 25, 2006, we terminated the interest rate swap and paid Wachovia Bank, National Association (Wachovia) $1.8 million representing the interest accrued through the date of termination in August and the termination fee. The termination fee of $1.7 million will be amortized over the remaining life of the 7.375% Senior Notes. As of April 1, 2007, the unamortized amount was $1.2 million. The termination fee, which was locked in on the date of the termination, is the net present value of the amount of interest which exceeded the fixed rate of 7.375% for the balance of the term of the interest rate swap. Taking into account the gain recorded from the inception of the interest rate swap to the termination of $1.1 million and the termination fee of $1.7 million or a net increase in interest of $0.6 million, the effective annual rate of the underlying Senior Notes is 7.578% through the maturity date.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Operating Officer and Principal Executive Officer, Harold Karp, and our Chief Financial Officer, James E. Deason, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, Messrs. Karp and Deason have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

The Company concluded that its disclosure controls and procedures were not effective as a result of a material weakness in its control over financial reporting due to a material misstatement of the Company’s 2004 and 2005 cash flows provided by (used for) investing activities. Historically, the Company had included certain restricted cash balances within cash and equivalents on the balance sheet, as well as for purposes of the statement of cash flows. In the first quarter of 2007, the Company determined that this position was in conflict with the SEC Staff Training Manual Appendix A, II. The Company decided to restate the Company’s financial statements for the years ended December 31, 2006, 2005, and 2004.

The Company corrected the material misstatements in the current period financial statements prior to the filing of this

Form 10-Q.

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

As defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2, a material weakness is defined as a significant deficiency or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Remediation Plan

In addition to controls and procedures consistent with prior practices, the Company has developed and is implementing remediation plans. In order to remediate the aforementioned material weakness, the Company will:

—	Increase its professional education training for certain employees involved in financial accounting and reporting with a focus on remedial training related to the SEC regulations governing the preparation of financial statements and ongoing SEC and GAAP pronouncement developments and interpretations thereof.

Management of the Company will continue to evaluate the effectiveness of its disclosure controls and procedures. Because of the inherent limitations in all control systems, controls can provide only reasonable, not absolute, assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitation in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

Based upon the evaluation performed by our management, which was conducted with the participation of Messrs. Karp and Deason, there has been no change in our internal control over financial reporting during the first quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

The Company has included in its Annual Report on Form 10-K for the year ended December 31, 2006 a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (“Risk Factors”). The Risk Factors are hereby incorporated in Part II, Item 1A of this Form 10-Q. The information presented below updates, and should be read in conjunction with, the Risk Factors.

Our net operating loss carryforwards may expire unutilized, which could prevent us from offsetting future taxable income.

As of December 31, 2006, we had U.S. federal net operating loss carryforwards of $105.0 million, which expire at various times beginning in 2007 through 2026. These net operating loss carryforwards are subject to a valuation allowance due to the uncertain nature of the realization of the losses. In addition, Section 382 of the Internal Revenue Code imposes certain restrictions on the utilization of net operating loss carryforwards and other tax attributes after an ownership change, as defined in Section 382. On February 16, 2007 we had a Section 382 ownership change which will significantly limit the possible utilization of net operating loss carryforwards in the future. Accordingly, in the event we would otherwise be able to utilize the net operating loss carryforwards to offset taxable income generated in this or future tax years, we will be subject to an annual limitation of approximately $1.3 million of these net operating losses for U.S. federal income tax purposes. We may not be able to achieve sufficient profitability to utilize some or all of our net operating loss carryforwards prior to their expiration.

Net income could be impacted by non-cash adjustments to the fair value of embedded derivatives.

As discussed in Note 1, during the first quarter of 2007, and in conjunction with the issuance of Preferred Stock, we recorded several embedded derivatives. These derivatives are accounted for under the provisions of SFAS 133. As such, these derivatives are subject to periodic valuations. The market price of our common stock is a key driver in the valuation calculations and can vary significantly. Changes in the fair value will affect the Condensed Consolidated Statement of Operations through marking to market the liabilities associated with these embedded derivatives. At April 1, 2007, the total fair value of these embedded derivatives was recorded as a current liability in the amount of $38.3 million.

Item 5.	Other Information

Mr. Harold M. Karp joined our Company as President and Chief Operating Officer on February 16, 2007. The Company and Mr. Karp have not finalized the terms of his employment agreement. Pending the entry into such an agreement the Board of Directors approved Mr. Karp’s interim annual base salary of $325,000. In addition, Mr. Karp is receiving the standard employee health and welfare benefits commensurate with other officers of our Company.

Item 6.	Exhibits

3.1	Certificate of Designations of Series A Convertible Preferred Stock, dated as of February 16, 2007 (incorporated by reference to Exhibit A of the Preferred Stock Purchase Agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2007).

10.1	Amendment No. 7 to Amended and Restated Credit Agreement, dated as of February 16, 2007, among the Company and its U.S. subsidiaries, the lenders named therein and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 23, 2007).

10.2	Amendment No. 8 to Amended and Restated Credit Agreement and Consent, dated as of February 16, 2007, among the Company and its U.S. subsidiaries, the lenders named therein and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 23, 2007).

10.3	Consignment Agreement, dated February 16, 2007, by and between HSBC Bank USA, National Association, Wolverine Tube, Inc. and Wolverine Joining Technologies, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 23, 2007).

10.4	Amendment No. 3 to Amended and Restated Receivables Purchase Agreement, dated as of February 16, 2007, among DEJ 98 Finance, LLC, Wolverine Finance, LLC, Wolverine Tube, Inc., Variable Funding Capital Company, LLC, The CIT Group/Business Credit, Inc., individually and as co-agent, and Wachovia Bank, National Association, individually and as agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 23, 2007).

10.5	Preferred Stock Purchase Agreement, dated as of January 31, 2007, by and among Wolverine Tube, Inc., The Alpine Group, Inc. and Plainfield Special Situations Master Fund Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2007).

10.6	Registration Rights Agreement, dated as of February 16, 2007, by and among Wolverine Tube, Inc., The Alpine Group, Inc. and Plainfield Special Situations Master Fund Limited (incorporated by reference to Exhibit B to the Preferred Stock Purchase Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2007).

10.7	Management Agreement, dated as of February 16, 2007, by and between The Alpine Group, Inc. and Wolverine Tube, Inc. (incorporated by reference to Exhibit C to the Preferred Stock Purchase Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2007).

10.8*	Consulting Agreement, dated as of February 16, 2007, by and between Wolverine Tube, Inc. and Johann R. Manning, Jr. (incorporated by reference to Exhibit E-1 to the Preferred Stock Purchase Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2007).

10.9*	Separation Agreement, dated as of February 16, 2007, by and between Wolverine Tube, Inc. and Johann R. Manning, Jr. (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-141815) filed on April 2, 2007).

10.10	Voting Agreement, dated as of February 16, 2007, by and among Wolverine Tube, Inc., The Alpine Group, Inc. and Plainfield Special Situations Master Fund Limited (incorporated by reference to Exhibit G to the Preferred Stock Purchase Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2007).

10.11*	Letter Agreement between Wolverine Tube, Inc. and Garry K. Johnson, dated March 1, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 7, 2007).

10.12*	Wolverine Tube, Inc. 2007 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 2, 2007).

10.13*	Form of Non-Qualified Stock Option Agreement pursuant to the 2007 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 2, 2007).

10.14*	Non-Qualified Stock Option Agreement pursuant to the 2007 Non-Qualified Stock Option Plan, dated March 29, 2007, between the Company and The Alpine Group, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 2, 2007).

10.15*	Summary of Named Executive Officer Compensation.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

WOLVERINE TUBE, INC.

Dated: June 15, 2007	By:	/s/ James E. Deason
	Name:	James E. Deason
	Title:	Senior Vice President, Chief Financial Officer and Secretary