Form 10-K/A
period 2006-12-31
WOLVERINE TUBE INC
filed 2007-07-11
CIK 821407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2006,

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

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

EXPLANATORY NOTE

Wolverine Tube, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment” or “Form 10-K/A”) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 16, 2007 (the “Original Filing”) to amend and restate financial statements and other financial information for the years ended December 31, 2006, 2005 and 2004.

On June 12, 2007, management and the Audit Committee of the Board of Directors of the Company determined that the Company’s financial statements for the years ended December 31, 2006, 2005 and 2004 included in the Original Filing should be restated and should no longer be relied upon as a result of the Company’s historical classification of certain restricted cash balances in its balance sheets and cash flow statements.

Historically, the Company has consistently included certain restricted cash balances within the cash and equivalents line item on the balance sheet and on the statement of cash flows, on the basis that restricted cash amounts were not material as to total assets. The Company previously disclosed the amounts and nature of restricted cash in the footnotes to the financial statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations. In the first quarter of 2007, the Company reassessed this practice in light of discussions with KPMG LLP, its independent registered public accounting firm, and the Company’s current understanding of Statement of Accounting Standard No. 95 (SFAS 95), Statement of Cash Flows. The Company determined it necessary to conform its reporting of restricted cash on the statement of cash flows to SFAS 95, reporting restricted cash balances as a separate line item on the balance sheet, thereby lowering cash and equivalents on the statement of cash flows, and reflecting period changes in restricted cash as amounts provided by or used for investing on the statement of cash flows.

Accordingly, the Company is restating the Consolidated Balance Sheets contained herein by separately classifying $6.0 million and $6.6 million previously included in the cash and equivalents line item as of December 31, 2006 and 2005, respectively, as restricted cash, and is restating the Consolidated Statements of Cash Flows contained herein by excluding these restricted cash balances from the cash and equivalents line item and reporting the period changes in restricted cash as amounts provided by (used for) investing activities. The following tables set forth the effects of restating the Consolidated Financial Statements of the Company as of and for the periods ended December 31, 2006, 2005 and 2004 to conform with SFAS 95:

Consolidated Statements of Cash Flows:

	December 31,
(In thousands)	2006	2005	2004
Net cash provided by (used for) investing activities
As previously reported	$(5,707)	$(184)	$(8,720)
As restated	$(5,059)	$4,126	$(17,200)

Consolidated Balance Sheets:

	December 31,
(In thousands)	2006	2005	2004
Cash and equivalents
As previously reported	$23,733	$27,329	$35,017
As restated	$17,745	$20,693	$24,071

	December 31,
(In thousands)	2006	2005	2004
Restricted Cash
As previously reported	$0	$0	$0
As restated	$5,998	$6,636	$10,946

In addition, Note 26, Condensed Consolidating Financial Information, of the Consolidated Financial Statements has been revised to reflect the restatement.

There is no change to previously reported amounts of current or total assets, revenues or net income, or cash flows provided by or (used for) operating and financing activities for any period as a result of this restatement. The impact of this classification error was not material to any quarterly period during 2006, and as a result the Company does not intend to amend any previously-filed quarterly reports. However, the financial statements and other financial information contained in the Company’s Form 10-Q for the quarter ended April 1, 2007, as filed on June 15, 2007, are consistent with the restated presentation outlined above, and the Company has revised the comparative quarterly information as of April 2, 2006 included in that Form 10-Q to conform with the presentation for the quarter ended April 1, 2007.

This Amendment sets forth the Original Filing in its entirety, as corrected for the restatement. The following sections have been revised to reflect the restatement: Item 1—Business, Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 8—Financial Statements and Supplementary Data, Item 9A—Controls and Procedures, and Item 15—Exhibits and Financial Statement Schedules. This Amendment only reflects changes resulting from the restatement described herein; no other information in the Original Filing has been updated. Other than as described above, this Amendment continues to speak as of the date of the Original Filing. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in other reports filed with or furnished to the SEC subsequent to the date of the Original Filing.

Because this Amendment restates all of the pertinent financial data for the affected periods, the Company does not intend to amend any previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods ending prior to December 31, 2006. As a result, the reader should not rely on the prior filings, but should rely upon the restated financial statements, reports of our independent registered public accounting firm and related financial information for affected periods contained in this Amendment.

FORM 10-K/A

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

We have filed, as exhibits to our Annual Report on Form 10-K, as amended by this Form 10-K/A, the certifications of our principal executive officer and principal financial officer under Sections 906 and 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of our public disclosure. We are an accelerated filer with the SEC. You may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains our electronically filed reports, proxy and information statements, and other information.

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

Manufacturing Processes

The manufacture of copper, fabricated products and metal joining products consists of manufacturing processes including casting, extruding, drawing, forming, joining and finishing. In most cases, raw material is first cast into a solid cylindrical shape or “billet.” The billet is then heated to a high temperature, a hole is pierced through the center of the cylinder, and the cylinder is then extruded under high pressure. Material is then either drawn down to smaller sizes, or reduced on a forging machine and then drawn down to a smaller size. The outside and/or inside surface may be enhanced to achieve the desired heat transfer qualities. Depending on customer needs, bending, shaping, precision cutting, forming, annealing (heating to restore flexibility), coiling or other operations may be required to finish the product.

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

The key elements of our copper procurement and product pricing strategies are the assurance of a stable supply and the avoidance, where possible, of exposures to metal price fluctuations. Copper prices fluctuate daily, typically using the Commodities Exchange (COMEX) or London Metal Exchange (LME) price as a benchmark. We generally have an “open pricing” option under which we may fix the price of all or a portion of the metal subject to purchase contracts at any time up to the last COMEX or LME trading day (usually two days before the end of the month) of the last month in a contract period.

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

Our company introduced Micro Deformation Technology MDTÔ in 2002. This technology is used to develop highly enhanced new heat transfer products for large chiller applications. We continue to participate in several industry, university and governmental research projects relating to more efficient heat transfer tubes for industrial, commercial and residential heating and cooling applications, as well as refrigeration, power generation, chemical and petrochemical industries. Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. Research and development costs were approximately $2.2 million in 2006, $3.1 million in 2005, and $3.5 million in 2004.

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

While the initial $50 million in cash proceeds we received pursuant to our recapitalization plan eased immediate liquidity needs, if we are unable to complete the remainder of the recapitalization plan, our future is unclear. As of January 28, 2007, we had working capital of $164.0 million and approximately $14.0 million of available cash and equivalents (as restated). With our current cash balances, amounts available under our liquidity facilities and anticipated cash flow from continuing operations, we believe that we will be able to satisfy existing working capital needs, debt service obligations, capital expenditures, and other cash requirements. However, in the absence of further deleveraging of our balance sheet and restructuring of our capital structure (whether as a result of the recapitalization plan or otherwise), we may not have sufficient liquidity to satisfy these obligations and continue our current operations. In this event, we could face a default and acceleration of our debt and other obligations, one result of which is bankruptcy or insolvency.

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

Domestic Facilities

Location	Owned/ Leased	Property Size (acres)	Plant Size (square feet)	Year Opened	Number of Employees at Dec. 31, 2006	Description
Decatur, AL	Owned	165	620,000	1948	471

Produces many of our copper tube product

lines. A significant portion of production is

industrial tube as well as wholesale tube

products. Decatur also produces smooth

feedstock tube for the Ardmore, Carrollton and

Altoona facilities. The Decatur facility also

houses a portion of our corporate staff.

Shawnee, OK	Owned	51	309,000	1974	484	Produces a majority of our copper tube product lines. A significant portion of production is

Location	Owned/ Leased	Property Size (acres)	Plant Size (square feet)	Year Opened	Number of Employees at Dec. 31, 2006	Description

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

Warwick, RI	Owned	3	70,000	1978	141	Produces brazing filler metals, fluxes and other specialty alloys.

Ardmore, TN	Owned	28	65,000	1974	77	A redraw facility that produces higher margin commercial products such as capillary tube and specialty fabricated components, as well as aluminum tubing.

(1)	We sold the Jackson, Tennessee facility in December 2005, but continued production in the facility under a lease arrangement until November 2006. The lease expires on April 1, 2007 but may continue on a month-to-month basis.
(2)	Leased a portion of the facility from an industrial development agency at a cost of $3,500 annually in perpetuity.

International Facilities

Location	Owned/ Leased	Property Size (acres)	Plant Size (square feet)	Year Opened	Number of Employees at Dec. 31, 2006	Description
Montreal, Quebec	Owned	25	424,000	1942	5	Produces wholesale tube products, copper and copper alloy tube and copper and copper alloy rod and bar and extruded shapes. Production ceased in November 2006.

London, Ontario	Owned	45	195,000	1958	255	Produces wholesale tube products and industrial tube. London also houses corporate offices for Wolverine Tube (Canada) Inc.

Location	Owned/ Leased	Property Size (acres)	Plant Size (square feet)	Year Opened	Number of Employees at Dec. 31, 2006	Description
Shanghai, China	Leased	3	61,300	1998	231	Produces technical copper and copper alloy tube from feedstock supplied by local copper tube manufacturers and also produces brazed assemblies.

Esposende, Portugal	Owned	3	33,000	2001	69	Produces technical copper and copper alloy tube from feedstock supplied by European copper and copper alloy tube manufacturers and brazed assemblies.

Monterrey, Mexico	Leased	8	130,000	2004	263

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

	Year Ended December 31,
Statement of Operations Data:	2006	2005	2004	2003	2002
(In thousands, except per share amounts)
Net sales (a)	$1,403,042	$873,505	$797,875	$596,324	$550,523
Cost of goods sold (a)	1,348,508	851,862	734,194	555,498	492,082

Gross profit	54,534	21,643	63,681	40,826	58,441
Selling, general and administrative expenses (b)	31,173	37,074	37,259	32,103	30,616
Restructuring and other charges (c)	65,036	1,416	2,536	15,057	—

Operating income/(loss) from continuing operations	(41,675)	(16,847)	23,886	(6,334)	27,825
Other expense/(income)
Interest expense, net:	21,173	20,087	20,860	21,218	19,681
Loss on sale of accounts receivable	4,397	640	—	—	—
Loss/(gain) on extinguishment of debt	—	—	3,009	—	(1,349)
Amortization and other, net (d)	2,595	2,802	1,261	1,856	1,008
Goodwill impairment	—	—	—	23,153	—

Income/(loss) from continuing operations before income taxes	(69,840)	(40,376)	(1,244)	(52,561)	8,485
Income tax provision/(benefit) (e)	9,384	(1,760)	(1,888)	(13,577)	1,315

Income/(loss) from continuing operations (f)	(79,224)	(38,616)	644	(38,984)	7,170
Income/(loss) from discontinued operations, net of tax (g)	—	—	(262)	(1,637)	(1,610)

Net income/(loss) (h)	$(79,224)	$(38,616)	$382	$(40,621)	$5,560

Income/(loss) per common share-basic: Continuing operations	$(5.26)	$(2.57)	$0.05	$(3.18)	$0.58
Discontinued operations, net of tax	—	—	(0.02)	(0.13)	(0.13)

Net income/(loss) per share	$(5.26)	$(2.57)	$0.03	$(3.31)	$0.45

Basic weighted average common shares	15,071	15,022	13,650	12,275	12,231

Income/(loss) per common share-diluted:
Continuing operations	$(5.26)	$(2.57)	$0.05	$(3.18)	$0.58
Discontinued operations, net of tax	—	—	(0.02)	(0.13)	(0.13)

Net income/(loss) per share	$(5.26)	$(2.57)	$0.03	$(3.31)	$0.45

Diluted weighted average common and common equivalent shares	15,071	15,022	13,992	12,275	12,362

	Year Ended December 31,
Other Data:	2006	2005	2004	2003	2002
(In thousands, except per pound amounts)
Pounds shipped	343,551	320,568	339,417	327,354	310,240
Depreciation and amortization	$16,977	$17,049	$17,407	$19,009	$18,416
Capital expenditures	5,798	10,009	11,302	5,969	7,747
Average monthly COMEX price of copper per pound (a), (i)	3.09	1.68	1.29	0.81	0.72

	December 31,
Balance Sheet Data:	2006	2005	2004	2003	2002
(In thousands)
Total assets	$455,330	$568,765	$587,458	$553,258	$550,720
Total long-term debt	238,362	234,920	237,022	254,284	255,712
Stockholders’ equity	89,176	163,302	209,502	179,351	200,635

(a)	2006 copper prices reached historical high levels. The 84% increase in the 2006 average monthly COMEX over 2005 accounted for $483 million, or 53% and 97%, of the year over year increase in net sales and cost of goods sold, respectively.
(b)	In 2005, our Company recorded charges to selling, general and administrative expenses totaling $3.6 million related to the termination of our Supplemental Executive Retirement Plan, the freezing of our U.S. defined benefit and restoration benefit pension plans, and accelerated restricted stock vesting. In addition, salaries were down $1.7 million in 2006 from 2005 as a result of restructuring and headcount reductions.
(c)	In 2006, 2005, 2004 and 2003, restructuring and other charges of $65.0 million ($51.4 after tax), $1.4 million ($0.9 million after tax), $2.5 million ($1.7 million after tax) and $15.1 million ($9.9 million after tax), respectively were incurred (see Note 23, Restructuring and Other Charges, of the Notes to Consolidated Financial Statements). Restructuring charges in 2006 related to the closing of the Montreal and Jackson facilities.
(d)	In December 2005, we entered into a sales arrangement for our Jackson, Tennessee facility. Included in the 2005 results is a $1.9 million loss associated with the write-down and sale of the property.
(e)	In 2006 and 2005, we established valuation allowances related to our tax assets in the amount of $35.8 million and $12.6 million respectively.
(f)	Income/(loss) from continuing operations for 2006, was negatively impacted by $51.4 million and $12.6 million, respectively, (after tax) in restructuring and other charges.
(g)	The operating results of Wolverine Ratcliffs, Inc. include losses of $0.3 million, $1.6 million and $1.6 million (in each case net of tax) for the years ended 2004, 2003 and 2002, respectively, and was classified as discontinued operations.
(h)	Net income/(loss) in 2004, 2003, and 2002 included losses associated with Wolverine Ratcliffs, which was classified as discontinued operations.
(i)	Source: Metals Week.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

•

Net interest expense was $21.2 million as compared to $20.1 million in 2005 as a result of the increased usage of our liquidity facilities over 2005 to fund working capital due to higher copper prices and other related working capital requirements during the year.

•

The net loss for 2006 of $79.2 million reflects the impact of recording estimated restructuring costs of $57.6 million before taxes for plant closures and other charges of approximately $7.4 million for professional consulting fees related to our business restructuring initiatives.

•	During 2006, we invested $5.8 million in capital improvements, a reduction from the $10.0 million invested in 2005.

Year-Ended December 31, 2006, Compared with Year-Ended December 31, 2005

The following table presents a comparison of total pounds shipped by business segment for the past two years:

Total Pounds Shipped (In thousands, except for percentages)	For the Year Ended December 31,
	2006	2005	Increase (Decrease)	% Increase (Decrease)
Commercial products	247,437	213,962	33,475	15.6%

Wholesale products	79,114	88,455	(9,340)	(10.6)%

Rod, bar and other products	17,000	18,151	(1,151)	(6.3)%

Total	343,551	320,568	22,984	7.2%

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

The following table presents a comparison of net sales by business segments:

Net Sales (In thousands, except for percentages)	For the Year Ended December 31,
	2006	2005	Increase	% Increase
Commercial products	$1,009,343	$619,159	$390,184	63.0%

Wholesale products	310,993	195,325	115,667	59.2%

Rod, bar and other products	82,706	59,021	23,685	40.1%

Total	$1,403,042	$873,505	$529,537	60.6%

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

The following table presents a comparison of gross profit by business segment:

Gross Profit (In thousands, except for percentages)	For the Year Ended December 31,			%
	2006	2005	Increase (Decrease)	Increase (Decrease)
Commercial products	$30,912	$19,422	$11,491	59.2%

Wholesale products	22,656	650	22,006	N/M

Rod, bar and other products	966	1,571	(605)	(38.5)%

Total	$54,534	$21,643	$32,891	152.0%

NM	– Not meaningful

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

Net interest expense increased approximately $1.1 million to $21.2 million in 2006 from $20.1 million in 2005 as a result of greater utilization of our liquidity facilities in 2006 versus 2005. Significant increases in copper prices placed an unprecedented demand on our working capital. Higher interest rates on our liquidity facilities and interest rate swap also contributed to higher interest expense. We terminated our swap agreement on August 25, 2006 and incurred a swap termination fee that is being amortized over the remaining life of the applicable bond issue.

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

The net loss in 2006 was $79.2 million, or $5.26 per basic share, compared with a net loss of $38.6 million, or $2.57 per basic share in 2005.

Year-Ended December 31, 2005, Compared with Year-Ended December 31, 2004

The following table presents a comparison of total pounds shipped by business segment:

Total Pounds Shipped (In thousands, except for percentages)	For the Year Ended December 31,
	2005	2004	(Decrease)	% (Decrease)
Commercial products	213,962	225,996	(12,034)	(5.3)%

Wholesale products	88,455	89,078	(623)	(0.7)%

Rod, bar and other products	18,151	24,343	(6,192)	(25.4)%

Total	320,568	339,417	(18,849)	(5.5)%

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

The following table presents a comparison of net sales by business segment:

Net Sales (In thousands, except for percentages)	For the Year Ended December 31,
	2005	2004	Increase (Decrease)	% Increase (Decrease)
Commercial products	$619,159	$570,666	$48,493	8.5%

Wholesale products	195,325	165,215	30,110	18.2%

Rod, bar and other products	59,021	61,994	(2,973)	(4.8)%

Total	$873,505	$797,875	$75,630	9.5%

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

The following table presents a comparison of gross profit by business segment for past two years

Gross Profit	For the Year Ended December 31,
(In thousands, except for percentages)	2005	2004	(Decrease)	% (Decrease)
Commercial products	$19,422	$52,918	$(33,496)	(63.3)%

Wholesale products	650	5,924	(5,274)	(89.0)%

Rod, bar and other products	1,571	4,839	(3,268)	(67.5)%

Total	$21,643	$63,681	$(42,038)	(66.0)%

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

Net interest expense decreased $0.8 million to $20.1 million in 2005 from $20.9 million in 2004 as a result of interest expense reductions from the repurchase of $18.6 million of our 10.5% Senior Notes in the second and third quarters of 2004 and increased interest income. This was offset in 2005 by increased interest expense and fees due to a greater utilization of our liquidity facilities in 2005 versus 2004, along with the impact of higher interest rates on our liquidity facilities and interest rate swap.

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

Liquidity and Capital Resources

The following table presents selected information concerning our financial condition:

(In thousands)	December 31, 2006	December 31, 2005
	(Restated)	(Restated)
Cash and equivalents	$17,745	$20,693
Working capital	$150,605	$181,427
Total debt	$240,000	$235,168
Current ratio	3.15	2.70

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

Sources of Liquidity

Our principal sources of liquidity are cash and equivalents, cash provided by operations, amounts available under our liquidity facilities and, in 2007, cash proceeds from the sale of equity in connection with our recapitalization plan outlined in Recapitalization Plan above. We believe funds generated from these sources will be adequate to finance anticipated business plans and strategic initiatives.

Cash and equivalents (restated). We ended 2006 with $17.7 million of cash and equivalents, a decrease from $20.7 million at the end of 2005, of which $12.7 million and $13.7 million, respectively, were held by subsidiaries located outside of the U.S. On

February 28, 2005, our Company repatriated approximately $10.2 million in previously unremitted earnings from our Chinese subsidiary. These funds had historically been considered as being “indefinitely invested,” and thus unavailable for use in the U.S. The repatriation of these funds was mostly used to reduce amounts outstanding under our secured revolving credit facility.

Our liquidity is affected by restricted cash balances which are included in current assets and are not available for general corporate use, which totaled $6.0 million at December 31, 2006 and $6.6 million as of December 31, 2005. Restricted cash at December 31, 2006 included $3.6 million related to deposits for margin calls on our metal and natural gas hedge programs, $1.3 million as collateral to secure our travel and purchase credit card programs, $0.4 million to secure a letter of credit for a loan made by the Portuguese government, $0.4 million as a deposit for the Monterrey, Mexico facility lease, $0.3 million in escrow related to the sale of our former Roxboro, North Carolina facility, and $4 thousand to secure a letter of credit for the Canadian Customs Bureau. Restricted cash at December 31, 2005 included $2.4 million related to deposits for margin calls on our metal and natural gas hedge programs, a $1.4 million deposit related to our silver consignment facility, $1.2 million as collateral to secure our former travel and purchase credit card programs, $0.7 million to secure a letter of credit for a loan made by the Portuguese government, $0.4 million as a deposit for the Monterrey, Mexico facility lease, $0.3 million in escrow related to the sale of our former Roxboro, North Carolina facility, and $0.2 to secure a letter of credit for the Canadian Customs Bureau.

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

This Item 9A has been revised to reflect the restatement discussed in the Explanatory Note to this Form 10-K/A and Note 2 to the Consolidated Financial Statements contained herein.

Evaluation of Disclosure Controls and Procedures

In connection with the restatement discussed in the Explanatory Note to this Form 10-K/A and in Note 2 to the Consolidated Financial Statements contained herein, under the supervision and with the participation of our Principal Executive Officer (“PEO”) and our Chief Financial Officer (“CFO”), we reevaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2006. We identified a material weakness in our internal control over financial reporting with respect to reporting restricted cash, as more fully described below in “Management’s Report on Internal Control over Financial Reporting (as restated).” Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of December 31, 2006.

Management has developed and implemented remedial measures to address this material weakness, as described below in “Changes in Internal Control over Financial Reporting.” In connection with the preparation of this Form 10-K/A, under the direction of our PEO and CFO, we have evaluated our disclosure controls and procedures as currently in effect, including these remedial actions, and we have concluded that, as of the date of filing of this Form 10-K/A, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

As previously reported, there was no change in our internal control over financial reporting during the quarter ended December 31, 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to that date, we developed and implemented remedial plans to address the material weakness described below in “Management’s Report on Internal Control over Financial Reporting (as restated).” As of June 1, 2007, we modified our accounting and reporting of restricted cash on our balance sheets and included the period changes in restricted cash as investing activities on our cash flow statements to conform to SFAS 95. This reporting change is reflected in our Form 10-Q for the quarter ended April 1, 2007, filed on June 15, 2007, and in this Form 10-K/A as it relates to prior years. In addition, we have taken and are continuing to take actions to increase our professional education training for certain employees involved in financial accounting and reporting with a focus on remedial training related to the SEC regulations governing the preparation of financial statements and ongoing SEC and GAAP pronouncement developments and interpretations thereof.

Management’s Report on Internal Control over Financial Reporting (as restated)

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

As defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2, a material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The restatement of previously issued financial statements to reflect the correction of misstatements is considered a strong indicator of the existence of a material weakness in internal control over financial reporting.

In our Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 16, 2007, management concluded that our internal control over financial reporting was effective as of December 31, 2006. Subsequently, management identified a material weakness in our internal control over financial reporting with respect to reporting restricted cash, namely, that we did not have adequate policies and procedures to ensure the appropriate classification and accounting for restricted cash in our balance sheets and cash flow statements in accordance with Statement of Financial Accounting Standards No. 95 (SFAS 95), Statement of Cash Flows. Specifically, the Company’s training processes had not emphasized SFAS 95 and other current SEC developments; accordingly, the Company’s preparation of financial statements and review processes failed to detect non-compliance with SFAS 95 regarding the classification of restricted cash. This deficiency resulted in a material misstatement of our 2004 and 2005 cash flows provided by (used for) investing activities and resulted in this amendment to our Annual Report on Form 10-K for the year ended December 31, 2006 to restate the financial statements for the years ended December 31, 2006, 2005 and 2004. Solely as a result of this material weakness, management has revised its earlier assessment and has now concluded that our internal control over financial reporting was not effective as of December 31, 2006. Accordingly, management has restated this report on internal control over financial reporting.

Our independent auditor, KPMG LLP, a registered independent public accounting firm, has issued an audit report on our management’s revised assessment of our internal control of financial reporting as of December 31, 2006. This audit report is included in this Form 10-K/A.

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

(3)	Exhibits required by Item 601 of Regulation S-K:

The following exhibits are included in this Form 10-K/A:

Exhibit No.	Description
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The following exhibits are incorporated by reference:

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Company, as amended through May 1, 1998 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 4, 1998).

3.2	Secretary’s Certificate, dated February 6, 2004, attached to a complete copy of the Bylaws of the Company, as amended May 22, 1997 (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2003).

3.3	Certificate of Designations of Series A Convertible Preferred Stock, dated as of February 16, 2007 (incorporated by reference to Exhibit A of the Preferred Stock Purchase Agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2007).

4.1	Indenture, dated as of August 4, 1998, among the Company, certain of the Company’s subsidiaries and Wachovia Bank, National Association (successor to First Union National Bank) as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 4, 1998).

4.2	Indenture, dated as of March 27, 2002, among the Company, certain of the Company’s subsidiaries and Wachovia Bank, National Association (successor to First Union National Bank), as Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2001).

10.1	Amended and Restated Credit Agreement, dated as of April 28, 2005, among the Company, its U.S. subsidiaries, the lenders named therein and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended July 3, 2005).

10.2	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of August 1, 2005, among the Company, its U.S. subsidiaries, the lenders named therein and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 5, 2005).

10.3	Amendment No. 2 to Amended and Restated Credit Agreement, effective September 30, 2005, among the Company, its U.S. subsidiaries, the lenders named therein and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 31, 2005).

10.4	Amendment No. 3 to Amended and Restated Credit Agreement, dated as of February 22, 2006, among the Company, its U.S. subsidiaries, the lenders named therein and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 28, 2006).

10.5	Amendment No. 4 to Amended and Restated Credit Agreement, dated as of April 4, 2006, among the Company and its U.S. subsidiaries, the lenders named therein and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 11, 2006).

10.6	Amendment No. 5 to Amended and Restated Credit Agreement, dated as of June 9, 2006, among the Company and its U.S. subsidiaries, the lenders named therein and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 13, 2006).

10.7	Amendment No. 6 to Amended and Restated Credit Agreement, dated as of December 15, 2006, among the Company and its U.S. subsidiaries, the lenders named therein and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 21, 2006).

10.8	Amendment No. 7 to Amended and Restated Credit Agreement, dated as of February 16, 2007, among the Company and its U.S. subsidiaries, the lenders named therein and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 23, 2007).

Exhibit No.	Description
10.9	Amendment No. 8 to Amended and Restated Credit Agreement and Consent, dated as of February 16, 2007, among the Company and its U.S. subsidiaries, the lenders named therein and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 23, 2007).

10.10	Consignment Agreement, dated February 16, 2007, by and between HSBC Bank USA, National Association, Wolverine Tube, Inc. and Wolverine Joining Technologies, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 23, 2007).

10.11	Receivables Sale Agreement (U.S.), dated as of April 28, 2005, among the Company, Small Tube Manufacturing, LLC, Tube Forming, L.P. and DEJ 98 Finance, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2005).

10.12	Amendment No. 1 to Receivables Sale Agreement (U.S.), dated as of April 24, 2006, among the Company, Tube Forming, L.P., Small Tube Manufacturing, LLC and DEJ 98 Finance, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 11, 2006).

10.13	Amendment No. 2 to Receivables Sale Agreement (U.S.) and Amended and Restated Performance Undertaking, effective as of December 15, 2006, among Wolverine Tube, Inc., Tube Forming, L.P., Small Tube Manufacturing LLC, Wolverine Joining Technologies, LLC and DEJ Finance, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 21, 2006).

10.14	Canadian Receivables Sale Agreement, dated as of April 4, 2006, between Wolverine Tube (Canada) Inc. and DEJ 98 Finance, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 11, 2006).

10.15	Amended and Restated Receivables Purchase Agreement, dated as of April 4, 2006, among DEJ 98 Finance, LLC, Wolverine Finance, LLC, the Company, Variable Funding Capital Company LLC, The CIT Group/Business Credit, Inc., individually and as co-agent, and Wachovia Bank, National Association, individually and as co-agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 11, 2006).

10.16	Amendment No. 1 to Amended and Restated Receivables Purchase Agreement, effective as of June 9, 2006, among DEJ 98 Finance, LLC, Wolverine Finance, LLC, the Company, Variable Funding Capital Company LLC, The CIT Group/Business Credit, Inc., individually and as co-agent, and Wachovia Bank, National Association, individually and as co-agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2006).

10.17	Amendment No. 2 to Amended and Restated Receivables Purchase Agreement, effective as of December 15, 2006, among DEJ Finance, LLC, Wolverine Finance, LLC, Wolverine Tube, Inc., Variable Funding Capital Company LLC, The CIT Group/Business Credit, Inc. and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 21, 2006).

10.18	Amendment No. 3 to Amended and Restated Receivables Purchase Agreement, dated as of February 16, 2007, among DEJ 98 Finance, LLC, Wolverine Finance, LLC, Wolverine Tube, Inc., Variable Funding Capital Company, LLC, The CIT Group/Business Credit, Inc., individually and as co-agent, and Wachovia Bank, National Association, individually and as agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 23, 2007).

10.19	Preferred Stock Purchase Agreement, dated as of January 31, 2007, by and among Wolverine Tube, Inc., The Alpine Group, Inc. and Plainfield Special Situations Master Fund Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2007).

10.20	Registration Rights Agreement, dated as of February 16, 2007, by and among Wolverine Tube, Inc., The Alpine Group, Inc. and Plainfield Special Situations Master Fund Limited (attached as Exhibit B to the Preferred Stock Purchase Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2007).

Exhibit No.	Description
10.21	Management Agreement, dated as of February 16, 2007, by and between The Alpine Group, Inc. and Wolverine Tube, Inc. (attached as Exhibit C to the Preferred Stock Purchase Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2007).

10.22*	Consulting Agreement, dated as of February 16, 2007, by and between Wolverine Tube, Inc. and Johann R. Manning, Jr. (attached as Exhibit E-1 to the Preferred Stock Purchase Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2007).

10.23*	Separation Agreement, dated as of February 16, 2007, by and between Wolverine Tube, Inc. and Johann R. Manning, Jr. (attached as Exhibit E-2 to the Preferred Stock Purchase Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2007).

10.24	Voting Agreement, dated as of February 16, 2007, by and among Wolverine Tube, Inc., The Alpine Group, Inc. and Plainfield Special Situations Master Fund Limited (attached as Exhibit G to the Preferred Stock Purchase Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2007).

10.25*	Wolverine Tube, Inc. 1993 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 33-65148)).

10.26*	Form of Non-Qualified Option Agreement under the Wolverine Tube, Inc. 1993 Equity Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 1994).

10.27*	1993 Stock Option Plan for Outside Directors of Wolverine Tube, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 33-65148)).

10.28*	Amendment One to Amended and Restated 1993 Stock Option Plan for Outside Directors of Wolverine Tube, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2001).

10.29*	2001 Stock Option Plan for Outside Directors of Wolverine Tube, Inc. (incorporated by reference to Appendix B to the Company’s Proxy Statement dated April 12, 2001).

10.30*	Form of Non-Qualified Option Agreement under the Company’s 1993 Stock Option Plan for Outside Directors and 2001 Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 3, 2004).

10.31*	Wolverine Tube, Inc. 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003).

10.32*	First Amendment to the Wolverine Tube, Inc. 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003).

10.33*	Form of Non-Qualified Option Agreement under the Wolverine Tube, Inc. 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended October 3, 2004).

10.34*	Form of Restricted Stock Agreement under the Wolverine Tube, Inc. 2003 Equity Incentive Plan, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 25, 2005).

10.35*	Form of SAR Agreement under the Wolverine Tube, Inc. 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended October 3, 2004).

10.36*	Wolverine Tube, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended April 3, 1999).

10.37*	Wolverine Tube, Inc. Annual Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 11, 2006).

Exhibit No.	Description
10.38*	Wolverine Tube, Inc. Supplemental Benefit Restoration Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.39*	Deferred Compensation Trust Agreement, dated February 13, 2001, by and between the Company and AmSouth Bank, as Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2003).

10.40*	Amendment Number One to Deferred Compensation Trust Agreement, dated May 7, 2003, by and between the Company and AmSouth Bank, as Trustee (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2003).

10.41*	2002 Change in Control, Severance and Non-Competition Agreement, dated as of July 12, 2002, by and between the Company and Johann R. Manning, Jr. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.42*	2002 Change in Control, Severance and Non-Competition Agreement, dated as of July 12, 2002, by and between the Company and Keith Weil (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.43*	2002 Change in Control, Severance and Non-Competition Agreement, dated as of July 12, 2002, by and between the Company and Garry K. Johnson (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2006).

10.44*	Consultant Agreement, dated as of February 10, 2005, by and between the Company and James E. Deason (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 16, 2005).

10.45*	Offer Letter, dated as of November 7, 2005, between the Company and James E. Deason (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 9, 2005).

10.46*	Letter Agreement between Wolverine Tube, Inc. and Garry K. Johnson, dated March 1, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 7, 2007).

10.47*	Summary of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 25, 2005).

10.48*	Summary of Named Executive Officer Compensation (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2006).

10.49*	Form of Director Indemnification Agreement, dated as of February 10, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 16, 2005).

10.50*	Form of Officer Indemnification Agreement, dated as of February 10, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 16, 2005).

10.51*	Form of Letter for Amendment to Split Dollar Agreement Dated May 1, 1999 (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005).

10.52*	Form of Letter for Amendment to Vesting of Underwater Options, dated as of October 24, 2005 (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005).

10.53*	2001 Change in Control, Severance and Non-Competition Agreement, dated as of March 23, 2001, by and between the Company and John Van Gerwen (incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2006, filed on March 16, 2007).

21	List of Subsidiaries (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2006, filed on March 16, 2007).

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Huntsville, State of Alabama, on the 9th day of July, 2007.

WOLVERINE TUBE, INC.

By:	/s/ James E. Deason
Name:	James E. Deason
Title:	Senior Vice President, Chief Financial Officer, and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Harold M. Karp	President and Chief Operating Officer and Director (Principal Executive Officer)	July 9, 2007
Harold M. Karp

By:	/s/ James E. Deason	Senior Vice President, Chief Financial Officer, and Secretary (Principal Financial Officer and Principal Accounting Officer)	July 9, 2007
James E. Deason

By:	/s/ Steven S. Elbaum	Non-Executive Chairman of the Board and Director	July 9, 2007
Steven S. Elbaum

By:	/s/ John L. Duncan	Director	July 9, 2007
John L. Duncan

By:	/s/ David M. Gilchrist, Jr.	Director	July 9, 2007
David M. Gilchrist, Jr.

By:	/s/ William C. Griffiths	Director	July 9, 2007
William C. Griffiths

By:	/s/ Alan Kestenbaum	Director	July 9, 2007
Alan Kestenbaum

By:	/s/ K. Mitchell Posner	Director	July 9, 2007
K. Mitchell Posner

By:	/s/ Brett Young	Director	July 9, 2007
Brett Young

Wolverine Tube, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year ended December 31,
(In thousands except per share amounts)	2006	2005	2004
Net sales	$1,403,042	$873,505	$797,875
Cost of goods sold	1,348,508	851,862	734,194

Gross profit	54,534	21,643	63,681
Selling, general and administrative expenses	31,173	37,074	37,259
Advisory fees and expenses	7,434	—	—
Restructuring and other charges	57,602	1,416	2,536

Operating income/(loss) from continuing operations	(41,675)	(16,847)	23,886
Other expense
Interest expense, net	21,173	20,087	20,860
Loss on sale of accounts receivable	4,397	640	—
Loss on extinguishment of debt	—	—	3,009
Amortization and other, net	2,595	2,802	1,261

(Loss) from continuing operations before income taxes	(69,840)	(40,376)	(1,244)
Income tax expense/(benefit)	9,384	(1,760)	(1,888)

Income/(loss) from continuing operations	(79,224)	(38,616)	644
Loss from discontinued operations, net of income tax benefit of ($0.1) million	—	—	(262)

Net income/(loss)	$(79,224)	$(38,616)	$382

Income/(loss) per share—basic:
Continuing operations	$(5.26)	$(2.57)	$0.05
Discontinued operations	—	—	(0.02)

Net income/(loss) per share—basic	$(5.26)	$(2.57)	$0.03

Basic weighted average number of shares	15,071	15,022	13,650

Income/(loss) per share—diluted:
Continuing operations	$(5.26)	$(2.57)	$0.05
Discontinued operations	—	—	(0.02)

Net income/(loss) per share—diluted	$(5.26)	$(2.57)	$0.03

Diluted weighted average number of common and common equivalent shares	15,071	15,022	13,992

The accompanying notes are an integral part of the consolidated financial statements.

Wolverine Tube, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
(In thousands except share and per share amounts)	2006	2005
	(Restated)	(Restated)
Assets
Current assets
Cash and equivalents	$17,745	$20,693
Restricted cash	5,988	6.636
Accounts receivable, net of allowance for doubtful accounts of $0.5 million in 2006 and $0.4 million in 2005	62,529	104,186
Inventories	122,943	146,705
Prepaid expenses and other	11,417	10,209

Total current assets	220,622	288,429

Property, plant and equipment, net	133,259	181,238
Goodwill	77,243	77,064
Deferred charges, net	7,108	7,734
Deferred income taxes, non-current	5,199	13,469
Assets held for sale	11,135	—
Notes receivable	764	831

Total assets	$455,330	$568,765

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$40,507	$71,802
Accrued liabilities	26,992	34,952
Deferred income taxes	880	—
Short-term borrowings	1,638	248

Total current liabilities	70,017	107,002

Long-term debt	238,362	234,920
Pension liabilities	28,504	42,889
Postretirement benefit obligation	17,485	19,722
Accrued environmental remediation	11,786	930

Total liabilities	366,154	405,463

Stockholders’ equity
Common Stock, par value $0.01 per share; 40,000,000 shares authorized, 15,090,843 and 15,058,803 shares issued as of December 31, 2006 and 2005, respectively	151	151
Additional paid-in capital	91,904	91,387
Retained earnings	6,510	85,734
Accumulated other comprehensive loss, net	(9,389)	(13,970)

Total stockholders’ equity	89,176	163,302

Total liabilities and stockholders’ equity	$455,330	$568,765

The accompanying notes are an integral part of the consolidated financial statements.

Wolverine Tube, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

and Comprehensive Income/(Loss)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(In thousands except number of shares)	Shares	Amount
Balance at December 31, 2003	14,344,806	$143	$103,167	$123,926	$(10,510)	$(37,375)	$179,351
Net income	—	—	—	382	—	—	382
Translation adjustments	—	—	—	1	7,565	—	7,566
Change in fair value of derivatives and reclassification adjustments, net of tax of $118	—	—	—	—	(1,433)	—	(1,433)
Minimum pension liability, net of tax expense of $454	—	—	—	—	(881)	—	(881)

Total comprehensive income	—	—	—	—	—	—	5,634
Common stock issued	2,450,000	25	22,808	—	—	—	22,833
Retirement of treasury stock	(2,063,800)	(21)	(37,354)	—	—	37,375	—
Exercise of non-qualified stock options, including income tax benefits	155,482	2	1,314	—	—	—	1,316
Issuance of restricted stock award and amortization of unearned compensation	41,089	—	327	—	—	—	327
Other	—	—	—	41	—	—	41

Balance at December 31, 2004	14,927,577	149	90,262	124,350	(5,259)	—	209,502

Net loss	—	—	—	(38,616)	—	—	(38,616)
Translation adjustments	—	—	—	—	165	—	165
Change in fair value of derivatives and reclassification adjustments	—	—	—	—	2,024	—	2,024
Minimum pension liability	—	—	—	—	(10,900)	—	(10,900)
Total comprehensive loss	—	—	—	—	—	—	(47,327)
Exercise of non-qualified stock options, including income tax benefits	88,125	1	501	—	—	—	503
Issuance of restricted stock award and amortization of unearned compensation	43,101	1	624	—	—	—	624

Balance at December 31, 2005	15,058,803	151	91,387	85,734	(13,970)	—	163,302

Net loss	—	—	—	(79,224)	—	—	(79,224)
Translation adjustments	—	—	—	—	4,625	—	4,625
Change in fair value of derivatives and reclassification adjustments	—	—	—	—	(5,675)	—	(5,675)
Minimum pension liability	—	—	—	—	3,970	—	3,970

Total comprehensive loss	—	—	—	—	—	—	(76,304)
Exercise of non-qualified stock options, including income tax benefits	417	—	2	—	—	—	2
Issuance of restricted stock award and amortization of unearned compensation	31,623	—	515	—	—	—	515
Adjustment to initially apply SFAS 158, net of taxes	—	—	—	—	1,661	—	1,661

Balance at December 31, 2006	15,090,843	$151	$91,904	$6,510	$(9,389)	$—	$89,176

The accompanying notes are an integral part of these consolidated financial statements.

Wolverine Tube, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
(In thousands)	2006	2005	2004
	(Restated)	(Restated)	(Restated)
Operating Activities
Net Income/(loss)	$(79,224)	$(38,616)	$382
Loss from discontinued operations	—	—	262

Income/(loss) from continuing operations	(79,224)	(38,616)	644
Adjustments to reconcile income/(loss) from continuing operations to net cash provided by operating activities:
Depreciation	14,626	15,412	15,862
Amortization	2,351	1,636	1,545
Deferred income taxes	9,139	(4,574)	(4,954)
Stock compensation expense	549	548	304
Loss on disposal of fixed assets	22	2,027	—
Impairment of assets	34,291	—	—
Non-cash environmental and other restructuring	14,235	661	1,821
Loss/(gain) on retirement of Senior Notes	—	—	3,009
Changes in operating assets and liabilities:
Accounts receivable, net	17,083	(29,617)	(5,499)
Sale of accounts receivable	24,882	19,000	—
Inventories	16,382	5,368	(41,668)
Refundable income taxes	(560)	1,307	838
Prepaid expenses and other	(3,955)	(5,047)	1,409
Accounts payable	(32,516)	12,381	11,714
Accrued liabilities, including pension, postretirement benefit and environmental	(15,402)	14,632	6,333

Net cash provided by/(used for) operating activities	1,903	(4,882)	(8,642)

Investing Activities
Additions to property, plant and equipment	(5,798)	(10,009)	(11,728)
Disposal of assets	91	5,412	2,926
Funds received from/(investment in) rabbi trust	—	4,413	—
Change in restricted cash	648	4,310	(8,480)
Other	—	—	82

Net cash used for investing activities	(5,059)	4,126	(17,200)

Financing Activities
Financing fees and expenses paid	(3,213)	(1,101)	(151)
Net borrowings from /(repayments of) revolving credit facilities	3,177	(2,222)	1,009
Retirement of Senior Notes	—	—	(20,510)
Issuance of common stock	2	503	24,164
Other financing activities	(14)	33	(346)

Net cash provided by/(used for) financing activities	(48)	(2,787)	4,166
Effect of exchange rate on cash and equivalents	256	165	2,386

Net cash used for continuing operations	(2,948)	(3,378)	(19,290)

Cash flows of discontinued operations (Revised — See Note 1) Operating cash flows	—	—	(262)

Net cash provided by/(used for) discontinued operations	—	—	(262)

Net decrease in cash and equivalents	(2,948)	(3,378)	(19,552)
Cash and equivalents at beginning of year	20,693	24,071	43,623

Cash and equivalents at end of year	$17,745	$20,693	$24,071

Supplemental disclosure of cash flow:
Interest paid	$22,849	$21,100	$21,549
Income taxes paid/(refunded), net	$175	$466	$(173)

The accompanying notes are an integral part of the consolidated financial statements.

Wolverine Tube, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Operations and Summary of Significant Accounting Policies

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

Fair Values of Financial Instruments

We use the following methods in estimating fair value disclosures for financial instruments:

Cash and equivalents, restricted cash, accounts receivable and accounts payable: The carrying amount reported in the Consolidated Balance Sheets for these assets approximates their fair value.

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

(in thousands except per share data)	Year ended December 31, 2005	Year ended December 31, 2004
Net income/(loss), as reported	$(38,616)	382
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(677)	(494)

Pro forma net (loss)	$(39,293)	(112)

(Loss) per share:
Basic – as reported	$(2.57)	$0.03
Basic – pro forma	$(2.62)	$(0.01)
Diluted – as reported	$(2.57)	$0.03
Diluted – pro forma	$(2.62)	$(0.01)

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

2. Restatement of the Financial Statements

The Company is restating its financial statements to separately disclose its restricted cash balances as a separate line item on the accompanying consolidated balance sheet and to present the changes in restricted cash balances as an investing activity within the consolidated statement of cash flows. Previously the Company presented restricted cash within the cash and equivalents line item on the balance sheet and on the statement of cash flows and separately disclosed the amounts and nature of restricted cash in the footnotes to the financial statements, which was not in accordance with the requirements of Statement of Financial Accounting Standards No. 95, Statement of Cash Flows (SFAS 95).

Accordingly, the restricted cash balance has been shown separately on the Consolidated Balance Sheet with the net change thereto reflected as cash flows provided by (used for) investing activities on the Consolidated Statement of Cash Flows.

The following table sets forth the effects of restating the consolidated financial statements of the Company as of and for the periods ended December 31, 2006, 2005 and 2004 to conform with SFAS 95:

Consolidated Statements of Cash Flows:

	December 31,
(In thousands)	2006	2005	2004
Net cash provided by (used for) investing activities
As previously reported	$(5,707)	$(184)	$(8,720)
As restated	$(5,059)	$4,126	$(17,200)

Consolidated Balance Sheets:

	December 31,
(In thousands)	2006	2005	2004
Cash and equivalents
As previously reported	$23,733	$27,329	$35,017
As restated	$17,745	$20,693	$24,071

	December 31,
(In thousands)	2006	2005	2004
Restricted Cash
As previously reported	$0	$0	$0
As restated	$5,988	$6,636	$10,946

Such restatement will also correct our Note 26, Condensed Consolidating Financial Information. While the consolidated information reported in this note agrees to the restated amounts above, the Parent and Non-Guarantor Subsidiaries have also been restated.

There is no change to previously reported amounts of current or total assets, revenues or net income, or cash flows provided by or (used for) operating and financing activities for any period. The impact of this classification error was not material to any quarterly period during 2006, and as a result the Company does not intend to amend any previously-filed quarterly reports. However, consistent with the restated presentation outlined above, the Company has revised the comparative quarterly information as of April 2, 2006 to conform with the presentation for the quarter ended April 1, 2007. Additionally, the Company has reclassified the loss on sale of accounts receivable from interest expense, net and has presented it as a separate component of other expense in the accompanying Consolidated Statement of Operations. This correction is to conform to the requirements of SFAS 140.

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

The amount of the impairment was determined by comparing the carrying amount of these assets with preliminary estimates of their fair value. The following is the asset impairment charge by location and amount which has been included in “Restructuring and Other Charges” in the accompanying Consolidated Statements of Operations:

Fixed Asset Impairment Charge

(in thousands)	Combined	US Wholesale Distribution Facility	Jackson, Tennessee	Montreal, Quebec
Land	$1,273	$—	$—	$1,273
Building	2,183	71	—	2,112
Equipment	26,171	—	14,760	11,411

Total	$29,627	$71	$14,760	$14,796

The following indicates the carrying value of assets held for sale:

Assets Held for Sale

(in thousands)	Combined	US Wholesale Distribution Facility	Jackson, Tennessee	Montreal, Quebec
Land	$3,238	$—	$—	$3,238
Building	873	—	—	873
Equipment	7,024	—	6,622	402

Total	$11,135	$—	$6,622	$4,513

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

In accordance with the provisions of SFAS 140, we include in accounts receivable in its consolidated balance sheets the portion of receivables sold to DEJ which have not been resold by DEJ to the Purchasers. At December 31, 2006 and 2005, the Company’s retained interest in these receivables was $34.0 million and $49.8 million, respectively. At December 31, 2006, the outstanding amount of investment by the Purchasers under the agreements was $43.9 million. Accordingly, accounts receivable in the consolidated balance sheets have been reduced by $43.9 million at December 31, 2006, representing the face amount of the outstanding receivables sold at that date.

Our Company is in compliance with the above covenants as of December 31, 2006.

12. Interest Expense

The following table summarizes interest expense, net:

	Year Ended December 31,
(in thousands)	2006	2005	2004
Interest expense – bonds and other	$21,242	$20,862	$22,002
Interest expense – revolver	89	165	344
Effect of interest rate swap	637	388	(655)
Interest income	(691)	(1,064)	(637)
Capitalized interest	(104)	(264)	(194)

Interest expense, net	$21,173	$20,087	$20,860

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

The following table illustrates the impact adopting SFAS 158 had on the consolidated balance sheets as of December 31, 2006:

	Before Implementation of SFAS 158	Change due to SFAS 158	After Implementation of SFAS 158
Assets
Deferred income taxes, non-current	$4,508	$691	$5,199

Total Assets	$454,639	$691	$455,330

Liabilities and Stockholder’s Equity
Accounts payable	$39,402	$1,105	$40,507
Total current liabilities	$68,912	$1,105	$70,017
Pension liabilities	$28,928	$(424)	$28,504
Post retirement benefit obligation	$19,136	$(1,651)	$17,485
Total liabilities	$367,124	$(970)	$366,154
Accumulated other comprehensive loss, net	$(11,050)	$1,661	$(9,389)
Total stockholder’s equity	$87,515	$1,661	$89,176

Total liabilities and equity	$454,639	$691	$455,330

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

The accumulated benefit obligations at December 31, 2006 and 2005 for the Salaried Plan were $11.9 million and $10.8 million, respectively. The following table sets forth a reconciliation of the projected benefit obligation for the Salaried Plan for the years ended December 31:

	SFAS 158	SFAS 87
(In thousands)	2006	2005
Benefit obligation at the beginning of the year	$10,809	$9,461
Service costs	301	233
Interest costs	598	553
Actuarial loss	—	1,062
Benefits paid	(1,069)	(845)
Effect of Curtailment	1,256	—
Foreign currency exchange rate changes	(24)	345

Benefit obligation at the end of the year	$11,871	$10,809

The following table sets forth a reconciliation of the plans assets for the Salaried Plan for the years ended December 31:

	SFAS 158	SFAS 87
(In thousands)	2006	2005
Fair value of plan assets at the beginning of the year	$9,573	$8,618
Actual return on plan assets	1,281	963
Company contribution	936	532
Benefits paid	(1,069)	(845)
Foreign currency exchange rate changes	(26)	305

Fair value of plan assets at the end of the year	$10,695	$9,573

In 2007, we anticipate providing approximately $1.3 million in contributions to the Salaried Plan.

The following table sets forth the funded status of the Salaried Plan and the amounts recognized in our Consolidated Balance Sheets at December 31:

	SFAS 158	SFAS 87
(In thousands)	2006	2005
Funded status	$(1,176)	$(1,236)
Unrecognized net actuarial loss	N/A	2,757

Funded Status *	$(1,176)	$1,521

*	Note: SFAS 158 requires the recording of funded status without detail as required in prior years under SFAS 87.

The expected future benefits payments for the Salaried Plan are as follows:

(in thousands)
2007	$11,871
2008	—
2009	—
2010	—
2011	—
2012 – 2016	—

Operational Plan

The weighted average asset allocation for our Operational Plan December 31 is as follows:

	SFAS 158	SFAS 87
	2006	2005
Canadian equity securities	—	31%
Foreign equity securities	—	29
Debt securities	50%	40
Cash and equivalents	50%	—

Total	100%	100%

The amounts recognized in the Consolidated Balance Sheets before taxes are as follows at December 31:

	SFAS 158	SFAS 87
(In thousands)	2006	2005
Accrued benefit liability	$(1,599)	$(2,323)
Intangible asset	N/A	1,507
Accumulated other comprehensive loss	N/A	696

Net amount recognized	N/A	$(120)

As of December 31, 2006, included in accumulated other comprehensive loss was a net actuarial gain of $0.3 million.

A summary of the components of net periodic pension cost for the Operational Plan for the years ended December 31 is as follows:

	SFAS 158	SFAS 87
(In thousands)	2006	2005	2004
Service cost	$606	$415	$355
Interest cost	1,027	987	908
Expected return on plan assets	(1,158)	(974)	(897)
Effect of Curtailment	2,987	—	—
Amortization of prior service cost	146	115	94

Net periodic pension cost	$3,608	$543	$460

The estimated net actuarial gain that will be amortized from accumulated other comprehensive loss during 2007 is $0.3 million.

Certain assumptions utilized in determining the net periodic benefit cost for the years ended December 31 are as follows:

	SFAS 158	SFAS 87
	2006	2005	2004
Discount rate	5.50%	6.00%	6.25%
Expected long-term rate of return on plan assets	7.00%	7.00%	7.50%

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

In 2006, we established an environmental accrual of $11.0 million for the Montreal facility. With the assistance of outside counsel and environmental consultants, our Company reevaluated environmental reports about the site prepared in 1993 to estimate the costs to meet the requirements of the Environmental Quality Act. These costs were not previously accrued under FIN 47, Accounting for Conditional Asset Retirement Obligations, because the settlement estimate for any obligation was considered to be indeterminable prior to the decision to close the Montreal facility.

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

Deferred income taxes included in our Consolidated Balance Sheets reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the carrying amount for income tax return purposes. Significant components of our deferred tax assets and liabilities are as follows at December 31:

(In thousands)	2006	2005
Deferred tax liabilities:
Basis of property, plant and equipment	$(30,735)	$(31,823)
Goodwill	(4,428)	(3,647)
Other	(4,971)	(1,206)

Total deferred tax liabilities	(40,134)	(36,676)

Deferred tax assets:
Environmental remediation reserves	3,879	902
Net operating loss carryforward	56,058	38,204
Restructuring reserves	15,646	3,953
Inventory valuations	—	2,427
Pension obligation	19,676	21,603
Other	5,533	3,104

Total deferred tax assets	100,792	70,193
Valuation allowance	(56,339)	(20,048)

Total deferred tax assets net of valuation allowance	44,453	50,145

Net deferred tax asset	$4,319	$13,469

Reconciliation of differences between the statutory U.S. federal income tax rate and our effective tax rate follows for the years ended December 31:

(In thousands)	2006	2005	2004
Income tax benefit at federal statutory rate	$(24,444)	$(14,131)	$(423)
Increase/(decrease) in taxes resulting from:
State and local taxes, net of federal benefit	(1,185)	20	40
Effect of difference in U.S. and foreign rates	(929)	(754)	(1,309)
Other permanent differences	(145)	(420)	(218)

(In thousands)	2006	2005	2004
Foreign dividend repatriation	—	537	—
Increase in valuation allowance	35,813	12,637	—
Other	274	351	22

Income tax expense/(benefit) –continuing operations	$9,384	$(1,760)	$(1,888)

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

18. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss at December 31, are as follows:

(In thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Cash Flow Hedges, Net of Tax	Minimum Pension Liability Adjustment, Net of Tax	Accumulated Other Comprehensive Loss
Balance at December 31, 2003	$(417)	$1,662	$(11,755)	$(10,510)
Activity in 2004	7,565	229	(881)	6,913
Reclassification adjustment for realized cash flow hedge losses	—	(1,662)	—	(1,662)

Balance at December 31, 2004	$7,148	$229	$(12,636)	$(5,259)
Activity in 2005	165	2,253	(10,900)	(8,482)
Reclassification adjustment for realized cash flow hedge losses	—	(229)	—	(229)

Balance at December 31, 2005	$7,313	$2,253	$(23,536)	$(13,970)
Activity in 2006	4,736	(3,424)	3,861	5,173
Adjustment to initially apply SFAS 158, net of taxes	—	—	1,661	1,661
Reclassification adjustment for realized cash flow hedge losses	—	(2,253)	—	(2,253)

Balance at December 31, 2006	$12,049	$(3,424)	$(18,014)	$(9,389)

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

Our stock option plans are summarized as follows:

	2003 Equity Incentive Plan	2001 Directors’ Plan	1993 Directors’ Plan	1993 Equity Incentive Plan	Option Price	Weighted- Average Exercise Price
	(Number of Shares)
Outstanding at December 31, 2003	2,000	127,882	161,184	1,499,233	$4.05-$25.25	$9.30
Granted	239,245	6,000	—	—	$10.54-$10.74	$10.55
Exercised	—	—	—	(168,247)	$4.05-$11.90	$6.64
Forfeited	—	—	—	(41,354)	$4.05-$22.25	$10.39

Outstanding at December 31, 2004	241,245	133,882	161,184	1,289,632	$4.05-$25.25	$9.70
Granted	326,399	45,000	—	—	$4.93-$8.95	$8.13
Exercised	—	—	—	(88,125)	$4.05-$8.60	$6.70
Forfeited	(62,445)	—	—	(135,656)	$4.05-$25.25	$10.29

Outstanding at December 31, 2005	505,199	178,882	161,184	1,065,851	$4.05-$25.25	$9.47
Granted	110,550	8,000	—	—	$2.76-$3.90	$3.82
Exercised	—	—	(417)	—	$4.05-$4.05	$4.05
Forfeited	(37,200)	(66,760)	(90,572)	(50,399)	$3.88-$22.25	$9.05

Outstanding at December 31, 2006	578,549	120,122	70,195	1,015,452	$2.94–$22.25	$9.15

Exercisable at:
December 31, 2004	667	133,882	161,184	1,000,464	$4.05-$25.25	$10.60
December 31, 2005	454,032	158,882	161,184	1,014,609	$4.05-$22.25	$9.79
December 31, 2006	436,633	106,790	72,611	1,013,236	$2.94-$22.25	$9.60

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

The Company recorded stock-based compensation expense for the year ended December 31, 2006 and December 31, 2005 as follows:

(in thousands)	Year Ended December 31, 2006	Year Ended December 31, 2005
Stock-based compensation expense:
Non-qualified stock options	$273	$—
Restricted stock	276	624

Total stock-based compensation expense	$549	$624

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

As of December 31, 2006, the Company had not yet recognized compensation expense on the following non-vested awards:

(in thousands)	Non-vested Compensation	Average Remaining Recognition Period (Months
Non-qualified stock options	$222	33
Restricted stock awards	$280	27

Total	$502	30

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

Year Ended December 31, 2006
Expected stock price volatility	32%-50%
Expected life (in years)	5
Risk-free interest rate	4.79%
Expected dividend yield	0%

The following table summarizes stock options outstanding and changes during the year ended December 31, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Intrinsic Value of Unexercised in the Money Options
Options outstanding — January 1, 2006	1,905,792	$9.46	5.7	$—
Granted	118,550	$3.81	5.0	—
Exercised	(417)	$4.05	—	—
Cancelled or expired	(239,607)	$9.05	—	—

Options outstanding – December 31, 2006	1,784,318	$9.15	5.5	$—
Unvested	(155,048)	$4.33	9.1	—

Options exercisable – December 31, 2006	1,629,270	$9.60	5.5	$—

The range of exercise prices of the exercisable options and outstanding options at December 31, 2006 are as follows:

Weighted Average Exercise Price	Number of Exercisable Options	Number of Outstanding Options	Weighted Average Remaining Life (Years)
$2.94 - $4.11	208,309	315,359	7.3
$4.12 - $8.23	95,762	143,760	7.7
$8.24 - $12.34	1,062,683	1,062,683	5.3
$12.35 - $16.45	241,516	241,516	3.1
$16.46 - $20.57	15,000	15,000	2.9
$20.58 - $24.68	6,000	6,000	2.1

Totals	1,629,270	1,784,318	5.5

Restricted stock award activity for the year ended December 31, 2006 is summarized below:

	Shares	Weighted Average Grant Date Fair Value per Award
Unvested restricted stock awards — January 1, 2006	80,467	$7.51
Granted	65,925	$3.88
Vested	(44,389)	$8.26
Cancelled or expired	(5,086)	$7.10

Unvested restricted stock awards – December 31, 2006	96,917	$4.67

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

Summarized financial information concerning our reportable segments is shown in the following table:

(In thousands)	Commercial	Wholesale	Rod, Bar & Other	Consolidated
Year ended December 31, 2006:
Sales	$1,009,343	$310,993	$82,706	$1,403,042
Gross profit	30,912	22,656	966	54,534

Year ended December 31, 2005:
Sales	$619,159	$195,325	$59,021	$873,505
Gross profit	19,422	650	1,571	21,643

Year ended December 31, 2004:
Sales	$570,666	$165,215	$61,994	$797,875
Gross profit/(loss)	52,918	5,924	4,839	63,681

Our manufacturing operations are primarily conducted in the U.S. and Canada. We also have manufacturing facilities in Shanghai, China, Esposende, Portugal and Monterrey, Mexico.

In 2006, 2005 and 2004, no customer accounted for as much as 10% of our net sales.

Sales to unaffiliated customers and long-lived assets are based on our Company’s location providing the products:

(In thousands)	U.S.	Canada	Other Foreign Operations	Consolidated
Year ended December 31, 2006:
Sales	$1,010,572	$294,016	$98,454	$1,403,042
Long-lived assets	193,269	21,503	19,936	234,708

Year ended December 31, 2005:
Sales	$623,450	$190,897	$59,158	$873,505
Long-lived assets	215,487	47,738	17,111	280,336

Year ended December 31, 2004:
Sales	$558,892	$186,680	$52,303	$797,875
Long-lived assets	238,992	34,831	18,063	291,886

Information concerning enterprise-wide revenues by product line is shown in the following table:

(In thousands)	2006	2005	2004
Commercial Products:
Tube Products	$723,107	$404,753	$362,955
Fabricated Products	189,299	140,732	130,117
Other Products	96,937	73,674	77,594

Sub-total	1,009,343	619,159	570,666

Wholesale Products	310,993	195,325	165,215
Rod, bar and other	82,706	59,021	61,994

Total	$1,403,042	$873,505	$797,875

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

Restructuring expenses / (credits) for the years ended December 31, 2006, 2005, and 2004 are as follows:

(In thousands)	2006	2005	2004
Roxboro, NC closing	$—	$(75)	$1,413
Booneville, MS closing	—	(420)	623
Employee severance	—	1,297	500
Sale of Company aircraft	—	614	—
Montreal, Quebec closing	40,745	—	—
Jackson, Tennessee closing	16,475	—	—
U.S. Wholesale dist. relocation	429	—	—
Other	(47)	0	—

Totals	$57,602	$1,416	$2,536

The following set forth the major types of costs associated with each of the 2006 restructuring activities:

Montreal, Quebec Closing

Major Type Costs	Estimated Charges	Charges Incurred as of December 31,
Impair and Liquidate current assets	$9,322	$3,918
Employee related costs	9,932	9,640
Environmental remediation	11,538	11,538
Wind down & Carrying costs	4,629	814
Other costs	438	39
Fixed asset impairment	14,796	14,796

Total	$50,655	$40,745

Jackson, Tennessee Closing

Major Type Costs	Estimated Charges	Charges Incurred as of December 31,
Impair and Liquidate current assets	$762	$746
Employee related costs	388	301
Environmental remediation	75	75
Wind down & Carrying costs	339	334
Other costs	695	259
Fixed asset impairment	14,760	14,760

Total	$17,019	$16,475

Wholesale Distribution Relocation

Major Type Costs	Estimated Charges	Charges Incurred as of December 31,
Cost to move inventory	$40	$30
Building lease termination	328	328
Other costs	5
Fixed asset impairment	71	71

Total	$444	$429

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

26. Condensed Consolidating Financial Information (Restated)

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

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Year Ended December 31, 2006

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
(In thousands)
Net sales	$865,339	$215,653	$442,446	$(120.396)	$1,403,042
Cost of goods sold	843,865	193,965	431,074	(120,396)	1,348,508

Gross profit	21,474	21,688	11,372	—	54,534
Selling, general and administrative expenses	23,137	3,013	5,023	—	31,173
Advisory fees and expenses	7,434	—	—	—	7,434
Restructuring and other charges	16,822	(7)	40,787	—	57,602

Operating income/(loss)	(25,919)	18,682	(34,438)	—	(41,675)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
(In thousands)
Other expenses (income):
Interest expense, net	17,077	(6)	4,102	—	21,173
Loss on sale of accounts receivable	4,397	—	—	—	4,397
Amortization and other, net	9,612	(10,127)	3,110	—	2,595
Equity in earnings/(loss) of subsidiaries	(31,371)	—	—	31,371	—

Income/(loss) before income taxes	(88,376)	28,815	(41,650)	31,371	(69,840)
Income tax expense/(benefit) provision	(9,152)	9,795	8,741	—	9,384

Net income/(loss)	$(79,224)	$19,020	$(50,391)	$31,371	$(79,224)

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Year Ended December 31, 2005

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

(In thousands)
Net sales	$504,481	$163,890	$282,657	$(77,523)	$873,505
Cost of goods sold	500,930	148,779	279,676	(77,523)	851,862

Gross profit	3,551	15,111	2,981	—	21,643
Selling, general and administrative expenses	29,050	3,210	4,814	—	37,074
Restructuring and other charges	1,179	73	164	—	1,416

Operating income/(loss)	(26,678)	11,828	(1,997)	—	(16,847)
Other expenses (income):
Interest expense, net	20,068	(38)	57	—	20,087
Loss on sale of accounts receivable	640	—	—	—	640
Amortization and other, net	7,068	(5,431)	1,165	—	2,802
Equity in earnings/(loss) of subsidiaries	10,318	—	—	(10,318)	—

Income/(loss) before income taxes	(44,136)	17,297	(3,219)	(10,318)	(40,376)
Income tax expense/(benefit) provision	(5,520)	5,850	(2,090)	—	(1,760)

Net income (loss)	$(38,616)	$11,447	$(1,129)	$(10,318)	$(38,616)

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Year Ended December 31, 2004

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
(In thousands)
Net sales	$434,851	$157,620	$268,198	$(62,794)	$797,875
Cost of goods sold	408,699	138,304	249,985	(62,794)	734,194

Gross profit	26,152	19,316	18,213	—	63,681
Selling, general and administrative expenses	29,414	3,346	4,499	—	37,259
Restructuring and other charges	2,563	(27)	—	—	2,536

Operating income/(loss) from continuing operations	(5,825)	15,997	13,714	—	23,886
Other expenses (income):
Interest expense, net	21,736	(39)	(837)	—	20,860
Loss on extinguishment of debt	3,009	—	—	—	3,009
Amortization and other, net	7,788	(13,069)	6,542	—	1,261
Equity in earnings/(loss) of subsidiaries	24,953	—	—	(24,953)	—

Income/(loss) from continuing operations before income taxes	(13,405)	29,105	8,009	(24,953)	(1,244)
Income tax expense/(benefit) provision	(13,787)	10,448	1,451	—	(1,888)

Income/(loss) from continuing operations	382	18,657	6,558	(24,953)	644
Loss from discontinued operations, net of tax	—	—	(262)	—	(262)

Net income	$382	$18,657	$6,296	$(24,953)	$382

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

December 31, 2006

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
(In thousands)	(Restated)		(Restated)		(Restated)
Assets
Current assets
Cash and equivalents	$3,150	$—	$14,595	$—	$17,745
Restricted cash	4,320	—	1,668	—	5,988
Accounts receivable, net	8,426	338	53,765	—	62,529
Inventories	47,211	46,537	29,195	—	122,943
Prepaid expenses and other	9,472	1,381	564	—	11,417

Total current assets	72,579	48,256	99,787	—	220,622
Property, plant and equipment, net	81,119	24,346	27,794	—	133,259
Goodwill, net	—	75,504	1,739	—	77,243
Deferred charges, net	5,560	65	1,483	—	7,108
Deferred taxes, non-current	7,385	(7,385)	5,199	—	5,199
Assets held for resale	6,622	—	4,513	—	11,135
Notes receivable	—	—	764	—	764
Investments in subsidiaries	456,087	325	—	(456,412)	—

Total assets	$629,352	$141,111	$141,279	$(456,412)	$455,330

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$19,922	$4,064	$16,521	$—	$40,507
Accrued liabilities	(3,455)	22,825	7,622	—	26,992
Short-term borrowings	(63)	87	1,614	—	1,638
Deferred income Taxes	(1,686)	1696	870	—	880
Intercompany Balances	251,944	(227,000)	(24,944)	—	—

Total current liabilities	266,662	(198,328)	1,683	—	70,017
Long-term debt	237,719	33	610	—	238,362
Pension liabilities	28,504	—	—	—	28,504
Postretirement benefit obligation	6,478	—	11,007	—	17,485
Accrued environmental remediation	813	—	10,973	—	11,786

Total liabilities	540,176	(198,295)	24,273	—	366,154

Stockholders’ equity	89,176	339,406	117,006	(456,412)	89,176

Total liabilities and stockholders’ equity	$629,352	$141,111	$141,279	$(456,412)	$455,330

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

December 31, 2005

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
(In thousands)	(Restated)		(Restated)		(Restated)
Assets
Current assets
Cash and equivalents (as restated)	$96	$—	$20,597	$—	$20,693
Restricted cash (as restated)	4,475	—	2,161	—	6,636
Accounts receivable, net	7,965	6,930	89,291	—	104,186
Inventories	64,418	44,631	37,656	—	146,705
Prepaid expenses and other	7,425	1,528	1,256	—	10,209

Total current assets	84,379	53,089	150,961	—	288,429
Property, plant and equipment, net	108,275	27,001	45,962	—	181,238
Goodwill, net	—	75,505	1,559	—	77,064
Deferred charges, net	5,382	125	2,227	—	7,734
Deferred taxes, non-current	7,174	(7,174)	13,469	—	13,469
Notes receivable	—	—	831	—	831
Investments in subsidiaries	484,383	325	—	(484,708)	—

Total assets	$689,593	$148,871	$215,009	$(484,708)	$568,765

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$35,364	$18,635	$17,803	$—	$71,802
Accrued liabilities	9,350	17,969	7,633	—	34,952
Short-term borrowings	—	24	224	—	248
Intercompany balances	195,247	(209,227)	13,980	—	—

Total current liabilities	239,961	(172,599)	39,640	—	107,002
Long-term debt	233,948	58	914	—	234,920
Pension liabilities	40,285	—	2,604	—	42,889
Postretirement benefit obligation	11,167	—	8,555	—	19,722
Accrued environmental remediation	930	—	—	—	930

Total liabilities	526,291	(172,541)	51,713	—	405,463

Stockholders’ equity	163,302	321,412	163,296	(484,708)	163,302

Total liabilities and stockholders’ equity	$689,593	$148,871	$215,009	$(484,708)	$568,765

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Year Ended December 31, 2006

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
(In thousands)	(Restated)		(Restated)		(Restated)
Operating Activities
Net income/(loss)	$(79,224)	$19,020	$(50,391)	$31,371	$(79,224)
Depreciation and amortization	9,742	3,042	4,193	—	16,977
Deferred income taxes	(1,896)	1,906	9,129	—	9,139
Stock compensation expense	549	—	—	—	549
Loss on disposal of fixed assets	26	(4)	—	—	22
Impairment of assets	15,577	—	18,714	—	34,291
Non-cash environmental and other restructuring	842	(8)	13,401	—	14,235
Sale of accounts receivable	—	—	24,882	—	24,882
Equity in earnings of subsidiaries	31,371	—	—	(31,371)	—
Changes in operating assets and liabilities	16,635	(44,310)	8,707	—	(18,968)

Net cash provided by/(used for) operating activities	(6,378)	(20,354)	28,635	—	1,903

Investing Activities
Additions to property, plant and equipment, net	(2,748)	(306)	(2,744)	—	(5,798)
Disposal of assets	31	7	53	—	91
Change in restricted cash	155	—	493	—	648

Net cash used for investing activities	(2,562)	(299)	(2,198)	—	(5,059)

Financing Activities
Financing fees and expenses paid	(1,910)	—	(1,303)	—	(3,213)
Intercompany borrowings (payments)	12,355	20,616	(32,971)	—	—
Issuance of common stock	2	—	—	—	2
Net borrowings/(payments) on credit facilities	1,938	37	1,202	—	3,177
Other	(14)	—	—	—	(14)

Net cash provided by/(used for) financing activities	12,371	20,653	(33,072)	—	(48)
Effect of exchange rate on cash and equivalents	(377)	—	633	—	256

Net cash provided by/(used for) continuing operations	3,054	—	(6,002)	—	(2,948)

Net increase/decrease in cash and equivalents	3,054	—	(6,002)	—	(2,948)
Cash and equivalents at beginning of period	96	—	20,597	—	20,693

Cash and equivalents at end of period	$3,150	$—	$14,595	$—	$17,745

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Year Ended December 31, 2005

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
(In thousands)	(Restated)		(Restated)		(Restated)
Operating Activities
Net income/(loss)	$(38,616)	$11,447	$(1,129)	$(10,318)	$(38,616)
Depreciation and amortization	10,395	3,035	3,618	—	17,048
Deferred income taxes	19	—	(4,593)	—	(4,574)
Stock compensation expense	548	—	—	—	548
Loss on disposal of fixed assets	1,886	—	141	—	2,027
Non-cash portion of restructuring and other	349	133	179	—	661
Sale of accounts receivable	—	—	19,000	—	19,000
Equity in earnings of subsidiaries	(10,318)	—	—	10,318	—
Changes in operating assets and liabilities	22,096	13,260	(36,332)	—	(976)

Net cash provided by/(used for) operating activities	(13,641)	27,875	(19,116)	—	(4,882)

Investing Activities
Additions to property, plant and equipment, net	(4,426)	(1,535)	(4,048)	—	(10,009)
Disposal of assets	5,412	—	—	—	5,412
Change in restricted cash	3,879	—	431	—	4,310

Other	4,367	171	(125)	—	4,413

Net cash provided by/(used for) investing activities	9,232	(1,364)	(3,742)	—	4,126

Financing Activities
Financing fees and expenses paid	(438)	—	(663)	—	(1,101)
Intercompany borrowings (payments)	(8,267)	(26,487)	34,754	—	—
Issuance of common stock	503	—	—	—	503
Net borrowings/(payments) on credit facilities	(1,000)	(24)	(1,198)	—	(2,222)
Other	10,224	—	(10,191)	—	33

Net cash provided by/(used for) financing activities	1,022	(26,511)	22,702	—	(2,787)
Effect of exchange rate on cash and equivalents	646	—	(481)	—	165

Net cash provided by/(used for) continuing operations	(2,741)	—	(637)	—	(3,378)

Net increase/decrease in cash and equivalents	(2,741)	—	(637)	—	(3,378)
Cash and equivalents at beginning of period	2,837	—	21,234	—	24,071

Cash and equivalents at end of period	$96	$—	$20,597	$—	$20,693

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Year Ended December 31, 2004

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
(In thousands)	(Restated)		(Restated)		(Restated)
Operating Activities
Income/(loss) from continuing operations	$382	$18,657	$6,558	$(24,953)	$644
Depreciation and amortization	10,766	3,454	3,187	—	17,407
Stock compensation expense	304	—	—	—	304
Loss on early retirement of debt	3,009	—	—	—	3,009
Other non-cash items	100	56	—	—	156
Equity in earnings of subsidiaries	(24,953)	—	—	24,953	—
Changes in operating assets and liabilities	(19,114)	(2,381)	(8,667)	—	(30,162)

Net cash provided by/(used for) operating activities	(29,506)	19,786	1,078	—	(8,642)

Investing Activities
Additions to property, plant and equipment	(6,329)	(1,284)	(4,115)	—	(11,728)
Disposal of assets	2,926	—	—	—	2,926
Change in restricted cash	(8,354)	—	(126)	—	(8,480)
Investment in WLV Latin America	(703)	(36)	739	—	—
Other	—	82	—	—	82

Net cash used for investing activities	(12,460)	(1,238)	(3,502)	—	(17,200)

Financing Activities
Financing fees and expenses paid	(151)	—	—	—	(151)
Intercompany borrowings (payments)	29,408	(17,271)	(12,137)	—	—
Issuance of common stock	21,898	—	2,266	—	24,164
Retirement of Senior Notes	(20,510)	—	—	—	(20,510)
Other	2,279	(1,277)	(339)	—	663

Net cash provided by/(used for) financing activities	32,924	(18,548)	(10,210)	—	4,166

Effect of exchange rate on cash and equivalents	3,349	—	(963)	—	2,386
Net cash provided by/(used for) continuing operations	(5,693)	—	(13,597)	—	(19,290)

Net cash used for discontinued operations	—	—	(262)	—	(262)
Net increase/decrease in cash and equivalents	(5,693)	—	(13,859)	—	(19,552)

Cash and equivalents at beginning of period	8,530	—	35,093	—	43,623

Cash and equivalents at end of period	$2,837	$—	$21,234	$—	$24,071

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

As discussed in note 1 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based payments and, as discussed in note 13 to the consolidated financial statements, effective December 31, 2006, the Company changed its method of accounting for defined pension and postretirement benefit plans.

As discussed in note 2 to the consolidated financial statements, the consolidated financial statements have been restated.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Wolverine Tube, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2007, except as to the third paragraph of Management’s Report on Internal Control over Financial Reporting (as restated) which is as of June 29, 2007, expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting as of December 31, 2006.

/s/ KPMG LLP

Birmingham, Alabama

March 14, 2007, except as to the restatement discussed in note 2 to the consolidated financial statements, which is as of June 29, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders Wolverine Tube, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (as restated), that Wolverine Tube, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006 because of the effect of the material weakness identified in management’s restated assessment, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of Wolverine Tube, Inc. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified and included in its restated assessment the following material weakness as of December 31, 2006. The Company did not have adequate policies and procedures to ensure the appropriate classification and accounting for restricted cash in the Company’s balance sheets and cash flow statements in accordance with Statement of Financial Accounting Standards No. 95 (SFAS 95), Statement of Cash Flows. Specifically, the Company’s training processes had not emphasized SFAS 95 and other current SEC developments; accordingly, the Company’s preparation of financial statements and review processes failed to detect non-compliance with SFAS 95 regarding the classification of restricted cash. This deficiency resulted in a material misstatement of the Company’s 2004 and 2005 cash flows provided by (used for) investing activities and resulted in an amendment to the Company’s Annual Report on Form 10-K for the years ended December 31, 2006, 2005 and 2004.

As stated in the third paragraph of Management’s Annual Report on Internal Control over Financial Reporting (as restated), management’s assessment of the effectiveness of Wolverine Tube, Inc.’s internal control over financial reporting has been restated.

In our opinion, management’s restated assessment that Wolverine Tube, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—

Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Wolverine Tube, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Wolverine Tube, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows each of the years in the three year period ended December 31, 2006. The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements (as restated), and this report does not affect our report dated March 14, 2007, except as to the restatement discussed in note 2 to the consolidated financial statements, which is as of June 29, 2007, which expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Birmingham, Alabama

March 14, 2007, except as to the third paragraph of Management’s Report on Internal Control over Financial Reporting (as restated), which is as of June 29, 2007

WOLVERINE TUBE, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
(In thousands)
YEAR ENDED DECEMBER 31, 2006:
Deducted from assets accounts:
Reserve for sales returns and allowances	$892	$1	$—	$(688	)(1)	$205
Allowances for doubtful accounts	427	244	—	(211	)(2)	460
Deferred tax valuation allowance	20,048	36,291	—	—		56,339

YEAR ENDED DECEMBER 31, 2005:
Deducted from assets accounts:
Reserve for sales returns and allowances	$510	$404	$1	$(23	)(1)	$892
Allowances for doubtful accounts	449	245	1	(268	)(2)	427
Deferred tax valuation allowance	3,569	12,637	3,842	—		20,048

YEAR ENDED DECEMBER 31, 2004:
Deducted from assets accounts:
Reserve for sales returns and allowances	$658	$10	$—	$(158	)(1)	$510
Allowances for doubtful accounts	437	350	—	(338	)(2)	449
Deferred tax valuation allowance	3,569	—	—	—		3,569

(1)	Reduction of reserve, net of translation adjustments, for actual sales returns and allowances.
(2)	Uncollectible accounts written off from both continuing and discontinued operations, net of translation adjustments and recoveries.

EXHIBIT INDEX

Exhibit Number	Description
23.1	Consent of KPMG, LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.