Form 10-Q
period 2007-07-01
WOLVERINE TUBE INC
filed 2007-08-08
CIK 821407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 1, 2007

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

Large accelerated filer  ☐                     Accelerated filer  ☒                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date:

Class	Outstanding as of August 1, 2007
Common Stock, $0.01 Par Value	15,176,073 Shares

FORM 10-Q

QUARTERLY REPORT

PART I – Financial Information

PART I. Financial Information

Item 1.	Financial Statements

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended		Six months ended
(In thousands except per share amounts)	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Net sales	$383,151	$417,984	$669,854	$716,296
Cost of goods sold	356,334	388,847	627,496	676,277

Gross profit	26,817	29,137	42,358	40,019
Selling, general and administrative expenses	8,344	9,764	15,785	17,393
Advisory fees and severance expenses	2,405	2,119	6,085	2,106
Restructuring and asset impairment charges	779	—	3,702	—

Operating income	15,289	17,254	16,786	20,520
Other (income) expenses:
Interest and amortization expense, net	5,876	5,861	11,793	11,532
Loss on sale of receivables	810	1,441	1,318	2,032
Embedded derivatives mark to fair value	(7,086)	—	(11,177)	—
Other expense, net	1,257	1,029	1,674	1,309

Income before income taxes	14,432	8,923	13,178	5,647
Income tax provision	1,716	2,514	2,612	1,355

Net income	12,716	6,409	10,566	4,292
Less: Accretion of convertible preferred stock to redemption value	1,255	—	2,107	—
Preferred Stock dividends, six months ended July 1, 2007, includes $9,618 of non-cash deemed dividends	1,000	—	11,118	—

Net income (loss) applicable to common shares	$10,461	$6,409	$(2,659)	$4,292

Net income (loss) per share:

Basic	$0.17	$0.43	$(0.18)	$0.28

Diluted	$0.17	$0.42	$(0.18)	$0.28

Shares used in computing earnings (loss) per share

Basic	15,176	15,073	15,155	15,066

Diluted	15,255	15,183	15,155	15,161

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands except share and per share amounts)	July 1, 2007	December 31, 2006
		(Restated)
Assets
Current assets
Cash and cash equivalents	$14,035	$17,745
Restricted cash	3,097	5,988
Accounts receivable, net of allowances for doubtful accounts of $0.7 million in 2007 and $0.6 million in 2006	113,693	62,529
Inventories	170,748	122,943
Prepaid expenses and other	21,397	11,417

Total current assets	322,970	220,622
Property, plant and equipment, net	130,459	133,259
Deferred charges, net	6,229	7,108
Goodwill	77,296	77,243
Deferred income taxes	5,243	5,199
Notes receivable	797	764
Assets held for sale	10,224	11,135
Investments	4,684	—

Total assets	$557,902	$455,330

Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$86,041	$40,507
Accrued liabilities	23,429	23,485
Derivative liability (of which $4,579 pertains to embedded derivatives resulting from the issuance of Preferred Stock as of July 1, 2007)	6,954	3,507
Deferred income taxes	123	880
Short-term borrowings	1,514	1,638

Total current liabilities	118,061	70,017
Long-term debt	236,465	238,362
Pension liabilities	32,387	28,504
Postretirement benefit obligation	18,615	17,485
Accrued environmental remediation	12,434	11,786
Other liabilities	4,043	—

Total liabilities	422,005	366,154
Series A Convertible Preferred Stock, par value $1 per share; 90,000 shares authorized; 50,000 and no shares issued and outstanding as of July 1, 2007 and December 31, 2006, respectively; liquidation value at July 1, 2007 of $50.7 million	1,883	—
Stockholders’ equity
Common stock, par value $0.01 per share; 180,000,000 shares authorized; 15,176,073 and 15,089,934 shares issued and outstanding as of July 1, 2007 and December 31, 2006, respectively	152	151
Additional paid-in capital	120,515	91,904
Retained earnings	15,575	6,510
Accumulated other comprehensive loss, net of tax	(2,228)	(9,389)

Total stockholders’ equity	134,014	89,176
Total liabilities, convertible preferred stock and stockholders’ equity	$557,902	$455,330

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
(In thousands)	July 1, 2007	July 2, 2006
Operating Activities
Net income	$10,566	$4,292
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	7,202	8,614
Embedded derivative mark to fair value	(11,177)	—
Non-cash restructuring charges	1,313	—
Write down of assets held for sale	—	1,021
Other non-cash items	(3,154)	(3,689)
Changes in operating assets and liabilities:
Amounts sold under the accounts receivable securitization, net	(3,882)	56,794
Accounts receivable, net	(46,963)	(56,052)
Inventories	(47,620)	(33,706)
Income taxes receivable	(1,893)	(1,497)
Prepaid expenses and other	(10,142)	(6,384)
Accounts payable	46,240	26,977
Accrued liabilities, including pension, postretirement benefits, environmental and accrued liabilities – non-current	14,995	(1,564)

Net cash used for operating activities	(44,515)	(5,194)
Investing Activities
Additions to property, plant and equipment	(2,390)	(2,584)
Disposals of property, plant and equipment	—	54
Changes in restricted cash	2,891	1,118
Funds transferred to investments	(4,606)	—

Net cash used for investing activities	(4,105)	(1,412)
Financing Activities
Financing fees and expenses paid	(86)	(993)
Payments to revolving credit facilities and other debt	(2,335)	(355)
Borrowings from revolving credit facilities and other debt	190	1,022
Dividends	(833)	—
Issuance of common stock	—	63
Issuance of preferred stock	45,179	—

Net cash provided by (used for) financing activities	42,115	(263)
Effect of exchange rate on cash and cash equivalents	2,795	2,163

Net (decrease) in cash and cash equivalents	(3,710)	(4,706)

Cash and cash equivalents at beginning of period	17,745	20,693

Cash and cash equivalents at end of period	$14,035	$15,987

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

We have prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2006.

The accompanying condensed consolidated financial statements presented herewith reflect all adjustments (consisting of only normal and recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three and six month periods ended July 1, 2007 and July 2, 2006. The results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

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

Accounting Policy Change

As of July 1, 2007, the Company’s significant accounting policies, which are described in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2006, have not changed from December 31, 2006, except for the following:

(i)	Accounting for Income Taxes

Adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 dictates a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. See Note 17, Income Taxes, for further discussion.

(ii)	Convertible Preferred Stock and Embedded Derivatives

As further discussed in Note 5, Recapitalization Plan, we completed a private placement of 50,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”) for $50 million on February 16, 2007. In accordance with the provisions of Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued With Stock Purchase Warrants, the net proceeds from the issuance of the Preferred Stock were allocated to a freestanding written option available to the holders to increase their number of shares of Preferred Stock based upon the results of a subsequent shareholder rights offering, with the residual value allocated to the Preferred Stock. The written option is recorded as a current liability and accounted for at fair value under the provisions of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity (“SFAS 150”). The fair value of the written option at July 1, 2007 was determined based on the Black-Scholes model using the following assumptions:

July 1, 2007
Expected term to commence the rights offering	1.7 months
Expected volatility of our common stock	79%
Risk free interest rate (treasury bill)	4.82%

For the quarter ended July 1, 2007, we recorded pre-tax income of $3.4 million to mark to fair value the embedded derivative associated with the Preferred Stock written option. After recording the mark to fair value adjustment, the written option was valued at $4.6 million and shown as a current liability as of July 1, 2007.

Separately, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 98-5, Accounting for Convertible Securities With Beneficial Conversion Features or Contingency Adjustable Conversion Ratios and EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the beneficial conversion feature (“BCF”) present in the convertible Preferred Stock has been valued and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The BCF is a function of the conversion price of the Preferred Stock, the fair value attributed to the written option and the fair value of the underlying common stock on the commitment date of the transaction (February 16, 2007). This BCF is recorded to additional paid in capital and will be recorded as a deemed dividend to preferred stockholders over the stated life of the Preferred Stock, which is ten years.

We did not have a sufficient number of authorized shares of common stock available to fully settle the conversion options embedded in the Preferred Stock upon issuance on February 16, 2007. Accordingly, as a result of not meeting the criteria of EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and therefore not being eligible for the 11A scope exception in Statement of Financial Accounting Standards SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), the fair value of this option was determined and the related derivative liability bifurcated from the underlying Preferred Stock balance and included as a component of current liabilities at the time of the issuance. In addition, subsequent issuance of stock options by us (see Note 6, Stock-Based Compensation Plans) further reduced the available shares, necessitating a subsequent valuation of the conversion feature related to the additional shares of Preferred Stock not convertible of this additional embedded derivative as of March 29, 2007. Additionally, this transaction resulted in recording a deemed dividend of $9.6 million in the first quarter of 2007 for the difference in the proceeds allocated to the Preferred Stock and the fair value of the conversion option that required liability classification.

On May 24, 2007, at the Annual Meeting of Stockholders, the stockholders voted to increase the authorized shares of common stock to 180 million. As a result, after recording an additional $3.7 million in pre-tax income during the second quarter to mark to market the conversion option to $26.7 million as of May 24, 2007 (pre-tax income of $4.1 million was recognized when the derivative liabilities were marked to market in the first quarter), this liability was reclassified to equity in accordance with EITF Issue No. 06-7 Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in SFAS 133. The fair value determination at May 24, 2017 based on the Black-Scholes model assumed a term of 9.7 years, volatility of 74% and a risk free rate of 4.8%.

In addition, the discount of the Preferred Stock resulting from the allocations discussed above is being accreted on a straight-line basis over the period from the date of issuance to the earliest redemption date as a deemed dividend.

(iii)	Earnings (Loss) Per Share

Concurrent with the execution of the Preferred Stock Purchase Agreement on February 16, 2007 and the issuance of the Preferred Stock, we began accounting for earnings (loss) per share in accordance with EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128 (“EITF 03-6”) which established standards regarding the computation of earnings (loss) per share by companies that have securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company.

Restatement of Financial Information

Previously we included certain restricted cash balances within cash and cash equivalents on the balance sheet, and the statement of cash flows. The nature of the restrictions were previously provided in the footnotes to the annual and quarterly financial statements. In the first quarter of 2007, we determined that this position was in conflict with Statement of Financial Accounting Standards No. 95, Statement of Cash Flows (“SFAS 95”). Accordingly, the restricted cash balance has been shown separately on the July 1, 2007 consolidated Balance Sheet with the net change thereto reflected as cash flows provided by investing activities. Also, the December 31, 2006 Condensed Consolidated Balance Sheet has been restated and July 2, 2006 Consolidated Statement of Cash Flows has also been revised in this Form 10-Q to conform them to SFAS 95.

On July 11, 2007 we filed an amendment to our December 31, 2006 Annual Report Form 10-K to restate all applicable prior year balances. The impact of this classification error on all 2006 quarterly periods is not material.

Additionally, we have reclassified the loss on sale of accounts receivable from interest and amortization expense, net and have presented it as a separate component of other expense in the accompanying Condensed Consolidated Statements of Operations. This correction is to conform to the requirements of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”).

There is no change to previously reported amounts of current or total assets, revenues and net income, or cash flows provided by or (used for) operating and financing activities for any period.

(2)	Restricted Cash

Restricted cash as of July 1, 2007 and December 31, 2006 was $3.1 million and $6.0 million, respectively. At July 1, 2007 restricted cash includes $2.5 million in margin deposits related to our metal and gas hedging programs, $0.6 million as collateral to secure our travel and purchase credit card programs and $5 thousand to secure a letter of credit for the Canadian Customs Bureau. At December 31, 2006, restricted cash included $3.6 million related to deposits for margin calls on our metal and natural gas hedge programs, $0.8 million as collateral to secure our travel and purchase credit card programs, and $0.7 million to secure a letter of credit for a loan made by the Portuguese government. Also included were $0.4 million as a deposit for the Monterrey, Mexico facility lease and $0.3 million in escrow related to the sale of our former Roxboro, N.C. facility, (which were reclassified in 2007 on the Condensed Consolidated Balance Sheet from restricted cash to deferred charges, net), and $0.2 to secure a letter of credit for the Canadian Customs Bureau.

(3)	Inventories

Inventories are as follows:

(In thousands)	July 1, 2007	December 31, 2006
Finished products	$86,738	$46,499
Work-in-process	38,991	30,811
Raw materials	23,877	23,021
Supplies	21,142	22,612

Totals	$170,748	$122,943

(4)	Earnings (Loss) Per Share

For the three and six months ended July 1, 2007, we accounted for earnings (loss) per share in accordance with EITF 03-6, which established standards regarding the computation of earnings (loss) per share by companies that have securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. EITF 03-6 requires earnings available to common stockholders for the period, after deduction of preferred stock dividends, to be allocated between the common and preferred stockholders based on their respective rights to receive dividends. Basic earnings (loss) per share is then calculated by dividing the net income (loss) allocable to common stockholders by the weighted average number of shares outstanding. EITF 03-6 does not require the presentation of basic and diluted earnings (loss) per share for securities other than common stock. Therefore, the following earnings (loss) per share amounts only pertain to common stock.

Under the guidance of EITF 03-6, diluted earnings (loss) per share is calculated by dividing income (loss) allocable to common stockholders by the weighted average common shares outstanding plus potential dilutive common stock such as stock options, unvested restricted stock and Preferred Stock. To the extent that stock options, unvested restricted stock, and Preferred Stock are anti-dilutive, they are excluded from the calculation of diluted loss per share in accordance with Statement of Financial Accounting Standard No. 128, Earnings Per Share (“SFAS 128”).

For the three and six months periods ended July 2, 2006, basic earnings per share are calculated by dividing net income (loss) by the weighted average common shares outstanding during the quarter, and diluted earnings per share are calculated by dividing net income (loss) by the weighted average common shares outstanding plus potentially dilutive common shares, primarily stock options, calculated using the treasury stock method.

The calculation of income (loss) per share for the three and six month periods ended July 1, 2007 and July 2, 2006 is presented below:

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	July 1, 2007 (Two Class Method)	July 2, 2006	July 1, 2007 (Two Class Method)	July 2, 2006
Basic EPS
Net income (loss) available to common stockholders	$10,461	$6,409	$(2,659)	$4,292
Amount allocable to common stockholders (1)	25%	N/A	100%	N/A
Net income (loss) allocable to common stockholders	$2,615	N/A	$(2,659)	N/A
Basic weighted average number of common shares	15,176	15,073	15,155	15,066

Basic income (loss) per share – Two-Class Method	$0.17	$0.43	$(0.18)	$0.28

Diluted EPS
Net income (loss) available to common stockholders	$10,461	$6,409	$(2,659)	$4,292
Amount allocable to common stockholders	25%	N/A	100%	N/A
Net income (loss) allocable to common stockholders	$2,615	N/A	$(2,659)	N/A
Weighted average number of common shares	15,176	15,073	15,155	15,066
Dilutive effect of stock awards and preferred stock assuming conversions (2)	79	110	—	95
Weighted average dilutive shares outstanding	15,255	15,183	15,155	15,161

Diluted loss per share – Two-Class Method	$0.17	$0.42	$(0.18)	$0.28

(1)	Represents the ratio of the weighted average number of common shares divided by the total number of shares on an as converted basis (60,631 for the three months ended July 1, 2007). In computing basic EPS using the Two-Class Method, we have not allocated the loss available to common stockholders for the six months ended July 1, 2007 between common and preferred stockholders since the preferred stockholders do not have a contractual obligation to share in the net losses.

(2)	Stock options and restricted stock of 10.3 million shares and 1.9 million shares for the three and six month periods ended July 1, 2007 and July 2, 2006, respectively, and the assumed conversion of the Preferred Stock into 45.5 million shares of common stock for the three and six month periods ended July 1, 2007 were anti-dilutive and therefore are not included in the calculation of diluted EPS.

(5)	Recapitalization Plan

On February 1, 2007, we announced a recapitalization plan which will ultimately provide at least $75 million, and could provide up to approximately $134 million, of equity proceeds to our Company. We completed the first phase of this recapitalization plan, a private placement of 50,000 shares of Preferred Stock, for $50 million, to The Alpine Group, Inc. (“Alpine”) and a fund managed by Plainfield Asset Management LLC (“Plainfield”) on February 16, 2007. Under our recapitalization plan, we also plan to raise up to an additional $51.1 million in cash proceeds from a common stock rights offering (although no assurance can be given that we will be able to raise such proceeds). If proceeds from the rights offering are less than $25 million, Alpine and Plainfield will be obligated under a standby commitment to purchase up to an additional 25,000 shares of Preferred Stock, for an amount equal to $25 million minus the gross proceeds from the rights offering. Depending on the level of participation in the rights offering, Alpine and Plainfield also have an option to purchase additional shares of Preferred Stock to maintain a 55% ownership interest. In addition, pursuant to our agreement with Alpine and Plainfield, we have agreed to initiate an exchange offer to issue senior notes similar to our existing 10.5% Senior Notes due 2009, but with less restrictive covenants, in exchange for our 7.375% Senior Notes due 2008, and to seek consents to remove substantially all of the restrictive covenants contained in the 7.375% Senior Note indenture. We are currently discussing with a number of financial institutions various alternatives to this exchange offer and consent solicitation, including the possibility of a global refinancing transaction with respect to our 10.5% and 7.375% Senior Notes, our secured revolving credit facility and our receivables sale facility, which would close following the rights offering.

The Preferred Stock has an annual dividend rate of 8.0% (subject to adjustment as described below), payable quarterly. We may defer payment of the dividend in certain circumstances. Any deferred dividend will accrue at a rate of 10% per annum if the dividend payment date is prior to January 31, 2012 and at a rate of 12% if the payment date is after January 31, 2012. Each share of Preferred Stock is convertible at any time, at the option of the holder, into a number of shares of our common stock equal to the stated value per share ($1,000) divided by the conversion price then in effect. The initial conversion price is $1.10 per share, subject to customary anti-dilution requirements. The Preferred Stock votes with the common stock on an as-converted basis on all matters. However, while the 10.5% Senior Notes remain outstanding, the holders of the Preferred Stock will not be entitled to vote common stock or Preferred Stock in excess of 49% of the voting power of the total voting securities of Wolverine. The Preferred Stock is mandatorily redeemable at the stated value plus any accrued and unpaid dividends on January 31, 2017 and upon the occurrence of certain change of control transactions. We may redeem all, but not less than all, of the Preferred Stock at our option, at the stated value plus accrued and unpaid dividends, after January 31, 2014, if certain conditions have been satisfied. Upon the occurrence of certain liquidation events, holders of Preferred Stock will be entitled to receive a cash liquidation preference equal to the greater of the aggregate stated value of such holder’s Preferred Stock plus accrued and unpaid dividends, or the amount that would be payable to such holder (including accrued but unpaid dividends) had all shares of Preferred Stock been converted to common stock immediately prior to such event. Unless a holder of Preferred Stock otherwise notifies us, certain fundamental transactions (including, for example, certain mergers, recapitalizations or sales of all or subsequently all of Wolverine’s assets) will be treated as a liquidation event that triggers the payment of the liquidation preference described above.

Under the terms of the Preferred Stock, if at any time after June 16, 2007, the following two conditions are not satisfied (or waived by the holders of the Preferred Stock):

(a)	the number of authorized by unissued and otherwise unreserved shares of common stock is sufficient to permit the conversion of the Preferred Stock into common stock, and

(b)	the shares of common stock into which the Preferred Stock is convertible are registered for resale under the Securities Act of 1933,

then the dividend rate on the Preferred Stock will increase by 0.50% for each quarter in which those two conditions remain unsatisfied, up to a maximum increase of 2%. On May 24, 2007, we obtained stockholder approval to increase our authorized common stock from 40 million to 180 million, and our restated certificate of incorporation was amended accordingly on May 30, 2007. Consequently, as of July 16, 2007, we had satisfied the first equity condition, but not the second equity condition. The preferred stockholders waived the adjustment to the dividend rate that would occur on July 31, 2007 provided that both of the equity conditions are satisfied on or prior to July 31, 2007. The waiver provided that, in the event that the equity conditions were not satisfied by this date, the waiver would be of no force or effect and the applicable dividend rate adjustment (0.50%) would be made as of May 1, 2007 for the quarter ended July 31, 2007, and a further adjustment would occur on August 1, 2007 if the equity conditions were not satisfied as of that date. We did not satisfy the second equity condition as of July 31, 2007 or August 1, 2007, and the preferred stockholders have not granted us a further waiver. As a result, the dividend rate on the Preferred Stock was adjusted to 8.5% for the quarter ended July 31, 2007 and to 9.0% for the quarter ended October 30, 2007. The dividend rate will be subject to further adjustment until the equity conditions are satisfied.

The 50,000 shares of Preferred Stock outstanding at July 1, 2007 are convertible into an aggregate of 45.5 million shares of common stock at the $1.10 conversion price then in effect. On July 1, 2007, we had 180 million shares of common stock authorized under our restated certificate of incorporation (as amended on May 30, 2007), with 15.2 million shares outstanding. We are required to reserve authorized but unissued and unreserved shares of common stock in an amount necessary for conversion of the Preferred Stock.

(6)	Stock-Based Compensation Plans

At July 1, 2007, we had stock-based outside director, employee and non-employee (consultant) compensation plans.

The 2007 Non-Qualified Stock Option Plan

The 2007 Non-Qualified Stock Option Plan (the “2007 Plan”) provides for the granting of non-qualified stock options to certain of our consultants and employees. The 2007 Plan will be administered and interpreted by a committee appointed by the Board. The maximum aggregate number of shares reserved and available for grant under the 2007 Plan is the lesser of (a) 25,000,000 shares of our common stock or (b) 15% of the outstanding shares of our common stock calculated on a fully diluted basis following (i) the closing of the common stock rights offering to be conducted by us in connection with our recapitalization plan; (ii) the subsequent acquisition, if any, of additional shares of our Preferred Stock by Alpine and Plainfield pursuant to their rights offering standby commitment; and (iii) the exercise, if any, of the option held by Alpine and Plainfield to purchase additional shares of our Preferred Stock following the rights offering to maintain their aggregate ownership to at least 55% of our common stock, on an as-converted basis.

Alpine stock option grant

During the first quarter of 2007, the Board granted an option to purchase 4,399,059 shares of our common stock (the “Alpine Option”), to Alpine, as consultants, pursuant to the 2007 Plan. The Alpine Option vests ratably at a rate of twenty percent on each anniversary of the original grant date.

The applicable exercise prices for vested option shares under the Alpine Option are as follows:

	Exercise Price	Shares
40% of vested option shares	$1.10	1,759,620
30% of vested option shares	1.40	1,319,715
30% of vested option shares	2.20	1,319,724

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

Employee stock option grant

During the first and second quarters of 2007, the Board granted options to purchase 2,850,000 shares of common stock under the 2007 Plan to certain officers.

The applicable exercise prices for vested option shares under these grants are as follows:

	Exercise Price	Shares
40% of vested option shares	$1.10	1,140,000
30% of vested option shares	1.40	855,000
30% of vested option shares	2.20	855,000

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

During the second quarter of 2007, the Board of Directors granted options to purchase 1,289,000 shares of our common stock having a fair value at the time of the grant of $1.2 million under the 2007 Plan to certain employees. The exercise price for the options ranged from $1.70 to $1.85 which was the closing market value on the date of the grants. The option grants vest ratably at a rate of twenty percent on each anniversary of the grant date. The option grants have a 10-year term.

We recorded stock-based compensation expense for the three month periods ended July 1, 2007 and July 2, 2006 of approximately $0.4 million and $0.1 million respectively; for the six month periods ended July 1, 2007 and July 2, 2006 we recorded stock based compensation expense of approximately $1.1 million and $0.3 million, respectively. This expense was recorded in cost of goods sold and the balance in selling, general and administrative expenses. This expense decreased the earnings per share by approximately $0.03 and $0.07 per dilutive share for the three and six months ended July 1, 2007 respectively.

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

	Six Months Ended July 1, 2007	Six Months Ended July 2, 2006
Expected stock price volatility	62%-63%	45%
Expected life (in years)	5 - 10	5
Risk-free interest rate	4.64% - 5.03%	4.79%
Expected dividend yield	0%	0%

As of July 1, 2007, the Company had not yet recognized compensation expense on the following non-vested awards:

(In thousands)	Non-vested Compensation	Average Remaining Recognition Period (Months)
Non-qualified stock options	$10,479	58

The following table summarizes stock options outstanding and changes during the six month period ended July 1, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Intrinsic Value of Unexercised in the Money Options
				(in thousands)
Options outstanding - January 1, 2007	1,784,318	$9.15	5.5	$—
Granted	8,538,059	$1.55	9.8	2,709
Cancelled or expired	(233,132)	$8.15	—	—

Options outstanding - July 1, 2007	10,089,245	$2.74	8.9	2,709
Unvested	(8,538,059)	$1.55	9.8	2,709

Options exercisable – July 1, 2007	1,551,186	$9.30	4.6	$—

The range of exercise prices of the exercisable options and outstanding options at July 1, 2007 are as follows:

Weighted Average Exercise Price	Number of Exercisable Options	Number of Outstanding Options	Weighted Average Remaining Life (Years)
$1.52 - $4.11	286,757	8,824,816	9.7
$4.12 - $8.23	90,760	90,760	3.0
$8.24 - $12.34	927,803	927,803	4.6
$12.35 - $16.45	225,616	225,616	2.4
$16.46 - $20.57	14,250	14,250	2.5
$20.58 - $24.68	6,000	6,000	1.6

Totals	1,551,186	10,089,245	8.9

On April 19, 2007, we issued a warrant to purchase up to 200,000 shares of common stock vesting immediately with an exercise price of $1.40 and a five-year term. The warrant is classified on the balance sheet as a liability, because we have the option to settle in cash. At July 1, 2007, the fair value of the warrant was $0.1 million. The following assumptions were used in determining the fair value of the warrant as of July 1, 2007.

Warrant Valuation July 1, 2007
Expected stock price volatility	62.65%
Expected life (in years)	5
Risk-free interest rate	4.92%
Expected dividend yield	0%

As part of the recapitalization plan, all of Wolverine's outstanding restricted stock vested. The result of this accelerated vesting was an expense of approximately $0.3 million dollars, which increased the loss per share for the six months ended July 1, 2007 by $0.02 per basic share. As of July 1, 2007 we had no unvested restricted shares.

(7)	Interest Expense

The following table summarizes interest expense, net:

	Three months ended		Six months ended
(in thousands)	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Interest expense	$5,421	$5,272	$10,922	$10,461
Interest income	(148)	(205)	(296)	(326)
Effect of interest rate swap (1)	—	298	—	497
Capitalized interest	(16)	(26)	(45)	(51)

Interest expense, net	$5,257	$5,339	$10,581	$10,581

(1)	The swap was terminated August 25, 2006

(8)	Debt

The following table summarizes long-term debt:

(In thousands)	July 1, 2007	December 31, 2006
Secured revolving credit facility	$—	$2,000
Senior Notes, 7.375%, due August 2008	136,750	136,750
Discount on 7.375% Senior Notes, original issue discount amortized over 10 years	(31)	(46)
Senior Notes, 10.5%, due April 2009	99,400	99,400
Discount on 10.5% Senior Notes, original issue discount amortized over 7 years	(300)	(386)
Capitalized leases	101	86
Netherlands facility, 6.5%, due on demand	1,152	1,176
Portugal, loan from government	907	1,020

Total debt	237,979	240,000
Less short-term borrowings	(1,514)	(1,638)

Total long-term debt	$236,465	$238,362

During the second quarter of 2007, our liquidity facilities consisted of a receivables sale facility of up to $90 million (see Note 9, Receivables Sale Facility, below) and a secured revolving credit facility of up to $35 million. In addition, we have a silver consignment facility under which we may request consignments of silver with an aggregate value up to the lesser of $25.0 million or 90% (previously 85%) of the aggregate undrawn face amount of letters of credit required to be provided to the facility provider. The terms of the secured revolving credit facility and the silver consignment facility, as amended through the first quarter of 2007, are described in Note 10 of the Notes to the Consolidated Financial Statements contained in our 2006 Form 10-K/A, as updated by the disclosure in Note 8 to the Unaudited Condensed Consolidated Financial Statements contained in our Form 10-Q for the quarter ended April 1, 2007. In the second quarter of 2007, we further amended both the secured revolving credit facility and the silver consignment facility.

Effective as of June 30, 2007, we amended the secured revolving credit facility to revise the definition of “Consolidated EBITDA” to increase the amount of certain restructuring charges permitted to be included therein for purposes of our compliance with the minimum consolidated EBITDA covenants contained in the secured revolving credit facility and the receivables sale facility. Effective as of June 30, 2007, up to $48,526,000 in non-cash restructuring charges and $7,600,000 in cash restructuring charges for the 2006 fiscal year are permitted to be included in the calculation of Consolidated EBITDA. In addition, this amendment further revised the Consolidated EBITDA definition to exclude all non-cash income related to the embedded derivatives associated with our Preferred Stock recorded subsequent to the fiscal quarter ended July 1, 2007. As of July 1, 2007 and after giving effect to this amendment, we were in compliance with the covenants contained in our liquidity facilities, including the financial covenants contained in the secured revolving credit facility and in the receivables sale facility.

We had no borrowings outstanding under our secured revolving credit facility at July 1, 2007 the availability of which was $35 million. After taking into account $23.3 million of standby letters of credit outstanding, we had $11.7 million in borrowing availability under our secured revolving credit facility as of that date. As of December 31, 2006 our availability was $31.5 million. We had $2.0 million outstanding under our secured revolving credit facility, and approximately $6.8 million of standby letters of credit outstanding. After taking into account $3.2 million of reserves and other holdbacks, we had $19.5 million in additional borrowing availability under the secured revolving credit facility as of that date.

Effective April 2, 2007 the silver consignment facility was amended to reflect certain adjustments in the manner in which the facility provider consigns precious metal to its customers, including, for example, a limitation of the facility to fixed rate consignments, and the introduction of a third-party precious metal supplier. On June 29, 2007, we further amended the facility to increase the aggregate value of consigned silver we may request, within the overall $25 million facility limit, to the lesser of $25 million or 90% (an increase from the previous discount rate of 85%) of the aggregate undrawn face amount of letters of credit we are required to provide the facility provider.

Under our silver consignment facility at July 1, 2007, we had provided $16.5 million in letters of credit to support the facility, resulting in approximately $14.9 million of total availability thereunder. As of July 1, 2007, we had $12.8 million of silver in our inventory under the facility, with a corresponding amount included in accounts payable. There was no silver consignment facility in place at December 31, 2006.

On August 25, 2006, we terminated the interest rate swap on our 7.375% Senior Notes and paid $1.8 million representing the interest accrued through the date of termination in August and the termination fee. Taking into account the gain recorded from the inception of the interest rate swap to the termination of $1.1 million and the termination fee of $1.7 million, or a net increase in interest of $0.6 million, the effective annual rate of the underlying 7.375% Senior Notes to their maturity date in August 2008 is 7.578%.

(9)	Receivables Sale Facility

The terms of our $90 million receivables sale facility are described in Note 11 of the Notes to Consolidated Financial Statements contained in our 2006 Form 10-K/A, as updated by the disclosure in Note 9 to the Unaudited Condensed Consolidated Financial Statements contained in our form 10-Q for the quarter ended April 1, 2007.

As of July 1, 2007, the value of receivables interests eligible to be purchased under the facility totaled approximately $82.0 million. We had $40.0 million outstanding as of July 1, 2007, leaving an availability of $42.0 million.

In accordance with the provisions of SFAS 140 we include in accounts receivable in our consolidated balance sheets the portion of receivables sold to DEJ 98 Finance, LLC (DEJ) which have not been resold by DEJ to certain purchasers (the Liquidity Banks). At July 1, 2007 and December 31, 2006, our retained interests in these receivables were $87.1 million and $34.2 million, respectively. At July 1, 2007, the outstanding advance under the agreements was $40.0 million. Accordingly, accounts receivable in the consolidated balance sheets have been reduced by an equal amount, representing the face amount of the outstanding receivables sold at that date.

Other than the receivables sale facility, we had no other off-balance sheet arrangements as of July 1, 2007, that either have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

(10)	Contingencies

We are subject to extensive environmental regulations imposed by local, state, federal and provincial authorities in the U.S., Canada, China, Portugal and Mexico with respect to air emission, discharges to waterways, and the generation, handling, storage, transportation, treatment and disposal of waste material, and we have received various communications from regulatory authorities concerning environmental matters. There were no significant changes to report from prior periods. We have accrued undiscounted estimated environmental remediation costs of $12.4 million as of July 1, 2007 related to our operating facilities. However, actual costs related to these environmental matters could differ materially from the amounts we estimated and have accrued at July 1, 2007, and could result in additional exposure if these environmental matters are not resolved as anticipated.

(11)	Comprehensive Income (Loss)

The following table summarizes comprehensive income (loss):

	Three months ended		Six months ended
(In thousands)	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Net income	$12,716	$6,409	$10,566	$4,292
Translation adjustment for financial statements denominated in a foreign currency	4,060	6,151	4,991	6,721
Unrealized gain/(loss) on cash flow hedges	(627)	(2,201)	2,203	(5,089)
Recognized gains related to pension and post-retirement benefit plans (1)	(219)	(78)	(33)	(76)

Comprehensive income	$15,930	$10,281	$17,727	$5,848

(1)	Amounts presented for 2007 in accordance with recently adopted provisions of SFAS 158

(12)	Advisory Fees and Severance Expenses

We have secured the services of certain financial, legal and business advisors to consult on issues including strategic planning and the restructuring of our balance sheet. We have also recorded severance and other expenses for certain individuals related to the change in control which occurred on February 16, 2007. Our pre-tax expenses are provided below.

	Three months ended		Six months ended
(In thousands except per share amounts)	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Professional fees	$527	$2,115	$1,026	$2,115
Severance and other expenses related to the change in control	1,878	—	5,059	—

Total advisory fees and severance expenses	$2,405	$2,115	$6,085	$2,115

(13)	Restructuring and Impairment Charges

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

We recognized charges during the three months and six months ended July 1, 2007 before tax totaling $0.8 million (all cash) and $3.7 million (of which $2.4 million was cash) respectively. The two facilities that were closed employed approximately 400 persons at the time of the closure announcement.

The following tables present the major costs associated with each of the restructuring activities:

Montreal, Quebec Closing (In thousands)	Three months ended July 1, 2007	Six months ended July 1, 2007	Cumulative incurred through July 1, 2007
Description
Impair and liquidate current assets	$112	$54	$3,972
Employee related costs	—	2	9,642
Environmental remediation	—	—	11,538
Wind down and carrying costs	417	1,041	1,855
Other costs	(11)	90	129
Fixed asset impairment	—	—	14,796

Subtotal	518	1,187	41,932

Jackson, Tennessee Closing (In thousands)
Description
Impair and liquidate current assets	—	—	746
Employee related costs	—	1	302
Environmental remediation	11	11	86
Wind down and carrying costs	181	700	1,034
Other costs	49	380	639
Fixed asset impairment	(17)	1,383	16,143

Subtotal	224	2,475	18,950

Wholesale Distribution Relocation (In thousands)
Description
Cost to move inventory	(30)	(30)	—
Building lease termination	64	64	392
Other costs	3	6	3
Fixed asset impairment	—	—	71

Subtotal	37	40	466

Total restructuring and impairment charges	$779	$3,702	$61,348

At the end of the second quarter of 2007, we had reserves of $1.8 million outstanding related to restructuring activities as compared with $86 thousand for the same period in 2006.

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

Summarized financial information concerning our reportable segments is shown in the following table:

	Three months ended		Six months ended
(In thousands)	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Pounds Shipped:
Commercial	63,182	68,453	113,737	133,233
Wholesale	21,836	28,480	40,672	51,263
Rod, bar, and other (1)	—	4,981	—	9,622

Total pounds shipped	85,018	101,914	154,409	194,118

Net sales:
Commercial	$284,545	$278,445	$505,731	$498,105
Wholesale	98,606	123,454	164,123	189,320
Rod, bar, and other (1)	—	16,085	—	28,871

Total net sales	$383,151	$417,984	$669,854	$716,296

Gross Profit:
Commercial	$15,066	$8,582	$26,781	$17,745
Wholesale	11,751	22,286	15,577	24,454
Rod, bar, and other (1)	—	(1,731)	—	(2,180)

Total gross profit	$26,817	$29,137	$42,358	$40,019

(1)	The Netherlands distribution business is included in the Commercial segment in both 2007 and 2006.

The net sales reclassified in 2006 were $5.6 million for the three-month period and $10.7 million for the six-month period. Gross profit reclassified in 2006 was $0.8 million for the three month period and $1.6 million for the six month period.

Information concerning enterprise-wide revenues by product line is shown in the following table:

	Three months ended		Six months ended
(In thousands)	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Commercial Products:
Tube Products	$201,885	$192,959	$348,317	$338,879
Fabricated Products	53,366	52,782	100,386	97,714
Other Products	29,294	32,704	57,028	61,512

Total Commercial Products	284,545	278,445	505,731	498,105
Wholesale Products
Plumbing Tube	75,107	94,217	129,779	147,483
Refrigeration Tube	23,499	29,237	34,344	41,837

Total Wholesale Products	98,606	123,454	164,123	189,320

Rod, bar, and other	—	16,085	—	28,871

Total	$383,151	$417,984	$669,854	$716,296

Also included in “Other Products” in Commercial Products above are our Metal Joining and Copper Alloy products lines, as individually each of those product lines represent less than 10% of our total sales for each year.

(15)	Pension Plans

Defined Contribution Plans

We have 401(k) plans covering substantially all of our U.S. employees. We recorded expense with respect to these plans of $1.2 million and $1.6 million for the three months ended July 1, 2007 and July 2, 2006, respectively. We recorded expense with respect to these plans of $2.1 million and $1.8 million for the six months ended July 1, 2007 and July 2, 2006, respectively. Contributions made under our defined contribution plans may include the following components: (i) a match, at our discretion, of employee salaries contributed to the plans; (ii) a contribution amount equal to 3% of an employee’s annual salary; (iii) a “gain share” component dependent upon us attaining certain financial performance targets; and (iv) a transition provision, providing for contributions for five years, based upon an employee’s age and years of service.

U.S. Qualified Retirement Plan

The following table summarizes the components of net periodic pension cost for the U.S. Qualified Retirement Plan:

	Three months ended		Six months ended
(In thousands)	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Service cost	$—	$(91)	$—	$1,005
Interest cost	2,333	(1,018)	4,666	11,284
Expected return on plan assets	(2,691)	1,162	(5,382)	(12,876)
Amortization of net actuarial loss	176	(116)	352	1,285

Net periodic pension cost/(benefit)	$(182)	$(63)	$(364)	$698

U.S. Nonqualified Retirement Plan

Effective February 28, 2006, our U.S. non-qualified retirement plan, the Supplemental Benefit Restoration Plan, was frozen.

The following table summarizes the components of net periodic pension cost for the Supplemental Benefit Restoration Plan for the three and six months ended July 1, 2007 and July 2, 2006 respectively:

	Three months ended		Six months ended
(In thousands)	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Service cost	$—	$3	$—	$6
Interest cost	16	15	32	33
Amortization of loss	1	1	1	1
FAS 88 settlement	—	23	—	51

Net periodic pension cost	$17	$42	$33	$91

Canadian Plans

On September 13, 2006, we announced the decision to close the Montreal, Quebec facility. On January 31, 2007, in connection with the closure, our two noncontributory defined benefit pension plans covering substantially all our employees at the Montreal, Quebec facility were terminated. In accordance with Statement of Financial Accounting Standards No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (“SFAS 88”), during 2006 we recorded $4.2 million in curtailment charges for the Canadian operational and salaried pension plans. It is expected that these plans will be settled in the third quarter of 2007 and we currently anticipate funding a total of approximately $3.2 million for the two plans, of which $1.5 million was contributed to the assets of the plans in the first quarter of 2007. On February 23, 2007 we purchased annuities for the two plans from plan assets. The result of this event will be reflected in the third quarter of 2007 when we will book the final settlement net of any remaining funding.

Prior to the termination of the Canadian operational and salary plans, disclosures were shown separately. As these plans were terminated on January 31, 2007 and as there is no expense for the six months ended July 1, 2007, we have combined them as shown below. The following table summarizes the components of net periodic pension cost for the Canadian pension plans for the three and six months ended July 2, 2006:

(In thousands)	Three months ended July 2, 2006	Six months ended July 2, 2006
Service cost	$230	$453
Interest cost	418	822
Expected return on plan assets	(474)	(932)
Amortization of prior service cost	37	73
Amortization of net actuarial loss	34	66

Net periodic pension cost	$245	$482

Postretirement Benefit Obligation

The following table summarizes the components of the net periodic costs for both U.S. and Canadian postretirement benefits for the three and six months ended July 1, 2007 and July 2, 2006 respectively:

	Three months ended		Six months ended
(In thousands)	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Service cost	$57	$130	$113	$258
Interest cost	213	287	420	569
Amortization of prior service cost	(12)	(12)	(24)	(25)
Amortization of deferred gain	(112)	(3)	(226)	(7)

Net periodic cost	$146	$402	$283	$795

(16)	Assets Held for Sale

At the end of the second quarter of 2007, we had assets held for sale associated with our Montreal, Quebec and Jackson, Tennessee facilities in the amount of $10.2 million.

(17)	Income Taxes

Effective January 1, 2007, we adopted FIN 48. FIN 48 dictates a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The cumulative effects of applying this interpretation have been recorded as a decrease of $3.2 million in current income taxes payable, and an increase of $3.2 million in other liabilities (which would have no material impact upon the table of contractual obligations provided in our Annual Report on Form 10-K/A for the year ended December 31, 2006).

In conjunction with the adoption of FIN 48, we have classified uncertain tax positions of $3.2 million as other non-current liabilities on the Condensed Consolidated Balance Sheets unless expected to be paid in one year. We do not expect that unrecognized tax benefits will significantly increase or decrease within the next 12 months. Penalties and tax-related interest expense are reported in other expense, net and interest and amortization expense, net, respectively, on the Condensed Consolidated Statements of Operations. As of July 1, 2007, no significant changes to these amounts have occurred since the adoption of FIN 48.

As of July 1, 2007, we were subject to examination in the U.S. federal tax jurisdiction and various states for the 2003-2006 tax years. We were also subject to examination in various foreign jurisdictions for the 2002-2006 tax years. We believe appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

We recorded tax expense in the second quarter of 2007 related to certain foreign jurisdictions where we reported income. In conjunction with our U.S. operations we recorded an income tax benefit and an offsetting deferred tax valuation allowance. In our Canadian operations, we recorded tax expense, however, since we have net operating loss carryforwards for which a valuation allowance was recorded, we reversed an equal amount of valuation allowance for no net tax expense. This resulted in income tax expense of $1.7 million for the second quarter of 2007, or an effective tax rate of 11.9%. For the second quarter of 2006, the income tax expense recorded was $2.5 million for an effective tax rate of 28.2%.

As of December 31, 2006, we had U.S. federal net operating loss carryforwards of $105.0 million, which expire at various times beginning in 2007 through 2026. These net operating loss carryforwards are subject to a valuation allowance due to the uncertain nature of the realization of the losses. In addition, Section 382 of the Internal Revenue Code imposes certain restrictions on the utilization of net operating loss carryforwards and other tax attributes after an ownership change, as defined in Section 382. On February 16, 2007 we had a Section 382 ownership change which will significantly limit the possible utilization of net operating loss carryforwards in the future. Accordingly, in the event we would otherwise be able to utilize the net operating loss carryforwards to offset taxable income generated in this or future tax years, we will be subject to an annual limitation of approximately $1.3 million of these net operating losses for U.S. federal and state income tax purposes.

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

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidating Statements of Operations

For the Three Months Ended July 1, 2007

(Unaudited)

(In thousands)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$262,907	$64,243	$95,411	$(39,410)	$383,151
Cost of goods sold	247,888	58,186	89,670	(39,410)	356,334

Gross profit	15,019	6,057	5,741	—	26,817
Selling, general and administrative expenses	6,575	813	956	—	8,344
Advisory fees and expenses	2,405	—	—	—	2,405
Restructuring and asset impairment charges	261	—	518	—	779

Income from operations	5,778	5,244	4,267	—	15,289
Other (income)/ expenses:
Interest and amortization expense, net	5,695	(2)	183	—	5,876
Loss on sale of receivables	—	—	810		810
Embedded derivative mark to market	(7,086)	—	—		(7,086)
Other (income)/expense, net	2,301	198	(1,242)	—	1,257
Equity in earnings/(loss) of subsidiaries	5,970	—	—	(5,970)	—

Income/(loss) before income taxes	10,838	5,048	4,516	(5,970)	14,432
Income tax provision /(benefit)	(1,878)	1,718	1,876	—	1,716

Net income/(loss)	12,716	3,330	2,640	(5,970)	12,716
Less accretion of convertible preferred stock to redemption value	1,255	—	—	—	1,255
Less preferred stock dividends	1,000	—	—	—	1,000

Net income/(loss) applicable to common shares	$10,461	$3,330	$2,640	$(5,970)	$10,461

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidating Statements of Operations

For the Three Months Ended July 2, 2006

(Unaudited)

(In thousands)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$257,248	$60,527	$131,826	$(31,617)	$417,984
Cost of goods sold	240,281	52,025	128,158	(31,617)	388,847

Gross profit	16,967	8,502	3,668	—	29,137
Selling, general and administrative expenses	7,678	689	1,397	—	9,764
Advisory fees and expenses	2,119	—	—	—	2,119

Operating income	7,170	7,813	2,271	—	17,254
Other expense/(income):
Interest and amortization expense, net	5,786	(1)	76	—	5,861
Loss on sale of receivables	—	—	1,441	—	1,441
Other (income)/expense, net	3,771	(3,132)	390	—	1,029
Equity in earnings of subsidiaries	5,530	—	—	(5,530)	—

Income/(loss) before income taxes	3,143	10,946	364	(5,530)	8,923
Income tax provision/(benefit)	(3,266)	3,720	2,060	—	2,514
Net income/(loss)	$6,409	$7,226	$(1,696)	$(5,530)	$6,409

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidating Statements of Operations

For the Six Months Ended July 1, 2007

(Unaudited)

(In thousands)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$442,931	$121,629	$168,368	$(63,074)	$669,854
Cost of goods sold	423,920	109,203	157,447	(63,074)	627,496

Gross profit	19,011	12,426	10,921	—	42,358
Selling, general and administrative expenses	12,207	1,594	1,984	—	15,785
Advisory fees and expenses	5,829	—	256	—	6,085
Restructuring and asset impairment charges	2,515	—	1,187	—	3,702

Income/(loss) from operations	(1,540)	10,832	7,494	—	16,786
Other (income)/ expenses:				—
Interest and amortization expense, net	11,421	(2)	374	—	11,793
Loss on sale of receivables	—	—	1,318	—	1,318
Embedded derivative mark to market	(11,177)	—	—	—	(11,177)
Other (income)/expense, net	2,828	392	(1,546)	—	1,674
Equity in earnings/(loss) of subsidiaries	11,503	—	—	(11,503)	—

Income/(loss) before income taxes	6,891	10,442	7,348	(11,503)	13,178
Income tax provision /(benefit)	(3,675)	3,552	2,735	—	2,612

Net income/(loss)	10,566	6,890	4,613	(11,503)	10,566
Less accretion of convertible preferred stock to redemption value	2,107	—	—	—	2,107
Less preferred stock dividends	11,118	—	—	—	11,118

Net income/(loss) applicable to common shares	$(2,659)	$6,890	$4,613	$(11,503)	$(2,659)

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidating Statements of Operations

For the Six Months Ended July 2, 2006

(Unaudited)

(In thousands)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$435,177	$111,586	$228,074	$(58,541)	$716,296
Cost of goods sold	412,199	97,250	225,369	(58,541)	676,277

Gross profit	22,978	14,336	2,705	—	40,019
Selling, general and administrative expenses	13,364	1,480	2,549	—	17,393
Advisory fees and expenses	2,072	(7)	41	—	2,106

Operating income/ (loss)	7,542	12,863	115	—	20,520
Other expense/(income):
Interest and amortization expense, net	11,534	(4)	2	—	11,532
Loss on sale of receivables	—	—	2,032	—	2,032
Other (income)/expense, net	5,145	(4,807)	971		1,309
Equity in earnings of subsidiaries	7,948	—	—	(7,948)	—

Income/ (loss) before income taxes	(1,189)	17,674	(2,890)	(7,948)	5,647
Income tax provision/ (benefit)	(5,481)	6,009	827	—	1,355

Net income/ (loss)	$4,292	$11,665	$(3,717)	$(7,948)	$4,292

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidating Balance Sheets

July 1, 2007

(Unaudited)

(In thousands)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$(1,936)	$—	$15,971	$—	$14,035
Restricted cash	2,477		620		3,097
Accounts receivable, net	8,588	54	105,051	—	113,693
Inventories	98,693	43,934	28,121	—	170,748
Prepaid expenses and other	9,385	2,099	9,913	—	21,397

Total current assets	117,207	46,087	159,676	—	322,970
Property, plant and equipment, net	78,241	23,141	29,077	—	130,459
Deferred charges, net	5,238	35	956	—	6,229
Deferred taxes, non-current	9,081	(9,081)	5,243	—	5,243
Goodwill	—	75,504	1,792	—	77,296
Assets held for resale	5,222	—	5,002	—	10,224
Notes receivable	—	—	797	—	797
Investments	4,639	—	45	—	4,684
Investments in subsidiaries	472,550	325	—	(472,875)	—

Total assets	$692,178	$136,011	$202,588	$(472,875)	$557,902

Liabilities, Convertible Preferred Stock, and Stockholders’ Equity
Current liabilities
Accounts payable	$45,178	$20,667	$20,196	$—	$86,041
Accrued liabilities	(12,205)	26,799	8,835	—	23,429
Derivative liability	6,954	—	—	—	6,954
Short-term borrowings	—	24	1,490	—	1,514
Deferred income taxes	—	—	123	—	123
Intercompany balances	239,849	(257,872)	18,023	—	—

Total current liabilities	279,776	(210,382)	48,667	—	118,061
Long-term debt	235,819	21	625	—	236,465
Pension liabilities	32,387	—	—	—	32,387
Postretirement benefit obligation	6,506	—	12,109	—	18,615
Accrued environmental remediation	707	—	11,727	—	12,434
Other liabilities	1,086	—	2,957	—	4,043

Total liabilities	556,281	(210,361)	76,085	—	422,005

Preferred stock	1,883	—	—		1,883
Stockholders’ equity	134,014	346,372	126,503	(472,875)	134,014

Total liabilities, convertible preferred stock, and stockholders’ equity	$692,178	$136,011	$202,588	$(472,875)	$557,902

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidating Balance Sheets

December 31, 2006

(In thousands)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$3,150	$—	$14,595	$—	$17,745
Restricted cash	4,320	—	1,668	—	5,988
Accounts receivable, net	8,426	338	53,765	—	62,529
Inventories	47,211	46,537	29,195	—	122,943
Prepaid expenses and other	9,472	1,381	564	—	11,417

Total current assets	72,579	48,256	99,787	—	220,622
Property, plant and equipment, net	81,119	24,346	27,794	—	133,259
Deferred charges, net	5,560	65	1,483	—	7,108
Deferred taxes, non-current	7,385	(7,385)	5,199	—	5,199
Goodwill	—	75,504	1,739	—	77,243
Assets held for resale	6,622	—	4,513	—	11,135
Notes receivable	—	—	764	—	764
Investments in subsidiaries	456,087	325	—	(456,412)	—

Total assets	$629,352	$141,111	$141,279	$(456,412)	$455,330

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$19,922	$4,064	$16,521	$—	$40,507
Accrued liabilities	(6,962)	22,825	7,622	—	23,485
Derivative Liabilities	3,507	—	—	—	3,507
Short-term borrowings	(63)	87	1,614	—	1,638
Deferred income taxes	(1,686)	1,696	870	—	880
Intercompany balances	251,944	(227,000)	(24,944)	—	—

Total current liabilities	266,662	(198,328)	1,683	—	70,017
Long-term debt	237,719	33	610	—	238,362
Pension liabilities	28,504	—	—	—	28,504
Postretirement benefit obligation	6,478	—	11,007	—	17,485
Accrued environmental remediation	813	—	10,973	—	11,786

Total liabilities	540,176	(198,295)	24,273	—	366,154

Stockholders’ equity	89,176	339,406	117,006	(456,412)	89,176

Total liabilities and stockholders’ equity	$629,352	$141,111	$141,279	$(456,412)	$455,330

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidating Statements of Cash Flows

For the Six Months Ended July 1, 2007

(Unaudited)

(In thousands)	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income /(loss)	$10,566	$6,890	$4,613	$(11,503)	$10,566
Depreciation and amortization	4,331	1,407	1,464	—	7,202
Restructuring /Non-recurring items	1,393	—	(80)	—	1,313
Change in embedded derivative	(11,177)	—	—	—	(11,177)
Other non-cash items	(5,633)	(13)	2,492	—	(3,154)
Changes in receivables sale facility	—	—	(3,882)	—	(3,882)
Equity/ (loss) in earnings of subsidiaries	(11,503)	—	—	11,503	—
Changes in operating assets and liabilities	(19,740)	22,830	(48,473)	—	(45,383)

Net cash (used for) provided by operating activities	(31,763)	31,114	(43,866)	—	(44,515)
Investing Activities
Additions to property, plant and equipment	(740)	(237)	(1,413)	—	(2,390)
Changes in restricted cash	1,843	—	1,048	—	2,891
Funds transferred to Rabbi Trust	(4,606)	—	—	—	(4,606)

Net cash (used for) provided by investing activities	(3,503)	(237)	(365)	—	(4,105)
Financing Activities
Issuance of Preferred stock	45,179	—	—	—	45,179
Financing fees and expenses paid	(189)	—	103	—	(86)
Dividends	(833)	—	—	—	(833)
Payments to revolving credit facilities and other debt	(2,129)	(74)	(132)	—	(2,335)
Borrowings from revolving credit facilities and other	190	—	—	—	190
Intercompany borrowings/(payments)	(9,958)	(30,803)	40,761	—	—

Net cash (used for) provided by financing activities	32,260	(30,877)	40,732	—	42,115
Effect of exchange rate on cash and cash equivalents	(2,080)	—	4,875	—	2,795

Net increase/(decrease) in cash and cash equivalents	(5,086)	—	1,376	—	(3,710)
Cash and equivalents at beginning of period	3,150	—	14,595	—	17,745

Cash and equivalents at end of period	$(1,936)	$—	$15,971	$—	$14,035

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidating Statements of Cash Flows

For the Six Months Ended July 2, 2006

(Unaudited)

(In thousands)	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income /(loss)	$4,292	$11,665	$(3,717)	$(7,948)	$4,292
Depreciation and amortization	4,937	1,564	2,113	—	8,614
Other non-cash items	(5,643)	1,918	36	—	(3,689)
Write down of assets	1,021	—	—	—	1,021
Equity in earnings of subsidiaries	(7,948)	—	—	7,948	—
Changes in receivables sale facility	—	—	56,794	—	56,794
Changes in operating assets and liabilities	28,107	(40,606)	(59,727)	—	(72,226)

Net cash provided by/(used for) operating activities	24,766	(25,459)	(4,501)	—	(5,194)
Investing Activities
Additions to property, plant and equipment	(974)	(222)	(1,388)	—	(2,584)
Changes in restricted cash	1,025	—	93	—	1,118
Disposals of property, plant and equipment	31	—	23	—	54

Net cash used for investing activities	82	(222)	(1,272)	—	(1,412)
Financing Activities
Issuance of common stock	63	—	—	—	63
Financing fees and expenses paid	(122)	—	(871)	—	(993)
Payments to revolving credit facilities and other debt	(239)	(12)	(104)	—	(355)
Borrowings from revolving credit facilities and other debt	107	131	784	—	1,022
Intercompany borrowings/ (payments)	(26,009)	25,562	447	—	—

Net cash provided by/(used for) financing activities	(26,200)	25,681	256	—	(263)
Effect of exchange rate on cash and cash equivalents	1,577	—	586	—	2,163

Net increase/ (decrease) in cash and cash equivalents	225	—	(4,931)	—	(4,706)
Cash and cash equivalents at beginning of period	96	—	20,597	—	20,693

Cash and cash equivalents at end of period	$321	$—	$15,666	$—	$15,987

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

These forward-looking statements are subject to various risks and uncertainties which could cause actual results to differ materially from those stated or implied by such forward-looking statements. We undertake no obligation to publicly release any revision of any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof, or to reflect the occurrence of unanticipated events. Information concerning risk factors is contained under Item 1A “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2006, as well as in the section entitled “Risk Factors” in Part II, Item 1A of this report. You should carefully consider all of the risks and all other information contained in or incorporated by reference in this report and in our filings with the SEC. These risks are not the only ones we face. Additional risks and uncertainties not presently known to us, or which we currently consider immaterial, also may adversely affect us. If any of these risks actually occur, our business, financial condition and results of operations could be materially and adversely affected.

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

Recapitalization Plan

On February 1, 2007 we announced our entry into a recapitalization plan to strengthen our balance sheet, reduce financing costs and enhance our overall capital structure. This recapitalization plan will ultimately provide at least $75 million, and could provide up to approximately $134 million, of equity proceeds to Wolverine. We completed the first phase of this recapitalization plan, a private placement of 50,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”), for $50 million, to The Alpine Group, Inc. (“Alpine”) and a fund managed by Plainfield Asset Management LLC (“Plainfield”) on February 16, 2007. See Note 5, Recapitalization Plan, of the Notes to the Unaudited Condensed Consolidated Financial Statements for further details. Under our recapitalization plan, we also plan to raise up to an additional $51.1 million in cash proceeds from a common stock rights offering. If proceeds from the rights offering are less than $25 million, Alpine and Plainfield will be obligated under a standby commitment to purchase up to an additional 25,000 shares of Preferred Stock, for an amount equal to $25 million minus the gross proceeds from the rights offering. Depending on the level of participation in the rights offering, Alpine and Plainfield also have an option to purchase additional shares of Preferred Stock to maintain a 55% ownership interest. This written option has been recorded as a current liability based on its estimated value at the time of its issuance. This derivative liability was marked to market in the Condensed Consolidated Statement of Operations through July 1, 2007. In addition, the fair value of the option feature for Preferred Stock for which there were insufficient authorized shares of common stock had been bifurcated from the preferred stock balance and recorded as a current liability. On May 24, 2007, at the Annual Meeting of Stockholders, the stockholders voted to increase the authorized shares of common stock to 180 million. As a result, after recording an additional $3.7 million in pre-tax income during the second quarter to mark to market the conversion option to $26.7 million as of May 24, 2007, this liability was reclassified to equity. In accordance with an agreement with Alpine and Plainfield we filed a registration statement (which has not yet become effective) to register the resale of the Preferred Stock and the common stock into which the Preferred Stock is convertible.

In addition, pursuant to our agreement with Alpine and Plainfield, we have agreed to initiate an exchange offer to issue senior notes similar to our existing 10.5% Senior Notes due 2009, but with less restrictive covenants, in exchange for our 7.375% Senior Notes due 2008, and to seek consents to remove substantially all of the restrictive covenants contained in the 7.375% Senior Note indenture. We are currently discussing with a number of financial institutions various alternatives to this exchange offer and consent solicitation, including the possibility of a global refinancing transaction with respect to our 10.5% and 7.375% Senior Notes, our secured revolving credit facility and our receivables sale facility, which would close following the rights offering.

In connection with the proposed rights offering, exchange offer and resale transactions described in this section, Wolverine has filed or will file with the SEC registration statements, and amendments thereto, each of which includes or will include a prospectus related to the applicable transaction. The discussion in this section does not constitute an offer of any securities for sale; no securities may be sold nor may offers to buy be accepted prior to the time the relevant registration statement (containing the applicable prospectus) becomes effective. Investors and security holders are urged to read the relevant prospectus regarding the applicable proposed transaction when it becomes available because it will contain important information. You may obtain a free copy of the relevant registration statement and prospectus (when available) and other related documents filed by Wolverine with the SEC at the SEC’s website at www.sec.gov. The relevant registration statement and prospectus (when available) and the other documents may also be obtained for free by accessing Wolverine’s website at www.wlv.com under the “Investor Relations” link and then under the heading “SEC Filings.”

Results of Operations

The following discussion summarizes the significant factors affecting the consolidated operating results of the Company for the three and six month periods ended July 1, 2007 and July 2, 2006. This discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes to the Unaudited Condensed Consolidated Financial Statements contained in Item 1 above, and the Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K/A for the year ended December 31, 2006.

Executive Summary

Net sales for the second quarter of 2007 were $383.2 million, an 8.3 percent decrease from the $418.0 million in the second quarter of 2006. The comparative decline reflects the discontinuance of rod and bar product sales in 2007, an industry wide reduction in demand for residential air conditioning and plumbing products, and lower demand for refrigeration tube, partially offset by stronger demand for technical and fabricated tube products. The average COMEX copper price was $3.46 per pound for the second quarter of 2007 as compared with $3.37 per pound in the second quarter of 2006. The reduction in volume was offset in part by higher selling prices and a richer mix of products with fabrication revenue (sales excluding the selling price of metal) averaging $1.21 in the second quarter of 2007 versus $1.14 in the same period of 2006.

Operating income for the second quarter of 2007 was $15.3 million as compared with $17.3 million in the second quarter of 2006. Our second quarter results reflect softness in residential air conditioning demand, stable manufacturing costs, and improved margins and pricing in several product categories.

Net income for the current quarter was $12.7 million as compared with net income of $6.4 million for the comparative quarter in 2006. Net income applicable to common shares for the second quarter was $10.5 million, or $0.17 per common share on a fully diluted basis, as compared with net income of $6.4 million, or $0.42 per common share on a fully diluted basis, for the comparative quarter in 2006. Net income applicable to common shares for the second quarter of 2007 reflects reductions of $1.0 million for Preferred Stock dividends and $1.3 million in accretion allocations related to our convertible Preferred Stock. Net income for the quarter also includes $7.1 million of non-cash income related to the mark to market adjustments for the embedded derivatives associated with recording the Preferred Stock Purchase Agreement (See Notes 1 and 5 to the Unaudited Condensed Consolidated Financial Statements).

Copper prices continue to place significant demands on our working capital requirements, impacting accounts receivable and inventory. In 2006, we implemented plans which lowered the total amount of accounts receivable by reducing the payment terms for certain commercial accounts. During 2007 we are gradually returning to normal payment terms with our customers. As of the second quarter of 2007, we improved days sales outstanding over the same period in 2006 by three days. Compared to last year, inventories have been reduced by approximately $11.4 million, or 6.3%, largely related to the closure of our Montreal, Quebec and Jackson, Tennessee facilities, offset partly by the increases in strategic sourcing of products. Inventory turns at the end of the second quarter of 2007 were 12.5 times per year which helped to offset the impact of higher copper prices.

Strategically, our objective is to focus our Company on higher value added products and services within a deleveraged capital structure. In connection with executing our recapitalization plan, we continue to evaluate alternatives regarding our strategic planning process and various options regarding the restructuring of our balance sheet. In particular, we continue to review opportunities to streamline operations and reduce the organization’s overall cost structure and debt levels.

For the Three Months Ended July 1, 2007 Compared with the Three Months Ended July 2, 2006

Pounds shipped were as follows:

Pounds Shipped

For the Three Months Ended

(In thousands, except for percentages)	July 1, 2007	July 2, 2006	Increase (Decrease)	% Increase (Decrease)
Commercial products	63,182	68,453	(5,271)	(7.7)
Wholesale products	21,836	28,480	(6,644)	(23.3)
Rod, bar and other products	—	4,981	(4,981)	NM

Total	85,018	101,914	(16,896)	(16.6)

NM - Not Meaningful

Total shipments of 85.0 million pounds in the second quarter of 2007 decreased 16.6 percent from the same period in last year, due in part to the closure of the Montreal and Jackson facilities and the discontinuance of rod and bar products.

Shipments of commercial products were 63.2 million pounds, a 7.7 percent decrease from the second quarter of 2006. The decrease in commercial shipments is attributable to the year over year reduction in demand of the residential air conditioning industry which impacted purchases of industrial tube, fabricated products and metal joining products. In 2006, there was a higher demand for industrial tube, fabricated products, and metal joining products driven by the change to 13 SEER residential air conditioning units manufactured by HVAC companies. Technical tube shipments were 2.3 percent higher than the same period in 2006 reflecting growth in global commercial construction and replacement of large commercial air conditioning equipment.

Shipments of wholesale products totaled 21.8 million pounds, as compared to last year’s second quarter of 28.5 million pounds, a 23.3 percent reduction. These lower shipments reflect a slowing of demand related to residential construction. Additionally, the substitution of plastics or other alternative products in residential construction has reduced demand for copper tubing. We believe that the industry shift to non-copper plumbing products in residential applications is substantially completed. Commercial construction continues to utilize copper products due to various building codes and applications requiring its use.

Shipments of rod, bar and other products totaled 5.0 million pounds in the second quarter of 2006. Rod and bar products were eliminated from our product line with the closing of the Montreal facility in late 2006.

Net sales by business segment were as follows:

Net Sales

For the Three Months Ended

(In thousands, except for percentages)	July 1, 2007	July 2, 2006	Increase (Decrease)	% Increase (Decrease)
Commercial products	$284,545	$278,445	$6,100	2.2
Wholesale products	98,606	123,454	(24,848)	(20.1)
Rod, bar and other products	—	16,085	(16,085)	NM

Total	$383,151	$417,984	$(34,833)	(8.3)

NM - Not Meaningful

Overall, net sales for the second quarter of 2007 were $383.2 million, an 8.3 percent decrease from the $418.0 million in the second quarter of 2006. The comparative decline reflects the 16.6 percent reduction in pounds shipped, partially offset by increased copper prices, and improvement in fabrication revenues to $1.21 per pound in the second quarter of 2007 as compared to $1.14 per pound in the second quarter of 2006. The average COMEX copper price increased to $3.46 per pound as compared with $3.37 per pound in the second quarter of 2006.

Net sales in commercial products increased by 2.2 percent to $284.5 million. The increase in copper prices discussed above, which is a direct pass through to our commercial products customers, along with the increase in fabrication revenue to $1.23 per pound versus $1.20 per pound in the second quarter of 2006, offset the volume decrease in pounds shipped. On a per unit basis, commercial products net sales were $4.40 per pound compared to $3.99 per pound in the prior year.

Net sales in wholesale products of $98.6 million were 20.1 percent lower as compared with the prior year’s second quarter of $123.5 million. On a per unit basis, net sales for wholesale products were $4.52 per pound as compared with $4.34 per pound in the second quarter of 2006, reflecting increased copper prices and fabrication revenue, which increased to $1.09 in the second quarter of 2007 as compared to $1.05 in the same period of the previous year.

As mentioned previously, with the closure of our Montreal plant we no longer participate in the rod, bar and other products market. Net sales from our distribution business in The Netherlands have been reclassified and included in the commercial products segment above.

Gross profit/(loss) by business segment was as follows:

Gross Profit/(Loss)

For the Three Months Ended

(In thousands, except for percentages)	July 1, 2007	July 2, 2006	Increase (Decrease)	% Increase (Decrease)
Commercial products	$15,066	$8,582	$6,484	75.6
Wholesale products	11,751	22,286	(10,535)	(47.3)
Rod, bar and other products	—	(1,731)	1,731	NM

Total	$26,817	$29,137	$(2,320)	(8.0)

NM - Not Meaningful

Overall, gross profit in the second quarter of 2007 decreased to $26.8 million as compared with $29.1 million in the second quarter of 2006. The decrease in gross profit mainly reflects the impact of lower volumes partially offset by increased selling prices. Unit manufacturing cost for the quarter was $0.87 per pound, the same as compared to the second quarter of 2006. Unit manufacturing costs were negatively impacted by the under-absorption of fixed costs due to lower volumes produced.

Gross profit for commercial products of $15.1 million for the second quarter of 2007 is $6.5 million, or 75.6%, greater than the comparable period in 2006. This segment benefited from higher fabrication revenue as mentioned above and lower unit manufacturing costs, which were $0.06 lower than the prior year due to improvements in efficiency, productivity and the effects of our lean manufacturing initiatives.

Gross profit for wholesale products of $11.8 million was $10.5 million, or 47.3 percent, lower than $22.2 million in the same period last year. While fabrication revenues were $0.04 per pound greater in the second quarter than in the previous year, the significant reduction in volume year over year precluded our ability to absorb fixed cost into inventory. Further, the cost to acquire metal in the second quarter of 2007 versus the comparable quarter was greater.

Selling, general and administrative expenses were $8.3 million in the second quarter of 2007 as compared with $9.8 million in the same quarter last year. A decrease in annual performance incentive expense in the second quarter was the primary reason for the change.

Advisory fees and severance expenses in the second quarter of 2007 were $2.4 million as compared with $2.1 million in the second quarter of 2006, and included $1.9 million of executive compensation and severance related to the change in control effective with the completion of the initial phase of the recapitalization plan on February 16, 2007. We utilized the services of certain financial, legal and business advisors to consult on issues including strategic planning and the restructuring of our balance sheet in the second quarter of 2006. For the second quarter of 2007, we recorded $0.5 million related to advisory and other activities.

Net interest and amortization expenses were $5.9 million in the second quarter of 2007, as compared with $5.9 million for the same period in 2006. The interest expense reflects the costs of utilization of our liquidity facilities, interest on our Senior Notes to include the termination fee of the interest rate swap which is being amortized over the life of the applicable notes. Interest expense, net was $5.3 million in the second quarter of 2007 and in the second quarter of 2006.

Loss on the sale of receivables associated with our receivables sale facility for the second quarter of 2007 was $0.8 million as compared with $1.4 million in the second quarter of 2006. The major reason for the decline is associated with reducing our sales of receivables following receipt of proceeds from the sale of Preferred Stock earlier in 2007.

For the second quarter of 2007 we recorded pre-tax non-cash income of $7.1 million, as a result of marking to market various embedded derivatives associated with the sale of the Preferred Stock on February 16, 2007.

Other expense was $1.3 million for the second quarter of 2007 as compared with $1.0 million for the same period in 2006. The expense in the second quarter of 2007 is primarily related to the foreign currency impact of the weakened U.S. dollar against the euro and Canadian dollar.

We recorded tax expense in the second quarter of 2007 related to certain foreign jurisdictions where we reported income. In connection with our U.S. operations we recorded an income tax benefit and an offsetting deferred tax valuation allowance. In our Canadian operations, we recorded tax expense; however, since we have net operating loss carryforwards for which a valuation allowance was recorded, we reversed an equal amount of valuation allowance for no net tax expense. This resulted in income tax expense of $1.7 million for the second quarter of 2007, for an effective tax rate of 11.9%. For the second quarter of 2006, the income tax expense recorded was $2.5 million, for an effective tax rate of 28.2%.

For the Six Months Ended July 1, 2007 Compared with the Six Months Ended July 2, 2006

Pounds shipped were as follows:

Pounds Shipped

For the Six Months Ended

(In thousands, except for percentages)	July 1, 2007	July 2, 2006	Increase (Decrease)	% Increase (Decrease)
Commercial products	113,737	133,233	(19,496)	(14.6)
Wholesale products	40,672	51,263	(10,591)	(20.7)
Rod, bar and other products	—	9,622	(9,622)	NM

Total	154,409	194,118	(39,709)	(20.5)

NM - Not Meaningful

Total shipments of 154.4 million pounds in the first half of 2007 decreased 20.5 percent from the same period last year, due in part to the closure of the Montreal and Jackson facilities and the discontinuance of rod and bar products.

Shipments of commercial products were 113.7 million pounds, a 14.6 percent decrease from the first half of 2006. The decrease in commercial shipments is attributable to the slower start to the air conditioning season this year and decreased demand in the residential air conditioning industry which impacted demand for industrial tube, fabricated products and metal joining products. In 2006, there was a higher demand for industrial tube, fabricated products, and metal joining products driven by the change to 13 SEER residential air conditioning units manufactured by HVAC companies. Technical tube shipments were 2.4 percent higher than the same period in 2006, reflecting growth in shipments of all products in this segment.

Shipments of wholesale products totaled 40.7 million pounds for the first half of 2007 as compared to last year’s 51.3 million pounds, a 20.7 percent reduction. These lower shipments reflect a slowing in demand related to residential construction. Additionally, the substitution of plastics or other alternative products in residential construction has reduced demand for copper tubing. We believe that the industry shift to non-copper plumbing products in residential applications is substantially completed. Commercial construction continues to utilize copper products due to various building codes and applications requiring its use.

Shipments of rod, bar and other products totaled 9.6 million pounds in the first half of 2006. Rod and bar products were eliminated from our product line with the closing of the Montreal plant in late 2006.

The net sales by business segment were as follows:

Net Sales

For the Six Months Ended

(In thousands, except for percentages)	July 1, 2007	July 2, 2006	Increase (Decrease)	% Increase (Decrease)
Commercial products	$505,731	$498,105	$7,626	1.5
Wholesale products	164,123	189,320	(25,197)	(13.3)
Rod, bar and other products	—	28,871	(28,871)	NM

Total	$669,854	$716,296	$(46,442)	(6.5)

NM - Not Meaningful

Overall, net sales for the first half of 2007 were $669.9 million, a 6.5 percent decrease from the $716.3 million in the first half of 2006. The comparative decline reflects the 20.5% reduction in pounds shipped, partially offset by increased copper prices and improvement of fabrication revenues to $1.21 for the first half of 2007 as compared with $1.10 per pound for the first half of 2006. The average COMEX copper price increased to $3.08 per pound as compared with $2.81 per pound in the first half of 2006.

Net sales in commercial products increased 1.5 percent to $505.7 million. The increase in average copper prices from $2.81 for the first half of 2006 to $3.08 for the same period in 2007, which is a direct pass through to our commercial products customers, along with the increase in fabrication revenue from $1.08 per pound for the first half of 2006 to $1.28 per pound for the same period in 2007, offset the drop in net sales relative to the decrease in pounds shipped. On a per unit basis, commercial products net sales were $4.33 per pound compared to $3.74 per pound in the prior year.

Net sales in wholesale products of $164.1 million fell 13.3 percent as compared with the prior year’s first half of $189.3 million, mostly related to decreased volumes. On a per unit basis, net sales for wholesale products were $4.04 per pound as compared with $3.69 per pound in the first half of 2006, reflecting increased copper prices as noted above and a decline in unit fabrication revenues from $0.87 per pound for the first half of 2006 to $0.94 for the same period in 2007.

As mentioned previously, with the closure of our Montreal facility, we no longer participate in the rod, bar and other products market. Net sales from our distribution business in The Netherlands have been reclassified and included in the Commercial Products segment above.

Gross profit (loss) by business segment was as follows:

Gross Profit/(Loss)

For the Six Months Ended

(In thousands, except for percentages)	July 1, 2007	July 2, 2006	Increase (Decrease)	% Increase (Decrease)
Commercial products	$26,781	$17,745	$9,036	50.9
Wholesale products	15,577	24,454	(8,877)	(36.3)
Rod, bar and other products	—	(2,180)	2,180	NM

Total	$42,358	$40,019	$2,339	5.8

NM - Not Meaningful

Gross profit in the first half of 2007 increased to $42.4 million as compared with $40.0 million in the first half of 2006. The increase in gross profit reflects a richer mix of products sold and better pricing, partially offset by the impact of lower volume.

Unit manufacturing cost for the first half of 2007 was $0.89 per pound, the same as in the first half of 2006. Unit manufacturing costs were negatively impacted by the under-absorption of fixed costs due to lower volumes produced.

Selling, general and administrative expenses were $15.8 million in the first half of 2007 as compared with $17.4 million in the same period last year. The improvement was attributed to reduced total compensation and annual performance incentives.

Advisory fees and severance expenses in the first half of 2007 were $6.1 million and included $5.1 million of executive compensation and severance expenses related to the change in control effective with the completion of the initial phase of the recapitalization plan on February 16, 2007. We continued to utilize the services of certain financial, legal and business advisors to consult on issues including strategic planning and the restructuring of our balance sheet in the first half of 2007. During the first half of 2007, we recorded $1.0 million related to advisory and other activities.

Net interest and amortization expenses were $11.8 million in the first half of 2007, as compared with $11.5 million for the same period in 2006. Interest expense reflects the costs of utilization of our secured revolving credit facility and interest on our Senior Notes.

Loss on the sale of receivables associated with our asset securitization program for the first half of 2007 was $1.3 million as compared with $2.0 million in the first half of 2006. The major reason for the decline is associated with reduced sales of receivables following receipt of proceeds from the sale of Preferred Stock in February 2007.

For the second half of 2007 we recorded pre-tax, non-cash income of $11.2 million, as a result of marking to market various embedded derivatives associated with the sale of the Preferred Stock on February 16, 2007.

Other expense, net, includes $1.7 million for the first half of 2007 as compared with $1.3 million in the first half of 2006. The expense in the first half of 2007 primarily reflects the foreign currency impact of the weakened U.S. dollar against the euro and Canadian dollar.

We recorded tax expense in the second half of 2007 in certain foreign jurisdictions where we reported income. In our U.S. operations we recorded an income tax benefit and an offsetting deferred tax valuation allowance. In our Canadian operations, we recorded tax expense; however, since we have net operating loss carryforwards for which a valuation allowance was recorded, we reversed an equal amount of valuation allowance for no net tax expense. This resulted in income tax expense of $2.6 million for the second half of 2007, or an effective tax rate of 19.8%. For the second half of 2006, the income tax expense recorded was $1.4 million for an effective tax rate of 24.0%.

On July 13, 2006, the Financial Accounting Standards Board issued Interpretation No 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), clarifying the way companies account for uncertainty in income taxes. Effective January 1, 2007, we adopted FIN 48. This interpretation dictates a more likely than not threshold for financial statement recognition and measurement of a tax positions taken or expected to be taken in a tax return. See Note 17, Income Taxes, to the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion of the impact of implementation.

Restructuring and Other Charges

On September 13, 2006, we announced our decision to close two of our manufacturing facilities, one located in Jackson, Tennessee and the other located in Montreal, Quebec, and to relocate our U.S. wholesale distribution facility to the Decatur, Alabama facility. Our decision was based on the unsatisfactory financial performance and business outlook for the facilities and the expected continuation of such financial performance. Our Jackson, Tennessee facility produced enhanced surface welded tube which was transitioned to outsourced tube from our Strategic Sourcing program with little expected loss of business as a result of the decision to close this facility. The Montreal, Quebec facility produced commercial products, rod and bar products and some wholesale products for the Canadian and U.S. markets. A substantial portion of the commercial and wholesale products were transferred to our London, Ontario and Decatur, Alabama facilities.

We recognized charges during the three and six months ended July 1, 2007 before tax totaling $0.8 million (all cash) and $3.7 million (of which $2.4 million was cash), respectively. The two facilities that were closed employed approximately 400 persons at the time of announcement.

At the end of the second quarter of 2007 we had reserves of $1.8 million outstanding related to restructuring activities as compared with $86 thousand for the same period in 2006. See Note 13, Restructuring and Impairment Charges, to the Notes to Unaudited Condensed Consolidated Financial Statements for further details.

Liquidity and Capital Resources

The following table sets forth selected information concerning our financial condition:

(In thousands except current ratio)	July 1, 2007 (unaudited)	December 31, 2006	July 2, 2006 (unaudited)
Cash and cash equivalents	$14,035	$17,745	$15,987
Working capital	204,909	150,605	185,777
Total debt	237,979	240,000	235,591
Current ratio	2.74	3.15	2.32

Overview and Outlook

For the first six months of 2007 we had a net decrease in cash and cash equivalents of $3.7 million as compared with a decrease of $4.7 million for the same period last year. Our business has not yet generated sufficient unrestricted cash flow from operations to satisfy all of our working capital needs, interest payment obligations, capital expenditures and other cash requirements. Our normal working capital requirements typically increase during the first half of our fiscal year. The significant rise in copper and other metal prices have required us to continue to utilize our liquidity facilities in the first half of 2007 to supplement our operating cash.

As a result of the use of proceeds from the initial sale of $50 million of Preferred Stock pursuant to our recapitalization plan described in “— Recapitalization Plan ,” above, we had availability of $42.0 million under the receivables sale facility and $11.7 million in borrowing availability under our secured revolving credit facility as of July 1, 2007. In addition, during the first quarter of 2007, we entered into a new silver consignment facility. We entered into certain amendments to the silver consignment facility in the second quarter of 2007, including an amendment to increase the aggregate value of consigned silver we may request within the overall $25 million facility limit from 85 percent to 90 percent of the aggregate undrawn face amount of letters of credit required to be provided to the facility provider. We delivered to the facility provider letters of credit in an aggregate face amount of $16.5 million which following the June 29, 2007 Amendment will allow us to request up to an aggregate of $14.9 million in consigned silver under the facility. Finally, effective in the second quarter of 2007, we amended the secured revolving credit facility to revise the definition of “Consolidated EBITDA” to increase the amount of certain restructuring charges permitted to be included therein for purposes of our compliance with the minimum consolidated EBITDA covenants contained in the secured revolving credit facility and the receivables sale facility.

We believe that the availability under these facilities, combined with unrestricted cash on hand in North America and the capital infusions we have received and plan to receive in connection with the execution of our recapitalization plan, should provide the liquidity required in 2007 to support our operations and continue our strategic initiatives.

See the discussion of risks related to our liquidity under Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K/A for the year ended December 31, 2006.

Sources of Liquidity

Our principal sources of liquidity in the first half of 2007 were cash and cash equivalents, amounts available under our liquidity facilities and cash proceeds from the sale of equity in connection with our recapitalization plan outlined in “ —Recapitalization Plan ,” above. We believe funds generated from these sources will be adequate to finance anticipated business plans and strategic initiatives for the remainder of the year.

Cash and cash equivalents. In the first six months of 2007, cash and cash equivalents decreased by $3.7 million. Cash and cash equivalents as of July 1, 2007 and December 31, 2006 were $14.0 million and $17.7 million, respectively, of which approximately $13.2 million and $12.8 million, respectively, were held by subsidiaries located outside the U.S.

Our liquidity is affected by restricted cash balances which are not available for general corporate use, totaling $3.1 million at July 1, 2007 and $6.0 million at December 31, 2006. At July 1, 2007 restricted cash included $2.5 million in margin deposits related to our metal and gas hedging programs, $0.6 million as collateral to secure our travel and purchase credit card programs and $5 thousand to secure a letter of credit for the Canadian Customs Bureau. At December 31, 2006, restricted cash included $3.6 million related to deposits for margin calls on our metal and natural gas hedge programs, $0.8 million as collateral to secure our travel and purchase credit card programs, and $0.7 million to secure a letter of credit for a loan made by the Portuguese government. Also included were $0.4 million as a deposit for the Monterrey, Mexico facility lease and $0.3 million in escrow related to the sale of our former Roxboro, N.C. facility, (which were reclassified in 2007 on the Condensed Consolidated Balance Sheet from restricted cash to deferred charges, net), and $0.2 to secure a letter of credit for the Canadian Customs Bureau.

Amounts available under liquidity facilities. Our receivables sale facility and secured revolving credit facility, as well as a credit facility in The Netherlands, are available for working capital needs. Our ability to access these liquidity facilities depends on the amount of available borrowing base or eligible receivables, less any required reserves or holdbacks, and is subject to our compliance with the terms and conditions of the facility agreements, including financial covenants. After giving effect to the amendment to the secured revolving credit facility described above, at July 1, 2007, we were in compliance with all such covenants. In the event we were to default on any of our other debt, it may constitute a default under our liquidity facilities as well.

We had no borrowings under our secured revolving credit facility at July 1, 2007, and approximately $23.3 million of standby letters of credit outstanding. After taking into account an additional $3.2 million of reserves and other holdbacks, we had $11.7 million in additional borrowing availability under our secured revolving credit facility as of that date. Based upon a servicing report as of July 1, 2007, the value of receivables eligible to be purchased totaled approximately $82.0 million. We had $40.0 million outstanding under the facility at July 1, 2007, leaving approximately $42.0 million in availability as of this date.

Proceeds from the sale of Preferred Stock. As noted above, during the first quarter of 2007 we received $50 million in cash under the recapitalization plan.

Uses of Liquidity

Our principal uses of liquidity in the first half of 2007 were funding net cash used for operations, working capital needs, capital expenditures, payments related to our outstanding debt, Preferred Stock dividends, funding of pension obligations and funding of the Rabbi Trust for severance and other payments required under various change of control agreements.

Net cash used for operations. Net cash used for operating activities in the six months of 2007 was $44.5 million. Net cash used for operating activities in the six months of 2006 was $5.2 million. The increase in net cash used by operations in 2007 versus 2006 is primarily the result of funds used to support the impact on working capital from copper prices plus the decrease in the use of receivables sale facility.

Working capital needs. Working capital on July 1, 2007 increased $19.1 million from $185.8 million on July 2, 2006 to $204.9 million. A year over year reduction of $35.8 million in the utilization of the receivables sale facility and shorter terms required by our major metal suppliers, both of which increased working capital, were partially offset by an improvement of 3 days of sales outstanding and a reduction of 1.6 million pounds of inventory. Due to the normal seasonality of our business, we have historically required higher levels of working capital during the first half of the year.

Capital expenditures. In the first half of 2007, capital expenditures totaled $2.4 million versus $2.6 million for the same period in 2006. Capital expenditures include asset replacement, environmental and safety compliance, cost reduction and productivity improvement items. Projected capital expenditures for 2007 are $7.0 million.

Payments related to our outstanding debt and other financing facilities. In the first six months of 2007, we made interest and other fee cash payments on our senior notes, liquidity facilities and other debt totaling $11.9 million, versus payments of $11.9 million during the same period in 2006. A decrease in the utilization of our receivables sale facility in 2007 as compared with the amount utilized in 2006 lowered our loss on the sale of receivables to $1.3 million from $2.0 million for the six month period in 2006.

On August 25, 2006 we terminated the interest rate swap on our 7.375% Senior Notes and paid Wachovia $1.8 million representing the interest accrued through the date of termination in August and the termination fee. We are amortizing the termination fee over the remaining term of the underlying Senior Notes.

Preferred Stock dividends. During the second quarter of 2007 we paid $0.8 million in Preferred Stock dividends.

Funding of pension obligations. In the first half of 2007 we made contributions of $1.5 million to our Canadian defined benefit pension plans. This contribution brought the pension funds to the required 99.0 percent solvency rate and enabled the fund to purchase annuities for employees at the termination date. In the six months ended July 1, 2007 we made no contributions to our U.S. qualified defined benefit pension plan. See Note 15, Pension Expense, to the Notes to Unaudited Condensed Consolidated Financial Statements for further details. In the first six months of 2006 we made contributions of $0.5 million to the US plans and $1.7 million to the Canadian plans.

Funding of the Rabbi Trust for severance and other payments. During the first and second quarters, respectively, we funded $2.9 million and $1.7 million for certain employees affected by the change in control.

Off-Balance Sheet Arrangements

During the second quarter, there were no material changes to the information regarding the off-balance sheet arrangements disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2006 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements.”

Other than the receivables sale facility, we had no other off-balance sheet arrangements as of July 1, 2007 that either have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity Facilities

As described in Notes 10 and 11 of the Notes to Consolidated Financial Statements contained in our 2006 Form 10-K/A, our financing arrangements consist of (i) our 7.375% Senior Notes due 2008 and our 10.5% Senior Notes due 2009, of which $136.7 million and $99.1 million, respectively, were outstanding as of July 1, 2007; (ii) our liquidity facilities described below; and (iii) certain other credit arrangements with respect to our non-U.S. operations. The agreements governing our liquidity facilities, and the indentures governing our Senior Notes, contain cross default provisions. After giving effect to the secured revolving credit facility amendment described in Note 8 to the Unaudited Condensed Consolidated Financial Statements, as of July 1, 2007, we were in compliance with the covenants contained in the agreements governing our liquidity facilities and in the indentures governing our Senior Notes.

During the second quarter of 2007, our liquidity facilities consisted of a receivables sale facility of up to $90 million and a secured revolving credit facility of up to $35 million. In addition, we have a silver consignment facility under which we may request consignments of silver with an aggregate value of up to the lesser of $25 million or 90% (previously 85%) of the aggregate undrawn face amount of the letters of credit required to be provided to the facility provider. We view our receivables sale facility and our secured revolving credit facility as sources of available liquidity. We view our silver consignment facility as a source of indirect liquidity because it allows us to reduce the amount of working capital necessary to fund our silver raw material requirements.

The terms of each of these liquidity facilities, as amended through the first quarter of 2007, are described in Notes 10 and 11 of the Notes to Consolidated Financial Statements contained in our 2006 Form 10-K/A, as updated by the disclosure in Note 8 to the Unaudited Condensed Consolidated Financial Statements contained in our Form 10-Q for the quarter ended April 1, 2007. In addition, we entered into amendments to the secured revolving credit facility and silver consignment facility in the second quarter. These amendments, as well as amounts available and outstanding under the liquidity facilities as of July 1, 2007, are described in Notes 8 and 9 to the Unaudited Condensed Consolidated Financial Statements, above.

Environmental Matters

We are subject to extensive environmental regulations imposed by local, state, federal and provincial authorities in the U.S., Canada, China, Portugal and Mexico with respect to air emission, discharges to waterways, and the generation, handling, storage, transportation, treatment and disposal of waste material, and we have received various communications from regulatory authorities concerning environmental matters. We have accrued undiscounted estimated environmental remediation costs related to our operating facilities of $12.4 million as of July 1, 2007, consisting of primarily $11.7 million for our closed Montreal facility. Based upon information currently available, we believe that the ultimate remediation costs for these matters are not reasonably likely to have a material effect on our business, financial condition or results of operations. However, actual costs related to these environmental matters could differ materially from the amounts we estimated and have accrued at July 1, 2007, and could result in additional exposure if these environmental matters are not resolved as anticipated.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in commodity prices, foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. In the ordinary course of business, we enter into various types of transactions involving financial instruments to manage and reduce the impact of changes in commodity prices, foreign currency exchange rates and interest rates per the Wolverine Tube, Inc. Derivative Management Policy, which outlines our policy regarding the types of derivatives permitted, the purpose of entering such derivatives, operating and trading limitations and approvals necessary for entering into them. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Commodity Price Risks

The price our customers pay for a product includes a metal charge that represents, in some cases, the market value of the copper used in that product as of the date we ship the product to the customer. Effective September 1, 2005, we began charging certain customers the previous monthly average COMEX price for metal. This pricing model is expected to serve as a natural hedge against changes in the commodity price of copper, and allows us to better match the cost of copper with the selling price to our customers. However, as an accommodation to our customers, we often enter into fixed price commitments to purchase copper on their behalf in order to fix the price of copper in advance of shipment. We account for these transactions as cash flow hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and by Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (hereinafter collectively referred to as “SFAS 133”). The fair value of these derivative assets is recognized in prepaid expenses and other assets in the Consolidated Balance Sheet. Hedge ineffectiveness, effectiveness, and excluded amounts are recognized in the Consolidated Statement of Operations under cost of goods sold. Amounts held in Other Comprehensive Income are reclassified to earnings at the point customer commitments are realized. Information regarding this type of derivative transaction is as follows:

(In millions)	Three months ended July 1, 2007	Six months ended July 1, 2007
Losses arising from ineffectiveness included in earnings	$(0.4)	$(0.3)
Gains reclassified from other comprehensive income (“OCI”) to earnings	$1.7	$0.7

(In millions)	July 1, 2007	July 2, 2006
Aggregate notional value of derivatives outstanding	$12.8	$15.4
Period through which derivative positions currently exist	December 2007	December 2007
Fair value of derivatives – asset	$0.6	$0.6
Increase/(decrease) in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(1.3)	$1.5
Deferred gains included in OCI	$0.4	$4.2
Gains included in OCI to be recognized in the next 12 months	$0.4	$4.1
Number of months over which gain in OCI is to be recognized	6	18

We have firm-price purchase commitments with some of our copper suppliers under which we agree to buy copper at a price set in advance of the actual delivery of that copper to us. Under these arrangements, we assume the risk of a price decrease in the market price of copper between the time this price is fixed and the time the copper is delivered. In order to reduce our market exposure to price decreases, at the time we enter into a firm-price purchase commitment, we also often enter into commodity forward contracts to sell a like amount of copper at the then-current price for delivery to the counterparty at a later date. We account for these transactions as cash flow hedges under SFAS 133. The fair value of these derivative liabilities is recognized in accrued liabilities in the Consolidated Balance Sheet. Hedge ineffectiveness, effectiveness, and excluded amounts are recognized in the Consolidated Statement of Operations under cost of goods sold. Amounts held in Other Comprehensive Income are reclassified to earnings at the point customer commitments are realized. Information on this type of derivative transaction is as follows:

(In millions)	Three months ended July 1, 2007	Six months ended July 1, 2007
(Losses) arising from ineffectiveness included in earnings	$(0.1)	$(0.4)
(Losses) reclassified from other comprehensive income (“OCI”) to earnings	$(1.3)	$(0.3)

(In millions)	July 1, 2007	July 2, 2006
Aggregate notional value of derivatives outstanding	$12.1	$5.7
Period through which derivative positions currently exist	September 2007	September 2006
Fair value of derivatives –asset/(liability)	$(0.1)	$4.0
Increase/(decrease) in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(1.2)	$1.0
Deferred (losses) included in OCI	$(0.1)	$(2.7)
(Losses) included in OCI to be recognized in the next 12 months	$(0.1)	$(2.7)
Number of months over which (loss) in OCI is to be recognized	3	3

We have entered into commodity forward contracts to sell copper in order to hedge or protect the value of the copper carried in our inventory from future price decreases. We account for these forward contracts as fair value hedges under SFAS 133. The fair value of these derivative liabilities is recognized in accrued liabilities in the Consolidated Balance Sheet. Hedge ineffectiveness, effectiveness, and excluded amounts are recognized in the Consolidated Statement of Operations under cost of goods sold. Information on this type of derivative transaction is as follows:

(In millions)	Three months ended July 1, 2007	Six months ended July 1, 2007
Gains arising from ineffectiveness included in earnings	$—	$0.3

(In millions)	July 1, 2007	July 2, 2006
Aggregate notional value of derivatives outstanding	$9.6	$13.1
Period through which derivative positions currently exist	September 2007	September 2006
Fair value of derivatives – (liability)	$(1.3)	$(6.7)
(Decrease) in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(1.1)	$(2.0)

On February 16, 2007 we entered into a silver consignment arrangement with a bank. The amount of silver available to us under our new consignment facility is insufficient to satisfy all of our silver requirements. Consequently, we must purchase and hold in inventory a minimal amount of silver. We have entered into commodity forward contracts to sell silver in order to hedge or protect the value of the silver carried in our inventory from future price decreases. The fair value of these derivative assets is recognized in prepaid expenses and other assets in the Consolidated Balance Sheet. Hedge ineffectiveness, effectiveness, and excluded amounts are recognized in the Consolidated Statement of Operations under cost of goods sold. Information on this type of derivative transaction is as follows:

(In millions)	Three months ended July 1, 2007	Six months ended July 1, 2007
Gains arising from ineffectiveness included in earnings	$—	$0.5

(In millions)	July 1, 2007	July 2, 2006
Aggregate notional value of derivatives outstanding	$1.7	N/A
Period through which derivative positions currently exist	September 2007	N/A
Fair value of derivatives – asset	$0.1	N/A
Decrease in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(0.2)	N/A

We have also entered into commodity futures contracts to purchase natural gas to reduce our risk of future price increases. We account for these transactions as cash flow hedges under SFAS 133. The fair value of these derivative liabilities is recognized in accrued liabilities in the Consolidated Balance Sheet. Hedge ineffectiveness, effectiveness, and excluded amounts are recognized in the Consolidated Statement of Operations under cost of goods sold. Information on this type of derivative transaction is as follows:

(In millions)	Three months ended July 1, 2007	Six months ended July 1, 2007
Gains/(losses) arising from ineffectiveness included in earnings	$0.2	$(1.3)
Gains reclassed from other comprehensive income (“OCI”) to earnings	$0.1	$—

(In millions)	July 1, 2007	July 2, 2007
Aggregate notional value of derivatives outstanding	$4.8	$8.1
Period through which derivative positions currently exist	December 2008	December 2008
Fair value of derivatives – (liability)	$(0.6)	$(0.8)
(Decrease) in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(0.4)	$(0.7)
Deferred (losses) included in OCI	$(1.3)	$(4.0)
(Losses) included in OCI to be recognized in the next 12 months	$(0.7)	$(2.0)
Number of months over which (loss) in OCI is to be recognized	18	30

Foreign Currency Exchange Risk

We are subject to market risk exposure from fluctuations in foreign currencies. Foreign currency exchange forward contracts may be used from time to time to hedge the variability in cash flows from the forecasted payment or receipt of currencies other than the functional currency. We do not enter into forward exchange contracts for speculative purposes. These forward currency exchange contracts and the underlying hedged receivables and payables are carried at their fair values, with any associated gains and losses recognized in current period earnings. These contracts cover periods commensurate with known or expected exposures, generally within three to five months. As of July 1, 2007, we had forward exchange contracts outstanding to sell foreign currency with a notional amount of $1.9 million. The estimated fair value of these forward exchange contracts to sell foreign currency was a loss of $4 thousand. The effect of a 10% adverse change in exchange rates would reduce the fair value by approximately $0.2 million.

Interest Rate Risk

In October 2002, we entered into an interest rate swap transaction on $50.0 million of our 7.375% Senior Notes. The interest rate swap called for semi-annual interest payments on February 1 and August 1, a floating interest rate based upon the nine month LIBOR rate plus a spread of 3.76%, and an August 1, 2008 maturity date.

On August 25, 2006, we terminated the interest rate swap and paid Wachovia Bank, National Association (Wachovia) $1.8 million representing the interest accrued through the date of termination in August and the termination fee. The termination fee of $1.7 million will be amortized over the remaining life of the 7.375% Senior Notes. As of July 1, 2007, the unamortized amount was $1.0 million. The termination fee, which was locked in on the date of the termination, is the net present value of the amount of interest which exceeded the fixed rate of 7.375% for the balance of the term of the interest rate swap. Taking into account the gain recorded from the inception of the interest rate swap to the termination of $1.1 million and the termination fee of $1.7 million or a net increase in interest of $0.6 million, the effective annual rate of the underlying Senior Notes is 7.578% through the maturity date.

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

We had no gains or losses reported in earnings due to forecasted transactions not occurring or being delayed beyond 60 days in relation to our cash flow hedges, nor due to cancellation of firm commitments or contracts in relation to our fair value hedges.

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

We concluded that our disclosure controls and procedures were not effective as of December 31, 2006 as a result of a material weakness in our internal control over financial reporting with respect to reporting restricted cash, namely, that we did not have adequate policies and procedures to ensure the appropriate classification and accounting for restricted cash in our balance sheets and cash flow statements in accordance with Statement of Financial Accounting Standards No. 95, Statement of Cash Flows (“SFAS 95”). Specifically, our training processes had not emphasized SFAS 95 and other current SEC developments; accordingly, our preparation of financial statements and review processes failed to detect non-compliance with SFAS 95 regarding the classification of restricted cash. This deficiency resulted in a material misstatement of our 2004 and 2005 cash flows provided by (used for) investing activities and resulted in an amendment to our Annual Report on Form 10-K for the year ended December 31, 2006 to restate the financial statements for the years ended December 31, 2006, 2005 and 2004 as discussed in Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements. As of July 1, 2007, we believe our disclosure controls and procedures are effective.

In connection with implementing our remediation plan to address this material weakness and correcting the classification and accounting for restricted cash in our balance sheets and cash flow statements in accordance with SFAS 95, we have instituted controls and procedures to ensure that our professional education training for certain employees involved in financial accounting and reporting focuses on remedial training related to the SEC regulations governing the preparation of financial statements and ongoing SEC and GAAP pronouncement developments and interpretations thereof. In addition, we modified our accounting and reporting of restricted cash on our balances sheets and included the period changes in restricted cash as investing activities on our cash flow statements to conform to SFAS 95.

Changes in Internal Control over Financial Reporting

Based upon the evaluation performed by our management, which was conducted with the participation of Messrs. Karp and Deason, other than the changes made to our internal control over financial reporting related to accounting for restricted cash as disclosed above and in our Form 10-K/A, there has been no change in our internal control over financial reporting during the second quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

The Company has included in its Annual Report on Form 10-K/A for the year ended December 31, 2006 and its Form 10-Q for the quarter ended April 1, 2007 a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (“Risk Factors”). The Risk Factors are hereby incorporated in Part II, Item 1A of this Form 10-Q. The information presented below updates, and should be read in conjunction with, the Risk Factors.

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

As discussed in Note 1, Basis of Reporting for Interim Financial Statements, to the Unaudited Condensed Consolidated Financial Statements, above during the first quarter of 2007, and in conjunction with the sale of Preferred Stock we recorded several embedded derivatives. These derivatives are accounted for under the provisions of FAS 133. As such, these derivatives are subject to periodic valuations. The market price of our common stock is a key driver in the valuation calculations and can vary significantly. Changes in the fair value will affect the Condensed Consolidated Statement of Operations through marking to market the liabilities associated with these embedded derivatives. At July 1, 2007, the total fair value of these embedded derivatives was recorded as a current liability in the amount of $4.6 million.

Item 4.	Submission of Matters to a Vote of Security Holders

On May 24, 2007, the Company held its Annual Meeting of Stockholders. The matters voted on at the meeting and the results of those votes were as follows:

		Votes For (a)	Votes Withheld (a)
(1)	Election of Steven S. Elbaum as Director	55,420,600	2,047,357
(2)	Election of Jack L. Duncan as Director	55,860,460	1,607,497
(3)	Election of Brett Young as Director	55,847,733	1,607,497

Other directors whose terms of office were not due to expire at the time of the Annual Meeting of Stockholders, and who were therefore automatically elected to a one-year term simultaneously with the successful vote to declassify the Board of Directors, were David M. Gilchrist, Jr., William C. Griffiths, Alan Kestenbaum and K. Mitchell Posner. (b)

		Votes For (a)	Against (a)	Abstain (a)
(4)	To amend the Company’s Restated Certificate of Incorporation to declassify the Board of Directors so that all directors are elected annually (c)	57,063,386	398,021	6,549
(5)	To amend the Company’s Restated Certificate of Incorporation to increase the number of common shares authorized from 40,000,000 to 180,000,000 (d)	55,327,879	2,133,197	6,879
(6)	To ratify the appointment of KPMG LLP as the independent auditors for the fiscal year ending December 31, 2007	57,360,241	103,107	4,609

(a)	The number of votes, as illustrated above, is on a fully converted basis, as if all shares of Preferred Stock were converted into common stock for voting purposes. The holders of the Preferred Stock are deemed to constitute a “group” within the meaning of Rule 13d-5(b) under the Securities Exchange Act. The group is not permitted, for so long as certain conditions apply, to vote in excess of 49.0% of the total voting power of all voting securities of the Company. The voting power of the 50,000 shares of outstanding Preferred Stock was therefore limited to a maximum of 14,424,481 shares when voting with the common stock on an as-converted basis at this Annual Meeting of Stockholders. For additional explanation regarding this conversion feature and voting limitation, see the section entitled, Stock Ownership of Certain Beneficial Owners and Management, footnote 1, of the Company’s Definitive Proxy Statement filed on April 18, 2007 which is hereby incorporated by reference.

(b)	Pursuant to the stockholders’ vote to declassify the Board of Directors at the Annual Meeting of Stockholders, directors whose terms were not due to expire and were currently serving were automatically elected pursuant to the declassification vote, to serve a one-year term that will expire upon the date of the next annual meeting or until a successor is duly elected and qualified. Therefore there are no votes for or votes withheld that apply specifically to the reelection of these directors since their reelection is subsumed under the declassification of the Board of Directors vote under item (4) above.

(c)	The vote to declassify the Board of Directors also included a separate vote under which a majority of the Preferred Stock was required to approve the declassification. All 50,000 shares of the Preferred Stock voted in favor of declassification.

(d)	The vote to amend the Company’s Restated Certificate of Incorporation to increase the authorized shares of common stock also included two separate votes under which both a majority of the Preferred Stock and a majority of the common stock each had to separately approve the authorization. All 50,000 shares of the Preferred Stock voted in favor of authorizing the additional common stock. The common stock vote included 9,873,329 shares voted for the authorization, 2,133,197 shares voted against the authorization and 6,879 shares abstained from the vote. Therefore, a majority of each of the Preferred Stock and the common stock approved the authorization of the additional shares of common stock as required.

Item 6.	Exhibits

3.1	Certificate of Amendment of Restated Certificate of Incorporation of Wolverine Tube, Inc., filed on May 31, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 31, 2007).

3.2	Certificate of Amendment of Certificate of Designations of Series A Convertible Preferred Stock filed on June 29, 2007 (incorporated by reference to Exhibit 3.3 to the Company’s Form S-1/A (File No. 333-142209) filed on July 31, 2007).

3.3	Secretary’s Certificate, dated May 30, 2007, attached to a complete copy of the Bylaws of the Company, as amended May 22, 1997 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 31, 2007).

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on form 8-K filed on April 25, 2007).

10.1	Amendment No. 9 to Amended and Restated Credit Agreement, effective as of June 30, 2007, among the Company and its U.S. subsidiaries, the lenders named therein and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on form 8-K filed on July 20, 2007).

10.2	Letter Agreement, effective as of April 2, 2007, among HSBC Bank USA, National Association, Wolverine Tube, Inc. and Wolverine Joining Technologies, LLC (incorporated by reference to Exhibit 10.12 to the Company’s Form S-1/A (File No. 333-142209) filed on July 31, 2007).

10.3	First Amendment and Agreement to Consignment Agreement, dated as of June 29, 2007, by and between HSBC Bank USA, National Association, Wolverine Tube, Inc. and Wolverine Joining Technologies (incorporated by reference to Exhibit 10.13 to the Company’s Form S-1/A (File No. 333-142209) filed on July 31, 2007).

10.4	Letter Agreement between the Company and John H. Van Gerwen, dated May 1, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2007).

10.5	Stay Pay and Separation Agreement between the Company and Keith Weil (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 4, 2007).

10.6	Consulting Agreement between the Company and Keith Weil (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed on May 4, 2007).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

WOLVERINE TUBE, INC.

Dated:	August 7, 2007	By:	/s/ James E. Deason
		Name:	James E. Deason
		Title:	Senior Vice President, Chief Financial Officer and Secretary