Form 10-Q
period 2007-09-30
WOLVERINE TUBE INC
filed 2007-11-09
CIK 821407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date:

Class	Outstanding as of October 29, 2007
Common Stock, $0.01 Par Value	40,629,597 Shares

FORM 10-Q

QUARTERLY REPORT

PART I. Financial Information

Item 1.	Financial Statements

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended		Nine months ended
(In thousands except per share amounts)	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Net sales	$352,986	$396,100	$1,022,840	$1,112,396
Cost of goods sold	335,366	386,329	962,862	1,062,607

Gross profit	17,620	9,771	59,978	49,789
Selling, general and administrative expenses	8,208	6,535	23,992	23,928
Advisory fees and severance expenses	—	1,792	6,085	3,907
Restructuring and asset impairment charges	5,432	55,580	9,133	55,571

Operating income (loss)	3,980	(54,136)	20,768	(33,617)
Other (income) expenses:
Interest and amortization expense, net	5,876	5,802	17,669	17,333
Loss on sale of receivables	862	1,659	2,179	3,691
Embedded derivatives mark to fair value	(4,579)	—	(15,755)	—
Other, net	602	(1,328)	2,278	(19)

Income (loss) before income taxes	1,219	(60,269)	14,397	(54,622)
Income tax provision (benefit)	2,465	(10,749)	5,077	(9,393)

Net income (loss)	(1,246)	(49,520)	9,320	(45,229)
Less: Accretion of convertible preferred stock to redemption value	1,255	—	3,362	—
Preferred Stock dividends, nine months ended September 30, 2007, includes $9,618 of non-cash deemed dividends	1,104	—	12,222	—

Net (loss) applicable to common shares	$(3,605)	$(49,520)	$(6,264)	$(45,229)

Net (loss) per share:
Basic	$(0.24)	$(3.29)	$(0.41)	$(3.00)

Diluted	$(0.24)	$(3.29)	$(0.41)	$(3.00)

Shares used in computing (loss) per share
Basic	15,178	15,072	15,162	15,068

Diluted	15,178	15,072	15,162	15,068

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands except share and per share amounts)	September 30, 2007	December 31, 2006
		(Restated)
Assets
Current assets
Cash and cash equivalents	$25,770	$17,745
Restricted cash	5,552	5,988
Accounts receivable, net of allowances for doubtful accounts of $0.7 million in 2007 and $0.5 million in 2006	105,677	62,529
Inventories	161,787	122,943
Prepaid expenses and other	12,630	11,417

Total current assets	311,416	220,622
Property, plant and equipment, net	129,178	133,259
Deferred charges, net	5,490	7,108
Goodwill	77,387	77,243
Deferred income taxes	—	5,199
Notes receivable	830	764
Assets held for sale	6,439	11,135

Total assets	$530,740	$455,330

Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$62,215	$40,507
Accrued liabilities	23,304	23,485
Derivative liability	4,825	3,507
Deferred income taxes	201	880
Short-term borrowings, including current portion of long-term debt	138,515	1,638

Total current liabilities	229,060	70,017
Deferred income taxes	664	—
Long-term debt	99,790	238,362
Pension liabilities	28,727	28,504
Postretirement benefits obligation	19,928	17,485
Accrued environmental remediation	13,031	11,786
Other liabilities	113	—

Total liabilities	391,313	366,154
Series A Convertible Preferred Stock, par value $1 per share; 90,000 shares authorized; 50,000 shares issued and outstanding as of September 30, 2007; liquidation value at September 30, 2007 of $50.7 million	3,138	—
Stockholders’ equity
Common stock, par value $0.01 per share; 180,000,000 shares authorized; 15,179,144 and 15,089,934 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	152	151
Additional paid-in capital	120,132	91,904
Retained earnings	13,225	6,510
Accumulated other comprehensive income (loss), net of tax	2,780	(9,389)

Total stockholders’ equity	136,289	89,176

Total liabilities, convertible preferred stock and stockholders’ equity	$530,740	$455,330

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
(In thousands)	September 30, 2007	October 1, 2006
		(Restated)
Operating Activities

Net income (loss)	$9,320	$(45,229)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	10,913	12,982
Deferred income taxes	5,154	(11,201)
Embedded derivatives mark to fair value	(15,755)	—
Non-cash restructuring charges	869	21,369
Write down of assets held for sale	5,473	34,202
Other non-cash items	595	132
Changes in operating assets and liabilities:
Amounts repurchased (sold) under the accounts receivable securitization, net	(1,882)	42,096
Accounts receivable, net	(40,382)	(31,854)
Inventories	(38,285)	(31,690)
Income taxes receivable	(2,255)	(1,681)
Prepaid expenses and other	603	(519)
Accounts payable	22,857	26,472
Accrued liabilities, including pension, postretirement benefits, environmental and accrued liabilities – non-current	9,107	(17,534)

Net cash used for operating activities	(33,668)	(2,455)

Investing Activities
Additions to property, plant and equipment	(3,303)	(3,760)
Disposals of property, plant and equipment	—	72
Changes in restricted cash	436	1,632
Investment acquired in Rabbi trust	(1,618)	—

Net cash used for investing activities	(4,485)	(2,056)

Financing Activities
Financing fees and expenses paid	(110)	(1,062)

Payments on revolving credit facilities and other debt	(2,416)	(277)
Borrowings from revolving credit facilities and other debt	440	2,660
Dividends on preferred stock	(1,896)	—
Issuance of common stock	—	62
Issuance of preferred stock	45,179	—

Net cash provided by financing activities	41,197	1,383
Effect of exchange rate on cash and cash equivalents	4,981	1,922

Net increase (decrease) in cash and cash equivalents	8,025	(1,206)

Cash and cash equivalents at beginning of period	17,745	20,693

Cash and cash equivalents at end of period	$25,770	$19,487

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

We have prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2006.

The accompanying condensed consolidated financial statements presented herewith reflect all adjustments (consisting of only normal and recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three and nine month periods ended September 30, 2007 and October 1, 2006. The results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Our internal operational reporting cycle (i.e. Sunday closest to quarter end) is used for quarterly financial reporting.

Adoption of New Accounting Policy

As of September 30, 2007, the Company’s significant accounting policies, which are described in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2006, have not changed from December 31, 2006, except for the following:

(i)	Accounting for Income Taxes

Adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 dictates a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. See Note 17, Income Taxes, for further discussion.

Restatement of Financial Information

In our financial reports through the period ended December 31, 2006, we had included certain restricted cash balances within cash and cash equivalents on the balance sheet, and the statement of cash flows. The nature of the restrictions were previously provided in the footnotes to the annual and quarterly financial statements. In the first quarter of 2007, we determined that this position was in conflict with Statement of Financial Accounting Standards (“SFAS”) No. 95, Statement of Cash Flows (“SFAS 95”). Accordingly, the restricted cash balance has been shown separately on the September 30, 2007 Condensed Consolidated Balance Sheets with the net change thereto reflected as cash flows provided by investing activities. Also, the December 31, 2006 Condensed Consolidated Balance Sheet has been restated and the October 1, 2006 Condensed Consolidated Statement of Cash Flows has also been revised in this Form 10-Q to conform them to SFAS 95.

On July 11, 2007 we filed an amendment to our December 31, 2006 Annual Report on Form 10-K to restate all applicable prior year balances. The impact of this classification error on all 2006 quarterly periods is not material.

Additionally, we have reclassified the loss on sale of accounts receivable from interest and amortization expense, net and have presented it as a separate component of other expense in the accompanying Condensed Consolidated Statements of Operations. This correction is to conform to the requirements of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”).

There is no change to previously reported amounts of current or total assets, revenues and net income (loss), or cash flows provided by or (used for) operating and financing activities for any period.

(2)	Restricted Cash

Restricted cash as of September 30, 2007 and December 31, 2006 was $5.6 million and $6.0 million, respectively. At September 30, 2007 restricted cash includes $4.9 million in margin deposits related to our metal and gas hedging programs, $0.7 million as collateral to secure our travel and purchase credit card programs, and $5 thousand to secure a letter of credit for the Canadian Customs Bureau. At December 31, 2006, restricted cash included $3.6 million related to deposits for margin calls on our metal and natural gas hedge programs, $0.8 million as collateral to secure our travel and purchase credit card programs, and $0.7 million to secure a letter of credit for a loan made by the Portuguese government. Also included were $0.4 million as a deposit for the Monterrey, Mexico facility lease and $0.3 million in escrow related to the sale of our former Roxboro, N.C. facility (which were reclassified in 2007 on the Condensed Consolidated Balance Sheet from restricted cash to deferred charges, net) and $0.2 to secure a letter of credit for the Canadian Customs Bureau.

(3)	Inventories

Inventories are as follows:

(In thousands)	September 30, 2007	December 31, 2006
Finished products	$63,941	$46,499
Work-in-process	47,690	30,811
Raw materials	28,062	23,021
Supplies	22,094	22,612

Totals	$161,787	$122,943

(4)	Earnings (Loss) Per Share

For the three and nine months ended September 30, 2007, we accounted for earnings (loss) per share in accordance with EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128 (“EITF 03-6”), which established standards regarding the computation of earnings (loss) per share by companies that have securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. EITF 03-6 requires earnings available to common stockholders for the period, after deduction of preferred stock dividends, be allocated between the common and preferred stockholders based on their respective rights to receive dividends. Basic earnings (loss) per share is then calculated by dividing the net income (loss) allocable to common stockholders by the weighted average number of shares outstanding. EITF 03-6 does not require the presentation of basic and diluted earnings (loss) per share for securities other than common stock. Therefore, the following earnings (loss) per share amounts only pertain to common stock.

Under the guidance of EITF 03-6, diluted earnings (loss) per share is calculated by dividing income (loss) allocable to common stockholders by the weighted average common shares outstanding plus potential dilutive common stock such as stock options, unvested restricted stock and preferred stock. To the extent that stock options, unvested restricted stock, and preferred stock are anti-dilutive, they are excluded from the calculation of diluted earnings (loss) per share in accordance with SFAS No. 128, Earnings Per Share (“SFAS 128”).

For the three and nine month periods ended October 1, 2006, basic earnings (loss) per share is calculated by dividing net loss by the weighted average common shares outstanding during the quarter. For the three and nine month periods ended September 30, 2007, the calculation for basic earnings (loss) per share and diluted earnings (loss) per share is the same (dividing net loss by the weighted average common shares outstanding) because the preferred stockholders do not share in the net losses.

The calculation of loss per share for the three and nine month periods ended September 30, 2007 and October 1, 2006 is presented below:

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 30, 2007 (Two Class Method)	October 1, 2006	September 30, 2007 (Two Class Method)	October 1, 2006
Basic/Diluted EPS Net loss available to common stockholders	$(3,605)	$(49,520)	$(6,264)	$(45,229)
Amount allocable to common stockholders (1)	100%	N/A	100%	N/A
Net loss allocable to common stockholders	$(3,605)	N/A	$(6,264)	N/A
Basic weighted average number of common shares	15,178	15,072	15,162	15,068

Basic/Diluted loss per share – Two-Class Method (2)	$(0.24)	$(3.29)	$(0.41)	$(3.00)

1)	In computing basic EPS using the Two-Class Method, we have not allocated the loss available to common stockholders for the three and nine months ended September 30, 2007 between common and preferred stockholders since the preferred stockholders do not have a contractual obligation to share in the net losses.
2)	Stock options of 10.3 million shares for the three and nine month periods ended September 30, 2007, and the assumed conversion of the Preferred Stock into 45.5 million shares of common stock had a dilutive potential effect of $20 thousand. Due to the net loss position in each period, however, this was not included in the calculation of diluted EPS.

(5)	Recapitalization Plan

On February 1, 2007, we announced a recapitalization plan which could have ultimately provided at least $75 million, and up to approximately $134 million, of equity proceeds to Wolverine. We completed the first phase of this recapitalization plan, a private placement of 50,000 shares of Preferred Stock, for $50 million, to The Alpine Group, Inc. (“Alpine”) and a fund managed by Plainfield Asset Management LLC (“Plainfield”) on February 16, 2007. Pursuant to our recapitalization plan, in August 2007, we commenced a common stock rights offering to raise up to $51.1 million which expired on October 29, 2007. Our stockholders purchased 25,450,453 shares of common stock in the rights offering, resulting in gross proceeds of $28.0 million. Additionally, under the terms of the call option described in the Preferred Stock Purchase Agreement, we anticipate that Alpine and/or Plainfield will purchase an additional 4,620 shares of Preferred Stock for $4.6 million in order to maintain their fully diluted ownership in Wolverine at 55%. In addition, as an alternative to the exchange offer and consent solicitation with respect to certain of our Senior Notes that we agreed to pursue under the Preferred Stock Purchase Agreement, we are currently discussing with a number of financial institutions a global refinancing transaction with respect to our 10.5% and 7.375% Senior Notes, our secured revolving credit facility and our receivables sale facility, which we expect to complete in the first quarter of 2008. However, there can be no assurance that current and future discussions and negotiations will result in satisfactory refinancing of these Senior Notes and liquidity facilities on terms acceptable to the Company.

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

(b)	the shares of common stock into which the Preferred Stock is convertible are registered for resale under the Securities Act of 1933,

then the dividend rate on the Preferred Stock will increase by 0.50% for each quarter in which those two conditions remain unsatisfied, up to a maximum increase of 2%. On May 24, 2007, we obtained stockholder approval to increase our authorized common stock from 40 million to 180 million, and our restated certificate of incorporation was amended accordingly on May 30, 2007. Consequently, as of June 16, 2007, we had satisfied the first equity condition, but not the second equity condition. The preferred stockholders provided a conditional waiver to the adjustment to the dividend rate occurring on July 31, 2007 provided that both of the equity conditions were satisfied on or prior to July 31, 2007. The waiver provided that, in the event that the equity conditions were not satisfied by this date, the waiver would be of no force or effect and the applicable dividend rate adjustment (0.50%) would be made as of May 1, 2007 for the quarter ended July 31, 2007, and a further adjustment to occur on August 1, 2007 if the equity conditions were not satisfied as of that date. We did not satisfy the second equity condition as of July 31, 2007 or August 1, 2007, and the preferred stockholders have not granted us a further waiver. As a result, the dividend rate on the Preferred Stock was adjusted to 8.5% for the quarter ended July 31, 2007 and to 9.0% for the quarter ended October 31, 2007. The dividend rate will be subject to further adjustment until the equity conditions are satisfied. We are currently negotiating with preferred stockholders regarding a waiver or modification of these dividend adjustment provisions. However, we cannot give assurance that the preferred stockholders will actually waive or modify these dividend adjustment provisions.

The 50,000 shares of Preferred Stock outstanding at September 30, 2007 are convertible into an aggregate of 45.5 million shares of common stock at the $1.10 conversion price then in effect. On

September 30, 2007, we had 180 million shares of common stock authorized under our restated certificate of incorporation (as amended on May 30, 2007), with 15.2 million shares outstanding. We are required to reserve authorized but unissued and otherwise unreserved shares of common stock in an amount necessary for conversion of the Preferred Stock.

(6)	Stock-Based Compensation Plans

At September 30, 2007, we had stock-based outside director, employee and non-employee (consultant) compensation plans.

The 2007 Non-Qualified Stock Option Plan

The 2007 Non-Qualified Stock Option Plan (the “2007 Plan”) provides for the granting of non-qualified stock options to certain of our consultants and employees. The 2007 Plan is administered and interpreted by a committee appointed by the Company’s Board of Directors (“the Board”). The maximum aggregate number of shares reserved and available for grant under the 2007 Plan is the lesser of (a) 25,000,000 shares of our common stock or (b) 15% of the outstanding shares of our common stock calculated on a fully diluted basis following (i) the closing of the common stock rights offering that we conducted in connection with our recapitalization plan; (ii) the subsequent acquisition, if any, of additional shares of our Preferred Stock by Alpine and Plainfield pursuant to their rights offering standby commitment; and (iii) the exercise, if any, of the option held by Alpine and Plainfield to purchase additional shares of our Preferred Stock following the rights offering to maintain their aggregate ownership to at least 55% of our common stock, on an as-converted basis.

Non-Employee Grants

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

The Alpine Option has a 10-year term, subject to early termination in the event that Alpine’s consulting relationship with us is terminated prior to the end of such term. Upon such early termination, the Alpine Option will remain exercisable as to all vested portions and will be terminated as to all unvested portions. In addition, vesting of the Alpine Option will be accelerated in the event that we fail to offer to extend the term of the Management Agreement between us and Alpine, dated February 16, 2007 (the “Management Agreement”). If we offer to extend the term of the Management Agreement, but

Alpine declines to accept such offer, any unvested portion of the Alpine Option will terminate as of the expiration of the term of the Management Agreement. Under the Alpine Stock Option Agreement, if on the six-month anniversary of the effective date of the Management Agreement, we have not yet named a chief executive officer (“CEO”), Alpine will automatically receive, on each of the six-month and 18-month anniversaries of the effective date of the Management Agreement, an option to purchase an additional amount of shares of common stock equal to 0.5% of the total shares authorized under the 2007 Plan, with each such option having the same exercise prices as the initial Alpine Option. On August 16, 2007, we had not named a CEO. Accordingly, on October 18, 2007 the Board approved an additional option grant to Alpine in accordance with the terms of the Alpine Stock Option Agreement.

Imperial Capital Warrant

On April 19, 2007, we issued a warrant to Imperial Capital to purchase up to 200,000 shares of common stock vesting immediately with an exercise price of $1.40 and a five-year term. The warrant is classified on the balance sheet as a liability, because we have the option to settle in cash. At September 30, 2007, the fair value of the warrant was $0.1 million. The following assumptions were used in determining the fair value of the warrant as of September 30, 2007.

Warrant Valuation September 30, 2007
Expected stock price volatility	63.16%

Expected life (in years)	5.0

Risk free interest rate	4.23%

Expected dividend yield	0%

Employee Grants

During 2007, the Board granted options to purchase 2,850,000 shares of common stock under the 2007 Plan to certain officers.

The applicable exercise prices for vested option shares under these grants are as follows:

	Exercise Price	Shares
40% of vested option shares	$1.10	1,140,000

30% of vested option shares	1.40	855,000

30% of vested option shares	2.20	855,000

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

During the second quarter of 2007, the Board granted options to purchase 1,289,000 shares of our common stock having a fair value at the time of the grant of $1.2 million under the 2007 Plan to certain employees. The exercise price for the options ranged from $1.70 to $1.85, and was based on the closing market value of our common stock on the date of the grants. The option grants vest ratably at a rate of twenty percent on each of the five anniversaries from the grant date. The option grants have a 10-year term.

During the third quarter of 2007, the Board granted options to purchase 20,000 shares of our common stock having a fair value at the time of the grant of $18 thousand under the 2007 Plan to certain employees. The exercise price for the options was $1.65, which was the closing market value of our common stock on the date of the grants. The option grants vest ratably at a rate of twenty percent on each of the five anniversaries from the grant date. The option grants have a 10-year term.

Compensation Costs

We recorded stock-based compensation expense for the three month periods ended September 30, 2007 and October 1, 2006 of approximately $0.8 million and $0.1 million respectively; for the nine month periods ended September 30, 2007 and October 1, 2006 we recorded stock based compensation expense of approximately $1.9 million and $0.4 million, respectively. The majority of this expense was recorded in selling, general and administrative expenses with the balance in cost of goods sold. This expense decreased the earnings per share by approximately $0.06 and $0.13 per dilutive share for the three and nine months ended September 30, 2007 respectively.

The determination of the fair value of the stock option awards granted, using the Black-Scholes model, incorporated the following assumptions: the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant; the expected volatility is based on historical volatility; and the expected life is based on historical experience and consideration of changes in option terms.

Below is the table of assumptions for calculating the option costs using the Black-Scholes model for all grants issued and outstanding for the periods noted.

	Nine Months Ended September 30, 2007	Nine Months Ended October 1, 2006
Expected stock price volatility	62%-63%	45%
Expected life (in years)	4.3 - 9.5	5
Risk-free interest rate	4.23% - 4.92%	4.79%
Expected dividend yield	0%	0%

As of September 30, 2007, the Company had not yet recognized compensation expense on the following non-vested awards:

(In thousands)	Non-vested Compensation	Average Remaining Recognition Period (Months)
Non-qualified stock options	$8,580	55

The following table summarizes stock options outstanding and changes during the nine month period ended September 30, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Intrinsic Value of Unexercised in the Money Options (in thousands)
Options outstanding—January 1, 2007	1,784,318	$9.15	5.5	$—
Granted	8,560,059	$1.55	9.5	580
Cancelled or expired	(233,132)	$8.15	—	—

Options outstanding—September 30, 2007	10,111,245	$2.74	8.7	580
Unvested	(8,558,059)	$1.55	9.5	580

Options exercisable—September 30, 2007	1,553,186	$9.29	4.3	$—

The range of exercise prices of the exercisable options and outstanding options at September 30, 2007 are as follows:

Weighted Average Exercise Price	Number of Exercisable Options	Number of Outstanding Options	Weighted Average Remaining Life (Years)
$1.52 - $4.11	288,757	8,846,816	9.4
$4.12 - $8.23	90,760	90,760	2.7
$8.24 - $12.34	927,803	927,803	4.3
$12.35 - $16.45	225,616	225,616	2.2
$16.46 - $20.57	14,250	14,250	2.2
$20.58 - $24.68	6,000	6,000	1.3

Totals	1,553,186	10,111,245	8.7

As part of the recapitalization plan, all of Wolverine’s outstanding restricted stock vested. The result of this accelerated vesting was an expense of approximately $0.3 million dollars, which increased the loss per share for the nine months ended September 30, 2007 by $0.02 per basic share. As of September 30, 2007 we had no unvested restricted shares.

(7)	Interest Expense

The following table summarizes interest expense, net:

	Three months ended		Nine months ended
(in thousands)	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Interest expense	$5,352	$5,329	$16,162	$15,853
Interest income	(95)	(195)	(279)	(585)
Effect of interest rate swap (1)	—	140	—	637
Capitalized interest	(14)	(25)	(59)	(75)

Interest expense, net	$5,243	$5,249	$15,824	$15,830

(1)	The swap was terminated August 25, 2006

8)	Debt

The following table summarizes long-term debt:

(In thousands)	September 30, 2007	December 31, 2006
Secured revolving credit facility	$—	$2,000
Senior Notes, 7.375%, due August 2008	136,750	136,750
Discount on 7.375% Senior Notes, original issue discount amortized over 10 years	(24)	(46)
Senior Notes, 10.5%, due April 2009	99,400	99,400
Discount on 10.5% Senior Notes, original issue discount amortized over 7 years	(257)	(386)
Capitalized leases	94	86
Netherlands facility, 6.5%, due on demand	1,389	1,176
Portugal, loan from government	953	1,020

Total debt	238,305	240,000
Less short-term borrowings, including current portion of long term debt	(138,515)	(1,638)

Total long-term debt	$99,790	$238,362

During the third quarter of 2007, our liquidity facilities consisted of a receivables sale facility of up to $90 million (see Note 9, Receivables Sale Facility, below) and a secured revolving credit facility of up to $35 million, both of which terminate on April 28, 2008. As part of our recapitalization plan, we anticipate that these facilities will be refinanced in the first quarter of 2008. However, there can be no assurances that we will be able to satisfactorily complete the refinancing on or before the date on which they terminate on terms acceptable to the Company. In addition, we have a silver consignment facility under which we may request consignments of silver with an aggregate value up to the lesser of $25.0 million or 90% of the aggregate undrawn face amount of letters of credit required to be provided to the facility provider. The terms of the secured revolving credit facility and the silver consignment facility, as amended to date are described in Note 10 of the Notes to the Consolidated Financial Statements contained in our 2006 Form 10-K/A, as updated by the disclosure in Note 8 to the Unaudited Condensed Consolidated Financial Statements contained in our Form 10-Q for the quarters ended April 1, 2007 and July 1, 2007. As of September 30, 2007, we were in compliance with the covenants contained in our liquidity facilities, including the financial covenants contained in the secured revolving credit facility and in the receivables sale facility.

We had no borrowings outstanding under our secured revolving credit facility at September 30, 2007. After taking into account $23.3 million of standby letters of credit outstanding, we had $11.5 million in additional borrowing availability under this facility as of that date. As of December 31, 2006 we had $2.0 million outstanding under our secured revolving credit facility, and approximately $6.8 million of standby letters of credit outstanding. After taking into account $3.2 million of reserves and other holdbacks, we had $19.5 million in additional borrowing availability under the secured revolving credit facility as of that date.

Under our silver consignment facility at September 30, 2007, we had provided $16.5 million in letters of credit to support the facility, resulting in approximately $14.9 million of total availability thereunder. As of September 30, 2007, we had $14.4 million of silver in our inventory under the facility, with a corresponding amount included in accounts payable. There was no silver consignment facility in place at December 31, 2006.

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

As of September 30, 2007, the value of receivables interests eligible to be purchased under the facility totaled approximately $74.3 million. We had $42.0 million outstanding as of September 30, 2007, leaving availability of $32.3 million.

In accordance with the provisions of SFAS 140 we include in accounts receivable in our consolidated balance sheets the portion of receivables sold to DEJ 98 Finance, LLC (DEJ) which have not been resold by DEJ to certain purchasers (the Liquidity Banks). At September 30, 2007 and December 31, 2006, our retained interests in these receivables were $72.8 million and $34.2 million, respectively. At September 30, 2007, the outstanding advance under the agreements was $42.0 million. Accordingly, accounts receivable in the consolidated balance sheets have been reduced by an equal amount, representing the face amount of the outstanding receivables sold at that date.

Other than the receivables sale facility, we had no other off-balance sheet arrangements as of September 30, 2007, that either have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

(10)	Contingencies

We are subject to extensive environmental regulations imposed by local, state, federal and provincial authorities in the U.S., Canada, China, Portugal and Mexico with respect to air emission, discharges to waterways, and the generation, handling, storage, transportation, treatment and disposal of waste material, and we have received various communications from regulatory authorities concerning environmental matters. There were no significant changes to report from prior periods. We have accrued undiscounted estimated environmental remediation costs of $13.0 million as of September 30, 2007 related to our operating and closed facilities. However, actual costs related to these environmental matters could differ materially from the amounts we estimated and have accrued at September 30, 2007, and could result in additional exposure if these environmental matters are not resolved as anticipated.

(11)	Comprehensive Income (Loss)

The following table summarizes comprehensive income (loss):

	Three months ended		Nine months ended
(In thousands)	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Net income (loss)	$(1,246)	$(49,520)	$9,320	$(45,229)
Translation adjustment for financial statements denominated in a foreign currency	4,455	(323)	9,447	6,396
Unrealized gain (loss) on cash flow hedges	(290)	73	1,913	(5,017)
Recognized gains related to pension and post-retirement benefit plans (1)	842	1	809	(76)

Comprehensive income (loss)	$3,761	$(49,769)	$21,489	$(43,926)

(1)	Amounts presented for 2007 in accordance with recently adopted provisions of SFAS 158.

(12)	Advisory Fees and Severance Expenses

We have secured the services of certain financial, legal and business advisors to consult on issues including strategic planning and the restructuring of our balance sheet. We have also recorded severance and other expenses for certain individuals related to the change in control which occurred on February 16, 2007. Our pre-tax expenses are provided below.

	Three months ended		Nine months ended
(In thousands except per share amounts)	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Professional fees	$—	$1,792	$1,026	$3,907
Severance and other expenses related to the change in control	—	—	5,059	—

Total advisory fees and severance expenses	$—	$1,792	$6,085	$3,907

(13)	Restructuring and Impairment Charges

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

We recognized restructuring charges due to these closures and consolidation during the three months and nine months ended September 30, 2007 before tax totaling $5.4 million (of which $0.4 million was cash) and $9.1 million (of which $2.8 million was cash) respectively.

The following tables present the major costs associated with each of the restructuring activities:

Montreal, Quebec Closing
(In thousands)	Three months ended September 30, 2007	Nine months ended September 30, 2007	Cumulative incurred through September 30, 2007
Description
Impair and liquidate current assets	$—	$54	$3,972
Employee related costs	943	945	10,586
Environmental remediation	—	—	11,538
Wind down and carrying costs	240	1,280	2,095
Other costs	86	176	215
Fixed asset impairment	—	—	14,796

Subtotal	$1,269	$2,455	$43,202

Jackson, Tennessee Closing

(In thousands)
Description
Impair and liquidate current assets	$—	$—	$746
Employee related costs	—	1	302
Environmental remediation	—	11	86
Wind down and carrying costs	63	763	1,097
Other costs	18	398	657
Fixed asset impairment	4,082	5,465	20,225

Subtotal	$4,163	$6,638	$23,113

Wholesale Distribution Relocation

(In thousands)
Description
Cost to move inventory	$—	$(30)	$—
Building lease termination	—	64	392
Other costs	—	6	3
Fixed asset impairment	—	—	71

Subtotal	$—	$40	$466

Total restructuring and impairment charges	$5,432	$9,133	$66,781

At the end of the third quarter of 2007, we had reserves of $1.9 million outstanding related to restructuring activities as compared with $23.3 million for the same period in 2006.

(14)	Industry Segments

We currently operate in two business segments: Commercial Products and Wholesale Products. Commercial Products consist primarily of high value added products sold directly to original equipment manufacturers and include technical, industrial, and copper alloy tubes, fabricated products, and metal joining products. The Commercial Products segment includes manufacturing plants in the U.S., Canada, China, Portugal and Mexico and a distribution center in The Netherlands. Wholesale Products are commodity-type plumbing and refrigeration tube products, which are primarily sold to plumbing wholesalers and distributors. The Wholesale Products segment includes manufacturing facilities in the U.S. and Canada. Prior to 2007, our business also included a Rod, Bar and Other Products segment comprising a broad range of copper and copper alloy solid products as well as a distribution business in

The Netherlands. The Netherlands distribution business is now included in the Commercial Products segment for the current quarter and year-to-date 2007 and the comparable periods in 2006. The Rod, Bar and Other Products segment had a manufacturing facility in Montreal, Quebec. On September 13, 2006 we announced the closing of our Montreal facility and our plan to exit the rod and bar business which was not a material element of the consolidated statement of operations and therefore not reported as discontinued operations. Our product segments share a common sales, marketing and distribution effort. The performance of our operating segments is measured on net sales and gross profit. The level of net sales is directly impacted by the price of metal, primarily copper. We do not allocate to each reportable segment asset amounts and items of income and expense below gross profit.

Summarized financial information concerning our reportable segments is shown in the following table:

	Three months ended		Nine months ended
(In thousands)	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Pounds Shipped:
Commercial Products	56,994	65,366	170,731	198,599
Wholesale Products	17,584	15,397	58,256	66,660
Rod, Bar, and Other Products (1)	—	4,111	—	13,733

Total pounds shipped	74,578	84,874	228,987	278,992

Net sales:
Commercial Products	$273,219	$307,588	$778,952	$805,693
Wholesale Products	79,767	72,424	243,888	261,743
Rod, Bar, and Other Products (1)	—	16,088	—	44,960

Total net sales	$352,986	$396,100	$1,022,840	$1,112,396

Gross Profit:
Commercial Products	$11,053	$12,958	$37,834	$30,703
Wholesale Products	6,567	(2,352)	22,144	22,101
Rod, Bar, and Other Products (1)	—	(835)	—	(3,015)

Total gross profit	$17,620	$9,771	$59,978	$49,789

(1)	The Netherlands distribution business is included in the Commercial Products segment in both 2007 and 2006.

The net sales reclassified in 2006 were $6.4 million for the three-month period and $17.1 million for the nine-month period. Gross profit reclassified in 2006 was $1.0 million for the three-month period and $2.6 million for the nine-month period.

Information concerning enterprise-wide revenues by product line is shown in the following table:

	Three months ended		Nine months ended
(In thousands)	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Commercial Products:
Tube Products	$200,184	$222,003	$548,503	$560,880
Fabricated Products	45,599	54,492	145,985	152,207
Other Products	27,436	31,093	84,464	92,606

Total Commercial Products	273,219	307,588	778,952	805,693
Wholesale Products
Plumbing Tube	64,149	56,979	193,926	204,460
Refrigeration Tube	15,618	15,445	49,962	57,283

Total Wholesale Products	79,767	72,424	243,888	261,743

Rod, Bar, and Other Products	—	16,088	—	44,960

Total	$352,986	$396,100	$1,022,840	$1,112,396

Also included in “Other Products” in Commercial Products above are our Metal Joining and Copper Alloy products lines, as individually each of those product lines represent less than 10% of our total sales for each year.

(15)	Pension Plans

Defined Contribution Plans

We have 401(k) plans covering substantially all of our U.S. employees. We recorded expense with respect to these plans of $1.7 million and $1.8 million for the three months ended September 30, 2007 and October 1, 2006, respectively. We recorded expense with respect to these plans of $3.8 million and $3.6 million for the nine months ended September 30, 2007 and October 1, 2006, respectively. Contributions made under our defined contribution plans may include the following components: (i) a match, at our discretion, of employee salaries contributed to the plans; (ii) a contribution amount equal to 3% of an employee’s annual salary; (iii) a “gain share” component dependent upon us attaining certain financial performance targets; and (iv) a transition provision, providing for contributions for five years, based upon an employee’s age and years of service.

U.S. Qualified Retirement Plan

Effective February 28, 2006, our U.S. Qualified Retirement Plan was frozen.

The following table summarizes the components of net periodic pension cost for the U.S. Qualified Retirement Plan for the three and nine months ended September 30, 2007 and October 1, 2006 respectively:

	Three months ended		Nine months ended
(In thousands)	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Service cost (benefit)	$—	$(210)	$—	$628
Interest cost (benefit)	2,333	(4,413)	6,999	7,043
Expected return on plan assets	(2,691)	4,931	(8,073)	(8,037)
Amortization of net actuarial loss	176	(570)	528	802

Net periodic pension cost (benefit)	$(182)	$(262)	$(546)	$436

U.S. Non-qualified Retirement Plan

Effective February 28, 2006, our U.S. non-qualified retirement plan, the Supplemental Benefit Restoration Plan, was frozen.

The following table summarizes the components of net periodic pension cost for the Supplemental Benefit Restoration Plan for the three and nine months ended September 30, 2007 and October 1, 2006 respectively:

	Three months ended		Nine months ended
(In thousands)	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Service cost	$—	$5	$—	$12
Interest cost	16	26	48	61
Amortization of net actuarial loss	1	1	2	2
FAS 88 settlement	—	39	—	94

Net periodic pension cost	$17	$71	$50	$169

Canadian Plans

On September 13, 2006, we announced the decision to close the Montreal, Quebec facility. On January 31, 2007, in connection with the closure, our two noncontributory defined benefit pension plans covering substantially all our employees at the Montreal, Quebec facility were terminated. In accordance with SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (“SFAS 88”), during 2006 we recorded $4.2 million in curtailment charges for the Canadian operational and salaried pension plans. On February 23, 2007, we purchased annuities for the retirees in the two plans from plan assets. These plans were settled in the third quarter of 2007 when all remaining participants’ benefits were distributed. In accordance with FAS 158, we reflected in earnings the accumulated other comprehensive income at the time of settlement $1.3 million in unamortized actuarial losses which were recognized in the third quarter. This charge was partially offset by a settlement gain of $0.7 million, that was also recognized in the third quarter.

Prior to the termination of the Canadian operational and salary plans, disclosures were shown separately. As these plans were terminated on January 31, 2007 and as there is no expense for the nine months ended September 30, 2007, we have combined the plans as shown below. The following table summarizes the components of net periodic pension cost for the Canadian pension plans for the three and nine months ended October 1, 2006:

(In thousands)	Three months ended October 1, 2006	Nine months ended October 1, 2006
Service cost	$230	$683
Interest cost	417	1,238
Expected return on plan assets	(473)	(1,404)
Amortization of prior service cost	37	110
Amortization of net actuarial loss	34	100

Net periodic pension cost	$245	$727

Postretirement Benefit Obligation

During the fiscal year 2007, we expect the total U.S. and Canadian combined postretirement benefit costs to be $1.0 million. The following table summarizes the components of the net periodic costs for both U.S. and Canadian postretirement benefits for the three and nine months ended September 30, 2007 and October 1, 2006 respectively:

	Three months ended		Nine months ended
(In thousands)	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Service cost	$149	$130	$262	$388
Interest cost	333	287	753	856
Amortization of prior service cost	(13)	(12)	(37)	(37)
Amortization of deferred gain	(78)	(3)	(304)	(11)

Net periodic cost	$391	$402	$674	$1,196

(16)	Assets Held for Sale

During the third quarter of 2007, after having actively marketed our Jackson, Tennessee and Montreal, Quebec assets held for sale, and having re-evaluated the fair value of certain of these assets, we recorded an additional impairment charge of $4.1 million before taxes for manufacturing equipment held for sale. There are a limited number of potential buyers for the specialized equipment we have for sale. The on-going negotiations with interested buyers have provided us with the basis by which we continue to value, and as necessary, revalue our assets held for sale.

As of September 30, 2007, we had assets held for sale associated with our Jackson, Tennessee and Montreal, Quebec facilities in the amount of $6.4 million.

(17)	Income Taxes

Effective January 1, 2007, Wolverine adopted FIN 48. FIN 48 dictates a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The adoption of FIN 48 in the first quarter of 2007 resulted in a reclassification of certain liabilities but had no impact on results from operations.

As part of the ongoing review of Wolverine’s FIN 48 liabilities, management has determined that while its uncertain tax positions in the U.S. and Canada still exist, there no longer is a need for a separate liability for uncertain tax positions (“UTP”). The liability will be reflected as a reduction in the deferred tax assets for the net operating loss (“NOL”) carryforwards. Since there is a full valuation allowance against the deferred tax assets attributable to the NOL’s in these tax jurisdictions, Wolverine cannot foresee an event which would give rise to either (1) paying any cash taxes due to an examination of a previously filed tax return or (2) any assets being impaired (such as the NOL). As such, we have reduced the total UTP liability and corresponding deferred tax asset by $3.6 million. The impact of this adjustment on prior periods was not material.

Penalties and tax-related interest expense are reported in other expense, net and interest and amortization expense, net, respectively, on the Condensed Consolidated Statements of Operations. As

of September 30, 2007, no significant changes to these amounts have occurred since the adoption of FIN 48.

Management has also reviewed the deferred tax assets in Canada and determined that it is more likely than not that these assets will not be realized. Accordingly, the valuation allowance has been increased by $3.3 million after taking into consideration the effect of the adjustment to the UTP liability mentioned above, for a total decrease to the Canadian deferred tax assets of $6.9 million.

As of September 30, 2007, Wolverine was subject to examination in the U.S. federal tax jurisdiction and various states for the 2004-2006 tax years. Wolverine was also subject to examination in various foreign jurisdictions for the 2002-2006 tax years. Wolverine believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

We recorded tax expense in the third quarter of 2007 related to the establishment of a valuation allowance against the deferred tax assets in Canada, net of the reversal of the uncertain tax positions in the U.S. and Canada, as mentioned above, which resulted in income tax expense of $2.1 million related to these matters. Additionally, we recorded tax expense of $0.4 million in foreign jurisdictions where we had taxable income, for a total third quarter 2007 tax expense of $2.5 million. For the third quarter of 2006, the income tax benefit recorded was $11.2 million, mostly related to restructuring charges as a result of closing the Jackson and Montreal facilities, partly offset by tax expense of $0.5 million in foreign jurisdictions where we had taxable income, for a total third quarter 2006 tax benefit of $10.7 million.

As of December 31, 2006, Wolverine had U.S. federal NOL carryforwards of $105.0 million, which expire at various times beginning in 2007 through 2026. These NOL carryforwards are subject to a valuation allowance due to the uncertain nature of the realization of the losses. In addition, Section 382 of the Internal Revenue Code imposes certain restrictions on the utilization of NOL carryforwards and other tax attributes after an ownership change, as defined in Section 382. On February 16, 2007 Wolverine had a Section 382 ownership change which will significantly limit the possible utilization of NOL carryforwards in the future. Accordingly, in the event Wolverine would otherwise be able to utilize the NOL carryforwards to offset taxable income generated in this or future tax years, Wolverine will be subject to an annual limitation of approximately $1.3 million of these NOL’s for U.S. federal and state income tax purposes.

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

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidating Statements of Operations

For the Three Months Ended September 30, 2007

(Unaudited)

(In thousands)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$242,343	$56,245	$94,973	$(40,575)	$352,986
Cost of goods sold	235,622	51,009	89,310	(40,575)	335,366

Gross profit	6,721	5,236	5,663	—	17,620
Selling, general and administrative expenses	6,616	825	767	—	8,208
Advisory fees and expenses	—	—	—	—	—
Restructuring and asset impairment charges	4,163	—	1,269	—	5,432

Income (loss) from operations	(4,058)	4,411	3,627	—	3,980
Other (income) expenses:
Interest and amortization expense, net	5,714	(2)	164	—	5,876
Loss on sale of receivables	—	—	862	—	862
Embedded derivative mark to market	(4,579)	—	—	—	(4,579)
Other (income) expense, net	771	179	(348)	—	602
Equity in earnings (loss) of subsidiaries	2,453	—	—	(2,453)	—

Income (loss) before income taxes	(3,511)	4,234	2,949	(2,453)	1,219
Income tax provision (benefit)	(2,265)	1,244	3,486	—	2,465

Net income (loss)	(1,246)	2,990	(537)	(2,453)	(1,246)
Less accretion of convertible preferred stock to redemption value	1,255	—	—	—	1,255
Less preferred stock dividends	1,104	—	—	—	1,104

Net income (loss) applicable to common shares	$(3,605)	$2,990	$(537)	$(2,453)	$(3,605)

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidating Statements of Operations

For the Three Months Ended October 1, 2006

(Unaudited)

(In thousands)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$254,990	$59,954	$119,976	$(38,820)	$396,100
Cost of goods sold	256,483	54,615	114,051	(38,820)	386,329

Gross profit (loss)	(1,493)	5,339	5,925	—	9,771
Selling, general and administrative expenses	4,518	782	1,235	—	6,535
Advisory fees and expenses	1,792	—	—	—	1,792
Restructuring Expenses	16,466	—	39,114	—	55,580

Operating income (loss)	(24,269)	4,557	(34,424)	—	(54,136)
Other expense (income):
Interest and amortization expense, net	5,704	(2)	100	—	5,802
Loss on sale of receivables	—	—	1,659	—	1,659
Other (income) expense, net	1,322	(3,122)	472	—	(1,328)
Equity in earnings (loss) of subsidiaries	(20,915)	—	—	20,915	—

Income (loss) before income taxes	(52,210)	7,681	(36,655)	20,915	(60,269)
Income tax provision (benefit)	(2,690)	2,612	(10,671)	—	(10,749)

Net income (loss)	$(49,520)	$5,069	$(25,984)	$20,915	$(49,520)

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidating Statements of Operations

For the Nine Months Ended September 30, 2007

(Unaudited)

(In thousands)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$690,240	$177,874	$256,013	$(101,287)	$1,022,840
Cost of goods sold	664,508	160,212	239,429	(101,287)	962,862

Gross profit	25,732	17,662	16,584	—	59,978
Selling, general and administrative expenses	18,822	2,419	2,751	—	23,992
Advisory fees and expenses	5,829	—	256	—	6,085
Restructuring and asset impairment charges	6,677	—	2,456	—	9,133

Income (loss) from operations	(5,596)	15,243	11,121	—	20,768
Other (income) expenses:
Interest and amortization expense, net	17,134	(4)	539	—	17,669
Loss on sale of receivables	—	—	2,179	—	2,179
Embedded derivative mark to market	(15,755)	—	—	—	(15,755)
Other (income) expense, net	3,599	571	(1,892)	—	2,278
Equity in earnings (loss) of subsidiaries	13,956	—	—	(13,956)	—

Income (loss) before income taxes	3,382	14,676	10,295	(13,956)	14,397
Income tax provision (benefit)	(5,938)	4,796	6,219	—	5,077

Net income (loss)	9,320	9,880	4,076	(13,956)	9,320
Less accretion of convertible preferred stock to redemption value	3,362	—	—	—	3,362
Less preferred stock dividends	12,222	—	—	—	12,222

Net income (loss) applicable to common shares	$(6,264)	$9,880	$4,076	$(13,956)	$(6,264)

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidating Statements of Operations

For the Nine Months Ended October 1, 2006

(Unaudited)

(In thousands)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$690,167	$171,540	$348,050	$(97,361)	$1,112,396
Cost of goods sold	668,683	151,865	339,420	(97,361)	1,062,607

Gross profit	21,484	19,675	8,630	—	49,789
Selling, general and administrative expenses	17,883	2,261	3,784	—	23,928
Advisory fees and expenses	3,907	—	—	—	3,907
Restructuring Expenses	16,422	(7)	39,156	—	55,571

Operating income (loss)	(16,728)	17,421	(34,310)	—	(33,617)
Other expense (income):
Interest and amortization expense, net	17,236	(6)	103	—	17,333
Loss on sale of receivables	—	—	3,691	—	3,691
Other (income) expense, net	6,467	(7,928)	1,442	—	(19)
Equity in earnings (loss) of subsidiaries	(12,967)	—	—	12,967	—

Income (loss) before income taxes	(53,398)	25,355	(39,546)	12,967	(54,622)
Income tax provision (benefit)	(8,169)	8,620	(9,844)	—	(9,393)

Net income (loss)	$(45,229)	$16,735	$(29,702)	$12,967	$(45,229)

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidating Balance Sheets

September 30, 2007

(Unaudited)

(In thousands)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$7,440	$—	$18,330	$—	$25,770
Restricted cash	4,884	—	668	—	5,552
Accounts receivable, net	8,475	5	97,197	—	105,677
Inventories	81,250	50,669	29,868	—	161,787
Prepaid expenses and other	7,171	2,984	2,475	—	12,630

Total current assets	109,220	53,658	148,538	—	311,416
Property, plant and equipment, net	76,579	22,567	30,032	—	129,178
Deferred charges, net	4,740	20	730	—	5,490
Deferred taxes, non-current	9,081	(9,081)	—	—	—
Goodwill	—	75,505	1,882	—	77,387
Assets held for resale	1,100	—	5,339	—	6,439
Notes receivable	—	—	830	—	830
Investments in subsidiaries	480,058	325	—	(480,383)	—

Total assets	$680,778	$142,994	$187,351	$(480,383)	$530,740

Liabilities, Convertible Preferred Stock, and Stockholders’ Equity
Current liabilities
Accounts payable	$22,482	$23,387	$16,346	$—	$62,215
Accrued liabilities	(14,459)	28,001	9,762	—	23,304
Derivative liabilities	4,825	—	—	—	4,825
Short-term borrowings	136,750	24	1,741	—	138,515
Deferred income taxes	—	—	201	—	201
Intercompany balances	256,591	(257,801)	1,210	—	—

Total current liabilities	406,189	(206,389)	29,260	—	229,060
Deferred income taxes	—	—	664	—	664
Long-term debt	99,119	15	656	—	99,790
Pension liabilities	28,727	—	—	—	28,727
Postretirement benefit obligation	6,544	—	13,384	—	19,928
Accrued environmental remediation	659	—	12,372	—	13,031
Other liabilities	113	—	—	—	113

Total liabilities	541,351	(206,374)	56,336	—	391,313

Preferred stock	3,138	—	—	—	3,138
Stockholders’ equity	136,289	349,368	131,015	(480,383)	136,289

Total liabilities, convertible preferred stock, and stockholders’ equity	$680,778	$142,994	$187,351	$(480,383)	$530,740

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidating Balance Sheets

December 31, 2006

(In thousands)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$3,150	$—	$14,595	$—	$17,745
Restricted cash	4,320	—	1,668	—	5,988
Accounts receivable, net	8,426	338	53,765	—	62,529
Inventories	47,211	46,537	29,195	—	122,943
Prepaid expenses and other	9,472	1,381	564	—	11,417

Total current assets	72,579	48,256	99,787	—	220,622

Property, plant and equipment, net	81,119	24,346	27,794	—	133,259
Deferred charges, net	5,560	65	1,483	—	7,108
Deferred taxes, non-current	7,385	(7,385)	5,199	—	5,199
Goodwill	—	75,504	1,739	—	77,243
Assets held for resale	6,622	—	4,513	—	11,135
Notes receivable	—	—	764	—	764
Investments in subsidiaries	456,087	325	—	(456,412)	—

Total assets	$629,352	$141,111	$141,279	$(456,412)	$455,330

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$19,922	$4,064	$16,521	$—	$40,507
Accrued liabilities	(6,962)	22,825	7,622	—	23,485
Derivative liabilities	3,507	—	—	—	3,507
Short-term borrowings	(63)	87	1,614	—	1,638
Deferred income taxes	(1,686)	1,696	870	—	880
Intercompany balances	251,944	(227,000)	(24,944)	—	—

Total current liabilities	266,662	(198,328)	1,683	—	70,017
Long-term debt	237,719	33	610	—	238,362
Pension liabilities	28,504	—	—	—	28,504
Postretirement benefit obligation	6,478	—	11,007	—	17,485
Accrued environmental remediation	813	—	10,973	—	11,786

Total liabilities	540,176	(198,295)	24,273	—	366,154

Stockholders’ equity	89,176	339,406	117,006	(456,412)	89,176

Total liabilities and stockholders’ equity	$629,352	$141,111	$141,279	$(456,412)	$455,330

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2007

(Unaudited)

(In thousands)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$9,320	$9,880	$4,076	$(13,956)	$9,320
Depreciation and amortization	6,564	2,165	2,183	—	10,912
Deferred income taxes	(10)	—	5,164	—	5,154
Restructuring and non-recurring items	5	—	864	—	869
Write down of assets held for sale	5473	—	—	—	5473
Change in embedded derivative	(15,755)	—	—	—	(15,755)
Other non-cash items	213	14	368	—	595
Changes in receivables sale facility	—	—	(1,882)	—	(1,882)
Equity (loss) in earnings of subsidiaries	(13,956)	—	—	13,956	—
Changes in operating assets and liabilities	(30,485)	19,168	(37,037)	—	(48,354)

Net cash (used for) provided by operating activities	(38,631)	31,227	(26,264)	—	(33,668)

Investing Activities
Additions to property, plant and equipment	(889)	(366)	(2,048)	—	(3,303)
Changes in restricted cash	(564)	—	1,000	—	436
Funds transferred to Rabbi Trust	(1,618)	—	—	—	(1,618)

Net cash used for investing activities	(3,071)	(366)	(1,048)	—	(4,485)

Financing Activities
Issuance of Preferred stock	45,179	—	—	—	45,179
Financing fees and expenses paid	(213)	—	103	—	(110)
Dividends	(1,896)	—	—	—	(1,896)
Payments to revolving credit facilities and other debt	(2,129)	(80)	(207)	—	(2,416)
Borrowings from revolving credit facilities and other debt	191	—	249	—	440
Intercompany borrowings (payments)	8,786	(30,781)	21,995	—	—

Net cash (used for) provided by financing activities	49,918	(30,861)	22,140	—	41,197
Effect of exchange rate on cash and cash equivalents	(3,926)	—	8,907	—	4,981

Net increase in cash and cash equivalents	4,290	—	3,735	—	8,025
Cash and equivalents at beginning of period	3,150	—	14,595	—	17,745

Cash and equivalents at end of period	$7,440	$—	$18,330	$—	$25,770

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended October 1, 2006

(Unaudited)

(In thousands)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$(45,229)	$16,735	$(29,702)	$12,967	$(45,229)
Depreciation and amortization	7,387	2,344	3,251	—	12,982
Deferred income taxes	(1,906)	1,906	(11,201)	—	(11,201)
Restructuring and non-recurring	2,731	(8)	18,646	—	21,369
Other non-cash items	91	45	(4)	—	132
Write down of assets held for sale	13,691	—	20,511	—	34,202
Equity (loss) in earnings of subsidiaries	12,967	—	—	(12,967)	—
Changes in receivables sale facility	—	—	42,096	—	42,096
Changes in operating assets and liabilities	20,960	(43,773)	(33,993)	—	(56,806)

Net cash provided by (used for) operating activities	10,692	(22,751)	9,604	—	(2,455)

Investing Activities
Additions to property, plant and equipment	(1,515)	(169)	(2,076)	—	(3,760)
Changes in restricted cash	1,465	—	167	—	1,632
Disposals of property, plant and equipment	31	—	41	—	72

Net cash used for investing activities	(19)	(169)	(1,868)	—	(2,056)

Financing Activities
Issuance of common stock	62	—	—	—	62
Financing fees and expenses paid	(191)	—	(871)	—	(1,062)
Payments to revolving credit facilities and other debt	(152)	(18)	(107)	—	(277)
Borrowings from revolving credit facilities and other debt	54	98	2508	—	2,660
Intercompany borrowings (payments)	(6,338)	22,840	(16,502)	—	—

Net cash provided by (used for) financing activities	(6,565)	22,920	(14,972)	—	1,383
Effect of exchange rate on cash and cash equivalents	1,238	—	684	—	1,922

Net increase (decrease) in cash and cash equivalents	5,346	—	(6,552)	—	(1,206)
Cash and cash equivalents at beginning of period	96	—	20,597	—	20,693

Cash and cash equivalents at end of period	$5,442	$—	$14,045	$—	$19,487

(20)	Convertible Preferred Stock and Embedded Derivatives

As further discussed in Note 5, Recapitalization Plan, we completed a private placement of 50,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”) pursuant to a Preferred Stock Purchase Agreement among the Company, The Alpine Group, Inc. and a fund managed by Plainfield Asset Management LLC, for $50 million on February 16, 2007. In accordance with the provisions of Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued With Stock Purchase Warrants, the net proceeds from the issuance of the Preferred Stock were allocated to a freestanding written option available to the holders to increase their number of shares of Preferred Stock based upon the results of a subsequent stockholder rights offering, with the residual value allocated to the Preferred Stock. For the quarter ended September 30, 2007, we recorded pre-tax non-cash income of $4.6 million to mark to fair value the embedded derivative associated with the Preferred Stock written option, which brought the embedded derivative value to zero. Therefore, there are no subsequent mark to fair value adjustments recorded for this derivative in future periods.

Separately, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 98-5, Accounting for Convertible Securities With Beneficial Conversion Features or Contingency Adjustable Conversion Ratios and EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the beneficial conversion feature (“BCF”) present in the convertible Preferred Stock has been valued and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The BCF is a function of the conversion price of the Preferred Stock, the fair value attributed to the written option and the fair value of the underlying common stock on the commitment date of the Preferred Stock private placement transaction (February 16, 2007). This BCF is recorded to additional paid-in capital and will be recorded as a deemed dividend to preferred stockholders over the stated life of the Preferred Stock, which is ten years.

We did not have a sufficient number of authorized shares of common stock available to fully settle the conversion options embedded in the Preferred Stock upon issuance on February 16, 2007. Accordingly, as a result of not meeting the criteria of EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and therefore not being eligible for the 11A scope exception in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), the fair value of this option was determined and the related derivative liability bifurcated from the underlying Preferred Stock balance and included as a component of current liabilities at the time of the issuance. In addition, subsequent issuance of stock options by us (see Note 6, Stock-Based Compensation Plans) further reduced the available shares, necessitating a subsequent valuation of the conversion feature related to the additional shares of Preferred Stock not convertible of this additional embedded derivative as of March 29, 2007. Additionally, this transaction resulted in recording a deemed dividend of $9.6 million in the first quarter of 2007 for the difference in the proceeds allocated to the Preferred Stock and the fair value of the conversion option that required liability classification.

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

(21)	Liquidity

On August 31, 2008, our 7.375% Senior Notes in the amount of $136.8 mature. Accordingly, they have been classified on the September 30, 2007 Condensed Consolidated Balance Sheet (Unaudited) as a current liability. In addition, the Company’s liquidity facilities (secured revolving credit facility and receivables sale facility) both terminate on April 28, 2008.

As noted in Note 5 (Recapitalization Plan) we completed the first phase of this recapitalization plan, a private placement of 50,000 shares of Preferred Stock, for $50 million. In August 2007, we commenced a common stock rights offering, which expired on October 29, 2007 resulting in gross proceeds of $28.0 million. Additionally, under the terms of the call option described in the Preferred Stock Purchase Agreement, we anticipate that Alpine and/or Plainfield will purchase additional shares of Preferred Stock for $4.6 million.

The Company is currently discussing with a number of financial institutions a refinancing transaction with respect to our Senior Notes, our secured revolving credit facility and our receivables sale facility, which we expect to complete in the first quarter of 2008. The Company believes the sources of funds received as noted above and other alternatives being explored in regards to refinancing our Senior Notes and liquidity facilities will be successful and completed prior to their maturity dates, although there can be no assurance that current and future discussions and negotiations will result in satisfactory refinancing of these Senior Notes and liquidity facilities on terms acceptable to the Company.

(22)	Subsequent Event

On November 6, 2007, we announced the planned closing of our manufacturing facilities located in Decatur, Alabama and Booneville, Mississippi on or about December 31, 2007. The Decatur and Booneville operations primarily serve the U.S. copper plumbing tube and smooth industrial tube markets. In the fourth quarter of 2007 we will record an impairment and restructuring charge of approximately $72 million. Approximately $56 million of the impairment and restructuring charge will be a non-cash reduction of the carrying value of certain assets. Additionally, $16 million will be for cash charges related to severance, other employee related costs, plant closure and environmental expenses.

Additionally, the Company announced that it will eliminate approximately 40% of its corporate, general and administrative positions totaling approximately 40 employees. These positions are being eliminated in part due to the Decatur and Booneville closures and the Company’s strategic focus on value-added tubular product sales to global OEM customers. The Company estimates $1 million in severance costs will be accrued in the current quarter related to the elimination of these positions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to current or historical fact, but address events or developments that we anticipate will occur in the future. Forward-looking statements include statements regarding our goals, beliefs, plans or current expectations, taking into account the information currently available to our management. When we use words such as “anticipate”, “intend”, “expect,”, “believe”, “plan”, “may”, “should” or “would” or other words that convey uncertainty of future events or outcome, we are making forward-looking statements. Statements relating to future sales, earnings, operating performance, restructuring strategies, capital expenditures and sources and uses of cash, for example, are forward-looking statements.

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

Recapitalization Plan

On February 1, 2007 we announced our entry into a recapitalization plan to strengthen our balance sheet, reduce financing costs and enhance our overall capital structure. We completed the first phase of this recapitalization plan, a private placement of 50,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”), for $50 million, to The Alpine Group, Inc. (“Alpine”) and a fund managed by Plainfield Asset Management LLC (“Plainfield”) on February 16, 2007. See Note 5, Recapitalization Plan, of the Notes to the Unaudited Condensed Consolidated Financial Statements for further details. Pursuant to our recapitalization plan, in August 2007, we commenced a common stock rights offering to raise up to $51.1 million which expired on October 29, 2007. Our stockholders purchased 25,450,453 shares of common stock in the rights offering, resulting in gross proceeds of $28.0 million. Additionally, under the terms of the call option described in the Preferred Stock Purchase Agreement, we anticipate that Alpine and/or Plainfield will purchase an additional 4,620 shares of Preferred Stock for $4.6 million in order to maintain their fully diluted ownership in Wolverine at 55%. This written call option was originally recorded as a current liability based on its estimated value at the time of its issuance. This derivative liability was marked to market in the Condensed Consolidated Statement of Operations through September 30, 2007. In addition, the fair value of the option feature for Preferred Stock for which there were insufficient authorized shares of common stock had been bifurcated from the Preferred Stock balance and recorded as a current liability. On May 24, 2007, at the Annual Meeting of Stockholders, the stockholders voted to increase the authorized shares of common stock to 180 million. As a result, after recording an additional $3.7 million in pre-tax income during the second quarter to mark to market the conversion option to $26.7 million as of May 24, 2007, this liability was reclassified to equity. In accordance with an agreement with Alpine and Plainfield, we filed a registration statement (which has not yet become effective) to register the resale of the Preferred Stock and the common stock into which the Preferred Stock is convertible.

Pursuant to our agreement with Alpine and Plainfield, we have agreed to initiate an exchange offer to issue senior notes similar to our existing 10.5% Senior Notes due 2009, but with less restrictive covenants, in exchange for our 7.375% Senior Notes due 2008, and to seek consents to remove substantially all of the restrictive covenants contained in the 7.375% Senior Note indenture. As an alternative to this exchange offer and consent solicitation, we are currently discussing with a number of financial institutions a global refinancing transaction with respect to our 10.5% and 7.375% Senior Notes, our secured revolving credit facility and our receivables sale facility, which we expect to complete in the first quarter of 2008.

In connection with the proposed exchange offer and resale transactions described in this section, Wolverine has filed or will file with the SEC registration statements, and amendments thereto, each of which includes or will include a prospectus related to the applicable transaction. The discussion in this section does not constitute an offer of any securities for sale; no securities may be sold nor may offers to buy be accepted prior to the time the relevant registration statement (containing the applicable prospectus) becomes effective. Investors and security holders are urged to read the relevant prospectus regarding the applicable transaction when it becomes available because it will contain important information. You may obtain a free copy of the relevant registration statement and prospectus (when available) and other related documents filed by Wolverine with the SEC at the SEC’s website at www.sec.gov. The relevant registration statement and prospectus (when available) and the other documents may also be obtained for free by accessing Wolverine’s website at www.wlv.com under the “Investor Relations” link and then under the heading “SEC Filings.”

Results of Operations

The following discussion summarizes the significant factors affecting the consolidated operating results of the Company for the three and nine month periods ended September 30, 2007 and October 1, 2006. This discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes to the Unaudited Condensed Consolidated Financial Statements contained in Item 1 above, and the Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K/A for the year ended December 31, 2006.

Executive Summary

Net sales for the third quarter of 2007 were $353.0 million, a 10.9% decrease from the $396.1 million in the third quarter of 2006. The comparative decline reflects the discontinuance of rod and bar product sales in 2007, an industry wide reduction in demand for residential air conditioning and plumbing products, and lower demand for refrigeration tube, partially offset by stronger demand for technical and wholesale products, and a year over year third quarter reduction in the average COMEX copper price from $3.54 per pound in the third quarter of 2006 to $3.48 per pound in the third quarter of 2007. These net reductions were partially offset by higher selling prices and a richer mix of products resulting in fabrication revenue (sales excluding the selling price of metal) averaging $1.23 in the third quarter of 2007 versus $1.18 in the same period of 2006.

Operating income for the third quarter of 2007 was $4.0 million as compared with a loss of $54.1 million in the third quarter of 2006. A reduction of $50.1 million in restructuring costs and improved pricing in several product categories more than offset softness in residential air conditioning demand reflected in our third quarter results.

Net loss for the current quarter was $1.2 million as compared with a net loss of $49.5 million for the comparative quarter in 2006. Net loss applicable to common shares for the third quarter was $3.6 million, or a loss of $0.24 per common share, as compared with a net loss of $49.5 million, or a loss of $3.29 per common share, for the comparative quarter in 2006. Net loss applicable to common shares for the third quarter of 2007 includes reductions of $1.1 million for Preferred Stock dividends and $1.3 million in accretion allocations related to our convertible Preferred Stock. Net loss for the quarter also includes non-cash income related to the $4.6 million mark to market adjustment for the embedded derivative associated with recording the Preferred Stock Purchase Agreement (see Notes 1 and 5 to the Unaudited Condensed Consolidated Financial Statements) offset partly by the tax expense impact of $2.1 million to increase our tax valuation accounts (see Note 17 to the Unaudited Condensed Consolidated Financial Statements).

Copper prices continue to place significant demands on our working capital requirements, impacting accounts receivable and inventory. In 2006, we implemented plans which lowered the total amount of accounts receivable by reducing the payment terms for certain commercial accounts. During 2007 we are gradually returning to normal payment terms with our customers. As of the third quarter of

2007, our days sales outstanding increased by one day over the same period in 2006. Compared to last year, inventories have been reduced by approximately $9.8 million, or 5.7%, largely related to the closure of our Montreal, Quebec and Jackson, Tennessee facilities, and by contractual changes related to products strategically sourced for resale from offshore manufacturers. Inventory turns at the end of the third quarter of 2007 were 11.2 times per year which helped to offset the impact of higher copper prices.

Strategically, our objective is to strengthen and reposition the Company by concentrating on improving its competitiveness, operating performance and customer service, and by becoming a leading global supplier of value added solutions and products in systems that require high performance and energy efficient heat transfer and cooling.

On November 6, 2007, we announced the discontinuance of our U.S. plumbing tube business. As a result, we will close our manufacturing facilities located in Decatur, Alabama and Booneville, Mississippi on or about December 31, 2007. The Decatur and Booneville operations primarily serve the U.S. copper plumbing tube and smooth industrial tube markets. Demand for copper plumbing tube has significantly declined over the last several years as a result of the substitution of plastic tube in residential construction. This trend is reinforced by high copper prices. Additionally, the smooth industrial tube market is rapidly transitioning to a commodity market and the Decatur/Booneville cost structure is not competitive in either the plumbing or smooth tube markets. Wolverine’s smooth tube requirements will be satisfied by a combination of production from other Wolverine locations and outsourcing.

These actions are in line with Wolverine’s strategy of focusing resources on the development and sale of high performance tubular products, fabricated tube assemblies and metal joining products that promote energy efficient heat transfer technology to an expanding market and global OEM customers.

The Company estimates an impairment and restructuring charge of approximately $72 million in connection with the closure of the Decatur and Booneville manufacturing facilities and cessation of those operations. Approximately $56 million of the impairment and restructuring charge will be a non-cash reduction of the carrying value of certain assets. Additionally, $16 million will be for cash charges related to severance, other employee related costs, plant closure and environmental expenses, of which $10 million is expected to be incurred in 2008 and the balance over the next 5 years. The Decatur and Booneville manufacturing operations have 440 full time and 50 temporary employees.

The Company anticipates that discontinuing its U.S. plumbing tube business and plant closings will generate approximately $26 million in cash from the realization of net working capital after cash costs to be incurred in 2008 for related severance and shutdown costs.

Additionally, the Company announced that it will eliminate approximately 40% of its corporate, general and administrative positions totaling approximately 40 employees. These positions are being eliminated in part due to the Decatur and Booneville closures and the Company’s strategic focus on value-added tubular product sales to global OEM customers. The Company estimates $1 million in severance costs will be accrued in the current quarter related to the elimination of these positions.

In connection with executing our recapitalization plan, we continue to evaluate alternatives regarding our strategic planning process and various options regarding the restructuring of our balance sheet. In particular, we continue to review opportunities to streamline operations and reduce the organization’s overall cost structure and debt levels.

For the Three Months Ended September 30, 2007 Compared with the Three Months Ended October 1, 2006

Pounds shipped were as follows:

Pounds Shipped For the Three Months Ended
(In thousands, except for percentages)	September 30, 2007	October 1, 2006	Increase (Decrease)	% Increase (Decrease)
Commercial Products	56,994	65,366	(8,372)	(12.8)
Wholesale Products	17,584	15,397	2,187	14.2
Rod, Bar and Other Products	—	4,111	(4,111)	NM

Total	74,578	84,874	(10,296)	(12.1)

NM - Not Meaningful

Shipments in the third quarter of 2007 totaled 74.6 million pounds, a decrease of 12.1% from the third quarter of 2006. This decrease was due in part to the closure of the Montreal and Jackson facilities, the discontinuance of our Rod and Bar Product segment and the fact that Commercial Products shipments were 12.8% lower year over year, although this was partially offset by a 14.2% increase in shipments of Wholesale Products.

Shipments of Commercial Products in the third quarter of 2007 were 57.0 million pounds, a 12.8% decrease from the third quarter of 2006. The decrease in Commercial Products shipments is attributable to the year over year reduction in demand of the residential air conditioning industry which impacted purchases of industrial tube, fabricated products and metal joining products, and which was driven by the change in 2006 to 13 SEER, a new technology in residential air conditioning units manufactured by HVAC companies.

Shipments of Wholesale Products totaled 17.6 million pounds, as compared to last year’s third quarter of 15.4 million pounds, a 14.2% increase. The increase in shipments reflects an increased demand related to commercial construction. Commercial construction continues to utilize copper products due to various building codes and applications requiring its use.

Shipments of Rod, Bar and Other Products totaled 4.1 million pounds in the third quarter of 2006. Rod and Bar Products were eliminated from our product line with the closing of the Montreal facility in late 2006.

Net sales by business segment were as follows:

Net Sales For the Three Months Ended
(In thousands, except for percentages)	September 30, 2007	October 1, 2006	Increase (Decrease)	% Increase (Decrease)
Commercial Products	$273,219	$307,588	$(34,369)	(11.2)
Wholesale Products	79,767	72,424	7,343	10.1
Rod, Bar and Other Products	—	16,088	(16,088)	NM

Total	$352,986	$396,100	$(43,114)	(10.9)

NM - Not Meaningful

Overall, net sales for the third quarter of 2007 were $353.0 million, a 10.9% decrease from the $396.1 million in the third quarter of 2006. The comparative decline reflects the 12.1% reduction in pounds shipped, partially offset by improvement in unit fabrication revenues from $1.23 per pound in the third quarter of 2007 compared to $1.18 per pound in the third quarter of 2006. The average COMEX copper price decreased to $3.48 per pound for the quarter as compared with $3.54 per pound in the third quarter of 2006.

Net sales in Commercial Products for the third quarter of 2007 decreased year over year by 11.2% to $273.2 million. The 12.8% volume decrease in pounds shipped along with the reduction in copper prices, which is a direct pass through to our Commercial Products customers, was partly offset by the increase in unit fabrication revenue of $1.25 per pound versus $1.21 per pound in the third quarter of 2006, a richer mix of product sold and better pricing for certain products. On a per unit basis, Commercial Products net sales were $4.66 per pound compared to $4.61 per pound in the prior year.

Net sales in Wholesale Products of $79.8 million were 10.1% higher as compared with the prior year’s third quarter of $72.4 million. The volume increase of 14.2% was offset in part by lower sales on a per unit basis, generally reflecting the impact of lower copper prices and a decrease in fabrication revenue, which decreased $0.03 per pound in the third quarter of 2007 compared to 2006.

As mentioned previously, with the closure of our Montreal plant we no longer participate in the Rod, Bar and Other Products market. Net sales from our distribution business in the Netherlands have been reclassified and are included in the Commercial Products segment above.

Gross profit (loss) by business segment was as follows:

Gross Profit (Loss) For the Three Months Ended
(In thousands, except for percentages)	September 30, 2007	October 1, 2006	Increase (Decrease)	% Increase (Decrease)
Commercial Products	$11,053	$12,958	$(1,905)	(14.7)
Wholesale Products	6,567	(2,352)	8,919	NM
Rod, Bar and Other Products	—	(835)	835	NM

Total	$17,620	$9,771	$7,849	80.3

NM - Not Meaningful

Overall, gross profit in the third quarter of 2007 increased to $17.6 million as compared with $9.8 million in the third quarter of 2006. The increase in gross profit mainly reflects the impact of increased selling prices and lower manufacturing costs for the quarter. Unit manufacturing cost for the quarter was $0.95 per pound compared to $1.00 per pound for the third quarter of 2006. Unit manufacturing costs were positively impacted by productivity gains, yield improvements and lean initiatives.

Gross profit for Commercial Products of $11.1 million for the third quarter of 2007 is $1.9 million, or 14.7%, lower than the comparable period in 2006. This segment was negatively impacted by the 12.8% decrease in volume and increased cost to procure metal which was only partially offset by higher fabrication revenue and lower unit manufacturing costs, which were $0.05 lower than the prior year due to improvements in efficiency, productivity and the effects of our lean manufacturing initiatives.

Gross profit for Wholesale Products was $6.6 million in the third quarter of 2007 as compared to a loss of $2.4 million in the same period last year. While fabrication revenues were $0.03 per pound less in the third quarter than in the prior year third quarter, the 14.2% increase in volume year over year combined with lower per unit manufacturing cost and significantly lower costs to procure metal in the third quarter benefiting from our base metal inventory hedging program, which contributed to the improved performance of the Wholesale Products segment.

Selling, general and administrative expenses were $8.2 million in the third quarter of 2007 as compared with $6.5 million in the same quarter last year. The increase in expense in the third quarter of 2007 was due to increased performance incentives, stock option costs and management fees.

Advisory fees and severance expenses were $1.8 million lower in the third quarter of 2007 compared to the third quarter of 2006. We utilized the services of certain financial, legal and business advisors to consult on various strategic business issues in the third quarter of 2006. These activities were substantially completed in the first half of 2007.

Net interest and amortization expenses were $5.9 million in the third quarter of 2007, as compared with $5.8 million for the same period in 2006. The increase in expense reflects additional amortization of financing fees related to the cost of amending our credit facilities since the third quarter of 2006 and additional interest expense on our Senior Notes to include the termination fee of the interest rate swap which is being amortized over the life of the applicable notes.

Loss on the sale of receivables associated with our receivables sale facility for the third quarter of 2007 was $0.9 million as compared with $1.7 million in the third quarter of 2006. The major reason for the decline is associated with reduced utilization of our receivables sale facility following receipt of proceeds from the sale of Preferred Stock earlier in 2007. Average utilization of the facility in the third quarter of 2007 was $37.3 million as compared to $66.1 million in the third quarter of 2006.

For the third quarter of 2007 we recorded pre-tax non-cash income of $4.6 million as a result of marking to market the Preferred Stock written option embedded derivative associated with the sale of the Preferred Stock on February 16, 2007.

Other expense (income), net was an expense of $0.6 million for the third quarter of 2007 as compared with income of $1.3 million for the same period in 2006. The expense in the third quarter of 2007 is primarily related to the foreign currency impact of the weakened U.S. dollar against the euro and Canadian dollar versus the relative value of the dollar against those currencies in the third quarter of 2006. The $1.3 million in income reported in 2006 includes $1.0 million in income from the reclassification of asset impairment charges associated with our Jackson, Tennessee facility recorded in the second quarter of 2006 and reclassified to restructuring expense in the third quarter of 2006.

In the third quarter of 2007, we recorded a tax expense of $2.5 million of which $0.4 million was the result of recording a tax provision in foreign jurisdictions where we reported income. In the third quarter we undertook a review of our uncertain tax positions and our deferred tax assets. As a result of that review, we recorded net tax expense of $2.1 million related to deferred tax adjustments in Canada (see Note 17 to the Unaudited Condensed Consolidated Financial Statements).

For the Nine Months Ended September 30, 2007 Compared with the Nine Months Ended October 1, 2006

Pounds shipped were as follows:

Pounds Shipped For the Nine Months Ended
(In thousands, except for percentages)	September 30, 2007	October 1, 2006	Increase (Decrease)	% Increase (Decrease)
Commercial Products	170,731	198,599	(27,868)	(14.0)
Wholesale Products	58,256	66,660	(8,404)	(12.6)
Rod, Bar and Other Products	—	13,733	(13,733)	NM

Total	228,987	278,992	(50,005)	(17.9)

NM - Not Meaningful

Total shipments of 229.0 million pounds in the first nine months of 2007 were a decrease of 17.9% from the same period last year. This reduction was due in part to the closure of the Montreal and Jackson facilities, the discontinuance of Rod and Bar Products and lower shipments in both the Commercial Products and Wholesale Products segments.

Shipments of Commercial Products were 170.7 million pounds, a 14.0% decrease from the first nine months of 2006. The decrease in Commercial Products shipments is attributable to the slower start to the air conditioning season this year and decreased demand in the residential air conditioning industry which impacted demand for industrial tube, fabricated products and metal joining products. In 2006, there was a higher demand for industrial tube, fabricated products, and metal joining products driven by the change to 13 SEER residential air conditioning units manufactured by HVAC companies.

Shipments of Wholesale Products totaled 58.3 million pounds for the first nine months of 2007 as compared to last year’s first nine months of 66.7 million pounds, a 12.6% reduction. These lower shipments reflect a slowing in demand related to residential construction. The substitution of plastics or other alternative products in residential construction has reduced demand for copper tubing. Commercial construction continues to utilize copper products due to various building codes and applications requiring its use.

Shipments of Rod, Bar and Other Products totaled 13.7 million pounds in the first nine months of 2006. Rod and Bar Products were eliminated from our product line with the closing of the Montreal plant in late 2006.

The net sales by business segment were as follows:

Net Sales For the Nine Months Ended
(In thousands, except for percentages)	September 30, 2007	October 1, 2006	Increase (Decrease)	% Increase (Decrease)
Commercial Products	$778,952	$805,693	$(26,741)	(3.3)
Wholesale Products	243,888	261,743	(17,855)	(6.8)
Rod, Bar and Other Products	—	44,960	(44,960)	NM

Total	$1,022,840	$1,112,396	$(89,556)	(8.1)

NM - Not Meaningful

Overall, net sales for the first nine months of 2007 were $1.0 billion, an 8.1% decrease from the $1.1 billion in the first nine months of 2006. The comparative decline reflects the 17.9% reduction in pounds shipped, partially offset by increased copper prices and improvement of fabrication revenues by 8.0% to $1.22 per pound for the first nine months of 2007 as compared with $1.13 per pound for the first nine months of 2006. The average COMEX copper price increased to $3.21 per pound as compared with $3.06 per pound in the prior year.

Net sales in Commercial Products decreased 3.3% to $779.0 million for the nine month period ended September 30, 2007 as compared to the same period in 2006. The 14.0% decrease in pounds shipped was partially offset by the increase in average copper prices from $3.06 for the first nine months of 2006 to $3.21 for the same period in 2007, which is a direct pass through to our Commercial Products customers, along with the increase in fabrication revenue from $1.20 per pound for the first nine months of 2006 to $1.27 per pound for the same period in 2007. On a per unit basis, Commercial Products net sales were $4.44 per pound compared to $3.97 per pound in the prior year.

Net sales in Wholesale Products of $243.9 million fell 6.8% as compared with the prior year’s first nine months of $261.7 million, largely related to decreased volumes offset partially by increased prices, (the result of higher copper prices), and increased fabrication revenue. On a per unit basis, net sales for Wholesale Products were $4.19 per pound as compared with $3.93 per pound in the first nine months of 2006, reflecting increased copper prices and an increase in unit fabrication revenues from $0.92 per pound for the first nine months of 2006 to $0.97 for the same period in 2007.

As mentioned previously, with the closure of our Montreal facility, we no longer participate in the Rod, Bar and Other Products market. Net sales from our distribution business in The Netherlands have been reclassified and included in the Commercial Products segment above.

Gross profit (loss) by business segment was as follows:

Gross Profit (Loss) For the Nine Months Ended
(In thousands, except for percentages)	September 30, 2007	October 1, 2006	Increase (Decrease)	% Increase (Decrease)
Commercial Products	$37,834	$30,703	$7,131	23.2
Wholesale Products	22,144	22,101	43	0.2
Rod, Bar and Other Products	—	(3,015)	3,015	NM

Total	$59,978	$49,789	$10,189	20.5

NM - Not Meaningful

Gross profit in the first nine months of 2007 increased to $60.0 million as compared with $49.8 million in the first nine months of 2006. The increase in gross profit reflects a richer mix of products sold, better pricing and elimination of the losses incurred in 2006 in the Rod and Bar Product segment partially offset by the impact of lower volume.

Unit manufacturing cost for the first nine months of 2007 was $0.91 per pound, compared to $0.92 in the first nine months of 2006. Unit manufacturing costs were positively impacted by productivity gains, yield improvements and lean initiatives.

Selling, general and administrative expenses were $24.0 million in the first nine months of 2007 as compared with $23.9 million in the same period last year. Expenses in 2007 include $0.7 million in management fees that were not included in selling, general and administrative expenses in the first nine months of 2006.

Advisory fees and severance expenses in the first nine months of 2007 were $6.1 million and included $5.1 million of executive compensation and severance expenses related to the change in control effective with the completion of the initial phase of the recapitalization plan on February 16, 2007. We continued to utilize the services of certain financial, legal and business advisors to consult on strategic business issues. During the first nine months of 2007, we recorded $1.0 million related to these advisory activities.

Net interest and amortization expenses were $17.7 million in the first nine months of 2007, as compared with $17.3 million for the same period in 2006. The increase in expense reflects additional amortization of financing fees related to the cost of amending our credit facilities since the third quarter of 2006 and additional interest on our Senior Notes to include the termination fee of the interest rate swap which is being amortized over the life of the applicable notes.

Loss on the sale of receivables associated with our receivables sale facility for the first nine months of 2007 was $2.2 million as compared with $3.7 million in the first nine months of 2006. The major reason for the decline is associated with reduced utilization of our receivables sale facility following receipt of proceeds from the sale of Preferred Stock in February 2007. Average utilization of the receivables sale facility in the first nine months of 2007 was $31.1 million compared to $58.4 million for the same period in 2006.

For the first nine months of 2007 we recorded pre-tax, non-cash income of $15.8 million, as a result of marking to market various embedded derivatives associated with the sale of the Preferred Stock on February 16, 2007.

Other expense (income), net, includes expense of $2.3 million for the first nine months of 2007 as compared with income of $20 thousand in the first nine months of 2006. The expense in the first nine months of 2007 primarily reflects the foreign currency impact of the weakened U.S. dollar against the euro and Canadian dollar versus the relative value of the dollar against these currencies in the first nine months of 2006.

In the first nine months of 2007, we recorded tax expense of $5.1 million, of which $1.3 million was the result of recording a tax provision on income in foreign jurisdictions where we reported income. In the third quarter of 2007, we reviewed our uncertain tax positions and our deferred tax assets. As a result of that review, we recorded net tax expense of $3.8 million related to deferred tax and UTP adjustments in Canada and the U.S. (see Note 17 to the Unaudited Condensed Consolidated Financial Statements).

On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), clarifying the way companies account for uncertainty in income taxes. Effective January 1, 2007, we adopted FIN 48. This interpretation dictates a more likely than not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. See Note 17, Income Taxes, to the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion of the impact of implementation.

Restructuring and Other Charges

On September 13, 2006, we announced our decision to close two of our manufacturing facilities, one located in Jackson, Tennessee and the other located in Montreal, Quebec, and to relocate our U.S. wholesale distribution facility to the Decatur, Alabama plant location. Our decision was based on the unsatisfactory financial performance and business outlook for the facilities and the expected continuation of such financial performance. Our Jackson, Tennessee facility produced enhanced surface welded tube which was transitioned to outsourced tube from our Strategic Sourcing program. The Montreal, Quebec facility produced Commercial Products, Rod and Bar Products and some Wholesale Products for the Canadian and U.S. markets. A substantial portion of the Commercial and Wholesale Products were transferred to our London, Ontario and Decatur, Alabama facilities. The two facilities that were closed employed approximately 400 persons at the time of announcement.

We recognized restructuring charges due to these closures and consolidation during the three and nine months ended September 30, 2007 before tax totaling $5.4 million (of which $0.4 million was cash) and $9.1 million (of which $2.8 million was cash), respectively. Non-cash restructuring charges include $4.1 million and $5.5 million for the three and nine month reporting periods related to impairment of assets at our Jackson, Tennessee facility. During the third quarter of 2006 we recognized restructuring charges before tax totaling $55.6 million related to these same closures and consolidation.

At the end of the first nine months of 2007 we had reserves of $1.9 million outstanding related to restructuring activities as compared with $23.3 million for the same period in 2006. See Note 13, Restructuring and Impairment Charges, to the Notes to Unaudited Condensed Consolidated Financial Statements for further details.

Liquidity and Capital Resources

The following table sets forth selected information concerning our financial condition:

(In thousands except current ratio)	September 30, 2007 (unaudited)	December 31, 2006	October 1, 2006 (unaudited)
Cash and cash equivalents	$25,770	$17,745	$19,487
Working capital	$82,356	$150,605	$153,069
Total debt	$238,305	$240,000	$237,696
Current ratio	1.36	3.15	2.03

Overview and Outlook

For the first nine months of 2007 we had a net increase in cash and cash equivalents of $8.0 million as compared with a decrease of $1.2 million for the same period last year. Our business has not yet generated sufficient unrestricted cash flow from operations to satisfy all of our working capital needs, interest payment obligations, capital expenditures and other cash requirements. Our normal working capital requirements typically increase during the first half of our fiscal year in line with the business cycle. The significant rise in copper and other metal prices have required us to continue to utilize our liquidity facilities in the first nine months 2007 to supplement our operating cash.

As discussed in Note 5 (Recapitalization Plan) of the Notes to the Unaudited Condensed Consolidated Financial Statements, we have completed the first phase of our recapitalization plan, a private placement of 50,000 shares of Preferred Stock, for $50 million. Pursuant to our recapitalization plan, in August 2007, we commenced a common stock rights offering, which expired on October 29, 2007 resulting in gross proceeds of $28.0 million. Additionally, under the terms of the call option described in the Preferred Stock Purchase Agreement, we anticipate that Alpine and Plainfield will purchase a additional shares of Preferred Stock for $4.6 million.

The proceeds from the initial sale of $50 million of Preferred Stock and the results of the rights offering, pursuant to our recapitalization plan described above, we have repurchased all receivables outstanding under the receivables sale facility as of November 7, 2007

The Company is currently discussing with a number of financial institutions a refinancing transaction with respect to our Senior Notes, our secured revolving credit facility and our receivables sale facility, which we expect to complete in the first quarter of 2008. The Company believes the sources of funds received as noted above and other alternatives being explored in regards to refinancing our Senior Notes and liquidity facilities will be successful and completed prior to their maturity dates, although there can be no assurance that current and future discussions and negotiations will result in satisfactory refinancing of these Senior Notes and liquidity facilities.

We believe that the availability under these facilities, combined with unrestricted cash on hand in North America and the capital infusions we have received and plan to receive in connection with the execution of our recapitalization plan, will provide the liquidity required to support our operations and continue our strategic initiatives through 2007. Our secured revolving credit facility and our receivables sale facility expire on April 28, 2008, our 7.375% Senior Notes mature on August 1, 2008 and our 10.5% Senior Notes mature on April 1, 2009. We are currently discussing with a number of financial institutions a global refinancing transaction with respect to our 10.5% and 7.375% Senior Notes, our secured revolving credit facility and our receivables sale facility, which we expect to close in the first quarter of 2008.

See the discussion of risks related to our liquidity under Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K/A for the year ended December 31, 2006, as updated in the “Risk Factors” section in Part II, Item 1A of this report.

Sources of Liquidity

Our principal sources of liquidity in the first nine months of 2007 were cash and cash equivalents, amounts available under our liquidity facilities and cash proceeds from the sale of equity in connection with our recapitalization plan outlined in “Recapitalization Plan,” above. We believe funds generated from these sources will be adequate to finance anticipated business plans and strategic initiatives subject to the successful refinancing of our debt as noted above.

Cash and cash equivalents. In the first nine months of 2007, cash and cash equivalents increased by $8.0 million. Cash and cash equivalents as of September 30, 2007 and December 31, 2006 were $25.8 million and $17.7 million, respectively, of which approximately $16.7 million and $12.8 million, respectively, were held by subsidiaries located outside the U.S.

Our liquidity is affected by restricted cash balances which are not available for general corporate use, totaling $5.6 million at September 30, 2007 and $6.0 million at December 31, 2006. At September 30, 2007 restricted cash included $4.9 million in margin deposits related to our metal and gas hedging programs, $0.7 million as collateral to secure our travel and purchase credit card programs and $5 thousand to secure a letter of credit for the Canadian Customs Bureau. At December 31, 2006, restricted cash included $3.6 million related to margin deposits on our metal and natural gas hedge programs, $0.8 million as collateral to secure our travel and purchase credit card programs, and $0.7 million to secure a letter of credit for a loan made by the Portuguese government. Also included were $0.4 million as a deposit for the Monterrey, Mexico facility lease and $0.3 million in escrow related to the sale of our former Roxboro, N.C. facility, (which were reclassified in 2007 on the Condensed Consolidated Balance Sheet from restricted cash to deferred charges, net), and $0.2 million to secure a letter of credit for the Canadian Customs Bureau.

Amounts available under liquidity facilities. Our receivables sale facility and secured revolving credit facility, as well as a credit facility in The Netherlands, are available for working capital needs. Our ability to access these liquidity facilities depends on the amount of available borrowing base or eligible receivables, less any required reserves or holdbacks, and is subject to our compliance with the terms and conditions of the facility agreements, including financial covenants. At September 30, 2007, we were in compliance with all such covenants. In the event we were to default on any of our other debt, it may constitute a default under our liquidity facilities as well.

We had no borrowings under our secured revolving credit facility at September 30, 2007, and approximately $23.3 million of standby letters of credit outstanding. After taking into account an additional $3.2 million of reserves and other holdbacks, we had $11.5 million in additional borrowing availability under our secured revolving credit facility as of that date. As of September 30, 2007, the value of receivables eligible to be purchased, associated with our receivables sale facility, totaled approximately $74.3 million. We had $42.0 million outstanding under the facility at September 30, 2007, leaving approximately $32.3 million in availability as of this date.

Proceeds from the sale of Preferred Stock. As noted above, during the first quarter of 2007 we received $45.2 million in cash ($50.0 million less costs of $4.8 million) under the recapitalization plan.

Uses of Liquidity

Our principal uses of liquidity in the first nine months of 2007 were funding net cash used for operations, working capital needs, capital expenditures, payments related to our outstanding debt, Preferred Stock dividends, funding of pension obligations and investment purchases in our Rabbi Trust for severance and other payments required under various change of control agreements.

Net cash used for operations. Net cash used for operating activities in the first nine months of 2007 was $33.7 million. Net cash used for operating activities in the first nine months of 2006 was $2.5 million. The increase in net cash used by operations in 2007 versus 2006 is primarily the result of funds used to support the impact on working capital from higher copper prices plus the decrease in the use of the receivables sale facility.

Working capital needs. Working capital on September 30, 2007 decreased $70.7 million from $153.1 million on October 1, 2006 to $82.4 million. An increase in working capital as a result of both a year over year reduction of $19.1 million in the utilization of the receivables sale facility and shorter terms required by our major metal suppliers resulting in a reduction of our trade accounts payables of $36.5 million, was more than offset by reductions in working capital due to the reclassification of the $136.7 million in outstanding 7.375% Senior Notes due August 31, 2008 from long term to short term debt and a reduction of 9.8 million pounds of inventory. Due to the normal seasonality of our business, we have historically required higher levels of working capital during the first half of the year.

Capital expenditures. In the first nine months of 2007, capital expenditures totaled $3.3 million versus $3.8 million for the same period in 2006. Capital expenditures include asset replacement, environmental and safety compliance, cost reduction and productivity improvement items. Projected capital expenditures for 2007 are $5.5 million.

Payments related to our outstanding debt and other financing facilities. In the first nine months of 2007, we made interest and other fee cash payments on our senior notes, liquidity facilities and other debt totaling $16.8 million, as compared to payments of $17.4 million during the same period in 2006. A decrease in the utilization of our receivables sale facility in 2007 as compared with the amount utilized in 2006 lowered our loss on the sale of receivables to $2.2 million in the first nine months of 2007 from $3.7 million for the first nine months of 2006.

On August 25, 2006 we terminated the interest rate swap on our 7.375% Senior Notes and paid Wachovia $1.8 million representing the interest accrued through the date of termination in August and the termination fee. We are amortizing the termination fee over the remaining term of the underlying Senior Notes.

Preferred Stock dividends. During the first nine months of 2007 we paid $1.9 million in Preferred Stock dividends.

Funding of pension obligations. In the first nine months of 2007 we made contributions of $2.2 million to our Canadian defined benefit pension plans. This contribution funded the pension plans (operational and salary) enabling the purchase of annuities for all covered employees satisfying our obligations under these plans. In the nine months ended September 30, 2007 we made contributions in the amount of $0.3 million to our U.S. qualified defined benefit pension plan. See Note 15, Pension Plans, to the Notes to Unaudited Condensed Consolidated Financial Statements for further details. In the first nine months of 2006 we made contributions of $1.8 million to the U.S. plans and $2.1 million to the Canadian plans.

Funding of the Rabbi Trust for severance and other payments. During the first and second quarters, respectively, we funded $2.9 million and $1.7 million for certain employees affected by the change in control. Additionally, in the third quarter we made $3.1 million in payments from the Rabbi Trust, including $0.1 million of accumulated interest.

Off-Balance Sheet Arrangements

During the quarter ended September 30, 2007, there were no material changes to the information regarding the off-balance sheet arrangements disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2006 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements”.

Other than the receivables sale facility, we had no other off-balance sheet arrangements as of September 30, 2007 that either have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity Facilities

As described in Notes 10 and 11 of the Notes to Consolidated Financial Statements contained in our 2006 Form 10-K/A, our financing arrangements consist of (i) our 7.375% Senior Notes due August 2008 and our 10.5% Senior Notes due April 2009, of which $136.7 million and $99.1 million, respectively, were outstanding as of September 30, 2007; (ii) our liquidity facilities described below; and (iii) certain other credit arrangements with respect to our non-U.S. operations. As noted above, we are currently discussing with a number of financial institutions various alternatives to a global refinancing transaction with respect to our 10.5% and 7.375% Senior Notes, our secured revolving credit facility and our receivables sale facility, which we expect to close in the first quarter of 2008. However, we cannot assure that the global refinancing transaction with respect to our 7.375% and 10.5% Senior Notes and our liquidity facilities will close in the first quarter of 2008. The agreements governing our liquidity facilities, and the indentures governing our Senior Notes, contain cross default provisions. As of September 30, 2007, we were in compliance with the covenants contained in the agreements governing our liquidity facilities and in the indentures governing our Senior Notes.

During the third quarter of 2007, our liquidity facilities consisted of a receivables sale facility of up to $90 million and a secured revolving credit facility of up to $35 million. In addition, we have a silver consignment facility under which we may request consignments of silver with an aggregate value of up to the lesser of $25 million or 90% of the aggregate undrawn face amount of the letters of credit required to be provided to the facility provider. We view our receivables sale facility and our secured revolving credit facility as sources of available liquidity. We view our silver consignment facility as a source of indirect liquidity because it allows us to reduce the amount of working capital necessary to fund our silver raw material requirements.

The terms of each of these liquidity facilities, as amended to date, are described in Notes 10 and 11 of the Notes to Consolidated Financial Statements contained in our 2006 Form 10-K/A, as updated by the disclosure in Note 8 to the Unaudited Condensed Consolidated Financial Statements contained in our Form 10-Q for the quarters ended April 1, 2007 and July 1, 2007. The amounts available and outstanding under the liquidity facilities as of September 30, 2007, are described in Notes 8 and 9 to the Unaudited Condensed Consolidated Financial Statements, above.

Environmental Matters

We are subject to extensive environmental regulations imposed by local, state, federal and provincial authorities in the U.S., Canada, China, Portugal and Mexico with respect to air emission, discharges to waterways, and the generation, handling, storage, transportation, treatment and disposal of waste material, and we have received various communications from regulatory authorities concerning environmental matters. We have accrued undiscounted estimated environmental remediation costs related to our operating facilities of $13.0 million as of September 30, 2007, consisting of primarily $12.4 million for our closed Montreal facility. Based upon information currently available, we believe that the ultimate remediation costs for these matters are not reasonably likely to have a material effect on our business, financial condition or results of operations. However, actual costs related to these environmental matters could differ materially from the amounts we estimated and have accrued at September 30, 2007, and could result in additional exposure if these environmental matters are not resolved as anticipated.

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

Commodity Price Risks

The price our customers pay for a product includes a metal charge that represents, in some cases, the market value of the copper used in that product as of the date we ship the product to the customer. Effective September 1, 2005, we began charging certain customers the previous monthly average COMEX price for metal. This pricing model is expected to serve as a natural hedge against changes in the commodity price of copper, and allows us to better match the cost of copper with the selling price to our customers. However, as an accommodation to our customers, we often enter into fixed price commitments to purchase copper on their behalf in order to fix the price of copper in advance of shipment. We account for these transactions as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and by SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (hereinafter collectively referred to as “SFAS 133”). The fair value of these derivative assets is recognized in prepaid expenses and other assets in the Consolidated Balance Sheet. Hedge ineffectiveness, effectiveness, and excluded amounts are recognized in the Consolidated Statement of Operations under cost of goods sold. Amounts held in Other Comprehensive Income are reclassified to earnings at the point customer commitments are realized. Information regarding this type of derivative transaction is as follows:

(In millions)	Three months ended September 30, 2007	Nine months ended September 30, 2007
Gains (losses) arising from ineffectiveness included in earnings	$0.1	$(0.2)
Gains reclassified from other comprehensive income (“OCI”) to earnings	$0.7	$1.4

(In millions)	September 30, 2007	October 1, 2006
Aggregate notional value of derivatives outstanding	$9.6	$9.8
Period through which derivative positions currently exist	September 2008	December 2007
Fair value of derivatives – asset	$1.0	$1.3
Increase (decrease) in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(1.1)	$0.8
Deferred gains included in OCI	$0.9	$2.1
Gains included in OCI to be recognized in the next 12 months	$0.9	$2.0
Number of months over which gain in OCI is to be recognized	12	15

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

(In millions)	Three months ended September 30, 2007	Nine months ended September 30, 2007
(Losses) arising from ineffectiveness included in earnings	$(0.1)	$(0.5)
Gains (losses) reclassified from other comprehensive income (“OCI”) to earnings	$0.1	$(0.2)

(In millions)	September 30, 2007	October 1, 2006
Aggregate notional value of derivatives outstanding	$18.4	$4.1
Period through which derivative positions currently exist	December 2007	December 2006
Fair value of derivatives –asset (liability)	$(0.9)	$2.1
Increase (decrease) in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(1.9)	$0.6
Deferred gains (losses) included in OCI	$(0.9)	$0.5
(Losses) included in OCI to be recognized in the next 12 months	$(0.9)	$(0.5)
Number of months over which (loss) in OCI is to be recognized	3	3

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

	Three months ended September 30, 2007	Nine months ended September 30, 2007
(In millions)
(Losses) arising from ineffectiveness included in earnings	$(0.3)	$0.0

(In millions)	September 30, 2007	October 1, 2006
Aggregate notional value of derivatives outstanding	$21.7	$24.7
Period through which derivative positions currently exist	December 2007	December 2006
Fair value of derivatives –asset (liability)	$(2.7)	$0.1
(Decrease) in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(2.4)	$(2.5)

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

	Three months ended September 30, 2007	Nine months ended September 30, 2007
(In millions)
Gains arising from ineffectiveness included in earnings	$0.0	$0.5

(In millions)	September 30, 2007	October 1, 2006
Aggregate notional value of derivatives outstanding	$1.6	N/A
Period through which derivative positions currently exist	December 2007	N/A
Fair value of derivatives – liability	$(0.3)	N/A
Decrease in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(0.2)	N/A

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

	Three months ended September 30, 2007	Nine months ended September 30, 2007
(In millions)
(Losses) arising from ineffectiveness included in earnings	$(0.3)	$(1.6)
(Losses) reclassed from other comprehensive income (“OCI”) to earnings	$(0.1)	$(0.1)

(In millions)	September 30, 2007	October 1, 2006
Aggregate notional value of derivatives outstanding	$3.3	$9.7
Period through which derivative positions currently exist	December 2008	December 2008
Fair value of derivatives – (liability)	$(0.5)	$(1.2)
(Decrease) in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(0.3)	$(0.8)
Deferred (losses) included in OCI	$(1.3)	$(4.8)
(Losses) included in OCI to be recognized in the next 12 months	$(1.0)	$(2.4)
Number of months over which (loss) in OCI is to be recognized	15	27

Foreign Currency Exchange Risk

We are subject to market risk exposure from fluctuations in foreign currencies. Foreign currency exchange forward contracts may be used from time to time to hedge the variability in cash flows from the forecasted payment or receipt of currencies other than the functional currency. We do not enter into forward exchange contracts for speculative purposes. These forward currency exchange contracts and the underlying hedged receivables and payables are carried at their fair values, with any associated gains and losses recognized in current period earnings. These contracts cover periods commensurate with known or expected exposures, generally within three to five months. As of September 30, 2007, we had forward exchange contracts outstanding to sell foreign currency with a notional amount of $2.9 million. The estimated fair value of these forward exchange contracts to sell foreign currency was a loss of $83 thousand. The effect of a 10% adverse change in exchange rates would reduce the fair value by approximately $0.3 million.

Interest Rate Risk

In October 2002, we entered into an interest rate swap transaction on $50.0 million of our 7.375% Senior Notes. The interest rate swap called for semi-annual interest payments on February 1 and August 1, a floating interest rate based upon the nine month LIBOR rate plus a spread of 3.76%, and an August 1, 2008 maturity date.

On August 25, 2006, we terminated the interest rate swap and paid Wachovia Bank, National Association (Wachovia) $1.8 million representing the interest accrued through the date of termination in August and the termination fee. The termination fee of $1.7 million is being amortized over the remaining life of the 7.375% Senior Notes. As of September 30, 2007, the unamortized amount was $0.8 million. The termination fee, which was locked in on the date of the termination, is the net present value of the amount of interest which exceeded the fixed rate of 7.375% for the balance of the term of the interest rate swap. Taking into account the gain recorded from the inception of the interest rate swap to the termination of $1.1 million and the termination fee of $1.7 million or a net increase in interest of $0.6 million, the effective annual rate of the underlying Senior Notes is 7.578% through the maturity date.

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

We concluded that our disclosure controls and procedures were not effective as of December 31, 2006 as a result of a material weakness in our internal control over financial reporting with respect to reporting restricted cash, namely, that we did not have adequate policies and procedures to ensure the appropriate classification and accounting for restricted cash in our balance sheets and cash flow statements in accordance with SFAS No. 95, Statement of Cash Flows (“SFAS 95”). Specifically, our training processes had not emphasized SFAS 95 and other current SEC developments; accordingly, our preparation of financial statements and review processes failed to detect non-compliance with SFAS 95 regarding the classification of restricted cash. This deficiency resulted in a material misstatement of our 2004 and 2005 cash flows provided by (used for) investing activities and resulted in an amendment to our Annual Report on Form 10-K for the year ended December 31, 2006 to restate the financial statements for the years ended December 31, 2006, 2005 and 2004 as discussed in Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements. As of September 30, 2007, we believe our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

Based upon the evaluation performed by our management, which was conducted with the participation of Messrs. Karp and Deason, other than the changes made to our internal control over financial reporting related to accounting for restricted cash as disclosed above and in our Form 10-K/A, there has been no change in our internal control over financial reporting during the third quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

The Company has included in its Annual Report on Form 10-K/A for the year ended December 31, 2006 and its Form 10-Q for the quarters ended April 1, 2007 and July 1, 2007 a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (“Risk Factors”). The Risk Factors are hereby incorporated in Part II, Item 1A of this Form 10-Q. The information presented below updates, and should be read in conjunction with, the Risk Factors.

Our net operating loss carryforwards may expire unutilized, which could prevent us from offsetting future taxable income.

As of December 31, 2006, we had U.S. federal NOL carryforwards of $105.0 million, which expire at various times beginning in 2007 through 2026. These NOL carryforwards are subject to a valuation allowance due to the uncertain nature of the realization of the losses. In addition, Section 382 of the Internal Revenue Code imposes certain restrictions on the utilization of NOL carryforwards and other tax attributes after an ownership change, as defined in Section 382. On February 16, 2007 we had a Section 382 ownership change which will significantly limit the possible utilization of NOL carryforwards in the future. Accordingly, in the event we would otherwise be able to utilize the NOL carryforwards to offset taxable income generated in this or future tax years, we will be subject to an annual limitation of approximately $1.3 million of these NOL for U.S. federal income tax purposes. We may not be able to achieve sufficient profitability to utilize some or all of our NOL carryforwards prior to their expiration.

The dividends we pay on our Preferred Stock will continue to increase if we are unable to meet, or if the holders of the Preferred Stock do not waive, certain registration requirements.

Under the terms of the Preferred Stock, if the shares of common stock underlying the Preferred Stock are not registered for resale under the federal securities laws following June 16, 2007, the dividend rate we pay on the Preferred Stock increases for each quarterly dividend period this condition remains unsatisfied. The preferred stockholders provided a conditional waiver to the dividend rate increase occurring on July 31, 2007 provided that this condition was satisfied on or prior to that date. However, we have not yet satisfied this requirement and the preferred stockholders have not granted us a further waiver. As a result, the dividend rate on the Preferred Stock was adjusted to 8.5% beginning with the quarter ended July 31, 2007. The dividend rate will be subject to further adjustment until this condition is satisfied. We are currently negotiating with the preferred stockholders regarding a waiver or modification of these dividend adjustment provisions. If we are unable to either satisfy this condition or successfully negotiate a waiver, our dividend rate will rise to a maximum of 10%.

Alpine and/or Plainfield may not exercise their call option to purchase 4,620 shares of Preferred Stock.

Under the terms of the call option described in the Preferred Stock Purchase Agreement, Alpine and/or Plainfield have an option to purchase additional shares of Preferred Stock, following the results of the rights offering, in order to maintain their fully diluted ownership in Wolverine at 55%. At the conclusion of the rights offering on October 29, 2007, Alpine and Plainfield’s fully diluted ownership in Wolverine was approximately 53%. We expect that Alpine and/or Plainfield will exercise their call option. However, if Alpine and/or Plainfield elect not to purchase the additional shares of Preferred Stock, Wolverine will not receive the $4.6 million in additional capital funds as anticipated.

The actual cost and benefits of our plan to discontinue our U.S. plumbing tube business and close two manufacturing facilities may differ from our expectations.

On November 6, 2007, we announced plans to discontinue our U.S. plumbing tube business and close our manufacturing facilities in Decatur, Alabama and Booneville, Mississippi by the end of 2007. In connection with this decision, we also announced that we will eliminate approximately 40% of our corporate, general and administrative positions. We expect to record an impairment and restructuring charge totaling approximately $73 million in the fourth quarter of 2007 as a result of these actions. We also expect to generate approximately $26 million in cash from the realization of net working capital after related cash costs to be incurred in 2008. Our estimates with respect to the charges, expenses, cost savings and cash generation relating to these actions may be further refined depending on subsequent developments or additional analysis, and actual charges , expenses, cost savings and cash generation will not be known until we have finalized the details of our closure plan. In addition, there are a number of risks and uncertainties with respect to these actions that could cause actual results to differ significantly from our expectations, and could otherwise have a negative impact on our business, financial condition and prospects, including unanticipated delays, difficulties or costs in closing the facilities; delays or difficulties in achieving and sustaining anticipated operating efficiencies, cost savings and cash generation from these actions; the amounts and timing of the liquidation of assets in compliance with debt covenants (or the ability to obtain applicable waivers from lenders); the effect of restructuring on our liquidity position, including the effect of any asset liquidations on available amounts under our liquidity facilities; the amounts and timing of satisfaction of liabilities associated with the termination of operations at the facilities; and the effect of the restructuring initiatives on competitiveness and customer demand, including the ability of our reorganized operations to meet customer expectations.

The announcement to discontinue U.S. plumbing tube manufacturing and the closure of two production facilities could have an adverse effect on our relationships with our employees, suppliers and customers.

Wolverine has announced plans to discontinue the manufacturing in the United States of plumbing tube and certain industrial tube products and close two of our manufacturing facilities. The

Company will outsource some of its raw materials from third parties. These actions may result in work stoppage, interruption of raw material supply or slow downs and thus could negatively impact our ability to serve our customers. Additionally, certain customers may not utilize Wolverine as its supplier of copper tube and other products due to the reduction in our product offering.

Item 6.	Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

WOLVERINE TUBE, INC.

Dated: November 9, 2007	By:	/s/ James E. Deason
	Name:	James E. Deason
	Title:	Senior Vice President, Chief Financial Officer and Secretary