Form 10-K
period 2007-12-31
WOLVERINE TUBE INC
filed 2008-03-31
CIK 821407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2007,

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒

Note: The registrant, as a voluntary filer, is not subject to the filing requirements under Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) but has been filing all reports required to be filed by those sections for the preceding 12 months.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,”‘ “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 2, 2007 was approximately $25,156,605 based upon the closing price of $1.75 for the Common Stock reported for such date on the Over the Counter Bulletin Board. For purposes of this disclosure, shares of Common Stock held by executive officers, directors and other affiliates of the registrant have been excluded because such persons may be deemed to be affiliates.

Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date:

Class	Outstanding as of March 24, 2008
Common Stock, $0.01 par value	40,623,736 Shares

FORM 10-K

YEAR ENDED DECEMBER 31, 2007

PART I

Item 1.	Business

General

Wolverine Tube, Inc. (the Company, Wolverine, we, our, or us) is a global manufacturer and distributor of copper and copper alloy tube, fabricated products, and metal joining products. Our focus is on custom-engineered, higher value-added tubular products, including fabricated copper components and metal joining products, which enhance performance and energy efficiency in many applications, including: commercial and residential heating, ventilation and air conditioning, refrigeration, home appliances, industrial equipment, power generation, petrochemicals and chemical processing.

Our technological expertise has helped us to establish strong and long-standing relationships with many of the leading Original Equipment Manufacturers (OEMs) that use our higher value-added copper tube, and enables us to maintain a leading market share in our most important product lines and geographic markets.

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

We have filed, as exhibits to our Annual Report on Form 10-K, the certifications of our principal executive officer and principal financial officer under Sections 906 and 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of our public disclosure. We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act. We are no longer required to file reports under Section 13 or 15(d) of the Exchange Act. However, we file all reports required to be filed by those sections as a voluntary filer. You may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains our electronically filed reports, information statements, and other information.

Competition

The markets in which we compete are highly competitive. Several of our competitors produce only copper tube products of a limited type. In contrast, we produce a broad range of copper products, such as enhanced surface technical tube for large commercial air conditioners used in high-rise buildings, industrial tube and fabricated assemblies used in residential and light commercial air conditioning units, wholesale tube used in commercial and residential construction, as well as tube used in power generation and petrochemical applications. Moreover, our metal joining products are used in almost all of these applications.

While no single company competes with us in all of our product lines, we face significant competition in each product line. Cerro Flow Products, Inc., Industrias Nacobre S.A. de C.V., KobeWieland Copper Products Inc., Wieland-Werke AG, Mueller Industries Inc., Luvata, The Harris Products Group, Hitachi, Furukawa, Sumitomo and others compete against us in one or more product lines. We also face competition from China-based copper tube manufacturers who compete with us both in China and in other parts of the world.

Minimal product differentiation among competitors in the United States (“U.S.”) wholesale product categories creates a pricing structure that enables customers to select products almost exclusively on price. In these product lines, certain of our competitors have significantly larger market shares than us, and tend to be price leaders in the industry. We realigned the manufacturing facilities which produced certain products made and sold in the U.S. wholesale market resulting in the closure of our Decatur, Alabama and Booneville, Mississippi facilities in 2007 where we felt we could no longer compete efficiently. In Canada, we have more of a niche position in the wholesale market providing third party certified products, particularly in large outside diameter products. For certain of our higher value-added commercial products, we compete primarily on the technological advantages of these products

We could be adversely affected if new technologies emerge in the air conditioning, refrigeration or other consumer industries that reduce or eliminate the need for copper and copper alloy tube, fabricated copper components, and metal joining products. Certain of our products, such as plumbing tube, compete with products made of alternative materials, such as polybutylene plastic. Aluminum is also a substitute product in residential air conditioning units. Increases in the price of copper, or sustained high copper prices could decrease the relative attractiveness of copper products in cases where alternatives exist and are allowable by local law or code, thereby adversely affecting our business, operating results or financial condition.

Product Segments

In 2007, we classified our products as commercial products and wholesale products. Commercial products (industrial tube, technical tube, copper alloy tube, fabricated products and metal joining products) are used by our customers in unitary air conditioners for residential and light commercial construction, chillers for commercial buildings and other industrial applications. These products, in most cases, begin with a basic extruded tube and through a number of value added processes emerge for shipment to our customers in a form which enhances the performance of, or reduces the sub-assembly of their products which serve a number of functions and purposes in the HVAC and related application markets. In all cases these products are shipped directly to an end use customer who services the retail and wholesale HVAC markets. Wholesale products are used primarily by residential and commercial contractors for use in new and/or replacement construction of homes and commercial buildings and by individuals for similar applications. All products (plumbing and refrigeration) in this segment are produced in a similar fashion, generally with smooth inside and outside surfaces and in various diameters and lengths. These products are sold to wholesalers that service the plumbing and refrigeration industries, not to end users directly. Generally the terms of sale of these products are similar. We service these wholesalers from a wide variety of specifications produced to stock and we store these products in a warehouse where the customers can either pick up their orders or we can pick from stock and ship via a common carrier.

Commercial Products

Commercial products consist of several types of technically enhanced tube and fabricated products made to customer specifications, as well as our metal joining products. We believe that we are the primary supplier of one or more commercial products to some of the world’s largest and best known OEMs, particularly in the commercial and residential heating ventilation and air-conditioning, refrigeration and home appliance industries. Our technical tube and fabricated products are custom designed and manufactured for specific customer applications and are sold directly to OEMs.

Commercial product sales accounted for 75% of our net sales in 2007 as compared with 72% in 2006, and 69% in 2005. Our distribution business, which was historically included in a discontinued rod, bar and other products segment until the end of 2006, is now included in the commercial products segment, and the percentages have been adjusted accordingly.

Commercial products include:

Industrial Tube

Our small and medium diameter copper tube used primarily by residential and light commercial air conditioning, appliance, refrigeration equipment and plumbing fittings and fixture manufacturers is known as “industrial” tube. Much industrial tube is made to customer specifications for equipment manufacturing. Our industrial tube products include smooth straight tube, copper coils both smooth and enhanced, and very small diameter capillary tube. Early in 2005, we began importing for resale in North America both internally enhanced and smooth industrial tube manufactured by a Chinese tube producer with which we have entered into a multi-year exclusive supply arrangement (see Strategic Sourcing North America Program below).

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

Copper Alloy Tube

Copper alloy tube (principally copper mixed with nickel) is used for certain severe applications and corrosive environments such as condenser tubes and heat exchangers in power generating plants, chemical plants and refineries. Our copper alloy tube products have included smooth and surface enhanced tube produced from a variety of alloys. Included in the alloy tube category are surface enhanced titanium, brass and steel tube produced from smooth tube supplied by outside sources. The closure of the Montreal plant in late 2006 allowed us to exit the unprofitable manufacturing of alloy tube. We have continued however to buy and resell alloy tube, in some cases introducing value-added features such as finning or internal enhancement.

Fabricated Products

Fabricated products encompass a wide variety of copper, copper alloy, steel, titanium and aluminum tube products and sub-assemblies for a number of different applications. Precision drawn tube in a variety of cross-sectional shapes and alloys can be supplied in customer specified straight lengths or coils. Specialty fabricated parts, complex brazed assemblies and components (such as return bends and manifolds) are produced for a wide range of applications. Capabilities include cutting, bending/swaging, end spinning, hole piercing/drilling, specialized coiling and brazing. Our strength comes from our outsourcing specialties which provide value-added services to our customers.

During 2007, we determined that our Small Tube MFG., LLC (“STP”) business located in Altoona, Pennsylvania was not central to our business model and strategy and we solicited offers to purchase said business. On February 29, 2008, we closed on the sale of our Small Tube Products business. The small tube based operation produced precision redraw and cut tubing for a variety of applications including the welding, controls, transportation and electrical industries. This business had been included in Wolverine’s fabricated products in previous reporting and is now shown as discontinued operations in our financial information in this Form 10-K.

Metal Joining Products

Metal joining products include brazing alloys, fluxes and lead-free solder used in the air conditioning, plumbing, electronic, electrical component, jewelry, catalyst, lighting, shipbuilding, aerospace, general industrial and other metal-joining industries. There are over 2,000 product variations in this category.

Wholesale Products

Wholesale products consist of plumbing and refrigeration service tube produced in standard sizes and lengths primarily for plumbing, air conditioning and refrigeration service applications. These products are considered commodity products because price, availability and delivery are the driving competitive factors. Wolverine’s plumbing tube and refrigeration service tube are sold primarily through wholesalers and master distributors. In the Canadian market, we provide third party certified products, particularly in large outside diameter products.

On November 6, 2007, we announced the planned closing of our manufacturing facilities located in Decatur, Alabama and Booneville, Mississippi on or about December 31, 2007. The Decatur and Booneville operations primarily serve the U.S. copper plumbing tube and smooth industrial tube markets. However, we continue to be a niche player in industrial plumbing tube in Canada., and to a lesser extent, we continue to supply certain wholesale products manufactured in Canada to U.S. customers .

Wholesale product sales accounted for 25% of our net sales in 2007 as compared with 24% in 2006 and 24% in 2005.

Rod, Bar and Other Products

Rod, bar and other products consist of a broad range of copper and copper alloy solid products, including round, rectangular, hexagonal and specialized shapes. Brass rod and bar are used by industrial equipment and machinery manufacturers for valves, fittings and plumbing goods. Copper bars are used in electrical distribution systems and switchgear. Copper and copper alloy rod and bar products are sold directly to manufacturers and to service centers that keep an inventory of standard sizes. On September 13, 2006 we announced the closure of manufacturing facilities located in Montreal, Quebec. This closing allowed us to exit the underperforming rod and bar products by the end of 2006.

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

International

Our foreign sales are derived from both internal salespeople and foreign sales agents. We maintain sales, marketing and business development offices in Apeldoorn, the Netherlands and in Shanghai, China.

For information concerning sales, gross profit, and certain other financial information and foreign and domestic operations see Note 23, Industry Segments and Foreign Operations, of the Notes to Consolidated Financial Statements.

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

Markets

Major markets for each of our product lines are set forth below:

Products	Major Markets
Commercial Products:

Technical Tube	Commercial air conditioning manufacturers, power and process industry, heat exchanger manufacturers, water, swimming pool and spa heater manufacturers and oil cooler manufacturers.

Industrial Tube	Residential and light commercial air conditioning manufacturers, appliance manufacturers, automotive manufacturers, industrial equipment manufacturers, refrigeration equipment manufacturers plumbing fittings and fixture manufacturers, and redraw mills (which further process the tube).

Copper Alloy Tube	Utilities and other power generating companies, refining and chemical processing companies and heat exchanger manufacturers.

Fabricated Products	Commercial and residential air conditioning manufacturers, refrigeration manufacturers and consumer appliance manufacturers, automotive, controls, welding, electrical, marine, building, heat transfer and other general industrial applications.

Products	Major Markets
Metal Joining Products	Residential and commercial air conditioning manufacturers, plumbing, electronic, lighting, shipbuilding, aerospace, catalysts, jewelry and other metal joining industries.

Wholesale Products	Plumbing and refrigeration service wholesalers and distributors.

Key Customers

In 2007, 2006, and 2005, our 10 largest customers accounted for approximately 60.2%, 51.2%, and 49.7%, respectively, of our consolidated net sales. In 2007, we had three customers who accounted for 13.5%, 11.5% and 10.9% respectively of consolidated net sales. No single customer accounted for 10% or more of our consolidated net sales in any of the previous years.

Backlog

A significant part of our sales is based on short-term purchase orders. For this reason, historically we have not maintained a backlog, and believe that a backlog is not a meaningful indicator of our future results. A significant amount of our sales result from customer relationships wherein we provide a high degree of specialized service and generally become the largest supplier of a customer’s copper and copper alloy requirements. Under these arrangements, our customers provide forecasts of their requirements, against which purchase orders are periodically released. In several cases, we have entered into multi-year arrangements with major customers in order to continue serving as the predominant supplier.

Manufacturing Processes

The manufacture of copper, fabricated products and metal joining products consists of manufacturing processes including casting, extruding, drawing, forming, joining and finishing. In most cases, raw material is first cast into a solid cylindrical shape or “billet.” The billet is then heated to a high temperature, a hole is pierced through the center of the cylinder, and the cylinder is then extruded under high pressure. Material is then either drawn to smaller sizes, or reduced on a forging machine and then drawn to a smaller size. The outside and/or inside surface may be enhanced to achieve the desired heat transfer qualities. Depending on customer needs, bending, shaping, precision cutting, forming, annealing (heating to restore flexibility), coiling or other operations may be required to finish the product.

Raw Materials, Suppliers and Pricing

Our principal raw materials are copper, nickel, zinc, tin and silver. We contract for our copper requirements through a variety of sources, including producers, merchants, brokers, dealers, industrial suppliers and scrap dealers. Following the announcement in December, 2007 to close our Decatur, Alabama and Booneville, Mississippi plants, we entered into a sole source purchasing agreement with Exeon, Inc. to provide our North American plants with copper. We believe consolidating our purchases in this manner will be more efficient and provide more opportunities to purchase materials from secondary markets. Although these raw materials can be obtained from multiple sources, and while historically we have not suffered any significant limitations on our ability to procure them, any delay or disruption in our suppliers’ ability to provide us with the necessary raw materials may significantly affect our business operations and have a negative effect on our operating results or financial condition.

The key elements of our copper procurement and product pricing strategies are the assurance of a stable supply and the avoidance, where possible, of exposures to metal price fluctuations. Copper prices fluctuate daily, typically using the Commodities Exchange (COMEX) or London Metal Exchange (LME) price as a benchmark. We generally have an “open pricing” option under which we may fix the price of all or a portion of the metal subject to purchase contracts at any time up to the last COMEX or LME trading day in a contract period.

Generally, all products delivered to customers, with the exception of wholesale products, are priced in accordance with one of the following methods: (i) a metal charge based on the average market value of metal in the month or quarter prior to shipment to the customer plus a fixed fabrication charge, (ii) a metal charge based on the market value of metal as of the date of product shipment to the customer plus a fixed fabrication charge or (iii) we may quote a firm price to a customer, which covers both the cost of metal and fabrication charges. In the case of (i), our Company believes that this pricing policy, in conjunction with its inventory turns, provides a natural hedge against changes in the COMEX price of copper. In the case of (ii) and (iii), we work to minimize our exposure to metal price fluctuations through a variety of hedging strategies. When firm prices are quoted to customers, we generally either price an equivalent amount of metal under open pricing arrangements with suppliers, or purchase forward contracts for the equivalent amount of metal. Wholesale products are priced with an “all in” market price, which includes both metal and fabrication charges. It is not our policy to attempt to profit from fluctuations in metal prices by taking speculative commodity derivative positions.

We enter into commodity forward contracts to sell copper and silver in order to mitigate the impact that price changes could have on the value of our inventory. See the Consolidated Financial Statements, Note 2, Summary of Significant Accounting Policies – Derivatives and Hedging Activities and Note 6, Derivatives of the Notes to Consolidated Financial Statements.

We satisfied the majority of our silver requirements through a silver consignment facility with Bank of America, N.A. until mid-December 2006 (when the facility terminated), and thereafter through a facility with HSBC Bank USA, (“HSBC”). Under this agreement, HSBC consigns certain amounts of silver to us for a fee. Upon shipment to customers, when title passes to us, we must replace the silver at the then current market price. See Note 11, Financing Arrangements and Debt, of the Notes to Consolidated Financial Statements.

Strategic Sourcing North America Program

We have a strategic sourcing agreement with one of the largest China-based copper tube manufacturers to provide products to us for resale to our customers in North America. Under this arrangement, we buy certain types of tubing products from this manufacturer, import these products into the U.S., and warehouse the products until they are required by our customers. As part of the agreement, we are the sole representative of the China-based copper tube manufacturer in North America. We provide value added services such as technical and logistical support, and inventory management for the customer. In addition to this arrangement, we source a portion of our copper and copper alloy tube from other foreign manufacturers.

Research and Development

Our research and development efforts are primarily conducted in our Technology Centers located in Decatur, Alabama and Shanghai, China. We utilize both research and development facilities for new product development, manufacturing process improvements and new product applications. While developing new products, we often work closely with certain major customers in order to develop specific new products for their applications. To complement our research and development capabilities, we occasionally coordinate our efforts with those of universities, and governmental and private research organizations. Through our Technology Centers, we support the engineering and testing of our custom-engineered processes, specialized products and product enhancements, and may make modifications to these based upon customer specifications.

Our company introduced Micro Deformation Technology (MDT) in 2002. This technology is used to develop highly enhanced new heat transfer products for large chiller applications. We continue to participate in several industry, university and governmental research projects relating to more efficient heat transfer tubes for industrial, commercial and residential heating and cooling applications, as well as refrigeration, power generation, electrical cooling, chemical and petrochemical industries. Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. Research and development costs were approximately $2.3 million in 2007, $2.2 million in 2006, and $3.1 million in 2005.

Generally, our research and development efforts are aimed at developing new products for our customers which we pass along to the extent possible in the form of increased prices. The remainder of our efforts are focused on our response to competitive developments and cost reduction activities aimed at improving our margins.

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

We regularly protect our innovative products and manufacturing processes with patents, and our product brands and logos with trademarks. We have secured protection of our rights in the U.S., Canada, Mexico, the European Union, Asia, South America, and Africa. We hold over 70 issued patents and over 50 registered trademarks, in over 25 countries, and we regularly continue to file additional patent and trademark applications. Currently, we have over 60 patent applications pending. Our patents and trademarks expire at various times through 2027 and 2017 respectively. Renewals are sought when our patents and trademarks are deemed essential to our business.

Environmental Matters

We are subject to extensive environmental regulations imposed by federal, state, provincial and local authorities in the U.S., Canada, China, Portugal and Mexico with respect to emissions to air, discharges to waterways, and the generation, handling, storage, transportation, treatment and disposal of waste materials. We have received various communications from regulatory authorities concerning certain environmental responsibilities. We have incurred, and may continue to incur, liabilities under environmental statutes and regulations. Some of these liabilities relate to contamination of sites we own or operate or have previously owned or operated (including contamination caused by prior owners and operators of such sites, or adjoining properties), as well as the off-site disposal of hazardous substances.

We have established an accrual of approximately $21.5 million for undiscounted estimated environmental remediation costs at December 31, 2007. The total cost of environmental assessment and remediation depends on a variety of regulatory, technical and factual issues, some of which are not known or cannot be anticipated. While we believe that the accrual, under existing laws and regulations, is adequate to cover presently-identified environmental remediation liabilities as we presently understand them, there can be no assurance that such amount will be adequate to cover the ultimate costs of these liabilities, or the costs of environmental remediation liabilities that may be identified in the future.

Our Company accrued $8.6 million to cover environmental responsibilities related to the closure of our Decatur facility. This includes complete closure of the industrial wastewater treatment system; disposal of industrial waste associated with the facility closure; delineation of any potential soil and groundwater contamination from previously reported events; and reports and analysis prepared for environmental agency approval.

As a result of the closure of the Montreal facility, our Company became subject to certain requirements of the Quebec Environmental Quality Act, which include performing a comprehensive Site Characterization and Rehabilitation Plan. This requires that Phase I and Phase II Environmental Site Assessments (ESA) be performed to determine the amount and extent of any contamination. A Site Rehabilitation Plan and Schedule, based upon the results of the Phase I & II ESAs, also must be submitted to the government for review and approval. The Phase I and Phase II ESAs were completed in 2007. Also, in 2006, we established an environmental liabilities accrual of $11.0 million for the closure of the Montreal facility. This accrual was increased to $12.3 million in 2007 as a result of the strengthened Canadian dollar. The established accrual does not include costs associated with areas that could be contaminated but were not assessed in the Phase I and Phase II ESAs.

We have $0.6 million accrued to meet expected additional costs associated with soil and groundwater contamination remediation at our Ardmore, Tennessee facility. On December 28, 1995, we entered into a Consent Order and Agreement with the Tennessee Division of Superfund, relating to the Ardmore facility, under which the Company agreed to conduct an investigation. That investigation has revealed contamination, including elevated concentrations of volatile organic compounds, in the soil and groundwater in areas of the Ardmore facility. Under the terms of the Order, we submitted a Remedial Investigation and Feasibility Study (RI/FS) Work Plan, which Tennessee accepted on October 30, 1996, and have initiated this Work Plan. We began the Work Plan in September 2005 which continued through December 31, 2007. We will continue the Work Plan and assess our progress with the state of Tennessee until such time the necessary remediation is complete.

We believe our operations are in substantial compliance with all applicable environmental laws and regulations. We utilize an active environmental auditing and evaluation process to facilitate compliance. However, future regulations and/or changes in the text or interpretation of existing regulations may subject our operations to more stringent standards. While we cannot quantify the effect of such changes on our business, compliance with more stringent requirements could make it necessary, at costs which may be substantial, to retrofit existing facilities with additional pollution control equipment and to undertake new measures in connection with the storage, transportation, treatment and disposal of by-products and wastes.

Employees

As of December 31, 2007, we employed a total of 2,610 persons on a full-time basis and 7 on a part-time basis. The closure of the Decatur and Booneville facilities, along with the corporate SG&A headcount reduction, will decrease the number of employees by approximately 470. Additionally, the sale of our STP business in Altoona, Pennsylvania on February 29, 2008 will decrease our number of employees by another 207. Approximately 11% of our current employees are represented by unions comprised of a majority of the hourly employees at our Monterrey, Mexico facility. The Monterrey, Mexico employees are covered by a collective bargaining agreement that expired on January 31, 2008 and was successfully renewed through February 1, 2009.

Executive Officers of the Registrant

The following table sets forth certain information with respect to each of our executive officers as of December 31, 2007:

Name	Age	Position with our Company
Harold M. Karp	52	President and Chief Operating Officer
James E. Deason (1)	60	Senior Vice President, Chief Financial Officer, and Secretary
David A. Owen (2)	62	Senior Vice President, Chief Financial Officer
Garry K. Johnson	52	Senior Vice President, Sales and Customer Relations
James Berry	55	Vice President and General Manager, Global Tube Products
Gene Caudle (3)	61	Vice President — Human Resources
David W. Jordan	53	Vice President Business Development and Strategic Marketing
John H. Van Gerwen	49	Vice President and General Manager, Global Fabricated Products
Allan J. Williamson	60	Vice President Finance, Corporate Controller and Treasurer

(1)	Mr. Deason retired effective December 31, 2007
(2)	Mr. Owen became Senior Vice President and Chief Financial Officer as of January 1, 2008
(3)	Mr. Caudle resigned effective February 21, 2008

Harold M. Karp became the President and Chief Operating Officer of our Company on February 16, 2007. Mr. Karp had been Senior Vice President of The Alpine Group, Inc. (“Alpine”) since April 27, 2006 and President of Exeon Inc., Alpine’s building wire manufacturing subsidiary since December 2002.

James E. Deason has been Senior Vice President, Chief Financial Officer and Secretary of our Company since November 2005. Mr. Deason previously retired from Wolverine on March 31, 2005, and returned to his position in November 2005. Prior to his retirement, Mr. Deason had served as Executive Vice President, Chief Financial Officer and Secretary since September 1994. Mr. Deason had also been a director of our Company from October 1995 until his initial retirement in March 2005. Mr. Deason retired from Wolverine effective December 31, 2007 but continues to serve in a consulting capacity.

David A. Owen was appointed Senior Vice President and Chief Financial Officer of the Company effective January 1, 2008. He was a Senior Vice President of the Company from October 1, 2007 through December 31, 2007. Mr. Owen, a Certified Public Accountant, was Chief Financial Officer of Alpine and Senior Vice President – Finance of Essex Electric, Inc. from 2003 until he joined the Company in October 2007.

Garry K. Johnson has been the Senior Vice President, Sales and Customer Relations of our Company since 2002. He previously held the positions of Vice President, Sales from 1998 until 2002, Industrial Marketing Manager from 1990 until 1998, Field Sales Representative from 1981 until 1990 and Production Supervisor from 1979 until 1981. Mr. Johnson has been employed by our Company for twenty-nine years.

James Berry joined Wolverine in 2007 as Vice President and General Manger of Global Tube Products. Prior to Wolverine, Mr. Berry’s career has included 33 years of technology and manufacturing experience with Essex Electric, Inc., a manufacturer of building wire and Alcatel, Inc., a manufacturer of optical fiber, optical fiber cable, and copper telecommunications cable. Mr. Berry is a registered professional engineer.

Until his resignation on February 21, 2008, Gene Caudle had been Vice President of Human Resources since November 2007. Previously he served as Executive Vice President of Human Resources for AmeriCold Logistics and Vice President of Human Resources for Universal Furniture, AO Smith—Tower Automotive, and FMC Corporation. Mr. Caudle resigned effective February 21, 2008.

David W. Jordan joined Wolverine in October 1997 as General Manager of Wolverine Joining Technologies in Warwick, Rhode Island. Mr. Jordan was appointed Vice President, Business Development and Strategic Marketing in March of 2007. Prior to Wolverine, Mr. Jordan had 30 years of management experience in the metals, specialty chemicals and electronics industries.

John H. Van Gerwen has been Vice President and General Manager of our Global Fabricated Products Group, including our Canadian Tube Operations since February 2005. He began his career with Wolverine in 1982 and has had engineering and operation’s responsibility for several Wolverine operations.

Allan J. Williamson has been the Vice President of Finance, Corporate Controller and Treasurer since April 2007. He previously held the positions of Corporate Controller-Wolverine Tube, Group Controller – Tube Group and Wolverine Tube Europe from August 2003 until January 2004, and Group Controller – Fabricated Products Group from September 2002 when he joined our Company.

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

Our business and financial condition could suffer if we are unable to fully execute our recapitalization plan and achieve our plan of operations.

As discussed in more detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recapitalization Plan, since February 2007, we have been engaged in a recapitalization plan designed to provide significant equity proceeds to Wolverine in preparation for upcoming maturities of Wolverine’s Senior Notes and other liquidity facilities in 2008 and 2009. As part of this plan, we have been pursuing a global refinancing transaction with respect to refinancing our Senior Notes and other liquidity facilities prior to their maturities. In light of market conditions which have negatively affected our ability to execute such a global refinancing strategy by the first quarter of 2008, we have taken certain actions to address the repayment of the 7.375% Senior Notes due in August 2008 while allowing Wolverine to continue to maintain adequate liquidity to conduct operations. As a result of the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock equity investments, the proceeds from the rights offering, the sale of our STP business in Altoona, Pennsylvania, proceeds from our sale of 30% of the Shanghai operation and cash generated by operations primarily though working capital reductions, we have approximately $71.5 million of cash available as of March 20, 2008 to address this refinancing plan. In addition, we have successfully amended our receivables sale facility and our secured revolving credit facility to extend the maturity of these facilities to February 19, 2009 and April 28, 2009 respectively. And finally, Plainfield Special Situations Master Fund Limited (“Plainfield”) has refinanced $38.3 million of the 7.375% Senior Notes held by it, extending the maturity date to March 28, 2009. These actions are expected to provide sufficient funds both to pay off the balance of the 7.375% Senior Notes due in August 2008 and to fund business operating needs (including working capital needs, debt service obligations, capital expenditures and other cash requirements) pending the planned refinance of our remaining Senior Notes and liquidity facilities prior to their maturities in 2009.

If we are unable to fully execute our 2008 operating plans or if we are not able to meet the conditions to access available amounts under our receivables sale facility and our secured revolving credit facility, it could significantly impact our ability to execute our plan to repay the 7.375% Senior Notes upon their maturity while continuing to maintain sufficient liquidity to support our current operations.

Our ability to complete a global refinancing plan is subject to a number of conditions, some of which are beyond our control, including, but not limited to, the current state of the U.S. financial markets,

We are pursuing a global refinancing plan with respect to refinancing our Senior Notes, our secured revolving credit facility and our receivables sale facility prior to their maturities in 2009. However, there can be no assurance that current and future negotiations with financial institutions and current and future market credit conditions will result in the satisfactory refinancing of these credit facilities on terms acceptable to the Company.

The inability to accomplish satisfactory refinancing plans to address these liquidity facilities in 2009 could have a substantial impact on our ongoing operations or, at a minimum, if the rates on the new facilities are significantly higher than the rates on the current facilities, the additional cost could negatively impact the funds available to support our operations.

We may need additional financing which may be unavailable or costly.

Our actual funding requirements with respect to our working capital needs, debt service obligations, capital expenditures and other cash requirements could vary materially from our current estimates. We base our financial projections on assumptions that we believe are reasonable but which contain significant uncertainties that could affect our business, our future performance and our liquidity. Our ability to achieve and sustain operating profitability will depend on many factors, including the price of copper and our ability to pass on cost increases in certain markets, our ability to convert certain customers to foreign sourced products on terms mutually acceptable and profitable to us and our customers and continued availability of sufficient amounts under our liquidity facilities to support the cyclicality of our business. In addition, our business, our future performance and our liquidity would be affected by general industry and market conditions and growth rates and general economic and political conditions, including the global economy and other future events.

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

Our $35 million secured revolving credit facility and our $75 million receivables sale facility expire in February and April of 2009 respectively. On August 1, 2008, we must repay or refinance $88.5 million in aggregate principal amount of our outstanding 7.375% Senior Notes, on April 1, 2009, we must repay or refinance $99.4 million in aggregate principal amount of our outstanding 10.5% Senior Notes and on March 29, 2009 we must repay or refinance the $38.3 million of the notes Plainfield holds and agreed to refinance on March 20, 2008. As noted above, we have taken actions which we believe will provide sufficient funds to pay off the balance of the remaining 7.375% Senior Notes due in August 2008. We are pursuing a global refinancing plan with respect to refinancing our remaining Senior Notes, our secured revolving credit facility and our receivables sale facility prior to their maturities in 2009. However, there can be no assurance that current and future negotiations with financial institutions and current and future market credit conditions will result in the refinancing of these Senior Notes and liquidity facilities on acceptable terms prior to the applicable maturity dates.

While we have been able to access the commercial bank financing markets in the past, due to our significant leverage, our financial condition and the debt incurrence limitation and other restrictions imposed by our indentures and other financing agreements, we may not be able to renew or replace our liquidity facilities upon their expiration on terms at least as favorable as the existing facilities, if at all. Similarly, we may not be able to access the capital markets to refinance our Senior Notes upon their maturity on acceptable terms, if at all. If we are unable to access the capital and commercial bank credit markets, obtain additional equity capital, sell assets or otherwise restructure our liquidity facilities and Senior Notes in a timely manner and upon acceptable terms, our financial condition and ability to operate our business will be significantly affected and one possible outcome may be bankruptcy or insolvency.

In addition, our senior management has spent, and will continue to spend, significant time managing these liquidity facilities and other planning issues, which diverts management’s attention from operational and other business concerns and could negatively affect our results of operations.

If we are not able to meet the conditions in our receivables sale facility and our secured revolving credit facility, the counterparties to these facilities may restrict our access to available amounts thereunder.

Currently, we view our receivables sale facility and our secured revolving credit facility as sources of liquidity. The agreements governing these liquidity facilities contain various conditions, including compliance with financial and other covenants and representations with which we must comply in order to access available amounts under the facilities. Because we would not have been in compliance with the minimum consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) covenants set forth in the relevant agreements in the second, third and fourth quarters of 2007, we amended these agreements to bring us into compliance with those requirements for the applicable periods. There can be no assurances that we will continue to be able to meet or comply with these conditions and there can be no assurances that we will be able to waive or amend the terms of our liquidity facilities, including financial covenants, should we not meet any conditions or other terms in the agreements. Our ability to comply with these requirements may be affected by events beyond our control. If we are not in compliance with the conditions, covenants and representations required for draw-downs under these facilities, and if we are unable to secure necessary waivers or other amendments from the counterparties, we will not have access to these facilities, which could significantly affect our ability to meet our expenses and operate our business.

If we are unable to comply with the operating and financial covenants contained in the indentures for our outstanding Senior Notes and in our other liquidity facilities, which impose significant restrictions on our ability to capitalize on business opportunities and take certain corporate actions, we could face an acceleration of our debt.

The indentures and other agreements governing our outstanding Senior Notes and the agreements governing our liquidity facilities contain a number of significant operating and financial covenants. These restrictions limit our ability to, among other things:

•	incur other indebtedness;

•	engage in transactions with affiliates;

•	create or incur liens to secure debt;

•	prepay or repurchase indebtedness;

•	make certain restricted payments;

•	enter into certain business combinations and asset sale transactions; and

•	make investments.

These restrictions also significantly limit our ability to undertake future financings, secure additional or alternative liquidity, make needed capital expenditures, dispose of certain assets, withstand a future downturn in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise.

In addition, the agreements governing our current liquidity facilities contain certain financial covenants and requirements, including a minimum consolidated EBITDA covenant, with which we must comply. Changes in economic or business conditions, results of operations or other factors could make us unable to comply with the covenants in effect at that time and cause us to default under any of those agreements. Because our current liquidity facilities and indentures and agreements governing our Senior Notes contain cross-default provisions, a default, if not waived by the relevant counterparties, could result in acceleration of our debt and other obligations under multiple agreements.

Significant debt levels may limit our future ability to obtain additional financing and to pursue business opportunities.

As of December 31, 2007 our total debt was $237.0 million. We are permitted under the agreements governing our liquidity facilities and the indentures and other agreements governing our outstanding Senior Notes to incur additional debt under certain limited circumstances.

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

The interest associated with our current liquidity facilities accrue at variable rates. As of March 20, 2008, we had no outstanding borrowings under our secured revolving credit facility and no amounts outstanding under our receivables sale facility. However, any future borrowings under the secured revolving credit facility and any future utilization of our receivables sale facility will accrue interest and other costs at certain market rates that vary over time. If interest rates increase, we may not have the ability to service the interest, fees and other costs of our liquidity facilities. Furthermore, if we were to default in our payments under our liquidity facilities, our rates would increase substantially.

Our business is dependent upon the availability and price of raw materials, particularly copper. Significant disruptions in the supply of raw materials or continued periods of historically high copper prices could materially adversely affect our operating results.

Our profitability generally depends upon the gross margins of our products and the overall supply of copper, silver and other raw materials. Average monthly COMEX copper prices in 2007 increased from a low of $2.58 per pound in January to a high of $3.62 per pound in July. Recently, in February 2008, copper prices have exceeded $3.80 per pound. Average monthly silver prices in 2007 increased from $12.82 per troy ounce in January to a high of $14.77 per troy ounce in November. In February 2008, the price increased further to $17.97 per troy ounce. We believe this volatility in copper and silver prices is the result of several factors, including an imbalance between the global supply and demand for these commodities, exacerbated by Asian demand, and financial speculation in the commodity market especially in recent months.

We base the selling prices of our products upon the associated raw materials costs to us either at the time of sale of the finished product, the time of purchase of the raw materials or as set by our purchases for forward delivery or hedging with futures and options contracts. However, we may not be able to pass all increases in copper costs and ancillary acquisition costs associated with the metal through to our customers.

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

In addition, certain of our copper products compete with products made of alternative substances, such as polybutylene plastic and aluminum. Any sustained increase in the price of copper could diminish the relative attractiveness of our copper products, particularly our wholesale products and some commercial residential applications, in cases where such alternatives exist and thereby adversely affect our sales volumes and results of operations.

Costs for energy and other natural resources may adversely affect our profitability.

Changes in prices for natural gas and for other sources of fuel, electricity and gasoline have historically negatively affected the costs associated with our manufacturing operations. Certain of our operations are dependent upon natural gas to produce tubing. We have purchased on a forward basis all of our natural gas requirements for 2008. Accordingly, as these prices for natural gas are locked in, we will not be able to take advantage of any decrease in spot prices for natural gas. Significant increases for other sources of fuel, electricity, and gasoline would further increase our operating costs and have a material negative effect on our gross profit.

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

We face significant competition in each of our product lines. We have numerous competitors, some of which are larger than us and have greater financial resources. We may not be able to compete successfully, and the competition may have a negative affect on our business, operating results or financial condition by reducing volume of products sold and/or selling prices and accordingly, reducing revenues and profits and depleting capital. Minimal product differentiation among competitors in our wholesale products line creates a pricing structure where customers differentiate between products almost exclusively on price. In these product areas, certain of our competitors have significantly larger market shares than us and tend to be the industry pricing leaders. If our competitors in these product lines were to significantly reduce prices, our unit sales and profit margins could be reduced. We currently face limited competition for certain of our higher value-added commercial products that have higher profit margins. If our existing competitors expand operations in these product categories or if new competitors enter these product lines, our sales of these higher margin products could fall and our profitability could be reduced or eliminated.

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

New technologies that may emerge in the air conditioning, refrigeration or other consumer industries may reduce or eliminate the need for copper and other metal joining products we manufacture.

We could be adversely affected if new technologies emerge in the air conditioning, refrigeration or other consumer industries that reduce or eliminate the need for copper and copper alloy tube, fabricated copper components and metal joining products. Certain of our products, such as plumbing tube, compete with products made of alternative materials, such as polybutylene plastic. Aluminum is also a substitute product in residential air conditioning units. Increases in the price of copper, or sustained high copper prices could decrease the relative attractiveness of copper products in cases where alternatives exist and are allowable by local law or code, thereby adversely affecting our business, operating results or financial condition.

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

In 2007, 2006 and 2005, our 10 largest customers accounted for approximately 60.2%, 51.2% and 49.7%, respectively, of our consolidated net sales. If we were to lose any of our relationships with these customers, our revenues and results of operations and financial condition might suffer.

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

Our decision to close two of our manufacturing facilities will result in certain charges and may cause disruption.

In December 2007, we closed our manufacturing facilities located in Decatur, Alabama and Booneville, Mississippi. We estimate that we will incur a total of approximately $67.1 million in closure expenses. Included in the $67.1 million is a non-cash pre-tax impairment charge of $50.8 million recorded during the fourth quarter of 2007 to write down the carrying amounts of assets to be sold to estimated fair market value. The actual sale price of the plants’ assets that are not redeployed for use at other locations or sold on the open market may vary from our estimates and could cause this charge to differ.

We may engage in divestitures that could have a negative impact on our operations and financial results and the availability under certain of our current liquidity facilities.

Although the indentures and other agreements governing our Senior Notes and the agreements governing our current liquidity facilities impose certain limitations on our ability to sell assets, we may seek waivers of these restrictions under such indentures and agreements to engage in certain divestitures or we may otherwise engage in certain permitted divestitures that could have a negative impact on our operations and financial results, and could, for example, decrease the assets included in our secured revolving credit facility borrowing base. A future divestiture of one or more of our plants or operations may require a restructuring of operations and could divert management’s attention from other business concerns.

Currency fluctuations may place us at a competitive disadvantage and reduce our revenue.

Our manufacturing costs, profit margins and competitive position may be affected by the strength of the currencies in countries where our products are manufactured relative to the strength of the currencies in the countries where our products are sold. Although we have closed our Montreal facility, we continue to maintain manufacturing operations in Canada which in the past has supplied numerous U.S. customers. For the fiscal year ended December 31, 2007, our Canadian operations accounted for 16.7% of consolidated net sales. If the Canadian dollar continues to strengthen materially against the U.S. dollar, our Canadian operations could be subject to increased competition from U.S. suppliers, which could reduce our revenue from operations and affect our results of operations and financial position.

Our international operations expose us to various risks that other companies that are not global may not face.

We have manufacturing and/or sales operations in Canada, China, The Netherlands, Portugal and Mexico. In 2007, foreign operations represented 26% of our consolidated net sales. We are subject to the risks inherent in conducting business across national boundaries, any one of which could adversely impact our business. In addition to currency fluctuations, these risks include:

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

Some of our employees and some employees of our major customers are unionized. At December 31, 2007, approximately 11% of our employees were unionized. Our unionized employees are hourly workers located at our Monterrey, Mexico facility, where technical copper and copper alloy tube and fabricated products are manufactured. The collective bargaining agreement with the employees at our Monterrey,

Mexico facility expired on January 31, 2008. On February 1, 2008 the collective bargaining agreement was renewed for one year. Labor disputes by any of our employees, or our customers’ employees, could have a significant negative effect on our financial results and operations.

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

Our facilities and operations are subject to extensive environmental laws and regulations imposed by federal, state, provincial and local authorities in the U.S., Canada, China, The Netherlands, Portugal and Mexico relating to the protection of the environment and human health and safety, including those governing emissions to air, discharges to waterways and the generation, handling, storage, transportation, treatment and disposal of, and exposure to, hazardous materials. We could incur substantial costs, including cleanup costs, fines or sanctions, and third-party claims for property damage or personal injury, as a result of violations of or liabilities under environmental laws. We have incurred, and in the future may continue to incur, liability under environmental statutes and regulations with respect to the contamination detected at sites owned or operated by us (including contamination caused by prior owners and operators of such sites, abutters or other persons) and the sites at which we disposed hazardous substances. We have established an accrual with respect to certain presently estimated environmental remediation costs. As of December 31, 2007, this accrual is $21.5 million, of which $12.3 million was established for environmental remediation costs associated with the closure of our Montreal, Quebec facility, $8.6 was established for environmental remediation costs associated with the closure of the Decatur, Alabama facility and $0.6 million was for environmental costs at our Ardmore, Tennessee facility. This accrual may not be adequate to cover the ultimate costs of these liabilities (or ones that may be identified in the future) and the discovery of additional contaminants or the imposition of additional cleanup obligations could result in significant costs. In addition, future regulations and changes in the text or interpretation of existing regulations may subject us to increasingly stringent standards. Compliance with such requirements may make it necessary, at costs which may be substantial, for us to retrofit existing facilities with additional pollution-control equipment, undertake new measures in connection with the storage, transportation, treatment and disposal of by-products and wastes or take other steps.

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

We have experienced net losses from operations in the past, including a net loss of approximately $97.0 million in 2007 and approximately $79.2 million in 2006. While a significant portion of these losses were associated with non-cash impairment charges, competitive price pressure, cyclical demand for our products and an economic downturn in the industries we serve, among other factors, these factors can have a material adverse effect on the prices we receive for our products, unit sales volumes and gross profit. These factors may in turn reduce our Company’s cash flow and operating results in future periods. If we are unable to generate positive cash flow in the future, we may not be able to make payments on our debt obligations.

Our stock price may be volatile.

The market price of our common stock could be subject to significant fluctuations. Among the factors that could affect our stock price are:

•	quarterly variations in our operating results;

•	our ability to meet our liquidity needs;

•	our ability to redeem our 7.375% Senior Notes maturing in August 2008;

•	changes in revenue or earnings estimates or publication of research reports by analysts;

•	failure to meet analysts’ or our own revenue or earnings estimates;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	the impact of the risks discussed herein and our ability to react effectively to those risks;

•	limited trading volume of our common stock;

•	a change in technology that may add to manufacturing costs;

•	actions by institutional stockholders;

•	general market conditions; and

•	domestic and international economic factors unrelated to our performance.

The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

Limited trading volume of our common stock may contribute to its price volatility.

Our common stock is currently quoted on the OTC Bulletin Board and Pink Sheets. Prior to January 4, 2007, our common stock was traded on the New York Stock Exchange. During the year ended December 31, 2007, the average daily trading volume of our common stock as reported by Bloomberg L.P. was approximately 122,511 shares. From January 3, 2008 through March 5, 2008 the average daily trading volume of our common stock as reported by Bloomberg L.P. was approximately 134,427 shares. It is uncertain whether a more active trading market in our common stock will develop or if we will be re-listed on the New York Stock Exchange or any other securities exchange. Also, many investment banks no longer find it profitable to provide securities research on small-cap and mid-cap companies. Further, many investment banks do not encourage trading on the OTC Bulletin Board. If analysts were to discontinue coverage of our common stock, our trading volume may be further reduced. As a result, relatively small trades may have a significant impact on the market price of our common stock, which could increase the volatility and depress the price of our stock. We cannot assure you that you will be able to sell such common stock at a particular time or that the prices that you receive when you sell will be favorable.

Future issuances of our equity securities, or sales of our securities by stockholders in the public market, may cause the price of our common stock to decline or impair our ability to raise capital in the equity markets.

In the future, we may issue additional shares of our common stock in public or private offerings, perhaps in significant quantities. Also, shares of our common stock are available for future sales pursuant to stock options and/or restricted stock that we have granted to certain employees and directors, and in the future we may grant additional stock options and/or restricted stock to our employees and directors. Our preferred stock investors currently own 54,494 shares of our Series A Convertible Preferred Stock and 10,000 shares of our Series B Convertible Preferred Stock, which is convertible into common stock, and we have agreed to register shares of the Series A Convertible Preferred Stock and shares of the Series B Convertible Preferred Stock for resale as permitted by the relevant securities laws. We may issue significantly more shares to these investors in the future.

The sale of a substantial amount of shares by these investors, or the sale of substantial amounts of common stock by other stockholders, could significantly affect the market prices for shares of our common stock and ultimately could impair our ability to raise capital through future offerings.

Our preferred stock investors have the ability to exert significant influence over our affairs and may have interests that differ from those of our other stockholders.

Holders of shares of our Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, vote with the holders of our common stock on an as-converted basis on all matters. Although the preferred stock investors currently hold shares representing approximately 59.1% of the total actual voting power of all our voting securities on an as-converted basis, their voting power is limited to 49% of the total voting power while any of our 10.5% Senior Notes remain outstanding. However, during this period the preferred stock investors have a contractual right to designate a majority of our board of directors. With their majority representation on our board of directors and through their voting power, these investors have the ability to exert significant control over our business, policies and affairs, and to substantially influence the outcome of any action requiring stockholder approval, including amendments to our charter or bylaws, mergers or sales of substantially all of our assets, or other extraordinary transactions. The interests of these investors with respect to such matters may differ from the interests of our other stockholders.

Provisions in our charter documents, Delaware law and in other agreements, coupled with the preferred stock investors’ ownership of a significant amount of our voting power, may delay or prevent an acquisition of Wolverine that some stockholders may consider attractive.

Our restated certificate of incorporation (including the certificates of designation setting the terms of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock), bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors and our preferred stockholders. These provisions include removal of directors only for cause and the inability of stockholders to act by written consent or to call special meetings. Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. Although we believe these provisions provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if the offer may be considered beneficial by some stockholders. In addition, the preferred stock investors’ ownership of a significant amount of our voting power and their majority representation on our board of directors provides them with substantial influence over the transfer of control of Wolverine to any third party. It is possible that these investors may not pursue transactions that some stockholders consider attractive, or may pursue transactions that may not result in a premium upon a change of control.

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

We will not pay any dividends on our common stock in the foreseeable future and may not be able to pay cash dividends on the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock.

We do not anticipate that we will pay any dividends on our common stock in the foreseeable future. We intend to retain any future earnings to fund operations, debt service requirements and other corporate needs, and to fund required dividend payments on our Series A Convertible Preferred Stock and Series B Convertible Preferred Stock. The terms of our preferred stock prohibit us from paying cash dividends on our common stock while such preferred stock is outstanding. In addition, our current liquidity facilities and our 10.5% Senior Note indenture limit our ability to declare and pay dividends on our capital stock.

We are required to pay approximately $1.4 million in regular cash dividends on the 64,494 shares of currently outstanding preferred stock each quarter or such greater amount per quarter commensurate with any increase in the number of outstanding preferred shares, subject to increase if certain equity conditions are not met. However, the terms of the preferred stock permit us to defer dividend payments, which will accrue at a higher rate, to the extent that we do not have cash or financing available to us to cover the full quarterly dividend amount.

In addition, under Delaware law, cash dividends on capital stock may only be paid from “surplus” or, if there is no surplus, from the corporation’s net profits for the then current or preceding fiscal year. Unless we continue to operate profitably, our ability to pay cash dividends on the preferred stock would require the availability of adequate surplus, which is defined as the excess, if any, of our net assets (total assets less total liabilities) over our capital. Further, even if adequate surplus is available to pay cash dividends on the preferred stock, we may not have sufficient cash to pay such dividends.

Moreover, our 10.5% Senior Note indenture limits our ability to make certain restricted payments, including cash dividends on our capital stock, unless certain tests are met, including an interest coverage ratio test that compares our earnings to our interest expense or unless the dividends meet an available exception from the covenant. One exception permits restricted payments aggregating up to $5 million since March 27, 2002. Although the entire $5 million basket is available for payment of the preferred stock dividends, it has been reduced by $3.0 in preferred stock dividends paid through December 31, 2007. Once this basket has been exhausted, if we are unable to meet these indenture requirements or defer dividend payments under the terms of the preferred stock, or if we are unable to obtain appropriate waivers under the indenture or refinance amounts outstanding under the indenture, we will be unable to pay dividends on the preferred stock without causing a default and possible acceleration of outstanding amounts under that indenture. Due to cross-default provisions, such a default could result in defaults under our other financing agreements.

Our net operating loss (“NOL”) carryforwards may expire unutilized, which could prevent us from offsetting future taxable income.

As of December 31, 2007, we had U.S. federal NOL carryforwards of $40.8 million and Canadian federal NOL carryforwards of $29.3 million, which expire at various times beginning in 2008 through 2027. These NOL carryforwards are subject to a valuation allowance due to the uncertain nature of the realization of the NOL carryforwards. In addition, Section 382 of the Internal Revenue Code imposes certain restrictions on the utilization of NOL carryforwards and other tax attributes after an ownership change, as defined in Section 382. On February 16, 2007 we had a Section 382 ownership change which will significantly limit the possible utilization of NOL carryforwards in the future. Accordingly, in the event we would otherwise be able to utilize the NOL carryforwards to offset taxable income generated in this or future tax years, we will be subject to an annual limitation of approximately $1.3 million of these NOL for U.S. federal income tax purposes. We may not be able to achieve sufficient profitability to utilize some or all of our NOL carryforwards prior to their expiration.

The dividends we pay on our Series A Convertible Preferred Stock and Series B Convertible Preferred Stock will continue to increase if we are unable to meet, or if the holders of the preferred stock do not waive, certain registration requirements.

Under the terms of the Series A Convertible Preferred Stock, if the shares of common stock underlying the Series A Convertible Preferred Stock are not registered for resale under the federal securities laws following June 16, 2007, the dividend rate we pay on the Series A Convertible Preferred Stock increases for each quarterly dividend period this condition remains unsatisfied. The Series A preferred stockholders provided a conditional waiver to the dividend rate increase occurring on June 30, 2007 provided that this condition was satisfied on or prior to that date. However, we have not yet satisfied this requirement and the dividend rate on the Series A Convertible Preferred Stock was adjusted to 8.5% beginning with the quarter ended July 31, 2007. The dividend rate will be subject to further adjustment until this condition is satisfied. Currently, the holders of the Series A Convertible Preferred Stock have agreed to retain the dividend rate at 8.5% through July 1, 2008, but we can give no assurance that the Series A preferred stockholders will provide a further waiver of these dividend adjustment provisions beyond that date. The initial dividend rate on the Series B Convertible Preferred Stock issued on March 20, 2008 is 8.5% and is subject to similar registration requirements as the Series A Convertible Preferred Stock. The dividend rate on the Series B Convertible Preferred Stock will increase if the shares of common stock underlying the Series B Convertible Preferred Stock are not registered for resale by June 30, 2007. If we are unable to either satisfy these conditions or successfully negotiate further waivers, our dividend rate could ultimately rise to a maximum of 10% for the Series A Convertible Preferred Stock, and 10.5% for the Series B Convertible Preferred Stock.

The actual costs and benefits of our plan to realign the manufacturing facilities which produced certain products made and sold in the U.S. wholesale market resulting in the closure of our Decatur, Alabama and Booneville, Mississippi facilities may differ from our expectations.

On November 6, 2007, we announced plans to realign the manufacturing facilities which produced certain products made and sold in the U.S. wholesale market resulting in the closure of our Decatur, Alabama and Booneville, Mississippi facilities by the end of 2007. In connection with this decision, we also announced that we will eliminate approximately 40% of our corporate, general and administrative positions. We recorded an impairment and restructuring charge totaling $67.4 million in the fourth quarter of 2007 as a result of these actions. We expect to generate approximately $26 million in cash from the realization of net working capital after related cash costs to be incurred in 2008. Our estimates with respect to the charges, expenses, cost savings and cash generation relating to these actions may be further refined depending on subsequent developments or additional analysis, and actual charges, expenses, cost savings and cash generation. In addition, there are a number of risks and uncertainties with respect to these actions that could cause actual results to differ significantly from our expectations, and could otherwise have a negative impact on our business, financial condition and prospects, including unanticipated delays, difficulties or costs in closing the facilities; delays or difficulties in achieving and sustaining anticipated operating efficiencies, cost savings and cash generation from these actions; the effect of restructuring on our liquidity position, including the effect of any asset liquidations on available amounts under our liquidity facilities; the amounts and timing of satisfaction of liabilities associated with the termination of operations at the facilities; and the effect of the restructuring initiatives on competitiveness and customer demand, including the ability of our reorganized operations to meet customer expectations.

The announcement to realign the manufacturing facilities which produced certain products made and sold in the U.S. wholesale market resulting in the closure of our Decatur, Alabama and Booneville, Mississippi facilities could have an adverse effect on our relationships with our employees, suppliers and customers.

Wolverine has announced plans to discontinue the manufacturing in the United States of plumbing tube and certain industrial tube products and the closure of two of our manufacturing facilities. The Company will outsource some of its raw materials from third parties. These actions may result in interruption of raw material supply or slow downs and thus could negatively impact our ability to serve our customers.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

We have a total of approximately one million square feet of operating manufacturing capacity at facilities located in the U.S. Canada, Mexico, Portugal, and China. Our corporate headquarters is located in Huntsville, Alabama. We maintain various warehouse operations in the U.S. and Canada, as well as warehouse and office space in Apeldoorn, The Netherlands. Listed below are our manufacturing facilities:

Domestic Facilities

Location	Owned/ Leased	Property Size (acres)	Plant Size (square feet)	Year Opened	Number of Employees at Dec. 31, 2007	Description
Shawnee, OK	Owned	51	309,000	1974	493	Produces a majority of our copper tube product lines. A significant portion of production is industrial and technical tube. Shawnee also produces wholesale tube products. It produces feedstock tube for the Ardmore and Carrollton facilities, and fin blanks for Monterrey, Mexico.

Carrollton, TX	Owned	9	165,000	1999	250	Designs, manufactures and provides outsource project management of tubular fabricated products and assemblies using various materials including copper, copper alloy, aluminum, steel and outsourced components. Fabrication capabilities range from a single operation to complex brazed assemblies.

Warwick, RI	Owned	3	70,000	1978	146	Produces brazing filler metals, fluxes and other specialty alloys.

Ardmore, TN	Owned	28	65,000	1974	72	A redraw facility that produces higher margin commercial products such as capillary tube and specialty fabricated components, as well as aluminum tubing.

Domestic Closed or Sold Facilities

Altoona, PA	Owned/ Leased	32	210,000	1956	210	A redraw facility that produces higher value added commercial products, primarily precision drawn and cut tubular products. This facility and business is classified as assets held for sale at December 31, 2007 and the sale was consummated on February 29, 2008.

Booneville, MS	Owned	30	152,000	1989	5	This facility, partially closed in December 2003, and ceased all production in December 2007. Prior to closing, this facility produced feedstock for our Carrollton, TX facility, redraw base tube for our Altoona, PA and Decatur, AL facilities and some customer redraw base tube.

Decatur, AL	Owned	165	620,000	1948	444	The Decatur manufacturing facility closed in December of 2007. Prior to the closing, Decatur produced many of our copper tube product lines. A significant portion of production was industrial tube as well as wholesale tube products. Decatur also produced smooth feedstock tube for the Ardmore, Carrollton and Altoona facilities. The Decatur campus continues to house a portion of our corporate staff.

Jackson, TN(1)	Leased	35	112,000	1998	0	Produced welded copper enhanced surface industrial tube. Production ceased in November 2006.

(1)	The lease expired on April 1, 2007 and, following the cessation of operations in November 2006, we continued to store certain pieces of equipment in this facility, leasing space on a month to month basis. In December 2007 we exited the facility completely.

International Facilities

Location	Owned/ Leased	Property Size (acres)	Plant Size (square feet)	Year Opened	Number of Employees at Dec. 31, 2007	Description
London, Ontario	Owned	45	195,000	1958	284	Produces wholesale tube products and industrial tube. London also houses corporate offices for Wolverine Tube (Canada) Inc.

Shanghai, China	Leased	3	61,300	1998	221	Produces technical copper and copper alloy tube from feedstock supplied by local copper tube manufacturers and also produces brazed assemblies.

Esposende, Portugal	Owned	3	33,000	2001	60	Produces technical copper and copper alloy tube from feedstock supplied by European copper and copper alloy tube manufacturers and brazed assemblies.

Monterrey, Mexico	Leased	8	130,000	2004	306	Produces fabricated components and brazed assemblies. Also produces technical copper and copper alloy tube from feedstock supplied by the Shawnee, OK facility and external sources.

International Closed Facility

Montreal, Quebec	Owned	25	424,000	1942	0	Prior to ceasing production in November 2006, this facility produced wholesale tube products, copper and copper alloy tube and copper and copper alloy rod and bar and extruded shapes. We listed the facility with a commercial real estate broker on February 19, 2008

We lease space in a 45,000 square foot warehouse in London, Ontario to service the wholesale products market in Canada, employing one employee. We also lease a facility in Apeldoorn, The Netherlands, comprised of a 20,000 square foot warehouse and 4,000 square feet of office space. There were 9 employees at the Apeldoorn facility at December 31, 2007.

We believe that our facilities are adequate for our current and reasonably anticipated future needs.

Item 3.	Legal Proceedings

Our facilities and operations are subject to extensive environmental laws and regulations, and we are currently involved in various proceedings relating to environmental matters as described under Note 16, Environmental Matters, of the Notes to Consolidated Financial Statements and incorporated herein by reference. We are not involved in any other legal proceedings that we believe could have a material adverse effect upon our business, operating results or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

During 2007 our common stock was traded on the OTC Bulletin Board and Pink Sheets under the symbol (“WLVT”).

Prior to being suspended from trading on January 4, 2007, our common stock was traded on the New York Stock Exchange (‘NYSE”). On March 7, 2007, the NYSE filed a Form 25 to remove our common stock from listing and registration on the NYSE effective March 19, 2007. As of March 14, 2008, there were 40,623,736 shares of common stock outstanding, held by 245 stockholders of record. The following table sets forth, for the periods indicated, the range of high and low reported sale prices for our common stock on the OTC Bulletin Board:

	2007		2006
Period	High	Low	High	Low
First Quarter	$2.58	$0.70	$6.85	$3.28
Second Quarter	2.35	1.56	4.18	2.51
Third Quarter	1.87	1.06	5.59	2.73
Fourth Quarter	1.30	0.85	3.16	1.02

We did not declare or pay cash dividends on our common stock during the years ended December 31, 2007, 2006 or 2005. We do not currently plan to pay cash dividends on our common stock. In the foreseeable future, any future determination to pay cash dividends will depend on our results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors. We intend to retain earnings to support the growth of our business. The agreement governing our secured revolving credit facility generally prohibits the payment of cash dividends on our common stock. In addition, the terms of our Series A Convertible Preferred Stock and Series B Convertible Preferred Stock prohibit us from paying cash dividends on our common stock while such preferred stock is outstanding. The indenture governing our 10.5% Senior Notes limits our ability to pay cash dividends on the common stock unless certain financial and other tests are met.

Item 6.	Selected Financial Data

The historical consolidated financial data presented below should be read in conjunction with the information set forth under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements.

The balance sheet data presented below as of December 31, 2007 and 2006 and the statement of operations data presented below for each of the years in the three-year period ended December 31, 2007, are derived from our audited Consolidated Financial Statements included herein. The other balance sheet and statement of operations data presented below are derived from our previously audited Consolidated Financial Statements, which are not presented herein.

Statement of Operations Data:	Year Ended December 31,
(In thousands, except per share amounts)	2007	2006	2005	2004	2003
Net sales	$1,228,651	$1,315,876	$809,030	$730,000	$541,143
Cost of goods sold	1,165,083	1,269,603	793,957	674,142	505,640

Gross profit	63,568	46,273	15,073	55,858	35,503
Selling, general and administrative expenses	32,461	30,634	36,529	36,608	31,527
Restructuring and other charges	81,368	65,043	1,363	2,563	14,625

Operating income/(loss) from continuing operations	(50,261)	(49,404)	(22,819)	16,687	(10,649)
Other expense/(income)
Interest expense, net:	23,555	25,568	20,733	20,873	21,225
Loss/(gain) on extinguishment of debt	—	—	—	3,009	—
Amortization and other, net	5,096	2,623	2,805	1,272	1,859
Change in fair value of embedded derivative	(15,755)	—	—	—	—
Goodwill impairment	—	—	—	—	23,153

(Loss) from continuing operations before income taxes	(63,157)	(77,595)	(46,357)	(8,467)	(56,886)
Income tax provision/(benefit)	8,516	9,385	(1,759)	(4,597)	(15,199)

(Loss) from continuing operations	(71,673)	(86,980)	(44,598)	(3,870)	(41,687)
Income/(loss) from discontinued operations, net of tax (a)	(25,357)	7,756	5,982	4,252	1,066

Net income/(loss)	$(97,030)	$(79,224)	$(38,616)	$382	$(40,621)
Accretion of convertible preferred stock and beneficial conversion feature	$4,618	—	—	—	—
Preferred stock dividends, includes $9,618 of non cash deemed dividends	13,284	—	—	—	—

Net income/(loss) applicable to common shares	$(114,932)	$(79,224)	$(38,616)	$382	$(40,621)

Income/(loss) per common share-basic:
Continuing operations	$(4.71)	$(5.77)	$(2.97)	$(0.28)	$(3.40)
Discontinued operations, net of tax	(1.33)	0.51	0.40	0.31	0.09

Net income/(loss) per common share	$(6.04)	$(5.26)	$(2.57)	$0.03	$(3.31)

Basic weighted average common shares	19,038	15,071	15,022	13,650	12,275

Income/(loss) per common share-diluted:
Continuing operations	$(4.71)	$(5.77)	$(2.97)	$(0.28)	$(3.40)
Discontinued operations, net of tax	(1.33)	0.51	0.40	0.31	0.09

Net income/(loss) per share	$(6.04)	$(5.26)	$(2.57)	$0.03	$(3.31)

Diluted weighted average common and common equivalent shares	19,038	15,071	15,022	13,992	12,275

Other Data:	Year Ended December 31,
(In thousands, except per pound amounts)	2007	2006	2005	2004	2003
Pounds shipped	275,069	326,491	303,537	318,947	307,467
Depreciation and amortization	$12,917	$16,240	$16,314	$16,235	$17,705
Capital expenditures	5,121	5,806	9,822	11,088	5,720
Average monthly COMEX price of copper per pound	3.22	3.09	1.68	1.29	0.81

Balance Sheet Data:	Year Ended December 31,
(In thousands)	2007	2006	2005	2004	2003
Total assets	$456,673	$455,330	$568,765	$587,458	$553,258
Total long-term debt	146,021	238,362	234,920	237,022	254,284
Stockholders’ equity	68,906	89,176	163,302	209,502	179,351

(a)	The operating results of out Altoona, Pennsylvania facility was classified as a discontinued operation in 2007. As a result, all years have been restated to reflect the operating results of this facility separately.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide readers of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in eleven sections:

•	Business Overview

•	Recapitalization Plan

•	Results of Continuing Operations

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Financing Arrangements

•	Environmental Matters

•	Critical Accounting Policies

Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes.

Business Overview

Wolverine Tube, Inc. is a global manufacturer and distributor of copper and copper alloy tube, fabricated products, and metal joining products. We currently operate our 8 facilities in the United States, Mexico, Canada, China and Portugal. We also have a distribution operation in The Netherlands. Our focus is on custom-engineered, higher value-added tubular products, including fabricated copper components and metal joining products, which enhance performance and energy efficiency in many applications, including: commercial and residential heating, ventilation and air conditioning, refrigeration, home appliances, industrial equipment, power generation, petrochemicals and chemical processing. We believe that we have the broadest product offering of packaged solutions and cross selling opportunities.

Our principal product segments are the commercial products and wholesale products segments. Commercial products consist primarily of high value added products sold directly to original equipment manufacturers and include technical, industrial, and copper alloy tubes, fabricated products, and metal joining products. The commercial products segment includes manufacturing plants in the U.S., Canada, China, Portugal and Mexico and a distribution center in The Netherlands. Wholesale products are commodity-type plumbing and refrigeration tube products, which are primarily sold to plumbing wholesalers and distributors. The wholesale products segment includes manufacturing facilities in the U.S. and Canada. Prior to 2007, our business also included a rod, bar and other products segment comprising a broad range of copper and copper alloy solid products as well as a distribution business in The Netherlands. The Netherlands distribution business is now included in the commercial products segment for the current year and the comparable period in 2006.

Effective January 23, 2006, the U.S. government mandated an increase in the Seasonal Energy Efficiency Ratio (SEER). This new minimum standard is 13 SEER, which is a 30% improvement in energy efficiency from the previous minimum standard rating of 10 SEER. The new standard increased demand for our industrial tube, fabricated product and metal joining product businesses in 2006, however this increased demand was not sustained in 2007, as we saw declines in all three product groups in 2007.

Commercial products shipments declined in 2007 primarily due to the falling demand for industrial tube used in residential air conditioning. Our wholesale products segment was negatively affected by the continued high and erratic price of copper as well as the substitution of plastics in the residential plumbing market. This industry shift to non-copper plumbing products was evident by the decline in shipments in the first half of 2007 compared to the first half of 2006. Shipments during the second half of 2007 rebounded indicating that this shift to non-copper plumbing in residential applications is substantially over.

Restructuring expenses in 2007 were $75.1 million. Of the $75.1 million, $9.7 million was associated with non-cash impairment of long-lived assets related to our Jackson, Tennessee facility and various closing and carrying costs for both the Jackson, Tennessee and Montreal, Quebec manufacturing facilities closed in 2006. The remaining $65.4 million, of which $49.0 million was associated with non-cash impairment and liquidation of assets, related to the 2007 closing of our Decatur, Alabama and Booneville, Mississippi manufacturing facilities and the 40% reduction of our corporate, general and administrative staff. This restructuring was necessary to eliminate underperforming and unprofitable businesses.

During 2007, we also incurred financial and legal advisory fees of $1.2 million and $5.1 million of executive compensation related to the change in control in 2007.

In the fourth quarter of 2007, we determined that our STP business located in Altoona, Pennsylvania was no longer key to our strategic direction and we solicited offers to purchase substantially all of the assets and liabilities of our STP business. On February 29, 2008, we completed the closing of the sale of our STP business. The Altoona, Pennsylvania based operation produced precision redraw and cut tubing for a variety of applications including the welding, controls, transportation and electrical industries. The purchase price was $25 million cash plus a working capital adjustment at the closing date, estimated to be approximately $3 million. Net proceeds from the sale will increase the Company’s cash balances which will assist in the Company’s recapitalization efforts.

We have a significant amount of net operating loss carryforwards associated with our North American operations. These net operating loss carryforwards expire at various times beginning in 2007 through 2026. During 2007, we decreased the valuation allowance for U.S. and foreign deferred tax assets from $56.3 million to $44.2 million due primarily to the reversal of valuation allowance for net operating loss carryforwards limited by Section 382 of the Internal Revenue Code (as a result of the change in control on February 16, 2007) partly offset by the valuation allowance established for losses in the current year.

Recapitalization Plan

On February 1, 2007, we announced a recapitalization plan which would provide significant equity proceeds to Wolverine. We completed the first phase of this recapitalization plan, a private placement of 50,000 shares of Series A Convertible Preferred Stock, for $50 million, purchased by Alpine and a fund managed by Plainfield Asset Management LLC (“Plainfield”) on February 16, 2007, pursuant to a Preferred Stock Purchase Agreement (the “Preferred Stock Purchase Agreement”). Pursuant to our recapitalization plan, in August 2007, we commenced a common stock rights offering which expired on October 29, 2007. Our stockholders purchased 25,444,592 shares of common stock in the rights offering, resulting in gross proceeds of $28.0 million. Additionally, under the terms of the call option described in the Preferred Stock Purchase Agreement, Alpine purchased an additional 4,494 shares of Series A Convertible Preferred Stock on January 25, 2008 for $4.5 million in order to maintain the fully diluted ownership by Alpine and Plainfield in Wolverine at 55%. In order to be in a position to retire the 7.375% Senior Notes on their maturity date in August 2008, we have extended the maturity of our secured revolving credit facility and our receivables sale facility to April 28, 2009 and February 19, 2009 respectively. In addition, on March 20, 2008, Plainfield refinanced $38.3 million of the 7.375% Senior Notes held by it by extending the maturity date to March 28, 2009 with an increase in the interest rate to 10.5% and Alpine has purchased $10.0 million of Series B Convertible Preferred Stock under terms substantially similar to the Series A Convertible Preferred Stock. In addition, we are currently discussing with a number of financial institutions a global refinancing transaction with respect to our remaining 10.5% Senior Notes, our secured revolving credit facility and our receivables sale facility. However, there can be no assurance that current and future discussions and negotiations will result in the satisfactory global refinancing of all Senior Notes and liquidity facilities on terms acceptable to the Company.

The Series A Convertible Preferred Stock has an annual dividend rate of 8.0% (subject to adjustment as described below), payable quarterly. We may defer payment of the dividend in certain circumstances. Any deferred dividend will accrue at a rate of 10% per annum if the dividend payment date is prior to January 31, 2012 and at a rate of 12% if the payment date is after January 31, 2012. Each share of Series A Convertible Preferred Stock is convertible at any time, at the option of the holder, into a number of shares of our common stock equal to the stated value per share ($1,000) divided by the conversion price then in effect. The initial conversion price is $1.10 per share, subject to customary anti-dilution requirements. The Series A Convertible Preferred Stock votes with the common stock on an as-converted basis on all matters. However, while the 10.5% Senior Notes remain outstanding, the holders of the Series A Convertible Preferred Stock will not be entitled to vote common stock or Series A Convertible Preferred Stock in excess of 49% of the voting power of the total voting securities of Wolverine. The Series A Convertible Preferred Stock is mandatorily redeemable at the stated value plus any accrued and unpaid dividends on January 31, 2017 and upon the occurrence of certain change of control transactions. We may redeem all, but not less than all, of the Series A Convertible Preferred Stock at our option, at the stated value plus accrued and unpaid dividends, after January 31, 2014, if certain conditions have been satisfied. Upon the occurrence of certain liquidation events, holders of Series A Convertible Preferred Stock will be entitled to receive a cash liquidation preference equal to the greater of the aggregate stated value of such holder’s Series A Convertible Preferred Stock plus accrued and unpaid dividends, or the amount that would be payable to such holder (including accrued but unpaid dividends) had all shares of Series A Convertible Preferred Stock been converted to common stock immediately prior to such event. Unless a holder of Series A Convertible Preferred Stock otherwise notifies us, certain fundamental transactions (including, for example, certain mergers, recapitalizations or sales of all or subsequently all of Wolverine’s assets) will be treated as a liquidation event that triggers the payment of the liquidation preference described above.

Under the terms of the Series A Convertible Preferred Stock, if at any time after June 16, 2007, the following two conditions are not satisfied (or waived by the holders of the Series A Convertible Preferred Stock):

a)	the number of authorized but unissued and otherwise unreserved shares of common stock is sufficient to permit the conversion of the Series A Convertible Preferred Stock into common stock, and

b)	the shares of common stock into which the Series A Convertible Preferred Stock is convertible are registered for resale under the Securities Act of 1933,

then the dividend rate on the Series A Convertible Preferred Stock will increase by 0.50% for each quarter in which those two conditions remain unsatisfied, up to a maximum increase of 2%. On May 24, 2007, we obtained stockholder approval to increase our authorized common stock from 40 million to 180 million, and our restated certificate of incorporation was amended accordingly on May 30, 2007. Consequently, as of June 16, 2007, we had satisfied the first equity condition, but not the second equity condition. The Series A preferred stockholders provided a conditional waiver to the adjustment to the dividend rate occurring on July 31, 2007 provided that both of the equity conditions were satisfied on or prior to July 31, 2007. The waiver provided that, in the event that the equity conditions were not satisfied by this date, the waiver would be of no force or effect and the applicable dividend rate adjustment (0.50%) would be made as of May 1, 2007 for the quarter ended July 31, 2007, and a further adjustment to occur on August 1, 2007 if the equity conditions were not satisfied as of that date. We did not satisfy the second equity condition as of July 31, 2007 or August 1, 2007. As a result, the dividend rate on the Series A Convertible Preferred Stock was adjusted to 8.5% for the quarter ended July 31, 2007. The dividend rate will be subject to further adjustment until the equity conditions are satisfied. The Series A preferred stockholders have granted a waiver of these dividend adjustment provisions to maintain a rate of 8.5% through July 1, 2008. However, we cannot give assurance that the Series A preferred stockholders will waive or modify these dividend adjustment provisions beyond that date.

The 50,000 shares of Series A Convertible Preferred Stock outstanding at December 31, 2007 are convertible into an aggregate of 45.5 million shares of common stock at the $1.10 conversion price then in effect. After Alpine’s January 25, 2008 purchase of additional shares, the shares outstanding of Series A Convertible Preferred Stock rose to 54,494 and are convertible into an aggregate of 49.5 million shares of common stock at the $1.10 conversion price. On December 31, 2007, we had 180 million shares of common stock authorized under our restated certificate of incorporation (as amended on May 30, 2007), with 40.3 million shares outstanding. We are required to reserve authorized but unissued and otherwise unreserved shares of common stock in an amount necessary for conversion of the Preferred Stock.

The Series B Convertible Preferred Stock has substantially the same terms and conditions as the Series A Convertible Preferred Stock, except that the initial cumulative dividend rate will be 8.50% per anum. The rights and seniority of the Series B Convertible Preferred Stock will be ratable and pari passu with those of the Series A Convertible Preferred Stock. The 10,000 shares of Series B Convertible Preferred stock were issued on March 20, 2008 at the $1.10 conversion price and are convertible into 9.1 million shares of common stock. If by June 30, 2008 we do not register for resale the underlying shares of common stock into which the Series B Convertible Preferred Stock may be converted, the dividend rate on the Series B Convertible Preferred Stock will increase.

On February 29, 2008, using cash on hand, we repurchased $11.9 million of our 7.375% Senior Notes at a 5% discount below the face value of the notes.

Results of Continuing Operations

Executive Summary

•

Net sales for 2007 were $1.2 billion. This 6.6 % decrease versus 2006 represents an industry wide reduction in demand for residential air conditioning and plumbing products, lower demand for refrigeration tube and the effect of the closure in late 2006 of our manufacturing facilities located in Jackson, Tennessee and Montreal, Quebec. These reductions were partially offset by higher selling prices and a richer mix of products resulting in fabrication revenue (sales excluding the selling price of metal) averaging $1.16 in 2007 compared to $1.07 in 2006.

•

The number of pounds of product shipped decreased to 275 million pounds, a 15.7% decrease in 2007 from the previous year reflecting the closure of the two facilities mentioned above (Jackson and Montreal).

•

Our gross profit in 2007 was 5.2% of net sales as compared with 3.5% in 2006. This was largely driven by a richer mix of products sold, improved pricing in both commercial products and wholesale products and the elimination of the losses incurred in the rod, bar and other product group in 2006.

•	Our selling, general and administrative expenses for 2007 increased by 6.0% from 2006 mostly the result of increased bonus and stock option expenses partly offset by reduced post retirement costs.

•

The net loss applicable to common stockholders in 2007 of $114.9 million reflects the impact of recording restructuring costs of $75.1 million for plant closures, $5.1 million of executive compensation and severance expenses related to the change in control effective with the completion of the initial recapitalization plan, Series A Convertible Preferred Stock dividends of $13.3 million (including $9.6 million of non-cash deemed dividends), accretion allocations related to our Series A Convertible Preferred Stock in the amount of $4.6 million, and a loss of $25.4 million associated with discontinued operations which included a $30.8 million dollar non-cash impairment of goodwill. The losses were partly offset by non-cash income of $15.8 million related to the fair value adjustment for the embedded derivative associated with the Preferred Stock Purchase Agreement.

•	During 2007, we invested $5.1 million in capital improvements, a decrease of $0.7 million from the $5.8 million invested in 2006.

•

On November 6, 2007, we announced the closure of our Decatur, Alabama and Booneville, Mississippi manufacturing facilities. A majority of the operations ceased prior to December 31, 2007 although there were some minor operations that continued into 2008. The Decatur and Booneville operations primarily served the U. S. copper plumbing tube and smooth industrial tube markets. Demand for copper plumbing tube has significantly declined over the last several years as a result of the substitution of plastic tube in residential construction. This trend is reinforced by high copper prices. Additionally, the smooth industrial tube market is rapidly transitioning to a commodity market and the Decatur/Booneville cost structure is not competitive in either market. Wolverine’s internal smooth tube requirements will be satisfied by a combination of production from other Wolverine locations and outsourcing.

•

Additionally on November 6, 2007, the Company announced it will eliminate approximately 40% of its corporate, general and administrative positions in order to streamline administrative functions. These positions are being eliminated in part due to the Company’s strategic focus on value added tubular product sales to global OEM customers which resulted in the closure of four manufacturing facilities in 2006 and 2007.

•

On February 29, 2008 we closed on, and executed a definitive purchase agreement for the sale of our STP business in Altoona, Pennsylvania. The proceeds from the sale and subsequent working capital adjustments will generate approximately $28.0 million and will assist our recapitalization plan.

•	Plainfield has refinanced $38.3 million of the 7.375% Senior Notes held by it by extending the maturity date to March 28, 2009 with an increase in the interest rate to 10.5% effective March 20, 2008.

•

On March 20, 2008 Alpine purchased 10,000 shares of Series B Convertible Preferred Stock, which have substantially the same terms and conditions as the Series A Convertible Preferred Stock except that the initial rate of interest on the Series B Convertible Preferred Stock is 8.5% and could increase to 10.5% if the underlying shares of common stock into which the Series B Convertible Preferred Stock can be converted are not successfully registered for resale. The 10,000 shares were issued at the $1.10 conversion price and are convertible into 9.1 million shares of stock.

•

On March 20, 2008 we announced an agreement for The Wieland Group (“Wieland”), a world-leading manufacturer of semi-finished and special products in copper and copper alloys, to purchase a 30% equity interest in Wolverine Tube Shanghai Co., Ltd. (“WTS”). WTS, located within the Shanghai Waigaoqiao Free Trade Zone, had been a wholly-owned subsidiary of Wolverine. Under the agreement, Wieland is acquiring a 30% share of WTS for a payment of $9.5 million. We estimate the value of intangibles at $2.1 million. Wieland may exercise an option between 2011 and 2012 to acquire an additional 20% share of WTS.

Year-Ended December 31, 2007, Compared with Year-Ended December 31, 2006

The following table presents a comparison of total pounds shipped by business segment for the past two years:

Total Pounds Shipped	For the Year Ended December 31,
(In thousands, except for percentages)	2007	2006	Decrease	% Decrease
Commercial products	203,236	230,377	(27,141)	(11.8)%
Wholesale products	71,833	79,114	(7,281)	(9.2)%
Rod, bar and other products	—	17,000	(17,000)	(100.0)%

Total	275,069	326,491	(51,422)	(15.7)%

The decrease in pounds shipped in the commercial products segment was due primarily to the falling demand for industrial tube used in the residential air conditioning market. Annual shipments of wholesale products were negatively affected by the continued high and erratic price of copper as well as the substitution of plastics in the residential plumbing market. Both markets were also severely impacted by the housing market downturn in 2007. Pounds shipped in the rod, bar and other products were eliminated with the closure of our Montreal facility in late 2006.

The following table presents a comparison of net sales by business segments:

Net Sales	For the Year Ended December 31,
(In thousands, except for percentages)	2007	2006	Decrease	% Decrease
Commercial products	$926,518	$947,750	$(21,232)	(2.2)%
Wholesale products	302,133	310,993	(8,860)	(2.8)%
Rod, bar and other products	—	57,133	(57,133)	(100.0)%

Total	$1,228,651	$1,315,876	$(87,225)	(6.6)%

The decrease in 2007 net sales was the result of the 15.7% decrease in pounds shipped, partially offset by an increase in the per unit selling price from $4.03 in 2006 to $4.47 in 2007. The increased selling price was the result of the rise in the average COMEX price of copper from $3.09 in 2006 to $3.22 in 2007 along with an increase in the average annual unit fabrication revenues (net sales less the cost of metal) of $0.09 per pound to $1.16 per pound in 2007, versus $1.07 per pound in 2006 reflecting the Company’s strategy to increase the sale of higher value added products.

Commercial product sales decreased by 2.2 % to $926.5 million in 2007 as compared to 2006. The 11.8 % decrease in pounds shipped was nearly offset by a 11.0 % increase in the per unit selling price to $4.57 per pound in 2007 versus $4.11 per pound in 2006 due mostly to the sale of a richer mix of products and to a lesser extent to the 4.2 % rise in copper prices year over year. Wholesale product sales decreased by 2.8 % to $302.1 million in 2007 as compared to $311.0 million in 2006. The decrease was attributed to the 9.2% decline in pounds shipped offset somewhat by a 7.1 % increase in the per unit selling price to $4.21 per pound in 2007 versus $3.93 in 2006 and higher copper prices. Net sales for rod, bar and other products were eliminated due to the closure of our Montreal facility in 2006.

The following table presents a comparison of gross profit by business segment:

Gross Profit	For the Year Ended December 31,
(In thousands, except for percentages)	2007	2006	Increase	% Increase
Commercial products	$37,327	$26,415	$10,912	41.3%
Wholesale products	26,241	22,656	3,585	15.8%
Rod, bar and other products	—	(2,798)	2,798	100.0%

Total	$63,568	$46,273	$17,295	37.4%

The increase in gross profit for our commercial products and wholesale products reflects a richer mix of products sold, an increase in per unit fabrication revenues, partially offset by the impact of lower volume.

Our selling, general & administrative (SG&A) expenses were $32.5 million in 2007 as compared with $30.6 million in 2006. Bonus and stock option plans accounted for $1.7 million of the $1.9 million increase year over year. In addition, we incurred Alpine management fee expenses of $1.2 million for services rendered on our behalf in connection and assistance with our refinancing and restructuring activities. Employee procurement and relocation expenses were increased by $0.6 million. These increased expenses were partially offset by lower benefit costs resulting from the freezing of our post retirement benefit plans.

Advisory fees and severance expenses for 2007 totaled $6.3 million which included $5.1 million of executive compensation and severance expenses related to the change in control effective with the completion of the initial phase of the recapitalization plan on February 16, 2007. An additional $1.2 million was related to the utilization of certain financial, legal and business advisors to consult on strategic business issues. Advisory fees of $7.4 million in 2006 were the result of our refinancing and balance sheet restructuring activities.

Restructuring expenses in 2007 were $75.1 million of which $65.4 million was related to the decision to close our Decatur, Alabama and Booneville, Mississippi manufacturing facilities and reduce our corporate general and administrative burden. Additional expenses related to the closure of our Jackson, Tennessee and Montreal, Quebec facilities which began in 2006 accounted for the remaining $9.7 million. (see Note 24, Restructuring and Other Charges, of the Notes to Consolidated Financial Statements). The restructuring expenses of $57.6 million in 2006 were related to the closing of our Jackson, Tennessee and Montreal, Quebec manufacturing facilities and the relocation of our U.S. wholesale warehouse into the Decatur, Alabama facility.

Operating losses from continuing operations increased to $50.3 million in 2007 from $49.4 million in 2006. Improvements in operating results were more than offset by an increase in restructuring costs related to the closure and restructuring of facilities and selling, general and administration burden reductions.

Net interest expense was $21.0 million in 2007 as compare to $21.2 million in 2006.

Loss on the sale of receivables associated with our receivables sale facility was $2.5 million in 2007 versus $4.4 million in 2006. The major reason for the decline is associated with reduced utilization of our receivables sale facility following receipt of proceeds from the sale of Series A Convertible Preferred Stock early in 2007 and from the rights offering completed in October 2007. Average utilization of the receivables sale facility during 2007 was $23.3 million compared to $56.2 million in 2006, with no utilization of the facility during the fourth quarter of 2007.

In 2007, we recorded non-cash income of $15.8 million as the result of marking to market the conversion options embedded in the Preferred Stock Purchase Agreement entered into on February 16, 2007. At the time of the execution of the Preferred Stock Purchase Agreement, we did not have a sufficient number of authorized shares available to fully settle the conversion options. In addition, subsequent issuance of stock options by us further reduced the available shares, necessitating a subsequent valuation of the conversion feature related to the additional preferred shares not convertible as of March 29, 2007. The fair value of these options was determined and the related derivative liability was bifurcated from the underlying preferred stock balance and included as a component of current liabilities. The derivative liabilities were marked to market through other (income)/expense—net. On May 24, 2007, at the Annual Meeting of Stockholders’, the stockholders voted to increase the shares authorized to 180 million. As a result, these conversion options were marked to market on that date and then reclassified from current liabilities to preferred stock and stockholder’s equity.

Other expense (income), net, for 2007 was $2.6 million compared to $0.5 million in 2006. The increase in 2007 primarily reflects the foreign currency impact of the weakened U.S. dollar against the euro and Canadian dollar versus the relative value of the dollar against these currencies in 2006.

A net tax expense of $8.5 million was recorded in 2007 as compared with a net tax expense of $9.4 million in 2006. Tax expense in 2007 reflects a provision of $3.1 million for withholding taxes on planned repatriation of dividends and technology fees, an increase in our North American tax valuation allowance and other reserve adjustments of $3.8 million, and tax expense of $1.6 million on pretax income in our foreign operations. The effective tax expense rate in 2007 was 13.5% as compared with an effective tax expense rate of 12.1% in 2006.

The loss from continuing operations was $71.7 million for 2007 as compared with a loss from continuing operations of $87.0 million for 2006. Improvements in gross profit and the non-cash income recorded from marking to market of the embedded derivatives were partially offset by an increase in restructuring expenses from year to year.

The loss from discontinued operations net of tax was $25.4 million for 2007 compared to income net of tax from discontinued operations of $7.8 million in 2006, reflecting the write down of goodwill in the amount of $30.8 million to reflect the pending sale of our STP business with the sale of our Altoona, Pennsylvania facility which occurred on February 29, 2008.

In 2007 we recorded a $4.3 million expense related to the accretion of Series A Convertible Preferred Stock to its redemption value of $50.0 million. This amortization will occur over ten years to the mandatory redemption date and was necessitated following the recording of the embedded derivatives mentioned above and the beneficial conversion feature associated with the Preferred Stock Purchase Agreement. In addition, dividends paid on our Series A Convertible Preferred Stock were $13.3 million in 2007, which included $9.6 million of non-cash deemed dividends to Series A preferred stockholders as a result of the beneficial conversion feature present in the convertible Preferred Stock Purchase Agreement.

The net loss applicable to common shares in 2007 was $114.9 million, or $6.04 per basic share, compared with a net loss of $79.2 million, or $5.26 per basic share in 2006.

Year-Ended December 31, 2006, Compared with Year-Ended December 31, 2005

The following table presents a comparison of total pounds shipped by business segment for the past two years:

Total Pounds Shipped	For the Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(In thousands, except for percentages)	2006	2005
Commercial products	230,377	196,931	33,446	17.0%
Wholesale products	79,114	88,455	(9,341)	(10.6)%
Rod, bar and other products	17,000	18,151	(1,151)	(6.3)%

Total	326,491	303,537	22,954	7.6%

The increase in pounds shipped in the commercial products segment was due primarily to demand in industrial tube reflecting the transition to production of 13 SEER air conditioning units and increases in our value added strategic sourcing program. Annual shipments of wholesale products were negatively affected by the continued high and erratic price of copper. Wholesale products shipments increased in the second quarter of 2006 as compared with 2005, reflecting the increased global customer demand caused by shortages in worldwide supply. With the exception of the second quarter, wholesale shipments in all other quarters in 2006 were less than the same periods in 2005. Pounds shipped in the rod, bar and other products segment decreased due to competitive forces, lower demand and the closing of our Montreal facility.

The following table presents a comparison of net sales by business segments:

Net Sales	For the Year Ended December 31,
(In thousands, except for percentages)	2006	2005	Increase	% Increase
Commercial products	$947,750	$574,128	$373,622	65.1%
Wholesale products	310,993	195,325	115,668	59.2%
Rod, bar and other products	57,133	39,577	17,556	44.4%

Total	$1,315,876	$809,030	$506,846	62.6%

Overall, the increase in net sales was the result of the rise in the average COMEX price of copper increasing to $3.09 per pound in 2006 from $1.68 per pound in 2005. Average annual unit fabrication revenues (net sales less the cost of metal) increased $0.10 per pound to $1.07 per pound in 2006, versus $0.97 per pound in 2005, primarily reflecting price increases in our wholesale products segment during the second and third quarters and the impact of our Chinese value added strategic sourcing program.

Commercial product sales increased to $4.11 per pound in 2006 versus $2.92 per pound in 2005, a 40.8% increase. The improvement is due to the sharp rise in copper prices year over year. Wholesale product sales increased to $3.93 per pound in 2006 versus $2.21 in 2005, a 77.8% increase. This increase reflects the rising COMEX price of copper and the impact of higher selling prices due to favorable market conditions primarily in the second and third quarters. Net sales for rod, bar and other products increased to $3.36 per pound as compared with $2.18 per pound, also reflecting the increase in copper prices.

The following table presents a comparison of gross profit by business segment:

Gross Profit	For the Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(In thousands, except for percentages)	2006	2005
Commercial products	$26,415	$16,306	$10,109	62.0%
Wholesale products	22,656	650	22,006	N/M
Rod, bar and other products	(2,798)	(1,883)	(915)	(48.6)%

Total	$46,273	$15,073	$31,200	207.0%

NM	– Not meaningful

The increase in gross profit for our commercial products is attributable to increased volume, a richer mix of products sold, and a $0.03 reduction in the cost of manufacturing per pound on products produced internally. The increase in gross profit for our wholesale products was largely due to increases in pricing in the second and third quarters of 2006, offset in part by a slight increase in the cost of manufacturing per pound mostly due to lower volume. Rod, bar and other products gross profit declined primarily due to poor manufacturing performance in Montreal leading to the closure thereof in December 2006. This decline in rod and bar profitability was partly offset by improved performance in our Apeldoorn trading company.

Our selling, general & administrative (SG&A) expenses decreased to $30.6 million in 2006 as compared with $36.5 million in 2005. The decrease was primarily due to reductions in compensation expenses from our salary restructuring program initiated in the fourth quarter of 2005 totaling $1.7 million and post retirement related expense savings in the amount of $2.2 million resulting from the freezing and termination of certain retirement programs initiated and recorded in 2005. We recorded a non-recurring curtailment charge of $3.6 million associated with the freezing and termination of those plans in 2005. Professional fees, primarily audit fees, were reduced by $0.6 million by bringing in house the majority of our internal audit program and from reduced compliance expenses of the Sarbanes-Oxley Act of 2002, Section 404 compliance. Depreciation was also reduced by $0.3 million. These savings were partly offset by increased performance-based bonus compensation accruals in the amount of $2.5 million recorded in 2006 over the amount accrued in 2005.

Restructuring expenses in 2006 were $57.6 million and were related to the closing of our Jackson, Tennessee and Montreal, Quebec manufacturing facilities and the relocation of our U.S. wholesale warehouse into the Decatur, Alabama plant (see Note 24, Restructuring and Other Charges, of the Notes to Consolidated Financial Statements). We also incurred financial and legal advisory fees of $7.4 million related to the restructuring of our balance sheet. The restructuring expenses of $1.4 million in 2005 were for severance and benefit charges related to a reduction in workforce at our corporate headquarters and for the elimination of certain support functions in our U.S. manufacturing operations, expenses and a valuation write-down associated with the sale of our corporate aircraft, and credits associated with the Booneville, Mississippi facility closure.

The operating loss from continuing operations was $49.4 million for 2006 as compared with a loss from operations of $22.8 million for 2005.

Net interest and amortization expense increased approximately $1.7 million to $23.3 million in 2006 from $21.6 million in 2005. The increase was primarily due to additional interest expense as the result of the termination of our swap agreement on August 25, 2006. We incurred a swap termination fee that is being amortized over the remaining life of the applicable bond issue.

The loss on the sale of receivables was $4.4 million in 2006 compared to $0.6 million in 2005. Significant increases in copper prices placed an unprecedented demand on our working capital in 2006 necessitating an increased utilization of our receivable sale facility compared to 2005.

A net tax expense of $9.4 million was recorded in 2006 as compared with a net tax benefit of $1.8 million in 2005. The effective tax expense rate in 2006 was 12.1% as compared with an effective tax benefit rate of 3.8% in 2005. The 2006 and 2005 tax benefits were reduced by non-cash charges of $35.8 million and $12.6 million, respectively, which were recorded to establish valuation allowances for our U.S. and Canadian deferred tax assets.

The net loss from continuing operations in 2006 was $87.0 million, or $5.77 per basic common share, compared with a net loss of $44.6 million, or $2.97 per basic common share in 2005.

Net income from discontinued operations (net of income taxes) in 2006 was $7.8 million or $0.51 per basic common share compared to $6.0 million or $0.40 per basic common share in 2005.

Liquidity and Capital Resources

The following table presents selected information concerning our financial condition:

	December 31, 2007	December 31, 2006
(In thousands)
Cash and equivalents	$63,303	$17,354
Working capital	$162,782	$160,990
Total debt	$236,960	$240,000
Current ratio	1.92	3.30

Overview and Outlook

Strategically, our objective is to strengthen and reposition the Company by concentrating on improving its competitiveness, operating performance and customer service, and by becoming a leading global supplier of value added solutions and products in systems that require high performance and energy efficient heat transfer and cooling. We have taken the necessary steps to be able to pay our 7.375% Senior Notes when they mature in August 2008, extend our liquidity facilities through early 2009 and are working towards a global refinancing program to be in place prior to the maturing of our 10.5% Senior Notes due in April 2009. With our balance sheet restructured and a global refinancing program accomplished, we believe we will be repositioned for growth in our core businesses.

During 2007, cash infusions from the sale of Series A Convertible Preferred Stock and common stock of over $73.0 million provided funds to pay down our secured revolving credit facility and balances outstanding on our secured receivables sale facility, fund losses from operating activities, invest in property plant and equipment and finish the year with an increase of $45.9 million in cash and cash equivalents to a total of $63.3 million and no borrowings or advances outstanding on our liquidity facilities other than $23.3 million in letters of credit commitments.

On November 20, 2007, Moody’s confirmed its Caa3 rating on our Senior Notes and our Caa2 corporate family rating. Moody’s ratings are reflective of the Company’s somewhat constrained liquidity profile due to near-term debt maturities, cost and working capital pressures on the raw materials side, particularly associated with the copper price escalation, and cash charges resulting from the realignment and restructuring of the Company’s North American operations to include the closure of two facilities, one in Alabama and the other in Mississippi.

As a result of the proceeds from both the initial sale of $50.0 million of Series A Convertible Preferred Stock and the $27.9 million generated from the October 2007 rights offering pursuant to our recapitalization plan described in Recapitalization Plan above, we were able to pay down the entire balance outstanding on our receivables sale facility (leaving us with availability of $49.7 million under that facility) and we increased our cash and cash equivalent balance to $63.3 million as of December 31, 2007. Under our secured revolving credit facility, at December 31, 2007 we had $23.3 million in letters of credit and no revolving loans outstanding, leaving approximately $6.1 million in additional borrowing availability as of that date. We believe that the availability under these facilities, combined with unrestricted cash on hand in North America, and the capital infusions we have received and plan to receive in connection with the execution of our Recapitalization Plan, the proceeds from the sale of our STP business, with the sale of our Altoona, Pennsylvania facility on February 29, 2008 and other contemplated activities associated with our refinancing plans are expected to provide the liquidity required in 2008 to redeem our 7.375% Senior Notes due in August 2008, support our operations and continue our strategic initiatives.

As discussed in –Recapitalization Plan above, since February 2007, we have been engaged in a recapitalization plan designed to provide significant equity proceeds to Wolverine in preparation for upcoming maturities of Wolverine’s Senior Notes and other liquidity facilities in 2008 and 2009. As part of this plan, we have been pursuing a global refinancing transaction with respect to refinancing our Senior Notes and other liquidity facilities prior to their maturities. In light of market conditions which have negatively affected our ability to execute such a global refinancing strategy by the first quarter of 2008, we have taken certain actions to address the repayment of the 7.375% Senior Notes due in August 2008 while allowing Wolverine to continue to maintain adequate liquidity to conduct operations. As a result of the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock equity investments, the proceeds from the rights offering, the sale of our STP business in Altoona, Pennsylvania, proceeds from our sale of 30% of the Shanghai operation and cash generated by operations primarily though working capital reductions, we have approximately $71.5_million of cash available as of March 24, 2008 to address this refinancing plan. In addition, we have successfully amended our receivables sale facility and our secured revolving credit facility to extend the maturity of these facilities to February 19, 2009 and April 28, 2009 respectively. And finally, Plainfield has refinanced $38.3 million of the 7.375% Senior Notes held by it, extending the maturity date to March 28, 2009. We believe that the availability under our extended liquidity facilities, combined with unrestricted cash on hand in North America, the capital infusions we have received in connection with the execution of our recapitalization plan, the proceeds from the sale of our STP business and other activities associated with our refinancing plan will provide the liquidity required in 2008 to repay our 7.375% Senior Notes due in August 2008, support our operations and continue our strategic initiatives.

We are continuing to pursue a global refinancing plan with respect to refinancing our remaining Senior Notes, our secured revolving credit facility and our receivables sale facility prior to their maturities in 2009. While we believe this refinancing will be completed prior to the relevant maturity dates, there can be no assurance that current and future negotiations with financial institutions and current and future credit market conditions will result in the refinancing of these Senior Notes and liquidity facilities on acceptable terms prior to the applicable maturity dates.

See the discussion of risks related to our liquidity under Part I, Item 1A, Risk Factors, above.

Sources of Liquidity

Our principal sources of liquidity are cash and cash equivalents, cash provided by operations, amounts available under our liquidity facilities and, in 2007, cash proceeds from the sale of equity in connection with our Recapitalization Plan outlined in Recapitalization Plan above.

Cash and cash equivalents. For the 12 month period ending December 31, 2007, we had a net increase in cash and cash equivalents of $45.9 million over the same period in 2006. The increase was primarily the result of cash provided by financing activities of $66.6 million, which includes the $45.2 million of net proceeds generated in February 2007 from the sale of Series A Convertible Preferred Stock and the $27.5 million of net proceeds received from the rights offering in October 2007 offset partly by payments to revolving credit facilities and other debt of $3.8 million and dividends paid of $3.0 million. The increase in cash provided by financing activities was partially offset by net cash used for operating activities (continued and discontinued operations) of $22.6 million and cash used for investing activities of $2.8 million (primarily operating activities). The weakening U.S. dollar versus the Canadian dollar and the euro increased cash and cash equivalents by $4.7 million.

Our liquidity is affected by restricted cash balances, which are included in current assets and are not available for general corporate use, of $2.1 million at December 31, 2007 as compared to $5.6 million as of December 31, 2006. Restricted cash at December 31, 2007 included $1.0 million related to deposits for margin calls on our metal and natural gas hedge programs, cash of $0.4 million deposited in an interest bearing Brazilian bank account, and $0.7 million as collateral to secure our purchase credit card program. Restricted cash at December 31, 2006 included $3.6 million related to deposits for margin calls on our metal and natural gas hedge programs, $1.3 million as collateral to secure our former travel and purchase credit card programs, cash of $0.4 million deposited in an interest bearing Brazilian bank account, and $0.3 million to secure a letter of credit for a loan made by the Portuguese government.

Cash provided by operations. Cash used for operations in 2007 was $22.6 million which included the repayment of advances under our receivables sale facility in the amount of $43.9 million. In 2006, cash provided by operations of $1.9 million included advances taken under our receivables sale facility of $24.9 million.

Amounts available under liquidity facilities. Our receivables sale facility and secured revolving credit facility, as well as a credit facility in the Netherlands, are available for working capital needs. Our ability to access these liquidity facilities depends on the amount of available borrowing base or eligible receivables, less any required reserves or holdbacks, and is subject to our compliance with the terms and conditions of the facility agreements, including financial covenants. At the end of fiscal 2007, we were in compliance with all such covenants. In the event we were to default on any of our other debt, it may constitute a default under our liquidity facilities as well. The terms of the agreements governing these liquidity facilities are described in more detail in Note 11, Financing Arrangements and Debt, and Note 12, Receivables Sale Facility, of the Notes to the Consolidated Financial Statements.

Borrowings under our secured revolving credit facility. We had no borrowings under our secured revolving credit facility at December 31, 2007. We had approximately $23.3 million of standby letters of credit outstanding at December 31, 2007. After taking into account an additional $3.2 million of reserves and other holdbacks, we had $6.1 million in additional borrowing availability under our secured revolving credit facility as of that date. As of December 31, 2006, we had $2.0 million outstanding borrowings under our secured revolving credit facility and approximately $6.8 million of standby letters of credit outstanding. After taking into account an additional $3.2 million of reserves and other holdbacks we had $19.5 million in additional borrowing availability under our secured revolving credit facility at December 31, 2007.

Cash from our receivables sale facility. The amount of cash available to us under our receivables sale facility is based upon the amount of eligible receivables and certain reserves required by the facility. Accordingly, availability may fluctuate over time, but in no case will it exceed the facility’s then applicable purchase limit effective February 21, 2008. The facility maturity was extended to February 19, 2009 effective February 22, 2008 and the purchase limit was reduced from $90.0 million to $75.0 million. Based upon a servicing report as of December 31, 2007, the value of receivables eligible to be purchased totaled approximately $49.7 million. At December 31, 2007 there were no outstanding advances under this facility.

Borrowings under our liquidity facility in the Netherlands. We have a credit facility in the Netherlands, payable on demand and providing for available credit of up to 2.9 million euros or approximately $4.3 million. At December 31, 2007, we had outstanding borrowings of approximately $0.4 million euros or $0.6 million under this facility. At December 31, 2006, we had outstanding borrowings of approximately $0.9 million euros or $1.2 million under this facility.

Cash proceeds from the sale of equity. As noted above, during 2007 we received $45.2 million in cash ($50.0 million less costs of $4.8 million) under the Recapitalization Plan from the sale of Series A Convertible Preferred Stock and an additional $27.9 million from a common stock rights offering. Alpine invested an additional $4.5 million in Series A Convertible Preferred Stock on January 25, 2008, and another $10.0 million in Series B Convertible Preferred Stock on March 20, 2008.

Uses of Liquidity

Our principal uses of liquidity during 2007 were funding net cash used by operations, working capital needs, capital expenditures, payments related to our outstanding debt and other liquidity facilities, Series A Convertible Preferred Stock dividends, funding of pension obligations and investment purchases in our rabbi trust for severance and other payments required under various change of control agreements.

Cash used by operations. Cash used for operations in 2007 was $22.6 million which included the repayment of advances under our receivables sale facility in the amount of $43.9 million. In 2006, cash provided by operations of $1.9 million included advances taken under our receivables sale facility of $24.9 million.

Working capital needs. Working capital on December 31, 2007 increased $1.8 million from $161.0 million on December 31, 2006 to $162.8 million. Working capital increased as a result of both an increase of $46.0 million in our cash and cash equivalents balance due to the capital raised from both the sale of Series A Convertible Preferred Stock and from the common stock rights offering and a year over year reduction of $43.9 million in the utilization of the receivables sale facility. This increase was more than offset by reductions in working capital due to the reclassification $89.8 of our 7.375% Senior Notes due August 31, 2008 from long term to short term debt and a $15.4 million increase in our accounts payable balance, primarily as a result of the addition of our silver consignment arrangement.

Capital expenditures. In 2007, capital expenditures totaled $5.1 million versus $5.8 million in 2006 and $9.8 million in 2005. Capital expenditures include asset replacement, environmental and safety compliance, cost reduction and productivity improvement items, and expenditures for our new Monterrey, Mexico manufacturing facility in 2005.

Payments related to our outstanding debt and other liquidity facilities. In 2007, we made interest and other fee payments on our Senior Notes, and other debt totaling $21.0 million, versus payments of $21.2 million in 2006 and $20.1 million in 2005. During 2007 we paid down our secured revolving credit facility balance at December 31, 2006 in the amount of $2.0 million and $43.9 on our outstanding advances under our receivables sale facility. A decrease in the utilization of our receivables sale facility in 2007 as compared with the amount utilized in 2006 lowered our loss on the sale of receivables to $2.5 million in 2007 from $4.4 million in 2006 which resulted in a reduction in the cash costs of this facility.

Preferred stock dividends. Cash dividends paid on our Series A Convertible Preferred Stock totaled $3.0 million in 2007. There were no dividends paid in either 2006 or 2005.

Funding of pension obligations. In 2007, we made contributions to our U.S. defined benefit pension plan in the amount of $0.8 million, compared to $1.8 million in 2006 and none in 2005, In 2007, 2006 and 2005, we made contributions of $2.4 million, $2.7 million and $1.1 million, respectively, to our Canadian defined benefit pension plans. In 2008, we anticipate making mandatory contributions totaling $13.6 million to our U.S. qualified defined benefit plan as required by funding regulations or laws. In 2007 all our Canadian pension obligations were satisfied and as a result, no future payments are required.

We have frozen benefits under the U.S. defined benefit pension plan and Supplemental Benefit Restoration Plan, effective February 28, 2006. In conjunction with the freezing of these plans, on March 1, 2006, we made enhancements to our 401(k) plan for the employees impacted by this action. These enhancements include an automatic three percent contribution to each affected employee’s 401(k) account, a match of employees’ contributions, the addition of a success sharing component to the 401(k) plan, and the provision of transition contributions for five years for certain employees based upon an employee’s age and years of service as of February 28, 2006. Matching contributions are discretionary and subject to a four-year graded vesting schedule. The 2007 success share contribution is also discretionary and is subject to a three-year cliff vesting schedule. The transition contribution is made only for those who participated in the defined benefit plan and whose age and length of service combine to equal 50 or more on February 28, 2006 and the amount ranges from 0.5% to 4.0% of compensation. The 2007 transition contribution is subject to a three-year cliff vesting schedule. The transition credit is made only for the period of March 1, 2006 through December 31, 2010. Plan benefits are payable upon termination of employment and after age 59 1/2. The expense associated with the 401(k) plan was $4.4 million in 2007 as compared with $4.8 million in 2006 and $0.7 in 2005.

In 2006, lump sum benefits due to Dennis Horowitz, our former Chief Executive Officer in the amount of $5.7 million were paid, $4.4 million from funds previously held in a rabbi trust and $1.3 million from the general operating funds of our Company. In March 2005, we paid James E. Deason $1.6 million from our general operating funds due to his retirement, which represented Mr. Deason’s vested benefits under the 2002 Supplemental Executive Retirement Plan and the Supplemental Benefit Restoration Plan. We also made payments of $0.1 million to participants of the Supplemental Benefit Restoration Plan in 2007 and 2006 to cover expected normal payouts. In 2008, we anticipate making payments to participants of the Supplemental Benefit Restoration Plan totaling $0.1 million, which represents the equivalent of the normal amount of benefits.

Funding of the rabbi trust for severance and other payments. During 2007, we funded $4.6 million for certain employees affected by the change in control. We have made payments in the amount of $3.1 million, which includes $0.1 million of accumulated interest from funds received from the rabbi trust. The remaining $1.6 million plus accumulated interest will be paid from the rabbi trust funds in the first quarter of 2008.

Off-Balance Sheet Arrangements

On April 28, 2005, we established a three-year receivables sale facility under which we could sell on a revolving basis up to $45.0 million of eligible accounts receivable. During 2006, we amended the facility to, among other things, increase the maximum amount available under the facility from $75.0 million to $90.0 million. On February 21, 2008 the maximum amount was decreased to $75.0 million. We consider the receivables sale facility to be a critical component of our overall liquidity. Along with our secured revolving credit facility, we look to the receivables sale facility as a primary source of funding for our working capital requirements. Generally, the receivables sale facility allows us to fund these cash requirements more cost effectively than the secured revolving credit facility.

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

The amount of cash available to us under the receivables sale facility (within the maximum facility availability) is based upon the amount of eligible receivables and certain reserves required by the facility. Accordingly, availability may be reduced, perhaps materially, as a result of adverse changes in receivables eligibility balances and facility reserves, which are affected primarily by changes in various criteria related to the quality of receivables within the receivables pool. In addition, the third-party purchasers can terminate purchases of receivables interests prior to the scheduled expiration date of the receivables sale facility upon the occurrence of certain “amortization events,” including, among others, our non-compliance with the facility’s various covenants and requirements and a default on (or termination of) certain of our other financing arrangements. An amortization event under the receivables sale facility, without waivers from the relevant counterparties, would trigger an event of default under our secured revolving credit facility, which in turn could result in the acceleration of our obligations under those arrangements as well as under our Senior Note indentures. As a result, if we are unable to obtain appropriate waivers, a termination of the receivables sale facility would not only prevent us from accessing our alternative source of working capital funding (the secured revolving credit facility), but would also require us to refinance or restructure the receivables sale facility and the secured revolving credit facility (and possibly our Senior Note financings) in a timely manner.

The terms of the agreements governing the receivables sale facility and the amendments to these agreements in 2007 and in 2008 to date, along with usage and availability information as of the end of the 2007 fiscal year, are described in Note 12, Receivables Sale Facility, of the Notes to Consolidated Financial Statements.

Other than the receivables sale facility, our Company had no other off-balance sheet arrangements as of December 31, 2007 that either have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Financing Arrangements

As of December 31, 2007, our financing arrangements consisted of our (i) 7.375% Senior Notes due August 2008; (ii) 10.5% Senior Notes due April 2009; (iii) liquidity facilities, consisting of a receivables sale facility, a $35.0 million secured revolving credit facility and a silver consignment facility (which we view as a source of indirect liquidity because it allows us to reduce the amount of working capital necessary to fund our silver raw material requirements) and (iv) certain other credit arrangements with respect to our non-U.S. operations. As discussed in further detail above in “—Recapitalization Plan,” we have recently taken certain actions to address the repayment of the 7.375% Senior Notes upon their maturity in August 2008 and we are continuing to pursue a global refinancing plan with respect to our remaining Senior Notes, our secured revolving credit facility and our receivables sale facility prior to their maturities in 2009.

The agreements governing our liquidity facilities, and the indentures and other agreements governing our Senior Notes, contain cross default provisions. As of December 31, 2007, we were in compliance with the covenants contained in the agreements governing our liquidity facilities and in the indentures governing our Senior Notes. The terms of these financing arrangements, including 2007 amendments and amounts outstanding and available as of December 31, 2007, are discussed in more detail in Notes 11, Financing Arrangements and Debt and 12, Receivables Sale Facility of the Notes to Consolidated Financial Statements.

Environmental Matters

We are subject to extensive environmental regulations imposed by federal, state, provincial and local authorities in the U.S., Canada, China, Portugal and Mexico with respect to emissions to air, discharges to waterways, and the generation, handling, storage, transportation, treatment and disposal of waste materials. We have received various communications from regulatory authorities concerning certain environmental matters. See Note 16, Environmental Matters, of the Notes to Consolidated Financial Statements for further details regarding environmental matters.

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

Derivatives and Hedging Activities

Our operations and cash flows are subject to fluctuations due to changes in commodity prices, foreign currency exchange rates and interest rates. We use derivative financial instruments to manage commodity prices, foreign currency exchange rates and interest rate exposures, though not for speculative purposes. Derivatives used are primarily commodity forward contracts, foreign currency forward contracts and interest rate swaps. We apply the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and by SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, (hereinafter collectively referred to as SFAS 133), for most of our derivatives. Some of our derivatives are designated as either a hedge of a recognized asset or liability or an unrecognized firm commitment (fair value hedge), or a hedge of a forecasted transaction (cash flow hedge). For fair value hedges, both the effective and ineffective portion of the changes in the fair value of the derivative, along with any gain or loss on the hedged item that is attributable to the hedged risk, are recorded directly to operations. The effective portion of changes in fair value of derivatives that are designated as cash flow hedges are recorded in accumulated other comprehensive income/(loss), until the hedged item is realized, when the gain/(loss) previously included in accumulated other comprehensive income/(loss) is recognized in operations. Our foreign currency hedges are accounted for under SFAS No. 52 (SFAS 52), Foreign Currency Translation.

Long-lived Assets

The values assigned to long-lived assets such as property, plant and equipment, assets held for sale and goodwill are reviewed as appropriate. We estimate the depreciable lives of property, plant and equipment, and review the assets for impairment if events, or changes in circumstances, indicate that we may not recover the carrying amount of an asset.

SFAS No. 142 (SFAS 142), Goodwill and Other Intangible Assets, addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 presumes that goodwill has an indefinite useful life and thus should not be amortized, but rather tested at least annually for impairment using a lower of cost or fair value approach. During 2007, we conducted the required annual goodwill impairment review, and based upon the results of this review, determined that there was no impairment of goodwill for our continuing operations. Following our decision to sell STP, we retested the goodwill assigned to this operation. Taking into account the projected proceeds from the sale, we impaired the goodwill associated with this business by $30.8 million. We then retested the remainder of our goodwill and determined there was no impairment subsequent to the STP sale. We also conducted the required annual goodwill impairment review in 2006, and based upon the results of that review, determined that there was no impairment of goodwill for 2006. In evaluating goodwill, we make certain assumptions regarding estimated growth rates, profit projections, rates of interest and other estimates. If we fail to achieve estimated growth rates and/or profit projections, if interest rates increase, or if other estimates or assumptions change in the future, we may record additional impairment charges for goodwill in the future.

SFAS No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, addresses the testing of long-lived assets for impairment and the classification of assets held for sale. Based on our review and testing, we have impaired the long-lived assets of our Decatur, Alabama, Booneville, Mississippi, Montreal, Quebec, Jackson, Tennessee, and STP business in Altoona, Pennsylvania to their expected recovery value based upon input from third party sources.

Environmental

SFAS No. 143 (SFAS 143), Accounting for Asset Retirement Obligations, addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In light of the closure of our Decatur, Alabama and Montreal, Quebec facilities, we have recorded the appropriate estimated legal obligations triggered by those closures.

Income Taxes

Under SFAS No. 109 (SFAS 109), Accounting for Income Taxes, deferred tax liabilities and assets are recorded for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. Property, plant and equipment, inventories, prepaid pension, postretirement benefit obligations, and certain other accrued liabilities are the primary sources of these temporary differences. Deferred income tax also includes operating loss and tax credit carryforwards. Our Company establishes valuation allowances to reduce deferred tax assets to amounts it believes are more than likely than not to be realized. These valuation allowances are adjusted based upon changing facts and circumstances.

We also apply the principles of Financial Accounting Standards Board Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). FIN 48 dictates a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognizing of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. Under the provisions of FIN 48, to the extent we have uncertain tax positions we classify them as other non-current liabilities on the Condensed Consolidated Balance Sheets unless expected to be paid in one year. Penalties and tax-related interest expense are reported in other expense, net and interest and amortization expense, net, respectively, on the Condensed Consolidated Statements of Operations.

Pension and Postretirement Benefit Costs

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

In September 2006, the FASB issued SFAS No. 158 (SFAS 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. Also, the measurement date, the date at which the benefit obligation and plan assets are measured, is required to be our Company’s fiscal year end.

Stock Compensation

Effective January 1, 2006, we adopted SFAS 123(R) using the modified prospective transition method, which requires measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including stock options, based on fair values. Our financial statements as of December 31, 2007 reflect the impact of SFAS 123(R). Our financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R). Stock-based compensation expense is based on the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense in our Condensed Consolidated Statements of Operations as of December 31, 2006 included compensation expense for unvested stock-based payment awards granted prior to December 31, 2005 (based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123) and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005 (based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R)). In conjunction with the adoption of SFAS 123(R), we elected to attribute the value of stock-based compensation to expense over the periods of service during which each tranche of stock options is earned, which was previously in our pro forma information required under SFAS 123(R).

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

Preferred Stock, Beneficial Conversion Features and Embedded Derivatives

As further discussed in Management’s Discussion and Analysis, Recapitalization Plan, we completed a private placement of 50,000 shares of Series A Convertible Preferred Stock for $50 million on February 16, 2007. In accordance with the provisions of Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued With Stock Purchase Warrants, the net proceeds from the issuance of the Series A Convertible Preferred Stock were allocated to a freestanding written option available to the holders to increase their number of shares of Series A Convertible Preferred Stock based upon the results of a subsequent shareholder rights offering with the residual value allocated to the Series A Convertible Preferred Stock. The written option was recorded as a current liability and accounted for at fair value under the provisions of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity (“SFAS 150”). The fair value of the written option was determined based on the Black-Scholes model using certain assumptions.

Separately, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 98-5, Accounting for Convertible Securities With Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF Issue No. 00-27, Application Of Issue No. 98-5 to Certain Convertible Instruments , the embedded beneficial conversion feature (“BCF”) present in the Series A Convertible Preferred Stock has been valued and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The BCF is a function of the conversion price of the Series A Convertible Preferred Stock, the fair value attributed to the written option and the fair value of the underlying common stock on the commitment date of the transaction (February 16, 2007). This BCF is recorded to additional paid in capital and will be recorded as a deemed dividend to Series A preferred stockholders over the stated life of the Series A Convertible Preferred Stock, which is ten years.

We did not have a sufficient number of authorized shares available to fully settle the conversion options embedded in the Series A Convertible Preferred Stock upon its issuance on February 16, 2007. Accordingly, as a result of not meeting the criteria of EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and therefore not being eligible for the 11A scope exception in Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, the fair value of this option was determined and the related derivative liability bifurcated from the underlying Series A Convertible Preferred Stock balance and included as a component of current liabilities. In addition, subsequent issuance of stock options by us further reduced the available shares, necessitating a subsequent valuation of the conversion feature related to the additional preferred shares not convertible of this additional embedded derivative as of March 29, 2007. Additionally, this transaction resulted in recording a deemed dividend for the difference in the proceeds allocated to the Series A Convertible Preferred Stock and the fair value of the conversion option that required liability classification. The fair values of these derivatives have been determined based on the Black-Scholes model using certain assumptions as appropriate.

All derivative liabilities recorded on February 16, 2007 were marked to market resulting in pre-tax income classified separately as Embedded Derivative Mark to Market on the Condensed Consolidated Statements of Operations. In addition, the discount of the Series A Convertible Preferred Stock resulting from the allocations discussed above is being accreted on a straight-line basis over the period from the date of issuance to the earliest redemption date as a deemed dividend.

On May 24, 2007, at the Annual Meeting of Stockholders, the stockholders voted to increase the authorized shares of common stock to 180 million. As a result, after recording additional pre-tax income to mark to market the conversion option, this liability was reclassified to equity.

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Principal Executive Officer (“PEO”) and our Chief Financial Officer (“CFO”), we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our PEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Based upon the evaluation performed by our management, which was conducted with the participation of our PEO and CFO, there has been no change in our internal control over financial reporting during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a–15(f). Management, with the participation of our PEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our management concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

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

The required information concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information under Part III, Item 12 “Section 16(a) Beneficial Ownership Reporting Compliance”.

DIRECTORS

Name	Age	Principal Occupation During the Past Five Years
Steven S. Elbaum	59	Mr. Elbaum has served as a director of Wolverine since February 24, 2007. Mr. Elbaum has served as Chairman and Chief Executive Officer of Alpine, a holding company engaged in the investment in, ownership and operation of industrial and other businesses since June 1984. Mr. Elbaum serves as Chairman of Superior Cables Ltd., an Israel-based, publicly traded wire and cable manufacturer. Mr. Elbaum has been a Director of Spherion Corp., a publicly traded provider of staffing, recruiting and workforce solutions, since May 1996 and Chairman from April 2001 until May 2007. Mr. Elbaum was Chairman of Superior Telecom, Inc., (“Superior”) from October 1996 to November 2003 and Chief Executive Officer from October 1996 to December 2002. On March 3, 2003, Superior and its U.S. subsidiaries filed voluntary petitions for relief under the Bankruptcy Code. Superior’s joint plan of reorganization was confirmed by order of the United States Bankruptcy Court and became effective on November 10, 2003, at which date Mr. Elbaum resigned as Chairman.

Brett Young	32	Mr. Young has served as a director of Wolverine since February 24, 2007. Mr. Young currently serves as Senior Vice President of Plainfield. Prior to joining Plainfield in 2005, Mr. Young was a Vice President in Credit Research at Spectrum Investment Group, a startup fixed income hedge fund in New York. From 2001 to 2005, Mr. Young was a Vice President at RBC Capital Markets (“RBC”) in Greenwich, CT, working as a high yield research analyst covering automotive suppliers, industrials, paper and forest products, oil services, refining, and exploration and production.

John L. Duncan	74	Mr. Duncan has been a director of Wolverine since December 1993 and served as Chairman of the Board from June 2006 until February 2007. In October 2002, Mr. Duncan stepped down as President and Chief Executive Officer of Martin Industries, Inc. (“Martin”), a position he had held since June 2000. Mr. Duncan also served as director of Martin from May 1999 through October 2002. During this time, Martin manufactured and sold pre-engineered fireplaces, gas heaters, gas logs and related equipment. On December 27, 2002, Martin filed for reorganization under title 11 of Chapter 11 of the Bankruptcy Code. On March 5, 2003, Martin completed the sale of substantially all of its assets and its plan of reorganization was confirmed by order of the United States Bankruptcy Court on August 1, 2003.

K. Mitchell Posner	57	Mr. Posner has served as a director of Wolverine since February 24, 2007. Mr. Posner has been the Executive Vice-President of Alpine since 2003. From June 2000 to October 2002 Mr. Posner was the Managing Director of Investment Planning for UBS Global Asset Management.

David M. Gilchrist, Jr.	59	Mr. Gilchrist has been a director of Wolverine since October 2005. Mr. Gilchrist is President and Chief Executive Officer of Siegel-Robert, Inc., a manufacturer of

		products for the automotive, safety/air monitoring and semiconductor packaging industries. Mr. Gilchrist served as President and Chief Executive Officer of Jackson Products, Inc. (“Jackson”) from 2003 until February 2007. In January 2004, Jackson reorganized under Chapter 11 of the U.S. Bankruptcy Code. From 1995 to 2003, Mr. Gilchrist was employed as President and Chief Executive Officer of VP Buildings. Inc, a manufacturer of metal buildings.

William C. Griffiths	57	Mr. Griffiths has been a director of Wolverine since October 2005. Since 2004, Mr. Griffiths has been President and Chief Executive Officer of Champion Enterprises, Inc., a leading manufactured housing company (NYSE: CHB). Mr. Griffiths was employed as President of the Fluid Systems Division of SPX Corporation from 1998 to 2004.

Alan Kestenbaum	47	Mr. Kestenbaum has served as a director of Wolverine since February 24, 2007. Mr. Kestenbaum founded and has been the Chief Executive Officer of Marco International Corp., an international finance and trading company specializing in metals, minerals and raw materials, since 1985. He has been Chairman of the Board of Globe Metallurgical, Inc., a producer of silicon metal and silicon-based specialty alloys, since 2004.

Board Meetings and Committees

During 2007, the Board held eight meetings. Each of the directors attended at least 75%, except for Mr. Kestenbaum who attended 71%, of the aggregate number of meetings of the Board and the committees of which the director was a member during the past year.

Compensation Committee

Effective April 19, 2007, Messrs. Posner, Kestenbaum and Gilchrist serve as members of the Compensation Committee. The primary purpose of the Compensation Committee is to conduct reviews of the Company’s general executive compensation policies and strategies and to oversee and evaluate the Company’s overall compensation structure and programs. The Board has determined that all of the members of the Compensation Committee during 2007 were independent within the meaning of the listing standards of the New York Stock Exchange. The Compensation Committee held three meetings during 2007.

Members of the Compensation Committees also conducted a number of telephone conferences during 2007, for which the members were not compensated, for the purpose of updating the members on various issues during the year.

Audit Committee

Effective April 19, 2007, Messrs. Duncan, Griffiths and Young began serving as members of the Audit Committee. The Audit Committee of the Board is responsible for providing independent, objective oversight of Wolverine’s accounting functions and internal controls and procedures. Wolverine’s Board has not made an affirmative determination that any member of the Audit Committee is an audit committee financial expert. However, the Board has determined that each member of the Audit Committee has sufficient knowledge in financial and auditing matters to serve on the Audit Committee and that each member is independent and financially literate within the meaning of Securities and Exchange Commission (“SEC”) regulations. The Audit Committee held four meetings during 2007.

Corporate Nominating and Governance Committee

Effective March 13, 2007, the Corporate Nominating and Governance Committee was eliminated and the entire Board began to provide the nominating and governance functions that were otherwise performed by such committee. The Board is responsible for developing policies and practices relating to corporate governance and fostering a climate of respect, trust and candor. In addition, the Board identifies candidates for the Board. The Board also ensures the performance of the Board’s and each committee’s self-evaluation. The Board held eight meetings in 2007.

The charters of the Compensation Committee and Audit Committee, as well as our corporate governance guidelines and our code of business conduct and ethics that applies to our directors, officers and employees (including our principal executive officer, principal financial officer, principal accounting officer, controller or other persons performing similar functions), are available on our website (www.wlv.com) or in print upon written request at no charge.

Item 11.	Executive Compensation

EXECUTIVE OFFICERS AND COMPENSATION

Summary Compensation Table for 2006 and 2007

The following table sets forth the compensation paid to or accrued on behalf of our Named Executive Officers.

Name and Principle Position	Year	Salary	Bonus	Stock Awards (a)	Option Awards (b)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (c)	Total
Harold M. Karp President and Chief Operating Officer	2007	$284,376	$—	$—	$1,081,500	$333,245	n/a	$233,646	$1,932,767

Harold M. Karp President and Chief Operating Officer	2006	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

Johann R. Manning, Jr Former President and Chief Executive Officer	2007	$62,308	$—	$—	$—	$175,000	$—	$2,570,003	$2,807,311

Johann R. Manning, Jr President and Chief Executive Officer	2006	$450,000	$—	$—	$—	$572,674	$13,083	$40,866	$1,076,623

James E. Deason Former Senior Vice President, Chief Financial Officer and Corporate Secretary	2007	$283,700	$—	$—	$502,125	$203,628	$—	$570,775	$1,560,228

James E. Deason Senior Vice President, Chief Financial Officer and Secretary	2006	$281,850	$—	$58,200	$28,480	$216,006	$23,577	$77,762	$685,875

Garry K. Johnson Senior Vice President, Sales and Customer Relations	2007	$212,000	$—	$—	$347,625	$141,296	$—	$209,367	$910,288

Garry K. Johnson Senior Vice President Sales	2006	$208,001	$—	$54,320	$24,920	$149,885	$17,219	$32,780	$487,125

Keith I. Weil Former Senior Vice President, International and Strategic Development	2007	$229,335	$—	$—	$—	$—	$—	$1,882,061	$2,111,396

Keith I. Weil Senior Vice President International and Strategic Development	2006	$236,383	$—	$58,200	$28,480	$168,762	$8,568	$43,477	$543,870

Footnotes for Executive Comp Table —

(a)	The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 and December 31, 2007, respectively, in accordance with FAS123(R) of awards of restricted stock. Restricted stock grants are shown at full value on the date of grant.
(b)	The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 and December 31, 2007, respectively, in accordance with FAS 123(R) of stock option grants shown under the Black Scholes method of valuation.
(c)	The amounts include:(i) automobile allowances paid by Wolverine to Messrs. Karp, Manning, Johnson and Weil of $10,500, $1,313, $10,500 and $5,063, respectively; (ii) subsidies for financial advisory services made by Wolverine for Messrs. Karp, Deason, and Weil of $4,590 each; (iii) split dollar life insurance related expenses for Messrs. Manning, Deason, Johnson and Weil of $723, $65,250, $13,901 and $993, respectively; (iv) group life insurance payments made by Wolverine for Messrs. Karp, Manning, Deason, Johnson and Weil of $805, $105, $2,289, $966 and $448, respectively; (v) automatic 401(k) contributions for Messrs. Karp, Manning, Deason, Johnson and Weil of $3,656, $3073, $6,750, $6,750 and $6,750, respectively; (vi) 401(k) matching contributions made by Wolverine for Messrs. Karp, Manning, Johnson and Weil of $2438, $1,024, $2,250 and $2,250, respectively; (vii) company owned country club membership for Mr. Karp of $37,000; and (viii) relocation expenses for Mr. Karp of $46,004 taxable and $128,654 non-taxable. Additionally, within the terms of Mr. Manning’s Severance Agreement in February 2007, he received a lump sum payment of $2,563,765 in September 2007. Within the terms of Mr. Weil’s Stay Pay and Separation Agreement in February 2007, he received a lump sum stay bonus of $190,000 in April 2007 and a lump sum payment of $1,671,967 in February 2008. In accordance with Mr. Deason’s offer letter of November 2005, he received a Change in Control bonus of $491,895.21 in August 2007. Within the terms of Mr. Johnson’s Incentive Agreement in March 2007, he received a lump sum payment of $175,000 in March 2007.

Outstanding Equity Awards at 2007 Fiscal Year-End

The following table sets forth information with respect to unexercised options, stock that has not vested, and equity incentive plan awards for each Named Executive Officer outstanding at December 31, 2007.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options - Exercisable	Number of Securities Underlying Unexercised Options - Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares. Units or Other Rights That Have Not Vested	Vesting Schedule
Harold Karp		280,000	—	$1.10	03/29/2017	—	$—	—	$—	5 year
Harold Karp		210,000	—	$1.40	03/29/2017	—	$—	—	$—	5 year
Harold Karp		210,000	—	$2.2	03/29/2017	—	$—	—	$—	5 year
James E. Deason	16,600	—	—	$13.69	01/20/2010	—	$—	—	$—	3 year
James E. Deason	17,000	—	—	$11.90	01/23/2011	—	$—	—	$—	3 year
James E. Deason	10,500	—	—	$8.60	01/21/2009	—	$—	—	$—	3 year
James E. Deason	18,553	—	—	$8.60	04/11/2012	—	$—	—	$—	3 year
James E. Deason	13,904	—	—	$4.05	02/26/2013	—	$—	—	$—	3 year
James E. Deason	5,918	—	—	$10.54	05/19/2014	—	$—	—	$—	3 year
James E. Deason	16,000	—	—	$3.88	04/05/2016	—	$—	—	$—	3 year
Garry K. Johnson	8,000	—	—	$13.69	01/20/2010	—	$—	—	$—	3 year

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options - Exercisable	Number of Securities Underlying Unexercised Options - Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares. Units or Other Rights That Have Not Vested	Vesting Schedule
Garry K. Johnson	13,000	—	—	$11.90	01/20/2010	—	$—	—	$—	3 year
Garry K. Johnson	3,711	—	—	$8.60	01/20/2010	—	$—	—	$—	3 year
Garry K. Johnson	6,122	—	—	$4.05	01/20/2010	—	$—	—	$—	3 year
Garry K. Johnson	11,404	—	—	$10.54	01/20/2010	—	$—	—	$—	3 year
Garry K. Johnson	13,460	—	—	$8.93	01/20/2010	—	$—	—	$—	3 year
Garry K. Johnson	14000	—	—	$3.88	01/20/2010	—	$—	—	$—	3 year
Garry K. Johnson	—	90,000	—	$1.10	01/20/2010	—	$—	—	$—	3 year
Garry K. Johnson	—	67,500	—	$1.40	01/20/2010	—	$—	—	$—	3 year
Garry K. Johnson	—	67,500	—	$2.20	01/20/2010	—	$—	—	$—	3 year

On March 29, 2007, the Company’s Board adopted the 2007 Non-Qualified Stock Option Plan. At the time of adoption, the options were granted to Alpine as consultant and to eleven officers and employees of the Company. These options were granted at an exercise price of $1.10 for 40% of each option award, $1.40 for 30% of each option award and $2.20 for 30% of each option award. The options vest ratably over five years.

401(k) Plan

Most of our U. S. employees, including our executive officers, were eligible to participate in the Wolverine Tube, Inc. Savings Plan. This 401(k) plan allows participants to make a pre-tax contribution of 1% to 50% of compensation up to an annual dollar limitation which was $15,500 in 2007. Employees age 50 or older may contribute an extra $5,000 as a catch-up contribution if they contribute the maximum amount permitted under the plan. Employer contributions may include regular matching contributions, automatic 3% of compensation contributions, success share contributions and transition contributions. Beginning in March 2006, the Company began making the automatic 3% of compensation contribution. Matching contributions are discretionary and subject to a four-year graded vesting schedule. The 2007 success share contribution is also discretionary and is subject to a three-year cliff vesting schedule. The transition contribution is made only for those who participated in the defined benefit plan and whose age and length of service combine to equal 50 or more on February 28, 2006 and the amount ranges from 0.5% to 4.0% of compensation. The 2007 transition contribution is subject to a three-year cliff vesting schedule. The transition credit is made only for the period of March 1, 2006 through December 31, 2010. Plan benefits are payable upon termination of employment and after age 59 1/2.

Retirement Plans. Most of our U.S. employees, including our executive officers, were eligible to participate in the Wolverine Tube, Inc. Retirement Plan (the “Retirement Plan”) before it was amended to freeze the accrual of all future retirement benefits, effective February 28, 2006. This funded noncontributory defined benefit pension plan provided an annuity benefit, upon retirement at normal retirement age of 65, of (i) 1.5% of average monthly compensation, averaged over the 60 month period that produces the highest average during the last 120 months of employment, times (ii) years of service to Wolverine, minus (iii) an adjustment for Social Security benefits as described in the Retirement Plan. Upon early retirement prior to age 60, a reduction will be made to the foregoing benefit equal to 4% for each year by which such retirement precedes age 60, ending at age 55, the minimum age to receive pension benefits. A minimum of five years of service is needed for eligibility for an early retirement benefit. There is a minimum benefit of 1.25% of average monthly base compensation multiplied by years of service with Wolverine; however, no executive is expected to receive a benefit under this formula. The retirement benefits accrued under the Retirement Plan through February 28, 2006, are preserved for those employees who were qualified eligible participants in the Retirement Plan on February 28, 2006.

We also have a Supplemental Benefit Restoration Plan (the “Restoration Plan”), that is a non-qualified defined benefit pension plan, which provides benefits to employees whose compensation exceeds the amount allowed under the qualified Retirement Plan. The benefits provided under the Restoration Plan are identical to the benefits provided by the Retirement Plan, except that under the Retirement Plan final average annual compensation for purposes of determining plan benefits was capped at $225,000 in 2007 pursuant to the Code limits.

Benefits under the Restoration Plan are not subject to this limitation; however, Restoration Plan benefits are offset by any benefits payable from the Retirement Plan. Benefits under the Restoration Plan can be paid in a lump sum as well as in the forms permitted under the Retirement Plan. On December 9, 2005, we elected to freeze the accrual of all future retirement benefits under the Restoration Plan, effective as of February 28, 2006. The retirement benefits accrued under the Restoration Plan through February 28, 2006, will continue to be maintained for those employees who were qualified eligible participants in the Restoration Plan on February 28, 2006.

The benefit payable to a participant who retires before the normal retirement age of 65 is reduced at a rate of 2.5% for each of the first ten years the benefit payment date precedes the normal retirement age. The Social Security benefit is not offset from the benefit until the participant reaches age 65. If benefits become payable before age 55 following a change in control, the benefit will be further reduced on an “actuarial equivalent” basis from age 55 to the participant’s age when benefits begin. Benefits become fully vested upon a change in control and are immediately payable in the event of a termination of employment following the change in control.

In 2002, the Compensation Committee approved the establishment of the Wolverine Tube, Inc. Supplemental Executive Retirement Plan (the “Executive Plan”). The Executive Plan provided retirement benefits to executives who were employed at a level of senior vice president or above and who were approved for participation by the Compensation Committee upon the recommendation of the Chief Executive Officer. The Executive Plan provided a monthly benefit to a participant at the normal retirement age of 65 of 55% of his average compensation reduced by benefits under the Retirement Plan, the Restoration Plan, and the age 65 Social Security benefit. To be eligible for a benefit the participant must have attained age 55 when he terminated employment and completed twelve or more years of service, except that Mr. Deason was exempted from the service requirement. Final average compensation used to calculate the Executive Plan benefits was based upon compensation in the highest three calendar years of the last ten calendar years of employment. Such compensation was based upon compensation as defined under the Retirement Plan except (i) it was not subject to the limitation applicable under the Retirement Plan (i.e., $225,000 in 2007); (ii) the entire bonus was recognized and a bonus equal to 25% of base pay was assumed if the actual bonus was less; and (iii) bonuses are recognized in the Plan Years to which it was attributable even if it was received in later years.

On December 9, 2005, we terminated the Executive Plan, effective December 16, 2005. At the time the Executive Plan was terminated, there were four participants in the Executive Plan, Messrs. Horowitz, Manning, Weil and Johnson. With the exception of Mr. Horowitz, who was paid out his benefits under the Executive Plan, no other participants had a vested interest in his retirement benefits under the Executive Plan. No further benefits will be payable to any participant under the Executive Plan.

Severance Pay Plan. Our severance pay plan provides benefits to all eligible salaried employees who have at least one year of service and who are involuntarily terminated for reasons other than for cause. Severance benefits include payment of all accrued vacation and two weeks pay at the employee’s current base salary plus one week’s pay for each full year of continuous service, not to exceed 26 weeks. Acceptance of severance benefits requires the execution of a general release in a form acceptable to Wolverine of all claims against Wolverine, except claims in accordance with the provisions of applicable benefit plans.

Severance, Retirement, Consultant and Other Agreements. On February 16, 2007, the Company closed the Preferred Stock Purchase Agreement with Alpine and Plainfield (together, the “Purchasers”) providing for the issuance and sale to the Purchasers of an aggregate of 50,000 shares of a new series of preferred stock of the Company, the Series A Convertible Preferred Stock, at a price of $1,000 per share, for a total purchase price of $50,000,000. As a result of the Preferred Stock Purchase Agreement, the Company and Mr. Manning entered into a consulting agreement (the “Consulting Agreement”) whereby Mr. Manning will provide consulting and advisory services to the Company. The Consulting Agreement has a term of 15 months from the closing of the Transaction, unless extended or terminated by mutual consent of the parties thereto. Under the Consulting Agreement, the Company pays Mr. Manning a monthly fee of $20,000. Mr. Manning was also entitled to a performance bonus equal to $175,000 if the Company achieved at least 70% of its EBITDA target applicable to the senior managers of the Company, including the President and Chief Executive Officer, for the fiscal year ended December 31, 2007.

Also as a result of the Preferred Stock Purchase Agreement, the Company and Mr. Manning entered into a separation agreement (the “Separation Agreement”) pursuant to which Mr. Manning resigned as President and Chief Executive Officer effective on the closing of the Transaction (the “Resignation Date”). The Separation Agreement replaced and superseded the 2002 Change in Control, Severance and Non-Competition Agreement, effective as of July 12, 2002, between the Company and Mr. Manning. Under the terms of the Separation Agreement, Mr. Manning is entitled to the following payments and benefits (less applicable withholdings):

Mr. Manning’s outstanding, unvested stock options, restricted stock and other equity awards granted by the Company (the “Outstanding Equity Awards”) became fully vested and immediately exercisable as of the Resignation Date. Mr. Manning received a severance payment equal to $1,480,000 minus the value of the acceleration of the Outstanding Equity Awards (calculated in accordance with the rules under Section 280G of the Code and the regulations there under). This amount was placed in a rabbi trust for the benefit of Mr. Manning and paid on the day following the six month anniversary of the Resignation Date.

The Company provides Mr. Manning with access to the Company’s medical and disability benefit programs, at his own expense for the three-year period following the Resignation Date. Said benefits are substantially similar to those that Mr. Manning was receiving or entitled to receive immediately prior to the Resignation Date, and no less favorable than those in which the senior executive management team of the Company was eligible to participate during such period. Thereafter, Mr. Manning will have the right to continued medical insurance coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended.

For the six-year period after the Resignation Date, Mr. Manning is entitled to director and officer insurance coverage for his acts and omissions while serving as an officer and director of the Company on a basis no less favorable to him than the coverage provided over such six-year period to the then-current officers and directors of the Company.

In addition, as consideration for Mr. Manning’s agreement to a two year restriction on the solicitation of customers and non-competition with the Company, a one-year restriction on the solicitation of employees and a three-year secrecy requirement, Mr. Manning was entitled to an additional payment equal to $1,035,000. This amount was placed in a rabbi trust for the benefit of Mr. Manning and paid on the day following the six-month anniversary of the Resignation Date.

On February 29, 2008, the Company entered into a Consultant Agreement with Mr. James E. Deason, the prior Senior Vice President, Chief Financial Officer and Secretary of Wolverine, effective as of January 1, 2008 (the “Consultant Agreement”). Pursuant to the terms of the Consultant Agreement, Mr. Deason will provide consulting and advisory services to Wolverine for a 12-month period which commenced January 1, 2008, unless extended by mutual agreement. Either party may terminate the Consultant Agreement for any reason upon 30 days written notice. Upon such a termination, Wolverine’s payment obligations thereunder will cease. Under the Consultant Agreement, Wolverine will pay Mr. Deason a monthly fee of $13,757 on the first day of each month for the term of the agreement, along with reimbursement for reasonable travel expenses, as well as provide Mr. Deason and his spouse with retiree medical insurance coverage under Wolverine’s group health plan at the active employee rate.

Potential Payments Upon Termination or Change in Control

Change in Control, Severance and Non-Competition Agreements.

We have entered into Change in Control, Severance and Non-Competition Agreements (“Change in Control, Severance Agreements”) with Mr. Johnson, Mr. Van Gerwen and Mr. Williamson. The Change in Control, Severance Agreements generally provide that we will make certain payments to the Named Executive Officer if (i) his employment is terminated or he resigns in certain circumstances, (ii) during the term of employment and for a period of three years following termination of employment, the Named Executive Officer will not disclose or improperly use confidential information relating to Wolverine, (iii) for a period of two years following termination of employment, the Named Executive Officer will not solicit business from Wolverine’s customers, and (iv) during the term of employment and for a specified period of years following termination of employment, the Named Executive Officer will not compete with Wolverine in the United States.

Director Compensation in 2007

Name(a)	Fees Earned or Paid in Cash	Stock Awards	Option Awards (b)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
John L. Duncan	$70,500	$0	$0	$0	$0	$0	$70,500
Gail O. Neuman	$19,500	$0	$0	$0	$0	$0	$19,500
Jan K. Ver Hagen	$18,000	$0	$0	$0	$0	$0	$18,000
Julie Beck	$18,000	$0	$0	$0	$0	$0	$18,000
Stephen Hare	$16,500	$0	$0	$0	$0	$0	$16,500
David Gilchrist, Jr.	$51,000	$0	$480	$0	$0	$0	$51,480
William C. Griffiths	$49,500	$0	$480	$0	$0	$0	$49,980
Alan Kestenbaum	$32,500	$0	$0	$0	$0	$0	$32,500

Name(a)	Fees Earned or Paid in Cash	Stock Awards	Option Awards (b)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Brett Young	$38,500	$0	$0	$0	$0	$0	$38,500
Steven S. Elbaum	$0	$0	$0	$0	$0	$0	$0
K. Mitchell Posner	$0	$0	$0	$0	$0	$0	$0

(a)	Mr. Manning, the Company’s former President and Chief executive Officer is not included in this table as he was an employee of the Company and thus received no compensation for his services as director. The compensation received by Mr. Manning as an employee of the Company is shown in the Summary Compensation Table.
(b)	The aggregate number of option awards outstanding at year-end for the directors is as follows: Mr. Duncan – 53,111; Mr. Gilchrist – 7,000; and Mr. Griffiths – 7,000.

Our 2001 Stock Option Plan for Outside Directors (the “Director Plan”) provides for non-qualified stock option grants to non-employee directors. Under the Director Plan, each non-employee director initially receives a non-qualified option to purchase 5,000 shares of common stock upon first becoming a director, and is granted a non-qualified option to purchase 1,000 shares of common stock automatically on each anniversary of such director’s election to the Board.

The Director Plan is administered by the Administration Committee, which is composed of the members of the Board who are not outside directors. The Administration Committee also has the authority to grant options in lieu of any retainers or other compensation for directors, in addition to the initial and annual option grants discussed above.

Options granted under the Director Plan have an exercise price on the date of grant equal to the fair market value of the common stock (as defined in the Director Plan). Options granted upon initial election to the Board vest at the rate of 33 1/3% per year, and options granted upon the anniversary dates of such election or in lieu of cash retainers (if any) vest immediately. Director Plan options have a term of ten years unless terminated sooner due to cessation of director status or otherwise pursuant to the Director Plan. No option granted under the Director Plan is transferable or assignable by the outside director other than by the laws of descent and distribution or to certain of the director’s immediate family members or family entities. A total of 250,000 shares of common stock have been authorized for issuance under the Director Plan. The Director Plan will expire in 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers and directors and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of common stock and other equity securities of the Company on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. The Company believes that all reports required by section 16(a) for transactions were timely filed in the year ended December 31, 2007. However, the Company was no longer subject to section 16(a) reporting after March 19, 2007 when it was delisted from the New York Stock Exchange because the Company was no longer subject to Section 12 reporting under the Exchange Act as of that time.

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT

The following table sets forth information as of March 24, 2008, with respect to the beneficial ownership(1) of the outstanding Common Stock and Series A and Series B Convertible Preferred Stock by (i) stockholders known by us to own (except as otherwise noted)

beneficially more than 5% of the outstanding common stock or preferred stock, (ii) each director and nominee for director, (iii) each executive officer (or former executive officer) named in the Summary Compensation Table herein, and (iv) all directors and executive officers as a group. The number of shares of common stock outstanding as of March 24, 2008 was 40,623,736. The number of shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock outstanding as of March 24, 2008 was 54,494 and 10,000, respectively.

	Common Stock Beneficially Owned(1) (including Series A and Series B Convertible Preferred Stock on an as Converted Basis		Series A Convertible Preferred Stock Beneficially Owned(1)		Series B Convertible Preferred Stock Beneficially Owned(1)
Name and Address	Shares	Percent	Shares	Percent	Shares	Percent
Plainfield Special Situations Master Fund Limited (2) 55 Railroad Avenue Greenwich, CT 06830	38,835,130	49.0%	38,000	69.7%

The Alpine Group, Inc. (2) One Meadowlands Plaza Suite 801 East Rutherford, NJ 07073	38,835,130	49.0%	14,494	26.6%	10,000	100%

Sopris Capital Advisors LLC (5)	10,187,708	10.3%	—	—

FMR Corporation (6) 82 Devonshire Street Boston, MA 02109	7,857,542	7.9%	—	—

Alan Kestenbaum. (2)	38,835,130	49.0%	2,000	3.7%

Johann R Manning, Jr.	41,524	*	—	—

Keith I. Weil	28,000	*	—	—

James E. Deason	135,083	*	—	—

Garry K. Johnson(7)	137,476	*	—	—

John L. Duncan (8)	58,111	*	—	—

John Van Gerwen (9)	105,469	*	—	—

Allan J. Williamson (10)	38,919	*	—	—

David M. Gilchrist, Jr.	7,000	*	—	—

William C. Griffiths	7,000	*	—	—

Harold M. Karp (11)	140,000	*	—	—

K. Mitchell Posner	—	—	—	—

Brett Young	—	—	—	—

James M. Berry (9)	65,000	*	—	—

David W. Jordan (9)	84,359	*	—	—

Steven S. Elbaum	38,835,130	49.0%	—	—

David A. Owen	—	—	—	—

All directors and executive officers as a group (17 persons)	2,666,123	2.7%	—	—

*	Represents less than 1%
(1)	“Beneficially Owned” means, directly or indirectly, the sole or shared power to vote, or to direct the voting of, a security, or investment power with respect to a security, or any combination thereof. As set forth on Amendment No. 1 to Schedule 14f-1, filed with the Securities and Exchange Commission on February 13, 2007. Each share of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock is convertible, at the option of the holders, into a number of shares of our common stock equal to $1,000 divided by the conversion price, which is $1.10 per share, subject to customary anti-dilution adjustments.
(2)	By virtue of the relationship between Alpine, Plainfield and Alkest, LLC, a Delaware limited liability company, wholly owned by Alan Kestenbaum, one of our directors (“Alkest” and together with Alpine and Plainfield, the “Preferred Stockholders”), in purchasing their respective shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock and their agreements regarding the voting of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, Plainfield, Alkest, Mr. Kestenbaum, Alpine, and Steven S. Elbaum, who is the chief executive officer of Alpine and another of our directors, may be deemed to constitute a “group” within the meaning of Rule 13d-5(b) under the Exchange Act. As a member of a group, each of Plainfield, Alkest, Mr. Kestenbaum, Alpine, and Mr. Elbaum would be deemed to beneficially own the common stock beneficially owned by the members of the group as a whole. Includes 203,499 shares of common stock held directly by Plainfield and 38,631,631 shares of common stock issuable upon conversion of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock held by the Preferred Stockholders (in the case of the Series B Convertible Preferred Stock only Alpine is a holder), but excludes 19,999,278 shares of common stock issuable upon conversion of Preferred Stock held by the Preferred Stockholders because the terms of the Preferred Stock states that for so long as any of the Company’s 10.5% Senior Notes due 2009 are outstanding, neither Plainfield nor Alpine (together with any other person with whom Plainfield or Alpine would be considered a “person” (as that term is used in Sections 13(d) and 14(d) of the Exchange Act) with respect to the Preferred Stock or the common stock) may vote common stock and Preferred Stock in excess of 49.0% of the total voting power of all voting securities of the Company. Each Preferred Stockholder disclaims beneficial ownership of the securities held by the other two Preferred Stockholders. Max Holmes has shared voting and investment power over the securities held by Plainfield as the majority owner and chief investment officer of Plainfield Asset Management LLC. Plainfield Asset Management LLC, a Delaware limited liability company, is the Manager of Plainfield. Mr. Steven S. Elbaum has voting and investment power over the securities held by Alpine as its chief executive officer. Mr. Elbaum disclaims beneficial ownership of all such securities. Mr. Kestenbuam has voting and investment power over the securities held by Alkest as its sole member.
(3)	As set forth on Amendment No. 1 of Schedule 13G, filed with the Securities and Exchange Commission on February 14, 2007.
(4)	As set forth on Amendment No. 7 of Schedule 13G, filed with the Securities and Exchange Commission on February 2, 2007.
(5)	As set forth on Amendment No. 2 of Schedule 13D, filed with the Securities and Exchange Commission on February 21, 2008.
(6)	As set forth on Amendment No. 3 of Schedule 13G, filed with the Securities and Exchange Commission on November 9, 2007.
(7)	Includes 45,000 shares of common stock subject to options exercisable within 60 days of March 24, 2008.
(8)	Includes 53,111 shares of common stock subject to options exercisable within 60 days of March 24, 2008 and 2,000 shares held by Mr. Duncan’s spouse.
(9)	Includes 65,000 shares of common stock subject to options exercisable within 60 days of March 24, 2008.
(10)	Includes 20,000 shares of common stock subject to options exercisable within 60 days of March 24, 2008.
(11)	Includes 140,000 shares of common stock subject to options exercisable within 60 days of March 24, 2008.

Equity Compensation Plan Information

The following table provides information relating to shares of common stock that may be issued under our three equity compensation plans in effect as of December 31, 2007, our 2001 Stock Option Plan for Outside Directors, 2003 Equity Incentive Plan and 2007 Non-Qualified Stock Option Plan. The 2001 Stock Option Plan for Outside Directors and the 2003 Equity Incentive Plan have been approved by our stockholders and the 2007 Non-Qualified Stock Option Plan has not been approved by our stockholders.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under the equity compensation plan (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,551,936	$9.06	357,783	(1)
Equity compensation plans not approved by security holders	8,753,059	$1.55	16,246,941	(2)
Total:	10,304,995	$2.68	16,604,724

(1)	Comprised of 127,878 shares of common stock available for issuance under the 2001 Stock Option Plan for Outside Directors and 229,905 shares of common stock available for issuance under the 2003 Equity Incentive Plan, which may be issued in the form of or upon exercise of stock options, restricted stock or other equity awards. (2) Comprised of 16,246,941 shares of common stock available for issuance under the 2007 Non-Qualified Stock Option Plan, which may be issued in the form of or upon exercise of stock options, restricted stock or other equity awards.

On March 29, 2007, our Board approved the 2007 Non-Qualified Stock Option Plan (the “2007 Plan”) which provides for the grant of non-qualified stock options to certain of our employees and consultants. A summary of the principal provisions of the 2007 Plan is set forth below:

Administration. The 2007 Plan will be administered and interpreted by a committee (the “Committee”) appointed by the Board. The Committee will have full authority to establish rules and regulations for the proper administration of the 2007 Plan, to select the eligible individuals to whom awards are granted, and to set the date of grant, the number of shares covered by the award, the exercise price, the time at which such awards may be subject to forfeiture (if any), the vesting schedule (if any), the rights to accelerated vesting and the other terms and conditions of the awards, consistent with the terms of the 2007 Plan.

Shares Available. The maximum aggregate number of shares reserved and available for grant under the 2007 Plan is the lesser of (a) 25,000,000 shares of the common stock of the Company or (b) 15% of the outstanding shares of the common stock of the Company calculated on a fully diluted basis. Shares available for issuance under the 2007 Plan and shares covered by outstanding options (along with the relevant exercise prices) are subject to adjustment in the event of certain changes in the Company’s capital structure, including stock splits, stock dividends, recapitalizations, reorganizations, certain fundamental transactions and the rights offering and related transactions.

Eligibility. Option awards under the 2007 Plan may only be granted to employees and prospective employees of the Company and certain affiliates, as well as persons who provide bona fide consulting or advisory services to the Company or certain affiliates pursuant to a written agreement.

Awards. The 2007 Plan provides for the grant of non-qualified stock options to purchase shares of the Company’s common stock to eligible persons, as evidenced by an option agreement consistent with the terms of the 2007 Plan. The Committee sets the exercise price for each option, which may be less than the fair market value of the Company’s common stock on the grant date, provided that any such option will be structured in a manner intended to comply with or be exempt from recent rules governing discounted stock options under Section 409A of the Internal Revenue Code (“Code”). The Committee may fix the terms of option awards, provided that no option may be exercisable more than 10 years from the grant date. The Committee sets the vesting of option awards, and may waive or accelerate such vesting, consistent with Section 409A of the Code if applicable.

Transferability. An option award generally may not be transferred other than by will or by the laws of descent and distribution, subject to the Committee’s ability to determine, at grant or thereafter, that an option is transferable to certain family members under limited circumstances.

Termination of a Participant. Unless otherwise determined by the Committee at grant (or thereafter if no rights of the participant are reduced), options that are unvested at the time of a participant’s termination of employment or consultancy will terminate and expire as of that date. In the event of the participant’s termination by reason of death or disability, termination without cause, or voluntary termination, all vested options may be exercised for varying periods following such termination. If a participant’s termination is for cause or is a voluntary termination after an event that would be grounds for a termination for cause, all options, whether or not vested, will terminate as of such date.

Change in Control. Upon a change in control of the Company (as defined in the 2007 Plan), except as otherwise provided in an option award agreement, a participant’s outstanding unvested option awards will not automatically vest. In such an event, the Committee possesses the discretion to continue the awards or substitute new option awards, provide for the purchase or cash-out of such awards, cancel such awards in certain circumstances, or accelerate vesting of option awards and/or otherwise fashion appropriate treatment of any option awards.

Amendment and Termination. The Board or the Committee may amend the 2007 Plan, and the Committee may amend the terms of any outstanding option award, at any time. However, the rights of any holder of outstanding options may not be impaired without the consent of such holder, except that the Board or the Committee may amend the 2007 Plan or any award granted thereunder at any time without a participant’s consent to comply with Section 409A of the Code or any other applicable law. The Committee may terminate the 2007 Plan at any time. In no event may an award be granted on or after the tenth anniversary of the effective date of the 2007 Plan, but awards granted prior to such date may extend beyond such date.

Further information on the 2007 Plan is contained in Note 21 to our financial statements and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

As discussed in further detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recapitalization Plan, on February 16, 2007, the Company closed the transactions contemplated by the Preferred Stock Purchase Agreement with Alpine and Plainfield (together, the “Purchasers”) providing for, among other things, the issuance and sale to the Purchasers of an aggregate of 50,000 shares of Series A Convertible Preferred Stock of the Company, at a price of $1,000 per share, for a total purchase price of $50,000,000 (the “Transaction”). Following the closing of the Transaction, the 50,000 shares of Series A Convertible Preferred Stock held by the Purchasers were convertible into approximately 75% of the total actual voting power of all our voting securities on an as-converted basis, although as noted below, their voting power is limited to 49% of the total voting power while any of our 10.5% Senior Notes remain outstanding.

Under the terms of the Preferred Stock Purchase Agreement, Wolverine agreed to undertake a common stock rights offering, and the Purchasers agreed to provide a $25 million standby commitment with respect to the rights offering. In addition, under the terms of the Preferred Stock Purchase Agreement, the Purchasers had a call option to buy additional shares of Series A Convertible Preferred Stock in order to maintain a 55% ownership interest in Wolverine on a fully diluted, as-converted basis. In August 2007, we commenced the required common stock rights offering which expired on October 29, 2007. Our stockholders purchased 25,444,592 shares of common stock in the rights offering, resulting in gross proceeds of $28.0 million. Under the terms of the call option, Alpine purchased an additional 4,494 shares of Series A Convertible Preferred Stock on January 25, 2008 for $4.5 million in order to maintain the fully diluted ownership by the Purchasers in Wolverine at 55%.

In addition, the terms of the Preferred Stock Purchase Agreement provided that we would conduct an exchange offer and consent solicitation with respect to our 7.375% Senior Notes, and the Purchasers agreed to cause to be tendered at least $25 million of 7.375% Senior Notes in the exchange offer. As noted above, we have taken actions to provide for the repayment of our 7.375% Senior Notes upon their maturity in August 2008, including the sale of our Series B Convertible Preferred Stock to Alpine and the refinancing of the 7.375% Senior Notes held by Plainfield, discussed below.

In connection with the initial closing of the Transaction, the Company entered into a number of related agreements with the Purchasers, including a registration rights agreement in which we agreed to file a shelf registration statement registering the resale of the Series A Convertible Preferred Stock and the underlying common stock and to grant one “demand” registration right and unlimited “piggyback” registration rights to the holders of such shares, and a voting agreement memorializing the 49% voting power limitation of the Purchasers while our 10.5% Senior Notes are outstanding. Pursuant to the Preferred Stock Purchase Agreement, for so long as this voting power limitation is in effect and the Purchasers beneficially own in the aggregate at least 50% of the 50,000 shares of Series A Convertible Preferred Stock purchased at the initial closing (or the underlying common stock), the Purchasers will have the right to designate a total of four directors on our board of directors, and we have agreed that the board of directors will consist of not more than seven members and that we will use commercially reasonable efforts to ensure that the four Purchaser designees remain on the board of directors at all such times. Following the initial closing, our board of directors was reconstituted to consist of seven directors: three continuing directors, John L. Duncan, David M. Gilchrist, Jr. and William C. Griffiths; and four new directors designated by the Purchasers, Steven S. Elbaum, Alan Kestenbaum, K. Mitchell Posner and Brett Young. Johann R. Manning, Jr. resigned from his position as Chief Executive Officer effective February 16, 2007, and Harold M. Karp, Senior Vice President of Alpine, became President and Chief Operating Officer of the Company on that date. In addition, Mr. Elbaum, Chairman and Chief Executive Officer of Alpine, became Chairman of the Company on February 16, 2007.

In addition, the Company and Alpine entered into a management agreement at the initial closing of the Transaction for a two-year period pursuant to which Alpine will provide the Company with certain services in exchange for an annual fee of $1,250,000 and reimbursement of reasonable and customary expenses incurred by Alpine.

In connection with the Preferred Stock Purchase Agreement, the Purchasers entered into a stockholders agreement at the initial closing of the Transaction. Pursuant to the stockholders agreement, neither Purchaser shall transfer any voting securities of Wolverine without first offering such voting securities of Wolverine to the other. Also, pursuant to the stockholders agreement, Plainfield and Alpine each agree that, so long as the other holds 10% of the outstanding capital stock of Wolverine, it will vote all of its eligible shares in favor of the two board designees of such other party. Alkest, LLC (“Alkest”) became a party to the stockholders agreement on February 26, 2007, in connection with a private sale by Plainfield of certain of the preferred stock held by it to Alkest and the assumption by Alkest of certain rights and obligations in connection therewith under the preferred stock purchase agreement and certain other agreements between Alpine and Plainfield. Alkest must vote all of its eligible shares in favor of the two board designees of each Alpine and Plainfield. The stockholders agreement also requires that for any matter submitted to Plainfield or Alpine as a holder of preferred stock, each shall consult with the other and cooperate in order to attempt to reach agreement on the manner in which votes should be cast or consent be given.

We agreed to reimburse Alpine and Plainfield for certain fees and expenses incurred by them in connection with the transactions contemplated by the Preferred Stock Purchase Agreement, and to compensate Plainfield’s financial advisor for its services in connection with the transactions.

In connection with the Preferred Stock Purchase Agreement, we entered into a separation agreement with Johann R. Manning, Jr., our former President and Chief Executive Officer, which sets forth the terms of his resignation effective on the initial closing date of the Transaction. Under the terms of the separation agreement, upon Mr. Manning’s resignation, his outstanding equity awards vested, and he became entitled to a severance payment equal to $1,480,000 minus the value of the acceleration of these equity awards. The separation agreement also provided Mr. Manning with payout of 2006 bonus amounts, six years of continuing director and officer insurance coverage and access to Wolverine’s medical and disability benefit programs for three years following his resignation. In addition, as consideration for Mr. Manning’s agreement to certain non-solicitation, non-competition and non-disclosure provisions, he is entitled to an additional $1,035,000 payment payable on the day following the six month anniversary of the resignation date. We also entered into a 15-month consulting agreement with Mr. Manning, whereby he will receive a $20,000 monthly fee for providing consulting and advisory services to Wolverine and a $175,000 performance bonus if Wolverine achieves at least 70% of its 2007 EBITDA target applicable to the senior managers of Wolverine.

On March 29, 2007, the board of directors approved an option grant to Alpine, as consultant, under the Wolverine Tube, Inc. 2007 Non-Qualified Stock Option Plan covering a total of 4,399,059 shares of the Company’s common stock (the “Alpine Option”). The Alpine Option vests ratably at a rate of twenty percent on each anniversary of the original grant date, subject to accelerated vesting as described below. The applicable exercise prices for vested option shares under the Alpine Option are as follows:

	Exercise Price	Shares	12/31/2007 Option Costs	Valuation
40% of vested option shares	$1.10	1,759,620	$0.62	$1,090,964
30% of vested option shares	$1.40	1,319,715	$0.59	$778,632
30% of vested option shares	$2.20	1,319,724	$0.51	$673,059

The Alpine Option has a 10-year term, subject to early termination in the event that Alpine’s consulting relationship with the Company is terminated prior to the end of such term. Upon such early termination, the Alpine Option will remain exercisable as to all vested portions and will be terminated as to all unvested portions. In addition, vesting of the Alpine Option will be accelerated in the event that the Company fails to offer to extend the term of the Management Agreement between the Company and Alpine, dated February 16, 2007 (the “Management Agreement”). If the Company offers to extend the term of the Management Agreement, but Alpine declines to accept such offer, any unvested portion of the Alpine Option will terminate as of the expiration of the term of the Management Agreement. Under the

Alpine Stock Option Agreement, if on the six-month anniversary of the effective date of the Management Agreement, the Company has not yet named a chief executive officer, Alpine will automatically receive, on each of the six-month and 18-month anniversaries of the effective date of the Management Agreement, an option to purchase an additional amount of shares of common stock equal to 0.5% of the total shares authorized under the 2007 Plan, with each such option having the same exercise prices as the initial Alpine Option. As of August 16, 2007, the Company had not named a chief executive officer. Accordingly, on October 18, 2007, the board of directors approved an additional option grant to Alpine, covering 366,588 shares, in accordance with the terms of the original Alpine Option. In addition, Alpine received another option grant covering 2,258,180 shares to account for the dilutive effect of the Company’s rights offering, which was an automatic grant pursuant to the terms of the Alpine Option. On April 30, 2007, the Company entered into a Stay Pay and Separation Agreement (the “Weil Separation Agreement”) and a Consulting Agreement (the “Weil Consulting Agreement”) with Keith Weil, the Company’s former Senior Vice President, International and Strategic Development, each of which was effective as of February 19, 2007. Under the terms of the Weil Separation Agreement, the Company continued to employ Mr. Weil in his then current capacity until the close of business on August 17, 2007 (the “Termination Date”), at which time his employment automatically terminated. From the effective date of the Weil Separation Agreement until the Termination Date (“the Transition Period”). As compensation for services rendered during the Transition Period, Mr. Weil received a base salary of $32,745.82 per month as well as a stay bonus of $190,000, paid April 30, 2007, as an inducement to remain with the Company during the Transition Period. Under the terms of the Weil Separation Agreement, subject to Mr. Weil executing (and not revoking) a general release of claims, Mr. Weil was entitled to the following payments and benefits (less applicable withholdings): a severance payment equal to $862,875 on February 28, 2008; access to medical and disability program benefits for the three-year period following the Termination Date (or his earlier termination of employment) and thereafter, continued medical insurance coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended; insurance coverage for his acts and omissions while serving as an officer of the Company for six years following the Termination Date; and continued satisfaction of the Company’s indemnification obligations to Mr. Weil. In addition, Mr. Weil received an additional payment of $755,000 on February 28, 2008 in exchange for his agreement to a two-year restriction on the solicitation of customers and non-competition with the Company, a one-year restriction on the solicitation of employees and a three-year secrecy requirement.

Under the Weil Consulting Agreement, Mr. Weil has provided and will continue to provide consulting and advisory services to the Company for an 18-month period following the Termination Date (or his earlier termination of employment) (the “Term”). In the event Mr. Weil is terminated for cause pursuant to the Weil Separation Agreement, the Weil Consulting Agreement will become void. During the Term, either party may terminate the Weil Consulting Agreement for any reason. Upon such a termination, the Company’s payment obligations thereunder will cease unless the Company terminates the Weil Consulting Agreement for any reason other than Mr. Weil’s failure to comply with the Company’s written policies in discharging his duties, in which case the Company will continue to pay Mr. Weil the consulting fee described below. Under the Weil Consulting Agreement, the Company will pay Mr. Weil a monthly fee of $37,500 for the first six months of the Term and, beginning in the seventh month and for the remainder of the Term, a monthly fee of $22,033.33, along with reimbursement for reasonable expenses.

On February 29, 2008, the Company entered into a Consultant Agreement with Mr. James E. Deason, the former Senior Vice President, Chief Financial Officer and Secretary of Wolverine, effective as of January 1, 2008. Pursuant to the terms of the Consultant Agreement, Mr. Deason will provide consulting and advisory services to Wolverine for a 12-month period commencing January 1, 2008, unless extended by mutual agreement. Either party may terminate the Consultant Agreement for any reason upon 30 days written notice. Upon such a termination, Wolverine’s payment obligations thereunder will cease. Under the Consultant Agreement, Wolverine will pay Mr. Deason a monthly fee of $13,757 on the first day of each month for the term of the agreement, along with reimbursement for reasonable travel expenses, as well as provide Mr. Deason and his spouse with retiree medical insurance coverage under Wolverine’s group health plan at the active employee rate.

On March 20, 2008, Plainfield refinanced $38.3 million of the 7.375% Senior Notes held by it by extending the maturity date to March 28, 2009, with an increase in the interest rate to 10.5%. The new notes issued by Wolverine to refinance Plainfield’s 7.375% Senior Notes otherwise have substantially the same terms and conditions as the 7.375% Senior Notes, including the same subsidiary guarantees as the 7.375% Senior Notes. Also on March 20, 2008. Alpine purchased 10,000 shares of Series B Convertible Preferred Stock, for $10 million in cash. The Series B Convertible Preferred Stock has substantially the same terms and conditions as the Series A Convertible Preferred Stock, except that the initial cumulative dividend rate will be 8.50% per annum. The rights and seniority of the Series B Convertible Preferred Stock are ratable and pari passu with those of the Series A Convertible Preferred Stock, and the Company agreed to pursue an amendment to the Certificate of Designations governing the Series A Convertible Preferred Stock to reflect this status of the Series B Convertible Preferred Stock (pending which amendment the current Series A Convertible Preferred Stock holders agreed to act accordingly). In connection with the closing of these transactions on March 20, 2008, the Company also entered into a registration rights agreement in which the Company agreed to file a shelf registration statement registering the resale of the Series B Convertible Preferred Stock and the underlying common stock and to grant one “demand” registration right and unlimited “piggyback” registration rights to the holders of such shares, and an amendment to the voting agreement respecting the Series A Convertible Preferred Stock to reflect the extension of the 49% voting power limitation to the Series B Convertible Preferred Stock. In addition, Alpine, Plainfield and Alkest entered into a supplement to their existing stockholders agreement to confirm the inclusion of the Series B Convertible Preferred Stock within the terms of that agreement. The Company paid to Plainfield a cash commitment fee of 3% of the $38.3 million of 7.375% Senior Notes refinanced, and paid to Alpine a cash commitment fee of 3% of the $10 million aggregate purchase price of the Series B Convertible Preferred Stock.

On November 17, 2005, the Company entered into a consultant agreement with DH Partners LLC (“DH Partners”), an entity wholly owned by Mr. Dennis Horowitz, former Chairman and Chief Executive Officer of the Company. During the term of the consultant agreement, DH Partners was obligated to provide up to 100 business days per year (with no more than 15 days per month) of such advisory consulting services as may have reasonably been requested by the Chief Executive Officer or the Board, which services must have been provided on behalf of DH Partners only by Mr. Horowitz. As compensation for these services, the Company paid DH Partners an annual fee of $225,000. Wolverine agreed to provide certain secretarial and administrative support and reimbursement for reasonable travel, client entertainment and other business expenses in accordance with our policies. The consultant agreement had a term of two years, though DH Partners’ services could have been terminated by either Wolverine or DH Partners at any time during this term. In case of early termination, we would have had no further obligation to pay DH Partners any consulting fees or reimburse DH Partners for any expense thereafter, except that, if Wolverine terminated the consultant agreement other than for “cause,” or if DH Partners terminated the consultant agreement for “good reason” (as those terms are defined in the consultant agreement), we would have had to pay DH Partners a lump sum equal to the consultant fees DH Partners would have received through the end of the term. The term could have been extended by mutual agreement of the parties, at which time the parties would have had to agree on the type and amount of consulting services as well as the consulting fee for such extended period. The consultant agreement contained an indemnity provision in favor of DH Partners and Mr. Horowitz, as well as confidentiality provisions in favor of Wolverine. This agreement ended in December 2007.

On November 28, 2007, we entered into a sole source purchasing agreement with Exeon, Inc. (“Exeon”), a wholly owned subsidiary of Alpine, whereby we have agreed to purchase all of our scrap and cathode copper requirements for our Shawnee, Oklahoma and London, Ontario facilities. Under the agreement, we will purchase copper scrap and cathode at substantially the same prices we were paying prior to entering into the agreement, but with enhanced terms. However, we believe consolidating our purchases in this manner will be more efficient and provide more opportunities to purchase materials from secondary markets. This contract was effective as of January 1, 2008 and accordingly, no payments were made pursuant to this agreement in 2007.

Although no formal written policies and procedures for reviewing related party transactions exist, any transaction to be entered into by the Company with a related person must be approved by those members of the board of directors that are not involved in such transaction.

Independence

The Board has affirmatively determined that, of the directors serving during 2007, Messrs. Gilchrist, Duncan and Griffiths were independent of Wolverine and its management under the listing standards of the New York Stock Exchange and that Messrs. Manning, Elbaum, Young, Posner and Kestenbaum were not independent. Mr. Manning was considered a non-independent director because of his employment as an executive of Wolverine prior to his resignation from the Company and the Board on February 16, 2007. As of March 28, 2008, Messrs. Duncan, Gilchrist, Griffiths were considered to be independent under SEC regulations, namely Item 407(a) of Regulation S-K. Messrs Elbaum, Posner, Young and Kestenbaum are considered not independent by virtue of certain related party transactions as set forth herein between the Company, Alpine, Plainfield and Alkest.

Item 14.	Principal Accounting Fees and Services

AUDIT COMMITTEE REPORT

The Audit Committee of the Board reviews and approves the scope of the audit performed by our independent auditors and our accounting principles and internal accounting controls. The Audit Committee is composed of three independent directors, namely John L. Duncan, William C. Griffiths and Brett Young and operates under a written charter adopted and approved by the Board. The Board has not made an affirmative determination that any member of the Audit Committee is an audit committee financial expert. However, the Board has determined that each member of the Audit Committee has sufficient knowledge in financial and auditing matters to serve on the Audit Committee and that each member is independent and financially literate within the meaning of Securities and Exchange Commission (“SEC”) regulations.

The Audit Committee reviews Wolverine’s financial reporting process on behalf of the Board. Management has the primary responsibility for establishing and maintaining adequate internal financial controls, for preparing the financial statements and for the public reporting process. KPMG, our Company’s independent registered public accounting firm for 2007, is responsible for expressing opinions on the conformity of the Company’s audited financial statements with generally accepted accounting principles.

On March 24, 2008, the Audit Committee reviewed and discussed with management and KPMG the audited financial statements for the year ended December 31, 2007 and management’s assessment of the effectiveness of the company’s internal control over financial reporting.

The full Board has discussed with KPMG the matters that are required to be discussed by Statement on Auditing Standards No. 114 (The Auditors’ Communication with those Charged with Governance). The Audit Committee discussed with KPMG that firm’s independence. The Audit Committee also concluded that KPMG’s provision of audit and non-audit services to Wolverine and its affiliates is compatible with KPMG’s independence.

Based on the considerations referred to above, the full Board concluded that the audited financial statements for the year ended December 31, 2007 be included in our Annual Report on Form 10-K for 2007. This report is provided by the following directors, who constituted the Audit Committee:

The 2007 Audit Committee

Jack L. Duncan

William C. Griffiths

Brett Young

Fees (including reimbursement for out-of-pocket expenses) paid to our independent outside audit firm for services in 2007 and 2006 were as follows:

	Audit Fees	Audit- Related Fees	Tax Preparation and Compliance Fees	Tax Research and Planning Fees	All Other Fees
2007
KPMG	$1,650,000	$208,187	$17,800	$40,000	$370,000

2006
KPMG	$1,025,000	$86,816	$17,800	$—	$—

Audit related fees consisted primarily of retirement and benefit plan audits and consultation concerning accounting and financial reporting. Tax services consisted primarily of compliance and other tax advice regarding special Wolverine projects. All other fees relate to our preferred stock transactions, S-1 registrations and the rights offering. The Audit Committee considers the compatibility of non-audit services by its independent outside firm.

Audit Committee’s Pre-Approval Policies and Procedures

The Audit Committee has adopted an Audit and Non-Audit Services Approval Policy that requires the Audit Committee to pre-approve audit, audit related, tax, and other services provided by Wolverine’s independent outside audit firm. The Chief Financial Officer presents to the Audit committee all non-audit related items for approval. In 2007 and 2006, 100% of such fees have been approved by the Audit Committee or the full Board. The Audit Committee will review such services and approve only those services that are consistent with the SEC’s rules on auditor independence.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Index to exhibits, financial statements and schedules.

(1)	The following consolidated financial statements and reports are included hereof:

Consolidated Statements of Operations — For the years ended December 31, 2007, 2006, and 2005.

Consolidated Balance Sheets — December 31, 2007 and 2006.

Consolidated Statements of Stockholders’ Equity — For the years ended December 31, 2007, 2006, and 2005.

Consolidated Statements of Cash Flows — For the years ended December 31, 2007, 2006, and 2005.

Notes to Consolidated Financial Statements.

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

(3)	Exhibits required by Item 601 of Regulation S-K:

The following exhibits are included in this Form 10-K:

Exhibit No.	Description
10.51*	Summary of Named Executive Officer Compensation

10.65*	First Amendment to Non-Qualified Stock Option Agreement Pursuant to the Wolverine Tube, Inc. 2007 Non- Qualified Stock Option Plan , dated as of October 18, 2007

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The following exhibits are incorporated by reference:

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Company, as amended through May 1, 1998 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 4, 1998).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Wolverine Tube, Inc., filed on May 31, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 31, 2007).

3.3	Certificate of Designations of Series A Convertible Preferred Stock, filed on of February 14, 2007 (incorporated by reference to Exhibit 3.3 to the Company’s Form S-1/A (File No. 333-142209) filed on July 31, 2007).

3.4	Certificate of Amendment of Certificate of Designations of Series A Convertible Preferred Stock, dated June 11, 2007 (incorporated by reference to Exhibit 3.4 to the Company’s Form S-1/A (File No. 333-142209) filed on July 31, 2007).

3.5	Secretary’s Certificate, dated May 30, 2007, attached to a complete copy of the Bylaws of the Company, as amended May 22, 1997 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 31, 2007).

4.1	Indenture, dated as of August 4, 1998, among the Company, certain of the Company’s subsidiaries and Wachovia Bank, National Association (successor to First Union National Bank) as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 4, 1998).

4.2	Indenture, dated as of March 27, 2002, among the Company, certain of the Company’s subsidiaries and Wachovia Bank, National Association (successor to First Union National Bank), as Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2001).

4.3	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 25, 2007).

10.1	Amended and Restated Credit Agreement, dated as of April 28, 2005, among the Company, its U.S. subsidiaries, the lenders named therein and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended July 3, 2005).

10.2	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of August 1, 2005, among the Company, its U.S. subsidiaries, the lenders named therein and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 5, 2005).

10.3	Amendment No. 2 to Amended and Restated Credit Agreement, effective September 30, 2005, among the Company, its U.S. subsidiaries, the lenders named therein and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 31, 2005).

10.4	Amendment No. 3 to Amended and Restated Credit Agreement, dated as of February 22, 2006, among the Company, its U.S. subsidiaries, the lenders named therein and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 28, 2006).

10.5	Amendment No. 4 to Amended and Restated Credit Agreement, dated as of April 4, 2006, among the Company and its U.S. subsidiaries, the lenders named therein and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 11, 2006).

10.6	Amendment No. 5 to Amended and Restated Credit Agreement, dated as of June 9, 2006, among the Company and its U.S. subsidiaries, the lenders named therein and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 13, 2006).

Exhibit No.	Description
10.7	Amendment No. 6 to Amended and Restated Credit Agreement, dated as of December 15, 2006, among the Company and its U.S. subsidiaries, the lenders named therein and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 21, 2006).

10.8	Amendment No. 7 to Amended and Restated Credit Agreement, dated as of February 16, 2007, among the Company and its U.S. subsidiaries, the lenders named therein and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 23, 2007).

10.9	Amendment No. 8 to Amended and Restated Credit Agreement and Consent, dated as of February 16, 2007, among the Company and its U.S. subsidiaries, the lenders named therein and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 23, 2007).

10.10	Amendment No. 9 to Amended and Restated Credit Agreement, effective as of June 30, 2007, among the Company and its U.S. subsidiaries, the lenders named therein and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 20, 2007).

10.11	Consignment Agreement, dated February 16, 2007, by and between HSBC Bank USA, National Association, Wolverine Tube, Inc. and Wolverine Joining Technologies, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 23, 2007).

10.12	Letter Agreement, effective as of April 2, 2007, among HSBC Bank USA, National Association, Wolverine Tube, Inc. and Wolverine Joining Technologies, LLC (incorporated by reference to Exhibit 10.11 to the Company’s Forms S-1/A (File No. 333-142209) filed on July 31, 2007).

10.13	First Amendment and Agreement to Consignment Agreement, dated as of June 29, 2007, by and between HSBC Bank USA, National Association, Wolverine Tube, Inc. and Wolverine Joining Technologies, LLC (incorporated by reference to Exhibit 10.11 to the Company’s Form S-1/A (File No. 333-142209) filed on July 31, 2007).

10.14	Receivables Sale Agreement (U.S.), dated as of April 28, 2005, among the Company, Small Tube Manufacturing, LLC, Tube Forming, L.P. and DEJ 98 Finance, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2005).

10.15	Amendment No. 1 to Receivables Sale Agreement (U.S.), dated as of April 24, 2006, among the Company, Tube Forming, L.P., Small Tube Manufacturing, LLC and DEJ 98 Finance, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 11, 2006).

10.16	Amendment No. 2 to Receivables Sale Agreement (U.S.) and Amended and Restated Performance Undertaking, effective as of December 15, 2006, among Wolverine Tube, Inc., Tube Forming, L.P., Small Tube Manufacturing LLC, Wolverine Joining Technologies, LLC and DEJ Finance, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 21, 2006).

10.17	Canadian Receivables Sale Agreement, dated as of April 4, 2006, between Wolverine Tube (Canada) Inc. and DEJ 98 Finance, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 11, 2006).

10.18	Amended and Restated Receivables Purchase Agreement, dated as of April 4, 2006, among DEJ 98 Finance, LLC, Wolverine Finance, LLC, the Company, Variable Funding Capital Company LLC, The CIT Group/Business Credit, Inc., individually and as co-agent, and Wachovia Bank, National Association, individually and as co-agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 11, 2006).

10.19	Amendment No. 1 to Amended and Restated Receivables Purchase Agreement, effective as of June 9, 2006, among DEJ 98 Finance, LLC, Wolverine Finance, LLC, the Company, Variable Funding Capital Company LLC, The CIT Group/Business Credit, Inc., individually and as co-agent, and Wachovia Bank, National Association, individually and as co-agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2006).

Exhibit No.	Description
10.20	Amendment No. 2 to Amended and Restated Receivables Purchase Agreement, effective as of December 15, 2006, among DEJ Finance, LLC, Wolverine Finance, LLC, Wolverine Tube, Inc., Variable Funding Capital Company LLC, The CIT Group/Business Credit, Inc. and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 21, 2006).

10.21	Amendment No. 3 to Amended and Restated Receivables Purchase Agreement, dated as of February 16, 2007, among DEJ 98 Finance, LLC, Wolverine Finance, LLC, Wolverine Tube, Inc., Variable Funding Capital Company, LLC, The CIT Group/Business Credit, Inc., individually and as co-agent, and Wachovia Bank, National Association, individually and as agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 23, 2007).

10.22	Preferred Stock Purchase Agreement, dated as of January 31, 2007, by and among Wolverine Tube, Inc., The Alpine Group, Inc. and Plainfield Special Situations Master Fund Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2007).

10.23	Registration Rights Agreement, dated as of February 16, 2007, by and among Wolverine Tube, Inc., The Alpine Group, Inc. and Plainfield Special Situations Master Fund Limited (attached as Exhibit B to the Preferred Stock Purchase Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2007).

10.24	Management Agreement, dated as of February 16, 2007, by and between The Alpine Group, Inc. and Wolverine Tube, Inc. (attached as Exhibit C to the Preferred Stock Purchase Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2007).

10.25*	Consulting Agreement, dated as of February 16, 2007, by and between Wolverine Tube, Inc. and Johann R. Manning, Jr. (attached as Exhibit E-1 to the Preferred Stock Purchase Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2007).

10.26*	Separation Agreement, dated as of February 16, 2007, by and between Wolverine Tube, Inc. and Johann R. Manning, Jr. (attached as Exhibit E-2 to the Preferred Stock Purchase Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2007).

10.27	Voting Agreement, dated as of February 16, 2007, by and among Wolverine Tube, Inc., The Alpine Group, Inc. and Plainfield Special Situations Master Fund Limited (attached as Exhibit G to the Preferred Stock Purchase Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2007).

10.28*	Wolverine Tube, Inc. 1993 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 33-65148)).

10.29*	Form of Non-Qualified Option Agreement under the Wolverine Tube, Inc. 1993 Equity Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 1994).

10.30*	1993 Stock Option Plan for Outside Directors of Wolverine Tube, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 33-65148)).

10.31*	Amendment One to Amended and Restated 1993 Stock Option Plan for Outside Directors of Wolverine Tube, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2001).

10.32*	2001 Stock Option Plan for Outside Directors of Wolverine Tube, Inc. (incorporated by reference to Appendix B to the Company’s Proxy Statement dated April 12, 2001).

10.33*	Form of Non-Qualified Option Agreement under the Company’s 1993 Stock Option Plan for Outside Directors and 2001 Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 3, 2004).

10.34*	Wolverine Tube, Inc. 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003).

10.35*	First Amendment to the Wolverine Tube, Inc. 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003).

10.36*	Form of Non-Qualified Option Agreement under the Wolverine Tube, Inc. 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended October 3, 2004).

Exhibit No.	Description
10.37*	Form of Restricted Stock Agreement under the Wolverine Tube, Inc. 2003 Equity Incentive Plan, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 25, 2005).

10.38*	Form of SAR Agreement under the Wolverine Tube, Inc. 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended October 3, 2004).

10.39*	Wolverine Tube, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended April 3, 1999).

10.40*	Wolverine Tube, Inc. Annual Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 11, 2006).

10.41*	Wolverine Tube, Inc. Supplemental Benefit Restoration Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.42*	Deferred Compensation Trust Agreement, dated February 13, 2001, by and between the Company and AmSouth Bank, as Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2003).

10.43*	Amendment Number One to Deferred Compensation Trust Agreement, dated May 7, 2003, by and between the Company and AmSouth Bank, as Trustee (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2003).

10.44*	2002 Change in Control, Severance and Non-Competition Agreement, dated as of July 12, 2002, by and between the Company and Johann R. Manning, Jr. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.45*	2002 Change in Control, Severance and Non-Competition Agreement, dated as of July 12, 2002, by and between the Company and Keith Weil (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.46*	2002 Change in Control, Severance and Non-Competition Agreement, dated as of July 12, 2002, by and between the Company and Garry K. Johnson (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2006).

10.47*	Consultant Agreement, dated as of February 10, 2005, by and between the Company and James E. Deason (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 16, 2005).

10.48*	Offer Letter, dated as of November 7, 2005, between the Company and James E. Deason (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 9, 2005).

10.49*	Letter Agreement between Wolverine Tube, Inc. and Garry K. Johnson, dated March 1, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 7, 2007).

10.50*	Summary of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 25, 2005).

10.51*	Summary of Named Executive Officer Compensation (filed herewith).

10.52*	Form of Director Indemnification Agreement, dated as of February 10, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 16, 2005).

10.53*	Form of Officer Indemnification Agreement, dated as of February 10, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 16, 2005).

10.54*	Form of Letter for Amendment to Split Dollar Agreement Dated May 1, 1999 (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005).

10.55*	Form of Letter for Amendment to Vesting of Underwater Options, dated as of October 24, 2005 (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005).

Exhibit No.	Description
10.56*	2001 Change in Control, Severance and Non-Competition Agreement, dated as of March 23, 2001, by and between the Company and John Van Gerwen (incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2006, filed on March 16, 2007).

10.57*	Wolverine Tube, Inc. 2007 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 2, 2007).

10.58*	Form of Non-Qualified Stock Option agreement pursuant to the Wolverine Tube, Inc. 2007 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company’s current Report on Form 8-K filed on April 2, 2007).

10.59*	Non-Qualified Stock Option Agreement, dated as of March 29, 2007, between the Company and The Alpine Group, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 2, 2007).

10.60*	Letter Agreement between the Company and John H. Van Gerwen, dated May 1, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2007).

10.61*	Stay Pay and Separation Agreement between the Company and Keith Weil (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 4, 2007).

10.62*	Consulting Agreement between the Company and Keith Weil (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 4, 2007).

10.63*	Employment Agreement, dated as of May 24, 2007, by and between Harold M. Karp and Wolverine Tube, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 31, 2007).

10.64*	Employment Agreement, dated as of October 1, 2007, by and between David A. Owen and Wolverine Tube, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 24, 2007).

10.65*	First amendment to Non-qualified Stock Option Agreement pursuant to the Wolverine Tube, Inc. 2007 Non-qualified Stock Option Plan (filed herewith).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2006, filed on March 16, 2007).

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Huntsville, State of Alabama, on the 31st day of March, 2008.

WOLVERINE TUBE, INC.

By:	/s/ David A. Owen
Name:	David A. Owen
Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Harold M. Karp	President and Chief Operating Officer (Principal Executive Officer)
Harold M. Karp

By:	/s/ David A. Owen	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
David A. Owen

By:	/s/ Steven S. Elbaum	Non-Executive Chairman of the Board and Director
Steven S. Elbaum

By:	/s/ John L. Duncan	Director
John L. Duncan

By:	/s/ David M. Gilchrist, Jr.	Director
David M. Gilchrist, Jr.

By:	/s/ William C. Griffiths	Director
William C. Griffiths

By:	/s/ Alan Kestenbaum	Director
Alan Kestenbaum

By:	/s/ K. Mitchell Posner	Director
K. Mitchell Posner

By:	/s/ Brett Young	Director
Brett Young

Wolverine Tube, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year ended December 31,
(In thousands except per share amounts)	2007	2006	2005
Net sales	$1,228,651	$1,315,876	$809,030
Cost of goods sold	1,165,083	1,269,603	793,957

Gross profit	63,568	46,273	15,073
Selling, general and administrative expenses	32,461	30,634	36,529
Advisory fees and severance expenses	6,271	7,434	—
Restructuring and other charges	75,097	57,609	1,363

Operating (loss)	(50,261)	(49,404)	(22,819)
Other expense
Interest expense, net	21,024	21,171	20,093
Amortization expense	2,491	2,146	1,489
Loss on sale of receivables	2,531	4,397	640
Change in fair value of embedded derivative	(15,755)	—	—
Other expense, net	2,605	477	1,316

(Loss) from continuing operations before income taxes	(63,157)	(77,595)	(46,357)
Income tax expense (benefit)	8,516	9,385	(1,759)

(Loss) from continuing operations	(71,673)	(86,980)	(44,598)
Income (loss) from discontinued operations net of income tax	(25,357)	7,756	5,982

Net (loss)	(97,030)	(79,224)	(38,616)
Less: Accretion of convertible preferred stock and beneficial conversion feature	4,618	—	—
Preferred stock dividends, includes $9,618 of non-cash deemed dividends	13,284	—	—

Net (loss) applicable to common shares	$(114,932)	$(79,224)	$(38,616)

Income(Loss) per common share - Basic
Continuing operations	$(4.71)	$(5.77)	$(2.97)
Discontinued operations	(1.33)	0.51	0.40

Net (loss) per common share	$(6.04)	$(5.26)	$(2.57)

Income(Loss) per common share - Diluted
Continuing operations	$(4.71)	$(5.77)	$(2.97)
Discontinued operations	(1.33)	0.51	0.40

Net (loss) per common share	$(6.04)	$(5.26)	$(2.57)

Shares used in computing income(loss) per share:
Basic	19,038	15,071	15,022
Diluted	19,038	15,071	15,022

The accompanying notes are an integral part of the consolidated financial statements.

Wolverine Tube, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
(In thousands except share and per share amounts)	2007	2006
Assets
Current assets
Cash and equivalents	$63,303	$17,354
Restricted cash	2,126	5,629
Accounts receivable, net of allowance for doubtful accounts of $0.6 million in 2007 and $0.5 million in 2006	107,375	62,529
Inventories	110,768	122,943
Assets held for sale	43,001	11,135
Prepaid expenses and other	12,536	11,417

Total current assets	339,109	231,007

Property, plant and equipment, net	65,762	133,259
Goodwill	46,703	77,243
Deferred charges, net	4,284	7,858
Deferred income taxes, non-current	—	5,199
Notes receivable	815	764

Total assets	$456,673	$455,330

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$55,861	$40,507
Accrued liabilities	26,997	26,992
Deferred income taxes	677	880
Short-term borrowings	90,939	1,638
Liabilities of discontinued operations	1,853	—

Total current liabilities	176,327	70,017

Long-term debt	146,021	238,362
Pension liabilities	17,616	28,504
Postretirement benefit obligation	18,776	17,485
Accrued environmental remediation	21,458	11,786
Deferred income taxes, non-current	3,064	—
Other miscellaneous liabilities	112	—

Total liabilities	383,374	366,154

Preferred stock, Series A Convertible, par value $1,000 per share, 90,000 shares authorized, 50,000 shares issued as of December 31, 2007	4,393	—

Stockholders’ equity
Common stock, par value $0.01 per share; 180,000,000 shares authorized, 40,623,736 and 15,090,843 shares issued as of December 31, 2007 and 2006, respectively	406	151
Additional paid-in capital	146,815	91,904
Retained earnings (accumulated deficit)	(94,187)	6,510
Accumulated other comprehensive income (loss), net	15,872	(9,389)

Total stockholders’ equity	68,906	89,176

Total liabilities and stockholders’ equity	$456,673	$455,330

The accompanying notes are an integral part of the consolidated financial statements.

Wolverine Tube, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

and Comprehensive Income (Loss)

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Accumulated Other Comprehensive Income	Total Stockholders’
(In thousands except number of shares)	Shares	Amount	Capital	deficit)	(Loss)	Equity
Balance at December 31, 2004	14,927,577	$149	$90,262	$124,350	$(5,259)	$209,502

Net loss	—	—	—	(38,616)	—	(38,616)
Translation adjustments	—	—	—	—	165	165
Change in fair value of derivatives and reclassification adjustment	—	—	—	—	2,024	2,024
Minimum pension liability	—	—	—	—	(10,900)	(10,900)

Total comprehensive loss	—	—	—	—	—	(47,327)
Exercise of non-qualified stock options, including income tax benefit	88,125	1	502	—	—	503
Issuance of restricted stock award and amortization of unearned comprehensive	43,101	1	623	—	—	624

Balance at December 31, 2005	15,058,803	151	91,387	85,734	(13,970)	163,302

Net loss	—	—	—	(79,224)	—	(79,224)
Translation adjustments	—	—	—	—	4,625	4,625
Change in fair value of derivatives and reclassification adjustment	—	—	—	—	(5,675)	(5,675)
Minimum pension liability	—	—	—	—	3,970	3,970

Total comprehensive loss	—	—	—	—	—	(76,304)
Exercise of non-qualified stock options, including income tax benefits	417	—	2	—	—	2
Issuance of restricted stock award and amortization of unearned comprehensive	31,623	—	515	—	—	515
Adjustment to initially apply SFAS 158, net of taxes	—	—	—	—	1,661	1,661

Balance at December 31, 2006	15,090,843	$151	$91,904	$6,510	$(9,389)	$89,176

Net loss from operations	—	—	—	(97,030)	—	(97,030)
Translation adjustments	—	—	—	(1)	11,432	11,431
Change in fair value of derivatives	—	—	—	—	2,906	2,906
Net pension actuarial gain	—	—	—	—	8,276	8,276
Amortization of net pension actuarial (loss)	—	—	—	—	727	727
Pension curtailment gain	—	—	—	—	378	378
Termination of Montreal pension and post retirement benefits	—	—	—	—	1,542	1,542

Total comprehensive loss	—	—	—	—	—	(71,770)
Accrued dividends on preferred stock	—	—	—	(3,666)	—	(3,666)
Stock compensation	—	—	2,347	—	—	2,347
Amortization and vesting of restricted stock	88,301	—	282	—	—	282
Rights offering, net	25,444,592	255	27,255	—	—	27,510
Preferred stock offering, net	—	—	26,426	—	—	26,426
Accretion of preferred stock and beneficial conversion feature	—	—	(4,618)	—	—	(4,618)
Beneficial conversion feature, net	—	—	12,837	—	—	12,837
Deemed dividend	—	—	(9,618)	—	—	(9,618)

Balance at December 31, 2007	40,623,736	$406	$146,815	$(94,187)	$15,872	$68,906

The accompanying notes are an integral part of the consolidated financial statements.

Wolverine Tube, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
(In thousands)	2007	2006	2005
Operating Activities
(Loss) from continuing operations	$(71,673)	$(86,980)	(44,598)
Income (loss) from discontinued operations	(25,357)	7,756	5,982

Net (loss)	(97,030)	(79,224)	(38,616)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation	10,331	13,910	14,699
Amortization	2,586	2,330	1,615
Deferred income taxes	7,997	9,139	(4,574)
Stock compensation expense	2,629	549	548
Loss on disposal of fixed assets	46	22	2,027
Impairment of assets	48,983	34,291	—
Non-cash environmental and other restructuring charges	10,577	14,235	661
Change in fair value of embedded derivative	(15,755)	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(8,504)	17,776	(21,069)
Sale (purchase) of accounts receivable	(43,882)	24,882	19,000
Inventories	(1,309)	15,050	4,700
Income taxes	(2,455)	(560)	1,307
Prepaid expenses and other	(2,988)	(3,083)	(5,280)
Accounts payable	19,781	(32,813)	13,771
Accrued liabilities, including pension, postretirement benefit and environmental	16,156	(15,402)	14,632

Net cash (used in) continuing operating activities	(27,480)	(6,654)	(2,561)
Net cash provided by (used in) discontinued operating activities	4,907	8,557	(1,571)

Net cash provided by (used in) operating activities	(22,573)	1,903	(4,132)

Investing Activities
Additions to property, plant and equipment	(5,121)	(5,806)	(9,822)
Disposal of assets	375	91	5,412
Investment sales (purchases)	(1,618)	—	4,413
Change in restricted cash	3,503	593	3,224

Net cash provided by (used in) continuing investing activities	(2,861)	(5,122)	3,227
Net cash provided by (used in) discontinued investing activities	105	8	(187)

Net cash provided by (used in) investing activities	(2,756)	(5,114)	3,040

Financing Activities
Financing fees and expenses paid	(110)	(3,213)	(1,101)
Payments under revolving credit facilities and other debt	(3,854)	(504)	(2,402)
Borrowings from revolving credit facilities and other debt	421	3,681	180
Issuance of preferred stock	45,179	—	—
Proceeds from common stock rights offering, net of costs	27,510
Issuance of common stock	282	2	503
Payment of dividends	(2,958)	—	—
Other financing activities	77	(14)	33

Net cash provided by (used in) continuing financing activities	66,547	(48)	(2,787)
Net cash provided by (used in) discontinued financing activities	—	—	—

Net cash provided by (used in) financing activities	66,547	(48)	(2,787)

Effect of exchange rate on cash and equivalents	4,731	256	165

Net cash provided by (used in) continuing operations	40,937	(11,568)	(1,956)
Net cash provided by (used in) discontinued operations	5,012	8,565	(1,758)

Net increase (decrease) in cash and equivalents	45,949	(3,003)	(3,714)

Cash and equivalents at beginning of year	17,354	20,357	24,071

Cash and equivalents at end of year	$63,303	$17,354	$20,357

Supplemental disclosure of cash flow:
Interest paid	$21,874	$22,849	$21,100
Income taxes paid, net	$2,736	$175	$466

The accompanying notes are an integral part of the consolidated financial statements.

Wolverine Tube, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Operations

Wolverine Tube, Inc. (the Company, Wolverine, we, our, or us) is a global manufacturer of copper and copper alloy tube, fabricated products, and metal joining products. Our focus is on custom-engineered, higher value-added tubular products, including fabricated copper components and metal joining products, which enhance performance and energy efficiency in many applications, including: commercial and residential heating, ventilation and air conditioning, refrigeration, home appliances, industrial equipment, power generation, petrochemicals and chemical processing.

During 2006 our common stock was traded on the New York Stock Exchange under the symbol “WLV”. On December 26, 2006, we were advised by the New York Stock Exchange, Inc. (NYSE) that our common stock would be suspended from trading on the NYSE prior to the opening on January 3, 2007. The NYSE advised us that its decision to suspend trading and initiate delisting procedures was a result of our Company not meeting the NYSE’s continued listing standard regarding average global market capitalization over a consecutive 30 trading-day period of at least $25 million, which is the minimum threshold for continued listing. Our common stock was suspended from trading on the NYSE on January 4, 2007, and on March 7, 2007, the NYSE filed a Form 25 to remove our common stock from listing and registration on the NYSE effective March 19, 2007. The resulting withdrawal of our common stock from registration under Section 12(b) of the Exchange Act became effective on June 5, 2007. During 2007 our common stock was traded on the OTC Bulletin Board and Pink Sheets under the symbol “WLVT”.

On February 1, 2007, we announced a recapitalization plan which would provide significant equity proceeds to Wolverine. We completed the first phase of this recapitalization plan, a private placement of 50,000 shares of Series A Convertible Preferred Stock, for $50.0 million ($45.2 million, net of expenses), purchased by The Alpine Group, Inc. (“Alpine”) and a fund managed by Plainfield Asset Management LLC (“Plainfield”) on February 16, 2007. Pursuant to our recapitalization plan, in August 2007, we commenced a common stock rights offering which expired on October 29, 2007. Our stockholders purchased 25,444,592 shares of common stock in the rights offering, resulting in net proceeds of $27.5 million. Additionally, under the terms of the call option described in the Preferred Stock Purchase Agreement governing the sale of Series A Convertible Preferred Stock, Alpine purchased an additional 4,494 shares of Series A Convertible Preferred Stock on January 25, 2008 for $4.5 million in order to maintain the fully diluted ownership by Alpine and Plainfield in Wolverine at 55%.

In addition, as an alternative to the exchange offer and consent solicitation with respect to certain of our Senior Notes that we agreed to pursue under the Preferred Stock Purchase Agreement, we have been pursuing a global refinancing transaction with respect to our 10.5% and 7.375% Senior Notes, our secured revolving credit facility and our receivables sale facility. In light of market conditions which have negatively affected our ability to execute such a global refinancing strategy by the first quarter of 2008, we have taken certain actions to be in a position to retire the 7.375% Senior Notes on their maturity in August 2008. In February 2008, we extended the maturity of our secured revolving credit facility and our receivables sale facility to April 28, 2009 and February 19, 2009, respectively, and we sold substantially all of the assets of our Small Tube Products business for $25.0 million plus an anticipated working capital adjustment of approximately $3.0 million. On March 14, 2008 we entered into a purchase agreement whereby we sold 30% of our Wolverine Shanghai subsidiary for $9.5 million. On March 20, 2008, Plainfield refinanced $38.3 million of the 7.375% Senior Notes held by it by extending the maturity date to March 28, 2009 with an increase in the interest rate to 10.5%, and Alpine purchased $10 million of our Series B Convertible Preferred Stock under terms substantially similar to the Series A Convertible Preferred Stock (except for an initial annual dividend rate of 8.5%). These actions are expected to provide the liquidity required in 2008 to repay the 7.375% Senior Notes due in August 2008. We are continuing to pursue a global refinancing plan with respect to refinancing our remaining Senior Notes, our secured revolving credit facility and our receivables sale facility prior to their maturities in 2009. However, there can be no assurance that current and future discussions and negotiations with financial institutions and current and future credit market conditions will result in the refinancing of these Senior Notes and liquidity facilities on acceptable terms prior to the applicable maturity dates.

The Series A Convertible Preferred Stock has an annual dividend rate of 8.0% (subject to adjustment in certain circumstances, currently 8.5%), payable quarterly, and is convertible into shares of Wolverine common stock at the option of the holders, in whole or in part, at any time. We may defer payment of the dividend in certain circumstances. Any deferred dividend will accrue at a rate of 10% per annum if the dividend payment date is prior to January 31, 2012 and at a rate of 12% if the payment date is after January 31, 2012. The conversion price is initially $1.10 per share, subject to customary anti-dilution requirements. The Series A Convertible Preferred Stock votes with the common stock on an as-converted basis on all matters. However, while the 10.5% Senior Notes due in 2009 remain outstanding, the holders of the Series A Convertible Preferred Stock will not be entitled to vote common stock or preferred stock in excess of 49% of the voting power of the total voting securities of Wolverine. The Series A Convertible Preferred Stock is mandatorily redeemable at par plus any accrued and unpaid dividends on January 31, 2017 and upon the occurrence of certain change of control transactions. Wolverine may redeem all, but not less than all, of the Series A Convertible Preferred Stock at our option, at the stated value plus accrued and unpaid dividends, after January 31, 2014, if certain conditions have been satisfied.

The net proceeds from the initial sale of the Series A Convertible Preferred Stock as well as from the rights offering have been used to repay amounts under our liquidity facilities and for working capital. Additional proceeds will be utilized for general corporate purposes, including debt repayment, capital expenditures, and working capital.

Based on the financing provided by the recapitalization plan discussed above and based on our 2008 operating plan and cash flow projections, we believe that the availability under our liquidity facilities, combined with the unrestricted cash on hand in North America, should provide the liquidity required during 2008.

2. Summary of Significant Accounting Policies

The significant accounting policies followed by us are described below:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Wolverine and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

Uses of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as amounts of revenues and expenses during the reporting periods. The estimates having the greatest amount of subjectivity include those related to projecting the ultimate cost of the Company’s restructuring activities, the valuation of certain assets held for sale, cash flow projections for determining goodwill impairment and projected costs related to environmental remediation activities. Whenever possible, management utilizes third parties that have the appropriate expertise and technical qualifications to assist in determining these estimates. Actual results could differ from those estimates.

Revenue Recognition Policy

Revenues are generally recognized when title to products transfer to an unaffiliated customer, and the product is shipped. Sales are made under normal terms and usually do not require collateral, as historically collection of our receivables is reasonably assured. Revenues are recorded net of estimated returns and allowances and volume discounts. The reserve for sales returns and allowances is calculated by applying a historical percentage against certain receivables. The reserve for volume discounts is calculated by applying a customer specific discount percentage to sales made to that customer.

Cash Equivalents

We consider all highly liquid short-term investments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

Allowance for Doubtful Accounts

The allowance for doubtful accounts ensures that trade receivables are not overstated due to issues of collectability and are established for certain customers based upon a variety of factors: including past due receivables, macroeconomic conditions, significant current events and historical experience. Specific reserves for individual accounts may be established due to a customer’s inability to meet their financial obligations, such as in the case of bankruptcy filings or the deterioration in a customer’s operating results or financial position. As circumstances related to customers change, estimates of the recoverability of receivables are adjusted.

Sales of Accounts Receivable

Our Company’s sales of our receivables to a special purpose entity are accounted for as a sale in accordance with Statement of Financial Accounting Standards No. 140 (SFAS 140), Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory costs include material, labor, and factory overhead. Our maintenance and operating supplies inventory is valued using an average cost method to determine cost. Obsolete or unsaleable inventories are reflected at their estimated net realizable values.

Total inventories in 2007 and 2006 included the following classifications (in thousands):

(In thousands)	2007	2006
Finished products	$49,324	$46,499
Work-in-process	28,841	30,811
Raw materials	17,659	23,021
Supplies	14,944	22,612

Totals	$110,768	$122,943

Property, Plant and Equipment

Land, buildings and equipment are carried at cost. Expenditures for maintenance and repairs are charged directly against operations, while major renewals and betterments are capitalized. When properties are retired or otherwise disposed of, the original cost and accumulated depreciation are removed from the respective accounts, and the profit or loss resulting from the disposal is reflected in operations. Depreciation is provided over the estimated useful lives of the assets, generally on the straight-line method. Depreciation for financial reporting purposes for office and other equipment is 5 to 7 years, computers and other service equipment 5 to 7 years, heavy machinery 20 to 30 years, land improvements according to their useful life, building and building improvements the lesser of their useful life or 39 years and other machinery 10 years.

Impairment of Long-Lived Assets

Impairments of long-lived assets are recognized under the provisions of Financial Accounting Standards Board (FASB) SFAS No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. When facts and circumstances indicate that long-lived assets used in operations may be impaired, and the undiscounted cash flows estimated to be generated from those assets are less than their carrying values, an impairment charge is recorded equal to the excess of the carrying value over fair value. Long-lived assets held for disposal are valued at the lower of the carrying amount or estimated fair value less cost to sell.

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

We determine our actuarial assumptions for the U.S. and Canadian pension and post retirement plans, after consultation with our actuaries, on December 31 of each year to calculate liability information as of that date and pension and postretirement expense for the following year. In 2006 we began using the Hewitt yield curve method to determine the appropriate discount rate. For the years 2005 and prior the discount rate assumption was based on Moody’s Aa corporate bonds using the average for the month of December. This change in determining the discount rate did not materially impact our consolidated financial statements.

The expected long-term rate of return on plan assets of the various plans reflects projected returns for the investment mix of the various pension plans that have been determined to meet each plan’s investment objectives. The expected long-term rate of return on plan assets is selected by taking into account the expected mix of invested assets, the fact that the plan assets are actively managed to mitigate downside risks, the historical performance of the market in general and the historical performance of the retirement plan assets over the past ten years.

In September 2006, the FASB issued SFAS No. 158 (SFAS 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost are recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. As required by SFAS 158, we adopted the balance sheet recognition provisions at December 31, 2006 which resulted in the Company recording $1.7 million in accumulated other comprehensive income for amounts that had not been previously recorded in net periodic benefit costs.

Income Taxes

Under SFAS No. 109 (SFAS 109), Accounting for Income Taxes, deferred tax liabilities and assets are recorded for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. Property, plant and equipment, inventories, prepaid pension, postretirement benefit obligations, and certain other accrued liabilities are the primary sources of these temporary differences. Deferred income taxes also include operating loss and tax credit carryforwards. Our Company establishes valuation allowances to reduce deferred tax assets to amounts it believes are more than likely than not to be realized. These valuation allowances are adjusted based upon changing facts and circumstances.

We also apply the principles of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). FIN 48 dictates a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognizing of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. Under the provisions of FIN 48, to the extent we have uncertain tax positions we classify them as other non-current liabilities on the Condensed Consolidated Balance Sheets unless expected to be paid in one year. Penalties and tax-related interest expense are reported in other expense, net and interest and amortization expense, net, respectively, on the Consolidated Statements of Operations. The adoption of FIN 48 in 2007 had no effect on our consolidated financial statements.

Goodwill

Goodwill is evaluated utilizing SFAS No. 142 (SFAS 142), Goodwill and Other Intangible Assets. Under this statement, goodwill is presumed to have an indefinite useful life and, thus, is not amortized, but tested no less than annually for impairment using a lower of cost or fair value approach.

During the third quarter of 2007, 2006 and 2005, we conducted goodwill impairment reviews, and prepared updated valuations using a discounted cash flow approach based on forward-looking information regarding market share, revenues and costs. If facts and circumstances change subsequent to our annual review, but prior to year end, we update our annual goodwill impairment review and record adjustments as required. Following our decision to sell our Small Tube Manufacturing LLC (“STP”) business, we retested the goodwill assigned to this operation. Taking into account the projected proceeds from the sale, we impaired goodwill by $30.8 million associated with this business. We then retested the remainder of our goodwill and determined there was no further impairment subsequent to the STP sale.

Earnings (Loss) Per Common Share

Using the Two-Class Method as prescribed in SFAS No. 128, Earnings per Share, after determining earnings (loss) applicable to common shareholders, per share amounts are calculated by dividing net income (loss) by the weighted average number of common shares outstanding. Where applicable, diluted earnings (loss) per share were calculated by including the effect of all dilutive securities, including stock options and unvested restricted stock. To the extent that stock options and unvested restricted stock are anti-dilutive, they are excluded from the calculation of diluted earnings (loss) per share.

Derivatives and Hedging Activities

Our operations and cash flows are subject to fluctuations due to changes in commodity prices, foreign currency exchange rates and interest rates. We use derivative financial instruments to manage the impact of commodity prices, foreign currency exchange rates and interest rate exposures, though not for speculative purposes. Derivatives used are primarily commodity forward contracts, foreign currency forward contracts and interest rate swaps.

We apply the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and by SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, (hereinafter collectively referred to as SFAS 133), for most of our Company’s derivatives. Some of our derivatives are designated as either a hedge of a recognized asset or liability or an unrecognized firm commitment (fair value hedge), or a hedge of a forecasted transaction (cash flow hedge). For fair value hedges, both the effective and ineffective portion of the changes in the fair value of the derivative, along with any gain or loss on the hedged item that is attributable to the hedged risk, are recorded directly to operations. The effective portion of changes in fair value of derivatives that are designated as cash flow hedges are recorded in accumulated other comprehensive income, until the hedged item is realized, when the gain (loss) previously included in accumulated other comprehensive income is recognized in operations. Our foreign currency hedges are accounted for under SFAS No. 52 (SFAS 52), Foreign Currency Translation.

Fair Values of Financial Instruments

We use the following methods in estimating fair value disclosures for financial instruments:

Cash and cash equivalents, restricted cash, accounts receivable and accounts payable: The carrying amount reported in the Consolidated Balance Sheets for these assets approximates their fair value.

Secured revolving credit facility and long-term debt: The carrying amount of our borrowings under our secured revolving credit facilities approximates fair value. The fair value of our 7.375% Senior Notes and our 10.5% Senior Notes and any derivative financial instruments are based upon quoted market prices.

Derivatives: The fair value of our interest rate, foreign currency and commodity derivative instruments are determined by reference to quoted market prices.

The following table summarizes fair value information for our financial instruments:

	2007		2006
(In thousands)	Carrying value	Fair Value	Carrying value	Fair value
Investments held in rabbi trust (trading portfolio)	$1,618	$1,618	$—	$—
Senior Notes	$235,919	$224,889	$235,718	$199,143
Other debt	$1,073	$1,073	$4,282	$4,282
Foreign currency exchange contracts	$4	$4	$7	$7
Commodity forward contracts	$179	$179	$118	$118

Environmental Expenditures

Environmental expenditures that pertain to our current operations and relate to future revenues are expensed or capitalized consistent with our capitalization policy. Expenditures that result from the remediation of an existing condition caused by past operations, and that do not contribute to future revenues, are expensed when a triggering event, such as a facility closure, occurs or when a reportable condition is discovered or made known that might impair an existing long-lived asset. Liabilities, which are undiscounted, are recognized for remedial activities when the cleanup is probable and the cost can be reasonably estimated.

Stock Options

Effective January 1, 2006, we adopted SFAS 123(R) using the modified prospective transition method, which requires measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including stock options, based on fair values. Stock-based compensation expense is based on the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense in our Condensed Consolidated Statements of Operations as of December 31, 2007 and 2006 included compensation expense for unvested stock-based payment awards granted prior to December 31, 2005 (based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123) and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005 (based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R)). In conjunction with the adoption of SFAS 123(R), we elected to attribute the value of stock-based compensation to expense over the periods of service during which each tranche of stock options is earned, which was previously in our pro forma information required under SFAS 123(R).

Prior to January 1, 2006, our Company applied the intrinsic value method of accounting for stock options as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Since all options granted during 2005 had an exercise price equal to or greater than the closing market price of the underlying common stock on the grant date, no compensation expense was recognized. If compensation cost for the Company’s stock-based compensation plans had been recognized for the year ended December 31, 2005 under the provisions of SFAS 123(R), the Company’s net loss and loss per share would have increased to the following pro forma amounts:

(in thousands except per share data)	Year ended December 31, 2005
Net (loss), as reported	$(38,616)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(677)

Pro forma net (loss)	$(39,293)

(Loss) per share:
Basic – as reported	$(2.57)
Basic – pro forma	$(2.62)
Diluted – as reported	$(2.57)
Diluted – pro forma	$(2.62)

Translation to U.S. Dollars

Assets and liabilities denominated in foreign currency are translated to U.S. dollars at rates of exchange at the balance sheet date. Revenues and expenses are translated at average exchange rates during the period. Translation adjustments arising from changes in exchange rates are included in the accumulated other comprehensive income (loss) component of stockholders’ equity. Realized exchange gains and losses are included in “amortization and other, net” in the Consolidated Statements of Operations.

Research and Development Costs

Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. Research and development costs were approximately $2.3 million in 2007, $2.2 million in 2006, and $3.1 million in 2005.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 (SFAS 157), Fair Value Measurements and in February 2007, SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 157 provides a common definition of fair value and a framework for measuring assets and liabilities at fair values when a particular standard prescribes it. In addition, the Statement expands disclosures about fair value measurements. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. With the exception of the Senior Notes, the carrying value of our financial instruments approximates their fair value given the close proximity of the maturity dates. We will adopt these new accounting standards effective January 1, 2008, and believe implementing these standards will not have a material impact on our Company’s consolidated financial statements.

3. Restricted Cash

Our liquidity is affected by restricted cash balances, which are included in current assets and are not available for general corporate use, of $2.1 million at December 31, 2007, as compared to $5.6 million as of December 31, 2006. Restricted cash at December 31, 2007 included $1.0 million related to deposits for margin calls on our metal and natural gas hedge programs, cash of $0.4 million deposited in an interest bearing Brazilian bank account, and $0.7 million as collateral to secure our purchase credit card program. Restricted cash at December 31, 2006 included $3.6 million related to deposits for margin calls on our metal and natural gas hedge programs, $1.3 million as collateral to secure our travel and purchase credit card programs, cash of $0.4 million deposited in an interest bearing Brazilian bank account and $0.3 million to secure a letter of credit for a loan made by the Portuguese government

4. Discontinued Operations

Late in the fourth quarter of 2007, we solicited offers to purchase substantially all of the assets and liabilities of our STP business located in Altoona, Pennsylvania. Before the close of business in 2007, we began negotiating a definitive purchase agreement with a potential buyer. On February 29, 2008, the definitive purchase agreement was executed and the sale of the STP business was finalized and closed. Accordingly, we have restated all years presented to present earnings and losses, net of taxes, associated with the STP business as discontinued operations. Further, based on the projected net proceeds from the sale, $30.8 million of goodwill associated with STP was impaired and we classified the long lived assets as held for sale at December 31, 2007. See Note 8, Assets Held for Sale of the Consolidated Financial Statements, for further details.

See the table below for the net income results for years ended December 31 of the discontinued operations prior to the impairment of goodwill:

(In thousands)	2007	2006	2005
Income (loss) before income taxes	$5,401	$7,756	$5,982
Income taxes*	—	—	—

Net income (loss)	$5,401	$7,756	$5,982

*	During the periods reported, STP, as a limited liability company, was included in the consolidated tax provision and return of Wolverine Tube, Inc., its parent company. As a result of Wolverine Tube, Inc.’s net operating losses, which we believed were more likely than not, not recoverable, and after providing appropriate valuation allowances for the unrecoverable amounts, we recorded no income tax expense or benefit during these periods. See Note 18, Income Taxes, of the Consolidated Financial Statements.

5. Prepaid Expenses and Other

Prepaid expenses and other assets are as follows at December 31:

(In thousands)	2007	2006
Prepaid expenses	$9,491	$3,066
Prepaid raw materials	2,070	5,244
Fair value of hedging instruments	975	3,107

Totals	$12,536	$11,417

6. Derivatives

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

The fair values of these derivative assets are recognized in accrued liabilities in the Consolidated Balance Sheets. The net change in the derivative asset and the underlying amounts are recognized in the Consolidated Statements of Operations under cost of goods sold. Amounts held in Other Comprehensive Income are reclassified to earnings at the point customer commitments are realized. Information regarding this type of derivative transaction is as follows:

	For the Year Ended December 31,
(In millions)	2007	2006	2005
Gains (losses) arising from ineffectiveness included in operations	$(0.3)	$2.5	$1.4
Gains reclassed from other comprehensive income (OCI) to operations	$1.1	$7.6	$3.4

	December 31,
(In millions)	2007	2006
Aggregate notional value of derivatives outstanding	$20.1	$3.7
Period through which derivative positions currently exist	September 2008	December 2007
Gains (losses) in fair value of derivatives	$(0.5)	$0.3
The change in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(2.0)	$(0.7)
Deferred (losses) included in OCI	$(0.5)	$(1.4)
(Losses) included in OCI to be recognized in the next 12 months	$(0.5)	$(1.4)
Number of months over which gain in OCI is to be recognized	9	12

We have firm-price purchase commitments with some of our copper suppliers under which we agree to buy copper at a price set in advance of the actual delivery of that copper to us. Under these arrangements, we assume the risk of a price decrease in the market price of copper between the time this price is fixed and the time the copper is delivered. In order to reduce our market exposure to price changes, at the time we enter into a firm-price purchase commitment, we also often enter into commodity forward contracts to sell a like amount of copper at the then-current price for delivery to the counterparty at a later date. We account for these transactions as cash flow hedges under SFAS 133. The net change in the derivative asset and the underlying amounts are recognized in the Consolidated Statements of Operations under cost of goods sold. Amounts held in Other Comprehensive Income are reclassified to earnings at the point customer commitments are realized. Information on this type of derivative transaction is as follows:

	For the Year Ended December 31,
(In millions)	2007	2006	2005
(Losses) arising from ineffectiveness included in operations	$(0.3)	$(2.0)	$(1.3)
Gains (losses) reclassed from OCI to operations	$0.8	$(0.1)	$(4.2)

	December 31,
(In millions)	2007	2006
Aggregate notional value of derivatives outstanding	$3.5	$8.2
Period through which derivative positions currently exist	March 2008	March 2007
Gains (losses) in fair value of derivatives	$0.1	$(0.6)
The change in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(0.3)	$(0.8)
Deferred gains included in OCI	$0.1	$0.9
Gains included in OCI to be recognized in the next 12 months	$0.1	$0.9
Number of months over which gain in OCI is to be recognized	3	3

We have entered into commodity forward contracts to sell copper in order to hedge or protect the value of the copper carried in our inventory from price decreases. We account for these forward contracts as fair value hedges under SFAS 133. The fair value of these derivative liabilities is recognized in prepaid expenses and other in the Consolidated Balance Sheets. The net change in the derivative liability and the underlying amounts are recognized in the Consolidated Statements of Operations under cost of goods sold. Information on this type of derivative transaction is as follows:

	For the Year Ended December 31,
(In millions)	2007	2006	2005
Gains (losses) arising from ineffectiveness included in operations	$0.0	$(3.2)	$(2.7)

	December 31,
(In millions)	2007	2006
Aggregate notional value of derivatives outstanding	$10.3	$9.1
Period through which derivative positions currently exist	March 2008	March 2007
Gains in fair value of derivatives	$0.3	$1.8
The change in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(1.0)	$(0.7)

On February 16, 2007 we entered into a silver consignment arrangement with a bank. The amount of silver available to us under our new consignment facility is insufficient to satisfy all of our silver requirements. Consequently, we must purchase and hold in inventory a minimal amount of silver. We have entered into commodity forward contracts to sell silver in order to hedge or protect the value of the silver carried in our inventory from future price decreases. We account for these forward contracts as fair value hedges under SFAS 133. The fair value of these derivative liabilities is recognized in accrued liabilities in the Consolidated Balance Sheets. The net change in the derivative liability and the underlying amounts are recognized in the Consolidated Statements of Operations under cost of goods sold. Information on this type of derivative transaction is as follows:

	For the Year Ended December 31,
In millions)	2007	2006	2005
Gain arising from ineffectiveness included in operations	$0.5	$0.1	n/a

	December 31,
(In millions)	2007	2006
Aggregate notional value of derivatives outstanding	$2.0	$12.9
Period through which derivative positions currently exist	December 2008	January 2007
Loss in fair value of derivatives	$0.0	$(0.4)
The change in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(0.2)	$(1.3)

We also entered into commodity futures contracts to purchase natural gas to reduce our risk of future price increases. The Decatur, Alabama facility was the largest user of natural gas, and as a result of the closure of that facility in December 2007, there is no longer a need for these commodity futures contracts. As a result, all of our outstanding natural gas contracts were settled at the end of December 2007. Until the contracts were settled, we accounted for these transactions as cash flow hedges under SFAS 133. The fair value of these derivative assets was recognized in accrued liabilities in the Consolidated Balance Sheets. The net change in the derivative liability and the underlying amounts are recognized in the Consolidated Statements of Operations under cost of goods sold. The costs related to the settling of these contracts in December 2007 were recognized in the Consolidated Statements of Operations as restructuring expense. These costs included $0.7 non-cash restructuring expenses and $0.5 cash restructuring expenses. Information on this type of derivative transaction is as follows:

	For the Year Ended December 31,
(In millions)	2007	2006	2005
(Losses) arising from ineffectiveness included in operations	$(1.9)	$(0.3)	$2.3
Gains (losses ) reclassed from OCI to operations	$0.0	$(2.2)	$3.1

	December 31,
(In millions)	2007	2006
Aggregate notional value of derivatives outstanding	$0	$7.8
Period through which derivative positions currently exist	n/a	December 2008
Gains (losses) in fair value of derivatives	$0	$(1.2)
The change in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$0	$(0.7)
Deferred losses included in OCI	$0	$(2.7)
Gains (losses) included in OCI to be recognized in the next 12 months	$0	$(1.3)
Number of months over which gain in OCI is to be recognized	n/a	24

Foreign Currency Exchange Risk

We are subject to market risk exposure from fluctuations in foreign currencies. Foreign currency exchange forward contracts may be used from time to time to hedge the variability in cash flows from the forecasted payment or receipt of currencies other than the functional currency. We do not enter into forward exchange contracts for speculative purposes. These forward currency exchange contracts and the underlying hedged receivables and payables are carried at their fair values, with any associated gains and losses recognized in current period earnings. These contracts cover periods commensurate with known or expected exposures, generally within three months. As of December 31, 2007, we had forward exchange contracts outstanding to sell foreign currency with a notional amount of $2.3 million. The estimated fair value of these forward exchange contracts to sell foreign currency was an immaterial loss. The effect of a 10% adverse change in exchange rates would reduce the fair value by approximately $0.2 million.

Interest Rate Risk

In October 2002, we entered into an interest rate swap transaction on $50.0 million of our 7.375% Senior Notes. The interest rate swap called for semi-annual interest payments on February 1 and August 1, a floating interest rate based upon the nine month LIBOR rate plus a spread of 3.76%, and an August 1, 2008 maturity date.

On August 25, 2006, we terminated the interest rate swap and paid Wachovia Bank, National Association (Wachovia) $1.8 million representing the interest accrued through the date of termination in August and the termination fee. The termination fee of $1.7 million is being amortized over the remaining life of the 7.375% Senior Notes. As of December 31, 2007, the unamortized amount was $0.6 million. The termination fee, which was locked in on the date of the termination, is the net present value of the amount of interest which exceeded the fixed rate of 7.375% for the balance of the term of the interest rate swap. Taking into account the gain recorded from the inception of the interest rate swap to the termination of $1.1 million and the termination fee of $1.7 million or a net increase in interest of $0.6 million, the effective annual rate of the underlying Senior Notes is 7.578% through the maturity date.

We are exposed to credit losses in the event of nonperformance by counterparties on the above instruments, as well as credit or performance risk with respect to our hedged customers’ commitments. Although nonperformance is possible, we do not anticipate nonperformance by any of these parties.

7. Property, Plant and Equipment

Property, plant and equipment (excluding assets held for sale) at December 31 are as follows:

(In thousands)	2007	2006
Land and improvements	$6,143	$9,955
Building and improvements	26,216	44,417
Machinery and equipment	131,000	241,309
Construction-in-progress	2,071	2,998

	165,430	298,679
Less accumulated depreciation	(99,668)	(165,420)

Totals	$65,762	$133,259

8. Assets Held for Sale

On September 13, 2006, we announced the planned closure of our manufacturing facilities located in Jackson, Tennessee and Montreal, Quebec. In addition, we also announced moving our U.S. wholesale distribution facility into the Decatur, Alabama plant location. According to plan, the operations at the Montreal, Quebec and Jackson, Tennessee facilities were phased out by the end of the 2006. The consolidation of the U.S. wholesale distribution facility was also completed by the end of 2006.

On November 6, 2007, we announced the planned realignment and restructuring of the Company’s North American operations to include the closure of two facilities, one in Alabama and the other in Mississippi, along with the commodity depot warehouse located at the Decatur, Alabama site. These actions are in line with our strategy of focusing resources on the development and sale of high performance tubular products, fabricated tube assemblies and metal joining products.

Following the announcement of the closure of the Decatur and Booneville facilities, the Company undertook a project to determine the fair value for the equipment, land and buildings related with those locations. In the case of the equipment, the Company hired the services of an equipment expert to prepare an estimate under the assumption of liquidation for both locations. In recent years the Company has sought buyers for several pieces of equipment at these locations and others with little success. Many times the equipment we have tried to sell, while productive and essential to the operations for which they were originally purchased, has been modified or built for specialized processes and products. Further, there is excess capacity in the copper tube manufacturing markets, especially in those markets which we have abandoned. As a result, we have had little success in selling used equipment and we have been faced with subsequent write downs from our original estimates which in many cases assumed a more orderly sale as opposed to liquidation. To avoid subsequent write downs for the equipment associated with Decatur and Booneville, as previously mentioned, we have chosen to write those assets down to their liquidation value which we believe is the best estimate of fair value.

As it relates to the value of the property, we took the following into consideration regarding each facility:

Booneville – The Booneville, Mississippi property is located in an economically depressed industrial area in northwest Mississippi surrounded by other plants similar to ours. In late January, 2008 we received an offer to purchase the Booneville property and building for $2.1 million. After making necessary repairs and recording other costs associated with selling the facility, we expect to net approximately $1.7 million and have therefore established the fair value of the Booneville, MS property at that amount. To the Company’s knowledge, there are no environmental liabilities known or suspected with the Booneville, Mississippi site.

Decatur – The Decatur, Alabama property is in a less economically depressed area in north central Alabama and currently is the benefactor of growth associated with the military, military support and space industries. Issues with the Decatur facility include its size, age and potential environmental issues depending on the use of the property. Its location on the Tennessee River in water deep enough for mooring or docking commercial or large private vessels has appeal to both commercial and industrial users. Its commercial surroundings nearly rule out residential development given the industrial neighbors and obstacles to gaining entry to the property from time to time. We have estimated a net fair value of $3.7 million for a sale of the land since the land could potentially be attractive for commercial development, however, the demolition and removal of the buildings and building materials on the site, net of recoveries, would be costly but necessary unless a buyer would need the existing facilities on the property. At this time we believe the 620,000 square foot 1948 vintage building has little potential future industrial use.

During the fourth quarter of 2007, we determined that selling our Altoona, Pennsylvania facility would be in line with the Company’s long term strategic plan. As a result, we classified the Altoona facility’s building and equipment as held for sale, under the guidelines of SFAS 144, and based an estimated fair value on the subsequent sales value of the property.

After having actively marketed our Jackson, Tennessee assets for over a year, and gaining further intelligence related to the expected selling price of the assets, we recorded an additional impairment charge of $6.2 million in 2007. There are a limited number of potential buyers for the highly specialized equipment. As a result of the impairment charges and the sale of certain equipment, the balance of the Jackson fixed assets was written down to zero at December 31, 2007.

The following is a summary of the asset impairment charge by location and amount which has been included in “Restructuring and Other Charges” in the accompanying Consolidated Statements of Operations for the year ended December 31, 2007:

Fixed Asset Impairment Charge

(in thousands)	Combined	Decatur, Alabama	Booneville, Mississippi	Jackson, Tennessee
Building	$4,603	$4,262	$341	$—
Equipment	44,380	35,872	2,317	6,191

Total	$48,983	$40,134	$2,658	$6,191

The following indicates the components of assets held for sale at December 31, 2007:

Assets Held for Sale 2007

(in thousands)	Combined	Decatur, Alabama	Booneville, Mississippi	Altoona, Pennsylvania	Montreal, Quebec
Receivables	$6,569	$—	$—	$6,569	$—
Inventory	9,837	—	—	9,837	—
Other assets	1,276	—	—	1,276	—
Land	7,657	3,680	158	—	3,819
Building	7,452	—	1,595	4,768	1,089
Equipment	10,210	3,629	1,560	2,998	2,023

Total assets held for sale	$43,001	$7,309	$3,313	$25,448	$6,931

Total liabilities of discontinued operations	$(1,853)	$—	$—	$(1,853)	$—

Assets Held for Sale 2006

(in thousands)	Combined	Jackson, Tennessee	Montreal, Quebec
Land	$3,238	$—	$3,238
Building	873	—	873
Equipment	7,024	6,622	402

Total assets held for sale	$11,135	$6,622	$4,513

9. Deferred Charges

Deferred charges include debt issuance costs, patents, deferred acquisition or disposition fees and a deposit for our Monterrey, Mexico facility. Debt issuance costs are deferred and amortized over the terms of the debt to which they relate using a method which approximates the interest method. Patents are amortized over the remaining term of the patent.

Deferred charges are as follows at December 31:

(In thousands)	2007	2006
Debt issuance costs	$14,298	$12,468
Swap termination fee	—	1,720
Lease Deposit – Monterrey Mexico	450	450
Escrow – Roxboro, North Carolina	—	300
Patents and other	1,811	2,084

	16,559	17,022
Less accumulated amortization	(12,275)	(9,164)

Totals	$4,284	$7,858

Deferred charges are subject to amortization. Net deferred debt issuance and deferred interest rate swap costs of $2.5 million are amortized utilizing a method which approximates the interest method over a weighted average remaining life of 1.25 years, resulting in amortization expense of $2.2 million, and $0.3 million in each of the next two succeeding years beginning in 2007. Net capitalized patents costs of $0.9 million are being amortized on a straight line basis over the patent life.

10. Accrued Liabilities

Accrued liabilities are as follows at December 31:

(In thousands)	2007	2006
Interest	$6,934	$7,282
Income taxes	393	2,813
Reserve for restructuring	4,468	2,650
Fair value of derivatives and unsettled derivative liabilities	925	3,507
Worker’s compensation	1,715	1,956
State and local taxes	3,809	1,972
Other accrued operating expenses	8,753	6,812

Totals	$26,997	$26,992

11. Financing Arrangements and Debt

Long-term debt consists of the following at December 31:

(In thousands)	2007	2006
Secured revolving credit facility, due March 2007	$—	$2,000
Senior Notes, 7.375%, due August 2008	136,750	136,750
Discount on 7.375% Senior Notes, original issue discount amortized over 10 years	(17)	(46)
Senior Notes, 10.5%, due April 2009	99,400	99,400
Discount on 10.5% Senior Notes, original issue discount amortized over 7 years	(214)	(386)
Other foreign facilities	1,017	2,196
Capitalized leases	24	86

Total debt	236,960	240,000
Less short-term borrowings	(90,939)	(1,638)

Total long term debt	$146,021	$238,362

Aggregate maturities of long-term debt are as follows:

(In thousands)
2008	$90,939
2009	146,021

Total	$236,960

In March 2008, Plainfield refinanced $38.3 million of the 7.375% Senior Notes held by it by extending the maturity date to March 28, 2009 with an increase in the interest rate to 10.5%, and Alpine purchased $10.0 million of our Series B Convertible Preferred Stock under terms substantially similar to the Series A Convertible Preferred Stock (except for an initial annual dividend rate of 8.5%), the proceeds of which will be used to retire a portion of our 7.375% Senior Notes. Accordingly, in our Consolidated Balance Sheet as of December 31, 2007 and in the above, we have reclassified $46.9 million ($48.3 million net of associated fees of $1.4 million) of our 7.375% Senior Notes from short term debt to long term debt.

Liquidity Facilities

As of December 31, 2007, our liquidity facilities consisted of a receivables sale facility of up to $90 million (see Note 12, Receivables Sale Facility) and a secured revolving credit facility of up to $35 million. In addition, we maintained a silver consignment facility under which we may request consignments of silver with an aggregate value up to the lesser of $25.0 million or 90% of the aggregate undrawn face amount of letters of credit required to be provided to the facility provider. The agreements governing our liquidity facilities contain cross default provisions. As of December 31, 2007, we were in compliance with the covenants, including the financial covenants, contained in the agreements governing our liquidity facilities.

Secured Revolving Credit Facility

On April 28, 2005, we entered into a $35 million amended and restated secured revolving credit facility with Wachovia Bank. During 2006, we amended the agreements governing the secured revolving credit facility four times, principally to accomplish the following:

•	On February 22, 2006, we adjusted the borrowing base to include certain billet inventory and up to $11 million of eligible equipment;

•	On April 4, 2006 and June 9, 2006, we amended the facility to permit the amendments to our receivables sale facility; and

•

On December 15, 2006, we amended the facility to permit certain adjustments to our former silver consignment and forward contracts facility and our receivables sale facility in preparation for the ultimate termination of the silver facility in December 2006.

In addition, during 2007, we amended the agreements governing the secured revolving credit facility, principally to accomplish the following:

•

On February 16, 2007, we amended the facility to permit the implementation of our new silver consignment facility and to permit the initial sale of the Series A Convertible Preferred Stock and related transactions pursuant to our recapitalization plan. These amendments included an increase in the letter of credit sub-limit to $24 million, and an increase, to $25 million, in the amount of obligations outstanding that will trigger the commencement of the cash dominion period and the application of the minimum fixed charge coverage ratio covenants contained in the secured revolving credit facility; and

•

Effective June 30, 2007, we amended the definition of “Consolidated EBITDA” for purposes of our compliance with the minimum consolidated EBITDA covenants contained in the secured revolving credit facility and the receivables sale facility to increase the amount of certain permitted restructuring charges to $48.5 million in non-cash restructuring charges and $7.6 million in cash restructuring charges for fiscal year 2006, and to exclude all prior non-cash income related to the embedded derivatives associated with our Series A Convertible Preferred Stock recorded subsequent to the fiscal quarter ended July 1, 2007.

In addition, we have amended the agreements governing the secured revolving credit facility in fiscal year 2008, principally to accomplish the following:

•

On February 21, 2008, we amended the facility to extend the facility maturity date to April 28, 2009; to adjust the borrowing base calculation to include certain work in process inventory as eligible inventory; to revise the definition of “Consolidated EBITDA” to increase the amount of certain charges related to our Decatur, Alabama facility permitted to be included therein for purposes of our compliance with the minimum consolidated EBITDA covenants contained in the secured revolving credit facility and the receivables sale facility; to add a $2.5 million excess availability requirement; and to permit certain amendments to the receivables sale facility discussed in Note 12;

•

On February 28, 2008, we amended the facility to permit the sale of our Small Tube Products business, and on February 29, 2008 we received a waiver regarding the repurchase of certain of our 7.375% Senior Notes; and

•

On March 14, 2008, we amended the facility to permit the sale of our Series B Convertible Preferred Stock to Alpine, the refinancing of the 7.375% Senior Notes held by Plainfield and the transactions in connection with the sale of 30% of our Wolverine Tube Shanghai subsidiary.

The following summary of our secured revolving credit facility reflects the terms of the governing agreements as amended through December 31, 2007.

Availability. Our secured revolving credit facility provides for maximum aggregate borrowing availability of up to $35.0 million. The aggregate amount available under the secured revolving credit facility includes a $24.0 million sub-limit for letters of credit.

Borrowing Base. At any time before the maturity of the facility, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. The borrowing base generally equals the sum of (i) 85% of our eligible U.S. accounts receivable (other than accounts of Wolverine Joining Technologies, LLC and accounts sold pursuant to the receivables sale facility); (ii) 60% of our eligible U.S. inventory (eligible inventory attributable to Wolverine Joining Technologies, LLC is capped at $3.0 million); and (iii) 25% of the net book value of our eligible U.S. equipment, capped at $11.0 million. Currently, none of our accounts receivable are eligible for inclusion in the borrowing base calculation. The administrative agent may establish reserve requirements against the borrowing base, and those reserve requirements and eligibility standards may be adjusted during the term. As of December 31, 2007, the reserve requirement was $3.2 million.

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

Maturity. The maturity date of the secured revolving credit facility was April 28, 2008 at December 31, 2007 (and has subsequently been extended to April 28, 2009 as noted above), at which time all amounts borrowed under the facility will be due and outstanding letters of credit must be cash collateralized. The facility may be terminated early upon the occurrence of an event of default.

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

Covenants. The secured revolving credit facility contains customary representations and warranties, as well as covenants which, among other things, limit our ability to incur additional indebtedness and liens; enter into transactions with affiliates; make acquisitions; pay dividends; redeem or repurchase capital stock or senior notes; make investments or loans; make negative pledges; consolidate, merge or effect asset sales; or change the nature of our business. The secured revolving credit facility also contains the following covenants:

•

a requirement that consolidated Earnings Before Interest, Depreciation and Amortization (EBITDA) for our Company and all of our consolidated subsidiaries (the “Consolidated Parties”) must be greater than or equal to $32.0 million, calculated on a rolling four quarter basis, commencing with the fiscal quarter of the Consolidated Parties ending closest to June 30, 2007 and for each fiscal quarter thereafter (consolidated EBITDA is calculated as the sum of (a) consolidated net income after taxes of the Consolidated Parties for such period excluding extraordinary items of income (and all non-cash income related to embedded derivatives associated with the Series A Convertible Preferred Stock recorded after the fiscal quarter ended July 1, 2007) and as adjusted for certain non-cash items relating to changes in accounting methods and hedge gains and losses, plus (b) the aggregate amount of depreciation and amortization charges made in calculating consolidated net income for such period, plus (c) aggregate consolidated interest expense (net of interest income) for such period, plus (d) the aggregate amount of all income taxes reflected on the consolidated income statements of the Consolidated Parties for such period, plus (e) any backwardation losses between $1.3 and $3.0 million in the last three production months of 2005, plus (f) up to $48.5 million in aggregate non-cash restructuring charges and up to $7.6 million in aggregate cash restructuring charges for the fiscal year ended December 31, 2006, plus (g) for the fiscal quarter ended December 31, 2007, up to $8.8 million in accrued non-cash charges related to the Decatur plant, less, for each subsequent fiscal quarter, that portion of such amount paid in cash during that period;

•

a requirement that the Consolidated Parties shall not make consolidated capital expenditures (current expenditures for fixed or capital assets as reflected on the financial statements of the Consolidated Parties) in excess of $15.0 million during any fiscal year; and

•

a requirement that, during any period beginning on the date on which the outstanding obligations under the secured revolving credit facility equal or exceed $25.0 million and continuing until the termination of the facility and repayment of such obligations, the Consolidated Parties shall maintain a fixed charge coverage ratio of not less than the following amounts as of the last day of each month in the periods indicated below:

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

We had no borrowings under our secured revolving credit facility at December 31, 2007. After taking into account $23.3 million of standby letters of credit outstanding, we had $6.1 million in additional borrowing availability under this facility as of that date.

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

New Silver Consignment Facility

On February 16, 2007 we entered into a new silver consignment facility with HSBC Bank USA N.A. (HSBC). Effective April 2, 2007 the facility was amended to reflect certain adjustments in the manner in which the facility provider consigns precious metal to its customers, including, for example, a limitation of the facility to fixed rate consignments, and the introduction of a third-party precious metal supplier. On June 29, 2007, we further amended the facility to increase the aggregate value of consigned silver we may request, within the overall $25 million facility limit, to the lesser of $25 million or 90% (an increase from the previous discount rate of 85%) of the aggregate undrawn face amount of letters of credit we are required to provide the facility provider.

Under the consignment facility as amended through December 31, 2007, we may from time to time request from HSBC, and HSBC may in its sole discretion provide, consignments of silver with an aggregate value of up to the lesser of (a) $25 million or (b) 90% of the aggregate undrawn face amount of letters of credit required to be provided to HSBC pursuant to the consignment facility. Consignment fees, payable monthly, are computed daily based on the rate established by HSBC for each day and are charged on the aggregate value of silver on consignment each day. In addition, upon making a consignment request, we also pay a market premium per troy ounce set by HSBC at the time of the consignment. Upon purchase of any consigned silver, we must either pay HSBC the cash value of the purchased silver or, in certain circumstances with HSBC’s consent, deliver an equal amount of silver to HSBC’s account.

The consignment facility includes customary representations, warranties, covenants and conditions with which we must comply in order to access the consignment facility. In addition, the consignment of silver to us by HSBC under the consignment facility is conditioned on HSBC’s prior receipt and the continued effectiveness of letters of credit in an aggregate amount such that the value of all outstanding consigned silver under the consignment facility is not more than 90% of the aggregate undrawn face amount of the letters of credit. These letters of credit may be drawn by HSBC to cover any amounts owed to HSBC by us under the consignment facility, as well as any amounts paid to HSBC within 90 days of a bankruptcy filing by us.

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

Moreover, upon the occurrence of any of the events of default under the consignment facility, our obligations under the consignment facility will become immediately due and payable upon demand by HSBC (or immediately in the case of a bankruptcy or insolvency event), and HSBC may draw on the letters of credit. These events of default include, among others: default in payment or performance of our obligations (or default under any agreement securing or guaranteeing such performance) in connection with the consignment facility; default in payment or performance of any obligations or indebtedness to HSBC or any affiliate; inaccuracy of representations or warranties; certain bankruptcy or insolvency events; loss, theft or damage to, or attachment of, the consigned silver; certain defaults with respect to indebtedness, obligations or liabilities in excess of $2.5 million; the determination by HSBC in good faith that we have suffered a material adverse change; the discontinuance of the operation of our business; failure to renew any letter of credit at least 90 days prior to its expiration date; and certain ratings downgrades with respect to the financial institution issuing the letters of credit. Under our silver consignment facility at December 31, 2007, we had provided $16.5 million in letters of credit to support the facility, resulting in approximately $14.9 million of total availability thereunder. As of December 31, 2007, we had $15.4 million of silver in our inventory under the facility, with a corresponding amount included in accounts payable. A significant increase in silver prices which occurred late in the fourth quarter necessitated an increase in the security arrangement under this facility. Early in January 2008, working with HSBC, we arranged to deposit $3.0 million with HSBC in an interest bearing account to increase our availability under this facility. There was no silver consignment facility in place at December 31, 2006.

7.375% Senior Notes due 2008

There was $136.8 million in principal amount of 7.375% Senior Notes outstanding at December 31, 2007. The 7.375% Senior Notes were issued pursuant to an Indenture, dated as of August 4, 1998 between us and U.S. Bank Corporate Trust Services (successor to First

Union National Bank). The 7.375% Senior Notes: (i) have interest payment dates of February 1 and August 1 of each year; (ii) are redeemable at our option at a redemption price equal to the greater of (a) 100% of the principal amount of the Senior Notes to be redeemed, or (b) the sum of the present value of the remaining scheduled payments of principal and interest thereon from the redemption date to the maturity date, discounted to the redemption date on a semiannual basis at a rate based upon the yield of the specified treasury securities plus 25 basis points, plus, in each case, accrued interest thereon to the date of redemption; (iii) are senior unsecured obligations and are equal in priority for right of payment with any of our existing and future senior unsecured indebtedness; (iv) are guaranteed by certain of our subsidiaries; and (v) are subject to the terms of the Indenture governing such Senior Notes, which contains certain covenants, including covenants that limit our ability to incur indebtedness for borrowed money secured by certain liens and to engage in sale/leaseback transactions.

10.5% Senior Notes due 2009

There was $99.4 million in principal amount of 10.5% Senior Notes at December 31, 2007. The 10.5% Senior Notes were issued pursuant to an Indenture, dated as of March 27, 2002 between us and U.S. Bank Corporate Trust Services (successor to First Union National Bank). The 10.5% Senior Notes (i) have interest payment dates of April 1 and October 1 of each year; (ii) are redeemable after the dates and at the prices (expressed in percentages of principal amount on the redemption date), as set forth below:

Year	Percentage
April 1, 2008	102.625%
April 1, 2009 and thereafter	100.000%

(iii) are senior unsecured obligations and are senior in right of payment to any of our future subordinated obligations, (iv) are guaranteed by certain of our subsidiaries and (v) are subject to the terms of the Indenture governing such Senior Notes, which contain certain covenants, including covenants that limit our ability to, among other things, incur unsecured indebtedness, incur indebtedness for borrowed money secured by certain liens, make certain restricted payments, dispose of certain assets, enter into affiliate transactions, or engage in sale/leaseback transactions. The 10.5% Senior Notes mature on April 1, 2009.

Other Credit Facilities

We have a credit facility with a Netherlands bank, payable on demand and providing for available credit of up to 2.9 million euros or approximately $4.3 million. At December 31, 2007, we had outstanding borrowings of approximately 0.4 million euros or approximately $0.6 million under this facility. There were approximately 0.9 million euros or approximately $1.2 million in borrowings as of December 31, 2006.

In 2002, we obtained an interest free loan from the Portuguese government in the amount of 1.9 million euros that matures in 2008. Based on the performance of our Portugal facility, the Portuguese government forgave 40% of the loan, or 0.7 million euros in 2003. Accordingly, we classified 0.7 million euros of the loan as deferred income in 2003, and are amortizing this into income over the life of the equipment purchased with the loan proceeds. The loan balance at December 31, 2007 is 0.5 million euros which equates to $0.7 million U.S. dollars (based on current exchange rates). The loan provides for an annual payment in U.S. dollars of $0.7 million in 2008.

Our financing agreements also contain covenants that, among other things, require us to maintain certain financial ratios and place other restrictions and limitations on us, including restrictions on our payment of dividends, limitations on the issuance of additional debt and limitations on investments, contingent obligations, the redemption of capital stock and the sale or transfer of assets.

Our Company is in compliance with all covenants for all debt agreements as of December 31, 2007.

On February 29, 2008, we sold substantially all of the assets of our Small Tube Products business for $25.0 million plus an anticipated working capital adjustment of approximately $3.0 million. The indentures governing both the 7.375% Senior Notes and the 10.5% Senior Notes were supplemented on that date to permit the sale of the Small Tube Products business. On March 14, 2008 we entered into a purchase agreement whereby we sold 30% of our Wolverine Tube Shanghai subsidiary for $9.5 million. In addition, in March 2008, Alpine purchased $10.0 million of our Series B Convertible Preferred Stock under terms substantially similar to the Series A Convertible Preferred Stock. Proceeds from these activities will be applied toward the repayment of the 7.375% Senior Notes, which mature in August 2008. Also in March 2008, Plainfield refinanced $38.3 million of the 7.375% Senior Notes held by it by extending the maturity date to March 28, 2009, with an increase in the interest rate to 10.5%. The new notes issued by Wolverine to refinance Plainfield’s 7.375% Senior Notes otherwise have substantially the same terms and conditions as the 7.375% Senior Notes, including subsidiary guarantees thereunder.

12. Receivables Sale Facility

On April 28, 2005, we established a three-year receivables sale facility of up to $45.0 million. At December 31, 2007 the limit on the receivables sale facility was $90.0 million.

On February 14, 2007, we received a waiver from certain provisions in the agreements governing the receivables sale facility that waived any termination event or other event of default that may have resulted under those agreements from a change of control caused by purchase of Series A Convertible Preferred Stock by Alpine and Plainfield. In addition, on February 16, 2007, we amended one of the agreements governing the receivables sale facility in connection with the implementation of the new silver consignment facility. This amendment adjusted the receivables sale facility’s minimum fixed charge coverage ratio requirement to be consistent with the same covenant in the secured revolving credit facility, as discussed in Note 11, above.

We have amended the agreements governing the receivables sale facility in fiscal year 2008, principally to accomplish the following:

•	On February 21, 2008, we amended the receivables sale facility to remove Variable Funding Capital Company LLC (“VFCC”) as a purchaser under the facility;

•

On February 21, 2008, we amended the receivables sale facility to extend the scheduled termination date of the facility to February 19, 2009; to decrease the facility’s purchase limit to $75 million from $90 million; to adjust certain stress and reserve factors and concentration limits used in the availability calculation; and to make certain conforming changes to the facility agreements in connection with VFCC’s removal as a party thereto; and

•	On February 29, 2008, we amended the facility to permit the sale of our Small Tube Products business and to remove our subsidiary Small Tube Manufacturing, LLC as an Originator thereunder.

The following summary of our receivables sale facility reflects the terms of the governing agreements as amended through December 31, 2007.

Structure. Under the receivables sale facility, our Company and our 100% owned subsidiaries Small Tube Manufacturing, LLC, Tube Forming, L.P, Wolverine Joining Technologies, LLC and Wolverine Tube (Canada) Inc. (collectively, the “Originators”) continuously sell certain receivables without recourse to DEJ 98 Finance, LLC (“DEJ”), a 100% owned, bankruptcy-remote special purpose entity. Wolverine Finance, LLC (“Wolverine Finance”), a 100% owned subsidiary of our Company, has been engaged by DEJ to service the sold receivables. The books and records of DEJ are included in the consolidated financial statements of our Company for financial reporting purposes.

The Originators sell, or transfer as a contribution of capital, certain receivables, at a discount and without recourse, to DEJ, whose sole business purpose is the acquisition and financing of the receivables. DEJ can then further sell undivided interests in a specified portion of these receivables, as necessary, to the CIT Group Business Credit Inc. (“CIT/BC”) and to Variable Funding Capital Company LLC (“VFCC”), or, to the extent that VFCC elects not to purchase, to Wachovia Bank, National Association (“Wachovia”) or certain other liquidity banks (collectively, the “Purchasers”) in order to provide the funds required to purchase receivables from the Originators. Proceeds from the collection of the receivables are used by DEJ to purchase additional receivables from the Originators, repay the Purchasers in the event that sufficient additional receivables are not available to maintain their investment, and pay fees and expenses. Our Company has guaranteed the performance by Wolverine Finance and the other Originators of their obligations under the receivables sale facility. Our Company structured the sale of receivables by the Originators to DEJ and the sale of receivable interests by DEJ as “true sales” under applicable laws. Any interests in the sold receivables which are retained by DEJ, the special purpose, bankruptcy-remote entity, will not be available to our Company or its creditors. The Purchasers have no recourse to our Company’s or the Originators’ assets for losses resulting from the financial inability of customers to pay amounts owed on the receivables when they become due. DEJ is a separate corporate entity with its own creditors who, in the event of DEJ’s liquidation, will be entitled to a claim on DEJ’s assets prior to any distribution to our Company.

Available Amounts. The amount of cash available to us under the receivables sale facility is based upon the amount of eligible receivables and certain reserves required by the facility. Accordingly, availability may fluctuate over time, perhaps materially, given changes in eligible receivables balances and calculation of reserves, but in no case will it exceed the facility’s purchase limit ($90.0 million at December 31, 2007). As of December 31, 2007, CIT/BC funds a maximum of $45.0 million of this purchase limit, with the remainder funded by Wachovia.

Based upon the servicing report prepared by Wolverine Finance as of December 31, 2007, the value of receivables eligible to be purchased under the receivables sale facility totaled approximately $49.7 million, against which there were no outstanding advances.

Costs. Our costs associated with the receivables sale facility depend on which Purchaser funds purchases. Currently, purchases are funded by Wachovia (as liquidity provider) and by CIT/BC. To the extent that purchases are funded directly by Wachovia (as liquidity provider), our costs, payable monthly, accrue on outstanding balances at the LIBO rate plus 2.00% per annum or at our Company’s option at the base rate plus 50 basis points if our Company’s fixed charge coverage ratio is less than 1:1. Our monthly costs on purchases funded by CIT/BC are based on the LIBO rate plus 2.00% per annum. Commitment fees on the unused portion of the facility are payable monthly at a per annum rate of between 0.35% to 0.50% for Wachovia, depending on our fixed charge coverage ratio, and 0.50% for CIT/BC. DEJ also pays certain fees and expenses of the Purchasers, including an annual administration fee and audit and legal fees of the Purchasers. We also paid structuring fees to Wachovia and CIT/BC at closing.

Representations, Warranties, Covenants and Indemnities. The receivables sale facility contains representations, warranties, covenants and indemnities customary for facilities of this type.

Termination. At December 31, 2007, the receivables sale facility was scheduled to expire on April 28, 2008, (the termination date has been extended to February 19, 2009 as noted above). CIT/BC, Wachovia and the other liquidity banks have committed to purchase receivables interests, on the terms and subject to the conditions in the receivables sale facility, until this expiration date. We can terminate the receivables sale facility upon 10 days notice without a termination fee.

Wachovia, as agent for the Purchasers, can terminate purchases of receivables interests prior to the scheduled expiration date upon the occurrence of certain events, including, among others, non-performance by us of payments or other agreements under the receivables sale facility; inaccuracy of the representations and warranties made in the facility documents; defaults with respect to other obligations of DEJ; defaults with respect to indebtedness in excess of $2.5 million of our Company or our subsidiaries other than DEJ; bankruptcy or insolvency events regarding us or any of our subsidiaries; certain statistics concerning collections of the receivables not meeting specified criteria; certain change of control events; the rendering of judgments in excess of specified amounts against DEJ, us or our subsidiaries; the termination of any of the transaction documents, the cessation of any transfers of receivables under the receivables sale agreements or the ineffectiveness of our performance guarantee; the agent’s interest in the receivables ceasing to be valid; the outstanding amount received by us exceeding the purchase limit or the aggregate adjusted amount of outstanding receivables; certain events that materially adversely affect the credit quality of receivables or our Company and our subsidiaries taken as a whole; certain ERISA events; defaults in certain financial requirements, which are the same as the financial covenants required under the secured revolving credit facility; and termination of the secured revolving credit facility.

In accordance with the provisions of SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, we include in accounts receivable in our consolidated balance sheets the portion of receivables sold to DEJ which have not been resold by DEJ to the Purchasers. At December 31, 2007, there was no outstanding amount of investment by the Purchasers under the agreements. As such, the accounts receivable in the consolidated balance sheets was not impacted at December 31, 2007.

Our Company is in compliance with all covenants as of December 31, 2007.

13. Interest Expense

The following table summarizes interest expense, net:

	Year Ended December 31,
(in thousands)	2007	2006	2005
Interest expense – bonds and other	$21,485	$21,240	$20,862
Interest expense – revolver	54	89	165
Effect of interest rate swap	—	637	388
Interest income	(447)	(691)	(1,058)
Capitalized interest	(68)	(104)	(264)

Interest expense, net	$21,024	$21,171	$20,093

14. Retirement and Pension Plans

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

In January 2006, we announced the modernization of our retirement program for the majority of our active U.S. employees. As part of the retirement benefit modernization program, we froze both our U.S. qualified defined benefit plan and Supplemental Benefit Restoration Plan, effective February 28, 2006. Additionally, we terminated the 2002 Supplemental Executive Retirement Plan in December 2005. On March 1, 2006, we made enhancements to our 401(k) plan for the employees impacted by the freeze of the defined benefit plan. These enhancements include an automatic three percent contribution to each affected employee’s 401(k) account, a match (the percentage of which is determined annually for the next year) of employees’ discretionary contributions, the addition of a success sharing component to the 401(k) plan, and the provision of transition contributions for five years, based upon an employee’s age and years of service.

We recorded expense with respect to the 401(k) plans for the three years ended December 31, 2007, 2006 and 2005 as shown in the table below:

(In thousands)	2007	2006	2005
401(k) employer match	$496	$589	$678
3% defined contribution	2,004	1,617	—
Success share	1,050	1,637	—
Transition credit	883	936	—

Total	$4,433	$4,779	$678

The 401(k) employer match and the 3% defined contribution programs were funded during 2007.

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

The weighted average asset allocations for our U.S. Retirement Plan at December 31 are as follows:

	2007	2006
Equity securities	59%	59%
Debt securities	39	39
Cash and equivalents	2	2

Total	100%	100%

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

The U.S. Retirement Plan uses a December 31 measurement date.

The amounts recognized in the Consolidated Balance Sheets before taxes are as follows at December 31:

(In thousands)	2007	2006
Accrued benefit liability — noncurrent	$(16,602)	$(27,411)

As of December 31, 2007, included in accumulated other comprehensive loss was a net actuarial loss of $14.9 million.

Certain assumptions utilized in determining the benefit obligations for the U.S. Retirement Plan for the years ended December 31 are as follows:

	2007	2006
Discount rate *	6.55%	5.92%
Rate of increase in compensation	N/A	3.00%

*	In 2006, we began using the Hewitt Yield Curve, believing it to be the most accurate method to determine bond yield rates.

A summary of the components of net periodic pension cost for the U.S. Retirement Plan for the years ended December 31 is as follows:

(In thousands)	2007	2006	2005
Service cost	$—	$795	$4,960
Interest cost	9,481	9,162	9,928
Expected return on plan assets	(10,750)	(10,593)	(11,541)
Amortization of prior service cost	—	—	120
Amortization of net actuarial loss	1,046	942	1,763
Effect of curtailment	—	—	645

Net periodic pension cost (income)	$(223)	$306	$5,875

The amortization of our net actuarial loss under the Qualified Pension Plan in 2007 of $1.0 million is the amortization of total unrecognized losses as of January 1, 2007 that exceeds 10% of our projected benefit obligation. The table below illustrates the changes in plan assets and projected benefit obligation recognized in Other Comprehensive Income, before taxes.

(In thousands)	2007
Net pension actuarial (gain)	$(8,158)
Amortization of net pension actuarial (loss)	(1,046)
Pension curtailment gain	(547)

Total recognized in other comprehensive income	$(9,751)

We estimate there will be no net actuarial loss that will need to be amortized from accumulated other comprehensive loss during 2008.

Certain assumptions utilized in determining the net periodic benefit cost for the years ended December 31 are as follows:

	2007	2006	2005
Discount rate	5.92%	5.75%	6.00%
Rate of increase in compensation	N/A	3.00%	3.50%
Expected long-term rate of return on plan assets	8.25%	8.25%	9.00%

The expected long-term rate of return on plan assets is selected by taking into account the expected weighted averages of the investments of the assets, the fact that the plan assets are actively managed to mitigate downside risks, the historical performance of the market in general and the historical performance of the U.S. Retirement Plan assets over the past ten years. For the ten year period ended December 31, 2007 and 2006, the U.S. Retirement Plan assets have provided a weighted average rate of return of 8.5% and 9.8%, respectively.

The accumulated benefit obligations at December 31, 2007 and 2006 were $153.1 million and $161.7 million, respectively. The following table sets forth a reconciliation of the projected benefit obligation for the years ended December 31:

(In thousands)	2007	2006
Benefit obligation at the beginning of the year	$161,673	$164,662
Service costs	—	795
Interest costs	9,481	9,162
Actuarial (gain)	(8,955)	(4,926)
Benefits paid	(8,549)	(8,020)
Curtailment	(547)	—

Benefit obligation at the end of the year	$153,103	$161,673

The actuarial gain for the year ended December 31, 2007 results from a $2.6 million loss due to personnel experience and an $11.5 million gain due to the change in the discount rate from 5.92% to 6.55%. The actuarial gain for the year ended December 31, 2006 resulted from a $1.5 million gain due to personnel experience and a $3.4 million gain due to the change in the discount rate from 5.75% to 5.92%.

The following table sets forth a reconciliation of the plan assets for the years ended December 31:

(In thousands)	2007	2006
Fair value of plan assets at the beginning of the year	$134,262	$131,257
Company contributions	835	1,829
Actual return on plan assets	9,953	9,196
Benefits paid	(8,549)	(8,020)

Fair value of plan assets at the end of the year	$136,501	$134,262

In 2008, with regard to the U.S. Retirement Plan, we anticipate making mandatory contributions totaling $13.6 million as required by funding regulations or laws.

The following table sets forth the funded status of the plan and the amounts recognized in our Consolidated Balance Sheets at December 31:

(In thousands)	2007	2006
Funded Status	$(16,602)	$(27,411)
Unrecognized amount in other accumulated comprehensive income	14,882	24,633

Recognized amount	$(1,720)	$(2,778)

The expected future benefits payments for the plan are as follows:

(in thousands)
2008	$8,787
2009	9,139
2010	9,493
2011	9,818
2012	10,180
2013 - 2017	55,620

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

Our Company also had previously established, on January 1, 2002, the 2002 Supplemental Executive Retirement Plan (the Executive Plan) to provide retirement benefits to executives who were employed at the level of senior vice president or above and who were approved for participation by the Compensation Committee upon the recommendation of the Chief Executive Officer (CEO). The Executive Plan, in general, provided a monthly benefit to participants at the normal retirement age of 65 of 55% of average pay reduced by benefits under the U.S. Retirement Plan, the Restoration Plan and Social Security. The annual benefit payable to the CEO was increased by $6,000 for each year of service. Benefits became fully vested upon a change in control and were immediately payable in the event of a termination of employment following a change in control. Otherwise, benefits vested upon attaining age 55 and earning 12 years of service. The Executive Plan was terminated by our Company on December 9, 2005, effective December 16, 2005. At the time of the termination of the Executive Plan, there were four participants. No current participants were vested under the Executive Plan on the date of termination other than Dennis Horowitz, our former CEO who retired on December 9, 2005. With the exception of Mr. Horowitz (whose Executive Plan benefits were paid in 2006), no further benefits will be payable to any participant under the Executive Plan. Benefits due to Mr. Horowitz were paid in 2006: $4.4 million from funds previously held in a rabbi trust and $1.3 million from the general operating funds of our Company.

The U.S. nonqualified pension plans use a December 31 measurement date.

The amounts recognized in the Consolidated Balance Sheets before taxes are as follows at December 31:

(In thousands)	2007	2006
Accrued benefit liability — current	$(126)	$(80)
Accrued benefit liability — noncurrent	(1,014)	(1,093)

Total amount recognized	$(1,140)	$(1,173)

As of December 31, 2007, included in accumulated other comprehensive loss was a net actuarial loss of $0.1million.

Certain assumptions utilized in determining the benefit obligations for the nonqualified pension plans for the years ended December 31 are as follows:

	2007	2006
Discount rate*	6.34%	5.83%
Rate of increase in compensation	N/A	3.00%

*	In 2006, we began using the Hewitt Yield Curve, believing it to be the most accurate method to determine bond yield rates.

A summary of the components of net periodic pension cost for the nonqualified pension plans for the years ended December 31 is as follows:

(In thousands)	2007	2006	2005
Service cost	$—	$7	$216
Interest cost	68	66	472
Amortization of prior service cost	—	—	368
Amortization of net actuarial loss	6	2	49
Curtailment	—	—	2,784
Settlement	—	102	261

Net periodic pension cost	$74	$177	$4,150

The table below illustrates the changes in plan assets and projected benefit obligation recognized in Other Comprehensive Income, before taxes, under the U.S. Nonqualified Pension Plan.

(In thousands)	2007
Net actuarial (gain)	$(21)
Amortization of net actuarial (loss)	(5)

Total recognized in other comprehensive income	$(26)

We estimate there will be no net actuarial loss that will need to be amortized from accumulated other comprehensive loss during 2008.

Certain assumptions utilized in determining the net periodic benefit cost for the years ended December 31 are as follows:

	2007	2006	2005
Discount rate	5.83%	5.75%	6.00%
Rate of increase in compensation	N/A	3.00%	3.50%

The unfunded accumulated benefit obligation for the nonqualified pension plan was $1.1 million at December 31, 2007. The following table sets forth a reconciliation of the projected benefit obligation for the years ended December 31:

(In thousands)	2007	2006
Benefit obligation at the beginning of the year	$1,173	$6,923
Service costs	—	7
Interest costs	68	66
Actuarial gain	(21)	(8)
Settlement	—	(5,735)
Benefits paid	(80)	(80)

Benefit obligation at the end of the year	$1,140	$1,173

The following table sets forth a reconciliation of the plan assets for the years ended December 31:

(In thousands)	2007	2006
Fair value of plan assets at the beginning of the year	$—	$—
Company contributions	80	5,815
Benefits paid	(80)	(80)
Settlement	—	(5,735)

Fair value of plan assets at the end of the year	$—	$—

In 2008, we anticipate making payments to participants of $0.1 million, which represents the equivalent of the normal amount of benefits.

The following table sets forth the funded status of the plan and the amounts recognized in our Consolidated Balance Sheets at December 31:

(In thousands)	2007	2006
Funded status	$(1,140)	$(1,173)
Unrecognized amount in other accumulated comprehensive income	106	133

Recognized amount	$(1,034)	$(1,040)

The expected future benefits payments for the plan are as follows:

(in thousands)
2008	$125
2009	80
2010	80
2011	82
2012	81
2013 - 2017	445

Canadian Plans

We sponsor a defined contribution profit-sharing retirement plan for our London, Ontario facility employees who are required to contribute 4% of regular wages, subject to a maximum contribution limit specified by Canadian income tax regulations. Company contributions were $0.7 million in 2007, $0.3 million in 2006 and $0.4 million in 2005.

We had two noncontributory defined benefit pension plans covering substantially all our employees at the Montreal, Quebec facility (“Canadian Plans”). The two plans were the Wolverine Tube (Canada) Inc. Pension Plan for Salaried Employees (the “Salaried Plan”) and the Wolverine Tube (Canada) Inc. Pension Plan for Operational Employees (the “Operational Plan”). We contributed the actuarially determined amounts annually into the plans. Benefits for the hourly employees were based on years of service and a negotiated rate. Benefits for salaried employees were based on years of service and the employee’s highest annual average compensation over five consecutive years.

On September 13, 2006, we announced the decision to close the Montreal, Quebec facility. On January 31, 2007, in connection with the closure, our two noncontributory defined benefit pension plans covering substantially all our employees at the Montreal, Quebec facility were terminated. In accordance with SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (“SFAS 88”), during 2006 we recorded $4.2 million in curtailment charges for the Canadian operational and salaried pension plans. On February 23, 2007, we purchased annuities for the retirees in the two plans from plan assets. These plans were settled in the third quarter of 2007 when all remaining participants’ benefits were distributed. In accordance with SFAS 158 we reflected in third quarter earnings, the accumulated other comprehensive loss at the time of settlement of $1.3 million representing unamortized actuarial losses. We also recognized a settlement gain of $1.5 million which was partially offset by a curtailment loss of $0.8 million in the third quarter.

The discount rates utilized in determining the benefit obligations for the Canadian Salaried and Operational Plans for the year ended December 31, 2006 was 4.15% for the Salaried Plan and 4.28% for the Operational Plan. The expected rate of increase in compensation used in accounting for the Salaried Plan was 0.0% for the years ended December 31, 2006, as the plan was frozen as noted above. The rate of increase in compensation is not applicable in accounting for the Operational Plan for the same period.

The December 31, 2006 discount rates reflect the wind-up of the plans in 2007, and are a weighted average of the assumed annuity purchase rate for retirees of 4.0% and the following prescribed rates for determining the present value of benefits for the non-retired members for the Salaried and Operational plans in 2007:

	Salaried Plan	Operational Plan
Years 1 – 10	4.50%	4.50%
Years thereafter	4.75%	4.75%

Salaried Plan

The weighted average asset allocation for our Salaried Plan at December 31 is as follows:

	2007	2006
Debt securities	—	50%
Cash and equivalents	100%	50%

Total	100%	100%

The amounts recognized in the Consolidated Balance Sheets before taxes are as follows at December 31:

(In thousands)	2007	2006
Accrued benefit liability – current	$—	$(1,176)

As of December 31, 2007, having settled the Salaried Plan, there were no amounts included in accumulated other comprehensive loss.

A summary of the components of net periodic pension cost for the Salaried Plan for the year ended December 31 is as follows:

(In thousands)	2007	2006
Service cost	$—	$301
Interest cost	313	598
Expected return on plan assets	(96)	(684)
Effect of settlement	1,940	—
Effect of curtailment	—	1,256
Amortization of net actuarial loss	—	132

Net periodic pension cost	$2,157	$1,603

Certain assumptions utilized in determining the net periodic benefit cost for the Salaried Plan for the years ended December 31 are as follows:

	2006	2005
Discount rate	5.5%	6.0%
Expected long-term rate of return on plan assets	7.0%	7.0%

There was no accumulated benefit obligation at December 31, 2007 for the Salaried Plan. In April 2007, annuities were purchased for all retirees. Other vested recipients were paid on a lump sum basis on the settlement date. At the end of 2007, all obligations under this plan were satisfied. The following table sets forth a reconciliation of the projected benefit obligation for the Salaried Plan for the year ended December 31:

(In thousands)	2007	2006
Benefit obligation at the beginning of the year	$11,871	$10,809
Service costs	—	301
Interest costs	314	598
Benefits paid	(12,953)	(1,069)
Effect of curtailment	—	1,256
Effect of settlement	(292)	—
Foreign currency exchange rate changes	1,060	(24)

Benefit obligation at the end of the year	$—	$11,871

The following table sets forth a reconciliation of the plans assets for the Salaried Plan for the year ended December 31:

(In thousands)	2007	2006
Fair value of plan assets at the beginning of the year	$10,695	$9,573
Actual return on plan assets	96	1,281
Company contribution	1,207	936
Benefits paid	(12,953)	(1,069)
Foreign currency exchange rate changes	955	(26)

Fair value of plan assets at the end of the year	$—	$10,695

The following table sets forth the funded status of the Salaried Plan and the amounts recognized in our Consolidated Balance Sheets at December 31:

(In thousands)	2007	2006
Funded Status	$—	$(1,176)

Operational Plan

The weighted average asset allocation for our Operational Plan December 31 is as follows:

	2007	2006
Debt securities	—	50%
Cash and equivalents	100%	50%

Total	100%	100%

The amounts recognized in the Consolidated Balance Sheets before taxes are as follows at December 31:

(In thousands)	2007	2006
Accrued benefit liability – current	$—	$(1,599)

As of December 31, 2007, having settled the plan, there were no amounts included in accumulated other comprehensive loss.

A summary of the components of net periodic pension cost for the Operational Plan for the years ended December 31 is as follows:

(In thousands)	2007	2006	2005
Service cost	$—	$606	$415
Interest cost	547	1,027	987
Expected return on plan assets	(325)	(1,158)	(974)
Effect of curtailment	—	2,987	—
Effect of settlement	(1,178)	—	—
Amortization of prior service cost	—	146	115

Net periodic pension cost (benefit)	$(956)	$3,608	$543

Certain assumptions utilized in determining the net periodic benefit cost for the years ended December 31 are as follows:

	2007	2006	2005
Discount rate	4.28%	5.50%	6.00%
Expected long-term rate of return on plan assets	3.28%	7.00%	7.00%

There was no accumulated benefit obligation at December 31, 2007 for the Operational Plan. In April 2007, annuities were purchased for all retirees. Other vested recipients were paid on a lump sum basis on the settlement date. At the end of 2007, all obligations under this plan were satisfied. The following table sets forth a reconciliation of the benefit obligation for the Operational Plan for the year ended December 31:

(In thousands)	2007	2006
Benefit obligation at the beginning of the year	$20,099	$18,183
Service costs	—	606
Interest costs	547	1,027
Benefits paid	(21,640)	(1,255)
Effect of settlement	(803)	—
Effect of curtailment	—	1,582
Foreign currency exchange rate changes	1,797	(44)

Benefit obligation at the end of the year	$—	$20,099

The following table sets forth a reconciliation of the plans assets for the Operational Plan for the year ended December 31:

(in thousands)	2007	2006
Fair value of plan assets at the beginning of the year	$18,500	$15,859
Actual return on plan assets	325	2,227
Company contribution	1,161	1,735
Benefits paid	(21,640)	(1,255)
Foreign currency exchange rate changes	1,654	(66)

Fair value of plan assets at the end of the year	$—	$18,500

The following table sets forth the funded status of the plans and the amounts recognized for the Operational Plan in our Consolidated Balance Sheets at December 31:

(In thousands)	2007	2006
Funded status	$—	$(1,599)

15. Postretirement Benefit Obligation

We sponsor a health care plan and life insurance plan that provides postretirement medical benefits to substantially all our full-time U.S. and Canadian employees who have worked ten years after age 50 (52 for employees of our Altoona, Pennsylvania facility), and spouses of employees who die while employed after age 55 and have at least five years of service. This plan is contributory, with retiree contributions being adjusted annually. The plan was modified twice in 2005 to grant retiree coverage at active rates, without regard to the age requirement to one executive officer and to exclude employees who are not yet age 55 (age 57 for employees located in Altoona, Pennsylvania) or older as of February 28, 2006 from subsidized retiree medical coverage. We have plans that provide life insurance to substantially all our full-time U.S. and Canadian employees.

The amounts recognized in the Consolidated Balance Sheets before taxes are as follows at December 31:

(In thousands)	2007	2006
Accrued benefit liability – current	$(955)	$(1,047)
Accrued benefit liability – non current	(18,776)	(17,485)

Total amount recognized	$(19,731)	$(18,532)

As of December 31, 2007, included in accumulated other comprehensive loss was a net actuarial loss of $6.4 million.

Net periodic postretirement benefit cost for the years ended December 31 includes the following components:

(In thousands)	2007	2006	2005
Service cost	$322	$383	$753
Interest cost	995	1,018	1,167
Amortization of prior service cost	(49)	(49)	164
Amortization of net actuarial loss (gain)	(679)	(449)	64
Effect of curtailment	(207)	—	6

Net periodic postretirement benefit cost	$382	$903	$2,154

The change in benefit obligation for the years ended December 31 includes the following components:

(In thousands)	2007	2006
Benefit obligation at the beginning of the year	$18,532	$21,961
Service cost	322	383
Interest cost	995	1,018
Participants’ contributions	543	697
Actuarial (gain)	(959)	(2,186)
Benefits paid	(1,487)	(1,848)
Reduction in benefit obligation due to curtailment gain	(264)	(1,214)
Foreign currency exchange rate changes	2,049	(279)

Benefit obligation at the end of the year	$19,731	$18,532

The following table reconciles the beginning and ending balances of the fair value of plan assets for years 2007 and 2006.

(in thousands)	2007	2006
Fair value at beginning of year	$—	$—
Company contributions	338	878
Plan participant’s contributions	1,201	911
Benefits paid	(1,539)	(1,789)

Fair value at end of year	$—	$—

The following table sets forth the Funded Status of the plans at December 31:

(In thousands)	2007	2006
Funded Status	$19,731	$18,532
Unrecognized amount in other accumulated comprehensive income	(6,439)	(5,507)

Recognized amount	$13,292	$13,025

The following chart shows the estimated Future Benefit Payments for U.S. and Canadian plans for the next 5 years, and the aggregate for the five fiscal years thereafter.

Expected Future Benefit Payments

(in thousands)	Payments
2008	$1,391
2009	1,361
2010	1,421
2011	1,480
2012	1,478
2013 - 2017	6,865

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

The following chart sets forth the amounts recognized in accumulated other comprehensive income at December 31, 2007.

(In thousands)	2007
Prior service cost	$(25)
Net (gain) / loss	(6,414)

Total accumulated comprehensive income	$(6,439)

The following table sets forth the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost during fiscal year 2008.

(In thousands)	2008
Amortization of prior service costs	$(31)
Amortization of net (gain) / loss	(859)

Total expected fiscal year 2008 contribution	$(890)

The table below illustrates the changes in plan assets and projected benefit obligation recognized in other comprehensive income under the Medical and Life Insurance Plans.

(In thousands)	2007
Net actuarial (gain)	$(959)
Amortization of net actuarial gain	910
Amortization of prior service cost	49
(Gain) due to curtailment	(264)
Amortization of gain due to curtailment	207

Total recognized in other comprehensive income	$(57)

The weighted average discount rate used in determining the postretirement benefit obligation was 5.44% at December 31, 2007 and 5.31% at December 31, 2006. The weighted average discount rate used to determine net periodic benefit cost was 5.30% at December 31, 2007 and 5.30% at December 31, 2006.

Our best estimate of contributions expected to be paid to the U.S. and Canadian plans during the fiscal year of 2008 is $1.4 million.

For purposes of determining the U.S. cost and obligation for pre-Medicare postretirement medical benefits, an 8.5% annual rate of increase in the per capita cost of covered benefits (i.e., health care trend rate) was assumed for our U.S. Plan, grading down by 0.5% to an ultimate rate of 5.0% in 2015.

A 10.5% annual rate of increase in the health care trend rate was assumed for our Canadian Plan, and is expected to decrease 1% per year to an ultimate rate of 4.5%. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one percent change in the assumed health care cost trend rate would have had the following effects:

(In thousands)	1% Increase	1% Decrease
U.S. Plan:
Effect on total of service and interest cost components	$8	$(7)
Effect on postretirement benefit obligation	$140	$(127)
Canadian Plan:
Effect on total of service and interest cost components	$34	$(37)
Effect on postretirement benefit obligation	$459	$(500)

16. Environmental Matters

We are subject to extensive environmental regulations imposed by federal, state, provincial and local authorities in the U.S., Canada, China, Portugal and Mexico with respect to emissions to air, discharges to waterways, and the generation, handling, storage, transportation, treatment and disposal of waste materials. We have received various communications from regulatory authorities concerning certain environmental responsibilities.

We have accrued undiscounted estimated environmental remediation costs of $21.5 million at December 31, 2007, consisting of $8.6 million for the Decatur facility, $12.3 million for the Montreal facility and $0.6 million for the Ardmore facility. For the year ended December 31, 2006, we accrued undiscounted estimated environmental remediation costs of $11.8 million, consisting of $0.1 million for the Decatur facility, $0.7 million for the Ardmore facility and $11.0 million for the Montreal facility. Based on information currently available, we believe that the costs of these matters are not reasonably likely to have a material effect on our business, financial condition or results of operations. However, actual costs related to environmental matters could differ materially from the amounts we estimated and accrued at December 31, 2007 if these environmental matters are not resolved as anticipated.

Our Company accrued $8.6 million to cover environmental responsibilities related to closure of our Decatur facility. Our estimate was developed using outside professional experts familiar with the Decatur site and represents our best estimate of the probable cost to remediate issues triggered by the closure of the facility. Estimates for these items ranged from a low of $6.9 million to a high of $10.3 million. This includes complete closure of the industrial wastewater treatment system; disposal of industrial waste associated with the facility closure; delineation of any potential soil and groundwater contamination from previously reported events; and reports and analysis prepared for environmental agency approval. These costs were not previously accrued under FIN 47, Accounting for Conditional Asset Retirement Obligations, because the triggering event for these environmental liabilities was the closure of the facility.

As result of the closure of the Montreal facility, our Company became subject to certain requirements of the Quebec Environmental Quality Act, which include performing a comprehensive Site Characterization and Rehabilitation Plan. This requires that Phase I and Phase II Environmental Site Assessments (ESA) be performed to determine the amount and extent of any contamination. A Site Rehabilitation Plan and Schedule, based upon the results of the Phase I & II ESAs, also must be submitted to the government for review and approval. Once approved, our Company will perform any required site remediation. The Phase I and Phase II ESAs were completed in 2007. In 2006, we established an environmental accrual of $11.0 million for the Montreal facility which was adjusted to $12.3 million in 2007 as a result of the strengthened Canadian dollar. These costs were not previously accrued under FIN 47, Accounting for Conditional Asset Retirement Obligations, because the settlement estimate for any obligation was considered to be undeterminable prior to the decision to close the Montreal facility The established accrual does not include costs associated with areas that could be contaminated but were not assessed in the Phase I and Phase II ESAs.

Our Company has $0.6 million accrued to meet expected additional costs associated with soil and groundwater contamination remediation at our Ardmore facility. On December 28, 1995, the Company entered into a Consent Order and Agreement with the Tennessee Division of Superfund, relating to the Ardmore, Tennessee facility, under which the Company agreed to conduct an investigation. That investigation has revealed contamination, including elevated concentrations of volatile organic compounds, in the soil and groundwater in areas of the Ardmore facility. Under the terms of the Order, the Company submitted a Remedial Investigation and Feasibility Study (RI/FS) Work Plan, which Tennessee accepted on October 30, 1996, and has initiated this Work Plan. We began the Work Plan in September 2005 which continued through December 31, 2007. We will continue the Work Plan and assess our progress with the state of Tennessee until such time the necessary remediation is complete.

We believe our operations are in substantial compliance with all applicable environmental laws and regulations. We utilize an active environmental auditing and evaluation process to facilitate compliance. However, future regulations and/or changes in the text or interpretation of existing regulations may subject our operations to more stringent standards. While we cannot quantify the effect of such changes on our business, compliance with more stringent requirements could make it necessary, at costs which may be substantial, to retrofit existing facilities with additional pollution-control equipment and to undertake new measures in connection with the storage, transportation, treatment and disposal of by-products and wastes.

17. Litigation

Our facilities and operations are subject to extensive environmental laws and regulations, and we are currently involved in various proceedings relating to environmental matters (see Note 16, Environmental Matters, of the Notes to Consolidated Financial Statements). We are not involved in any other legal proceedings that we believe could have a material adverse effect upon our business, operating results or financial condition.

18. Income Taxes

The components of income (loss) from continuing operations before income taxes for the years ended December 31 are as follows:

(In thousands)	2007	2006	2005
U.S.	$(75,883)	$(37,700)	$(41,926)
Foreign	12,726	(39,895)	(4,431)

Total	$(63,157)	$(77,595)	$(46,357)

The provision for income taxes for the years ended December 31 consists of the following:

(In thousands)	2007	2006	2005
Current expense (benefit):
U.S. federal	$—	$—	$349
Foreign	1,457	215	2,633
State	30	30	30

Total current	1,487	245	3,012

Deferred expense (benefit):
U.S. federal and state	1,809	—	—
Foreign	5,220	9,140	(4,771)

Total deferred	7,029	9,140	(4,771)

Total income tax expense (benefit) – continuing operations	8,516	9,385	(1,759)
Income tax benefit – discontinued operations	—	—	—

Total income tax expense (benefit)	$8,516	$9,385	$(1,759)

Deferred income taxes included in our Consolidated Balance Sheets reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the carrying amount for income tax return purposes. Significant components of our deferred tax assets and liabilities are as follows at December 31:

(In thousands)	2007	2006
Deferred tax liabilities:
Property, plant and equipment	$(29,815)	$(30,735)
Intangibles	(4,559)	(4,428)
Inventory	(6,146)	—
Other	(11,242)	(4,971)

Total deferred tax liabilities	(51,762)	(40,134)

Deferred tax assets:
Environmental remediation reserves	7,126	3,879
Net operating loss carryforward	24,475	56,058
Restructuring reserves	31,236	15,646
Pension obligation	17,688	19,676
Other	11,708	5,533

Total deferred tax assets	92,233	100,792

Valuation allowance	(44,212)	(56,339)

Total deferred tax assets net of valuation allowance	48,021	44,453

Net deferred tax asset (liability)	$(3,741)	$4,319

Reconciliation of differences between the statutory U.S. federal income tax rate and our effective tax rate follows for the years ended December 31:

(In thousands)	2007	2006	2005
Income tax benefit at federal statutory rate	$(22,105)	$(27,159)	$(16,225)
Increase (decrease) in taxes resulting from:
State and local taxes	(2,529)	(1,185)	20
Effect of difference between U.S. and foreign rates	(2,749)	(929)	(754)
Embedded derivative	(5,514)	—	—
Other permanent differences	51	(145)	(420)
Foreign dividend repatriation	3,121	—	537
Increase in valuation allowance	39,559	38,528	14,731
Other	(1,318)	275	352

Income tax expense (benefit) – continuing operations	$8,516	$9,385	$(1,759)

During 2007 the Company experienced an ownership change which causes a limitation on the utilization of net operating losses incurred prior to the ownership change from being utilized in future years. As such, the gross deferred tax asset related to the NOL’s was reduced to reflect the amount that could be utilized. There was a corresponding decrease in the valuation allowance. There was no impact on results from operations due to this adjustment. As such, at December 31, 2007, we have U.S. federal, state and foreign net operating loss carryforwards available to be utilized of $40.8 million, $40.0 million and $29.3 million, respectively. These net operating loss carryforwards expire at various times beginning in 2008 through 2027.

During 2007, there was a net decrease in the valuation allowance for U.S. and foreign deferred tax assets from $56.3 million to $44.2 million. This change was attributable to the decrease in the valuation allowance due to the adjustment to the deferred tax asset mentioned above, as well as an increase for the current year loss. These changes resulted in a $39.6 million charge to operations. All net deferred tax assets have a valuation allowance against them. At December 31, 2007, we are in a net deferred tax liability position of $3.7 million primarily as a result of accruing withholding taxes on the planned repatriation of undistributed foreign earnings as discussed below in the amount of $2.9 million.

Prior to the passage of the American Jobs Creation Act of 2004 (the Act), the undistributed earnings of our foreign subsidiaries were considered to be indefinitely reinvested, and in accordance with Accounting Principles Board (“APB”) Opinion No. 23 (APB 23), Accounting for Income Taxes – Special Areas, no provision for U.S. federal or state income taxes had been provided on these undistributed earnings. The Act provided for a special 85% dividends received deduction on the repatriation of certain foreign earnings. As a result of the Act, we repatriated approximately $10.2 million in undistributed foreign earnings from our Chinese subsidiary during 2005. We took a tax charge for U.S. federal income taxes of approximately $0.5 million in the first quarter 2005 associated with the repatriation of these funds. At December 31, 2007, the undistributed earnings of our foreign subsidiaries amounted to approximately $47.7 million. During 2007 Management re-evaluated their position under APB Opinion No. 23 and determined that $20 million of the foreign earnings are not going to be indefinitely reinvested. Accordingly, $2.9 million of foreign withholding taxes have been accrued as of December 31, 2007 leaving foreign withholding taxes of approximately $1.8 million that would also be payable upon remittance of any previously unremitted earnings at December 31, 2007. The exact amount of the charge depends on the pending technical corrections to the legislation and expected interpretive guidance to be issued by the Internal Revenue Service.

Uncertain Tax Positions

Effective January 1, 2007, Wolverine Tube adopted FIN 48. FIN 48 dictates a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The adoption of FIN 48 in the first quarter of 2007 resulted in a reclassification of certain liabilities but had no impact on results from operations.

As part of the ongoing review of the company’s FIN 48 liabilities, management has determined that while its uncertain tax positions in the U.S. and Canada still exist, there no longer is a need for a separate liability for uncertain tax positions. The liability should be reflected as a reduction in the deferred tax assets related to the net operating loss carryforwards. Since there is a full valuation allowance against the deferred tax assets attributable to the net operating losses (“NOL”) in these tax jurisdictions, the Company cannot foresee an event which would give rise to either (1) paying any cash taxes due to an examination of a previously filed tax return or (2) any assets being impaired (such as the NOL). As such, we have reduced the UTP liability and corresponding deferred tax asset. The impact of this adjustment on prior periods was not material.

Penalties and tax-related interest expense are reported in other expense, net and interest and amortization expense, net, respectively, on the Condensed Consolidated Statements of Operations. As of December 31, no amounts have been recognized in the financial statements relative to FIN 48 as we have significant NOL carryforwards in the tax jurisdictions where we have uncertain tax positions and we would utilize these NOL’s in the event of an adjustment resulting from an audit by the respective taxing authority.

Wolverine and its subsidiaries file income tax returns in the United States as well as various foreign countries and state jurisdictions. The Internal Revenue Service has examined the tax years up through 2004 and all subsequent years are still open to examination.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

(in thousands)
Balance at Beginning of Year	$3,160
Additions Based on Tax Positions related to the Current Year	1,358
Additions for Tax Positions of Prior Years	0
Settlements	0

Balance at End of Year	$4,518

None of the Company’s liability for gross unrecognized tax benefits as of December 31, 2007 would affect the Company’s effective tax rate, if recognized. Management is also unaware of any items which would result in a significant increase (or decrease) in the unrecognized tax benefits disclosed above.

19. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss at December 31, are as follows:

(In thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Cash Flow Hedges	Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2004	$7,148	$229	$(12,636)	$(5,259)
Activity in 2005	165	2,253	(10,900)	(8,482)
Reclassification adjustment for realized cash flow hedge losses	—	(229)	—	(229)

Balance at December 31, 2005	$7,313	$2,253	$(23,536)	$(13,970)
Activity in 2006	4,736	(3,424)	3,861	5,173
Adjustment to initially apply SFAS 158, net of taxes	—	—	1,661	1,661
Reclassification adjustment for realized cash flow hedge losses	—	(2,253)	—	(2,253)

Balance at December 31, 2006	$12,049	$(3,424)	$(18,014)	$(9,389)
Activity in 2007	11,432	(518)	10,923	21,837
Reclassification adjustment for realized cash flow hedge losses	—	3,424	—	3,424

Balance at December 31, 2007	$23,481	$(518)	$(7,091)	$15,872

20. Common Stock

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

On March 29, 2007, the Board of Directors approved the 2007 Non-Qualified Stock Option Plan which provides for the grant of non-qualified stock options to certain employees and consultants.

21. Stock-Based Compensation Plans

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

On March 22, 2001, the Board adopted the 2001 Stock Option Plan for Outside Directors (the 2001 Directors’ Plan) providing for the issuance of options for the purchase of up to 250,000 shares of our common stock. The 2001 Directors’ Plan allows us to compensate and reward our directors. The terms of the 2001 Directors’ Plan provides for the issuance of stock options to outside directors at the fair market value on the date of grant. The initial options granted at the time the Director joins the Board vest at 33.3% per year, but must be held one year before exercising. All subsequent grants vest immediately. All options terminate on the tenth anniversary of the date of grant.

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

The 2003 Equity Incentive Plan (the 2003 Equity Plan) was adopted by the Board on March 25, 2003 and was approved by the stockholders on May 14, 2003, and was amended on July 24, 2003. The 2003 Equity Plan provides for the issuance of awards in the form of stock options, restricted shares, stock appreciation rights and other additional awards to key executives and employees. The maximum number of shares of common stock that may be issued under the plan is limited to 850,000 shares, provided that no more than 250,000 shares may be issued in the form of awards other than options or stock appreciation rights. The duration of the 2003 Equity Plan is ten years.

In the first quarter of 2007, the 2007 Non-Qualified Stock Option Plan (the “2007 Plan”) was adopted by the Board. It provides for the granting of non-qualified stock options to certain of our consultants and employees. The 2007 Plan is administered and interpreted by a committee appointed by the Board. The maximum aggregate number of shares reserved and available for grant under the 2007 Plan is the lesser of (a) 25,000,000 shares of our common stock or (b) 15% of the outstanding shares of our common stock calculated on a fully diluted basis. The grants vest 20% ratably at each anniversary date of the grant for five years. The grants under the 2007 Plan have a 10 year term. As part of the administration of the 2007 Plan, all of the outstanding restricted stock was immediately vested. There are no provisions in the 2007 Plan for restricted stock.

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

2007 Grants

Alpine stock option grant

During the first quarter of 2007, the Board granted an option to purchase 4,399,059 shares of our common stock (the “Alpine Option”), to Alpine, as consultants, pursuant to the 2007 Plan. The Alpine Option vests ratably at a rate of twenty percent on each anniversary of the original grant date.

The applicable exercise prices for vested option shares under the Alpine Option are as follows:

	Exercise Price	Shares	12/31/2007 Option Costs	Valuation
40% of vested option shares	$1.10	1,759,620	$0.62	$1,090,964
30% of vested option shares	$1.40	1,319,715	$0.59	$778,632
30% of vested option shares	$2.20	1,319,724	$0.51	$673,059

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

Imperial Capital Warrant

On April 19, 2007, we issued a warrant to Imperial Capital to purchase up to 200,000 shares of common stock vesting immediately with an exercise price of $1.40 and a five-year term. The warrant is classified on the balance sheet as a liability, because we have the option to settle in cash. At December 31, 2007, the fair value of the warrant was $0.1 million. The following assumptions were used in determining the fair value of the warrant as of December 31, 2007.

Warrant Valuation December 31, 2007
Expected stock price volatility	63.16%
Expected life (in years)	5.0
Risk free interest rate	4.23%
Expected dividend yield	0%

Employee Grants

During the first quarter of 2007, the Board granted options to purchase 2,850,000 shares of common stock under the 2007 Plan to certain officers.

The applicable exercise prices for vested option shares under these grants are as follows:

	Exercise Price	Shares
40% of vested option shares	$1.10	1,140,000
30% of vested option shares	$1.40	855,000
30% of vested option shares	$2.20	855,000

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

During the fourth quarter of 2007, the Board granted options to purchase 520,000 shares of common stock under the 2007 Plan to certain officers having a fair value at the time of the grant of $0.4 million. The option grants vest ratably at a rate of twenty percent on each anniversary of the original grant date. The option grants have a 10-year term.

The applicable exercise prices for vested option shares under these grants are as follows:

	Exercise Price	Shares
40% of vested option shares	$1.10	223,000
30% of vested option shares	$1.40	148,500
30% of vested option shares	$2.20	148,500

Our stock option plans are summarized as follows:

	2007 Non Qualified Plan	2003 Equity Incentive Plan	2001 Directors’ Plan	1993 Directors’ Plan	1993 Equity Incentive Plan	Option Price	Weighted- Average Exercise Price
Outstanding at December 31, 2004	—	241,245	133,882	161,184	1,289,632	$4.05 - $25.25	$9.70
Granted	—	326,399	45,000	—	—	$4.93 - $8.95	$8.13
Exercised	—	—	—	—	(88,125)	$4.05 - $8.60	$6.70
Forfeited	—	(62,445)	—	—	(135,656)	$4.05 - $25.25	$10.29

Outstanding at December 31, 2005	—	505,199	178,882	161,184	1,065,851	$4.05 - $25.25	$9.47
Granted	—	110,550	8,000	—	—	$2.76 - $3.90	$3.82
Exercised	—	—	—	(417)	—	$4.05 - $4.05	$4.05
Forfeited	—	(37,200)	(66,760)	(90,572)	(50,399)	$3.88 - $22.25	$9.05

Outstanding at December 31, 2006	—	578,549	120,122	70,195	1,015,452	$2.94 - $22.25	$9.15
Granted	9,078,059	—	2,000	—	—	$1.10 - $2.20	$1.55
Exercised	—	—	—	—	—	—	—
Forfeited	(325,000)	(119,406)	—	2,416	(117,392)	$4.05 - $20.00	$8.15

Outstanding at December 31, 2007	8,753,059	459,143	122,122	72,611	898,060	$1.10 - $22.25	$2.68

Exercisable at:
December 31, 2005	—	454,032	158,882	161,184	1,014,609	$4.05 - $25.25	$9.79
December 31, 2006	—	436,633	106,790	72,611	1,013,236	$2.94 - $22.25	$9.60
December 31, 2007	—	459,143	120,122	72,611	898,060	$2.76 - $22.25	$9.29

The determination of the fair value of the stock option awards granted during the year ended December 31, 2007, using the Black-Scholes model, incorporated the assumptions set forth in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on historical volatility. Expected life is based on historical experience and consideration of changes in option terms.

Range of Assumptions used	Year Ended December 31, 2007
Expected stock price volatility	62.2% - 81.22%
Expected life (in years)	4.7
Risk-free interest rate	3.45% - 4.92%
Expected dividend yield	0%

The Company recorded stock-based compensation expense for the years ending December 31, as follows:

(in thousands)	2007	2006	2005
Stock-based compensation expense:
Non-qualified stock options	$2,347	$273	$—
Restricted stock	282	276	548

Total stock-based compensation expense	$2,629	$549	$548

As of December 31, 2007, the Company had not yet recognized compensation expense on the following non-vested awards:

(in thousands)	Non-vested Compensation	Average Remaining Recognition Period (Months)
Non-qualified stock options	$5,816	52
Restricted stock awards	—	—

Total	$5,816	52

The following table summarizes stock options outstanding and changes during the year ended December 31, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Intrinsic Value of Unexercised in the Money Options
Options outstanding – January 1, 2007	1,784,318	$9.15	4.1	$—
Granted	9,080,059	1.55	9.2	—
Cancelled or expired	(559,382)	9.05	—	—

Options outstanding – December 31, 2007	10,304,995	$2.68	8.5	$—
Unvested	(8,753,059)	1.55	9.3	—

Options exercisable – December 31, 2007	1,551,936	$9.29	4.1	$—

The range of exercise prices of the exercisable options and outstanding options at December 31, 2007 are as follows:

Weighted Average Exercise Price	Number of Exercisable Options	Number of Outstanding Options	Weighted Average Remaining Life (Years)
$1.51 - $4.11	288,757	9,041,816	9.2
$4.12 - $8.23	90,760	90,760	2.5
$8.24 - $12.34	926,553	926,553	4.1
$12.35 - $16.45	225,616	225,616	1.9
$16.46 - $20.57	14,250	14,250	2.0
$20.58 - $24.68	6,000	6,000	1.1

Totals	1,551,936	10,304,995	8.5

Restricted stock award activity for the year ended December 31, 2006 is summarized below:

	Shares	Weighted Average Grant Date Fair Value per Award
Unvested restricted stock awards – January 1, 2006	96,917	$4.69
Granted	—	—
Vested	(90,951)	4.69
Cancelled or expired	(5,966)	4.69

Unvested restricted stock awards – December 31, 2006	—	$—

22. Commitments

We lease certain assets such as motorized vehicles, distribution and warehousing space, computers, office equipment and production testing equipment. Terms of the leases, including purchase options, renewals and maintenance costs, vary by lease. Minimum future rental commitments under our operating leases having non- cancelable lease terms in excess of one year totaled approximately $3.1 million as of December 31, 2007 and are payable as follows: $1.9 million in 2009, $0.9 million in 2010, $0.2 million in 2011, and $0.1 million in 2012. Rental expense for operating leases was $3.4 million in 2007, $4.4 million in 2006 and $3.9 million in 2005.

At December 31, 2007, we had commitments of $0.3 million for capital expenditures.

At December 31, 2007, we had commitments to purchase approximately 19.4 million pounds of copper in 2008 from suppliers to be priced at COMEX at either the date of shipment or average for the month plus an average premium of approximately $0.03 per pound. Based upon COMEX copper price at December 31, 2007 (including the aforementioned premium) of $3.06 per pound, this commitment totals approximately $59.4 million.

23. Industry Segments and Foreign Operations

Our reportable segments are based on our three product lines: commercial products, wholesale products and, prior to 2007, rod, bar and other products. Commercial products consist primarily of high value-added products sold directly to original equipment manufacturers and includes our European distribution business. Wholesale products are commodity-type plumbing tube products, which are primarily sold to plumbing wholesalers and distributors. Rod, bar and other products consisted of products sold to a variety of customers.

The accounting policies for each of the reportable segments are the same as those described in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements. We evaluate the performance of our operating segments based on sales and gross profit; however, we do not allocate asset amounts and items of income and expense below gross profit.

Summarized financial information concerning our reportable segments is shown in the following table:

(In thousands)	Commercial	Wholesale	Rod, Bar & Other	Consolidated
Year ended December 31, 2007:
Sales	$926,518	$302,133	$—	$1,228,651
Gross profit	37,327	26,241	—	63,568

Year ended December 31, 2006:
Sales (1)	$947,750	$310,993	$57,133	$1,315,876
Gross profit (1)	26,415	22,656	(2,798)	46,273

Year ended December 31, 2005:
Sales (1)	$574,128	$195,325	$39,577	$809,030
Gross profit/(loss) (1)	16,306	650	(1,883)	15,073

(1)	The Netherlands distribution business is included in the commercial segment in 2007, 2006, and 2005

The reclassified sales were $25.6 million for 2006 and $19.4 million for 2005.

The reclassified gross profit was $3.8 million for 2006 and $3.5 million for 2005.

Our manufacturing operations are primarily conducted in the U.S. and Canada. We also have manufacturing facilities in Shanghai, China, Esposende, Portugal and Monterrey, Mexico.

In 2007, the top three largest customers accounted for 13%, 11% and 10% of consolidated net sales. In both 2006 and 2005, no single customer accounted for 10% or more of consolidated net sales.

Sales to unaffiliated customers and long-lived assets are based on our Company’s location providing the products:

(In thousands)	U.S.	Canada	Other Foreign Operations	Consolidated
Year ended December 31, 2007:
Sales	$908,020	$208,425	$112,206	$1,228,651
Long-lived assets	85,062	11,714	20,788	117,564

Year ended December 31, 2006:
Sales	$923,406	$294,016	$98,454	$1,315,876
Long-lived assets	187,397	16,990	19,936	224,323

Year ended December 31, 2005:
Sales	$558,975	$190,897	$59,158	$809,030
Long-lived assets	215,487	47,738	17,111	280,336

Information concerning enterprise-wide revenues by product line is shown in the following table:

(In thousands)	2007	2006	2005
Commercial products:
Tube products	$722,335	$723,107	$404,753
Fabricated products	95,406	102,133	76,257
Other products	108,777	122,510	93,118

Sub-total	926,518	947,750	574,128

Wholesale products	302,133	310,993	195,325
Rod, bar and other	—	57,133	39,577

Total	$1,228,651	$1,315,876	$809,030

Included in “Other products” in commercial products above, are our Company’s metal joining and copper alloy product lines as individually each of those product lines represent less than 10% of our Company’s total sales for each year. Also, we reclassified The Netherlands distribution business to the commercial products segments beginning in 2007. The reclassified sales for 2006 and 2005 were $25.6 million and $19.4 million respectively.

24. Restructuring and Other Charges

On September 13, 2006, we announced the planned closure of our manufacturing facilities located in Jackson, Tennessee and Montreal, Quebec. In addition, we also announced moving our U.S. wholesale distribution facility into the Decatur, Alabama plant location. According to plan, the operations at the Montreal, Quebec and Jackson, Tennessee facilities were phased out by the end of the 2006. The consolidation of the U.S. wholesale distribution facility was also completed by the end of 2006. The two facilities that were closed employed approximately 400 persons at the time of the closure announcement.

We continue to serve most of our customers previously supplied by these closed facilities through alternate means. Customers of the Jackson plant are now serviced through our global value added strategic sourcing programs. Production of wholesale and industrial copper tube formerly manufactured in our Montreal facility was successfully transferred to our other facilities, including operations in London, Ontario.

On November 6, 2007, we announced the planned realignment and restructuring of the company’s North American operations to include the closure of two facilities, one in Alabama and the other in Mississippi and the commodity depot warehouse located at the Decatur, Alabama site. These actions are in line with our strategy of focusing resources on the development and sale of high performance tubular products, fabricated tube assemblies and metal joining products. Additionally, we announced the elimination of approximately 40% of our corporate, general and administrative positions.

We estimated impairment and restructuring charges of approximately $67.1 million in connection with the closure of the Decatur, Alabama and Booneville, Mississippi facilities and the reduction in our corporate staff. Approximately $50.8 million of the impairment and restructuring charge will be non-cash reduction of the carrying value of certain assets. The remaining $16.3 million will be for cash charges related to severance, other employee related costs, plant closure and environmental expenses, the majority of which is expected to be incurred in 2008 and the balance over the next 3 years. The two facilities and the depot that were closed employed approximately 440 full time and 50 temporary employees. The 40% reduction in corporate and general and administrative employees eliminated about 40 positions.

Restructuring expenses (credits) for the years ended December 31, 2007, 2006, and 2005 are as follows:

(In thousands)	2007	2006	2005
Roxboro, North Carolina closing	$—	$—	$(75)
Booneville, Mississippi downsizing	—	—	(420)
Employee severance	—	—	1,297
Sale of Company aircraft	—	—	614
Montreal, Quebec closing	2,503	40,745	—
Jackson, Tennessee closing	7,138	16,475	—
U.S. Wholesale distribution relocation	41	429	—
Decatur, Alabama closing	60,951	—	—
Commodity Depot closing	533	—	—
Booneville, Mississippi closing	3,736	—	—
Corporate and G&A reduction	195	—	—
Other	—	(47)	0

Total	$75,097	$57,602	$1,416

The following set forth the major types of costs associated with our active restructuring activities:

Montreal, Quebec Closing

(in thousands) Major Type Costs	Estimated Charges	Cumulative incurred through December 31, 2007	Incurred for the Year December 31, 2007
Impair and liquidate current assets	$9,322	$3,972	$54
Employee related costs	9,932	10,586	945
Environmental remediation	11,538	11,538	—
Post closing costs	4,629	2,095	1,280
Other costs / currency	438	261	224
Fixed asset impairment	14,796	14,796	—

Total	$50,655	$43,248	$2,503

Jackson, Tennessee Closing

(in thousands) Major Type Costs	Estimated Charges	Cumulative incurred through December 31, 2007	Incurred for the Year December 31, 2007
Impair and liquidate current assets	$762	$746	$—
Employee related costs	388	302	2
Environmental remediation	75	86	—
Post closing costs	339	872	856
Other costs	695	657	89
Fixed asset impairment	14,760	20,950	6,191

Total	$17,019	$23,613	$7,138

Wholesale Distribution Relocation

(in thousands) Major Type Costs	Estimated Charges	Cumulative incurred through December 31, 2007	Incurred for the Year December 31, 2007
Cost to move inventory	$40	$—	$(30)
Building lease termination	328	392	64
Other costs	5	7	7
Fixed asset impairment	71	71	—

Total	$444	$470	$41

Commodity Depot Closing

(in thousands) Major Type Costs	Estimated Charges	Cumulative incurred through December 31, 2007	Incurred for the Year December 31, 2007
Impair and liquidate current assets	$495	$495	$495
Employee related costs	38	38	38

Total	$533	$533	$533

Booneville, Mississippi Closing

(in thousands) Major Type Costs	Estimated Charges	Cumulative incurred through December 31, 2007	Incurred for the Year December 31, 2007
Impair and liquidate current assets	$915	$915	$915
Employee related costs	149	151	151
Post closing costs	1,230	12	12
Fixed asset impairment	2,658	2,658	2,658

Total	$4,952	$3,736	$3,736

Corporate SG&A Reduction

(in thousands) Major Type Costs	Estimated Charges	Cumulative incurred through December 31, 2007	Incurred for the Year December 31, 2007
Employee related costs	$336	$343	$343
Post retirement benefit gain	(213)	(208)	(208)
Other	400	60	60

Total	$523	$195	$195

Decatur, Alabama Closing

(in thousands) Major Type Costs	Estimated Charges	Cumulative incurred through December 31, 2007	Incurred for the Year December 31, 2007
Impair and liquidate current assets	$6,517	$6,517	$6,517
Employee related costs	2,980	3,136	3,136
Environmental remediation	8,601	8,601	8,601
Post closing costs	1,931	2,343	2,343
Other costs	966	220	220
Fixed asset impairment	40,134	40,134	40,134

Total	$61,129	$60,951	$60,951

At December 31, 2007 and 2006, we had $0.1 million and $2.3 million respectively of reserves accrued related to the Montreal and Jackson closure activities on the balance sheet. The change in reserves reflects the charges that were made to the various closing activities. The $0.1 million that remains is reserved for severance and final lease payments.

At December 31, 2007 and 2006, we had $13.0 million and zero respectively of reserves accrued related to the corporate SG&A reduction as well as the realignment and restructuring of the company’s North American operations to include the closure of two facilities, one in Decatur, Alabama, the other in Booneville, Mississippi. Of the $13.0 million reserved, $8.6 million is associated with environmental charges, the remaining $4.4 million is for employee related costs associated with reducing corporate staff and closing the aforementioned facilities.

25. Earnings (Loss) Per Share

For the year ended December 31, 2007, we accounted for earnings (loss) per share in accordance with EITF 03-6, which established standards regarding the computation of earnings (loss) per share by companies that have securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. EITF 03-6 requires earnings available to common stockholders for the period, after deduction of preferred stock dividends, be allocated between the common and preferred stockholders based on their respective rights to receive dividends. Basic earnings (loss) per share are then calculated by dividing the net income (loss) allocable to common stockholders by the weighted average number of shares outstanding. EITF 03-6 does not require the presentation of basic and diluted earnings (loss) per share for securities other than common stock. Therefore, the following earnings (loss) per share amounts only pertain to common stock.

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

For the twelve months ending December 31, 2007, the basic (loss) per share is calculated by dividing net loss available to common stockholders (which is income from continuing operations, plus the costs associated with the accretion of preferred stock and the preferred stock dividends) by the weighted average common shares outstanding during the year. For the twelve months ending December 31, 2007, the calculation for basic (loss) per share and diluted (loss) per share is the same (dividing net loss by the weighted average common shares outstanding) because the preferred stockholders do not share in the net losses.

The calculation of loss per share for the twelve months ending December 31, 2007 is presented below:

	(Two Class Method)
(In thousands, except per share data)	2007	2006	2005
Basic/Diluted EPS
(Loss) from continuing operations	$(71,673)	$(86,980)	$(44,598)
Income/(loss) from discontinued operations	(25,357)	7,756	5,982
Less: accretion of convertible preferred stock and beneficial conversion feature	4,618	—	—
Less: preferred stock dividends	13,284	—	—

Net loss available to common stockholders	$(114,932)	$(79,224)	$(38,616)
Amount allocable to common stockholders (1)	100%	N/A	N/A
Net loss allocable to common stockholders	$(114,932)	N/A	N/A
Basic weighted average number of common shares	19,038	15,071	15,022

Earnings (loss) per common share – Basic
Continuing operations	$(4.71)	$(5.77)	$(2.97)
Discontinued operations	$(1.33)	$0.51	$0.40

Net (loss) per share	$(6.04)	$(5.26)	$(2.57)

1)	In computing basic EPS using the Two-Class Method, we have not allocated the loss available to common stockholders for the twelve months ended December 31, 2007 between common and preferred stockholders since the preferred stockholders do not have a contractual obligation to share in the net losses.
2)	Stock options of 10.6 million shares for the twelve months ended December 31, 2007, and the assumed conversion of the Preferred Stock into 45.5 million shares of common stock were all antidilutive.

26. Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2007 and 2006:

(In thousands, except per share amounts)	April 1	July 1	September 30	December 31
2007 – Two Class Method
Net sales	$263,938	$359,272	$331,759	$273,682
Gross profit	13,901	25,214	16,343	8,110
Net income (loss) from continuing operations	(3,682)	11,229	(2,410)	(76,810)
Net income (loss) from discontinued operations	1,532	1,487	1,164	(29,540)
Less: Accretion of convertible preferred stock	852	1,255	1,255	1,256
Less: Preferred stock dividends	10,118	1,000	1,104	1,062
Net income (loss)	$(13,120)	$10,461	$(3,605)	$(108,668)
Amount allocable to common shareholders	100%	25%	100%	100%
Net income (loss) applicable to common shares	$(13,120)	$2,615	$(3,605)	$(108,668)

Income (loss) per common share – Basic:
Continuing operations	$(0.97)	$0.07	$(0.32)	$(2.58)
Discontinued operations	0.10	0.10	0.08	(0.96)
Net Income (loss) per common share – Basic	$(0.87)	$0.17	$(0.24)	$(3.54)

Income (loss) per common share – Diluted:
Continuing operations	$(0.97)	$0.07	$(0.32)	$(2.58)
Discontinued operations	0.10	0.10	0.08	(0.96)
Net Income (loss) per common share – Diluted	$(0.87)	$0.17	$(0.24)	$(3.54)

(In thousands, except per share amounts)	April 2	July 2	October 1	December 31
2006
Net sales	$276,785	$394,828	$372,630	$271,633
Gross profit	8,563	25,394	8,150	4,166
Net income (loss) from continuing operations	(4,319)	2,808	(51,020)	(34,449)
Net income from discontinued operations	2,202	3,601	1,500	453
Net income (loss) applicable to common shares	$(2,117)	$6,409	$(49,520)	$(33,996)

Income (loss) per common share – Basic:
Continuing operations	$(0.29)	$0.19	$(3.39)	$(2.28)
Discontinued operations	0.15	0.24	0.10	0.03
Net Income (loss) per common share – Basic	$(0.14)	$0.43	$(3.29)	$(2.25)

Income (loss) per common share – Diluted:
Continuing operations	$(0.29)	$0.18	$(3.39)	$(2.28)
Discontinued operations	0.15	0.24	0.10	0.03
Net Income (loss) per common share – Diluted	$(0.14)	$0.42	$(3.29)	$(2.25)

27. Condensed Consolidating Financial Information

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

Wolverine European Holdings BV; Wolverine Tube Europe BV; Wolverine Tube, BV; Wolverine Tubagem (Portugal), Lda; Wolverine Joining Technologies Canada, Inc.; Wolverine Europe; Wolverine Asia, Limited; WLVN de Latinoamerica, S. de R.L. de C.V.; and WLV Mexico, S. de R.L. de C.V. Each of the Subsidiary Guarantors is 100% owned by the Parent. The guarantees issued by each of the Subsidiary Guarantors are full, unconditional, joint and several. Accordingly, separate financial statements of the 100% owned Subsidiary Guarantors are not presented because the Subsidiary Guarantors are jointly, severally and unconditionally liable under the guarantees, and we believe separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors. Furthermore, there are no significant legal restrictions on the Parent’s ability to obtain funds from its subsidiaries by dividend or loan.

The Parent is comprised of Alabama, Oklahoma, Tennessee, and Mississippi manufacturing operations and certain corporate management, sales and marketing, information services and finance functions.

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Year Ended December 31, 2007

(In thousands)	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$876,229	$135,829	$338,527	$(121,934)	$1,228,651
Cost of goods sold	849,731	120,746	316,540	(121,934)	1,165,083

Gross profit	26,498	15,083	21,987	—	63,568
Selling, general and administrative expenses	26,027	2,774	3,660	—	32,461
Advisory fees and severance expenses	6,015	—	256	—	6,271
Restructuring and other charges	72,594	—	2,503	—	75,097

Operating income (loss)	(78,138)	12,309	15,568	—	(50,261)
Other expenses (income):
Interest expense	13,145	(2,994)	10,873	—	21,024
Amortization expense	1,588		903		2,491
Loss on sale of receivables	—	—	2,531	—	2,531
Embedded derivative mark to market	(15,755)	—	—	—	(15,755)
Other expense, net	2,381	761	(537)	—	2,605
Equity in earnings (loss) of subsidiaries	4,193	—	—	(4,193)	—

Income (loss) from continuing operations before income taxes	(75,304)	14,542	1,798	(4,193)	(63,157)
Income tax expense (benefit)	(3,631)	5,586	6,561	—	8,516

Income (loss) from continuing operations	(71,673)	8,956	(4,763)	(4,193)	(71,673)
(Loss) from discontinued operations	(25,357)	—	—	—	(25,357)

Net income (loss)	(97,030)	8,956	(4,763)	(4,193)	(97,030)

Less accretion of convertible preferred stock and beneficial conversion feature	4,618	—	—	—	4,618
Less preferred stock dividends	13,284	—	—	—	13,284

Net income (loss) applicable to common shares	$(114,932)	$8,956	$(4,763)	$(4,193)	$(114,932)

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Year Ended December 31, 2006

(In thousands)	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$865,339	$128,487	$442,446	$(120,396)	$1,315,876
Cost of goods sold	843,865	115,060	431,074	(120,396)	1,269,603

Gross profit	21,474	13,427	11,372	—	46,273
Selling, general and administrative expense	23,137	2,474	5,023	—	30,634
Advisory fees and expenses	7,434	—	—	—	7,434
Restructuring and other charges	16,822	—	40,787	—	57,609

Operating income (loss)	(25,919)	10,953	(34,438)	—	(49,404)
Other expenses (income):
Interest expense	21,475	(9)	(295)	—	21,171
Amortization expense, net	1,529	—	617		2,146
Loss on sale of receivables	—	—	4,397	—	4,397
Other expense, net	8,082	(10,098)	2,493	—	477
Equity in (loss) of subsidiaries	(39,126)	—	—	39,126	—

Income (loss) before income taxes	(96,131)	21,060	(41,650)	39,126	(77,595)
Income tax expense (benefit)	(9,151)	9,795	8,741	—	9,385

Net income (loss) from continuing operations	(86,980)	11,265	(50,391)	39,126	(86,980)
Net income (loss) from discontinued operations	7,756	—	—	—	7,756

Net income (loss) applicable to common shares	$(79,224)	$11,265	$(50,391)	$39,126	$(79,224)

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Year Ended December 31, 2005

(In thousands)	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$504,481	$99,415	$282,657	$(77,523)	$809,030
Cost of goods sold	500,930	90,874	279,676	(77,523)	793,957

Gross profit	3,551	8,541	2,981	—	15,073
Selling, general and administrative expenses	29,050	2,665	4,814	—	36,529
Restructuring and other charges	1,179	20	164	—	1,363

Operating income (loss)	(26,678)	5,856	(1,997)	—	(22,819)
Other expenses (income):
Interest expense	20,634	(53)	(488)	—	20,093
Amortization expense, net	1,448	21	20		1,489
Loss on sale of receivables	—	—	640	—	640
Other expense, net	5,694	(5,428)	1,050	—	1,316
Equity in earnings of subsidiaries	4,336	—	—	(4,336)	—

Income (loss) before income taxes	(50,118)	11,316	(3,219)	(4,336)	(46,357)
Income tax expense (benefit)	(5,520)	5,851	(2,090)	—	(1,759)

Net income (loss) from continuing operations	(44,598)	5,465	(1,129)	(4,336)	(44,598)
Net income from discontinued operations	5,982	—	—	—	5,982

Net income (loss) from continuing operations	$(38,616)	$5,465	$(1,129)	$(4,336)	$(38,616)

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

December 31, 2007

(In thousands)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and equivalents	$37,981	$—	$25,322	$—	$63,303
Restricted cash	1,446	1	679	—	2,126
Accounts receivable, net	56,380	17,860	33,135	—	107,375
Inventories	41,304	42,511	26,953	—	110,768
Assets held for sale	10,622	25,447	6,932	—	43,001
Prepaid expenses and other	7,067	3,990	1,479	—	12,536

Total current assets	154,800	89,809	94,500	—	339,109
Property, plant and equipment, net	22,615	14,711	28,436	—	65,762
Goodwill	—	44,747	1,956	—	46,703
Deferred charges, net	3,774	5	505	—	4,284
Deferred income taxes, non-current	6,493	(6,493)	—	—	—
Notes receivable	—	—	815	—	815
Investments in subsidiaries	446,688	325	—	(447,013)	—

Total assets	$634,370	$143,104	$126,212	$(447,013)	$456,673

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$19,575	$19,042	$17,244	$—	$55,861
Accrued liabilities	(8,797)	29,618	6,176	—	26,997
Liabilities of discontinued operations	—	1,853	—	—	1,853
Short-term borrowings	89,898	—	1,041	—	90,939
Deferred income taxes	1,000	(525)	202	—	677
Intercompany balances	278,910	(229,884)	(49,026)	—	—

Total current liabilities	380,586	(179,896)	(24,363)	—	176,327
Deferred income taxes	2,375	—	689	—	3,064
Long-term debt	146,021	—	—	—	146,021
Pension liabilities	17,616	—	—	—	17,616
Postretirement benefit obligation	5,176	—	13,600	—	18,776
Accrued environmental remediation	9,185	—	12,273	—	21,458
Other miscellaneous liabilities	112	—	—	—	112

Total liabilities	561,071	(179,896)	2,199	—	383,374
Preferred stock	4,393	—	—	—	4,393
Stockholders’ equity	68,906	323,000	124,013	(447,013)	68,906

Total liabilities and stockholders’ equity	$634,370	$143,104	$126,212	$(447,013)	$456,673

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

December 31, 2006

(In thousands)	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and equivalents	$2,759	$—	$14,595	$—	$17,354
Restricted cash	3,961	—	1,668	—	5,629
Accounts receivable, net	8,426	338	53,765	—	62,529
Inventories	47,211	46,537	29,195	—	122,943
Assets held for sale	6,622	—	4,513	—	11,135
Prepaid expenses and other	9,472	1,381	564	—	11,417

Total current assets	78,451	48,256	104,300	—	231,007
Property, plant and equipment, net	81,119	24,346	27,794	—	133,259
Goodwill	—	75,504	1,739	—	77,243
Deferred charges, net	6,310	65	1,483	—	7,858
Deferred income taxes, non-current	7,385	(7,385)	5,199	—	5,199
Notes receivable	—	—	764	—	764
Investments in subsidiaries	456,087	325	—	(456,412)	—

Total assets	$629,352	$141,111	$141,279	$(456,412)	$455,330

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$19,922	$4,064	$16,521	$—	$40,507
Accrued liabilities	(3,455)	22,825	7,622	—	26,992
Short-term borrowings	(63)	87	1,614	—	1,638
Deferred income taxes	(1,686)	1,696	870	—	880
Intercompany balances	251,944	(227,000)	(24,944)	—	—

Total current liabilities	266,662	(198,328)	1,683	—	70,017
Long-term debt	237,719	33	610	—	238,362
Pension liabilities	28,504	—	—	—	28,504
Postretirement benefit obligation	6,478	—	11,007	—	17,485
Accrued environmental remediation	813	—	10,973	—	11,786

Total liabilities	540,176	(198,295)	24,273	—	366,154

Stockholders’ equity	89,176	339,406	117,006	(456,412)	89,176

Total liabilities and stockholders’ equity	$629,352	$141,111	$141,279	$(456,412)	$455,330

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Year Ended December 31, 2007

(In thousands)	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss) from continuing operations	$(71,673)	$8,956	$(4,763)	$(4,193)	$(71,673)
Net income (loss) from discontinued operations	(25,357)	—	—	—	(25,357)

Net income (loss)	$(97,030)	$8,956	$(4,763)	$(4,193)	$(97,030)
Depreciation and amortization	7,837	2,148	2,932	—	12,917
Deferred income taxes	5,953	(3,113)	5,157	—	7,997
Stock compensation	2,629	—	—	—	2,629
Loss on disposal of assets	(1)	40	7	—	46
Impairment of assets	48,983	—	—	—	48,983
Non-cash environmental and other restructuring charges	8,482	—	2,095	—	10,577
Change in fair value of embedded derivative	(15,755)	—	—	—	(15,755)
Equity in earnings of subsidiaries	(4,193)	—	—	4,193	—
Sale (purchase) of accounts receivable	—	—	(43,882)	—	(43,882)
Changes in operating assets and liabilities	(42,111)	(9,240)	72,032	—	20,681

Net cash provided by (used in) continuing operating activities	(59,849)	(1,209)	33,578	—	(27,480)
Net cash provided by (used in) discontinued operating activities	4,907	—	—	—	4,907

Net cash provided by (used in) operating activities	(54,942)	(1,209)	33,578	—	(22,573)

Investing Activities
Additions to property, plant and equipment	(1,238)	(947)	(2,936)	—	(5,121)
Disposals of assets	375	—	—	—	375
Change in restricted cash	2,514	—	989	—	3,503
Investment purchases	(1,618)	—	—	—	(1,618)

Net cash provided by (used in) continuing investing activities	33	(947)	(1,947)	—	(2,861)
Net cash provided by (used in) discontinued investing activities	105	—	—	—	105

Net cash provided by (used in) investing activities	138	(947)	(1,947)	—	(2,756)

Financing Activities
Issuance of preferred stock	45,179	—	—	—	45,179
Proceeds from common stock rights offering, net of costs	27,510	—	—	—	27,510
Issuance of common stock	282	—	—	—	282
Financing fees and expenses paid	(213)	—	103	—	(110)
Dividends	(2,958)	—	—	—	(2,958)
Payments under revolving credit facilities and other debt	(2,162)	(86)	(1,606)	—	(3,854)
Borrowings from revolving credit facilities and other debt	191	—	230	—	421
Other financing activities	77	—	—	—	77
Intercompany borrowings (payments)	26,431	2,242	(28,673)	—	—

Net cash provided by (used in) continuing financing activities	94,337	2,156	(29,946)	—	66,547
Net cash provided by (used in) discontinued financing activities	—	—	—	—	—

Net cash provided by (used in) financing activities	94,337	2,156	(29,946)	—	66,547

Effect of exchange rate on cash and equivalents	(4,311)	—	9,042	—	4,731

Net increase in cash from continuing operations	30,210	—	10,727	—	40,937

Net increase in cash from discontinued operations	5,012	—	—	—	5,012

Net increase in cash and equivalents	35,222	—	10,727		45,949
Cash and equivalents at beginning of period	2,759	—	14,595	—	17,354

Cash and equivalents at end of period	$37,981	$—	$25,322	$—	$63,303

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Year Ended December 31, 2006

(In thousands)	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss) from continuing operations	$(86,980)	$11,264	$(50,391)	$39,127	$(86,980)
Net income (loss) from discontinued operations	7,756	—	—	—	7,756

Net income (loss)	$(79,224)	$11,264	$(50,391)	$39,127	$(79,224)
Depreciation and amortization	9,005	3,042	4,193	—	16,240
Goodwill impairment	15,577	—	18,714	—	34,291
Deferred income taxes	(1,896)	1,906	9,129	—	9,139
Stock compensation	549	—	—	—	549
Noncash environmental and other restructuring charges	842	(8)	13,401	—	14,235
Loss on disposal of fixed assets	26	(4)	—	—	22
Sale (purchase) of accounts receivable	—	—	24,882	—	24,882
Equity in earnings of subsidiaries	39,127	—	—	(39,127)	—
Changes in operating assets and liabilities	8,815	(36,554)	8,707	—	(19,032)

Net cash provided by (used in) continuing operating activities	(14,935)	(20,354)	28,635	—	(6,654)
Net cash provided by (used in) discontinued operating activities	8,557	—	—	—	8,557

Net cash provided by (used in) operating activities	(6,378)	(20,354)	28,635	—	1,903

Investing Activities
Additions to property, plant and equipment	(2,756)	(306)	(2,744)	—	(5,806)
Disposals of assets	31	7	53	—	91
Change in restricted cash	100	—	493	—	593

Net cash provided by (used in) continuing investing activities	(2,625)	(299)	(2,198)	—	(5,122)
Net cash provided by (used in) discontinued investing activities	8	—	—	—	8

Net cash provided by (used in) investing activities	(2,617)	(299)	(2,198)	—	(5,114)

Financing Activities
Issuance of common stock	2	—	—	—	2
Financing fees and expenses paid	(1,910)	—	(1,303)	—	(3,213)
Payments under revolving credit facilities and other debt	(62)	(24)	(418)	—	(504)
Borrowings from revolving credit facilities and other debt	2,000	61	1,620	—	3,681
Other financing activities	(14)	—	—	—	(14)
Intercompany borrowings (payments)	12,355	20,616	(32,971)	—	—

Net cash provided by (used in) continuing financing activities	12,371	20,653	(33,072)	—	(48)
Net cash provided by (used in) discontinued financing activities	—	—	—	—	—

Net cash provided by (used in) financing activities	12,371	20,653	(33,072)	—	(48)

Effect of exchange rate on cash and equivalents	(377)	—	633	—	256

Net (decrease) in cash from continuing operations	(5,566)	—	(6,002)	—	(11,568)

Net increase in cash from discontinued operations	8,565	—	—	—	8,565

Net increase (decrease) in cash and equivalents	2,999	—	(6,002)	—	(3,003)
Cash and equivalents at beginning of period	(240)	—	20,597	—	20,357

Cash and equivalents at end of period	$2,759	$—	$14,595	$—	$17,354

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Year Ended December 31, 2005

(In thousands)	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss) from continuing operations	$(44,598)	$5,465	$(1,129)	$(4,336)	$(44,598)
Net income (loss) from discontinued operations	5,982	—	—	—	5,982

Net income (loss)	$(38,616)	$5,465	$(1,129)	$(4,336)	$(38,616)
Depreciation and amortization	9,661	3,035	3,618	—	16,314
Deferred income taxes	19	—	(4,593)	—	(4,574)
Stock compensation	548	—	—	—	548
Noncash environmental and other restructuring charges	349	133	179	—	661
Loss on disposal of fixed assets	1,886	—	141	—	2,027
Sale (purchase) of accounts receivable	—	—	19,000	—	19,000
Equity in earnings of subsidiaries	(4,336)	—	—	4,336	—
Changes in operating assets and liabilities	25,151	19,242	(36,332)	—	8,061

Net cash provided by (used in) continuing operating activities	(11,320)	27,875	(19,116)	—	(2,561)
Net cash provided by (used in) discontinued operating activities	(1,571)	—	—	—	(1,571)

Net cash provided by (used in) operating activities	(12,891)	27,875	(19,116)	—	(4,132)

Investing Activities
Additions to property, plant and equipment	(4,239)	(1,535)	(4,048)	—	(9,822)
Disposals of assets	5,412	—	—	—	5,412
Change in restricted cash	2,793	—	431	—	3,224
Other	4,367	171	(125)	—	4,413

Net cash provided by (used in) continuing investing activities	8,333	(1,364)	(3,742)	—	3,227
Net cash provided by (used in) discontinued investing activities	(187)	—	—	—	(187)

Net cash provided by (used in) investing activities	8,146	(1,364)	(3,742)	—	3,040

Financing Activities
Issuance of common stock	503	—	—	—	503
Financing fees and expenses paid	(438)	—	(663)	—	(1,101)
Payments under revolving credit facilities and other debt	(1,180)	(24)	(1,198)	—	(2,402)
Borrowings from revolving credit facilities and other debt	180	—	—	—	180
Other	10,224	—	(10,191)	—	33
Intercompany borrowings (payments)	(8,267)	(26,487)	34,754	—	—

Net cash provided by (used in) continuing financing activities	1,022	(26,511)	22,702	—	(2,787)
Net cash provided by (used in) discontinued financing activities	—	—	—	—	—

Net cash provided by (used in) financing activities	1,022	(26,511)	22,702	—	(2,787)

Effect of exchange rate on cash and equivalents	646	—	(481)	—	165

Net (decrease) in cash from continuing operations	(1,319)	—	(637)	—	(1,956)

Net (decrease) in cash from discontinued operations	(1,758)	—	—	—	(1,758)

Net (decrease) in cash and equivalents	(3,077)	—	(637)	—	(3,714)
Cash and equivalents at beginning of period	2,837	—	21,234	—	24,071

Cash and equivalents at end of period	$(240)	$—	$20,597	$—	$20,357

28. Preferred Stock and Embedded Derivatives

We completed a private placement of 50,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”) pursuant to a Preferred Stock Purchase Agreement among the Company, The Alpine Group, Inc. and a fund managed by Plainfield Asset Management LLC, for $50 million on February 16, 2007. In accordance with the provisions of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued With Stock Purchase Warrants, the net proceeds from the issuance of the Preferred Stock were allocated to a freestanding written option available to the holders to increase their number of shares of Preferred Stock based upon the results of a subsequent stockholder rights offering, with the residual value allocated to the Preferred Stock. For the year ended December 31, 2007, we recorded pre-tax non-cash income of $15.8 million to mark to fair value the embedded derivative associated with the Preferred Stock written option, which brought the embedded derivative value to zero. Therefore, there are no subsequent mark to fair value adjustments recorded for this derivative in future periods.

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

We did not have a sufficient number of authorized shares of common stock available to fully settle the conversion options embedded in the Preferred Stock upon issuance on February 16, 2007. Accordingly, as a result of not meeting the criteria of EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and therefore not being eligible for the 11A scope exception in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), the fair value of this option was determined and the related derivative liability bifurcated from the underlying Preferred Stock balance and included as a component of current liabilities at the time of the issuance. In addition, subsequent issuance of stock options by us (see Note 21, Stock-Based Compensation Plans) further reduced the available shares, necessitating a subsequent valuation of the conversion feature related to the additional shares of Preferred Stock not convertible of this additional embedded derivative as of March 29, 2007. Additionally, this transaction resulted in recording a deemed dividend of $9.6 million in the first quarter of 2007 for the difference in the proceeds allocated to the Preferred Stock and the fair value of the conversion option that required liability classification.

On May 24, 2007, at the Annual Meeting of Stockholders, the stockholders voted to increase the authorized shares of common stock to 180 million. As a result, after recording $5.6 million in pre-tax income from February 16, 2007 to the date of the Annual Meeting of Stockholders to mark to market the conversion option, this liability was reclassified to equity in accordance with EITF Issue No. 06-7 Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in SFAS 133.

In addition, the discount of the Preferred Stock resulting from the allocations discussed above was accreted during 2007 on a straight-line basis over the period from the date of issuance and will continue to be accreted to the earliest redemption date as a deemed dividend.

29. Subsequent Events

On January 31, 2008, Alpine purchased 4,494 additional shares of the Company’s Series A Convertible Preferred Stock for an aggregate of $4.49 million. The Series A Convertible Preferred Stock is convertible into shares of Wolverine common stock at a conversion price of $1.10 per share and votes with the common on an as-converted basis on all matters. Alpine has made this investment pursuant to an option granted at the time of the $50 million initial investment made in the Company by Alpine and Plainfield, on February 16, 2007. As a result of this investment, Alpine and its co-investors maintained a collective 55% ownership in Wolverine on a fully diluted, as converted basis.

On February 21, 2008, we amended our secured revolving credit facility. The terms of the amendment include:

•	an extension of the maturity date of the facility to April 28, 2009;

•	an adjustment to the borrowing base calculation to include certain work in process as eligible inventory;

•

a revision to the definition of “Consolidated EBITDA”, (as defined by the agreement) to increase the amount for certain charges related to the Company’s Decatur, Alabama facility permitted to be included therein for purposes of the Company’s compliance with the minimum consolidated EBITDA covenants contained in the Credit Agreement and in the documents governing the Company’s receivable sales facility.

•	the addition of a $2.5 million excess availability requirement; and

•	Wachovia’s consent to the Second Amended and Restated RPA as discussed below.

On February 21, 2008, we amended and restated our receivables sale facility. The modifications provided for by the Second Amended and Restated RPA are as follows:

•	The scheduled termination date of the receivables sale facility was extended from April 28, 2008 to February 19, 2009;

•	The facility’s purchase limit was decreased from $90 million to $75 million;

•	Certain stress and reserve factors and concentration limits used in the availability calculation were adjusted; and

•	VFCC is no longer a party to the receivables sale facility, and certain conforming changes were made in connection therewith.

On February 29, 2008, we completed the closing of the sale of our Small Tube Products business to Standish Capital. The Altoona, Pennsylvania based operation produced precision redraw and cut tubing for a variety of applications including the welding, controls, transportation and electrical industries. This business has been included in Wolverine’s commercial products segment. The transaction includes substantially all of the assets of this business plus assumption of certain liabilities. The purchase price is $25 million cash plus a working capital adjustment as at the closing date, estimated to be approximately $3 million. Net proceeds from the sale will increase the company’s cash balances. On February 28 and 29, 2008, we amended our secured revolving credit facility and receivables sale facility, respectively, to permit the sale of our STP business.

On February 29, 2008, we repurchased $11.9 million of our 7.375% Senior Notes at a 5% discount below the face value of the notes.

On March 20, 2008, Plainfield refinanced $38.3 million of the 7.375% Senior Notes held by it by extending the maturity date to March 28, 2009 with an increase in the interest rate to 10.5%. The new notes issued by Wolverine to refinance Plainfield’s 7.375% Senior Notes otherwise have substantially the same terms and conditions as the 7.375% Senior Notes.

On March 20, 2008 Alpine purchased 10,000 shares of Series B Convertible Preferred Stock for $10.0 million. The Series B Convertible Preferred Stock has substantially the same terms and conditions as the Series A Convertible Preferred Stock (except for an initial annual dividend rate of 8.5%). The 10,000 shares have a $1.10 conversion price and are convertible into 9.1 million shares of our common stock.

On March 20, 2008 we announced an agreement for The Wieland Group (“Wieland”), a leading manufacturer of semi-finished and special products in copper and copper alloys, to purchase a 30% equity interest in Wolverine Tube Shanghai Co., Ltd. (“WTS”). WTS, located within the Shanghai Waigaoqiao Free Trade Zone, had been a wholly-owned subsidiary of Wolverine. Under the agreement, Wieland is acquiring a 30% share of WTS for a payment of $9.5 million plus certain intangibles. Wieland may exercise an option between 2011 and 2012 to acquire an additional 20% share of WTS.

By an amendment dated March 14, 2008, we amended our secured revolving credit facility to permit the sale of our Series B Convertible Preferred Stock to Alpine, the refinancing of the 7.375% Senior Notes held by Plainfield, and the transactions in connection with the sale of 30% equity interest in WTS.

30. Related Party Transactions

On February 16, 2007, the Company closed the Preferred Stock Purchase Agreement with Alpine and Plainfield providing for the issuance and sale of 50,000 shares of Series A Convertible Preferred Stock of the Company, at a price of $1,000 per share, for a total purchase price of $50,000,000. The Company and Alpine entered into a management agreement at closing of the transaction for a two-year period pursuant to which Alpine will provide the Company with certain services in exchange for an annual fee of $1,250,000 and reimbursement of reasonable and customary expenses incurred by Alpine. For the year ended December 31, 2007, the Company paid Alpine management fees in the amount of $1,041,667 and reimbursed customary and reasonable expenses in the amount of $118,918.

As a result of the Preferred Stock Purchase Agreement, the Company and Mr. Johann R. Manning, Jr., former Chief Executive Officer of Wolverine Tube, Inc. entered into a consulting agreement on February 16, 2007 whereby Mr. Manning agreed to provide consulting and advisory services to the Company. Mr. Manning was paid $200,000 for fees under his consulting agreement during the year ended December 31, 2007 and was reimbursed expenses incurred in connection with his assigned duties in the amount of $ 10,581.

On April 30, 2007, the Company entered into a consulting agreement with Keith Weil, the Company’s former Senior Vice President, International and Strategic Development, which was effective as of February 19, 2007 whereby Mr. Weil agreed to provide consulting and advisory services to the Company. Under the terms of the consulting agreement, for the year ended December 31, 2007 we paid Mr. Weil $187,500 in consulting fees and reimbursed his expenses incurred in connection with his assigned duties in the amount of $1,135.

On November 17, 2005, the Company entered into a consulting agreement with DH Partners LLC (“DH Partners”), an entity wholly owned by Mr. Dennis Horowitz, former Chairman and Chief Executive Officer of the Company. Under the terms of the consulting agreement, we paid DH Partners $218,211 in consulting fees and reimbursed expenses incurred in connection with his assigned duties in the amount of $43,893 during 2007. This agreement ended in December 2007.

On February 29, 2008, the Company entered into a Consultant Agreement with Mr. James E. Deason, the former Senior Vice President, Chief Financial Officer and Secretary of Wolverine, effective as of January 1, 2008. Mr. Deason will provide consulting and advisory services to Wolverine for a 12-month period commencing January 1, 2008, unless extended by mutual agreement. Under the Consultant Agreement, Wolverine will pay Mr. Deason a monthly fee of $13,757 on the first day of each month for the term of the agreement, along with reimbursement for reasonable travel expenses, as well as provide Mr. Deason and his spouse with retiree medical insurance coverage under Wolverine’s group health plan at the active employee rate. There were no payments made to Mr. Deason in 2007 under this agreement.

On November 28, 2007, we entered into a sole source purchasing agreement with Exeon, Inc. (“Exeon”), a wholy owned subsidiary of Alpine, whereby we have agreed to purchase all of our scrap and cathode copper requirements for our Shawnee, Oklahoma and London, Ontario facilities. Under the agreement, we will purchase copper scrap and cathode at substantially the same prices we were paying prior to entering into the agreement, but with enhanced terms. However, we believe consolidating our purchases in this manner will be more efficient and provide more opportunities to purchase materials from secondary markets. This contract was effective as of January 1, 2008 and accordingly, no payments were made pursuant to this agreement in 2007.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Wolverine Tube, Inc.:

We have audited the accompanying consolidated balance sheets of Wolverine Tube, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule II. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wolverine Tube, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

As discussed in note 2 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based payments and, effective December 31, 2006, its method of accounting for defined pension and postretirement benefit plans.

/s/ KPMG LLP

Birmingham, Alabama

March 31, 2008

WOLVERINE TUBE, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Deductions		Balance End of Period
(In thousands)
YEAR ENDED DECEMBER 31, 2007:
Deducted from assets accounts:
Reserve for sales returns and allowances	$205	$173	$—	$8		$386
Allowances for doubtful accounts	460	91	—	62		613
Deferred tax valuation allowance	56,339	39,559	(51,686)	—		44,212

YEAR ENDED DECEMBER 31, 2006:
Deducted from assets accounts:
Reserve for sales returns and allowances	$892	$1	$—	$(688	)(1)	$205
Allowances for doubtful accounts	427	244	—	(211	)(2)	460
Deferred tax valuation allowance	20,048	36,291	—	—		56,339

YEAR ENDED DECEMBER 31, 2005:
Deducted from assets accounts:
Reserve for sales returns and allowances	$510	$404	$1	$(23	)(1)	$892
Allowances for doubtful accounts	449	245	1	(268	)(2)	427
Deferred tax valuation allowance	3,569	12,637	3,842	—		20,048

(1)	Reduction of reserve, net of translation adjustments, for actual sales returns and allowances.
(2)	Uncollectible accounts written off from both continuing and discontinued operations, net of translation adjustments and recoveries.

EXHIBIT INDEX

Exhibit Number	Description
10.51*	Summary of Named Executive Officer Compensation

10.65*	First Amendment to Non-Qualified Stock Option Agreement Pursuant to the Wolverine Tube, Inc. 2007 Non- Qualified Stock Option Plan , dated as of October 18, 2007

23.1	Consent of KPMG, LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement