Form 10-Q
period 2008-03-30
WOLVERINE TUBE INC
filed 2008-05-15
CIK 821407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date:

Class	Outstanding as of May 05, 2008
Common Stock, $0.01 Par Value	40,623,736 Shares

FORM 10-Q

QUARTERLY REPORT

PART I – Financial Information

PART I. Financial Information

Item 1.	Financial Statements

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended
(In thousands except per share amounts)	March 30, 2008	April 1, 2007
Net sales	$255,837	$263,938
Cost of goods sold	243,156	250,037

Gross profit	12,681	13,901
Selling, general and administrative expenses	7,560	7,317
Advisory fees and expenses	524	3,680
Restructuring and impairment charges	3,938	2,923

Operating income (loss)	659	(19)
Other (income) expense:
Interest expense, net	4,871	5,325
Amortization expense	697	607
Loss on sale of receivables	104	507
Embedded derivatives mark to fair value	—	(4,090)
Gain on sale of minority interest of subsidiary	(5,383)	—
Other (income) expense, net	(1,110)	418

Income (loss) from continuing operations before minority interest and income taxes	1,480	(2,786)
Minority interest in Chinese subsidiary	81	—
Income tax expense	1,101	896

Net income (loss) from continuing operations	298	(3,682)
Income from discontinued operations	3,519	1,532

Net income (loss)	3,817	(2,150)
Less: Accretion of convertible preferred stock and beneficial conversion feature	1,255	852
Preferred stock dividends	1,191	10,118

Net income (loss) applicable to common shares	$1,371	$(13,120)

Income (loss) per common share – Basic
Continuing operations	$(0.05)	$(0.97)
Discontinued operations	0.04	0.10

Net income (loss) per common share	$(0.01)	$(0.87)

Income (loss) per common share – Diluted
Continuing operations	$(0.05)	$(0.97)
Discontinued operations	0.04	0.10

Net income (loss) per common share	$(0.01)	$(0.87)

Shares used in computing income (loss) per share:
Basic	40,624	15,132
Diluted	40,812	15,132

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands except share and per share amounts)	March 30, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$75,436	$63,303
Restricted cash	7,591	2,126
Accounts receivable, net of allowances for doubtful accounts of $0.6 million in both 2008 and 2007	134,544	107,375
Inventories	123,551	110,768
Assets held for sale	16,996	43,001
Derivative asset	4,134	975
Prepaid expenses and other assets	12,313	11,561

Total current assets	374,565	339,109
Property, plant and equipment, net	66,104	65,762
Goodwill	46,849	46,703
Intangible assets and deferred charges, net	7,205	4,284
Notes receivable	770	815

Total assets	$495,493	$456,673

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$80,017	$55,861
Accrued liabilities	24,848	26,072
Derivative liability	6,920	925
Deferred income taxes	671	677
Short-term borrowings	125,499	90,939
Liabilities of discontinued operations	—	1,853

Total current liabilities	237,955	176,327
Long-term debt	99,229	146,021
Pension liabilities	16,804	17,616
Postretirement benefits obligation	17,966	18,776
Accrued environmental remediation	21,002	21,458
Deferred income taxes, non-current	3,115	3,064
Other liabilities	113	112

Total liabilities	396,184	383,374
Minority interest in Chinese subsidiary	6,298	—
Series A Convertible Preferred Stock, par value $1,000 per share; 90,000 shares authorized; 54,494 and 50,000 shares issued and outstanding as of March 30, 2008 and December 31, 2007, respectively	10,143	4,393
Series B Convertible Preferred Stock, par value $1,000 per share; 25,000 shares authorized; 10,000 and no shares issued and outstanding as of March 30, 2008 and December 31, 2007 respectively	9,700	—
Stockholders’ equity
Common stock, par value $0.01 per share; 180,000,000 shares authorized; 40,623,736 shares issued and outstanding as of both March 30, 2008 and December 31, 2007	406	406
Additional paid-in capital	146,275	146,815
Accumulated (deficit)	(91,561)	(94,187)
Accumulated other comprehensive income, net of tax	18,048	15,872

Total stockholders’ equity	73,168	68,906

Total liabilities, minority interest in Chinese subsidiary, convertible preferred stock and stockholders’ equity	$495,493	$456,673

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Wolverine Tube, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
(In thousands)	March 30, 2008	April 1, 2007
Operating Activities
Income (loss) from continuing operations	$298	$(3,682)
Income from discontinued operations	3,519	1,532

Net income (loss)	3,817	(2,150)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,841	2,775
Amortization	717	628
Deferred income taxes	(26)	(1,081)
Gain on early extinguishment of debt	(600)	—
Minority interest in Chinese subsidiary	81	—
Impairment of assets	353	—
Non-cash environmental and other restructuring charges	(410)	1,328
Other non-cash charges	465	(5,010)
Changes in operating assets and liabilities:
Accounts receivable, net	(32,514)	(17,177)
Purchase of accounts receivable	—	(26,382)
Inventories	(11,976)	(14,537)
Income taxes	118	(1,696)
Prepaid expenses and other	(693)	(10,862)
Accounts payable	23,852	28,978
Accrued liabilities, including pension, postretirement benefits and environmental	2,491	7,759

Net cash used in continuing operating activities	(16,003)	(38,959)
Net cash provided by discontinued operating activities	2	3,311

Net cash used in operating activities	(16,001)	(35,648)

Investing Activities
Additions to property, plant and equipment	(1,627)	(914)
Deposit on sale of assets	2,253	—
Investment purchases	—	(2,989)
Proceeds from sale of minority interest in subsidiary	9,500	—
Change in restricted cash	(5,465)	1,402

Net cash provided by (used in) continuing investing activities	4,661	(2,501)
Net cash provided by (used in) discontinued investing activities	22,524	(80)

Net cash provided by (used in) investing activities	27,185	(2,581)

Financing Activities
Financing fees and expenses (paid) received	(1,597)	43
Payments under revolving credit facilities and other debt	(300)	(3,245)
Borrowings from revolving credit facilities and other debt	2	191
Issuance of preferred stock	14,194	45,179
Purchase of senior notes	(11,484)	—
Payment of dividends	(1,063)	—

Net cash provided by (used in) continuing financing activities	(248)	42,168
Net cash provided by (used in) discontinued financing activities	—	—

Net cash provided by (used in) financing activities	(248)	42,168

Effect of exchange rate on cash and equivalents	1,197	643

Net cash provided by (used in) continuing operations	(10,393)	1,351
Net cash provided by discontinued operations	22,526	3,231

Net increase in cash and equivalents	12,133	4,582

Cash and equivalents at beginning of period	63,303	17,745

Cash and equivalents at end of period	$75,436	$22,327

Interest paid	$5,500	$6,282

Income taxes paid, net	$1,381	$106

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

We have prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

The accompanying unaudited condensed consolidated financial statements presented herewith reflect all adjustments (consisting of only normal and recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three month periods ended March 30, 2008 and April 1, 2007. The results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

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

Adoption of New Accounting Policies

As of March 30, 2008, the Company’s significant accounting policies, which are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, have not materially changed from December 31, 2007, except for the following:

Statement of Financial Accounting Standard 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure certain financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We feel that the carrying value of our assets and liabilities closely approximates fair value. Therefore, we have elected not to adopt the fair value option included in SFAS 159.

Statement of Financial Accounting Standard 157 (“SFAS 157”), Fair Value Measurements. In the first quarter of 2008, we adopted SFAS 157 which defines fair value, establishes a market-based hierarchy for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value, but does not require any new fair value measurements. SFAS 157 requirements for certain non-financial assets and liabilities have been deferred until the first quarter of 2009 in accordance with Financial Accounting Standards Board Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. The adoption of SFAS 157 did not have a material impact on our results of operations, financial position or cash flows but resulted in additional disclosures contained herein.

As required by SFAS 157, the Company has categorized its financial assets and liabilities measured at fair value into a three-level fair value hierarchy. The fair-value hierarchy established in SFAS 157 prioritizes the inputs used in valuation techniques into three levels as follows:

•	Level 1 – Observable inputs – quoted prices in active markets for identical assets and liabilities. For the Company, level 1 financial assets and liabilities consist of commodity derivative contracts;

•

Level 2 – Observable inputs other than the quoted prices in active markets for identical assets and liabilities – includes quoted prices for similar instruments, quoted prices for identical or similar instruments in inactive markets, and amounts derived from valuation models where all significant inputs are observable in active markets. Level 2 financial assets and liabilities for the Company consist of foreign currency exchange forward contracts; and

•

Level 3 – Unobservable inputs – includes amounts derived from valuation models where one or more significant inputs are unobservable and require us to develop relevant assumptions. The Company does not have any level 3 financial assets or liabilities.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 30, 2008:

($’s in millions)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (recorded in derivative assets)	$4.1	—	—	$4.1

Liabilities:
Derivatives (recorded in derivative liabilities)	$(6.9)	—	—	$(6.9)
Foreign currency exchange forward contracts	—	(0.1)	—	$(0.1)

(2)	Restricted Cash

Our liquidity is affected by restricted cash balances, which are included in current assets and are not available for general corporate use. Restricted cash as of March 30, 2008 and December 31, 2007 was $7.6 million and $2.1 million, respectively. At March 30, 2008 restricted cash includes $3.4 million in margin deposits related to our metal hedging programs, $3.0 million related to a cash collateral account created to fund increases in silver prices which exceeded the letters of credit required to secure our silver consignment facility, $0.5 million deposited in an interest bearing Brazilian bank account, and $0.7 million as collateral to secure our purchase credit card program. Restricted cash at December 31, 2007 included $1.0 million related to deposits for margin calls on our metal hedge programs, $0.4 million deposited in an interest bearing Brazilian bank account, and $0.7 million as collateral to secure our purchase credit card program.

(3)	Discontinued Operations

Late in the fourth quarter of 2007, we solicited offers to purchase substantially all of the assets and liabilities of our Small Tube Products (“STP”) business located in Altoona, Pennsylvania. On February 29, 2008, a definitive purchase agreement was executed and the sale of the STP business was finalized and closed. Accordingly, we have restated all years presented to present earnings and losses, net of taxes, associated with the STP business as a discontinued operation. As is required under the terms of the agreement, Wolverine has delivered the working capital adjustment and both parties are currently discussing a resolution and final settlement. Should both parties not reach an agreement on the settlement of the working capital adjustment, both parties will go before a working capital referee for a final settlement.

See the table below for the net income results for the three month period ended March 30, 2008 and April 1, 2007 of the discontinued operations:

	Three months ended
(In thousands)	March 30, 2008	April 1, 2007
Net sales	$17,142	$22,764
Income before income taxes	3,519	1,532
Income taxes	—	—

Net income	$3,519	$1,532
Net income per common share – Basic	$0.04	$0.10
Net income per common share – Diluted	$0.04	$0.10

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

(4)	Inventories

Inventories are as follows:

(In thousands)	March 30, 2008	December 31, 2007
Finished products	$53,820	$49,324
Work-in-process	35,268	28,841
Raw materials	19,950	17,659
Supplies	14,513	14,944

Totals	$123,551	$110,768

(5)	Minority Interest

On March 14, 2008 we announced an agreement with The Wieland Group (“Wieland”), a leading manufacturer of semi-finished and special products in copper and copper alloys, to sell a 30.0% indirect equity interest in Wolverine Tube Shanghai Co., Ltd. (“WTS”). Under the agreement, Wolverine agreed to sell to Wieland an indirect 30.0% equity interest in WTS for a payment of $9.5 million plus certain intangibles. The value of the intangibles has been established initially at $2.1 million and is being evaluated further and will be adjusted, if appropriate, in the second quarter. Per the agreement, Wieland may exercise an option between April 2011 and April 2013 to acquire an additional 20.0% equity interest in WTS. The on-cash embedded derivative value, as appraised by a third party valuation firm, of the option to purchase the additional 20% interest in WTS has been valued at $1.3 million. The option will be revalued on a quarterly basis and marked to market as needed in accordance with FASB Statement 133, Accounting for Derivative Instruments and Hedging Activities, as well as EITF Issue No. 00-6, Accounting for Freestanding Derivative Financial Instruments Indexed to, and Potentially Settled in, the Stock of a Consolidated Subsidiary. For the three month period ended March 30, 2008, Wieland’s minority interest earnings from WTS was $81 thousand.

(6)	Earnings (Loss) Per Share

For the three months ended March 30, 2008, we accounted for earnings (loss) per share (“EPS”) in accordance with EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128 (“EITF 03-6”), which established standards regarding the computation of earnings (loss) per share by companies that have securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. EITF 03-6 requires earnings available to common stockholders for the period, after deduction of preferred stock dividends, be allocated between the common and preferred stockholders based on their respective rights to receive dividends. Basic earnings (loss) per share is then calculated by dividing the net income (loss) allocable to common stockholders by the weighted average number of shares outstanding. EITF 03-6 does not require the presentation of basic and diluted earnings (loss) per share for securities other than common stock. Therefore, the following earnings (loss) per share amounts only pertain to common stock.

Under the guidance of EITF 03-6, diluted earnings (loss) per share is calculated by dividing income (loss) allocable to common stockholders by the weighted average common shares outstanding plus potential dilutive common stock such as stock options, unvested restricted stock and preferred stock. To the extent that stock options, unvested restricted stock, and preferred stock are anti-dilutive, they are excluded from the calculation of diluted earnings (loss) per share in accordance with SFAS No. 128 (“SFAS 128”), Earnings Per Share.

The calculation of net income (loss) per share for the three month periods ended March 30, 2008 and April 1, 2007 is presented below:

	Three months ended
(In thousands, except per share data)	March 30, 2008	April 1, 2007
Basic EPS
Net income (loss)	$3,817	$(2,150)
Less: accretion of convertible preferred stock and beneficial conversion feature	1,255	852
Less: preferred stock dividends	1,191	10,118

Net income (loss) available to common stockholders	$1,371	$(13,120)
Income from discontinued operations	3,519	1,532
Net income (loss) available to common stockholders	(2,148)	(14,652)

Amount allocable to common stockholders from continuing operations (1)	100%	100%
Amount allocable to common stockholders from discontinued operations (1)	41%	—
Net income (loss) from continuing operations allocated to common stockholders	(2,148)	(14,652)
Net income from discontinued operations allocable to common stockholders	$1,440	$1,532

Basic weighted average number of common shares (2)	40,624	15,132

Basic income (loss) per share- Two class method
Continuing operations	$(0.05)	$(0.97)
Discontinued operations (1)	0.04	0.10

Net income (loss) per common share	$(0.01)	$(0.87)

Diluted EPS
Income (loss) available to common stockholders	$1,371	$(13,120)
Plus: other impact from assumed conversions	1,255	—
Plus: preferred stock dividends	1,191	—

Income (loss) available to common stockholders in addition to assumed conversions	3,817	(13,120)
Income from discontinued operations	3,519	1,532

Net income (loss) available to common stockholders in addition to assumed conversions	$298	$(14,652)
Amount allocable to common stockholders (1)	41%	100%
Net income (loss) from continuing operations allocable to common stockholders	(2,148)	(14,652)
Net income from discontinued operations allocable to common stockholders	$1,440	$1,532

Diluted weighted average number of common shares (2)	40,812	15,132

Diluted income (loss) per share – Two class method
Continuing operations	$(0.05)	$(0.97)
Discontinued operations	0.04	0.10

Net income (loss) per common share	$(0.01)	$(0.87)

(1)	Amount allocable to common stockholders is calculated as the weighted average number of common shares outstanding divided by the sum of common and preferred shares outstanding for the quarters ended March 30, 2008 and April 1, 2007. In computing basic EPS using the two-class method, we have not allocated the loss available to common stockholders for the three months ended April 1, 2007 between common and preferred stockholders since the preferred stockholders do not have a contractual obligation to share in the net losses.
(2)	We had stock options of 14.8 million and 8.7 million shares for the three months ended March 30, 2008 and April 1, 2007 respectively. The assumed conversion of our Series A Convertible Preferred Stock is 49.5 million and 4.1 million shares and our Series B Convertible Preferred Stock is 9.1 million shares of common stock. For the three months ended April 1, 2007 they were antidilutive, having no effect on EPS.

(7)	Recapitalization Plan

On February 1, 2007, we announced a recapitalization plan which would provide significant equity proceeds to Wolverine. We completed the first phase of this recapitalization plan, a private placement of 50,000 shares of Series A Convertible Preferred Stock, for $50 million, purchased by The Alpine Group, Inc. (“Alpine”) and a fund managed by Plainfield Asset Management LLC (“Plainfield”) on February 16, 2007, pursuant to a Preferred Stock Purchase Agreement (the “Preferred Stock Purchase Agreement”). Pursuant to our recapitalization plan, in August 2007, we commenced a common stock rights offering which expired on October 29, 2007. Our stockholders purchased rights to acquire 25,444,592 shares of common stock in the rights offering, resulting in gross proceeds of $28.0 million. Additionally, under the terms of the call option described in the Preferred Stock Purchase Agreement, Alpine purchased an additional 4,494 shares of Series A Convertible Preferred Stock on January 25, 2008 for $4.5 million in order to maintain the fully diluted ownership by Alpine and Plainfield in Wolverine at 55%.

In addition, as an alternative to the exchange offer and consent solicitation with respect to certain of our Senior Notes that we agreed to pursue under the Preferred Stock Purchase Agreement, we have pursued a global refinancing transaction with respect to our 10.5% and 7.375% Senior Notes, our secured revolving credit facility and our receivables sale facility. In light of market conditions which have negatively affected our ability to execute such a global refinancing strategy by the first quarter of 2008, we have taken certain actions to be in a position to retire the 7.375% Senior Notes on their maturity date in August 2008. In February 2008, we extended the maturity of our secured revolving credit facility and our receivables sale facility to April 28, 2009 and February 19, 2009, respectively, and we sold substantially all of the assets of our STP business for proceeds net of costs of $22.5 million plus an anticipated working capital adjustment of approximately $2.0 to $3.0 million. On March 14, 2008 we entered into a purchase agreement whereby we sold 30.0% of our WTS subsidiary for $9.5 million. On March 20, 2008, Plainfield refinanced $38.3 million of the 7.375% Senior Notes held by it by exchanging them for substantially identical notes except for an extended maturity date of March 28, 2009 and an increase in the interest rate to 10.5%, and Alpine purchased 10,000 shares of our Series B Convertible Preferred Stock, for $10 million, under terms substantially similar to the Series A Convertible Preferred Stock (except for an initial annual dividend rate of 8.5%). These actions are expected to provide the liquidity required in 2008 to repurchase or repay the 7.375% Senior Notes on or before their maturity in August 2008. On February 29, 2008, using cash on hand, we repurchased $12.0 million in face amount of our 7.375% Senior Notes at a discount below the face value of the notes, and on April 8, 2008 we repurchased an additional $25.0 million in face amount of our 7.375% Senior Notes, also at a discount below the face value of the notes, leaving $61.4 million in face amount of our 7.375% Senior Notes remaining for repurchase or retirement. We are continuing to pursue a global refinancing plan with respect to our remaining Senior Notes, our secured revolving credit facility and our receivables sale facility prior to their maturities in 2008 and 2009. However, there can be no assurance that current and future discussions and negotiations with financial institutions and current and future credit market conditions will result in the refinancing of these Senior Notes and liquidity facilities terms acceptable to us prior to the applicable maturity dates.

(8)	Stock-Based Compensation Plans

At March 30, 2008, we had stock-based outside director, employee and non-employee (consultant) compensation plans. Subsequent to December 31, 2007, the Company has not engaged in any share based arrangements or activities that had a significant impact on the Company’s financial statements.

(9)	Interest Expense

The following table summarizes interest expense, net:

	Three months ended
(in thousands)	March 30, 2008	April 1, 2007
Interest expense – bonds and other	$5,603	$5,445
Interest income	(709)	(91)
Capitalized interest	(23)	(29)

Interest expense, net	$4,871	$5,325

(10)	Financing Arrangements and Debt

Long-term debt consists of the following:

(In thousands)	March 30, 2008	December 31, 2007
Senior Notes, 7.375%, due August 2008	$86,450	$136,750
Discount on 7.375% Senior Notes, original issue discount amortized over 10 years	(10)	(17)
Senior Exchange Notes, 10.5%, due March 2009	38,300	—
Senior Notes, 10.5%, due April 2009	99,400	99,400
Discount on 10.5% Senior Notes, original issue discount amortized over 7 years	(171)	(214)
Other foreign facilities	759	1,017
Capitalized leases	—	24

Total debt	224,728	236,960
Less short-term borrowings	(125,499)	(90,939)

Total long-term debt	$99,229	$146,021

On March 20, 2008, Plainfield refinanced $38.3 million of the 7.375% Senior Notes held by it by exchanging such notes for an equal face amount of our 10.5% Senior Exchange Notes due 2009. The 10.5% Senior Exchange Notes have a maturity date of March 28, 2009 and an interest rate of 10.5% per annum. Also on March 20, 2008, Alpine purchased $10.0 million of our Series B Convertible Preferred Stock under terms substantially similar to the Series A Convertible Preferred Stock (except for an initial annual dividend rate of 8.5%), the proceeds of which will be used to retire a portion of our 7.375% Senior Notes.

Liquidity Facilities

As of March 30, 2008, our liquidity facilities consisted of a receivables sale facility of up to $75.0 million (see Note 11) and a secured revolving credit facility of up to $35.0 million. In addition, we maintained a silver consignment facility under which we may request consignments of silver with an aggregate value up to the lesser of $25.0 million or 90% of the aggregate undrawn face amount of letters of credit required to be provided to the facility provider. The agreements governing our liquidity facilities contain cross default provisions. The terms of the secured revolving credit facility and the silver consignment facility, as amended through December 31, 2007, are described in Note 11 of the Notes to the Consolidated Financial Statements contained in our Form 10-K for the fiscal year ended December 31, 2007. During the first quarter of 2008, we further amended the agreements governing the secured revolving credit facility, principally to accomplish the following:

•

On February 21, 2008, we amended the receivables sale facility to extend the facility maturity date to April 28, 2009; to adjust the borrowing base calculation to potentially include certain work–in-process inventory as eligible inventory; to revise the definition of “Consolidated EBITDA” to increase the amount of certain charges related to our Decatur, Alabama facility permitted to be included therein for purposes of our compliance with the minimum consolidated EBITDA covenants contained in the secured revolving credit facility and the receivables sale facility; and to permit certain amendments to the receivables sale facility discussed in Note 11;

•	On February 28 and 29, 2008, we amended our secured revolving credit facility and our receivables sale facility, respectively, to permit the sale of our STP business.

•	On February 29, 2008 we received a waiver from our receivables sale facility regarding the repurchase of certain of our 7.375% Senior Notes; and

•

On March 14, 2008, we amended our secured revolving credit facility to permit the sale of our Series B Convertible Preferred Stock to Alpine, the refinancing of the 7.375% Senior Notes held by Plainfield and the transactions in connection with the sale of 30.0% of our WTS subsidiary.

As of March 30, 2008, and after giving effect to these amendments, we were in compliance with the covenants contained in our liquidity facilities, including the financial covenants contained in the secured revolving credit facility and in the receivables sale facility. We had no borrowings under our secured revolving credit facility at March 30, 2008. After taking into account $23.4 million of standby letters of credit outstanding and $3.2 million of reserves and other holdbacks, we had $4.1 million in additional borrowing availability under this facility as of that date.

Under our silver consignment facility at March 30, 2008, we had provided $16.5 million in letters of credit to support the facility, resulting in approximately $14.9 million of total availability thereunder. As of March 30, 2008, we had $15.3 million of silver in our inventory under the facility, with a corresponding amount included in accounts payable. A significant increase in silver prices which occurred late in the fourth quarter of 2007 necessitated an increase in the security arrangement under this facility. Early in January 2008, working with HSBC, we arranged to deposit $3.0 million with HSBC in an interest bearing account to increase our availability under this facility.

On February 29, 2008, we sold substantially all of the assets of our STP business for proceeds net of cost of $22.5 million plus an anticipated working capital adjustment of approximately $2.0 to $3.0 million. The indentures governing both the 7.375% Senior Notes and the 10.5% Senior Notes were supplemented on that date to permit the sale of the STP business. On March 14, 2008 we entered into a purchase agreement whereby we sold 30.0% of our WTS subsidiary for $9.5 million. In addition, on March 20, 2008, Alpine purchased $10.0 million of our Series B Convertible Preferred Stock under terms substantially similar to the Series A Convertible Preferred Stock. Proceeds from these activities will be applied toward the repayment of the 7.375% Senior Notes, which matures in August 2008.

On March 20, 2008, Plainfield refinanced $38.3 million of the 7.375% Senior Notes held by it by exchanging them for substantially identical notes except for an extended maturity date of March 28, 2009, and an increase in the interest rate to 10.5%. The new 10.5% Senior Notes due 2009 exchanged for the 7.375% Senior Notes due 2008 (“10.5% Senior Exchange Notes”) issued by Wolverine to refinance Plainfield’s 7.375% Senior Notes otherwise have substantially the same terms and conditions as the 7.375% Senior Notes, including subsidiary guarantees thereunder. The 10.5% Senior Exchange Notes are senior unsecured obligations, equal in priority in right of payment with any of our existing and future senior unsecured indebtedness. We will pay interest on the 10.5% Senior Exchange Notes semi-annually on April 1 and October 1. The 10.5% Senior Exchange Notes may be pre-paid in whole or in part at any time at a prepayment price equal to the greater of 100% of the principal amount of the 10.5% Senior Exchange Notes to be prepaid or the sum of the present value of the remaining scheduled payments of principal and interest thereon from the prepayment to the maturity date, discounted to the prepayment date on a semi-annual basis at the Treasury Rate plus 25 basis points, plus accrued interest thereon to the date of prepayment. The agreement governing the 10.5% Senior Exchange Notes contains certain covenants substantially similar to the covenants contained in the indenture governing the 7.375% Senior Notes, including covenants that limit our ability and the ability of the guarantors to incur indebtedness for borrowed money secured by certain liens, to engage in sale/leaseback transactions, and to consolidate, merge with or dispose of substantially all of its assets. If an event of default occurs, the holders of not less than 25.0% in the aggregate principal amount of the 10.5% Senior Exchange Notes outstanding may, by written notice to us, declare all principal of and accrued interest on the 10.5% Senior Exchange Notes immediately due and payable.

With cash on hand, on February 29, 2008 we repurchased $12.0 million of our 7.375% Senior Notes at a discount below the face value of the notes. Further, on April 8, 2008, we purchased an additional $25.0 million in face value of our 7.375% Senior Notes, also at a discount below face value. Following these purchases, the outstanding face value of our 7.375% Senior Notes was $61.4 million.

(11)	Receivables Sale Facility

The terms of our $75.0 million receivables sale facility, as amended through December 31, 2007, are described in Note 12 of the Notes to Consolidated Financial Statements contained in our Form 10-K for the fiscal year ended December 31, 2007. During the first quarter of 2008, we further amended the agreements governing the receivables sale facility principally to accomplish the following:

•	On February 21, 2008, we amended the receivables sale facility to remove Variable Funding Capital Company LLC (“VFCC”) as a purchaser under the facility;

•

On February 21, 2008, we amended the receivables sale facility to extend the scheduled termination date of the facility to February 19, 2009; to decrease the facility’s purchase limit to $75.0 million from $90.0 million; to adjust certain stress and reserve factors and concentration limits used in the availability calculation; and to make certain conforming changes to the facility agreements in connection with VFCC’s removal as a party thereto; and

•	On February 29, 2008, we amended the facility to permit the sale of our STP business and to remove our subsidiary Small Tube Manufacturing, LLC as an Originator thereunder.

As of March 30, 2008, the value of the receivables interest eligible to be purchased under the facility totaled approximately $58.5 million. We had no advances outstanding as of March 30, 2008, leaving the entire $58.5 million available under the facility as of that date.

In accordance with the provisions of SFAS 140, (“SFAS 140”), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, we include in accounts receivable in our consolidated balance sheets the portion of receivables sold to DEJ 98 Finance, LLC (DEJ) which have not been resold by DEJ to certain purchasers (the Liquidity Banks). At March 30, 2008 and December 31, 2007, our retained interests in these receivables were $94.4 million and $80.5 million, respectively. At March 30, 2008, there were no outstanding advances under the agreement.

Other than the receivables sale facility, we had no other off-balance sheet arrangements as of March 30, 2008, that either have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

(12)	Contingencies

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

We have accrued undiscounted estimated environmental remediation costs of $21.0 million at March 30, 2008, consisting of $8.6 million for the Decatur facility, $11.9 million for the Montreal facility and $0.5 million for the Ardmore facility. Based on information currently available, we believe that the costs of these matters are not reasonably likely to have a material effect on our business, financial condition or results of operations. However, actual costs related to environmental matters could differ materially from the amounts we estimated and accrued at March 30, 2008 if these environmental matters are not resolved as anticipated.

(13)	Comprehensive Income

The following table summarizes comprehensive income:

	Three months ended
(In thousands)	March 30, 2008	April 1, 2007
Net income (loss)	$3,817	$(2,150)
Translation adjustment for financial statements denominated in a foreign currency	2,344	932
Unrealized gain (loss) on cash flow hedges	(100)	2,830
Recognized (losses) gains related to pension and post-retirement benefit plans	(69)	186

Comprehensive income	$5,992	$1,798

(14)	Restructuring and Other Charges

On September 13, 2006, we announced the planned closure of our manufacturing facilities located in Jackson, Tennessee and Montreal, Quebec. In addition, we also announced moving our U.S. wholesale distribution facility into the Decatur, Alabama plant location. The operations at the Montreal, Quebec and Jackson, Tennessee facilities were phased out by the end of 2006. The consolidation of the U.S. wholesale distribution facility was also completed by the end of 2006. These two facilities that were closed employed approximately 400 persons at the time of the closure announcement.

On November 6, 2007, we announced the planned realignment and restructuring of the Company’s North American operations to include the closure of two facilities, one in Decatur, Alabama and the other in Booneville, Mississippi and the commodity depot warehouse located at the Decatur, Alabama site. These actions are in line with our strategy of focusing resources on the development and sale of high performance tubular products, fabricated assemblies and metal joining products. The two facilities and the depot that were closed employed approximately 440 full time and 50 temporary employees. Additionally, we announced the elimination of approximately 40% (or 40) of our corporate, general and administrative positions. Virtually all production at both the Decatur and Booneville facilities ceased by December 31, 2007. Inventories on hand were liquidated and both facilities began the process of final closure. In January 2008, we entered into a sales agreement to sell a majority of the equipment located at both the Decatur and Booneville facilities, and on April 18, 2008 we entered into a sales agreement to sell the Booneville property. (See Note 17, Assets Held for Sale for further details).

We recognized charges during the three months ended March 30, 2008 associated with the aforementioned restructuring activities before tax totaling $3.9 million (of which $0.1 million was cash).

The following sets forth the major types of costs associated with our active restructuring activities:

Montreal, Quebec Closing

(In thousands)	Three months ended March 30, 2008	Cumulative incurred through March 30, 2008
Major Type Costs
Impair and liquidate current assets	$—	$3,972
Employee related costs	46	10,632
Environmental remediation	39	11,577
Post closing costs	322	2,417
Other costs / currency	—	261
Fixed asset impairment	—	14,796

Total	$407	$43,655

Jackson, Tennessee Closing

(In thousands)	Three months ended March 30, 2008	Cumulative incurred through March 30, 2008
Major Type Costs
Impair and liquidate current assets	$—	$746
Employee related costs	—	302
Environmental remediation	—	86
Post closing costs	(15)	857
Other costs / currency	—	657
Fixed asset impairment	—	20,950

Total	$(15)	$23,598

Commodity Depot Closing

(In thousands)	Three months ended March 30, 2008	Cumulative incurred through March 30, 2008
Major Type Costs
Impair and liquidate current assets	$105	$600
Employee related costs	42	80

Total	$147	$680

Booneville, Mississippi Closing

(In thousands)	Three months ended March 30, 2008	Cumulative incurred through March 30, 2008
Major Type Costs
Impair and liquidate current assets	$—	$915
Employee related costs	—	151
Post closing costs	959	971
Fixed asset impairment	353	3,011

Total	$1,312	$5,048

Decatur, Alabama Closing

(In thousands)	Three months ended March 30, 2008	Cumulative incurred through March 30, 2008
Major Type Costs
Impair and liquidate current assets	$—	$6,517
Employee related costs	(410)	2,726
Environmental remediation	—	8,601
Post closing costs	1,810	2,343
Other costs	530	220
Fixed asset impairment	—	40,134

Total	$1,930	$60,541

Corporate SG&A Reduction

(In thousands)	Three months ended March 30, 2008	Cumulative incurred through March 30, 2008
Major Type Costs
Employee related costs	$68	$411
Post retirement benefit gain	—	(208)
Other	89	148

Total	$157	$351

At the end of the first quarter of 2008, we had reserves of $1.2 million outstanding related to restructuring activities as compared with $2.1 million for the same period in 2007.

(15)	Industry Segments

We currently operate in two business segments: Commercial Products and Wholesale Products. Commercial Products consist primarily of high value added products sold directly to original equipment manufacturers and include technical, industrial, and copper alloy tubes, fabricated products, and metal joining products. The Commercial Products segment includes manufacturing plants in the U.S., Canada, China, Portugal and Mexico and a distribution center in the Netherlands. Wholesale Products are commodity-type plumbing and refrigeration tube products, which are primarily sold to plumbing wholesalers and distributors. The Wholesale Products segment includes manufacturing facilities in the U.S. and Canada. The performance of our operating segments is measured on the basis of net sales and gross profit. The level of net sales is directly impacted by the price of metal, primarily copper. We do not allocate to each reportable segment asset amounts and items of income and expense below gross profit.

Summarized financial information concerning our reportable segments is shown in the following table:

	Three months ended
(In thousands)	March 30, 2008	April 1, 2007
Pounds Shipped:
Commercial Products	45,814	46,247
Wholesale Products	7,946	18,836

Total pounds shipped	53,760	65,083

Net sales:
Commercial Products	$219,704	$198,421
Wholesale Products	36,133	65,517

Total net sales	$255,837	$263,938

Gross Profit:
Commercial Products	$10,417	$10,075
Wholesale Products	2,264	3,826

Total gross profit	$12,681	$13,901

Information concerning enterprise-wide revenues by product line is shown in the following table:

(In thousands)	Three months ended
	March 30, 2008	April 1, 2007
Commercial Products:
Tube Products	$168,118	$146,433
Fabricated Products	23,002	24,255
Other Products	28,584	27,733

Total Commercial Products	$219,704	$198,421
Wholesale Products:
Plumbing Tube	28,568	54,673
Refrigeration Tube	7,565	10,844

Total Wholesale Products	$36,133	$65,517

Total	$255,837	$263,938

(16)	Pension Plans

Defined Contribution Plans

We have 401(k) plans covering substantially all of our U.S. employees. We recorded expense with respect to these plans of $0.8 million and $0.9 million for the three months ended March 30, 2008 and April 1, 2007, respectively. Contributions made under our defined contribution plans may include the following components: (i) a match, at our discretion, of employee salaries contributed to the plans; (ii) a contribution amount equal to 3% of an employee’s annual salary; (iii) a “gain share” component dependent upon us attaining certain financial performance targets; and (iv) a transition provision, providing for contributions for five years, based upon an employee’s age and years of service.

U.S. Qualified Retirement Plan

The following table summarizes the components of net periodic pension cost (benefit) for the U.S. Qualified Retirement Plan, which was frozen on February 28, 2006, for the three months ended March 30, 2008 and April 1, 2007 respectively:

(In thousands)	Three months ended
	March 30, 2008	April 1, 2007
Interest cost	$2,438	$2,333
Expected return on plan assets	(2,734)	(2,691)
Amortization of net actuarial loss	—	176

Net periodic pension benefit	$(296)	$(182)

U.S. Non-qualified Retirement Plan

The following table summarizes the components of net periodic pension cost for the U.S. Non-Qualified Retirement Plan for the three months ended March 30, 2008 and April 1, 2007 respectively:

(In thousands)	Three months ended
	March 30, 2008	April 1, 2007
Interest cost	$17	$16
Amortization of net actuarial loss	—	1

Net periodic pension cost	$17	$17

Postretirement Benefit Obligation

During the fiscal year 2008, we expect the total U.S. and Canadian combined postretirement benefit costs to be $0.7 million. The following table summarizes the components of the net periodic costs for the three months ended March 30, 2008 and April 1, 2007 respectively:

(In thousands)	Three months ended
	March 30, 2008	April 1, 2007
Service cost	$77	$128
Interest cost	257	282
Amortization of prior service cost	(8)	(12)
Amortization of deferred gain	(159)	(5)
Curtailment gain (1)	(410)	—

Net periodic cost (benefit)	$(243)	$393

(1)	On February 29, 2008 we sold substantially all assets and certain liabilities of our STP business. On that date, the employees accepted offers of employment with the acquiring company. Accordingly, those employees were no longer entitled to receive these benefits and a curtailment gain was recorded as noted above.

(17)	Assets Held for Sale

During the first quarter of 2008, we recorded an additional impairment of $0.4 million before taxes for the land and building at our Booneville, Mississippi location. The impairment charge was recorded to adjust the carrying value to the value agreed with the purchaser. On April 21, 2008, we consummated a sale of the Booneville property and buildings and proceeds of $1.4 million were received.

In addition, on February 29, 2008 we completed the sale of our STP business in Altoona, Pennsylvania, which resulted in a reduction of $25.4 million in assets held for sale and a reduction of $1.9 million in liabilities of discontinued operations.

The following indicates the components of assets held for sale at March 30, 2008:

Assets Held for Sale

(in thousands)	Combined	Decatur, Alabama *	Booneville, Mississippi *	Montreal, Quebec
Land	7,506	3,680	126	3,700
Building	2,350	—	1,274	1,076
Equipment	7,140	3,629	1,560	1,951

Total assets held for sale	$16,996	$7,309	$2,960	$6,727

*	On January 15, 2008, we entered into an agreement to sell a majority of the equipment held for sale in our Decatur, Alabama and Booneville, Mississippi facilities for $4.5 million. Payment terms of the sale require payments of 25% down, 25% prior to dismantling the Booneville equipment, 40% prior to dismantling the Decatur equipment, and the remaining 10% upon completion of dismantling the Decatur equipment. We received $2.25 million in the first quarter of 2008 and we expect to receive $1.8 million in the second quarter and the balance in the fourth quarter. Title to the equipment passes to the buyer when 90% of the sales price is received. The equipment will then be transported from the plants. At March 30, 2008 we recorded the payments received of $2.25 million as cash and accrued liabilities on the unaudited Condensed Consolidated Balance Sheets.

(18)	Income Taxes

As of March 30, 2008, Wolverine was subject to examination in the U.S. federal tax jurisdiction and various states for the 2004-2007 tax years. Wolverine was also subject to examination in various foreign jurisdictions for the 2002-2007 tax years. We believe appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

For the first quarter of 2008, tax expense was $1.1 million in our U.S. and Canadian locations, however, tax expense for those locations was totally offset by the reduction in the valuation allowance attributable to the Net Operating Losses (“NOL’s”) in those tax jurisdictions. Our foreign locations recorded a net tax expense of $0.6 million. Further, we recorded a $0.5 million tax expense associated with the capital gain recognized on the sale of minority interest in our Shanghai operation. The effective tax rate for the first quarter of 2008 was 22.0%. For the first quarter of 2007, the income tax expense recorded was $0.9 million, net of an increase in our deferred tax valuation allowance of $1.4 million. The effective tax rate is not meaningful.

(19)	Litigation

Our facilities and operations are subject to extensive environmental laws and regulations, and we are currently involved in various proceedings relating to environmental matters. We are not involved in any legal proceedings that we believe could have a material adverse effect upon our business, operating results or financial condition.

(20)	Condensed Consolidating Financial Information

The following tables present condensed consolidating financial information for: (a) Wolverine Tube, Inc. (the Parent) on a stand-alone basis; (b) on a combined basis, the guarantors of the 10.5% Senior Notes and 7.375% Senior Notes (Subsidiary Guarantors), which include TF Investor, Inc.; Tube Forming, L.P.; Wolverine Finance, LLC; Wolverine China Investments, LLC; Small Tube Manufacturing, LLC; Wolverine Joining Technologies, LLC; WT Holding Company, Inc. and Tube Forming Holdings, Inc.; and (c) on a combined basis, the Non-Guarantor Subsidiaries, which include Wolverine Tube (Canada) Inc.; 3072452 Nova Scotia Company; 3072453 Nova Scotia Company; 3072996 Nova Scotia Company; Wolverine Tube Canada Limited Partnership; Wolverine Tube (Shanghai) Co., Limited; Wolverine Wieland Singapore Holdings Private, Limited; Wolverine Shanghai Metals; Wolverine European Holdings BV; Wolverine Tube Europe BV; Wolverine Tube, BV; Wolverine Tubagem (Portugal), Lda; Wolverine Joining Technologies Canada, Inc.; Wolverine Europe; Wolverine Asia, Limited; WLVN de Latinoamerica, S. de R.L. de C.V.; and WLV Mexico, S. de R.L. de C.V. Each of the Subsidiary Guarantors is 100% owned by the Parent. The guarantees issued by each of the Subsidiary Guarantors are full, unconditional, joint and several. Accordingly, separate financial statements of the 100% owned Subsidiary Guarantors are not presented because the Subsidiary Guarantors are jointly, severally and unconditionally liable under the guarantees, and we believe separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors. Furthermore, there are no significant legal restrictions on the Parent’s ability to obtain funds from its subsidiaries by dividend or loan.

The Parent is comprised of Alabama, Oklahoma, and Tennessee manufacturing operations and certain corporate management, sales and marketing, information services and finance functions.

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three Months Ended March 30, 2008

(Unaudited)

(In thousands)	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$137,095	$34,779	$89,322	$(5,359)	$255,837
Cost of goods sold	132,585	32,859	83,071	(5,359)	243,156

Gross profit	4,510	1,920	6,251	—	12,681
Selling, general and administrative expenses	5,761	612	1,187	—	7,560
Advisory fees and severance expenses	524	—	—	—	524
Restructuring and other charges	3,531	—	407	—	3,938

Operating income (loss)	(5,306)	1,308	4,657	—	659
Other expenses (income):
Interest expense	4,403	(189)	657	—	4,871
Amortization expense	481	—	216	—	697
Loss on sale of receivables	—	—	104	—	104
Gain on sale of minority interest in Chinese subsidiary	—	—	(5,383)	—	(5,383)
Other expense, net	1,221	201	(2,532)	—	(1,110)
Equity in earnings of subsidiaries	10,951	—	—	(10,951)	—

Income (loss) from continuing operations before minority interest and income taxes	(460)	1,296	11,595	(10,951)	1,480
Minority interest in Chinese subsidiary	81	—	—	—	81
Income tax expense (benefit)	(839)	839	1,101	—	1,101

Income (loss) from continuing operations	298	457	10,494	(10,951)	298
Income (loss) from discontinued operations	3,519	—	—	—	3,519

Net income (loss)	3,817	457	10,494	(10,951)	3,817

Less accretion of convertible preferred stock and beneficial conversion feature	1,255	—	—	—	1,255
Less preferred stock dividends	1,191	—	—	—	1,191

Net income (loss) applicable to common shares	$1,371	$457	$10,494	$(10,951)	$1,371

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidating Statements of Operations

For the Three Months Ended April 1, 2007

(Unaudited)

(In thousands)	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$180,024	$34,621	$72,957	$(23,664)	$263,938
Cost of goods sold	176,031	29,893	67,777	(23,664)	250,037

Gross profit	3,993	4,728	5,180	—	13,901
Selling, general and administrative expenses	5,632	658	1,027	—	7,317
Advisory fees and expenses	3,424	—	256	—	3,680
Restructuring expenses	2,254	—	669	—	2,923

Operating income (loss)	(7,317)	4,070	3,228	—	(19)
Other (income) expenses:
Interest expense, net	5,352	—	(27)	—	5,325
Amortization expense	374	14	219	—	607
Loss on sale of receivables	—	—	507	—	507
Change in fair value of embedded derivative	(4,090)	—	—	—	(4,090)
Other (income) expense, net	525	195	(302)	—	418
Equity in earnings of subsidiaries	3,999	—	—	(3,999)	—

Income (loss) before income taxes	(5,479)	3,861	2,831	(3,999)	(2,786)
Income tax expense (benefit)	(1,797)	1,834	859	—	896

Net income (loss) from continuing operations	(3,682)	2,027	1,972	(3,999)	(3,682)
Income from discontinued operations	1,532	—	—	—	1,532

Net income (loss)	(2,150)	2,027	1,972	(3,999)	(2,150)
Less accretion of convertible preferred stock to redemption value	852	—	—	—	852
Less preferred stock dividends	10,118	—	—	—	10,118

Net income (loss) applicable to common shares	$(13,120)	$2,027	$1,972	$(3,999)	$(13,120)

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

March 30, 2008

(Unaudited)

(In thousands)	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and equivalents	$60,618	$—	$14,818	$—	$75,436
Restricted cash	6,926	1	664	—	7,591
Accounts receivable, net	51,969	11,099	71,476	—	134,544
Inventories	49,403	45,319	28,829	—	123,551
Assets held for sale	10,269	—	6,727	—	16,996
Derivative assets	4,134	—	—	—	4,134
Prepaid expenses and other assets	6,235	3,347	2,731	—	12,313

Total current assets	189,554	59,766	125,245	—	374,565
Property, plant and equipment, net	22,454	14,291	29,359	—	66,104
Goodwill	—	44,747	2,102	—	46,849
Intangible assets and deferred charges, net	4,644	—	2,561	—	7,205
Deferred income taxes, non-current	6,628	(6,628)	—	—	—
Notes receivable	—	—	770	—	770
Investments in subsidiaries	463,128	325	—	(463,453)	—

Total assets	$686,408	$112,501	$160,037	$(463,453)	$495,493

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$33,990	$19,861	$26,166	$—	$80,017
Accrued liabilities	(10,719)	30,669	4,898	—	24,848
Derivative liabilities	6,920	—	—	—	6,920
Short-term borrowings	124,740	—	759	—	125,499
Deferred income taxes	1,766	(1,291)	196	—	671
Intercompany balances	298,057	(263,800)	(34,257)	—	—

Total current liabilities	454,754	(214,561)	(2,238)	—	237,955
Deferred income taxes, non-current	2,375	—	740	—	3,115
Long-term debt	99,229	—	—	—	99,229
Pension liabilities	16,804	—	—	—	16,804
Postretirement benefit obligation	4,690	—	13,276	—	17,966
Accrued environmental remediation	9,134	—	11,868	—	21,002
Other miscellaneous liabilities	113	—	—	—	113

Total liabilities	587,099	(214,561)	23,646	—	396,184
Minority interest in Chinese subsidiary	6,298	—	—	—	6,298
Preferred stock	19,843	—	—	—	19,843
Stockholders’ equity	73,168	327,062	136,391	(463,453)	73,168

Total liabilities, minority interest in Chinese subsidiary, convertible preferred stock and stockholders’ equity	$686,408	$112,501	$160,037	$(463,453)	$495,493

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

December 31, 2007

(Unaudited)

(In thousands)	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and equivalents	$37,981	$—	$25,322	$—	$63,303
Restricted cash	1,446	1	679	—	2,126
Accounts receivable, net	56,380	17,860	33,135	—	107,375
Inventories	41,304	42,511	26,953	—	110,768
Assets held for sale	10,622	25,447	6,932	—	43,001
Derivative asset	975	—	—	—	975
Prepaid expenses and other	6,092	3,990	1,479	—	11,561

Total current assets	154,800	89,809	94,500	—	339,109
Property, plant and equipment, net	22,615	14,711	28,436	—	65,762
Goodwill	—	44,747	1,956	—	46,703
Deferred charges, net	3,774	5	505	—	4,284
Deferred income taxes, non-current	6,493	(6,493)	—	—	—
Notes receivable	—	—	815	—	815
Investments in subsidiaries	446,688	325	—	(447,013)	—

Total assets	$634,370	$143,104	$126,212	$(447,013)	$456,673

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$19,575	$19,042	$17,244	$—	$55,861
Accrued liabilities	(9,722)	29,618	6,176	—	26,072
Derivative liability	925	—	—	—	925
Liabilities of discontinued operations	—	1,853	—	—	1,853
Short-term borrowings	89,898	—	1,041	—	90,939
Deferred income taxes	1,000	(525)	202	—	677
Intercompany balances	278,910	(229,884)	(49,026)	—	—

Total current liabilities	380,586	(179,896)	(24,363)	—	176,327
Deferred income taxes	2,375	—	689	—	3,064
Long-term debt	146,021	—	—	—	146,021
Pension liabilities	17,616	—	—	—	17,616
Postretirement benefit obligation	5,176	—	13,600	—	18,776
Accrued environmental remediation	9,185	—	12,273	—	21,458
Other miscellaneous liabilities	112	—	—	—	112

Total liabilities	561,071	(179,896)	2,199	—	383,374
Preferred stock	4,393	—	—	—	4,393
Stockholders’ equity	68,906	323,000	124,013	(447,013)	68,906

Total liabilities, convertible preferred stock and stockholders’ equity	$634,370	$143,104	$126,212	$(447,013)	$456,673

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 30, 2008

(Unaudited)

(In thousands)	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income from continuing operations	$298	$457	$10,494	$(10,951)	$298
Net income from discontinued operations	3,519	—	—	—	3,519

Net income (loss)	$3,817	$457	$10,494	$(10,951)	$3,817
Depreciation	731	476	634	—	1,841
Amortization	492	—	225	—	717
Deferred income taxes	(86)	79	(19)	—	(26)
Impairment of assets	353	—	—	—	353
Non-cash environmental and other restructuring charges	(410)	—	—	—	(410)
Gain on early extinguishment of debt	(600)	—	—	—	(600)
Minority interest in Chinese subsidiary	81	—	—	—	81
Other non-cash charges	1,459	(221)	(773)	—	465
Equity in earnings of subsidiaries	(10,951)	—	—	10,951	—
Changes in operating assets and liabilities:	10,316	2,925	(31,963)	—	(18,722)

Net cash provided by (used in) continuing operating activities	1,683	3,716	(21,402)	—	(16,003)
Net cash provided by discontinued operating activities	2	—	—	—	2

Net cash provided by (used in) operating activities	1,685	3,716	(21,402)	—	(16,001)

Investing Activities
Additions to property, plant and equipment	(837)	(56)	(734)	—	(1,627)
Deposit on sale of assets	2,253	—	—	—	2,253
Proceeds from sale of minority interest in subsidiary	—	—	9,500	—	9,500
Change in restricted cash	(5,480)	—	15	—	(5,465)

Net cash provided by (used in) continuing investing activities	(4,064)	(56)	8,781	—	4,661
Net cash provided by discontinued investing activities	22,524	—	—	—	22,524

Net cash provided by (used in) investing activities	18,460	(56)	8,781	—	27,185

Financing Activities
Issuance of preferred stock	14,194	—	—	—	14,194
Issuance of common stock	—	—	—	—	—
Financing fees and expenses paid	(1,430)	—	(167)	—	(1,597)
Payment of dividends	9,680		(10,743)	—	(1,063)
Payments under revolving credit facilities and other debt	—	—	(300)	—	(300)
Borrowings from revolving credit facilities and other debt	—	—	2	—	2
Purchase of senior notes	(11,484)	—	—	—	(11,484)
Intercompany borrowings (payments)	(10,701)	(3,660)	14,361	—	—

Net cash provided by (used in) continuing financing activities	259	(3,660)	3,153	—	(248)
Net cash provided by (used in) discontinued financing activities	—	—	—	—	—

Net cash provided by (used in) financing activities	259	(3,660)	3,153	—	(248)

Effect of exchange rate on cash and equivalents	2,233	—	(1,036)	—	1,197

Net increase (decrease) in cash from continuing operations	111	—	(10,504)	—	(10,393)
Net increase in cash from discontinued operations	22,526	—	—	—	22,526

Net increase (decrease) in cash and equivalents	22,637	—	(10,504)	—	12,133

Cash and equivalents at beginning of period	37,981	—	25,322	—	63,303

Cash and equivalents at end of period	$60,618	$—	$14,818	$—	$75,436

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended April 1, 2007

(Unaudited)

(In thousands)	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss) from continuing operations	$(3,682)	$2,027	$1,972	$(3,999)	$(3,682)
Net income from discontinued operations	1,532	—	—	—	1,532

Net income (loss)	$(2,150)	$2,027	$1,972	$(3,999)	$(2,150)
Depreciation	1,729	516	530	—	2,775
Amortization	384	5	239	—	628
Deferred income taxes	(980)	—	(101)	—	(1,081)
Non-cash environmental and other restructuring charges	1,408	—	(80)	—	1,328
Other non-cash charges	(5,062)	(226)	278	—	(5,010)
Purchase of accounts receivable	—	—	(26,382)	—	(26,382)
Equity in earnings of subsidiaries	(3,999)	—	—	3,999	—
Changes in operating assets and liabilities:	(7,937)	18,053	(17,651)	—	(7,535)

Net cash provided by (used in) continuing operating activities	(18,139)	20,375	(41,195)	—	(38,959)
Net cash provided by discontinued operating activities	3,311	—	—	—	3,311

Net cash provided by (used in) operating activities	(14,828)	20,375	(41,195)	—	(35,648)

Investing Activities
Additions to property, plant and equipment	(413)	(24)	(469)	—	(906)
Disposal of assets	(8)	—	—	—	(8)
Change in restricted cash	993	—	409	—	1,402
Executive severance payment	(2,989)	—	—	—	(2,989)

Net cash used in continuing investing activities	(2,417)	(24)	(60)	—	(2,501)
Net cash used in discontinued investing activities	(80)	—	—	—	(80)

Net cash used in investing activities	(2,497)	(24)	(60)	—	(2,581)

Financing Activities
Issuance of preferred stock	45,179	—	—	—	45,179
Financing fees and expenses paid (received)	(72)	—	115	—	43
Payments under revolving credit facilities and other debt	(2,129)	(68)	(1,048)	—	(3,245)
Borrowings from revolving credit facilities and other debt	191	—	—	—	191
Intercompany borrowings (payments)	(19,754)	(20,283)	40,037	—	—

Net cash provided by (used in) continuing financing activities	23,415	(20,351)	39,104	—	42,168
Net cash provided by (used in) discontinued financing activities	—	—	—	—	—

Net cash provided by (used in) financing activities	23,415	(20,351)	39,104	—	42,168

Effect of exchange rate on cash and equivalents	(272)	—	915	—	643

Net increase (decrease) in cash from continuing operations	2,587	—	(1,236)	—	1,351

Net increase in cash from discontinued operations	3,231	—	—	—	3,231

Net increase (decrease) in cash and equivalents	5,818	—	(1,236)	—	4,582
Cash and equivalents at beginning of period	3,150	—	14,595	—	17,745

Cash and equivalents at end of period	$8,968	$—	$13,359	$—	$22,327

(21)	Related Party Transactions

On November 28, 2007, we entered into a sole source purchasing agreement with Exeon, Inc. (“Exeon”), a wholly owned subsidiary of Alpine, that went into effect as of January 1, 2008, whereby we have agreed to purchase all of our scrap and cathode copper requirements for our Shawnee, Oklahoma and London, Ontario facilities. The agreement calls for approximately 2 days of copper to be held in our Shawnee and London plants on consignment until the material is put into production. Under the agreement, we will purchase copper scrap and cathode at substantially the same prices we were paying prior to entering into the agreement, but with enhanced terms. However, we believe consolidating our purchases in this manner will be more efficient and provide more opportunities to purchase scrap material from secondary markets.

During the first quarter of 2008 we purchased 27.1 million pounds of copper cathode and scrap from Exeon at the COMEX current month average price. These pounds represent 76.6% of our North American copper purchases for the first quarter of 2008. Fees charged for the services provided in the amount of $0.2 million approximate our cost to perform the same services in-house.

We continue to maintain relationships with our copper vendors and management believes that should both parties elect to terminate the agreement, such termination would have no material impact on the Company’s financial condition or our ability to source copper cathode and copper scrap from third parties at the same or similar prices and terms to those of Exeon. However, although we cannot be certain that the supply of copper will be available at prices and terms equal to or better than those of Exeon.

On January 31, 2008, Alpine purchased 4,494 additional shares of the Company’s Series A Convertible Preferred Stock for an aggregate of $4.49 million. The Series A Convertible Preferred Stock is convertible into shares of Wolverine common stock at a conversion price of $1.10 per share and votes with the common on an as-converted basis on all matters. Alpine has made this investment pursuant to an option granted at the time of the $50 million initial investment made in the Company by Alpine and Plainfield, on February 16, 2007. As a result of this investment, Alpine and its co-investors maintained a collective 55% ownership in Wolverine on a fully diluted, as converted basis. Also, On March 20, 2008 Alpine purchased 10,000 shares of Series B Convertible Preferred Stock for $10.0 million. The Series B Convertible Preferred Stock has substantially the same terms and conditions as the Series A Convertible Preferred Stock (except for an initial annual dividend rate of 8.5%). The 10,000 shares have a $1.10 conversion price and are convertible into 9.1 million shares of our common stock.

The Company and Alpine entered into a management agreement at the initial closing of the Preferred Stock Purchase Agreement in February 2007, for a two-year period pursuant to which Alpine will provide the Company with certain services in exchange for an annual fee of $1,250,000 and reimbursement of reasonable and customary expenses incurred by Alpine. During the first quarter of 2008, we paid $0.3 million to Alpine for these services.

On March 20, 2008, Plainfield refinanced $38.3 million of the 7.375% Senior Notes held by it by exchanging them for substantially identical notes except for an extended maturity date of March 28, 2009 and an increase in the interest rate to 10.5%. The new notes issued by Wolverine to refinance Plainfield’s 7.375% Senior Notes otherwise have substantially the same terms and conditions as the 7.375% Senior Notes.

(22)	Subsequent Events

•	On April 8, 2008, we purchased an additional $25.0 million in face value of our 7.375% Senior Notes, at a discount below face value.

•	On April 21, 2008 the sale of our Booneville, Mississippi facility was completed and proceeds of $1.4 million were received.

•

Our 10.5% Senior Note indenture limits our ability to make certain restricted payments, including cash dividends on our capital stock, unless certain tests are met or unless the dividends meet an available exception from such tests. One exception permits restricted payments aggregating up to $5.0 million since March 27, 2002. Currently, we may only pay dividends on the Series A and Series B preferred stock pursuant to this exception. Although the entire $5.0 million basket was initially available for payment of the preferred stock dividends, it had been reduced by $4.0 million in preferred stock dividends paid through March 30, 2008. The dividend payments of $1.3 million due for the three months ended April 30, 2008, which accrued at an annual rate of 8.5%, would have exceeded the $5.0 million basket available for payment of preferred stock dividends. As permitted by the terms of the Series A and Series B preferred stock, we paid 78%, or $1.0 million of the dividends due, and deferred the balance of the dividend payment. The dividend rate applicable to the deferred dividends will increase according to the terms of the Series A and Series B preferred stock certificates of designation. We expect to continue deferring preferred stock dividends until our 10.5% Senior Notes are retired or the applicable restriction is amended.

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

These forward-looking statements are subject to various risks and uncertainties which could cause actual results to differ materially from those stated or implied by such forward-looking statements. We undertake no obligation to publicly release any revision of any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof, or to reflect the occurrence of unanticipated events. Information concerning risk factors is contained under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, as well as in the section entitled “Risk Factors” in Part II, Item 1A of this report. You should carefully consider all of the risks and all other information contained in or incorporated by reference in this report and in our filings with the SEC. These risks are not the only ones we face. Additional risks and uncertainties not presently known to us, or which we currently consider immaterial, also may adversely affect us. If any of these risks actually occur, our business, financial condition and results of operations could be materially and adversely affected.

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

Our principal product segments are the commercial products and wholesale products segments. Commercial products consist primarily of high value added products sold directly to original equipment manufacturers and include technical, industrial, and copper alloy tubes, fabricated products, and metal joining products. The commercial products segment includes manufacturing plants in the U.S., Canada, China, Portugal and Mexico and a distribution center in the Netherlands. Wholesale products are commodity-type plumbing and refrigeration tube products, which are primarily sold to plumbing wholesalers and distributors from our manufacturing facility in Canada.

Recapitalization Plan

On February 1, 2007, we announced a recapitalization plan which would provide significant equity proceeds to Wolverine. We completed the first phase of this recapitalization plan, a private placement of 50,000 shares of Series A Convertible Preferred Stock, for $50.0 million, to Alpine and Plainfield on February 16, 2007. As part of this plan, we agreed to conduct a common stock rights offering to our common stockholders, which we completed on October 29, 2007, raising $28.0 million in equity proceeds before expenses. In addition, in connection with their initial investment, Alpine and Plainfield received an option to purchase additional shares of Series A Convertible Preferred Stock, at a price of $1,000 per share, up to an amount that would be sufficient to increase their aggregate ownership to 55.0% of our outstanding common stock on an as-converted, fully diluted basis following the completion of the rights offering. Alpine exercised this option on January 25, 2008 to purchase an additional 4,494 shares of Series A Convertible Preferred Stock, for $4,494,000. We raised a total of $82,494,000 in gross equity proceeds in 2007 and 2008 from these transactions.

In addition, in connection with the initial Alpine and Plainfield equity investment, we agreed to initiate a registered exchange offer to issue senior notes similar to our existing 10.5% Senior Notes due 2009, but with less restrictive covenants, in exchange for our 7.375% Senior Notes due August 2008, and to seek consents to remove substantially all of the restrictive covenants contained in the 7.375% Senior Note indenture. During 2007, we engaged in discussions with our preferred stockholders and a number of financial institutions regarding various alternatives to this exchange offer and consent solicitation, including the possibility of a global refinancing transaction with respect to our 7.375% and 10.5% Senior Notes, our secured revolving credit facility and our receivables sale facility in anticipation of their maturities in 2008 and 2009. In light of market conditions which have negatively affected our ability to execute such a global refinancing strategy by the first quarter of 2008, we have taken certain actions during the first quarter to address the repayment of the 7.375% Senior Notes at their maturity in 2008. On February 21, 2008, we extended the maturity of our receivables sale facility and our secured revolving credit facility to February 19, 2009 and

April 28, 2009, respectively. Further, on March 20, 2008, we refinanced $38.3 million of our 7.375% Senior Notes held by Plainfield by exchanging them for substantially identical notes except for an extended maturity date of March 28, 2009, and an increase in the annual interest rate to 10.5%. Additionally, Alpine purchased $10.0 million of our Series B Convertible Preferred Stock, which has substantially the same terms and conditions as and ranks equal in rights and seniority with our outstanding Series A Convertible Preferred Stock, except for an initial annual dividend rate of 8.5%. The proceeds from these transactions, along with the proceeds from the sale of our STP business in February 2008 and the sale of 30.0% of our WTS operation in March 2008, coupled with available cash from operations and from our extended liquidity facilities, are expected to provide sufficient funds to repurchase or repay the balance of the 7.375% Senior Notes on or before their maturity on August 1, 2008. On February 29, 2008, using cash on hand, we repurchased $12.0 million in face amount of our 7.375% Senior Notes at a discount below the face value of the notes, and on April 8, 2008 we repurchased an additional $25.0 million in face amount of our 7.375% Senior Notes, also at a discount below the face value of the notes, leaving $61.4 in face amount of our 7.375% Senior Notes remaining for repurchase or retirement. We are continuing to pursue a global refinancing transaction with respect to our remaining Senior Notes, our secured revolving credit facility and our receivables sale facility prior to their maturities in 2009.

See Note 7, Recapitalization Plan, of the Notes to the Unaudited Condensed Consolidated Financial Statements for further details.

Results of Operations

The following discussion summarizes the significant factors affecting the consolidated operating results of the Company for the three months ended March 30, 2008 and April 1, 2007. This discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes to the Unaudited Condensed Consolidated Financial Statements contained in Item 1 above, and the Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Executive Summary

•

Net sales for the first three months of 2008 were $255.8 million. This represents a 3.1% decrease versus 2007 which primarily is the result of the closure of our manufacturing facilities located in Decatur, Alabama and Booneville, Mississippi in December of 2007, offset by a 30.8% increase in the average COMEX price for copper from the first quarter of 2007 to the first quarter of 2008.

•

The number of pounds of product shipped in the first quarter of 2008 decreased to 53.8 million pounds, a 17.4% decrease from the first quarter of 2007, reflecting the closure of the two facilities mentioned above (Decatur and Booneville).

•

The net income applicable to common stockholders for the first quarter of $1.4 million reflects income of $9.5 million resulting from the $5.4 million gain on the 30.0% equity interest in WTS that was sold to Wieland, $0.6 million gain from the retirement of $12.0 million of our 7.375% Senior Notes and $3.5 million income from discontinued operations (which includes the $2.3 million gain on the sale of our STP business). This income was partially offset by restructuring costs of $3.9 million for plant closures, Preferred Stock dividends of $1.2 million, and accretion allocations related to our Series A Convertible Preferred Stock in the amount of $1.3 million.

•

On February 21, 2008 we amended both our secured revolving credit facility and our receivables sales facility primarily to extend the maturity dates to April 28, 2009 and February 19, 2009, respectively. On March 14, 2008 we amended our secured revolving credit facility to permit the sale of our Series B Convertible Preferred Stock to Alpine, the refinancing through exchange of $38.3 million of the 7.375% Senior Notes held by Plainfield and the transactions in connection with the sale of a 30.0% equity interest in WTS.

•

On February 29, 2008 we sold substantially all the assets and certain liabilities of our STP business in Altoona, Pennsylvania. The net proceeds from the sale and subsequent working capital adjustments are expected to generate approximately $27.0 million and will assist our recapitalization plan.

•	Plainfield has refinanced $38.3 million of the 7.375% Senior Notes held by it by extending the maturity date to March 28, 2009 with an increase in the interest rate to 10.5% effective March 20, 2008.

•

On March 20, 2008 Alpine purchased 10,000 shares of Series B Convertible Preferred Stock, which have substantially the same terms and conditions as the Series A Convertible Preferred Stock except that the initial dividend rate on the Series B Convertible Preferred Stock is 8.5% and could ultimately increase by 2.0% to 4.0% if the underlying shares of common stock into which the Series B Convertible Preferred Stock can be converted are not successfully registered for resale and restrictions on cash dividend payments are not removed. The 10,000 shares were issued at the $1.10 conversion price and are convertible into 9.1 million shares of stock.

•

On March 14, 2008 we announced an agreement with Wieland, a leading manufacturer of semi-finished and special products in copper and copper alloys, to purchase a 30.0% equity interest in WTS. WTS, located within the Shanghai Waigaoqiao Free Trade Zone, had been a wholly-owned subsidiary of Wolverine. Under the agreement, Wieland is acquiring a 30.0% share of WTS for a payment of $9.5 million and certain intangibles. We estimate the value of intangibles at $2.1 million. Wieland may exercise an option between 2011 and 2013 to acquire an additional 20.0% share of WTS, which resulted in non-cash costs of $1.3 million to record the fair value of this option. Pursuant to the Agreement, Wolverine and Wieland will cause Wolverine Shanghai to apply for approval under Chinese law to add directors to the board of Wolverine Shanghai and change certain voting and other corporate governance matters of Wolverine Shanghai. The parties have until December 31, 2008 to obtain these approvals. If the approvals are not obtained by December 31, 2008, Wolverine and Wieland have agreed to unwind the transactions contemplated by the Agreement by Wolverine returning to Wieland the $9.5 million cash purchase price, plus interest, and certain commissions, if any, received by Wieland, and Wieland returning to Wolverine any distributions that it has received as a result of its indirect equity interest in Wolverine Shanghai. Management believes that the requisite approvals for the matters discussed above will be obtained.

•	Effective April 21, 2008 we consummated the sale of our Booneville, Mississippi facility for approximately $1.4 million.

For the Three Months Ended March 30, 2008, Compared with the Three Months Ended April 1, 2007

Pounds shipped were as follows:

Total Pounds Shipped

	For the three months ended		Increase (Decrease)	% Increase (Decrease)
(In thousands, except for percentages)	March 30, 2008	April 1, 2007
Commercial products	45,814	46,247	(433)	(0.9)%
Wholesale products	7,946	18,836	(10,890)	(57.8)%

Total	53,760	65,083	(11,323)	(17.4)%

The 0.9% decrease in pounds shipped in the commercial products segment was due primarily to the reduction of certain commercial products which were previously produced in Decatur, Alabama. An increase in heavy commercial technical tube nearly offset the reduction due to the closure of Decatur. Wholesale products saw a 57.8% decline due to the closure of the Decatur, Alabama and Bonneville, Mississippi plants in December, 2007. Both markets were also impacted by the housing market downturn in 2007 and impacted even more so by the downturn in 2008.

The following table presents a comparison of net sales by business segments:

Net Sales

	For the three months ended		Increase (Decrease)	% Increase (Decrease)
(In thousands, except for percentages)	March 30, 2008	April 1, 2007
Commercial products	$219,704	$198,421	$21,283	10.7%
Wholesale products	36,133	65,517	(29,384)	(44.8)%

Total	$255,837	$263,938	$(8,101)	(3.1)%

Net sales decreased by 3.1 percent in the first quarter of 2008 compared to the same quarter of 2007. This decrease was the result of the 17.4% decrease in pounds shipped, partially offset by an increase in the per unit selling price from $4.06 in 2007 to $4.76 in 2008. The increased per unit selling price was the result of a 30.8% rise in the average COMEX price of copper for the comparable quarters from $2.70 in 2007 to $3.53 in 2008, along with an increase in the average annual unit fabrication revenues (net sales less the cost of metal) to $1.38 per pound in 2008, versus $1.14 per pound in 2007, reflecting the Company’s strategy to increase the sale of higher value added products.

Commercial product sales increased by 10.7% to $219.7 million in the first three months of 2008 as compared to the same period of 2007. The 0.9% decrease in pounds shipped was more than offset by a 11.9% increase in the per unit selling price to $4.80 per pound in 2008 versus $4.29 per pound in 2007, due mostly to the 30.8% rise in copper prices quarter over quarter. Wholesale product sales decreased by 44.8% to $36.1 million in 2008 as compared to $65.5 million in 2007. The decrease was attributed to the 57.8% decline in pounds shipped due to the closure of our Decatur, Alabama facility, offset somewhat by a 30.7% increase in the per unit selling price to $4.55 per pound in 2008 versus $3.48 in 2007, primarily the result of higher copper prices.

The following table presents a comparison of gross profit by business segment:

Gross Profit

	For the three months ended		Increase (Decrease)	% Increase (Decrease)
(In thousands, except for percentages)	March 30, 2008	April 1, 2007
Commercial products	$10,417	$10,075	$342	3.4%
Wholesale products	2,264	3,826	(1,562)	(40.8)%

Total	$12,681	$13,901	$(1,220)	(8.8)%

Gross profit in our commercial products segment, while benefiting from some operational improvements was partly offset by a less rich mix of products shipped due to the aforementioned market conditions. Pricing and gross profits from our Canadian wholesale shipments continue to be strong, offsetting somewhat the impact of lower wholesale products volume which reflects the limited participation in the U.S. markets following closure of our Decatur and Booneville facilities at the end of 2007.

Selling, general & administrative (SG&A) expenses were relatively unchanged at $7.6 million in the first quarter of 2008 as compared with $7.3 million in the same period of 2007.

Advisory fees and expenses for the first three months of 2008 totaled $0.5 million compared to $3.7 million for the same three month period of 2007. Expenses in 2008 of $0.5 related to the continued utilization of the services of certain financial, legal and business advisors to consult on issues related to the restructuring of our balance sheet in the first quarter of 2008. The $3.7 million of expenses in 2007 included $3.2 million of executive compensation and severance related to the change in control effective with the completion of the initial phase of the recapitalization plan on February 16, 2007.

Restructuring expenses for the first quarter of 2008 were $3.9 million, which included a $0.4 million non-cash write down of the fair value of the Booneville, Mississippi assets held for sale to the sale price. The majority of the charge, $3.5 million, was related to the 2007 decision to close our Decatur, Alabama and Booneville, Mississippi manufacturing facilities and reduce our corporate general and administrative burden. Additional expenses related to the closure of our Jackson, Tennessee and Montreal, Quebec facilities, which began in 2006, accounted for $0.4 million. The restructuring expenses of $2.9 million in 2007 were related to the closing of our Jackson, Tennessee and Montreal, Quebec manufacturing facilities and the relocation of our U.S. wholesale warehouse into the Decatur, Alabama facility.

The first quarter net interest expense was $4.9 million in 2008 as compared to $5.3 million in the first quarter of 2007 due to interest income received from funds invested as a result of the influx of cash from our recapitalization plan. Amortization expenses were $0.7 million and $0.6 million for the first quarter of 2008 and 2007, respectively.

Loss on the sale of receivables associated with utilization of our receivables sale facility was $0.1 million in the first three months of 2008 versus $0.5 million for the same period in 2007. The decline is associated with reduced utilization of our receivables sale facility following receipt of proceeds of the various financing and restructuring activities in 2007 and the first quarter of 2008.

For the three month period ended April 1, 2007, we recorded non-cash income of $4.1 million as the result of marking to market the conversion options embedded in the Preferred Stock Purchase Agreement entered into on February 16, 2007. The derivative liabilities were marked to market through other (income) expense – net. As all embedded derivatives were settled in 2007, there was no expense related to these in the first quarter of 2008.

On March 14, 2008 we entered into an agreement with Wieland, a leading manufacturer of semi-finished and special products in copper and copper alloys, whereby Wolverine agreed to sell Wieland a 30.0% indirect equity interest in WTS for a payment of $9.5 million and certain intangibles. The value of the intangibles has been established initially at $2.1 million and is being evaluated further and will be adjusted, if appropriate, in the second quarter. We recorded non-cash costs of $1.3 million as the result of recording the fair value of Wieland’s option to purchase an additional 20% interest in WTS between 2011 and 2013. The option will be revalued on a quarterly basis. As a result of this sale, a $5.4 million gain was realized during the first quarter of 2008.

Other (income) expense, net, for the three month period ended March 30, 2008 was income of $1.1 million compared to expense of $0.4 million in 2007. The income in 2008 represents a $0.6 million gain from the retirement of $12.0 million of our 7.375% Senior Notes, currency translation adjustments of $0.9 million and other miscellaneous expenses of $0.4 million.

Minority interest expense for the quarter was $81 thousand which reflects the 30.0% equity interest in WTS which was purchased by Wieland effective March 14, 2008.

A net tax expense of $1.1 million was recorded in 2008 as compared with a net tax expense of $0.9 million in 2007. Tax expense in 2008 reflects taxes accrued in foreign entities where we had taxable income for the quarter and capital gains taxes accrued on the sale of stock in our Shanghai operations. The $0.9 million tax expense for 2007 resulted mostly from profits in certain foreign jurisdictions where we had taxable income. The net tax expense from pre-tax income in our North American operations required an offsetting decrease in our tax valuation reserve and therefore no tax expense was recorded for these operations.

The income from discontinued operations net of tax was $3.5 million for the first quarter of 2008 compared to income net of tax of $1.5 million for the same period of 2007. The income in 2008 reflects the gain on the sale of our STP business which occurred on February 29, 2008.

For the first three months of 2008 we recorded a $1.3 million expense related to the accretion of our Series A Convertible Preferred Stock to its redemption value of $50.0 million. This amortization will occur over ten years to the mandatory redemption date and was necessitated following the recording in 2007 of the embedded derivatives and the beneficial conversion feature associated with the Preferred Stock Purchase Agreement regarding the Series A Convertible Preferred Stock. In addition, dividends on our Series A and Series B Convertible Preferred Stock were $1.2 million in the first quarter of 2008. In the first quarter of 2007, Series A Convertible Preferred Stock dividends of $10.1 million included $9.6 million of non-cash deemed dividends to Series A Convertible Preferred Stock stockholders as a result of the beneficial conversion feature present in the convertible Preferred Stock Purchase Agreement.

The net income applicable to common shares in the first quarter of 2008 was $1.4 million, or a loss of $0.01 per basic share, compared with a net loss of $13.1 million, or $0.87 per basic share in 2007.

Liquidity and Capital Resources

The following table presents selected information concerning our financial condition:

(In thousands)	March 30, 2008	December 31, 2007
Cash and equivalents	$75,436	$63,303
Working capital	$136,610	$162,782
Total debt	$224,728	$236,960
Current ratio	1.57	1.92

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

As discussed in –Recapitalization Plan above, since February 2007, we have been engaged in a recapitalization plan designed to provide significant equity proceeds to Wolverine in preparation for upcoming maturities of Wolverine’s Senior Notes and other liquidity facilities in 2008 and 2009. As part of this plan, we have been pursuing a global refinancing transaction with respect to refinancing our Senior Notes and other liquidity facilities prior to their maturities. In light of market conditions which have negatively affected our ability to execute such a global refinancing strategy by the first quarter of 2008, we have taken certain actions to address the repayment of the 7.375% Senior Notes due in August 2008 while allowing Wolverine to continue to maintain adequate liquidity to conduct operations. As a result of the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock equity investments, the proceeds from the rights offering, the sale of our STP business in Altoona, Pennsylvania, proceeds from our sale of 30.0% of the Shanghai operation and cash generated by operations primarily though working capital reductions, we had approximately $75.4 million of cash available as of March 30, 2008 to address this refinancing plan. In addition, we have successfully amended our receivables sale facility and our secured revolving credit facility to extend the maturity of these facilities to February 19, 2009 and April 28, 2009 respectively. Using available cash, on February 29 we purchased $12.0 million in face amount of our 7.375% Senior Notes at a discount below the face value of the notes. Finally, Plainfield has refinanced $38.3 million of the 7.375% Senior Notes held by it, extending the maturity date to March 28, 2009. We believe that the availability under our extended liquidity facilities, combined with unrestricted cash on hand in North America, the capital infusions we have received in connection with the execution of our recapitalization plan, the proceeds from the sale of our STP business and other activities associated with our refinancing plan will provide the liquidity required in 2008 to repay our 7.375% Senior Notes due in August 2008, support our operations and continue our strategic initiatives.

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

For the first three months of 2008, we had a net increase in cash and cash equivalents of $12.1 million. Increases in cash and cash equivalents from the proceeds of various financing activities were offset by normal working capital needs, which typically increase during the first half of our fiscal year in line with the business cycle. In addition, a significant rise in both copper and silver prices has affected our cash balances during the first quarter. Normally, we would have utilized our liquidity facilities to fund these working capital needs, however our cash position precluded the need to utilize these facilities during the first quarter of 2008.

Availability under our receivables sale facility as of March 30, 2008 was $58.5 million, with no advances outstanding. Under our secured revolving credit facility, at March 30, 2008 we had $23.4 million in letters of credit and no revolving loans outstanding, leaving approximately $4.1 million in additional borrowing availability as of that date. We believe that the availability under these facilities, combined with unrestricted cash on hand in North America, and the capital infusions we have received and plan to receive in connection with the execution of our recapitalization plan and other contemplated activities associated with our refinancing plans are expected to provide the liquidity required in 2008 to repay our 7.375% Senior Notes due in August 2008, support our operations and continue our strategic initiatives.

See the discussion of risks related to our liquidity under Risk Factors in our Form 10-K for the year ended December 31, 2007.

Sources of Liquidity

Our principal sources of liquidity are cash and cash equivalents, working capital decreases, amounts available under our liquidity facilities, borrowings under our secured revolving credit facility, cash from our receivables sale facility, sales of certain assets, funds received from our rabbi trust, and cash proceeds from the sale of equity in connection with our recapitalization plan outlined in Recapitalization Plan above.

Cash and cash equivalents. For the three months ending March 30, 2008, we had a net increase in cash and cash equivalents of $12.1 million from December 31, 2007. Cash provided by investing activities of $27.2 million and a $1.2 million effect of exchange rates on cash and cash equivalents were offset by cash used by continuing and discontinued operations of $16.0 million and $0.3 million of cash used by financing activities.

Working capital decreases. Working capital on March 30, 2008, after adjusting for assets and liabilities held for sale, decreased by $2.0 million from December 31, 2007. The impact of the 30.8% increase in the average COMEX price on accounts receivable, inventory and accounts payable and the liquidation of the $8.6 million of working capital at the Decatur, Alabama and Booneville, Mississippi facilities was partly offset by seasonal build up of inventories.

Amounts available under liquidity facilities. Our receivables sale facility and secured revolving credit facility, as well as a credit facility in the Netherlands, are available for working capital needs. Our ability to access these liquidity facilities depends on the amount of available borrowing base or eligible receivables, less any required reserves or holdbacks, and is subject to our compliance with the terms and conditions of the facility agreements, including financial covenants. At the end of the first quarter of 2008, we were in compliance with all such covenants. In the event we were to default on any of our other debt, it may constitute a default under our liquidity facilities as well.

Borrowings under our secured revolving credit facility. We had no borrowings under our secured revolving credit facility at March 30, 2008 and approximately $23.4 million of standby letters of credit outstanding. After taking into account an additional $3.2 million of reserves and other holdbacks, we had $4.1 million in additional borrowing availability under our secured revolving credit facility as of that date.

Cash from our receivables sale facility. The amount of cash available to us under our receivables sale facility is based upon the amount of eligible receivables and certain reserves required by the facility. Accordingly, availability may fluctuate over time, but in no case will it exceed the facility’s then applicable purchase limit effective February 21, 2008. The facility maturity was extended to February 19, 2009 effective February 22, 2008 and the purchase limit was reduced from $90.0 million to $75.0 million. Based upon a servicing report as of March 30, 2008, the value of receivables eligible to be purchased totaled approximately $58.5 million. At March 30, 2008 there were no outstanding advances under this facility.

Sale of certain assets. During the first quarter of 2008, we received proceeds net of costs of $22.5 million from the sale of our STP business in Altoona, Pennsylvania and $9.5 million from the sale of a 30.0% equity interest in WTS to Wieland. In addition, during the quarter we received $2.3 million as a deposit on the sale of assets from our closed Decatur, Alabama and Booneville, Mississippi facilities.

Cash proceeds from the sale of equity. As noted above, the first three months of 2008, Alpine invested an additional $4.5 million in Series A Convertible Preferred Stock on January 25, 2008, and another $9.7 million, net of $0.3 million in expenses, in Series B Convertible Preferred Stock on March 20, 2008.

Uses of Liquidity

Our principal uses of liquidity in the first quarter of 2008 were funding restricted cash, net cash used by operations, capital expenditures, payments related to our outstanding debt and other liquidity facilities, preferred stock dividends, the repurchase of our 7.375% Senior Notes and payment of severance from the rabbi trust.

Restricted Cash. Our liquidity is affected by restricted cash balances, which are included in current assets and are not available for general corporate use. Restricted cash balances as of March 30, 2008 were $7.6 million compared to $2.1 million as of December 31, 2007. This $5.5 million increase in restricted cash is the result of increased deposits for both the copper hedging program and the silver consignment facility. Copper prices have increased from $3.022 per pound at December 31, 2007 to $3.811 as of March 30, 2008 and silver prices have risen from $14.79 to $17.89 per troy ounce during the same period. As a result of these price increases, margin deposits for copper have increased by $2.5 million and an additional $3.0 million deposit was required for our silver consignment facility.

Cash used by operations. Cash used for operations in the first three months of 2008 was $16.0 million compared to $9.3 million in the same period of 2007, net of repayment of advances associated with our receivables sale facility of $26.4 million. Excluding the effects of the repayment, cash used by operations in 2008 increased by $6.7 million primarily as the result of increased copper prices, partly offset by the liquidation of the Decatur and Booneville facilities’ working capital.

Capital expenditures. In the first quarter of 2008, capital expenditures totaled $1.6 million versus $0.9 million in 2007. Capital expenditures include asset replacement, environmental and safety compliance, cost reduction and productivity improvement items. Projected capital expenditures for 2008 are $11.3 million.

Payments related to our outstanding debt and other liquidity facilities. In the first three months of 2008, we made interest and other fee payments on our 7.375% and 10.5% Senior Notes, and other debt totaling $5.5 million, as compared to payments of $6.3 million during the same period of 2007. We also paid Plainfield $1.1 million as a commitment fee to refinance $38.3 million of their 7.375% Senior Notes.

Preferred stock dividends. Cash dividends paid on our Series A Convertible Preferred Stock totaled $1.1 million in the first quarter of 2008. There we no dividends paid during the first quarter of 2007.

Repurchase of our 7.375% Senior Notes. On February 29, 2008 we repurchased $12.0 million in face amount of our 7.375% Senior Notes at a 5.0% discount below the face value of the notes.

Off-Balance Sheet Arrangements

Except as described in Note 11, Receivables Sale Facility, to the Unaudited Condensed Consolidated Financial Statements above, there were no material changes to the information regarding the off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off Balance Sheet Arrangement”.

Other than the receivables sale facility, we had no other off-balance sheet arrangements as of March 30, 2008 that either have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity Facilities

As more fully described in Notes 11 and 12 of the Notes to Consolidated Financial Statements contained in our 2007 Form 10-K, our financing arrangements consist of our (i) 7.375% Senior Notes due August 2008, our 10.5% Senior Exchange Notes due March 28, 2009 and our 10.5% Senior Notes due April 2009, of which $86.4 million, $38.3 million and $99.4 million respectively were outstanding as of March 30, 2008; (ii) our liquidity facilities described below; and (iii) certain other credit arrangements with respect to our non-U.S. operations. The agreements governing our liquidity facilities, and the indentures and other agreements governing our Senior Notes, contain cross default provisions. As of March 30, 2008, we were in compliance with the covenants contained in the agreements governing our liquidity facilities and in the indentures and other agreements governing our Senior Notes.

During the first quarter of 2008, our liquidity facilities consisted of a receivables sale facility of up to $75.0 million, a $35.0 million secured revolving credit facility and a silver consignment facility. We view our receivables sale facility and our secured revolving credit facility as sources of available liquidity. We view our silver consignment facility as a source of indirect liquidity because it allows us to reduce the amount of working capital necessary to fund our silver raw material requirements. The terms of each of these liquidity facilities are described in Notes 11 and 12 of the Notes to Consolidated Financial Statements contained in our 2007 Form 10-K. In the first quarter of 2008, we amended our secured revolving credit facility and our receivables sale facility to, among other things, extend the maturity dates of the facilities, and permit the sale of our Series B Convertible Preferred Stock to Alpine, the refinancing of the 7.375% Senior Notes held by Plainfield and the transactions in connection with the sale of 30.0% equity interest in WTS. The first quarter 2008 amendments, as well as amounts available and outstanding under the facilities as of March 30, 2008, are described in Notes 10 and 11 to the Unaudited Condensed Consolidated Financial Statements, above.

As discussed in further detail above in our Recapitalization Plan and in Note 7 to the Unaudited Condensed Consolidated Financial Statements, we have recently taken certain actions to address the repurchase or repayment of our 7.375% Senior Notes on or before their maturity in August 2008, including the refinance of $38.3 million of our 7.375% Senior Notes with the issuance of a like principal amount of our 10.5% Senior Exchange Notes and the repurchase of an aggregate of $37.0 million in face amount of our 7.375% Senior Notes. We are continuing to pursue a global refinancing plan with respect to our remaining Senior Notes, our secured revolving credit facility and our receivables sale facility prior to their maturities in 2009.

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

We have accrued undiscounted estimated environmental remediation costs of $21.0 million at March 30, 2008, consisting of $8.6 million for the Decatur facility, $11.9 million for the Montreal facility and $0.5 million for the Ardmore facility. Based on information currently available, we believe that the costs of these matters are not reasonably likely to have a material effect on our business, financial condition or results of operations. However, actual costs related to environmental matters could differ materially from the amounts we estimated and accrued at March 30, 2008, and could result in additional exposure if these environmental matters are not resolved as anticipated.

Critical Accounting Policies

As of March 30, 2008, the Company’s significant accounting policies, which are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, have not materially changed from December 31, 2007, except for the following:

Statement of Financial Accounting Standard 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure certain financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We feel that the carrying value of our assets and liabilities closely approximates fair value. Therefore, we have elected not to adopt the fair value option included in SFAS 159.

Statement of Financial Accounting Standard 157 (“SFAS 157”), Fair Value Measurements. In the first quarter of 2008, we adopted SFAS 157 which defines fair value, establishes a market-based hierarchy for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value, but does not require any new fair value measurements. SFAS 157 requirements for certain non-financial assets and liabilities have been deferred until the first quarter of 2009 in accordance with Financial Accounting Standards Board Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. The adoption of SFAS 157 did not have a material impact on our results of operations, financial position or cash flows but resulted in additional disclosures contained herein.

As required by SFAS 157, the Company has categorized its financial assets and liabilities measured at fair value into a three-level fair value hierarchy. The fair-value hierarchy established in SFAS 157 prioritizes the inputs used in valuation techniques into three levels as follows:

•	Level 1 – Observable inputs – quoted prices in active markets for identical assets and liabilities. For the Company, level 1 financial assets and liabilities consist of commodity derivative contracts;

•

Level 2 – Observable inputs other than the quoted prices in active markets for identical assets and liabilities – includes quoted prices for similar instruments, quoted prices for identical or similar instruments in inactive markets, and amounts derived from valuation models where all significant inputs are observable in active markets. Level 2 financial assets and liabilities for the Company consist of foreign currency exchange forward contracts; and

•

Level 3 – Unobservable inputs – includes amounts derived from valuation models where one or more significant inputs are unobservable and require us to develop relevant assumptions. The Company does not have any level 3 financial assets or liabilities.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 30, 2008:

($’s in millions)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (recorded in derivative assets)	$4.1	—	—	$4.1

Liabilities:
Derivatives (recorded in derivative liabilities)	$(6.9)	—	—	$(6.9)
Foreign currency exchange forward contracts	—	(0.1)	—	$(0.1)

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in commodity prices, foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. In the ordinary course of business, we enter into various types of transactions involving financial instruments to manage and reduce the impact of changes in commodity prices, foreign currency exchange rates and interest rates. These transactions are entered into in accordance with our Wolverine Tube, Inc. Derivative Management Policy, which outlines our policy regarding the types of derivatives permitted, the purpose of entering such derivatives, operating and trading limitations and approvals necessary for entering into them. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Commodity Price Risk

For the majority of our customers, the price they pay for a product includes a metal charge that represents the previous monthly average COMEX price for metal. For certain other customers, the metal charge represents the market value of the copper used in that product as of the date we ship the product to the customer. Our prior month average COMEX pricing model is expected to serve as a natural hedge against changes in the commodity price of copper, and allows us to better match the cost of copper with the selling price to our customers. However, as an accommodation to our customers, we often enter into fixed price commitments to purchase copper on their behalf in order to fix the price of copper in advance of shipment. We account for these transactions as cash flow hedges under Statement of Financial Accounting Standard 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and by SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, (hereinafter collectively referred to as SFAS 133).

The fair values of these derivative assets are recognized in prepaid expenses and other in the unaudited Condensed Consolidated Balance Sheets. The net change in the derivative asset and the underlying amounts are recognized in the unaudited Condensed Consolidated Statements of Operations under cost of goods sold. Amounts held in other comprehensive income are reclassified to earnings at the point the customer commitments are realized. Information regarding this type of derivative transaction is as follows:

	Three months ended
(In millions)	March 30, 2008	April 1, 2007
Gains (losses) arising from ineffectiveness included in operations	$(0.2)	$0.1
Gains (losses) reclassed from other comprehensive income (OCI) to operations	$0.4	$(1.0)

(In millions)	March 30, 2008	April 1, 2007
Aggregate notional value of derivatives outstanding	$1.7	$4.2
Period through which derivative positions currently exist	August 2008	December 2007
Gains (losses) in fair value of derivatives	$0.1	$0.1
The change in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(0.2)	$(1.4)
Deferred gains included in OCI	$0.3	$0.5
Gains included in OCI to be recognized in the next 12 months	$0.3	$0.5
Number of months over which gain in OCI is to be recognized	5	9

We have firm-price purchase commitments with some of our copper suppliers under which we agree to buy copper at a price set in advance of the actual delivery of that copper to us. Under these arrangements, we assume the risk of a price decrease in the market price of copper between the time the price is fixed and the time the copper is delivered. In order to reduce our market exposure to price changes, at the time we enter into a firm-price purchase commitment, we also often enter into commodity forward contracts to sell a like amount of copper at the then-current price for delivery to the counterparty at a later date. We account for these transactions as cash flow hedges under SFAS 133. The fair values of these derivative assets are recognized in accrued liabilities in the unaudited Condensed Consolidated Balance Sheets. The net change in the derivative asset and the underlying amounts are recognized in the unaudited Condensed Consolidated Statements of Operations under cost of goods sold. Amounts held in OCI are reclassified to earnings at the point the customer commitments are realized. Information on this type of derivative transaction is as follows:

	Three months ended
(In millions)	March 30, 2008	April 1, 2007
Losses arising from ineffectiveness included in operations	$0.0	$(0.3)
Losses reclassed from OCI to operations	$(0.6)	$(1.0)

(In millions)	March 30, 2008	April 1, 2007
Aggregate notional value of derivatives outstanding	$1.2	$5.6
Period through which derivative positions currently exist	May 2008	June 2007
Gains (losses) in fair value of derivatives	$(0.8)	$0.2
The change in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(0.2)	$(0.7)
Deferred losses included in OCI	$(0.8)	$(0.5)
(Losses) included in OCI to be recognized in the next 12 months	$(0.8)	$(0.5)
Number of months over which gain in OCI is to be recognized	2	3

We have entered into commodity forward contracts to sell copper in order to hedge or protect the value of the copper carried in our inventory from price decreases. We account for these forward contracts as fair value hedges under SFAS 133. The fair value of these derivative liabilities is recognized in accrued liabilities in the unaudited Condensed Consolidated Balance Sheets. The net change in the derivative liability and the underlying amounts are recognized in the unaudited Condensed Consolidated Statements of Operations under cost of goods sold. Information on this type of derivative transaction is as follows:

	Three months ended
(In millions)	March 30, 2008	April 1, 2007
Gains arising from ineffectiveness included in operations	$0.4	$0.3

(In millions)	March 30, 2008	April 1, 2007
Aggregate notional value of derivatives outstanding	$4.8	$4.0
Period through which derivative positions currently exist	May 2008	July 2007
Losses in fair value of derivatives	$(1.4)	$(0.7)
The change in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(0.6)	$(0.5)

On February 16, 2007 we entered into a silver consignment arrangement with a bank. The amount of silver available to us under our new consignment facility is insufficient to satisfy all of our silver requirements. Consequently, we must purchase and hold in inventory a minimal amount of silver. We have entered into commodity forward contracts to sell silver in order to hedge or protect the value of the silver carried in our inventory from future price decreases. We account for these forward contracts as fair value hedges under SFAS 133. The fair value of these derivative liabilities is recognized in accrued liabilities in the unaudited Condensed Consolidated Balance Sheets. The net change in the derivative liability and the underlying amounts are recognized in the unaudited Condensed Consolidated Statements of Operations under cost of goods sold. Information on this type of derivative transaction is as follows:

	Three months ended
(In millions)	March 30, 2008	April 1, 2007
Gain arising from ineffectiveness included in operations	$0.0	$0.5

(In millions)	March 30, 2008	April 1, 2007
Aggregate notional value of derivatives outstanding	$4.8	$1.9
Period through which derivative positions currently exist	December 2008	May 2007
Gains (losses) in fair value of derivatives	$(0.4)	$0.1
The change in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(0.5)	$(0.2)

Prior to 2008, we also entered into commodity futures contracts to purchase natural gas to reduce our risk of future price increases. The Decatur, Alabama facility was the largest user of natural gas, and as a result of the closure of that facility in December 2007, there was no longer a need for these commodity futures contracts. As a result, all of our outstanding natural gas contracts were settled at the end of December 2007. Until the contracts were settled, we accounted for these transactions as cash flow hedges under SFAS 133. The fair value of these derivative assets was recognized in accrued liabilities in the unaudited Condensed Consolidated Balance Sheets. The net change in the derivative liability and the underlying amounts were recognized in the unaudited Condensed Consolidated Statements of Operations under cost of goods sold. Information on this type of derivative transaction is as follows:

	Three months ended
(In millions)	March 30, 2008	April 1, 2007
Losses arising from ineffectiveness included in operations	$0.0	$(1.5)
Losses reclassed from OCI to operations	$0.0	$(0.1)

(In millions)	March 30, 2008	April 1, 2007
Aggregate notional value of derivatives outstanding	$0.0	$6.3
Period through which derivative positions currently exist	n/a	December 2008
Losses in fair value of derivatives	$0.0	$(0.2)
The change in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$0.0	$(0.6)
Deferred losses included in OCI	$0.0	$(0.5)
Losses included in OCI to be recognized in the next 12 months	$0.0	$(0.2)
Number of months over which gain in OCI is to be recognized	n/a	21

Foreign Currency Exchange Risk

We are subject to market risk exposure from fluctuations in foreign currencies. Foreign currency exchange forward contracts may be used from time to time to hedge the variability in cash flows from the forecasted payment or receipt of currencies other than the functional currency. We do not enter into forward exchange contracts for speculative purposes. These forward currency exchange contracts and the underlying hedged receivables and payables are carried at their fair values, with any associated gains and losses recognized in current period earnings. These contracts cover periods commensurate with known or expected exposures, generally within three months. As of March 30, 2008, we had forward exchange contracts outstanding to sell foreign currency with a notional amount of $1.3 million. The estimated fair value of these forward exchange contracts to sell foreign currency was a loss of $0.1 million. The effect of a 10% adverse change in exchange rates would reduce the fair value by approximately $0.1 million.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Principal Executive Officer (“PEO”) and our Chief Financial Officer (“CFO”), we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, our PEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Based upon the evaluation performed by our management, which was conducted with the participation of our PEO and CFO, there has been no change in our internal control over financial reporting during the first quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

The Company has included in its Annual Report on Form 10-K for the year ended December 31, 2007 a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (“Risk Factors”). The Risk Factors are hereby incorporated in Part II, Item 1A of this Form 10-Q. The information presented below updates, and should be read in conjunction with, the Risk Factors.

Item 4.	Submission of Matters to a Vote of Security Holders

On March 20, 2008, holders of the Company’s Series A Convertible Preferred Stock (Plainfield Special Situations Master Fund Limited, Alkest, LLC and The Alpine Group, Inc.) signed a unanimous written Series A Holders Consent and Agreement to allow the following: Alpine to purchase $10.0 million of our Series B Convertible Preferred Stock, which has substantially the same terms and conditions as and ranks equal in rights and seniority with our outstanding Series A Convertible Preferred Stock, except for an initial annual dividend rate of 8.5% and Plainfield to enter into a Note Exchange and Debenture Agreement that will, among other things, issue to Plainfield $38,300,000 million in principal amount of its 10.5% Senior Exchange Notes due 2009 against surrender and delivery by Plainfield of $38,300,000 million in principal amount of the Company’s 7.375% Senior Notes due 2008;

Item 5.	Other Information

None

Item 6.	Exhibits

Item 6	Exhibits
3.1+	Certificate of Designations of Series B Convertible Preferred Stock, dated March 20, 2008 (attached as Exhibit A to the Series B Preferred Stock Purchase Agreement filed herewith).

10.1	Amendment No. 10 to Amended and Restated Credit Agreement, effective as of February 21, 2008, among the Company and its U.S. subsidiaries, the lenders named therein and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2008).

10.2+	Amendment No. 11 to Amended and Restated Credit Agreement, effective as of February 28, 2008, among the Company and its U.S. subsidiaries, the lenders named therein and Wachovia Bank, National Association, as administrative agent.

Item 6	Exhibits
10.3	Amendment No. 12 to Amended and Restated Credit Agreement, dated as of March 14, 2008, among the Company and certain of its U.S. subsidiaries, the lenders named therein and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 26, 2008).

10.4+	Amendment No. 13 to Amended and Restated Credit Agreement, dated as of April 8, 2008, among the Company and certain of its U.S. subsidiaries, the lenders named therein and Wachovia Bank, National Association, as administrative agent.

10.5+	Amendment No. 3 to Receivables Sale Agreement (U.S.), dated as of February 27, 2008, among Wolverine Tube, Inc., Tube Forming, L.P., Small Tube Manufacturing LLC, Wolverine Joining Technologies, LLC and DEJ 98 Finance, LLC.

10.6+	Amendment No. 4 to Amended and Restated Receivables Purchase Agreement, dated as of February 1, 2008, among DEJ 98 Finance, LLC, Wolverine Finance, LLC, Wolverine Tube, Inc., Variable Funding Capital Company, LLC, The CIT Group/Business Credit, Inc., individually and as co-agent, and Wachovia Bank, National Association, individually and as agent.

10.7	Second Amended and Restated Receivables Purchase Agreement, dated as of February 21, 2008, among DEJ 98 Finance, LLC, Wolverine Finance, LLC, Wolverine Tube, Inc., The CIT Group/Business Credit, Inc., individually and as co-agent, and Wachovia Bank, National Association, individually and as agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 27, 2008).

10.8+	Series B Preferred Stock Purchase Agreement, dated as of March 20, 2008, by and between Wolverine Tube, Inc. and The Alpine Group, Inc.

10.9+	Series B Preferred Stock Registration Rights Agreement, dated as of March 20, 2008, by and between Wolverine Tube, Inc. and The Alpine Group, Inc. (attached as Exhibit B to the Series B Preferred Stock Purchase Agreement filed herewith).

10.10+	Amendment to Voting Agreement, dated as of March 20, 2008, by and between Wolverine Tube, Inc. and The Alpine Group, Inc. (attached as Exhibit E to the Series B Preferred Stock Purchase Agreement filed herewith).

10.11	Note Exchange and Debenture Agreement, dated as of March 20, 2008, by and between Wolverine Tube, Inc. and Plainfield Special Situations Master Fund Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 26, 2008).

10.12*	Consulting Agreement, dated as of February 29, 2008, by and between the Company and James E. Deason (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 6, 2008).

10.13	Asset Sale and Purchase Agreement, dated as of February 29, 2008, by and among Small Tube Manufacturing, LLC, as the seller, Wolverine Tube, Inc. and ST Products, LLC, as the buyer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 6, 2008).

10.14	Commitment to Provide Financing, dated as of March 10, 2008, by and among Wolverine Tube, Inc., The Alpine Group, Inc. and Plainfield Special Situations Master Fund Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 18, 2008).

10.15+	Purchase Agreement, dated as of March 14, 2008, by and among Wolverine China Investments LLC and Wieland-Werke AG, as the purchaser.

10.16	Purchase and Sale Agreement, effective as of January 25, 2008, by and between Wolverine Tube, Inc., and Anika and Associates, Inc., as the purchaser (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2008).

10.17	Bill of Sale, Assignment and Assumption of Contracts, dated as of April 21, 2008, by and between Wolverine Tube, Inc., and Anika and Associates, Inc., as the purchaser (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 25, 2008).

10.18	Novation Agreement, dated as of April 18, 2008, by and between Wolverine Tube, Inc., and Anika and Associates, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 25, 2008).

21.1+	List of Subsidiaries.

31.1+	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Item 6	Exhibits
31.2+	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement
+	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Wolverine Tube, Inc.

Dated: May 15, 2008	By:	/s/ David A. Owen
	Name:	David A. Owen
	Title:	Senior Vice President and Chief Financial Officer