Form 10-Q
period 2008-06-29
WOLVERINE TUBE INC
filed 2008-08-29
CIK 821407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 29, 2008

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date:

Class	Outstanding as of August 21, 2008
Common Stock, $0.01 Par Value	40,623,736 Shares

FORM 10-Q

QUARTERLY REPORT

PART I. Financial Information

Item 1.	Financial Statements

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended		Six months ended
(In thousands except per share amounts)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
		(See Note 2)		(See Note 2)
Net sales	$245,511	$297,557	$446,970	$518,931
Cost of goods sold	237,569	275,320	427,205	486,002

Gross profit	7,942	22,237	19,765	32,929
Selling, general and administrative expenses	6,246	7,741	13,181	14,576
Advisory fees and expenses	27	2,405	552	6,085
Restructuring and impairment charges	1,123	779	5,060	3,446

Operating income	546	11,312	972	8,822
Other (income) expense:
Interest expense, net	4,859	5,319	9,800	10,703
Amortization expense	574	618	1,271	1,212
Loss on sale of receivables	103	810	207	1,318
Embedded derivatives mark to fair value	(3)	(7,086)	(3)	(11,177)
(Gain) loss on sale of minority interest in Chinese subsidiary	378	—	(5,004)	—
Other (income) expense, net	(456)	188	(737)	(27)

Income (loss) from continuing operations before minority interest and income taxes	(4,909)	11,463	(4,562)	6,793
Minority interest in Chinese subsidiary	194	—	275	—
Income tax expense	787	252	1,888	671

Net income (loss) from continuing operations	(5,890)	11,211	(6,725)	6,122
Income from discontinued operations	2,717	2,088	8,564	4,822

Net income (loss)	(3,173)	13,299	1,839	10,944
Less: Accretion of convertible preferred stock and beneficial conversion feature	1,255	1,255	2,511	2,107
Preferred stock dividends	1,625	1,000	2,816	11,118

Net income (loss) applicable to common shares	$(6,053)	$11,044	$(3,488)	$(2,281)

Income(loss) per common share – Basic
Continuing operations	$(0.22)	$0.15	$(0.30)	$(0.47)
Discontinued operations	0.03	0.03	0.09	0.08

Net income (loss) per common share	$(0.19)	$0.18	$(0.21)	$(0.39)

Income (loss) per common share – Diluted
Continuing operations	$(0.22)	$0.15	$(0.30)	$(0.47)
Discontinued operations	0.03	0.03	0.09	0.08

Net income (loss) per common share	$(0.19)	$0.18	$(0.21)	$(0.39)

Shares used in computing income (loss) per share:
Basic	40,624	15,176	40,624	15,155
Diluted	40,624	15,176	40,624	15,155

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands except share and per share amounts)	June 29, 2008	December 31, 2007
		(See Note 2)
Assets
Current assets
Cash and cash equivalents	$26,363	$63,303
Restricted cash	6,957	2,126
Accounts receivable, net of allowances for doubtful accounts of $0.6 million in both 2008 and 2007	113,131	108,398
Inventories	97,400	107,238
Assets held for sale	75,621	43,001
Derivative assets	2,125	975
Prepaid expenses and other assets	7,776	11,561

Total current assets	329,373	336,602
Property, plant and equipment, net	54,645	65,762
Goodwill	46,842	46,703
Intangible assets and deferred charges, net	6,668	4,284
Notes receivable	752	815

Total assets	$438,280	$454,166

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$57,559	$55,861
Accrued liabilities	16,574	26,072
Derivative liabilities	2,878	925
Deferred income taxes	605	677
Short-term borrowings	199,526	90,939
Liabilities held for sale	20,992	1,853

Total current liabilities	298,134	176,327
Long-term debt	—	146,021
Pension liabilities	14,326	17,616
Postretirement benefits obligation	6,887	18,776
Accrued environmental remediation	21,053	21,458
Purchase option liability	1,282	—
Deferred income taxes, non-current	3,112	3,064
Other liabilities	113	112

Total liabilities	344,907	383,374
Minority interest in Chinese subsidiary	5,207	—
Series A Convertible Preferred Stock, par value $1,000 per share; 90,000 shares authorized; 54,494 and 50,000 shares issued and outstanding as of June 29, 2008 and December 31, 2007, respectively	11,398	4,393
Series B Convertible Preferred Stock, par value $1,000 per share; 25,000 shares authorized; 10,000 and no shares issued and outstanding as of June 29, 2008 and December 31, 2007, respectively	9,700	—
Stockholders’ equity
Common stock, par value $0.01 per share; 180,000,000 shares authorized; 40,623,736 shares issued and outstanding as of both June 29, 2008 and December 31, 2007	406	406
Additional paid-in capital	145,429	146,815
Accumulated deficit	(97,795)	(96,818)
Accumulated other comprehensive income, net of tax	19,028	15,996

Total stockholders’ equity	67,068	66,399

Total liabilities, minority interest in Chinese subsidiary, convertible preferred stock and stockholders’ equity	$438,280	$454,166

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
(In thousands)	June 29, 2008	July 1, 2007
		(See Note 2)
Operating Activities
Income (loss) from continuing operations	$(6,725)	$6,122
Income from discontinued operations	8,564	4,822

Net income	1,839	10,944
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	3,239	5,328
Amortization	1,468	1,261
Deferred income taxes	(164)	(2,600)
Gain on early extinguishment of debt	(858)	—
Minority interest in Chinese subsidiary	275	—
Impairment of assets	391	—
Non-cash environmental and other restructuring charges	(775)	1,313
Change in fair value of embedded derivative	1,282	(11,177)
Stock compensation expense	1,136	932
Other non-cash items	(1,045)	(2,819)
Changes in operating assets and liabilities:
Accounts receivable, net	(21,239)	(35,984)
Purchase of accounts receivable	—	(3,882)
Inventories	(3,212)	(48,029)
Income taxes	277	(1,120)
Prepaid expenses and other	5,023	(4,741)
Accounts payable	5,689	41,385
Accrued liabilities, including pension, postretirement benefits and environmental	(4,914)	13,337

Net cash used in continuing operating activities	(20,152)	(40,674)
Net cash used in discontinued operating activities	(20,625)	(3,841)

Net cash used in operating activities	(40,777)	(44,515)

Investing Activities
Additions to property, plant and equipment	(2,302)	(1,594)
Proceeds from sale of assets	5,416	—
Investment purchases	—	(4,606)
Proceeds from sale of minority interest in Chinese subsidiary	9,500	—
Change in restricted cash	(4,831)	2,891

Net cash provided by (used in) continuing investing activities	7,783	(3,309)
Net cash provided by (used in) discontinued investing activities	22,201	(796)

Net cash provided by (used in) investing activities	29,984	(4,105)

Financing Activities
Financing fees and expenses paid	(1,713)	(86)
Payments under revolving credit facilities and other debt	(676)	(2,335)
Borrowings from revolving credit facilities and other debt	158	190
Issuance of preferred stock	14,194	45,179
Purchase of senior notes	(36,605)	—
Payment of dividends	(2,042)	(833)

Net cash provided by (used in) continuing financing activities	(26,684)	42,115
Net cash provided by (used in) discontinued financing activities	—	—

Net cash provided by (used in) financing activities	(26,684)	42,115

Effect of exchange rate on cash and equivalents from continuing operations	(14,638)	2,089
Effect of exchange rate on cash and equivalents from discontinued operations	15,175	706

Net cash used in continuing operations	(53,691)	221
Net cash provided by (used in) discontinued operations	16,751	(3,931)

Net decrease in cash and equivalents	(36,940)	(3,710)

Cash and equivalents at beginning of period	63,303	17,745

Cash and equivalents at end of period	$26,363	$14,035

Interest paid	$11,149	$10,448

Income taxes paid, net	$931	$914

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

The accompanying unaudited condensed consolidated financial statements presented herewith reflect all adjustments (consisting of only normal and recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results of operations for the six month periods ended June 29, 2008 and July 1, 2007. The results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

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

Adoption of New Accounting Policies

As of June 29, 2008, the Company’s significant accounting policies, which are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, have not materially changed from December 31, 2007, except for the following:

Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure certain financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We feel that the carrying value of our assets and liabilities closely approximates fair value. Therefore, we have elected not to adopt the fair value option included in SFAS 159.

FASB Statement of Financial Accounting Standard 157 (“SFAS 157”), Fair Value Measurements. In the first quarter of 2008, we adopted SFAS 157 which defines fair value, establishes a market-based hierarchy for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value, but does not require any new fair value measurements. SFAS 157 requirements for certain non-financial assets and liabilities have been deferred until the first quarter of 2009 in accordance with FASB Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. The adoption of SFAS 157 did not have a material impact on our results of operations, financial position or cash flows but resulted in additional disclosures contained herein.

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

•

Level 3 – Unobservable inputs – includes amounts derived from valuation models where one or more significant inputs are unobservable and require us to develop relevant assumptions. The only Level 3 liability for the Company is the Wieland option to purchase additional equity (see Note 6, Minority Interest in Chinese Subsidiary).

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 29, 2008:

($’s in millions)	Level 1	Level 2	Level 3	Total
Assets:

Derivatives (recorded in derivative assets)	$2.1	—	—	$2.1

Liabilities:

Derivatives (recorded in derivative liabilities)	$(2.9)	—	—	$(2.9)
Wieland option to purchase 20% additional equity	$—	—	(1.3)	$(1.3)

Financial instruments classified as Level 3 in the fair value hierarchy represents a purchase option value in which management has used at least one significant unobservable input in the valuation model. The following table presents a reconciliation of activity for the purchase option value:

Balance at beginning of period	$1,285
Total realized/unrealized (losses) or gains included in:
Other (income) expense, net	(3)

Balance at end of period	$1,282

The purchase option value was measured using the Black Scholes Option Pricing Model which estimates the value based upon the following inputs:

•	Option exercise price as of the grant date

•	Current asset value as of the grant date

•	Expected term

•	Expected dividends

•	Expected volatility

•	Risk-free interest rate

(2)	Correction of Prior Year Errors

In preparing the financial statements included in this Form 10-Q, we discovered certain errors associated with valuing and accounting for inventory and costs of sales. The errors that were discovered were associated with valuing and accounting for inventory and costs of sales at the Carrollton, Texas facility. The issues at the plant related to errors in costing of certain items, including labor and overhead capitalization. In addition, the Company recorded an unrelated adjustment to certain accounts in the first quarter of 2008 that related to unrealized foreign currency gains (losses), recorded in other (income) expense on the Condensed Consolidated Statement of Operations and accounts receivable on the Condensed Consolidated Balance Sheets which had been recorded incorrectly in prior periods. The foreign currency translation errors resulted from the duplication of revaluing inter-company invoices. Below is a description of the impact of these errors on prior reported financial statements:

(a)	Revision of the second quarter of 2007 financial statements and December 31, 2007 balance sheet:

The impact of these errors was not material to the Company’s December 31, 2007 consolidated financial statements or to the financial statements included in the Company’s Form 10-Q for the first and second quarter of 2007. The immaterial revisions to the Company’s previously filed financial statements included in its Form 10-Q for the second quarter of 2007 and to the December 31, 2007 balance sheet are presented below:

Wolverine Tube, Inc

Condensed Consolidated Statements of Operations

(in thousands, except share data)

(Unaudited)

(In thousands except per share amounts)	Cost of Goods Sold	Operating Income	Other (Income) expense, net	Income before minority interest and taxes	Net income
Three months ended July 1, 2007

As previously reported	$275,223	$11,409	$869	$10,879	$12,715
(Income) expense adjustment	97	97	$(681)	(584)	(584)

As revised	$275,320	$11,312	$188	$11,463	$13,299

Six months ended July 1, 2007

As previously reported	$485,493	$9,331	$860	$6,415	$10,566
(Income) expense adjustment	509	509	$(887)	(378)	(378)

As revised	$486,002	$8,822	$(27)	$6,793	$10,944

	Basic net income (loss) per common share	Diluted net income (loss) per common share
Three months ended July 1, 2007

As previously reported	$0.17	$0.17
Adjustment	0.01	0.01

As revised	$0.18	$0.18

Six months ended July 1, 2007

As previously reported	$(0.41)	$(0.41)
Adjustment	0.02	0.02

As revised	$(0.39)	$(0.39)

Wolverine Tube, Inc

Condensed Consolidated Balance Sheets

(in thousands)

(Unaudited)

	December 31, 2007 (as previously reported)	Adjustment	December 31, 2007 (as revised)
Assets:
Accounts receivable	$107,375	$1,023	$108,398
Inventory	110,768	(3,530)	107,238
Total current assets	339,109	(2,507)	336,602
Total assets	$456,673	$(2,507)	$454,166

Liabilities, preferred stock and stockholders’ equity:
Accumulated deficit	$(94,187)	$(2,631)	$(96,818)
Accumulated other comprehensive income, net of tax	15,872	124	15,996
Total stockholders’ equity	68,906	(2,507)	66,399
Total liabilities, preferred stock and stockholders’ equity	$456,673	$(2,507)	$454,166

Wolverine Tube, Inc

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the six months ended July 1, 2007 (as previously reported)	Adjustment	For the six months ended July 1, 2007 (as revised)
Income (loss) from continuing operations	$5,744	$378	$6,122
Net income	$10,566	$378	$10,944

Changes in operating assets and liabilities:
Accounts receivable, net	$(35,051)	$(933)	$(35,984)
Inventories	$(48,538)	$509	$(48,029)

(b)	Restatement of third quarter of 2007 and first quarter of 2008 financial statements:

The errors related to the first quarter of 2008 resulted in a decrease in cost of sales of approximately $2.2 million and a corresponding increase in gross profit, a decrease in accounts receivable of approximately $1.0 million and a corresponding decrease in other income, resulting in a net increase in net income of approximately $1.2 million. The errors related to the third quarter of 2007 resulted in a decrease in inventory of approximately $1.6 million with a corresponding increase in cost of sales, and increase in accounts receivable of approximately $0.2 million and a corresponding increase in other income, resulting in a net decrease in net income of approximately $1.4 million. After completing our analysis of the materiality of these errors in accordance with Staff Accounting Bulletin No. 99, Materiality, and Staff Accounting Bulletin No. 108 regarding the process of quantifying financial statement misstatements, and considering both the qualitative and quantitative effects of the errors, we determined that the financial statements for the first quarter of 2008 and the third quarter of 2007 contained errors that materially misstated those periods. Accordingly, we will file restated financial statements for the 2008 first quarter Form 10-Q, as soon as practicable after the filing of this second quarter Form 10-Q, and we will restate the financial statements for the third quarter of 2007 when we file our 2008 third quarter Form 10-Q.

(3)	Restricted Cash

Our liquidity is affected by restricted cash balances, which are included in current assets and are not available for general corporate use. Restricted cash as of June 29, 2008 and December 31, 2007 was $7.0 million and $2.1 million, respectively. At June 29, 2008 restricted cash includes $1.1 million in margin deposits related to our metal hedging programs, $1.0 million related to a cash collateral account created to fund increases in silver prices which exceeded the letters of credit required to secure our silver consignment facility, $0.5 million deposited in an interest bearing Brazilian bank account, $0.7 million as collateral to secure our purchase credit card program and $3.7 million related to cash collateral to support certain letters of credit under our secured revolving credit facility. Restricted cash at December 31, 2007 included $1.0 million related to deposits for margin calls on our metal hedge programs, $0.4 million deposited in an interest bearing Brazilian bank account, and $0.7 million as collateral to secure our purchase credit card program.

(4)	Discontinued Operations

On February 29, 2008, we sold substantially all of the assets and liabilities of our Small Tube Products (“STP”) business located in Altoona, Pennsylvania. Accordingly, we have restated all years such that earnings and losses, net of taxes, associated with the STP business are presented as a discontinued operation. We are currently negotiating through a working capital referee the final working capital settlement which we expect to be a payment to us of approximately $3.0 million.

During the periods reported, STP, as a limited liability company, was included in the consolidated tax provision and return of Wolverine Tube, Inc., its parent company. As a result of Wolverine Tube, Inc.’s net operating losses, which we believed were more likely than not, not recoverable, and after providing appropriate valuation allowances for the unrecoverable amounts, we recorded no income tax expense or benefit during these periods. See Note 19, Income Taxes, of the Consolidated Financial Statements.

On July 8, 2008 we closed on the sale of our Wolverine Tube Canada Inc., (“WTCI”) subsidiary located in London, Ontario Canada. The subsidiary produced wholesale and commercial products for sale in the North American markets. As the Company has implemented its strategy to exit the non-value added smooth surface tube markets, WTCI was not included in our going forward strategy. Exiting the WTCI business constitutes an exit of the wholesale business for Wolverine Tube, Inc.; therefore, we classified WTCI results as discontinued operations in all reported financial statements in this Form 10-Q.

See the table below for the net income results for the three and six months ended June 29, 2008 and July 1, 2007 of the discontinued operations:

	Three months ended		Six months ended
(In thousands)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net sales	$67,171	$85,594	$138,692	$150,923
Income before income taxes	2,807	3,552	8,654	6,762
Income taxes	90	1,464	90	1,940

Net income	$2,717	$2,088	$8,564	$4,822
Net income per common share – Basic	$0.03	$0.03	$0.09	$0.08
Net income per common share – Diluted	$0.03	$0.03	$0.09	$0.08

(5)	Inventories

Inventories are as follows:

(In thousands)	June 29, 2008	December 31, 2007
		(See Note 2)
Finished products	$42,451	$47,615
Work-in-process	23,791	28,732
Raw materials	20,538	15,947
Supplies	10,620	14,944

Totals	$97,400	$107,238

(6)	Minority Interest in Chinese Subsidiary

On March 14, 2008 we sold to The Wieland Group (“Wieland”), a leading manufacturer of semi-finished and special products in copper and copper alloys, an indirect 30.0% equity interest in Wolverine Tube Shanghai Co., Ltd. (“WTS”), a wholly owned Wolverine subsidiary before the transaction, for a payment of $9.5 million plus certain intangibles. The value of the intangibles has been established at $2.1 million. Per the agreement, Wieland may exercise an option between April 2011 and April 2013 to acquire an additional indirect 20.0% equity interest in WTS. The non-cash embedded derivative value, as appraised by a third party valuation firm, of the option to purchase the additional indirect 20.0% equity interest in WTS was initially valued at $1.3 million and was recorded as a long-term purchase option liability on the condensed consolidated balance sheet. The option will be revalued on a quarterly basis and marked to fair value as needed in accordance with FASB Statement of Financial Accounting Standard 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, as well as EITF Issue No. 00-6, Accounting for Freestanding Derivative Financial Instruments Indexed to, and Potentially Settled in, the Stock of a Consolidated Subsidiary. For the three and six months ended June 29, 2008, Wieland’s minority interest earnings from WTS were $194 thousand and $275 thousand respectively.

(7)	Earnings (Loss) Per Share

For the three and six months ended June 29, 2008, we accounted for earnings (loss) per share (“EPS”) in accordance with EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128 (“EITF 03-6”), which established standards regarding the computation of earnings (loss) per share by companies that have securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. EITF 03-6 requires earnings available to common stockholders for the period, after deduction of preferred stock dividends, to be allocated between the common and preferred stockholders based on their respective rights to receive dividends. Basic earnings (loss) per share is then calculated by dividing the net income (loss) allocable to common stockholders by the weighted average number of shares outstanding. EITF 03-6 does not require the presentation of basic and diluted earnings (loss) per share for securities other than common stock. Therefore, the following earnings (loss) per share amounts only pertain to common stock.

Under the guidance of EITF 03-6, diluted earnings (loss) per share is calculated by dividing income (loss) allocable to common stockholders by the weighted average common shares outstanding plus potential dilutive common stock such as stock options, unvested restricted stock and preferred stock. To the extent that stock options, unvested restricted stock, and preferred stock are anti-dilutive, they are excluded from the calculation of diluted earnings (loss) per share in accordance with Statement of Financial Accounting Standard 128 (“SFAS 128”), Earnings Per Share.

The calculation of net income (loss) per share for the three and six months ended June 29, 2008 and July 1, 2007 is presented below:

	Three months ended		Six months ended
(In thousands, except per share data)	June 29, 2008	July 1, 2007	June 29, 2008	July 1,2007
		(See Note 2)		(See Note 2)
Basic EPS
Net income (loss)	$(3,173)	$13,299	$1,839	$10,944
Less: accretion of convertible preferred stock and beneficial conversion feature	1,255	1,255	2,511	2,107
Less: preferred stock dividends	1,625	1,000	2,816	11,118

Net income (loss) available to common stockholders	$(6,053)	$11,044	$(3,488)	$(2,281)
Income from discontinued operations	2,717	2,088	8,564	4,822

Net income (loss) available to common stockholders	(8,770)	8,956	(12,052)	(7,103)

Amount allocable to common stockholders from continuing operations (1)	100%	25%	100%	100%
Amount allocable to common stockholders from discontinued operations (1)	41%	25%	41%	25%
Net income (loss) from continuing operations allocated to common stockholders	(8,770)	2,239	(12,052)	(7,103)
Net income from discontinued operations allocable to common stockholders	$1,112	$522	$3,505	$1,206

Basic weighted average number of common shares (2)	40,624	15,176	40,624	15,155

Basic income (loss) per share- Two class method
Continuing operations	$(0.22)	$0 15	$(0.30)	$(0.47)
Discontinued operations (1)	0.03	0.03	0.09	0.08

Net income (loss) per common share	$(0.19)	$0.18	$(0.21)	$(0.39)

Diluted EPS
Income (loss) available to common stockholders	$(6,053)	$11,044	$(3,488)	$(2,281)
Plus: other impact from assumed conversions	1,255	1,255	2,511	2,107
Plus: preferred stock dividends	1,625	1,000	2,816	11,118

Income (loss) available to common stockholders in addition to assumed conversions	(3,173)	13,299	1,839	10,944
Income from discontinued operations	2,717	2,088	8,564	4,822

Net income (loss) available to common stockholders in addition to assumed conversions	$(5,890)	$11,211	$(6,725)	$6,122
Amount allocable to common stockholders (1)	100%	25%	100%	100%
Net income (loss) from continuing operations allocable to common stockholders	(8,770)	2,239	(12,052)	(7,103)
Net income from discontinued operations allocable to common stockholders	$1,112	$522	$3,505	$1,206

Diluted weighted average number of common shares (2)	40,624	15,176	40,624	15,155

Diluted income (loss) per share – Two class method
Continuing operations	$(0.22)	$0.15	$(0.30)	$(047)
Discontinued operations	0.03	0.03	0.09	0.08

Net income (loss) per common share	$(0.19)	$0.18	$(0.21)	$(0.39)

(1)	Amount allocable to common stockholders is calculated as the weighted average number of common shares outstanding divided by the sum of common and preferred shares outstanding for the three and six months ended June 29, 2008 and July 1, 2007. In computing basic EPS using the two-class method, we have not allocated the loss available to common stockholders for the three months ended June 29, 2008 and July 1, 2007 and six months ended June 29, 2008 and July 1, 2007 between common and preferred stockholders since the preferred stockholders do not have a contractual obligation to share in the net losses.
(2)	We had stock options covering 14.1 million and 10.3 million shares of common stock for the six months ended June 29, 2008 and July 1, 2007, respectively. Common stock issuable upon an assumed conversion of our Series A Convertible Preferred Stock is 49.6 million shares, and our Series B Convertible Preferred Stock is 9.1 million shares. For the three months ended June 29, 2008 they were antidilutive, having no effect on EPS.

(8)	Recapitalization Plan

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

We have pursued a global refinancing transaction with respect to our 10.5% and 7.375% Senior Notes, our secured revolving credit facility and our receivables sale facility. In light of market conditions which have negatively affected our ability to execute such a global refinancing strategy, we took certain actions to be in a position to retire the 7.375% Senior Notes on their maturity date of August 1, 2008. In February 2008, we extended the maturity of our secured revolving credit facility and our receivables sale facility to April 28, 2009 and February 19, 2009, respectively, and we sold substantially all of the assets of our STP business for net proceeds of $22.5 million plus an anticipated working capital payment to us of approximately $3.0 million. In March 2008 we sold 30.0% of our WTS subsidiary for $9.5 million. On March 20, 2008, Plainfield refinanced $38.3 million of the 7.375% Senior Notes held by it by exchanging them for 10.5% Senior Exchange Notes due March 28, 2009, and Alpine purchased 10,000 shares of our Series B Convertible Preferred Stock, for $10.0 million, under terms substantially similar to the Series A Convertible Preferred Stock (except for an initial annual dividend rate of 8.5%). On April 21, 2008 we sold our Booneville, Mississippi facility, which was closed in January 2008, for $1.4 million. In July 2008, we sold our London, Ontario wholesale and commercial tube business for net proceeds of $41.0 million. These actions provided the liquidity required to repurchase or repay the outstanding 7.375% Senior Notes on or before their maturity in August 2008. On February 29, 2008, we repurchased $12.0 million in face amount of our 7.375% Senior Notes at a discount below the face value of the notes, and on April 8, 2008 we repurchased an additional $25.0 million in face amount of our 7.375% Senior Notes, also at a discount below the face value of the notes, leaving $61.4 million in face amount of our 7.375% Senior Notes, which we paid at maturity on August 1, 2008. We are continuing to pursue a refinancing plan with respect to the 10.5% Senior Notes, the 10.5% Senior Exchange Notes, our secured revolving credit facility and our receivables sale facility prior to their maturities in 2009. However, there can be no assurance that current and future discussions and negotiations with financial institutions and current and future credit market conditions will result in the refinancing of these facilities under terms acceptable to us prior to the applicable maturity dates.

(9)	Stock-Based Compensation Plans

At June 29, 2008, we had stock-based outside director, employee and non-employee (consultant) compensation plans. Subsequent to December 31, 2007, the Company has issued employee and non-employee stock options covering an aggregate of 37,500 and 7,000 shares of common stock respectively.

(10)	Interest Expense

The following table summarizes interest expense, net:

	Three months ended		Six months ended
(in thousands)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Interest expense – bonds and other	$5,047	$5,419	$10,650	$10,918
Interest income	(162)	(93)	(812)	(184)
Capitalized interest	(26)	(7)	(38)	(31)

Interest expense, net	$4,859	$5,319	$9,800	$10,703

(11)	Financing Arrangements and Debt

Debt consists of the following:

(In thousands)	June 29, 2008	December 31, 2007
Senior Notes, 7.375%, due August 2008	$61,415	$136,750
Discount on 7.375% Senior Notes, original issue discount amortized over 10 years	(3)	(17)
Senior Exchange Notes, 10.5%, due March 2009	38,300	—
Discount on 10.5% Senior Exchange Notes, original issue discount amortized over 1 year	(3)	—
Senior Notes, 10.5%, due April 2009	99,400	99,400
Discount on 10.5% Senior Notes, original issue discount amortized over 7 years	(128)	(214)
Other foreign facilities	545	1,017
Capitalized leases	—	24

Total debt	199,526	236,960
Less short-term borrowings	(199,526)	(90,939)

Total long-term debt	$—	$146,021

During the second quarter of 2008 we reclassified our 10.5% Senior Notes due April 1, 2009 from non-current to current liabilities. Also, during the second quarter of 2008, we purchased $25.0 million face value of our 7.375% Senior Notes at a discount of $258 thousand which we recorded as a gain on extinguishment of debt included in Other (income) expense, net on the Condensed Consolidated Statement of Operations.

Liquidity Facilities

As of June 29, 2008, our liquidity facilities consisted of a receivables sale facility of up to $75.0 million (see Note 12) and a secured revolving credit facility of up to $35.0 million. In addition, we maintained a silver consignment facility under which we may request consignments of silver with an aggregate value up to the lesser of $25.0 million or 90% of the aggregate undrawn face amount of letters of credit required to be provided to the facility provider. The agreements governing our liquidity facilities contain cross default provisions. The terms of the secured revolving credit facility and the silver consignment facility, as amended through December 31, 2007, are described in Note 11 of the Notes to the Consolidated Financial Statements contained in our Form 10-K for the fiscal year ended December 31, 2007, as updated by the disclosure in Note 10 to the Unaudited Condensed Consolidated Financial Statements contained in our Form 10-Q for the quarter ended March 30, 2008.

For the quarter ended June 29, 2008, we were not in compliance with the minimum consolidated EBITDA covenant set forth in the agreement governing our secured revolving credit facility, which resulted in an event of default under the facility. Effective August 28, 2008, the facility agent and lender waived this event of default, (along with an event of default under the facility resulting from a similar EBITDA covenant violation under our receivables sale facility). As a part of this waiver, we agreed to certain amendments to our secured revolving credit facility, including the following:

•	A reduction in the maximum aggregate borrowing availability under the facility from $35.0 million to $25.0 million;

•

An adjustment in the interest rate applicable to borrowings to the Eurodollar rate or the LMIR rate plus a margin of 3.0% or the greater of the prime rate or adjusted federal funds rate plus a margin of 1.50%, and an adjustment in the fee rate applicable to outstanding letters of credit to 3.0%;

•	A change in the maturity date of the facility from April 28, 2009 to February 19, 2009;

•

A revised minimum consolidated EBITDA covenant, applying only to our domestic operations, to be measured on a cumulative monthly basis beginning in August 2008 at $700,000 and increasing by $1.0 million per month through maturity;

•	A revised covenant requiring a fixed charge coverage ratio of 1.0 to 1.0, measured on a cumulative monthly basis beginning on August 1, 2008;

•

A new covenant requiring minimum excess liquidity, as measured by secured revolving credit facility and receivables sale facility availability, to be at least $15 million prior to October 1, 2008 and $20 million thereafter, plus in either case up to $6.6 million in unpaid pension contributions;

•	A revised covenant limiting capital expenditures to $3.0 million from August 1, 2008 through the new facility maturity date;

•

Revisions to certain negative covenants limiting the payment of dividends, the voluntary prepayment of any Senior Notes, investments in our foreign and other non-credit party subsidiaries, and certain payments under our Management Agreement with Alpine.

In addition, as a result of our restructuring activities and a significant decrease in inventories, as of July 24, 2008, the aggregate amount of letters of credit outstanding under the secured revolving credit facility exceeded our borrowing base by $2.0 million. As reflected in our August 28, 2008 waiver and amendment, on August 7, 2008, we deposited funds in an interest bearing cash collateral account with the facility agent and lender to remedy this overadvance.

Availability under our receivables sale facility as of June 29, 2008 was $37.6 million, with no advances outstanding. Under our secured revolving credit facility, at June 29, 2008 we had $22.4 million in letters of credit and no revolving loans outstanding. As a result of our restructuring activities and a significant decrease in inventories, the aggregate amount of letters of credit outstanding under the secured revolving credit facility exceeded our borrowing base by $2.0 million. On August 7, 2008, we deposited funds in an interest bearing cash collateral account with the facility agent and lender to remedy this overadvance.

Under our silver consignment facility at June 29, 2008, we had provided $16.5 million in letters of credit to support the facility, resulting in approximately $14.9 million of total availability thereunder. As of June 29, 2008, we had $14.1 million of silver in our inventory under the facility, with a corresponding amount included in accounts payable. A significant increase in silver prices which occurred late in the fourth quarter of 2007 necessitated an increase in the security arrangement under this facility. Early in January 2008, we arranged to deposit $3.0 million with HSBC in an interest bearing account to increase our availability under this facility. During the second quarter of 2008, with reductions in silver prices and inventory carried in our facility, we were able to reduce the deposit by $2.0 million and in July 2008, we eliminated the balance.

Under the agreement governing our silver consignment facility, we are required to comply with all the provisions of the credit agreement governing our secured revolving credit facility. Because of the events of default under the secured revolving credit facility described above, an event of default also occurred under the consignment facility, which was waived by the counterparty on August 28, 2008. The counterparty also waived an event of default arising from our failure to timely deliver a copy of this Form 10-Q. The consignment facility is a demand facility, meaning that all obligations thereunder will become due and payable upon demand by the counterparty. The counterparty may make such a demand, in its sole discretion, at any time and from time to time, whether or not an event of default has occurred or we are otherwise in compliance with the consignment facility.

(12)	Receivables Sale Facility

The terms of our $75.0 million receivables sale facility, as amended through December 31, 2007, are described in Note 12 of the Notes to Consolidated Financial Statements contained in our Form 10-K for the fiscal year ended December 31, 2007, as updated by the disclosure in Note 11 to the Unaudited Condensed Consolidated Financial Statements contained in our Form 10-Q for the quarter ended March 30, 2008. Additionally, on May 25, 2008, the receivables sale facility was further amended to remove receivables originated by WTCI from the receivables sale facility and provide for the repurchase by WTCI of certain outstanding receivables from DEJ 98 Finance, LLC.

For the quarter ended June 29, 2008, we were not in compliance with the minimum consolidated EBITDA test required by our receivables sale facility, which resulted in an amortization event under the facility. Effective August 28, 2008, the relevant counterparties waived the amortization events, along with certain amortization events resulting from the EBITDA covenant violation under our secured revolving credit facility, described above. In addition, the counterparties waived an amortization event resulting from our failure to comply with certain annual audited financial statement delivery requirements for the 2007 fiscal year, and extended our deadline for compliance. As a part of this waiver, we agreed to certain amendments to our receivables sale facility, including revisions to the EBITDA, fixed charge coverage ratio and capital expenditures requirements, as well as the inclusion of a new excess liquidity test, all consistent with the revised financial covenants set forth in the amendment to our secured revolving credit facility described in Note 11, above.

As of June 29, 2008, the value of the receivables interests eligible to be purchased under the facility totaled approximately $37.6 million. We had no advances outstanding as of June 29, 2008, leaving the entire $37.6 million available under the facility as of that date.

In accordance with the provisions of Statement of Financial Accounting Standard 140, (“SFAS 140”), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, we include in accounts receivable in our consolidated balance sheets the portion of receivables sold to DEJ 98 Finance, LLC (DEJ) which have not been resold by DEJ to certain purchasers (the Liquidity Banks). At June 29, 2008 and December 31, 2007, our retained interests in these receivables were $76.4 million and $80.5 million, respectively. At June 29, 2008, there were no outstanding advances under the facility.

Other than the receivables sale facility, we had no other off-balance sheet arrangements as of June 29, 2008, that either have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

(13)	Contingencies

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

We have accrued undiscounted estimated environmental remediation costs of $21.1 million at June 29, 2008, consisting of $8.6 million for the Decatur facility, $12.0 million for the Montreal facility and $0.5 million for the Ardmore facility. Based on information currently available, we believe that the costs of these matters are not reasonably likely to have a material effect on our business, financial condition or results of operations. However, actual costs related to environmental matters could differ materially from the amounts we estimated and accrued at June 29, 2008 if these environmental matters are not resolved as anticipated.

(14)	Comprehensive (Loss) Income

The following table summarizes comprehensive (loss) income:

	Three months ended		Six months ended
(In thousands)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
		(See Note 2)		(See Note 2)
Net income (loss)	$(3,173)	$13,299	$1,839	$10,944
Translation adjustment for financial statements denominated in a foreign currency	639	4,082	2,982	5,039
Unrealized gain (loss) on cash flow hedges	489	(627)	389	2,203
Recognized losses related to pension and post-retirement benefit plans	(205)	(219)	(274)	(33)

Comprehensive (loss) income	$(2,250)	$16,535	$4,936	$18,153

(15)	Restructuring and Other Charges

We recognized charges during the three and six months ended June 29, 2008 associated with restructuring activities before tax totaling $1.1 million and $5.1 million respectively.

The following sets forth the major types of costs associated with our active restructuring activities:

Montreal, Quebec Closing

(In thousands) Major Type Costs	Three months ended June 29, 2008	Six months ended June 29, 2008	Cumulative incurred through June 29, 2008
Impair and liquidate current assets	$81	$81	$4,053
Employee related costs	93	139	10,725
Environmental remediation	—	39	11,577
Post closing costs	748	1,070	3,165
Other costs / currency	(81)	(81)	180
Fixed asset impairment	—	—	14,796

Total	$841	$1,248	$44,496

Jackson, Tennessee Closing

(In thousands) Major Type Costs	Three months ended June 29, 2008	Six months ended June 29, 2008	Cumulative incurred through June 29, 2008
Impair and liquidate current assets	$—	$—	$746
Employee related costs	—	—	302
Environmental remediation	—	—	86
Post closing costs	—	(16)	856
Other costs / currency	—	—	657
Fixed asset impairment	—	—	20,950

Total	$—	$(16)	$23,597

Commodity Depot Closing

(In thousands) Major Type Costs	Three months ended June 29, 2008	Six months ended June 29, 2008	Cumulative incurred through June 29, 2008
Impair and liquidate current assets	$(350)	$(245)	$250
Employee related costs	—	42	80

Total	$(350)	$(203)	$330

Wholesale Distribution Relocation

(In thousands) Major Type Costs	Three months ended June 29, 2008	Six months ended June 29, 2008	Cumulative incurred through June 29, 2008
Building lease termination	$—	$—	$392
Other costs	—	—	7
Fixed asset impairment	—	—	71

Total	$—	$—	$470

Booneville, Mississippi Closing

(In thousands) Major Type Costs	Three months ended June 29, 2008	Six months ended June 29, 2008	Cumulative incurred through June 29, 2008
Impair and liquidate current assets	$—	$—	$915
Employee related costs	5	5	156
Post closing costs	241	1,200	1,212
Fixed asset impairment	38	391	3,049

Total	$284	$1,596	$5,332

Decatur, Alabama Closing

(In thousands) Major Type Costs	Three months ended June 29, 2008	Six months ended June 29, 2008	Cumulative incurred through June 29, 2008
Impair and liquidate current assets	$—	$—	$6,517
Employee related costs	143	(267)	2,869
Environmental remediation	—	—	8,601
Post closing costs	91	1,901	4,244
Other costs / currency	—	530	750
Fixed asset impairment	—	—	40,134

Total	$234	$2,164	$63,115

Corporate SG&A Reduction

(In thousands) Major Type Costs	Three months ended June 29, 2008	Six months ended June 29, 2008	Cumulative incurred through June 29, 2008
Employee related costs	$114	$182	$525
Post retirement benefit gain	—	—	(208)
Other costs / currency	—	89	149

Total	$114	$271	$466

Grand Total	$1,123	$5,060	$137,806

At the end of the second quarter of 2008, we had reserves of $0.6 million outstanding related to restructuring activities as compared with $1.8 million for the same period in 2007.

(16)	Industry Segments

Prior to the decision to sell WTCI, the Company operated in two business segments: Commercial Products and Wholesale Products. Commercial Products consists primarily of high value added products sold directly to original equipment manufacturers and includes technical, industrial, and copper alloy tubes, fabricated products, and metal joining products. The Commercial Products segment includes manufacturing plants in the U.S., Canada, China, Portugal and Mexico and a distribution center in the Netherlands. Wholesale Products are commodity-type plumbing and refrigeration tube products, which were primarily sold to plumbing wholesalers and distributors. The Wholesale Products segment in 2007 and the first quarter of 2008 included manufacturing facilities in the U.S and Canada. As a result of our decision to sell WTCI in July, 2008, wholesale products sold from Canada have been reclassified to discontinued operations in all periods reported. The performance of our operating segments is measured on the basis of net sales and gross profit. The level of net sales is directly impacted by the price of metal, primarily copper. We do not allocate to each reportable segment asset amounts and items of income and expense below gross profit.

Summarized financial information concerning our reportable segments is shown in the following table:

	Three months ended		Six months ended
(In thousands)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
		(See Note 2)		(See Note 2)
Pounds Shipped:
Commercial Products	46,480	53,744	86,890	95,216
Wholesale Products	(12)	12,607	252	24,009

Total pounds shipped	46,468	66,351	87,142	119,225

Net sales:
Commercial Products	$245,567	$240,298	$446,294	$423,107
Wholesale Products	(56)	57,259	676	95,824

Total net sales	$245,511	$297,557	$446,970	$518,931

Gross Profit:
Commercial Products	$7,942	$13,314	$20,220	$22,553
Wholesale Products	—	8,923	(455)	10,376

Total gross profit	$7,942	$22,237	$19,765	$32,929

Information concerning enterprise-wide revenues by product line is shown in the following table:

(In thousands)	Three months ended		Six months ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Commercial Products:
Tube Products	$188,861	$181,635	$338,099	$313,452
Fabricated Products	25,312	29,487	48,315	53,743
Other Products	31,394	29,176	59,880	55,912

Total Commercial Products	$245,567	$240,298	$446,294	$423,107
Wholesale Products:

Plumbing Tube	—	43,315	245	76,250
Refrigeration Tube	(56)	13,944	431	19,574

Total Wholesale Products	$(56)	$57,259	$676	$95,824

Total	$245,511	$297,557	$446,970	$518,931

(17)	Pension Plans

Defined Contribution Plans

We have 401(k) plans covering substantially all of our U.S. employees. We recorded expense with respect to these plans of $0.3 million and $1.2 million for the three months ended June 29, 2008 and July 1, 2007, respectively. We recorded expense with respect to these plans of $1.1 million and $2.1 million for the six months ended June 29, 2008 and July 1, 2007, respectively. Contributions made under our defined contribution plans may include the following components: (i) a match, at our discretion, of employee salaries contributed to the plans; (ii) a contribution amount equal to 3.0% of an employee’s annual salary; (iii) a “gain share” component dependent upon us attaining certain financial performance targets; and (iv) a transition provision, providing for contributions for five years, based upon an employee’s age and years of service.

U.S. Qualified Retirement Plan

The following table summarizes the components of net periodic pension cost (benefit) for the U.S. Qualified Retirement Plan, which was frozen on February 28, 2006, for the three and six months ended June 29, 2008 and July 1, 2007 respectively:

	Three months ended		Six months ended
(In thousands)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Interest cost	$2,438	$2,333	$4,876	$4,666
Expected return on plan assets	(2,734)	(2,691)	(5,468)	(5,382)
Amortization of net actuarial loss	—	176	—	352

Net periodic pension benefit	$(296)	$(182)	$(592)	$(364)

U.S. Non-qualified Retirement Plan

The following table summarizes the components of net periodic pension cost for the U.S. Non-Qualified Retirement Plan for the three and six months ended June 29, 2008 and July 1, 2007, respectively:

	Three months ended		Six months ended
(In thousands)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Interest cost	$17	$16	$34	$32
Amortization of net actuarial loss	—	1	—	1

Net periodic pension cost	$17	$17	$34	$33

Postretirement Benefit Obligation

During the fiscal year 2008, we expect the total U.S. and Canadian combined postretirement benefit costs to be $0.7 million. The following table summarizes the components of the net periodic costs for the three and six months ended June 29, 2008 and July 1, 2007 respectively:

	Three months ended		Six months ended
(In thousands)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Service cost	$77	$57	$154	$113
Interest cost	256	213	513	420
Amortization of prior service cost	(8)	(12)	(16)	(24)
Amortization of deferred gain	(160)	(112)	(319)	(226)
Curtailment gain (1)	—	—	(410)	—

Net periodic cost (benefit)	$165	$146	$(78)	$283

(1)	On February 29, 2008 we sold substantially all assets and certain liabilities of our STP business. On that date, the employees accepted offers of employment with the acquiring company. Accordingly, those employees were no longer entitled to receive these benefits and a curtailment gain was recorded as noted above.

(18)	Assets and Liabilities Held for Sale

Following the sale of the Booneville, Mississippi facility land, building, and a majority of the equipment (which occurred in the second quarter of 2008), we moved certain spare parts usable at other facilities to the Decatur, Alabama facility where we are housing surplus equipment held for sale. We are leasing the Booneville, Mississippi facility as it contains a major piece of equipment, which we believe will be sold in the third quarter of 2008, and other miscellaneous equipment from our closed Jackson, Tennessee facility. The remaining fair value of the equipment housed in Decatur, Alabama is noted below. Efforts continue to market all remaining assets held for sale.

During the first half of 2008, the Company actively pursued negotiations for the sale of its WTCI subsidiary, located in London, Ontario, Canada. On July 8, 2008, we closed on the sale of WTCI. Accordingly, we reclassified the assets and liabilities of WTCI as held for sale at June 29, 2008. See Note 23, Subsequent Events for further details regarding the sale.

The following indicates the components of assets and liabilities held for sale at June 29, 2008:

Assets and Liabilities Held for Sale

(in thousands)	Combined	Decatur, Alabama	Montreal, Quebec	WTCI
Accounts receivable	$27,549	$—	$—	$27,549
Inventory	18,695	—	—	18,695
Other	7,110	—	—	7,110
Land	9,130	3,680	3,721	1,729
Building	3,157	—	1,082	2,075
Equipment	9,980	588	1,962	7,430

Total assets held for sale	$75,621	$4,268	$6,765	$64,588

Post retirement benefit obligation	$11,224	$—	$—	$11,224
Other liabilities	9,768	—	—	9,768

Total liabilities held for sale	$20,992	$—	$—	$20,992

(19)	Income Taxes

As of June 29, 2008, Wolverine was subject to examination in the U.S. federal tax jurisdiction and various states for the 2004-2007 tax years. Wolverine was also subject to examination in various foreign jurisdictions for the 2002-2007 tax years. We believe appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

Penalties and tax-related interest expense are reported in other expense, net and interest and amortization expense, net, respectively, on the Condensed Consolidated Statements of Operations. As of the second quarter of 2008, amounts recognized in the financial statements relative to FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”) are offset by a valuation reserve, as we have significant net operating loss (“NOL”) carryforwards in the tax jurisdictions where we have uncertain tax positions and we would utilize these NOL’s in the event of an adjustment resulting from an audit by the respective taxing authority.

For the second quarter ended June 29, 2008, tax expense was $0.8 million, attributable to taxable income at our foreign locations. Tax benefit in the U.S. operations and tax expense in our Canadian locations were offset by adjustments in the valuation allowance in those tax jurisdictions.

During the first quarter of 2008, we accrued estimated capital gains taxes of $0.5 million on the sale of a portion of a foreign affiliate. Terms of the agreement related to the sale were modified in the second quarter of 2008. As a result the previously accrued capital gains taxes were no longer necessary and were reversed. In their place, alternative minimum taxes were deemed appropriate and accrued in the second quarter of 2008 in the U.S. tax entities. The effective tax rate for the second quarter of 2008 was not meaningful given a tax expense divided by a pretax loss. For the second quarter ended July 1, 2007, the income tax expense recorded was $0.3 million, net of an increase in our deferred tax valuation allowance. The effective tax rate for the second quarter of 2007 was 2.5%.

(20)	Litigation

Our facilities and operations are subject to extensive environmental laws and regulations, and we are currently involved in various proceedings relating to environmental matters (see Note 13 Contingencies). We are not involved in any legal proceedings that we believe could have a material adverse effect upon our business, operating results or financial condition.

(21)	Condensed Consolidating Financial Information

The following tables present condensed consolidating financial information for: (a) Wolverine Tube, Inc. (the Parent) on a stand-alone basis; (b) on a combined basis, the guarantors of the 10.5% Senior Notes and 7.375% Senior Notes (Subsidiary Guarantors), which include TF Investor, Inc.; Tube Forming, L.P.; Wolverine Finance, LLC; Wolverine China Investments, LLC; Wolverine PA, LLC; Wolverine Joining Technologies, LLC; WT Holding Company, Inc. and Tube Forming Holdings, Inc.; and (c) on a combined basis, the Non-Guarantor Subsidiaries, which include Wolverine Tube (Canada) Inc.; 3072452 Nova Scotia Company; 3072453 Nova Scotia Company; Wolverine Tube Canada Limited Partnership; Wolverine Tube (Shanghai) Co., Limited; Wolverine Wieland Singapore Holdings Private, Limited; Wolverine Shanghai Metals Co., Ltd.; Wolverine European Holdings BV; Wolverine Tube Europe BV; Wolverine Tube, BV; Wolverine Tubagem (Portugal), Lda; Wolverine Joining Technologies Canada, Inc.; Wolverine Asia, Limited; WLVN de Latinoamerica, S. de R.L. de C.V.; and WLV Mexico, S. de R.L. de C.V. Each of the Subsidiary Guarantors is 100% owned by the Parent. The guarantees issued by each of the Subsidiary Guarantors are full, unconditional, joint and several. Accordingly, separate financial statements of the 100% owned Subsidiary Guarantors are not presented because the Subsidiary Guarantors are jointly, severally and unconditionally liable under the guarantees, and we believe separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors. Furthermore, there are no significant legal restrictions on the Parent’s ability to obtain funds from its subsidiaries by dividend or loan.

The Parent is comprised of Oklahoma and Tennessee manufacturing operations and certain corporate management, sales and marketing, information services and finance functions located in Alabama.

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidating Statements of Operations

For the Three Months Ended June 29, 2008

(Unaudited)

(In thousands)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$174,606	$40,726	$35,923	$(5,744)	$245,511
Cost of goods sold	169,812	37,592	35,909	(5,744)	237,569

Gross profit	4,794	3,134	14	—	7,942
Selling, general and administrative expenses	5,001	592	653	—	6,246
Advisory fees and expenses	27	—	—	—	27
Restructuring and impairment charges	282	—	841	—	1,123

Operating income (loss)	(516)	2,542	(1,480)	—	546
Other (income) expense:
Interest expense, net	4,406	(105)	558	—	4,859
Amortization expense	659	—	(85)	—	574
Loss on sale of receivables	—	—	103	—	103
Embedded derivatives mark to fair value	—	—	(3)	—	(3)
Gain on sale of minority interest in Chinese subsidiary	—	—	378	—	378
Other (income) expense, net	4,427	155	(5,038)	—	(456)
Equity in earnings of subsidiaries	4,449	—	—	(4,449)	—

Income (loss) from continuing operations before minority interest and income taxes	(5,559)	2,492	2,607	(4,449)	(4,909)
Minority interest in Chinese subsidiary	194	—	—	—	194
Income tax expense (benefit)	137	(90)	740	—	787

Income (loss) from continuing operations	(5,890)	2,582	1,867	(4,449)	(5,890)
Income (loss) from discontinued operations	2,717	—	—	—	2,717

Net income (loss)	(3,173)	2,582	1,867	(4,449)	(3,173)

Less accretion of convertible preferred stock and beneficial conversion feature	1,255	—	—	—	1,255
Less preferred stock dividends	1,625	—	—	—	1,625

Net (loss) income applicable to common shares	$(6,053)	$2,582	$1,867	$(4,449)	$(6,053)

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidating Statements of Operations

For the Three Months Ended July 1, 2007

(See Note 2)

(Unaudited)

(In thousands)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$267,874	$40,365	$26,366	$(37,048)	$297,557
Cost of goods sold	252,855	36,007	23,506	(37,048)	275,320

Gross profit	15,019	4,358	2,860	—	22,237
Selling, general and administrative expenses	6,575	696	470	—	7,741
Advisory fees and expenses	2,405	—	—	—	2,405
Restructuring and impairment charges	261	—	518	—	779

Operating income	5,778	3,662	1,872	—	11,312
Other (income) expense:
Interest expense, net	5,304	(1)	16	—	5,319
Amortization expense	391	—	227		618
Loss on sale of receivables	—	—	810	—	810
Change in fair value of embedded derivative	(7,086)	—	—	—	(7,086)
Other (income) expense, net	973	200	(985)	—	188
Equity in earnings in Chinese subsidiaries	3,137	—	—	(3,137)	—

Income from continuing operations before income taxes	9,333	3,463	1,804	(3,137)	11,463
Income tax expense (benefit)	(1,878)	1,718	412	—	252

Income from continuing operations	11,211	1,745	1,392	(3,137)	11,211
Income from discontinued operations	2,088	—	—	—	2,088

Net income	13,299	1,745	1,392	(3,137)	13,299
Less accretion of convertible preferred stock	1,255	—	—	—	1,255
Less preferred stock dividends	1,000	—	—	—	1,000

Net income applicable to common shares	$11,044	$1,745	$1,392	$(3,137)	$11,044

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidating Statements of Operations

For the Six Months Ended June 29, 2008

(Unaudited)

(In thousands)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$311,702	$75,505	$70,866	$(11,103)	$446,970
Cost of goods sold	302,397	71,310	64,601	(11,103)	427,205

Gross profit	9,305	4,195	6,265	—	19,765
Selling, general and administrative expenses	10,762	1,204	1,215	—	13,181
Advisory fees and expenses	552	—	—	—	552
Restructuring and impairment charges	3,812	—	1,248	—	5,060

Operating income (loss)	(5,821)	2,991	3,802	—	972
Other (income) expenses :
Interest expense, net	8,809	(294)	1,285	—	9,800
Amortization expense	1,140	—	131	—	1,271
Loss on sale of receivables	—	—	207	—	207
Embedded derivatives mark to fair value	—	—	(3)	—	(3)
Gain on sale of minority interest in Chinese subsidiary	—	—	(5,004)	—	(5,004)
Other expense, net	4,405	356	(5,498)	—	(737)
Equity in earnings of subsidiaries	13,023	—	—	(13,023)	—

Income (loss) from continuing operations before minority interest and income taxes	(7,152)	2,929	12,684	(13,023)	(4,562)
Minority interest in Chinese subsidiary	275	—	—	—	275
Income tax expense (benefit)	(702)	749	1,841	—	1,888

Income (loss) from continuing operations	(6,725)	2,180	10,843	(13,023)	(6,725)
Income from discontinued operations	8,564	—	—	—	8,564

Net income	1,839	2,180	10,843	(13,023)	1,839

Less accretion of convertible preferred stock and beneficial conversion feature	2,511	—	—	—	2,511
Less preferred stock dividends	2,816	—	—	—	2,816

Net (loss) income applicable to common shares	$(3,488)	$2,180	$10,843	$(13,023)	$(3,488)

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidating Statements of Operations

For the Six Months Ended July 1, 2007

(See Note 2)

(Unaudited)

(In thousands)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$447,897	$74,986	$56,760	$(60,712)	$518,931
Cost of goods sold	428,886	66,312	51,516	(60,712)	486,002

Gross profit	19,011	8,674	5,244	—	32,929
Selling, general and administrative expenses	12,207	1,354	1,015	—	14,576
Advisory fees and expenses	5,829	—	256	—	6,085
Restructuring and impairment charges	2,515	—	931	—	3,446

Operating income (loss)	(1,540)	7,320	3,042	—	8,822
Other (income) expense:
Interest expense, net	10,656	—	47	—	10,703
Amortization expense	765		447		1,212
Loss on sale of receivables	—	—	1,318	—	1,318
Change in fair value of embedded derivative	(11,177)	—	—	—	(11,177)
Other (income) expense, net	1,500	407	(1,934)	—	(27)
Equity in earnings of subsidiaries	5,731	—	—	(5,731)	—

Income from continuing operations before income taxes	2,447	6,913	3,164	(5,731)	6,793
Income tax expense (benefit)	(3,675)	3,552	794	—	671

Net income from continuing operations	6,122	3,361	2,370	(5,731)	6,122
Income from discontinued operations	4,822	—	—	—	4,822

Net income	10,944	3,361	2,370	(5,731)	10,944
Less accretion of convertible preferred stock	2,107	—	—	—	2,107
Less preferred stock dividends	11,118	—	—	—	11,118

Net income (loss) applicable to common shares	$(2,281)	$3,361	$2,370	$(5,731)	$(2,281)

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidating Balance Sheets

June 29, 2008

(Unaudited)

(In thousands)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and equivalents	$13,963	$—	$12,400	$—	$26,363
Restricted cash	6,283	1	673	—	6,957
Accounts receivable, net	44,620	11,222	57,289	—	113,131
Inventories	43,345	40,631	13,424	—	97,400
Assets held for sale	4,268	—	71,353	—	75,621
Derivative assets	2,125	—	—	—	2,125
Prepaid expenses and other assets	3,793	3,027	956	—	7,776

Total current assets	118,397	54,881	156,095	—	329,373
Property, plant and equipment, net	21,757	14,162	18,726	—	54,645
Goodwill	—	44,747	2,095	—	46,842
Intangible assets and deferred charges, net	4,164	—	2,504	—	6,668
Deferred income taxes, non-current	6,771	(6,771)	—	—	—
Notes receivable	—	—	752	—	752
Investments in subsidiaries	467,241	325	—	(467,566)	—

Total assets	$618,330	$107,344	$180,172	$(467,566)	$438,280

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$27,155	$17,194	$13,210	$—	$57,559
Accrued liabilities	10,657	3,294	2,623	—	16,574
Derivative liabilities	2,878	—	—	—	2,878
Liabilities held for sale	—	—	20,992	—	20,992
Short-term borrowings	198,980	—	546	—	199,526
Deferred income taxes	1,104	(629)	130	—	605
Intercompany balances, net	247,160	(247,520)	360	—	—

Total current liabilities	487,934	(227,661)	37,861	—	298,134
Deferred income taxes	2,375	—	737	—	3,112
Long-term debt	—	—	—	—	—
Pension liabilities	14,326	—	—	—	14,326
Postretirement benefits obligation	4,639	—	2,248	—	6,887
Purchase option liability	1,282	—	—	—	1,282
Accrued environmental remediation	14,288	—	6,765	—	21,053
Other miscellaneous liabilities	113	—	—	—	113

Total liabilities	524,957	(227,661)	47,611	—	344,907
Minority interest in Chinese subsidiary	5,207	—	—	—	5,207
Preferred stock	21,098	—	—	—	21,098
Stockholders’ equity	67,068	335,005	132,561	(467,566)	67,068

Total liabilities, minority interest in Chinese subsidiary, convertible preferred stock, and stockholders’ equity	$618,330	$107,344	$180,172	$(467,566)	$438,280

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidating Balance Sheets

December 31, 2007

(See Note 2)

(Unaudited)

(In thousands)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and equivalents	$37,981	$—	$25,322	$—	$63,303
Restricted cash	1,446	1	679	—	2,126
Accounts receivable, net	56,380	17,860	34,158	—	108,398
Inventories	41,304	38,981	26,953	—	107,238
Assets held for sale	10,622	25,447	6,932	—	43,001
Derivative assets	975	—	—	—	975
Prepaid expenses and other assets	6,092	3,990	1,479	—	11,561

Total current assets	154,800	86,279	95,523	—	336,602
Property, plant and equipment, net	22,615	14,711	28,436	—	65,762
Goodwill	—	44,747	1,956	—	46,703
Intangible assets and deferred charges, net	3,774	5	505	—	4,284
Deferred income taxes, non-current	6,493	(6,493)	—	—	—
Notes receivable	—	—	815	—	815
Investments in subsidiaries	444,181	325	—	(444,506)	—

Total assets	$631,863	$139,574	$127,235	$(444,506)	$454,166

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$19,575	$19,042	$17,244	$—	$55,861
Accrued liabilities	17,485	2,411	6,176	—	26,072
Derivative liabilities	925	—	—	—	925
Liabilities held for sale	—	1,853	—	—	1,853
Short-term borrowings	89,898	—	1,041	—	90,939
Deferred income taxes	1,000	(525)	202	—	677
Intercompany balances, net	251,703	(202,677)	(49,026)	—	—

Total current liabilities	380,586	(179,896)	(24,363)	—	176,327
Deferred income taxes	2,375	—	689	—	3,064
Long-term debt	146,021	—	—	—	146,021
Pension liabilities	17,616	—	—	—	17,616
Postretirement benefits obligation	5,176	—	13,600	—	18,776
Accrued environmental remediation	9,185	—	12,273	—	21,458
Other miscellaneous liabilities	112	—	—	—	112

Total liabilities	561,071	(179,896)	2,199	—	383,374
Preferred stock	4,393	—	—	—	4,393
Stockholders’ equity	66,399	319,470	125,036	(444,506)	66,399

Total liabilities, convertible preferred stock, and stockholders’ equity	$631,863	$139,574	$127,235	$(444,506)	$454,166

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidating Statements of Cash Flows

For the Six Months Ended June 29, 2008

(Unaudited)

(In thousands)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Income (loss) from continuing operations	$(6,725)	$2,180	$10,843	$(13,023)	$(6,725)
Income from discontinued operations	8,564	—	—	—	8,564

Net income (loss)	$1,839	$2,180	$10,843	$(13,023)	$1,839
Depreciation	1,454	959	826	—	3,239
Amortization	1,161	—	307	—	1,468
Deferred income taxes	(174)	93	(83)	—	(164)
Stock compensation expense	1,136	—	—	—	1,136
Impairment of assets	391	—	—	—	391
Non-cash environmental and other restructuring charges	(735)	—	(40)	—	(775)
Gain on early extinguishment of debt	(858)	—	—	—	(858)
Minority interest in Chinese subsidiary	275	—	—	—	275
Change in embedded derivative mark to fair value	—	—	1,282	—	1,282
Other non-cash charges	1,161	(221)	(1,985)	—	(1,045)
Equity in earnings of subsidiaries	(13,023)	—	—	13,023	—
Changes in operating assets and liabilities:	34,690	2,742	(55,808)	—	(18,376)

Net cash provided by (used in) continuing operating activities	18,753	5,753	(44,658)	—	(20,152)
Net cash provided by discontinued operating activities	(20,625)	—	—	—	(20,625)

Net cash provided by (used in) operating activities	(1,872)	5,753	(44,658)	—	(40,777)

Investing Activities
Additions to property, plant and equipment	(10,455)	(409)	8,562	—	(2,302)
Proceeds from sale of assets	5,416	—	—	—	5,416
Proceeds from sale of minority interest in Chinese subsidiary	9,500	—	—	—	9,500
Change in restricted cash	(4,788)	—	(43)	—	(4,831)

Net cash provided by (used in) continuing investing activities	(327)	(409)	8,519	—	7,783
Net cash provided by discontinued investing activities	22,201	—	—	—	22,201

Net cash provided by (used in) investing activities	21,874	(409)	8,519	—	29,984

Financing Activities
Issuance of preferred stock	14,194	—	—	—	14,194
Financing fees and expenses paid	(1,560)	—	(153)	—	(1,713)
Payment of dividends	(2,042)	—	—	—	(2,042)
Intercompany dividends	19,644	—	(19,644)	—	—
Payments under revolving credit facilities and other debt	—	—	(676)	—	(676)
Borrowings from revolving credit facilities and other debt	—	—	158	—	158
Purchase of senior notes	(36,605)	—	—	—	(36,605)
Intercompany borrowings (payments)	(38,018)	(5,344)	43,362	—	—

Net cash provided by (used in) continuing financing activities	(44,387)	(5,344)	23,047	—	(26,684)
Net cash provided by (used in) discontinued financing activities	—	—	—	—	—

Net cash provided by (used in) financing activities	(44,387)	(5,344)	23,047	—	(26,684)

Effect of exchange rate on cash and equivalents of continuing operations	(14,808)	—	170	—	(14,638)
Effect of exchange rate on cash and equivalents on discontinued operations	15,175	—	—	—	15,175

Net decrease in cash from continuing operations	(40,769)	—	(12,922)	—	(53,691)
Net increase in cash from discontinued operations	16,751	—	—	—	16,751

Net decrease in cash and equivalents	(24,018)	—	(12,922)	—	(36,940)

Cash and equivalents at beginning of period	37,981	—	25,322	—	63,303

Cash and equivalents at end of period	$13,963	$—	$12,400	$—	$26,363

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidating Statements of Cash Flows

For the Six Months Ended July 1, 2007

(See Note 2)

(Unaudited)

(In thousands)	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Income (loss) from continuing operations	$6,122	$3,361	$2,370	$(5,731)	$6,122
Income from discontinued operations	4,822	—	—	—	4,822

Net income (loss)	$10,944	$3,361	$2,370	$(5,731)	$10,944
Depreciation	3,536	1,052	740	—	5,328
Amortization	795	—	466	—	1,261
Deferred income taxes	—	—	(2,600)	—	(2,600)
Stock compensation expense	932	—	—	—	932
Non-cash environmental and other restructuring charges	1,393	—	(80)	—	1,313
Change in embedded derivative mark to fair value	(11,177)	—	—	—	(11,177)
Other non-cash charges	(5,633)	322	2,492	—	(2,819)
Purchase of accounts receivable	—	—	(3,882)	—	(3,882)
Equity in earnings of subsidiaries	(5,731)	—	—	5,731	—
Changes in operating assets and liabilities:	(10,155)	21,278	(46,275)	—	(35,152)

Net cash provided by (used in) continuing operating activities	(19,918)	26,013	(46,769)	—	(40,674)
Net cash provided by discontinued operating activities	(3,841)	—	—	—	(3,841)

Net cash provided by (used in) operating activities	(23,759)	26,013	(46,769)	—	(44,515)

Investing Activities
Additions to property, plant and equipment	(740)	(133)	(721)	—	(1,594)
Change in restricted cash	1,843	—	1,048	—	2,891
Executive severance payment	(4,606)	—	—	—	(4,606)

Net cash provided by (used in) continuing investing activities	(3,503)	(133)	327	—	(3,309)
Net cash used in discontinued investing activities	(796)	—	—	—	(796)

Net cash provided by (used in) investing activities	(4,299)	(133)	327	—	(4,105)

Financing Activities
Issuance of preferred stock	45,179	—	—	—	45,179
Financing fees and expenses paid (received)	(189)	—	103	—	(86)
Payment of dividends	(833)	—	—	—	(833)
Payments under revolving credit facilities and other debt	(2,129)	(74)	(132)	—	(2,335)
Borrowings from revolving credit facilities and other debt	189	—	1	—	190
Intercompany borrowings (payments)	(14,954)	(25,806)	40,760	—	—

Net cash provided by (used in) continuing financing activities	27,263	(25,880)	40,732	—	42,115
Net cash provided by (used in) discontinued financing activities	—	—	—	—	—

Net cash provided by (used in) financing activities	27,263	(25,880)	40,732	—	42,115
Effect of exchange rate on cash and equivalents of continuing operations	(2,785)	—	4,874	—	2,089
Effect of exchange rate on cash and equivalents on discontinued operations	706				706

Net decrease in cash from continuing operations	1,057	—	(836)	—	221

Net increase in cash from discontinued operations	(3,931)	—	—	—	(3,931)

Net decrease in cash and equivalents	(2,874)	—	(836)	—	(3,710)

Cash and equivalents at beginning of period	3,150	—	14,595	—	17,745

Cash and equivalents at end of period	$276	$—	$13,759	$—	$14,035

(22)	Related Party Transactions

On November 28, 2007, we entered into a sole source purchasing agreement with Exeon, Inc. (“Exeon”), a wholly owned subsidiary of Alpine, effective as of January 1, 2008, whereby we have agreed to purchase from Exeon all of our scrap and cathode copper requirements for our Shawnee, Oklahoma and London, Ontario facilities. The agreement calls for approximately 2 days supply of copper to be held in our Shawnee and London plants on consignment until the material is put into production. Under the agreement, we will purchase copper scrap and cathode at substantially the same prices we were paying prior to entering into the agreement, but with enhanced terms. However, we believe consolidating our purchases in this manner will be more efficient and provide more opportunities to purchase scrap material from secondary markets.

During the second quarter of 2008 we purchased 21.6 million pounds of copper cathode and scrap from Exeon at the COMEX current month average price. This represented 66.2% of our North American copper purchases for the second quarter of 2008. Fees charged by Exeon to purchase copper cathode and scrap on our behalf totaled $0.1 million for the second quarter of 2008. These fees approximate our cost to perform the same services in-house.

We continue to maintain relationships with our copper vendors and management believes that should both parties elect to terminate the agreement, such termination would have no material impact on the Company’s financial condition or our ability to source copper cathode and copper scrap from third parties at the same or similar prices and terms to those of Exeon. However, we cannot be certain that the supply of copper will be available at prices and terms equal to or better than those of Exeon.

The Company and Alpine entered into a management agreement at the initial closing of the Preferred Stock Purchase Agreement in February 2007, pursuant to which Alpine will provide the Company with certain services for a two-year period in exchange for an annual fee of $1.3 million and reimbursement of reasonable and customary expenses incurred by Alpine. During the second quarter of 2008, we paid $0.3 million to Alpine for these services.

(23)	Subsequent Events

On July 8, 2008, we sold our London, Ontario plumbing tube business. In the transaction, we sold 100 Class B common shares in the capital of our wholly-owned subsidiary 3072996 Nova Scotia Company, representing 100% of the issued and outstanding share capital of that entity for $38.9 million (of which $0.5 million was held in escrow to satisfy certain potential post closing obligations). Additionally, we sold certain accounts receivable of Wolverine Tube, Inc. in the amount of $2.4 million, and we received $1.8 million owed by the Canadian subsidiary to Wolverine Tube, Inc. for inventory purchased prior to the sale.

On August 28, 2008, we received waivers from the counterparties under our secured revolving credit facility, our receivables sale facility and our silver consignment facility related to certain events of default that had occurred under those facilities, and we entered into amendments to the agreements governing our secured revolving credit facility and our receivables sale facility, all as described in Notes 11 and 12, above.

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

Company Overview

Wolverine Tube, Inc. is a global manufacturer and distributor of copper and copper alloy tube, fabricated products, and metal joining products. As of June 29, 2008, we operated our 8 facilities in the United States, Mexico, Canada, China and Portugal. We also have a distribution operation in the Netherlands. Our focus is on custom-engineered, higher value-added tubular products, including fabricated copper components and metal joining products, which enhance performance and energy efficiency in many applications, including: commercial and residential heating, ventilation and air conditioning, refrigeration, home appliances, industrial equipment, power generation, petrochemicals and chemical processing. We believe that we have the broadest product offering of any North American manufacturer of copper and copper alloy tube, which allows the offering of packaged solutions and cross selling opportunities.

Prior to the decision to sell WTCI, the Company operated in two business segments: Commercial Products and Wholesale Products. Commercial Products consist primarily of high value added products sold directly to original equipment manufacturers and include technical, industrial, and copper alloy tubes, fabricated products, and metal joining products. The Commercial Products segment includes manufacturing plants in the U.S., Canada, China, Portugal and Mexico and a distribution center in the Netherlands. Wholesale Products are commodity-type plumbing and refrigeration tube products, which were primarily sold to plumbing wholesalers and distributors. The Wholesale Products segment in 2007 and the first quarter of 2008 included manufacturing facilities in the U.S. and Canada. With the change in classification of our Canadian business to discontinued operations after the WTCI sale in July 2008, wholesale products sales have diminished. With our facility and business restructuring nearing completion, we are evaluating our remaining business relative to future segment reporting.

Recapitalization Plan

On February 1, 2007, we announced a recapitalization plan which would provide significant equity proceeds to Wolverine. We completed the first phase of this recapitalization plan, a private placement of 50,000 shares of Series A Convertible Preferred Stock, for $50.0 million, to Alpine and Plainfield on February 16, 2007. As part of this plan, we agreed to conduct a common stock rights offering to our common stockholders, which we completed on October 29, 2007, raising $27.5 million in equity proceeds. In addition, in connection with their initial investment, Alpine and Plainfield received an option to purchase additional shares of Series A Convertible Preferred Stock, at a price of $1,000 per share, up to an amount that would be sufficient to increase their aggregate ownership to 55.0% of our outstanding common stock on an as-converted, fully diluted basis following the completion of the rights offering. Alpine exercised this option on January 25, 2008 to purchase an additional 4,494 shares of Series A Convertible Preferred Stock, for $4.5 million. Additionally, Alpine purchased $10.0 million of our Series B Convertible Preferred Stock, which has substantially the same terms and conditions as and ranks equal in rights and seniority with our outstanding Series A Convertible Preferred Stock, except for an initial annual dividend rate of 8.5%. We raised a total of $92.0 million in gross equity proceeds in 2007 and 2008 from these transactions.

Since 2007, we have engaged in discussions with our preferred stockholders and a number of financial institutions regarding the possibility of a global refinancing transaction with respect to our 7.375% and 10.5% Senior Notes, our secured revolving credit facility and our receivables sale facility in anticipation of their maturities in 2008 and 2009. In light of market conditions which have negatively affected our ability to execute such a global refinancing strategy, we have taken certain actions to address the repayment of the 7.375% Senior Notes at their maturity on August 1, 2008. On February 21, 2008, we extended the maturity of our receivables sale facility and our secured revolving credit facility to February 19, 2009 and April 28, 2009, respectively. Further, on March 20, 2008, we refinanced $38.3 million of our 7.375% Senior Notes held by Plainfield by exchanging them for 10.5% Senior Exchange Notes due March 28, 2009. The proceeds from the equity transactions, along with the proceeds of $22.5 million from the sale of our STP business in February 2008, $9.5 million from the sale of 30.0% of our WTS operation in March 2008, $1.4 million from the sale of our Booneville, Mississippi facility, and $41.0 million from the sale our London, Ontario plumbing tube business in July 2008, coupled with available cash from operations and from our extended liquidity facilities, were sufficient to repurchase or repay the balance of the 7.375% Senior Notes on or before their maturity on August 1, 2008. On February 29, 2008, we repurchased $12.0 million in face amount of our 7.375% Senior Notes at a discount below the face value of the notes, and on April 8, 2008 we repurchased an additional $25.0 million in face amount of our 7.375% Senior Notes, also at a discount below the face value of the notes, leaving $61.4 million in face amount of our 7.375% Senior Notes which we repaid at maturity on August 1, 2008. We are continuing to pursue a refinancing transaction with respect to our 10.5% Senior Notes, the 10.5% Senior Exchange notes, our secured revolving credit facility and our receivables sale facility prior to their maturities in 2009. However, there can be no assurance that current and future discussions and negotiations with financial institutions and current and future credit market conditions will result in the refinancing of these facilities under terms acceptable to us prior to the applicable maturity dates.

See Note 8, Recapitalization Plan, of the Notes to the Unaudited Condensed Consolidated Financial Statements for further details.

Results of Operations

The following discussion summarizes the significant factors affecting the consolidated operating results of the Company for the three and six months ended June 29, 2008 and July 1, 2007. This discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes to the Unaudited Condensed Consolidated Financial Statements contained in Item 1 above, and the Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Executive Summary

•

Net sales for the second quarter of 2008 were $245.5 million. This represents a 17.5% decrease versus the second quarter of 2007 which primarily is the result of the closure of our manufacturing facilities located in Decatur, Alabama and Booneville, Mississippi in December of 2007 and January 2008, respectively, offset partially by a 9.9% increase in the average COMEX price for copper from the second quarter of 2007 to the second quarter of 2008 and an increase in sales of our externally sourced products.

•

The number of pounds of product shipped in the second quarter of 2008 decreased to 46.5 million pounds, a 30.0% decrease from the second quarter of 2007, reflecting the closure of the two facilities mentioned above (Decatur and Booneville) offset partially by an increase in shipments of externally sourced product pounds shipped.

•

Gross profit in the second quarter of 2008 declined to $7.9 million from $22.2 million for the same period a year ago primarily due to the impact of reduced housing starts on the appliance and HVAC markets and the closure of our Decatur, Alabama and Booneville, Mississippi facilities.

•

The net loss applicable to common stockholders for the second quarter of $6.1 million includes a $0.3 million gain from the retirement of $25.0 million of our 7.375% Senior Notes and $2.7 million in income from discontinued operations, restructuring costs of $1.1 million related to plant closures, Preferred Stock dividends of $1.6 million and the accretion allocations related to our Series A Convertible Preferred Stock in the amount of $1.3 million.

•	On April 21, 2008 we sold our Booneville, Mississippi facility for $1.4 million, effective as of January 25, 2008.

•	On July 8, 2008 we completed the sale of our London, Ontario wholesale and commercial tube business for net proceeds of $41.0 million.

•	During the first half of 2008, we sold assets from our closed Decatur, Alabama facility and our Booneville, Mississippi facility for $4.0 million.

For the Three Months Ended June 29, 2008, Compared with the Three Months Ended July 1, 2007

Pounds shipped were as follows:

Total Pounds Shipped	For the three months ended
(In thousands, except for percentages)	June 29, 2008	July 1, 2007	(Decrease)	%(Decrease)
Commercial products	46,480	53,744	(7,264)	(13.5)%
Wholesale products	(12)	12,607	(12,619)	NM

Total	46,468	66,351	(19,883)	(30.0)%

The 13.5% decrease in pounds shipped in the commercial products segment was due primarily to the reduction of certain commercial products which were previously produced in Decatur, Alabama and Booneville, Mississippi. The market has also been impacted by the drop in housing starts, overall economic uncertainties, and alternative metals. Wholesale products shipments have been eliminated due to the closure of the Decatur, Alabama and Booneville, Mississippi plants in December, 2007 and January 2008, respectively.

The following table presents a comparison of net sales by business segments:

Net Sales	For the three months ended		Increase	% Increase
(In thousands, except for percentages)	June 29, 2008	July 1, 2007	(Decrease)	(Decrease)
Commercial products	$245,567	$240,298	$5,269	2.2%

Wholesale products	(56)	57,259	(57,315)	NM

Total	$245,511	$297,557	$(52,046)	(17.5)%

Net sales decreased by 17.5% in the second quarter of 2008 compared to the same quarter of 2007. This decrease was the result of the 30.0% decrease in pounds shipped, noted above, partially offset by an increase in the per unit selling price from $4.48 in 2007 to $5.28 in 2008. The increased per unit selling price was the result of a 9.9% rise in the average COMEX price of copper for the comparable quarters from $3.46 in 2007 to $3.80 in 2008, along with an increase in the average annual unit fabrication revenues (net sales less the cost of metal) to $1.34 per pound in 2008, versus $1.16 per pound in 2007, reflecting the Company’s strategy to increase the sale of higher value added products.

Commercial product sales increased by 2.2% to $245.6 million in the second quarter of 2008 as compared to the same period of 2007. The 13.5% decrease in pounds shipped was more than offset by a 18.2% increase in the per unit selling price to $5.28 per pound in 2008 versus $4.47 per pound in 2007, due partly to the 9.9% rise in copper prices quarter over quarter, a richer mix of products sold and better pricing. Wholesale product sales have been eliminated in 2008 due to the closure of the Decatur, Alabama and Booneville, Mississippi facilities.

The following table presents a comparison of gross profit by business segment:

Gross Profit	For the three months ended
(In thousands, except for percentages)	June 29, 2008	July 1, 2007 (See Note 2)	(Decrease)	%(Decrease)
Commercial products	$7,942	$13,314	$(5,372)	(40.3)%
Wholesale products	—	8,923	(8,923)	NM

Total	$7,942	$22,237	$(14,295)	(64.3)%

Gross profit in our commercial products segment was adversely affected by reduced housing starts and its impact on the HVAC markets and, to a greater extent, the appliance markets which lowered our volume at several locations. In addition to the negative impact on gross profit from lower volume in these value added products, we were also not able to fully recover our overhead at these plants. As noted previously, we supplanted in-house manufactured tubing with outsourced tubing due to the closure of the Decatur, Alabama and Booneville, Mississippi facilities. Finally, increased freight costs to deliver off-shore outsourced products from overseas have affected commercial product margins as well. The decrease in wholesale products gross profits reflects the closure of our Decatur and Booneville facilities at the end of 2007 and the first quarter of 2008, respectively.

Selling, general & administrative (SG&A) expenses decreased by $1.5 million in the second quarter of 2008 as compared with the same period of 2007, largely due to the elimination of approximately 30.0% of our corporate, general and administrative positions as part of the restructuring of the Company’s North American operations announced in December 2007 and a reduction in other employee related costs.

Advisory fees and expenses were minimal for the second quarter of 2008 compared to the $2.4 million expenses in the same three month period of 2007. The $2.4 million of expenses in 2007 included $1.9 million of executive compensation and severance related to the change in control effective with the completion of the initial phase of the recapitalization plan on February 16, 2007 and $0.5 million related to the utilization of services of certain financial, legal and business advisors to consult on issues related to the recapitalization plan.

Restructuring expenses for the second quarter of 2008 were $1.1 million, of which $0.3 million was related to the closure of our Decatur, Alabama manufacturing facility and depot, Booneville, Mississippi manufacturing facility, and the reduction in our corporate, general and administrative burden. Additional expenses of $0.8 million related to the closure of our Montreal, Quebec facility. The restructuring expenses of $0.8 million in 2007 were related to the closing of our Jackson, Tennessee and Montreal, Quebec manufacturing facilities and the relocation of our U.S. wholesale warehouse into the Decatur, Alabama facility.

The second quarter net interest expense was $4.9 million in 2008 as compared to $5.3 million in the second quarter of 2007. The $0.4 million reduction was primarily the result of lower bond interest expense due to the purchase of $37.0 million of our 7.375% Senior Notes and increased interest income due to higher year over year cash balances. Amortization expenses were $0.6 million for the second quarters of both 2008 and 2007.

Loss on the sale of receivables associated with utilization of our receivables sale facility was $0.1 million in the second quarter of 2008 versus $0.8 million for the same period in 2007. The decline is associated with reduced utilization of our receivables sale facility following receipt of proceeds of the various financing and restructuring activities in 2007 and the first half of 2008.

For the three months ended July 1, 2007, we recorded non-cash income of $7.1 million to adjust the fair value of the conversion options embedded in the Preferred Stock Purchase Agreement entered into on February 16, 2007. The fair value of the derivative liabilities were adjusted through other (income) expense, net.

During the second quarter of 2008 we recorded $ 0.4 million additional expenses related to the sale of the indirect equity interest in WTS, our Chinese subsidiary.

Other (income) expense, net, for the three month period ended June 29, 2008 was income of $0.5 million compared to expense of $0.2 million in 2007. The income in 2008 represents a $0.3 million gain from the retirement of $25.0 million of our 7.375% Senior Notes, currency translation expenses of $0.2 million and other miscellaneous income of $0.4 million. The $0.2 million expense in 2007 represents $0.6 million of currency translation expenses, and miscellaneous income of $0.4 million.

Minority interest expense for the quarter was $194 thousand which reflects the earnings on 30.0% indirect equity interest in WTS purchased by Wieland effective March 14, 2008.

A net tax expense of $0.8 million was recorded in 2008 as compared with a net tax expense of $0.3 million in 2007. Tax expense reflects taxes accrued in foreign entities where we had taxable income for the quarter. The net tax expense from pre-tax income in our U.S. operations required an offsetting decrease in our tax valuation reserve and therefore no tax expense was recorded for these operations.

The income from discontinued operations net of tax was $2.7 million for the second quarter of 2008 compared to income net of tax of $2.1 million for the same period of 2007.

For the second quarter of both 2007 and 2008 we recorded a $1.3 million expense related to the accretion of the shares of our Series A Convertible Preferred Stock sold on February 16, 2007 to its redemption value of $50.0 million. This amortization will occur over ten years to the mandatory redemption date and was necessitated following the recording in 2007 of the embedded derivatives and the beneficial conversion feature associated with the Preferred Stock Purchase Agreement regarding the Series A Convertible Preferred Stock.

Dividend expense related to our Series A and Series B Convertible Preferred Stock was $1.6 million in the second quarter of 2008 versus $1.0 million during the second quarter of 2007. The increase was due in part to the additional shares of stock purchased by Alpine during the first six months of 2008. Additionally, under the terms of the Series A Convertible Preferred Stock, if at any time after June 16, 2007, the following two conditions are not satisfied (or waived by the holders of the Series A Convertible Preferred Stock):

(a) the number of authorized but unissued and otherwise unreserved shares of common stock is sufficient to permit the conversion of the Series A Convertible Preferred Stock into common stock, and

(b) the shares of common stock into which the Series A Convertible Preferred Stock is convertible are registered for resale under the Securities Act of 1933,

then the dividend rate on the Series A Convertible Preferred Stock will increase by 0.50% for each quarter in which those two conditions remain unsatisfied, up to a maximum increase of 2.0%. On May 24, 2007, we obtained stockholder approval to increase our authorized common stock from 40 million to 180 million, and our restated certificate of incorporation was amended accordingly on May 30, 2007. Consequently, as of June 16, 2007, we had satisfied the first equity condition, but not the second equity condition. The Series A preferred stockholders provided a conditional waiver to the adjustment to the dividend rate occurring on July 31, 2007 provided that both of the equity conditions were satisfied on or prior to July 31, 2007. The waiver provided that, in the event that the equity conditions were not satisfied by this date, the waiver would be of no force or effect and the applicable dividend rate adjustment (0.50%) would be made as of May 1, 2007 for the quarter ended July 31, 2007, and a further adjustment to occur on August 1, 2007 if the equity conditions were not satisfied as of that date. We did not satisfy the second equity condition as of July 31, 2007 or August 1, 2007. As a result, the dividend rate on the Series A Convertible Preferred Stock was adjusted to 8.5% for the quarter ended July 31, 2007. The dividend rate will be subject to further adjustment until the equity conditions are satisfied. The Series A preferred stockholders have granted a waiver of these dividend adjustment provisions to maintain a rate of 8.5% through June 30, 2008. However, we cannot give assurance that the Series A preferred stockholders will waive or modify these dividend adjustment provisions beyond that date. While we have expensed our dividend obligations, during the second quarter we reached our limit of $5.0 million on the amount of cash dividends that can be paid to the preferred stockholders without violating certain restrictive covenants applicable to our 10.5% Senior Notes. Accordingly, we are accruing the deferred dividends and interest thereon in accordance with the terms of the Series A and Series B Convertible Preferred Stock. Currently, deferred dividends accrue at an annual rate of 10.5% on the Series A Convertible Preferred Stock and 10.5% on the Series B Convertible Preferred Stock, subject to an increase of up to 2.0% in either case in the event certain equity conditions are not met. As of June 29, 2008, we have $1.5 million of deferred dividends and interest reflected on the Condensed Consolidated Balance Sheet in accrued liabilities.

The net loss applicable to common shares in the second quarter of 2008 was $6.1 million, or a loss of $0.19 per common share, compared with a net income of $11.0 million, or $0.18 per common share in 2007.

For the Six Months Ended June 29, 2008, Compared with the Six Months Ended July 1, 2007

Pounds shipped were as follows:

Total Pounds Shipped	For the six months ended
(In thousands, except for percentages)	June 29, 2008	July 1, 2007	(Decrease)	%(Decrease)
Commercial products	86,890	95,216	(8,326)	(8.7)%
Wholesale products	252	24,009	(23,757)	(99.0)%

Total	87,142	119,225	(32,083)	(26.9)%

The 8.7% decrease in pounds shipped in the commercial products segment was due to the reduction of certain commercial products which were previously produced in the Decatur, Alabama and Booneville, Mississippi plants, but continues to be impacted by the decrease in housing starts and economic uncertainties as they affect the HVAC and appliance industry’s demand for our products. Wholesale products shipments have been eliminated due to the closure of the Decatur, Alabama and Booneville, Mississippi plants in December, 2007 and the first quarter of 2007, respectively.

The following table presents a comparison of net sales by business segments:

Net Sales	For the six months ended		Increase	% Increase
(In thousands, except for percentages)	June 29, 2008	July 1, 2007	(Decrease)	%(Decrease)
Commercial products	$446,294	$423,107	$23,187	5.5%
Wholesale products	676	95,824	(95,148)	(99.3)%

Total	$446,970	$518,931	$(71,961)	(13.9)%

Net sales decreased by $72.0 million or 13.9% in the first six months of 2008 compared to the same period of 2007. This decrease was the result of the 26.9% decrease in pounds shipped, partially offset by an increase in the per unit selling price from $4.35 in 2007 to $5.13 in 2008. The increased per unit selling price was the result of a 19.1% rise in the average COMEX price of copper for the comparable periods from $3.08 in 2007 to $3.67 in 2008, along with an increase in the average annual unit fabrication revenues (net sales less the cost of metal) to $1.37 per pound in 2008, versus $1.21 per pound in 2007, reflecting the Company’s strategy to increase the sale of higher value added products.

Commercial product sales increased by 5.5% to $446.3 million for the first six months of 2008 as compared to $423.1 million for the same period of 2007. The 8.7% decrease in pounds shipped was more than offset by a 15.6% increase in the per unit selling price to $5.14 per pound in 2008 versus $4.44 per pound in 2007, due to the 19.1% rise in copper prices year over year and improved pricing. Wholesale product sales decreased by 99.3% due to the closure of our Decatur, Alabama and Booneville, Mississippi facilities.

The following table presents a comparison of gross profit by business segment:

Gross Profit	For the six months ended
(In thousands, except for percentages)	June 29, 2008	July 1, 2007 (See Note 2)	(Decrease)	%(Decrease)
Commercial products	$20,220	$22,553	$(2,333)	(10.3)%
Wholesale products	(455)	10,376	(10,831)	(104.4)%

Total	$19,765	$32,929	$(13,164)	(40.0)%

Gross profit in our commercial products segment was adversely affected by reduced housing starts and its impact on the HVAC markets and, to a greater extent, the appliance markets which lowered our volume at several locations. In addition to the negative impact on gross profit from lower volume in these value added products, we were also not able to fully recover our overhead at these plants. As noted previously, we supplanted in-house manufactured tubing with outsourced tubing due to the closure of the Decatur, Alabama and Booneville, Mississippi facilities. Finally, increased freight costs to deliver off-shore outsourced products from overseas have affected commercial product margins as well. The decrease in wholesale products gross profits reflects the closure of our Decatur and Booneville facilities at the end of 2007 and the first quarter of 2008, respectively.

Selling, general & administrative (SG&A) expenses were decreased by $1.4 million for the six month period ending June 29, 2008 as compared to the same period of 2007 due to the elimination of approximately 30.0% of our corporate, general and administrative positions as part of the restructuring of the Company’s North American operations announced in December 2007 and a reduction in other employee related costs.

Advisory fees and expenses for the first six months of 2008 totaled $0.6 million compared to $6.1 million for the same six month period of 2007. Expenses in 2008 of $0.6 million related to the continued utilization of the services of certain financial, legal and business advisors to consult on issues related to the restructuring of our balance sheet. The $6.1 million of expenses in 2007 included $5.1 million of executive compensation and severance related to the change in control effective with the completion of the initial phase of the recapitalization plan on February 16, 2007 and $1.0 million related to the utilization of services of certain financial, legal and business advisors to consult on issues related to the recapitalization plan.

Restructuring expenses for the six month period ending June 29, 2008 were $5.1 million, which included a $0.4 million non-cash write down of the fair value to the sale price of the Booneville, Mississippi assets held for sale. Of the remaining $4.7 million, $3.7 million related to closure of our Decatur, Alabama and Booneville, Mississippi manufacturing facilities and the reduction in our corporate general and the administrative burden. The remaining $1.0 million related primarily to the closure of our Montreal, Quebec facilities, which began in 2006. The restructuring expenses of $3.4 million in 2007 were related to the closure of our Jackson, Tennessee and Montreal, Quebec manufacturing facilities and the relocation of our U.S. wholesale warehouse into the Decatur, Alabama facility.

In the first six months of 2008, net interest expense was $9.8 million as compared to $10.7 million in the same period of 2007, due primarily to an increase of $0.7 million in interest income received from funds invested as a result of the influx of cash from our recapitalization plan and a decrease of $0.3 million of bond interest due to the reduction of $37.0 million in face value of our 7.375% Senior Notes. Amortization expenses were $1.2 million for the first six month periods of both 2008 and 2007.

Loss on the sale of receivables associated with utilization of our receivables sale facility was $0.2 million in the first six months of 2008 versus $1.3 million for the same period in 2007. The decline is associated with reduced utilization of our receivables sale facility following receipt of proceeds from various financing and restructuring activities in 2007 and the first half of 2008.

For the six month period ended June 29, 2007, we recorded non-cash income of $11.2 million as the result of adjusting the fair value of the conversion options embedded in the Preferred Stock Purchase Agreement entered into on February 16, 2007. The fair value of the derivative liabilities was adjusted through other (income) expense – net.

On March 14, 2008 we entered into an agreement with Wieland, a leading manufacturer of semi-finished and special products in copper and copper alloys, whereby Wolverine agreed to sell Wieland an indirect 30.0% equity interest in WTS for a payment of $9.5 million and certain intangibles. The value of the intangibles was established at $2.1 million. We also recorded non-cash costs of $1.3 million as the result of recording and adjusting the fair value option to purchase an additional indirect 20.0% equity interest in WTS between 2011 and 2013. This option will be revalued on a quarterly basis until the earlier of being exercised or the termination date of the option which is April, 2013. As a result of this sale, a $5.0 million gain was realized for the period ended June 29, 2008.

Other (income) expense, net, for the six month period ended June 29, 2008 was income of $0.7 million compared to income of $27 thousand in 2007. The income in 2008 represents a $0.9 million gain from the retirement of $37.0 million of our 7.375% Senior Notes, currency translation expense of $0.5 million, and other miscellaneous income of $0.3 million. The $27 thousand income in 2007 represents $415 thousand of currency translation expenses and miscellaneous income of $442 thousand.

Minority interest expense for the first six month of 2008 was $0.3 million which reflects the earning in 30.0% equity interest in WTS which was purchased by Wieland effective March 14, 2008.

A net tax expense of $1.9 million was recorded during the first six months of 2008 as compared with a net tax expense of $0.7 million in 2007. Tax expense in 2008 reflects taxes accrued in foreign entities where we had taxable income for the period and alternative minimum taxes accrued associated with our U.S. consolidated operations. The net tax benefit from the pretax loss in the U.S. was offset by an increase in our valuation allowance and therefore no other tax expense beyond the alternative minimum tax expense was recorded during the first six months of 2008. The $0.7 million tax expense for the same period of 2007 resulted mostly from profits in certain foreign jurisdictions where we had taxable income. The net tax expense from pre-tax income in our U.S. operations required an offsetting decrease in our tax valuation reserve and therefore no tax expense was recorded for these operations.

The income from discontinued operations net of tax was $8.6 million for the first six months of 2008 compared to income net of tax of $4.8 million for the same period of 2007. The income in 2008 reflects the $2.2 million gain on the sale of our STP business which occurred on February 29, 2008.

For the first six months of 2008 we recorded a $2.5 million expense related to the accretion of the shares of our Series A Convertible Preferred Stock sold on February 16, 2007 to its redemption value of $50.0 million. This amortization will occur over ten years to the mandatory redemption date and was necessitated following the recording in 2007 of the embedded derivatives and the beneficial conversion feature associated with the Preferred Stock Purchase Agreement regarding the Series A Convertible Preferred Stock. The comparable expense during the first six months of 2007 was $2.1 million.

Dividend expense related to our Series A and Series B Convertible Preferred Stock was $2.8 million in the first six months of 2008. In the first six months of 2007, Series A Convertible Preferred Stock dividends of $11.1 million included $9.6 million of non-cash deemed dividends to Series A Convertible Preferred Stock stockholders as a result of the beneficial conversion feature present in the convertible Preferred Stock Purchase Agreement. The increase in the remaining dividends was due in part to the additional shares of stock purchased by Alpine during the first six months of 2008. Additionally, under the terms of the Series A Convertible Preferred Stock, if at any time after June 16, 2007, the following two conditions are not satisfied (or waived by the holders of the Series A Convertible Preferred Stock):

(a) the number of authorized but unissued and otherwise unreserved shares of common stock is sufficient to permit the conversion of the Series A Convertible Preferred Stock into common stock, and

(b) the shares of common stock into which the Series A Convertible Preferred Stock is convertible are registered for resale under the Securities Act of 1933,

then the dividend rate on the Series A Convertible Preferred Stock will increase by 0.50% for each quarter in which those two conditions remain unsatisfied, up to a maximum increase of 2%. On May 24, 2007, we obtained stockholder approval to increase our authorized common stock from 40 million to 180 million, and our restated certificate of incorporation was amended accordingly on May 30, 2007. Consequently, as of June 16, 2007, we had satisfied the first equity condition, but not the second equity condition. The Series A preferred stockholders provided a conditional waiver to the adjustment to the dividend rate occurring on July 31, 2007 provided that both of the equity conditions were satisfied on or prior to July 31, 2007. The waiver provided that, in the event that the equity conditions were not satisfied by this date, the waiver would be of no force or effect and the applicable dividend rate adjustment (0.50%) would be made as of May 1, 2007 for the quarter ended July 31, 2007, and a further adjustment to occur on August 1, 2007 if the equity conditions were not satisfied as of that date. We did not satisfy the second equity condition as of July 31, 2007 or August 1, 2007. As a result, the dividend rate on the Series A Convertible Preferred Stock was adjusted to 8.5% for the quarter ended July 31, 2007. The dividend rate will be subject to further adjustment until the equity conditions are satisfied. The Series A preferred stockholders have granted a waiver of these dividend adjustment provisions to maintain a rate of 8.5% through June 30, 2008. However, we cannot give assurance that the Series A preferred stockholders will waive or modify these dividend adjustment provisions beyond that date. While we have expensed our dividend obligations, during the second quarter of 2008 we reached our limit of $5.0 million on the amount of cash dividends that can be paid to the preferred stockholders without violating certain restrictive covenants applicable to our 10.5% Senior Notes. Accordingly, we are accruing the deferred dividends and interest thereon in accordance with the terms of the Series A and Series B Convertible Preferred Stock. Currently, deferred dividends accrue at an annual rate of 10.5% on the Series A Convertible Preferred Stock and 10.5% on the Series B Convertible Preferred Stock, subject to an increase of up to 2.0% in either case in the event certain equity conditions are not met. As of June 29, 2008, we have $1.5 million of deferred dividends and interest reflected on the Condensed Consolidated Balance Sheet in accrued liabilities.

The net loss applicable to common shares in the six month period ended June 29, 2008 was $3.5 million, or a loss of $0.21 per common share, compared with a net loss of $2.3 million, or $0.39 per common share for the comparable period in 2007.

Liquidity and Capital Resources

The following table presents selected information concerning our financial condition:

(In thousands)	June 29, 2008	December 31, 2007	July 1, 2007
		(See Note 2)	(See Note 2)
Cash and equivalents	$26,363	$63,303	$14,035
Working capital	$31,239	$160,275	$203,140
Total debt	$199,526	$236,960	$237,979
Current ratio	1.11	1.91	2.72

Overview and Outlook

Strategically, our objective is to strengthen and reposition the Company by concentrating on improving its competitiveness, operating performance and customer service, and by becoming a leading global supplier of value added solutions and products and systems that require high performance and energy efficient heat transfer and cooling. We have taken the necessary steps to pay our 7.375% Senior Notes when they matured on August 1, 2008 and extend our liquidity facilities through early 2009. We continue to work towards a global refinancing program to be in place prior to the maturing of our liquidity facilities and our 10.5% Senior Notes in early 2009. When we complete our balance sheet restructuring and a global refinancing program is accomplished, we believe we will be repositioned for growth in our core businesses.

As discussed in –Recapitalization Plan above, since February 2007, we have been engaged in a recapitalization plan designed to provide significant cash to Wolverine in preparation for the maturities of Wolverine’s Senior Notes and other liquidity facilities in 2008 and 2009. As part of this plan, we have raised capital and liquidated non-core assets to minimize the amounts utilized under our liquidity facilities, to retire our 7.375% Senior Notes on August 1, 2008, and to support our ongoing operations and restructuring activities required to implement our strategic objectives. To raise capital and liquidate non-core assets, we accomplished the following:

•	issued Series A Convertible Preferred Stock in the aggregate amount of $50.0 million in February 2007 and $4.5 million in January 2008

•	issued Series B Convertible Preferred Stock in the amount of $10.0 million in March 2008

•	completed a common stock rights offering in October 2007, netting proceeds of $27.5 million

•	sold our STP business in Altoona, Pennsylvania in February 2008 for proceeds net of costs of $22.5 million plus an anticipated working capital adjustment payable to us of approximately $3.0 million

•	sold an indirect 30.0% equity interest in our Shanghai operation for $9.5 million in March 2008

•	sold assets from our closed Decatur, Alabama facility and assets, land and building from the closed Booneville, Mississippi facility for $5.4 million during the first six months of 2008

•	in March 2008, refinanced $38.3 million of the 7.375% Senior Notes held by Plainfield, extending the maturity date to March 28, 2009

•	amended our receivables sale facility and our secured revolving credit facility in February 2008 to extend the maturity of these facilities to February 19, 2009 and April 28, 2009, respectively

•	sold our Wolverine Tube Canada, Inc. business for net proceeds of $41.0 million in July 2008

Our plan is to refinance our remaining 10.5% Senior Notes, our 10.5% Senior Exchange Notes, our secured revolving credit facility and our receivables sale facility prior to their maturities in 2009. While we believe this refinancing will be completed prior to the relevant maturity dates, there can be no assurance that current and future negotiations with financial institutions and current and future credit market conditions will result in the refinancing of these facilities on acceptable terms prior to the applicable maturity dates.

For the first six months of 2008, we had a net decrease in cash and cash equivalents of $36.9 million. Increases in cash and cash equivalents from the proceeds of various financing activities were offset by normal working capital needs, which typically increase during the first half of our fiscal year in line with the business cycle, and the purchase of $37.0 million of our 7.375% Senior Notes. In addition, a significant rise in both copper and silver prices has affected our cash balances during the first and second quarters of 2008.

Availability under our receivables sale facility as of June 29, 2008 was $37.6 million, with no advances outstanding. Under our secured revolving credit facility, at June 29, 2008 we had $22.4 million in letters of credit and no revolving loans outstanding. As a result of our restructuring activities and a significant decrease in inventories, the aggregate amount of letters of credit outstanding under the secured revolving credit facility exceeded our borrowing base by $2.0 million. On August 7, 2008, we deposited funds in an interest bearing cash collateral account with the facility agent and lender to remedy this overadvance.

For the quarter ended June 29, 2008, we were not in compliance with the minimum consolidated EBITDA requirements set forth in the agreements governing our secured revolving credit facility and our receivables sale facility, which resulted in certain events of default (or amortization events) under those facilities. Due to cross-default provisions, we were also in default under our silver consignment facility as of that date. On August 28, 2008, we received waivers of these defaults from the counterparties under each of those facilities, and we entered into amendments to the agreements governing our secured revolving credit facility and our receivables sale facility revising, among other things, the size, pricing and maturity date of our secured revolving credit facility as well as the financial covenants set forth in both facilities, all as described in Notes 11 and 12 to the Unaudited Condensed Consolidated Financial Statements, above.

See the discussion of risks related to our liquidity under Risk Factors in our Form 10-K for the year ended December 31, 2007 and in Item 1A, Risk Factors, of this Form 10-Q.

Sources of Liquidity

Our principal sources of liquidity are cash and cash equivalents, working capital decreases, amounts available under our liquidity facilities, proceeds from sales of certain assets, and cash proceeds from the sale of equity in connection with our recapitalization plan outlined in Recapitalization Plan above.

Cash and cash equivalents. For the six months ending June 29, 2008, we had a net decrease in cash and cash equivalents of $36.9 million from December 31, 2007. Cash provided by investing activities of $30.0 million were more than offset by cash used by continuing and discontinued operations of $40.8 million and $26.7 million of cash used by financing activities.

Working capital decreases. Working capital on June 29, 2008, after adjusting for assets and liabilities held for sale and the reclassification of $109.4 million of debt from long term to short term, decreased by $33.1 million from similarly adjusted working capital at December 31, 2007. The decrease in working capital was primarily due to the liquidation of working capital at our Decatur, Alabama and Booneville, Mississippi facilities following their closings in January 2008 and December 2007, respectively, partially offset by restructuring expenses and the impact of the 19.1% increase in the average COMEX price on accounts receivable, inventory and accounts payable.

Amounts available under liquidity facilities. Our receivables sale facility and secured revolving credit facility, as well as a credit facility in the Netherlands, are available for working capital needs. Our ability to access these liquidity facilities depends on the amount of available borrowing base or eligible receivables, less any required reserves or holdbacks, and is subject to our compliance with the terms and conditions of the facility agreements, including financial covenants. As described in Notes 11 and 12 above, we were not in compliance with certain covenants under these agreements as of June 29, 2008, and we received waivers of this non-compliance on August 28, 2008.

Borrowings under our secured revolving credit facility. We had no borrowings under our secured revolving credit facility at June 29, 2008 and approximately $22.4 million of standby letters of credit outstanding, partially secured by $3.7 million restricted cash on deposit. We had excess borrowing availability of $1.7 million under our secured revolving credit facility as of that date.

Cash from our receivables sale facility. The amount of cash available to us under our receivables sale facility is based upon the amount of eligible receivables and certain reserves required by the facility. Accordingly, availability may fluctuate over time, but in no case will it exceed the facility’s purchase limit of $75.0 million. Based upon a servicing report as of June 29, 2008, the value of receivables eligible to be purchased totaled approximately $37.6 million. At June 29, 2008 there were no outstanding advances under this facility.

Sale of certain assets. During the first six months of 2008, we received proceeds, net of costs, of $22.5 million from the sale of our STP business in Altoona, Pennsylvania and $9.5 million from the sale of a 30.0% indirect equity interest in WTS to Wieland. We received $5.4 million from the sale of assets from our closed Decatur, Alabama and Booneville, Mississippi facilities. In addition, in July 2008, following the close of the second quarter, we sold our Wolverine Tube Canada, Inc. business and other related assets for net proceeds of $41.0 million.

Cash proceeds from the sale of equity. As noted above, during the first half of 2008, Alpine invested an additional $4.5 million in Series A Convertible Preferred Stock on January 25, 2008, and another $9.7 million, net of $0.3 million in expenses, in Series B Convertible Preferred Stock on March 20, 2008.

Uses of Liquidity

Our principal uses of liquidity in the first six months of 2008 were funding restricted cash, net cash used by operations, capital expenditures, payments related to our outstanding debt and other liquidity facilities, preferred stock dividends, and the repurchase of our 7.375% Senior Notes.

Restricted Cash. Our liquidity is affected by restricted cash balances, which are included in current assets and are not available for general corporate use. Restricted cash balances as of June 29, 2008 were $7.0 million compared to $3.5 million as of July 1, 2007. This $3.5 million increase in restricted cash is the result of increased deposits under the silver consignment facility of $1.0 million, $3.7 million related to cash collateral to support certain letters of credit under our secured revolving credit facility, a $0.1 million increase in cash in our Brazilian bank account, and a $1.3 million decrease in the margin deposit on our metal hedge program. Silver prices have risen from $12.41 per troy ounce in June 2007 to $17.62 per troy ounce at the end of June 2008. As a result of these price increases, in January 2008 an additional $3.0 million deposit was required for our silver consignment facility, however due to reduced inventory levels, $2.0 million of the deposit was returned as of June 29, 2008. Subsequent to quarter end, further reductions in inventory levels enabled us to eliminate the remaining deposit. The decrease in the margin deposit on other metals was the result of a reduction in our overall net hedge position due to decreased inventory levels.

Cash used by operations. Cash used for operations in the first six months of 2008 was $40.8 million compared to $44.5 million in July 2007. The cash used by operations in 2008 decreased by $3.7 million primarily due to a reduction in inventory levels and an increase in payables due to improved terms associated with the execution of the agreement with Exeon as sole supplier of copper cathode and copper scrap at our Shawnee, Oklahoma and London, Ontario facilities.

Capital expenditures. In the first half of 2008, capital expenditures totaled $2.3 million versus $1.6 million in 2007. Capital expenditures include asset replacement, environmental and safety compliance, cost reduction and productivity improvement items. Projected capital expenditures for 2008 are expected to be in the range of $5.0 to $6.0 million.

Payments related to our outstanding debt and other liquidity facilities. In the first half of 2008, we made interest and other fee payments on our 7.375% and 10.5% Senior Notes and other debt totaling $11.1 million, as compared to payments of $10.4 million during the same period of 2007. We also paid Plainfield $1.1 million as a commitment fee to refinance $38.3 million of their 7.375% Senior Notes.

Preferred stock dividends. Dividends paid on our Series A and Series B Convertible Preferred Stock were $2.0 million in the first six months of 2008. In the first six months of 2007, Series A Convertible Preferred Stock dividends of $11.1 million included $9.6 million of non-cash deemed dividends to Series A Convertible Preferred Stock stockholders as a result of the beneficial conversion feature present in the convertible Preferred Stock Purchase Agreement. While we have expensed our dividend obligations, during the second quarter we reached our limit of $5.0 million on the amount of cash dividends that can be paid to the preferred stockholders without violating certain restrictive covenants applicable to our 10.5% Senior Notes. Accordingly, we are accruing the deferred dividends and interest thereon in accordance with the terms of the Series A and Series B Convertible Preferred Stock. Currently, deferred dividends accrue at an annual rate of 10.5% on the Series A Convertible Preferred Stock and 10.5% on the Series B Convertible Preferred Stock, subject to an increase to up to 12.0% in the case of the Series A Convertible Preferred Stock and 12.5% in the case of the Series B Convertible Preferred stock in the event certain equity conditions are not met. As of June 29, 2008, we have $1.5 million of deferred dividends and interest reflected on the Condensed Consolidated Balance Sheet in accrued liabilities.

Repurchase of our 7.375% Senior Notes. On February 29, 2008 we purchased $12.0 million in face amount of the notes at a discount below the face value of the notes, and on April 8, 2008 we purchased an additional $25.0 million in face amount of the notes, also at a discount below the face value of the notes and on August 1, 2008 we repaid the balance of the notes ($61.4 million).

Off-Balance Sheet Arrangements

Except as described in Note 12, Receivables Sale Facility, to the Unaudited Condensed Consolidated Financial Statements above, there were no material changes to the information regarding the off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off Balance Sheet Arrangements” and in Note 11 Receivables Sale Facility, in our Form 10-Q for the quarter ended March 30, 2008.

Other than the receivables sale facility, we had no other off-balance sheet arrangements as of June 29, 2008 that either have, or are reasonably likely to have, a material current or future effect on our financial conditions, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity Facilities

As more fully described in Notes 11 and 12 of the Notes to Consolidated Financial Statements contained in our 2007 Form 10-K, our financing arrangements as of June 29, 2008 consisted of our (i) 7.375% Senior Notes due August 1, 2008, our 10.5% Senior Exchange Notes due March 28, 2009 and our 10.5% Senior Notes due April 2009, of which $61.4 million, $38.3 million and $99.4 million, respectively, were outstanding; (ii) our liquidity facilities described below; and (iii) certain other credit arrangements with respect to our non-U.S. operations. The agreements governing our liquidity facilities, and the indentures and other agreements governing our Senior Notes, contain cross default provisions. We repaid the $61.4 million of outstanding 7.375% Senior Notes upon their maturity on August 1, 2008.

During the first half of 2008, our liquidity facilities consisted of a receivables sale facility of up to $75.0 million, a $35.0 million secured revolving credit facility and a silver consignment facility. We view our receivables sale facility and our secured revolving credit facility as sources of available liquidity to the extent excess availability exists. We view our silver consignment facility as a source of indirect liquidity because it allows us to reduce the amount of working capital necessary to fund our silver raw material requirements. The terms of each of these liquidity facilities, as amended through December 31, 2007, are described in Notes 11 and 12 of the Notes to Consolidated Financial Statements contained in our 2007 Form 10-K. During the first half of 2008, we amended our secured revolving credit facility and our receivables sale facility to, among other things, extend the maturity dates of the facilities, permit the sale of our Series B Convertible Preferred Stock to Alpine, refinance the 7.375% Senior Notes held by Plainfield, complete transactions in connection with the sale of a 30.0% indirect equity interest in WTS, sell our STP operation and remove Canadian receivables from the receivables sale facility. Additionally, on August 28, 2008, we received waivers from the counterparties under our secured revolving credit facility, our receivables sale facility and our silver consignment facility related to non-compliance of certain covenants that had occurred under those facilities, and we entered into amendments to the agreements governing our secured revolving credit facility and our receivables sale facility that, among other things, reduced the size of the secured revolving credit facility to $25 million and changed the maturity date of the secured revolving credit facility to February 19, 2009, and revised the financial covenants set forth in both facilities, all as described in Notes 11 and 12 to the Unaudited Condensed Consolidated Financial Statements, above The 2008 amendments and waivers respecting our liquidity facilities, as well as amounts available and outstanding under the facilities as of June 29, 2008, are described in Notes 11 and 12 to the Unaudited Condensed Consolidated Financial Statements, above, and in Notes 10 and 11 to the Unaudited Condensed Consolidated Financial Statements in our Form 10-Q for the period ended March 30, 2008.

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

We have accrued undiscounted estimated environmental remediation costs of $21.1 million at June 29, 2008, consisting of $8.6 million for the Decatur facility, $12.0 million for the Montreal facility and $0.5 million for the Ardmore facility. Based on information currently available, we believe that the costs of these matters are not reasonably likely to have a material effect on our business, financial condition or results of operations. However, actual costs related to environmental matters could differ materially from the amounts we estimated and accrued at June 29, 2008, and could result in additional exposure if these environmental matters are not resolved as anticipated.

Critical Accounting Policies

As of June 29, 2008, the Company’s significant accounting policies, which are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, have not materially changed from December 31, 2007, except for the following:

Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure certain financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We feel that the carrying value of our assets and liabilities closely approximates fair value. Therefore, we have elected not to adopt the fair value option included in SFAS 159.

FASB Statement of Financial Accounting Standard 157 (“SFAS 157”), Fair Value Measurements. In the first quarter of 2008, we adopted SFAS 157 which defines fair value, establishes a market-based hierarchy for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value, but does not require any new fair value measurements. SFAS 157 requirements for certain non-financial assets and liabilities have been deferred until the first quarter of 2009 in accordance with FASB Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. The adoption of SFAS 157 did not have a material impact on our results of operations, financial position or cash flows but resulted in additional disclosures contained herein.

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

•

Level 2 – Observable inputs other than the quoted prices in active markets for identical assets and liabilities – includes quoted prices for similar instruments, quoted prices for identical or similar instruments in inactive markets, and amounts

•

derived from valuation models where all significant inputs are observable in active markets. Level 2 financial assets and liabilities for the Company consist of foreign currency exchange forward contracts; and

•

Level 3 – Unobservable inputs – includes amounts derived from valuation models where one or more significant inputs are unobservable and require us to develop relevant assumptions. The only Level 3 liability for the Company is the Wieland option to purchase additional equity (see Note 6, Minority Interest in Chinese Subsidiary).

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 29, 2008:

($’s in millions)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (recorded in derivative assets)	$2.1	—	—	$2.1

Liabilities:
Derivatives (recorded in derivative liabilities)	$(2.9)	—	—	$(2.9)
Wieland option to purchase 20% additional equity	$—	—	(1.3)	$(1.3)

Financial instruments classified as Level 3 in the fair value hierarchy represents a purchase option value in which management has used a least one significant unobservable input in the valuation model. The following table presents a reconciliation of activity for the purchase option value:

Balance at beginning of period	$1,285
Total realized/unrealized (losses) or gains included in: Other (income) expense, net	(3)

Balance at end of period	$1,282

The purchase option value was measured using the Black Scholes Option Pricing Model which estimates the value based upon the following inputs:

•	Option exercise price as of the grant date

•	Current asset value as of the grant date

•	Expected term

•	Expected dividends

•	Expected volatility

•	Risk-free interest rate

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

	Three months ended		Six months ended
(In millions)	June 29, 2008	July 1, 2007 (See Note 2)	June 29, 2008	July 1, 2007 (See Note 2)
Gains (losses) arising from ineffectiveness included in operations	$0.2	$(0.4)	$—	$(0.3)
Gains (losses) reclassed from other comprehensive income (OCI) to operations	$—	$1.7	$0.4	$0.7

(In millions)	June 29, 2008	July 1, 2007 (See Note 2)
Aggregate notional value of derivatives outstanding	$1.9	$12.8
Period through which derivative positions currently exist	September 2008	December 2007
Gains in fair value of derivatives	$—	$0.6
The change in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$0.2	$(1.3)
Deferred gains included in OCI	$—	$0.4
Gains included in OCI to be recognized in the next 12 months	$—	$0.4
Number of months over which gain in OCI is to be recognized	3	6

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

	Three months ended		Six months ended
(In millions)	June 29, 2008	July 1, 2007 (See Note 2)	June 29, 2008	July 1, 2007 (See Note 2)
Losses arising from ineffectiveness included in operations	$—	$(0.1)	$—	$(0.4)
Losses reclassed from other comprehensive income (OCI) to operations	$(0.7)	$(1.3)	$(1.3)	$(0.3)

(In millions)	June 29, 2008	July 1, 2007 (See Note 2)
Aggregate notional value of derivatives outstanding	$4.5	$12.1
Period through which derivative positions currently exist	September 2008	September 2007
Gains (losses) in fair value of derivatives	$0.1	$(0.1)
The change in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(0.4)	$(1.2)
Deferred gains (losses) included in OCI	$0.1	$(0.1)
Gains (losses) included in OCI to be recognized in the next 12 months	$0.1	$(0.1)
Number of months over which gain in OCI is to be recognized	3	3

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

	Three months ended		Six months ended
(In millions)	June 29, 2008	July 1, 2007 (See Note 2)	June 29, 2008	July 1, 2007 (See Note 2)
Gains (losses) arising from ineffectiveness included in operations	$(0.2)	$—	$0.2	$0.3

(In millions)	June 29, 2008	July 1, 2007 (See Note 2)
Aggregate notional value of derivatives outstanding	$9.2	$9.6
Period through which derivative positions currently exist	August 2008	September 2007
Losses in fair value of derivatives	$(0.4)	$(1.3)
The change in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(1.0)	$(1.1)

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

Condensed Consolidated Statements of Operations under cost of goods sold. Information on this type of derivative transaction is as follows:

	Three months ended		Six months ended
(In millions)	June 29, 2008	July 1, 2007 (See Note 2)	June 29, 2008	July 1, 2007 (See Note 2)
Gains (losses) arising from ineffectiveness included in operations	$0.2	$—	$0.2	$0.5

(In millions)	June 29, 2008	July 1, 2007 (See Note 2)
Aggregate notional value of derivatives outstanding	$4.6	$1.7
Period through which derivative positions currently exist	December 2008	September 2007
Gains (losses) in fair value of derivatives	$(0.5)	$0.1
The change in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(0.5)	$(0.2)

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

	Three months ended		Six months ended
(In millions)	June 29, 2008	July 1, 2007 (See Note 2)	June 29, 2008	July 1, 2007 (See Note 2)
Gains (losses) arising from ineffectiveness included in operations	$—	$0.2	$—	$(1.3)
Gains (losses) reclassed from other comprehensive income (OCI) to operations	$—	$0.1	$—	$—

(In millions)	June 29, 2008	July 1, 2007 (See Note 2)
Aggregate notional value of derivatives outstanding	$—	$4.8
Period through which derivative positions currently exist	n/a	December 2008
Losses in fair value of derivatives	$—	$(0.6)
The change in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$—	$(0.4)
Deferred losses included in OCI	$—	$(1.3)
Losses included in OCI to be recognized in the next 12 months	$—	$(0.7)
Number of months over which gain in OCI is to be recognized	n/a	18

Foreign Currency Exchange Risk

We are subject to market risk exposure from fluctuations in foreign currencies. Foreign currency exchange forward contracts may be used from time to time to hedge the variability in cash flows from the forecasted payment or receipt of currencies other than the functional currency. We do not enter into forward exchange contracts for speculative purposes. These forward currency exchange contracts and the underlying hedged receivables and payables are carried at their fair values, with any associated gains and losses recognized in current period earnings. These contracts cover periods commensurate with known or expected exposures, generally within three months. As of June 29, 2008, we had forward exchange contracts outstanding to sell foreign currency with a notional amount of $1.8 million. The estimated fair value of these forward exchange contracts to sell foreign currency was a loss of $15 thousand. The effect of a 10% adverse change in exchange rates would reduce the fair value by approximately $0.2 million.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Principal Executive Officer (“PEO”) and our Chief Financial Officer (“CFO”), we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. As part of this evaluation, we determined that our controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms (disclosure controls and procedures and internal controls over financial reporting) were not effective for the current and prior periods, including as of December 31, 2007.

During the second quarter of 2008, we discovered certain errors in inventory accounting at one of our facilities and an adjustment recorded in 2008 correcting foreign currency translation errors recorded in prior periods. We have determined that certain key controls at corporate and one plant location were not operating effectively because they lacked reviews at a sufficient detailed level to identify material errors in consolidated balance sheet and statement of operations accounts, journal entries, changes in standard cost and certain inventory and inter-company account reconciliations.

Changes in Internal Control over Financial Reporting

Based upon the evaluation performed by our management, which was conducted with the participation of our PEO and CFO, there has been no change in our internal control over financial reporting during the second quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to June 29, 2008, we are in the process of enhancing our disclosure controls and internal controls over financial reporting by addressing the control deficiencies described above through:

•	Account reconciliation reviews,

•	Balance sheet and statement of operations reviews,

•	Journal entry reviews, and

•	Controls over changes to standard costs.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

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

Our receipt of the expected working capital adjustment payment in connection with the sale of our Small Tube Products business is subject to reduction (in whole or in part) based upon the determination of an independent referee.

On February 29, 2008, we sold substantially all of the assets and liabilities of our Small Tube Products business located in Altoona, Pennsylvania. In connection with the transaction, we estimate that we will receive an additional working capital adjustment payment of approximately $3.0 million. We have submitted necessary documentation to support this claim, and we have attempted to negotiate a final working capital adjustment settlement with the counterparty. Because both parties could not reach agreement, in accordance with the provisions of the transaction agreement, an independent working capital referee has been selected to determine a final settlement and is reviewing submissions from both parties. While we believe our position regarding the working capital adjustment claim is substantiated, there can be no assurance that the referee’s final determination will result in our timely receipt of the expected working capital adjustment payment.

Our inability to obtain or comply with renegotiated financial covenants in our liquidity facilities could result in restricted access to available amounts, or defaults, thereunder.

As described in Notes 11 and 12 to the Unaudited Condensed Consolidated Financial Statements above, we were not in compliance with the minimum consolidated EBITDA covenants set forth in the agreements governing our secured revolving credit facility and our receivables sale facility as of the quarter ended June 29, 2008, resulting in events of default under our liquidity facilities. On August 28, 2008, we obtained waivers of these events of default and entered into amendments to the secured revolving credit facility and receivables sale facility revising the financial covenants (including the EBITDA covenants) under these facilities through their maturity dates. There can be no assurance that we will be able to comply with any newly-negotiated financial covenants in the future or that we will be able to obtain further waivers or amendments of these covenants in the event of future noncompliance. If we are not in compliance with these covenants, and if we are unable to secure necessary waivers or other amendments from the counterparties, we will not have access to these facilities, which could significantly affect our ability to meet our expenses and operate our business. Further, such noncompliance could cause a default under these facilities, which, due to cross-default provisions in our financing agreements, could result in acceleration of our debt and other obligations under multiple agreements.

Item 3.	Defaults Upon Senior Securities

For the quarter ended June 29, 2008, we were not in compliance with the minimum consolidated EBITDA requirements set forth in the agreements governing our secured revolving credit facility and our receivables sale facility, which resulted in certain events of default (or amortization events) under those facilities. Due to cross-default provisions, we were also in default under our silver consignment facility as of that date. In addition, we were not in compliance with certain annual audited financial statement delivery requirements for the 2007 fiscal year pursuant to our receivables sale facility, nor with a requirement that we timely deliver a copy of this Form 10-Q pursuant to our silver consignment facility. On August 28, 2008, we received waivers of these defaults from the counterparties under each of those facilities, and we entered into amendments to the agreements governing our secured revolving credit facility and our receivables sale facility, all as described in Notes 11 and 12 to the Unaudited Condensed Consolidated Financial Statements, above.

Item 4.	Submission of Matters to a Vote of Security Holders

On June 17, 2008, the Company held its Annual Meeting of Stockholders. The matters voted on at the meeting and the result of those votes was as follows:

	Votes For (a)	Votes Withheld (a)
(1) Election of Steven S. Elbaum as Director	83,658,525	173,358

(2) Election of William F. Evans as Director	83,415,812	416,071

(3) Election of Brett A. Young as Director	83,296,079	535,804

(4) Election of John L. Duncan as Director	83,304,844	527,039

(5) Election of K. Mitchell Posner as Director	83,653,165	178,718

(6) Election of David M. Gilchrist, Jr. as Director	83,634,828	197,055

(7) Election of Alan Kestenbaum as Director	76,800,011	7,031,872

	Votes For (a)	Against (a)	Abstain (a)
(8) To amend and restate the Company’s Certificate of Designations of Series A Convertible Preferred Stock (b)	83,378,761	383,330	69,792

(9) To ratify the appointment of KMPG, LLP as the independent auditors for the fiscal year ending December 31, 2008	83,623,306	140,732	67,845

(a)	The number of votes, as illustrated above, is on a fully converted basis, as if all shares of Series A and Series B Convertible Preferred Stock were converted into common stock for voting purposes. Subject to the limitations described below, each holder of Series A and Series B Convertible Preferred Stock generally votes with the common stock on an as-converted basis on all matters. Each share of Series A and Series B Convertible Preferred Stock is convertible, at the option of the holder, into a number of shares of common stock equal to $1,000 divided by the conversion price of $1.10 per share, subject to customary anti-dilution adjustments. The holders of the Series A and Series B Convertible Preferred Stock are deemed to constitute a “group” within the meaning of Rule 13d-5(b) under the Securities Exchange Act of 1934. The group is not permitted, for so long as certain conditions apply, to vote in excess of 49.0% of the total voting power of all voting securities of the Company. The voting power of the 54,494 shares of outstanding Series A Convertible Preferred Stock and 10,000 shares of outstanding Series B Convertible Preferred Stock was therefore limited to a maximum of 48,634,776 shares when voting with the common stock on an as-converted basis at this Annual Meeting of Stockholders.
(b)	The stockholders voted to amend and restate the Company’s Certificate of Designations of Series A Convertible Preferred Stock to make the terms of the Series A and Series B Convertible Preferred Stock’s consistent, to clarify that the rights and seniority of the Series A and Series B Convertible Preferred Stock rank pari passu with each other and to reduce the number of authorized shares of Series A Convertible Preferred Stock from 90,000 shares to 76,500 shares. Approval of this matter required the separate vote of a majority of the outstanding shares of common stock of the Company, including the Series A and Series B Convertible Preferred Stock voting with the common stock on an as-converted basis, a majority of the outstanding shares of Series A Convertible Preferred Stock voting as a single class and a majority of the outstanding shares of the Series A and Series B Convertible Preferred Stock, voting as a single class. All shares of the Series A and Series B Convertible Preferred Stock voted in favor of amending the Certificate of Designations of Series A Convertible Preferred Stock. The common stock vote (excluding the as-converted Series A and Series B Convertible Preferred Stock) included 26,566,028 shares voted for the amendment, 383,330 shares voted against the amendment and 69,792 shares abstained from the vote. Therefore, a majority of each of the required voting classes approved the amendment of the Certificate of Designations of Series A Convertible Preferred Stock.

Item 5.	Other Information

Amendment to Receivables Sale Facility

On May 25, 2008, the Company amended its receivables sale facility (described in Note 12 to the unaudited condensed consolidated financial statements) to remove certain Canadian accounts receivable from the facility in connection with the subsequent sale of the Company’s London, Ontario wholesale and commercial tube business pursuant to (i) a Canadian Receivables Sale Termination and Reassignment Agreement (the “Termination Agreement”), dated as of May 25, 2008, among DEJ 98 Finance, LLC (“DEJ”), Wolverine Tube (Canada) Inc. (“WTCI”), The CIT Group/Business Credit, Inc. (“CIT/BC”) and Wachovia Bank, National Association (“Wachovia”), and (ii) Amendment No. 1 to Second Amended and Restated Receivables Purchase Agreement and Amendment No. 1 to Second Amended and Restated Performance Undertaking (“Amendment No. 1”), effective as of May 25, 2008, among the Company, DEJ, Wolverine Finance, LLC, CIT/BC and Wachovia.

The Termination Agreement terminated the Canadian Receivables Sale Agreement, dated as of April 4, 2006, between DEJ and WTCI (as amended, the “Canadian RSA”), and all obligations of DEJ to purchase accounts receivable pursuant to the Canadian RSA, and also provided for the release and reassignment to WTCI of certain accounts receivable and related assets conveyed under the Canadian RSA, in exchange for a payment to DEJ of US$7.5 million and CDN$21.3 million. Amendment No. 1 amended the Second Amended and Restated Receivables Purchase Agreement, dated as of February 21, 2008, among the Company, DEJ, Wolverine Finance, LLC, CIT/BC and Wachovia (as amended, the “RPA”), to reflect the termination of the Canadian RSA and the reassignment of certain accounts receivable previously sold thereunder.

Wachovia, the agent and a liquidity provider under the receivables sale facility, also serves as the administrative agent and a lender under the Company’s secured revolving credit facility.

Waivers and Amendments to Liquidity Facilities

On August 28, 2008, we received waivers from the counterparties under our secured revolving credit facility, our receivables sale facility and our silver consignment facility related to non compliance of certain covenants that had occurred under those facilities, and we entered into amendments to the agreements governing our secured revolving credit facility and our receivables sale facility, pursuant to the following:

•

Amendment No. 14 to Amended and Restated Credit Agreement and Waiver, dated as of August 28, 2008, by and among Wolverine Tube, Inc., TF Investor, Inc., Tube Forming Holdings, Inc., Tube Forming, L.P., Wolverine Finance, LLC, Wolverine Joining Technologies, LLC, Wolverine China Investments, LLC, WT Holding Company, Inc. and Wachovia Bank, National Association;

•

Waiver and Amendment No. 2 to Second Amended and Restated Receivables Purchase Agreement, effective as of August 28, 2008, by and among DEJ 98 Finance, LLC, Wolverine Finance, LLC, Wolverine Tube, Inc., The CIT Group/Business Credit, Inc. and Wachovia Bank, National Association; and

•

Waiver Letter Agreement regarding the Consignment Agreement, dated August 28, 2008, from HSBC Bank USA, National Association and acknowledged and agreed to by Wolverine Tube, Inc. and Wolverine Joining Technologies, LLC.

The terms and conditions of each of these waivers and amendments are described in Notes 11 and 12 to the Unaudited Condensed Consolidated Financial Statements, above. This description is qualified in its entirety by the full text of the waivers and amendments, copies of which are attached hereto as Exhibits 10.8, 10.9 and 10.10 and are incorporated herein by reference.

Item 6.	Exhibits

Item 6	Exhibits
3.1(i)	Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock, dated as of July 14, 2008 (incorporated by reference to Exhibit 3(i).1 to the Company’s Current Report on Form 8-K filed on July 18, 2008).

10.1	Purchase and Sale Agreement, effective as of January 25, 2008, by and between Wolverine Tube, Inc., as the seller, and Anika and Associates, Inc., as the purchaser (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2008).

10.2	Bill of Sale, Assignment and Assumption of Contracts, dated as of April 21, 2008, by and between Wolverine Tube, Inc., as the assignor, and Anika and Associates, Inc., as the assignee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 25, 2008).

10.3	Novation Agreement, dated as of April 18, 2008, by and between Wolverine Tube, Inc. and Anika and Associates, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 25, 2008).

10.4+	Specified Canadian Receivables Sale Agreement, dated as of May 25, 2008, by and between DEJ 98 Finance, LLC, as seller, and Wolverine Tube, Inc., as purchaser.

10.5+	Amendment No. 1 to Second Amended and Restated Receivables Purchase Agreement and Amendment No. 1 to Second

Amended and Restated Performance Undertaking, effective as of May 25, 2008, by and among DEJ 98 Finance, LLC, as seller, Wolverine Finance, LLC, as servicer, Wolverine Tube, Inc., performance guarantor, The CIT Group/Business Credit, Inc. and Wachovia Bank, as purchasers and agents.

10.6+	Canadian Receivables Sale Termination and Reassignment Agreement, dated as of May 25, 2008, by and among DEJ 98 Finance, LLC, Wolverine Tube (Canada) Inc., as originator, The CIT Group/Business Credit, Inc. and Wachovia Bank, National Association, as purchasers and agents.

10.7	Share and Asset Purchase Agreement, dated as of July 8, 2008, by and among Wolverine Tube Canada Limited Partnership and Wolverine Tube, Inc., as vendors, and 2172945 Ontario Limited and Black Ice Capital Corp., as purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 14, 2008).

10.8+	Amendment No. 14 to Amended and Restated Credit Agreement and Waiver, dated as of August 28, 2008, by and among Wolverine Tube, Inc., TF Investor, Inc., Tube Forming Holdings, Inc., Tube Forming, L.P., Wolverine Finance, LLC, Wolverine Joining Technologies, LLC, Wolverine China Investments, LLC, WT Holding Company, Inc. and Wachovia Bank, National Association.

10.9+	Waiver and Amendment No. 2 to Second Amended and Restated Receivables Purchase Agreement, effective as of August 28, 2008, by and among DEJ 98 Finance, LLC, Wolverine Finance, LLC, Wolverine Tube, Inc., The CIT Group/Business Credit, Inc. and Wachovia Bank, National Association.

10.10+	Waiver Letter Agreement regarding the Consignment Agreement, dated August 28, 2008, from HSBC Bank USA, National Association and acknowledged and agreed to by Wolverine Tube, Inc. and Wolverine Joining Technologies, LLC.

31.1+	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Wolverine Tube, Inc.

Dated: August 29, 2008	By:	/s/ David A. Owen
	Name:	David A. Owen
	Title:	Senior Vice President, Chief Financial Officer and Secretary