Form 10-Q/A
period 2008-03-30
WOLVERINE TUBE INC
filed 2008-11-12
CIK 821407

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

EXPLANATORY NOTE

Wolverine Tube, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment” or “Form 10-Q/A”) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2008, initially filed with the Securities and Exchange Commission (“SEC”) on May 15, 2008 (the “Original Filing”) to amend and restate financial statements and other financial information for the periods ended March 30, 2008, December 31, 2007 and April 1, 2007.

During preparation of the financial statements for the second quarter 2008 Form 10-Q, we discovered certain errors associated with valuing and accounting for inventory and costs of sales at the Carrollton, Texas facility, which were recorded on the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Operations, respectively. The issues at the plant related to errors in costing of certain items, including labor and overhead capitalization. In addition, the Company recorded an unrelated adjustment to certain accounts in the first quarter of 2008 that related to unrealized foreign currency gains (losses), recorded in other (income) expense on the Condensed Consolidated Statements of Operations and accounts receivable on the Condensed Consolidated Balance Sheets which had been recorded incorrectly in prior periods. The foreign currency translation errors resulted from the duplication of revaluing inter-company invoices. After completing our analysis of the materiality of these errors in accordance with Staff Accounting Bulletin No. 99, Materiality (SAB 99) and Staff Accounting Bulletin No. 108 (SAB 108) regarding the process of quantifying financial statement misstatements, and considering both the qualitative and quantitative effects of the errors, we determined that the financial statements for the first quarter of 2008 and the third quarter of 2007 contained errors that materially misstated those periods. As a result, management and the Audit Committee of the Board of Directors of the Company determined that the Company’s financial statements for the first quarter of 2008 and the third quarter of 2007 included in the Original Form 10-Q Filings should be restated and should no longer be relied upon. Accordingly, we are filing restated financial statements for the first quarter 2008 in this Form 10-Q/A.

This form 10-Q/A also includes a correction to the earnings per share calculation for the period ending April 1, 2007 due to an error in the calculation of the amount allocable to common stockholders from discontinued operations. Also, the Condensed Consolidated Statement of Cash Flows for the period ended March 30, 2008 has been changed for a correction to the amount of interest and income taxes paid originally reported due to the inclusion of value added taxes from our foreign operations and real estate taxes included by our Carrollton, Texas facility and reclassifications between continuing operations and discontinued operations for changes in operating assets and liabilities, property, plant and equipment, and the effect of exchange rate on cash and equivalents originally misclassified. The Condensed Consolidated Statement of Operations for the three months ended March 30, 2008 has been changed for a correction to reclassify the gain on sale of a minority interest in our Chinese subsidiary from other (income) expense to operating income (loss) and the Condensed Consolidated Balance Sheet as of March 30, 2008 has been changed for the reclassification of a purchase option liability between minority interest in Chinese subsidiary and long-term liabilities. In addition, for one location the Company has historically used a non-GAAP policy to record silver inventory quantity and pricing settlement adjustments in the first quarter of the subsequent year. We have determined to correctly record these adjustments in the same year as incurred in accordance with GAAP. Accordingly, we are revising the first quarter of 2008 and 2007 to reverse those out of period adjustments. We have assessed the materiality of these out of period adjustments in accordance with Accounting Principles Bulletin No. 28, Interim Financial Reporting paragraph No. 29 in addition to SAB 99 and SAB 108 and, based on this assessment, have concluded that the impact of these errors was not material to the Company’s December 31, 2007 Consolidated Financial Statements or to the Condensed Consolidated Financial Statements as of and for the three months ended April 1, 2007.

The tables below describe the restatements to the Company’s previously filed financial statements included in its Form 10-Q for the first quarter of 2008, and the immaterial revisions to the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statement of Cash Flows for the quarter ending April 1, 2007, and the Condensed Consolidated Balance Sheet for the year ended December 31, 2007 to reflect the correction of these errors for all periods contained herein:

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except share data)

(Unaudited)

(In thousands except per share amounts)	Cost of goods sold	Operating (income) loss	Gain on sale of minority interest of Chinese subsidiary	Other (income) expense, net	(Income) from continuing operations before minority interest and income taxes	Net (income) loss
Three months ended March 30, 2008

As previously reported	$243,156	$(659)	$(5,383)	$(1,110)	$(1,480)	$(3,817)
Carrolton inventory adjustment	(2,218)	(2,218)	—	—	(2,218)	(2,218)
Foreign currency adjustment	—	—	—	1,023	1,023	1,023
Inventory gain adjustment	820	820	—	—	820	820
Reclassification of gain on sale of minority interest	—	(5,383)	5,383	—	—	—

As restated	$241,758	$(7,440)	$—	$(87)	$(1,855)	$(4,192)

Three months ended April 1, 2007

As previously reported	$250,037	$19	$—	$418	$2,786	$2,150
Carrolton inventory adjustment	412	412	—	—	412	412
Inventory gain adjustment	647	647	—	—	647	647
Foreign currency adjustment	—	—	—	(206)	(206)	(206)

As revised	$251,096	$1,078	$—	$212	$3,639	$3,003

	Basic net income (loss) per common share	Diluted net income (loss) per common share
Three months ended March 30, 2008
As previously reported	$(0.01)	$(0.01)
Adjustment	0.01	0.01

As restated	$0.00	$0.00

Three months ended April 1, 2007

As previously reported	$(0.87)	$(0.87)
Adjustment	(0.12)	(0.12)

As revised	$(0.99)	$(0.99)

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

(Unaudited)

	March 30, 2008 (as previously reported)	Adjustment	March 30, 2008 (as restated)
Assets:
Inventory	$123,551	$(1,312)	$122,239
Total current assets	374,565	(1,312)	373,253
Total assets	$495,493	$(1,312)	$494,181

Liabilities, preferred stock and stockholders’ equity:
Purchase option liability	$—	$1,285	$1,285
Total liabilities	396,184	1,285	397,469
Minority interest in Chinese subsidiary	6,298	(1,285)	5,013
Accumulated deficit	(91,561)	(1,436)	(92,997)
Accumulated other comprehensive income, net of tax	18,048	124	18,172
Total stockholders’ equity	73,168	(1,312)	71,856
Total liabilities, preferred stock and stockholders’ equity	$495,493	$(1,312)	$494,181

	December 31, 2007 (as previously reported)	Adjustment	December 31, 2007 (as revised)
Assets:
Accounts receivable	$107,375	$1,023	$108,398
Inventory	110,768	(2,710)	108,058
Total current assets	339,109	(1,687)	337,422
Total assets	$456,673	$(1,687)	$454,986

Liabilities and stockholders’ equity:
Accumulated deficit	$(94,187)	$(1,811)	$(95,998)
Accumulated other comprehensive income, net of tax	15,872	124	15,996
Total stockholders’ equity	68,906	(1,687)	67,219
Total liabilities, preferred stock and stockholders’ equity	$456,673	$(1,687)	$454,986

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the three months ended March 30, 2008 (as previously reported)	Adjustment	For the three months ended March 30, 2008 (as restated)
Income (loss) from continuing operations	$298	$375	$673
Net income (loss)	$3,817	$375	$4,192

Changes in operating assets and liabilities:
Other non-cash items	$465	$(5,589)	$(5,124)
Accounts receivable, net	$(32,514)	$10,790	$(21,724)
Inventories	$(11,976)	$(2,297)	$(14,273)
Prepaid expenses and other	$(693)	$(37)	$(730)
Accrued liabilities, including pension, postretirement benefits and environmental	$2,491	$(2,500)	$(9)
Net cash used in continuing operating activities	$(16,003)	$742	$(15,261)
Net cash provided by discontinued operating activities	$2	$1,057	$1,059
Net cash used in operating activities	$(16,001)	$1,799	$(14,202)

Additions to property, plant and equipment	$(1,627)	$(528)	$(2,155)
Net cash provided by (used in) continuing investing activities	$4,661	$(528)	$4,133
Net cash provided by (used in ) investing activities	$27,185	$(528)	$26,657

Effect of exchange rate on cash and equivalents	$1,197	$(1,271)	$(74)

Net cash used in continuing operating activities	$(10,393)	$(1,057)	$(11,450)
Net cash provided by discontinued operating activities	$22,526	$1,057	$23,583

Interest paid	$5,500	$4	$5,504
Income taxes paid, net	$1,381	$(961)	$420

	For the three months ended April 1, 2007 (as previously reported)	Adjustment	For the three months ended April 1, 2007 (as revised)
Income (loss) from continuing operations	$(3,682)	$(853)	$(4,535)
Net income (loss)	$(2,150)	$(853)	$(3,003)

Changes in operating assets and liabilities:
Accounts receivable, net	$(17,177)	$(231)	$(17,408)
Inventories	$(14,537)	$1,059	$(13,478)

This Amendment sets forth the Original Filing in its entirety, as corrected for the restatements discussed above. The following sections have been revised to reflect the restatement: Item 1— Financial Statements, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 4—Controls and Procedures. No other information in the Original Filing has been updated. Other than as described above, this Amendment continues to speak as of the date of the Original Filing. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in other reports filed with or furnished to the SEC subsequent to the date of the Original Filing.

FORM 10-Q/A

QUARTERLY REPORT

PART I.	Financial Information

Item 1.	Financial Statements

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended
(In thousands except per share amounts)	March 30, 2008	April 1, 2007
	(Restated) (See Note 2)	(See Note 2)
Net sales	$255,837	$263,938
Cost of goods sold	241,758	251,096

Gross profit	14,079	12,842
Selling, general and administrative expenses	7,560	7,317
Gain on sale of minority interest of Chinese subsidiary	(5,383)	—
Advisory fees and expenses	524	3,680
Restructuring and impairment charges	3,938	2,923

Operating income (loss)	7,440	(1,078)
Other (income) expense:
Interest expense, net	4,871	5,325
Amortization expense	697	607
Loss on sale of receivables	104	507
Embedded derivatives mark to fair value	—	(4,090)
Other (income) expense, net	(87)	212

Income (loss) from continuing operations before minority interest and income taxes	1,855	(3,639)
Minority interest in Chinese subsidiary	81	—
Income tax expense	1,101	896

Net income (loss) from continuing operations	673	(4,535)
Income from discontinued operations	3,519	1,532

Net income (loss)	4,192	(3,003)
Less: Accretion of convertible preferred stock and beneficial conversion feature	1,255	852
Preferred stock dividends	1,191	10,118

Net income (loss) applicable to common shares	$1,746	$(13,973)

Income (loss) per common share – Basic
Continuing operations	$(0.04)	$(1.02)
Discontinued operations	0.04	0.03

Net income (loss) per common share	$0.00	$(0.99)

Income (loss) per common share – Diluted
Continuing operations	$(0.04)	$(1.02)
Discontinued operations	0.04	0.03

Net income (loss) per common share	$0.00	$(0.99)

Shares used in computing income (loss) per share:
Basic	40,624	15,132
Diluted	40,624	15,132

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands except share and per share amounts)	March 30, 2008	December 31, 2007
	(Restated) (See Note 2)	(See Note 2)
Assets
Current assets
Cash and cash equivalents	$75,436	$63,303
Restricted cash	7,591	2,126
Accounts receivable, net of allowances for doubtful accounts of $0.6 million in both 2008 and 2007	134,544	108,398
Inventories	122,239	108,058
Assets held for sale	16,996	43,001
Derivative asset	4,134	975
Prepaid expenses and other assets	12,313	11,561

Total current assets	373,253	337,422
Property, plant and equipment, net	66,104	65,762
Goodwill	46,849	46,703
Intangible assets and deferred charges, net	7,205	4,284
Notes receivable	770	815

Total assets	$494,181	$454,986

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$80,017	$55,861
Accrued liabilities	24,848	26,072
Derivative liability	6,920	925
Deferred income taxes	671	677
Short-term borrowings	125,499	90,939
Liabilities held for sale	—	1,853

Total current liabilities	237,955	176,327
Long-term debt	99,229	146,021
Pension liabilities	16,804	17,616
Postretirement benefits obligation	17,966	18,776
Accrued environmental remediation	21,002	21,458
Purchase option liability	1,285	—
Deferred income taxes, non-current	3,115	3,064
Other liabilities	113	112

Total liabilities	397,469	383,374
Minority interest in Chinese subsidiary	5,013	—
Series A Convertible Preferred Stock, par value $1,000 per share; 90,000 shares authorized; 54,494 and 50,000 shares issued and outstanding as of March 30, 2008 and December 31, 2007, respectively	10,143	4,393
Series B Convertible Preferred Stock, par value $1,000 per share; 25,000 shares authorized; 10,000 and no shares issued and outstanding as of March 30, 2008 and December 31, 2007 respectively	9,700	—
Stockholders’ equity
Common stock, par value $0.01 per share; 180,000,000 shares authorized; 40,623,736 shares issued and outstanding as of both March 30, 2008 and December 31, 2007	406	406
Additional paid-in capital	146,275	146,815
Accumulated (deficit)	(92,997)	(95,998)
Accumulated other comprehensive income, net of tax	18,172	15,996

Total stockholders’ equity	71,856	67,219

Total liabilities, minority interest in Chinese subsidiary, convertible preferred stock and stockholders’ equity	$494,181	$454,986

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Wolverine Tube, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
(In thousands)	March 30, 2008	April 1, 2007
	(Restated) (See Note 2)	(See Note 2)
Operating Activities
Income (loss) from continuing operations	$673	$(4,535)
Income from discontinued operations	3,519	1,532

Net income (loss)	4,192	(3,003)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,841	2,775
Amortization	717	628
Deferred income taxes	(26)	(1,081)
Gain on early extinguishment of debt	(600)	—
Minority interest in Chinese subsidiary	81	—
Impairment of assets	353	—
Non-cash environmental and other restructuring charges	(410)	1,328
Other non-cash items	(5,124)	(5,010)
Changes in operating assets and liabilities:
Accounts receivable, net	(21,724)	(17,408)
Purchase of accounts receivable	—	(26,382)
Inventories	(14,273)	(13,478)
Income taxes	118	(1,696)
Prepaid expenses and other	(730)	(10,862)
Accounts payable	23,852	28,978
Accrued liabilities, including pension, postretirement benefits and environmental	(9)	7,759

Net cash used in continuing operating activities	(15,261)	(38,984)
Net cash provided by discontinued operating activities	1,059	3,311

Net cash used in operating activities	(14,202)	(35,673)
Investing Activities
Additions to property, plant and equipment	(2,155)	(914)
Deposit received on sale of assets	2,253	—
Investment purchases	—	(2,989)
Proceeds from sale of minority interest in subsidiary	9,500	—
Change in restricted cash	(5,465)	1,402

Net cash provided by (used in) continuing investing activities	4,133	(2,501)
Net cash provided by (used in) discontinued investing activities	22,524	(80)

Net cash provided by (used in) investing activities	26,657	(2,581)
Financing Activities
Financing fees and expenses (paid) received	(1,597)	43
Payments under revolving credit facilities and other debt	(300)	(3,245)
Borrowings from revolving credit facilities and other debt	2	191
Issuance of preferred stock	14,194	45,179
Purchase of senior notes	(11,484)	—
Payment of dividends	(1,063)	—

Net cash provided by (used in) continuing financing activities	(248)	42,168
Net cash provided by (used in) discontinued financing activities	—	—

Net cash provided by (used in) financing activities	(248)	42,168
Effect of exchange rate on cash and equivalents	(74)	668
Net cash provided by (used in) continuing operations	(11,450)	1,351
Net cash provided by discontinued operations	23,583	3,231

Net increase in cash and equivalents	12,133	4,582
Cash and equivalents at beginning of period	63,303	17,745

Cash and equivalents at end of period	$75,436	$22,327

Interest paid	$5,504	$6,282

Income taxes paid, net	$420	$106

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

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 30, 2008:

($’s in millions)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (recorded in derivative assets)	$4.1	$—	$—	$4.1

Liabilities:
Derivatives (recorded in derivative liabilities)	$(6.9)	$—	$—	$(6.9)
Foreign currency exchange forward contracts	$—	$(0.1)	$—	$(0.1)

(2)	Restatement and Correction of Immaterial Errors

During preparation of the financial statements for the second quarter 2008 Form 10-Q, we discovered certain errors associated with valuing and accounting for inventory and costs of sales at the Carrollton, Texas facility, which were recorded on the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Operations, respectively. The issues at the plant related to errors in costing of certain items, including labor and overhead capitalization. In addition, the Company recorded an unrelated adjustment to certain accounts in the first quarter of 2008 that related to unrealized foreign currency gains (losses), recorded in other (income) expense on the Condensed Consolidated Statements of Operations and accounts receivable on the Condensed Consolidated Balance Sheets which had been recorded incorrectly in prior periods. The foreign currency translation errors resulted from the duplication of revaluing inter-company invoices. After completing our analysis of the materiality of these errors in accordance with Staff Accounting Bulletin No. 99, Materiality (SAB 99) and Staff Accounting Bulletin No. 108 (SAB 108) regarding the process of quantifying financial statement misstatements, and considering both the qualitative and quantitative effects of the errors, we determined that the financial statements for the first quarter of 2008 and the third quarter of 2007 contained errors that materially misstated those periods. As a result, management and the Audit Committee of the Board of Directors of the Company determined that the Company’s financial statements for the first quarter of 2008 and the third quarter of 2007 included in the Original Form 10-Q Filings should be restated and should no longer be relied upon. Accordingly, we are filing restated financial statements for the first quarter 2008 in this Form 10-Q/A.

This form 10-Q/A also includes a correction to the earnings per share calculation for the period ending April 1, 2007 due to an error in the calculation of the amount allocable to common stockholders from discontinued operations. Also, the Condensed Consolidated Statement of Cash Flows for the period ended March 30, 2008 has been changed for a correction to the amount of interest and income taxes paid originally reported due to the inclusion of value added taxes from our foreign operations and real estate taxes included by our Carrollton, Texas facility and reclassifications between continuing operations and discontinued operations for changes in operating assets and liabilities, property, plant and equipment, and the effect of exchange rate on cash and equivalents originally misclassified. The Condensed Consolidated Statement of Operations for the three months ended March 30, 2008 has been changed for a correction to reclassify the gain on sale of a minority interest in our Chinese subsidiary from other (income) expense to operating income (loss) and the Condensed Consolidated Balance Sheet as of March 30, 2008 has been changed for the reclassification of a purchase option liability between minority interest in Chinese subsidiary and long-term liabilities. In addition, for one location the Company has historically used a non-GAAP policy to record silver inventory quantity and pricing settlement adjustments in the first quarter of the subsequent year. We have determined to correctly record these adjustments in the same year as incurred in accordance with GAAP. Accordingly, we are revising the first quarter of 2008 and 2007 to reverse those out of period adjustments. We have assessed the materiality of these out of period adjustments in accordance with Accounting Principles Bulletin No. 28, Interim Financial Reporting paragraph No. 29 in addition to SAB 99 and SAB 108 and, based on this assessment, have concluded that the impact of these errors was not material to the Company’s December 31, 2007 Consolidated Financial Statements or to the Condensed Consolidated Financial Statements as of and for the three months ended April 1, 2007.

The tables below describe the restatements to the Company’s previously filed financial statements included in its Form 10-Q for the first quarter of 2008, and the immaterial revisions to the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statement of Cash Flows for the quarter ending April 1, 2007, and the Condensed Consolidated Balance Sheet for the year ended December 31, 2007 to reflect the correction of these errors for all periods contained herein:

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except share data)

(Unaudited)

(In thousands except per share amounts)	Cost of goods sold	Operating (income) loss	Gain on sale of minority interest of Chinese subsidiary	Other (income) expense, net	(Income) from continuing operations before minority interest and income taxes	Net (income) loss
Three months ended March 30, 2008

As previously reported	$243,156	$(659)	$(5,383)	$(1,110)	$(1,480)	$(3,817)
Carrolton inventory adjustment	(2,218)	(2,218)	—	—	(2,218)	(2,218)
Foreign currency adjustment	—	—	—	1,023	1,023	1,023
Inventory gain adjustment	820	820	—	—	820	820
Reclassification of gain on sale of minority interest	—	(5,383)	5,383	—	—	—

As restated	$241,758	$(7,440)	$—	$(87)	$(1,855)	$(4,192)

Three months ended April 1, 2007

As previously reported	$250,037	$19	$—	$418	$2,786	$2,150
Carrolton inventory adjustment	412	412	—	—	412	412
Inventory gain adjustment	647	647	—	—	647	647
Foreign currency adjustment	—	—	—	(206)	(206)	(206)

As revised	$251,096	$1,078	$—	$212	$3,639	$3,003

	Basic net income (loss) per common share	Diluted net income (loss) per common share
Three months ended March 30, 2008

As previously reported	$(0.01)	$(0.01)
Adjustment	0.01	0.01

As restated	$0.00	$0.00

Three months ended April 1, 2007

As previously reported	$(0.87)	$(0.87)
Adjustment	(0.12)	(0.12)

As revised	$(0.99)	$(0.99)

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

(Unaudited)

	March 30, 2008 (as previously reported)	Adjustment	March 30, 2008 (as restated)
Assets:
Inventory	$123,551	$(1,312)	$122,239
Total current assets	374,565	(1,312)	373,253
Total assets	$495,493	$(1,312)	$494,181
Liabilities, preferred stock and stockholders’ equity:
Purchase option liability	$—	$1,285	$1,285
Total liabilities	396,184	1,285	397,469
Minority interest in Chinese subsidiary	6,298	(1,285)	5,013
Accumulated deficit	(91,561)	(1,436)	(92,997)
Accumulated other comprehensive income, net of tax	18,048	124	18,172
Total stockholders’ equity	73,168	(1,312)	71,856
Total liabilities, preferred stock and stockholders’ equity	$495,493	$(1,312)	$494,181

	December 31, 2007 (as previously reported)	Adjustment	December 31, 2007 (as revised)
Assets:
Accounts receivable	$107,375	$1,023	$108,398
Inventory	110,768	(2,710)	108,058
Total current assets	339,109	(1,687)	337,422
Total assets	$456,673	$(1,687)	$454,986
Liabilities and stockholders’ equity:
Accumulated deficit	$(94,187)	$(1,811)	$(95,998)
Accumulated other comprehensive income, net of tax	15,872	124	15,996
Total stockholders’ equity	68,906	(1,687)	67,219
Total liabilities, preferred stock and stockholders’ equity	$456,673	$(1,687)	$454,986

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the three months ended March 30, 2008 (as previously reported)	Adjustment	For the three months ended March 30, 2008 (as restated)
Income (loss) from continuing operations	$298	$375	$673
Net income (loss)	$3,817	$375	$4,192

Changes in operating assets and liabilities:
Other non-cash items	$465	$(5,589)	$(5,124)
Accounts receivable, net	$(32,514)	$10,790	$(21,724)
Inventories	$(11,976)	$(2,297)	$(14,273)
Prepaid expenses and other	$(693)	$(37)	$(730)
Accrued liabilities, including pension, postretirement benefits and environmental	$2,491	$(2,500)	$(9)
Net cash used in continuing operating activities	$(16,003)	$742	$(15,261)
Net cash provided by discontinued operating activities	$2	$1,057	$1,059
Net cash used in operating activities	$(16,001)	$1,799	$(14,202)

Additions to property, plant and equipment	$(1,627)	$(528)	$(2,155)
Net cash provided by (used in) continuing investing activities	$4,661	$(528)	$4,133
Net cash provided by (used in ) investing activities	$27,185	$(528)	$26,657

Effect of exchange rate on cash and equivalents	$1,197	$(1,271)	$(74)

Net cash used in continuing operating activities	$(10,393)	$(1,057)	$(11,450)
Net cash provided by discontinued operating activities	$22,526	$1,057	$23,583

Interest paid	$5,500	$4	$5,504
Income taxes paid, net	$1,381	$(961)	$420

	For the three months ended April 1, 2007 (as previously reported)	Adjustment	For the three months ended April 1, 2007 (as revised)
Income (loss) from continuing operations	$(3,682)	$(853)	$(4,535)
Net income (loss)	$(2,150)	$(853)	$(3,003)

Changes in operating assets and liabilities:
Accounts receivable, net	$(17,177)	$(231)	$(17,408)
Inventories	$(14,537)	$1,059	$(13,478)

Such restatement and revision will also correct our Note 21, Condensed Consolidating Financial Information. While the consolidated information reported in this note agrees to the restated and revised amounts above, the Parent, Subsidiary Guarantors and Non-Guarantor Subsidiaries have also been restated and revised.

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

See the table below for the net income results for the three month period ended March 30, 2008 and April 1, 2007 of the discontinued operations:

	Three months ended
(In thousands)	March 30, 2008	April 1, 2007
Net sales	$17,142	$22,764
Income before income taxes	3,519	1,532
Income taxes	—	—

Net income	$3,519	$1,532
Net income per common share – Basic	$0.04	$0.03
Net income per common share – Diluted	$0.04	$0.03

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

(5)	Inventories

Inventories are as follows:

(In thousands)	March 30, 2008	December 31, 2007
	(Restated)	(See Note 2)
Finished products	$52,584	$47,615
Work-in-process	35,192	28,732
Raw materials	19,950	16,767
Supplies	14,513	14,944

Totals	$122,239	$108,058

(6)	Minority Interest

On March 14, 2008 we announced an agreement with The Wieland Group (“Wieland”), a leading manufacturer of semi-finished and special products in copper and copper alloys, to sell a 30.0% indirect equity interest in Wolverine Tube Shanghai Co., Ltd. (“WTS”). Under the agreement, Wolverine agreed to sell to Wieland an indirect 30.0% equity interest in WTS for a payment of $9.5 million plus certain intangibles. The value of the intangibles has been established at $2.1 million and is being evaluated further and will be adjusted, if appropriate, in the second quarter. Per the agreement, Wieland may exercise an option between April 2011 and April 2013 to acquire an additional 20.0% equity interest in WTS. The non-cash embedded derivative value, as appraised by a third party valuation firm, of the option to purchase the additional 20% interest in WTS has been valued at $1.3 million. The option will be revalued on a quarterly basis and marked to fair value as needed in accordance with FASB Statement 133, Accounting for Derivative Instruments and Hedging Activities, as well as EITF Issue No. 00-6, Accounting for Freestanding Derivative Financial Instruments Indexed to, and Potentially Settled in, the Stock of a Consolidated Subsidiary. For the three month period ended March 30, 2008, Wieland’s minority interest earnings from WTS were $81 thousand.

(7)	Earnings (Loss) Per Share

For the three months ended March 30, 2008 and April 1, 2007, we accounted for earnings (loss) per share (“EPS”) in accordance with EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128 (“EITF 03-6”), which established standards regarding the computation of earnings (loss) per share by companies that have securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. EITF 03-6 requires earnings available to common stockholders for the period, after deduction of preferred stock dividends, be allocated between the common and preferred stockholders based on their respective rights to receive dividends. Basic earnings (loss) per share is then calculated by dividing the net income (loss) allocable to common stockholders by the weighted average number of shares outstanding. EITF 03-6 does not require the presentation of basic and diluted earnings (loss) per share for securities other than common stock. Therefore, the following earnings (loss) per share amounts only pertain to common stock.

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

The calculation of net income (loss) per share for the three month periods ended March 30, 2008 and April 1, 2007 is presented below:

	Three months ended
(In thousands, except per share data)	March 30, 2008	April 1, 2007
	(Restated) (See Note 2)	(See Note 2)
Basic EPS
Net income (loss)	$4,192	$(3,003)
Less: accretion of convertible preferred stock and beneficial conversion feature	1,255	852
Less: preferred stock dividends	1,191	10,118

Net income (loss) available to common stockholders	$1,746	$(13,973)
Income from discontinued operations	3,519	1,532
Net income (loss) available to common stockholders	$(1,773)	$(15,505)

Amount allocable to common stockholders from continuing operations (1)	100%	100%
Amount allocable to common stockholders from discontinued operations (1)	41%	25%
Net income (loss) from continuing operations allocated to common stockholders	$(1,773)	$(15,505)
Net income from discontinued operations allocable to common stockholders	$1,440	$383

Basic weighted average number of common shares (2)	40,624	15,132

Basic income (loss) per share- Two class method
Continuing operations	$(0.04)	$(1.02)
Discontinued operations (1)	0.04	0.03

Net income (loss) per common share	$0.00	$(0.99)

Diluted EPS
Net income (loss) available to common stockholders	$1,746	$(13,973)
Plus: accretion of convertible preferred stock and beneficial conversion feature	1,255	852
Plus: preferred stock dividends	1,191	10,118

Income (loss) available to common stockholders in addition to assumed conversions	4,192	(3,003)
Income from discontinued operations	3,519	1,532

Net income (loss) available to common stockholders in addition to assumed conversions	$673	$(4,535)
Amount allocable to common stockholders (1)	100%	100%
Net income (loss) from continuing operations allocable to common stockholders	$(1,773)	$(15,505)
Net income from discontinued operations allocable to common stockholders	$1,440	$383

Diluted weighted average number of common shares (2)	40,624	15,132

Diluted income (loss) per share – Two class method
Continuing operations	$(0.04)	$(1.02)
Discontinued operations	0.04	0.03

Net income (loss) per common share	$0.00	$(0.99)

(1)	Amount allocable to common stockholders is calculated as the weighted average number of common shares outstanding divided by the sum of common and preferred shares outstanding for the quarters ended March 30, 2008 and April 1, 2007. In computing basic EPS using the two-class method, we have not allocated the loss available to common stockholders for the three months ended April 1, 2007 between common and preferred stockholders since the preferred stockholders do not have a contractual obligation to share in the net losses.
(2)

We had stock options of 14.8 million and 8.7 million shares for the three months ended March 30, 2008 and April 1, 2007 respectively. The assumed conversion of our Series A Convertible Preferred Stock is 49.5 million and 45.4 million shares for the three months ended March 30, 2008 and April 1, 2007 respectively. The assumed conversion of our Series B

Convertible Preferred Stock is 9.1 million shares for the three months ended March 30, 2008. Both Series A and Series B Convertible Preferred Stock were antidilutive for both periods, having no effect on EPS.

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

In addition, as an alternative to the exchange offer and consent solicitation with respect to certain of our Senior Notes that we agreed to pursue under the Preferred Stock Purchase Agreement, we have pursued a global refinancing transaction with respect to our 10.5% and 7.375% Senior Notes, our secured revolving credit facility and our receivables sale facility. In light of market conditions which have negatively affected our ability to execute such a global refinancing strategy by the first quarter of 2008, we have taken certain actions to be in a position to retire the 7.375% Senior Notes on their maturity date in August 2008. In February 2008, we extended the maturity of our secured revolving credit facility and our receivables sale facility to April 28, 2009 and February 19, 2009, respectively, and we sold substantially all of the assets of our STP business for proceeds net of costs of $22.5 million plus an anticipated working capital adjustment of approximately $3.0 million. On March 14, 2008 we entered into a purchase agreement whereby we sold 30.0% of our WTS subsidiary for $9.5 million. On March 20, 2008, Plainfield refinanced $38.3 million of the 7.375% Senior Notes held by it by exchanging them for substantially identical notes except for an extended maturity date of March 28, 2009 and an increase in the interest rate to 10.5%, and Alpine purchased 10,000 shares of our Series B Convertible Preferred Stock, for $10 million, under terms substantially similar to the Series A Convertible Preferred Stock (except for an initial annual dividend rate of 8.5%). These actions are expected to provide the liquidity required in 2008 to repurchase or repay the outstanding 7.375% Senior Notes on or before their maturity in August 2008. On February 29, 2008, using cash on hand, we repurchased $12.0 million in face amount of our 7.375% Senior Notes at a discount below the face value of the notes, and on April 8, 2008 we repurchased an additional $25.0 million in face amount of our 7.375% Senior Notes, also at a discount below the face value of the notes, leaving $61.4 million in face amount of our 7.375% Senior Notes remaining for repurchase or retirement. We are continuing to pursue a global refinancing plan with respect to our remaining Senior Notes, our secured revolving credit facility and our receivables sale facility prior to their maturities in 2008 and 2009. However, there can be no assurance that current and future discussions and negotiations with financial institutions and current and future credit market conditions will result in the refinancing of these Senior Notes and liquidity facilities terms acceptable to us prior to the applicable maturity dates.

(9)	Stock-Based Compensation Plans

At March 30, 2008, we had stock-based outside director, employee and non-employee (consultant) compensation plans. Subsequent to December 31, 2007, the Company has not engaged in any share based arrangements or activities that had a significant impact on the Company’s financial statements.

(10)	Interest Expense

The following table summarizes interest expense, net:

	Three months ended
(in thousands)	March 30, 2008	April 1, 2007
Interest expense – bonds and other	$5,603	$5,445
Interest income	(709)	(91)
Capitalized interest	(23)	(29)

Interest expense, net	$4,871	$5,325

(11)	Financing Arrangements and Debt

Long-term debt consists of the following:

(In thousands)	March 30, 2008	December 31, 2007
Senior Notes, 7.375%, due August 2008	$86,450	$136,750
Discount on 7.375% Senior Notes, original issue discount amortized over 10 years	(10)	(17)
Senior Exchange Notes, 10.5%, due March 2009	38,300	—
Senior Notes, 10.5%, due April 2009	99,400	99,400
Discount on 10.5% Senior Notes, original issue discount amortized over 7 years	(171)	(214)
Other foreign facilities	759	1,017
Capitalized leases	—	24

Total debt	224,728	236,960
Less short-term borrowings	(125,499)	(90,939)

Total long-term debt	$99,229	$146,021

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

On February 29, 2008, we sold substantially all of the assets of our STP business for proceeds net of cost of $22.5 million plus an anticipated working capital adjustment of approximately $3.0 million. The indentures governing both the 7.375% Senior Notes and the 10.5% Senior Notes were supplemented on that date to permit the sale of the STP business. On March 14, 2008 we entered into a purchase agreement whereby we sold 30.0% of our WTS subsidiary for $9.5 million. In addition, on March 20, 2008, Alpine purchased $10.0 million of our Series B Convertible Preferred Stock under terms substantially similar to the Series A Convertible Preferred Stock. Proceeds from these activities will be applied toward the repayment of the 7.375% Senior Notes, which matures in August 2008.

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

(14)	Comprehensive Income

The following table summarizes comprehensive income:

	Three months ended
(In thousands)	March 30, 2008	April 1, 2007
	(Restated) (See Note 2)	(See Note 2)
Net income (loss)	$4,192	$(3,003)
Translation adjustment for financial statements denominated in a foreign currency	2,344	957
Unrealized gain (loss) on cash flow hedges	(100)	2,830
Recognized (losses) gains related to pension and post-retirement benefit plans	(69)	186

Comprehensive income	$6,367	$970

(15)	Restructuring and Other Charges

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

On November 6, 2007, we announced the planned realignment and restructuring of the Company’s North American operations to include the closure of two facilities, one in Decatur, Alabama and the other in Booneville, Mississippi and the commodity depot warehouse located at the Decatur, Alabama site. These actions are in line with our strategy of focusing resources on the development and sale of high performance tubular products, fabricated assemblies and metal joining products. The two facilities and the depot that were closed employed approximately 440 full time and 50 temporary employees. Additionally, we announced the elimination of approximately 40% (or 40) of our corporate, general and administrative positions. Virtually all production at both the Decatur and Booneville facilities ceased by December 31, 2007. Inventories on hand were liquidated and both facilities began the process of final closure. In January 2008, we entered into a sales agreement to sell a majority of the equipment located at both the Decatur and Booneville facilities, and on April 18, 2008 we entered into a sales agreement to sell the Booneville property. (See Note 18, Assets Held for Sale for further details).

We recognized charges during the three months ended March 30, 2008 associated with the aforementioned restructuring activities before tax totaling $3.9 million (of which $0.1 million was cash).

The following sets forth the major types of costs associated with our active restructuring activities:

Montreal, Quebec Closing

(In thousands)	Three months ended March 30, 2008	Cumulative incurred through March 30, 2008
Major Type Costs
Impair and liquidate current assets	$—	$3,972
Employee related costs	46	10,632
Environmental remediation	39	11,577
Post closing costs	322	2,417
Other costs / currency	—	261
Fixed asset impairment	—	14,796

Total	$407	$43,655

Jackson, Tennessee Closing

(In thousands)	Three months ended March 30, 2008	Cumulative incurred through March 30, 2008
Major Type Costs
Impair and liquidate current assets	$—	$746
Employee related costs	—	302
Environmental remediation	—	86
Post closing costs	(15)	857
Other costs / currency	—	657
Fixed asset impairment	—	20,950

Total	$(15)	$23,598

Commodity Depot Closing

(In thousands)	Three months ended March 30, 2008	Cumulative incurred through March 30, 2008
Major Type Costs
Impair and liquidate current assets	$105	$600
Employee related costs	42	80

Total	$147	$680

Wholesale Distribution Relocation

(In thousands)	Three months ended March 30, 2008	Cumulative incurred through March 30, 2008
Major Type Costs
Building lease termination	$—	$392
Other costs	—	7
Fixed asset impairment	—	71

Total	$—	$470

Booneville, Mississippi Closing

(In thousands)	Three months ended March 30, 2008	Cumulative incurred through March 30, 2008
Major Type Costs
Impair and liquidate current assets	$—	$915
Employee related costs	—	151
Post closing costs	959	971

Fixed asset impairment	353	3,011

Total	$1,312	$5,048

Decatur, Alabama Closing

(In thousands)	Three months ended March 30, 2008	Cumulative incurred through March 30, 2008
Major Type Costs
Impair and liquidate current assets	$—	$6,517
Employee related costs	(410)	2,726
Environmental remediation	—	8,601
Post closing costs	1,810	4,153
Other costs	530	750
Fixed asset impairment	—	40,134

Total	$1,930	$62,881

Corporate SG&A Reduction

(In thousands)	Three months ended March 30, 2008	Cumulative incurred through March 30, 2008
Major Type Costs
Employee related costs	$68	$411
Post retirement benefit gain	—	(208)
Other cost/currency	89	149

Total	$157	$352

Grand Total	$3,938	$136,684

At the end of the first quarter of 2008, we had reserves of $1.2 million outstanding related to restructuring activities as compared with $2.1 million for the same period in 2007.

(16)	Industry Segments

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

Summarized financial information concerning our reportable segments is shown in the following table:

	Three months ended
(In thousands)	March 30, 2008		April 1, 2007
Pounds Shipped:
Commercial Products	45,059		46,247
Wholesale Products	7,946		18,836

Total pounds shipped	53,005		65,083

Net sales:
Commercial Products	$219,704		$198,421
Wholesale Products	36,133		65,517

Total net sales	$255,837		$263,938

Gross Profit:	(Restated	)

	(See Note 2)	(See Note 2)
Commercial Products	$11,815	$9,016
Wholesale Products	2,264	3,826

Total gross profit	$14,079	$12,842

Information concerning enterprise-wide revenues by product line is shown in the following table:

	Three months ended
(In thousands)	March 30, 2008	April 1, 2007
Commercial Products:
Tube Products	$168,118	$146,433
Fabricated Products	23,002	24,255
Other Products	28,584	27,733

Total Commercial Products	$219,704	$198,421
Wholesale Products:
Plumbing Tube	28,568	54,673
Refrigeration Tube	7,565	10,844

Total Wholesale Products	$36,133	$65,517

Total	$255,837	$263,938

(17)	Pension Plans

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

U.S. Qualified Retirement Plan

The following table summarizes the components of net periodic pension cost (benefit) for the U.S. Qualified Retirement Plan, which was frozen on February 28, 2006, for the three months ended March 30, 2008 and April 1, 2007 respectively:

	Three months ended
(In thousands)	March 30, 2008	April 1, 2007
Interest cost	$2,438	$2,333
Expected return on plan assets	(2,734)	(2,691)
Amortization of net actuarial loss	—	176

Net periodic pension benefit	$(296)	$(182)

U.S. Non-qualified Retirement Plan

The following table summarizes the components of net periodic pension cost for the U.S. Non-Qualified Retirement Plan for the three months ended March 30, 2008 and April 1, 2007 respectively:

	Three months ended
(In thousands)	March 30, 2008	April 1, 2007
Interest cost	$17	$16
Amortization of net actuarial loss	—	1

Net periodic pension cost	$17	$17

Postretirement Benefit Obligation

During the fiscal year 2008, we expect the total U.S. and Canadian combined postretirement benefit costs to be $0.7 million. The following table summarizes the components of the net periodic costs for the three months ended March 30, 2008 and April 1, 2007 respectively:

	Three months ended
(In thousands)	March 30, 2008	April 1, 2007
Service cost	$77	$128
Interest cost	257	282
Amortization of prior service cost	(8)	(12)
Amortization of deferred gain	(159)	(5)
Curtailment gain (1)	(410)	—

Net periodic cost (benefit)	$(243)	$393

(1)	On February 29, 2008 we sold substantially all assets and certain liabilities of our STP business. On that date, the employees accepted offers of employment with the acquiring company. Accordingly, those employees were no longer entitled to receive these benefits and a curtailment gain was recorded as noted above.

(18)	Assets Held for Sale

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

The following indicates the components of assets held for sale at March 30, 2008:

Assets Held for Sale

(in thousands)	Combined	Decatur, Alabama *	Booneville, Mississippi *	Montreal, Quebec
Land	7,506	3,680	126	3,700
Building	2,350	—	1,274	1,076
Equipment	7,140	3,629	1,560	1,951

Total assets held for sale	$16,996	$7,309	$2,960	$6,727

*	On January 15, 2008, we entered into an agreement to sell a majority of the equipment held for sale in our Decatur, Alabama and Booneville, Mississippi facilities for $4.5 million. Payment terms of the sale require payments of 25% down, 25% prior to dismantling the Booneville equipment, 40% prior to dismantling the Decatur equipment, and the remaining 10% upon completion of dismantling the Decatur equipment. We received $2.25 million in the first quarter of 2008 and we expect to receive $1.8 million in the second quarter and the balance in the fourth quarter. Title to the equipment passes to the buyer when 90% of the sales price is received. The equipment will then be transported from the plants. At March 30, 2008 we recorded the payments received of $2.25 million as cash and accrued liabilities on the unaudited Condensed Consolidated Balance Sheets.

(19)	Income Taxes

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

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidating Statements of Operations

For the Three Months Ended March 30, 2008

(Restated)

(See Note 2)

(Unaudited)

(In thousands)	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$137,095	$34,779	$89,322	$(5,359)	$255,837
Cost of goods sold	132,585	31,461	83,071	(5,359)	241,758

Gross profit	4,510	3,318	6,251	—	14,079
Selling, general and administrative expenses	5,761	612	1,187	—	7,560
Gain on sale of minority interest in Chinese subsidiary	—	—	(5,383)	—	(5,383)
Advisory fees and expenses	524	—	—	—	524
Restructuring and impairment charges	3,531	—	407	—	3,938

Operating income (loss)	(5,306)	2,706	10,040	—	7,440
Other (income) expense:
Interest expense, net	4,403	(189)	657	—	4,871
Amortization expense	481	—	216	—	697
Loss on sale of receivables	—	—	104	—	104
Other (income) expense, net	1,221	201	(1,509)	—	(87)
Equity in earnings of subsidiaries	11,326	—	—	(11,326)	—

Income (loss) from continuing operations before minority interest and income taxes	(85)	2,694	10,572	(11,326)	1,855
Minority interest in Chinese subsidiary	81	—	—	—	81
Income tax expense (benefit)	(839)	839	1,101	—	1,101

Income (loss) from continuing operations	673	1,855	9,471	(11,326)	673
Income from discontinued operations	3,519	—	—	—	3,519

Net income (loss)	4,192	1,855	9,471	(11,326)	4,192

Less Accretion of convertible preferred stock and beneficial conversion feature	1,255	—	—	—	1,255
Less Preferred stock dividends	1,191	—	—	—	1,191

Net income (loss) applicable to common shares	$1,746	$1,855	$9,471	$(11,326)	$1,746

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidating Statements of Operations

For the Three Months Ended April 1, 2007

(See Note 2)

(Unaudited)

(In thousands)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$180,024	$34,621	$72,957	$(23,664)	$263,938
Cost of goods sold	176,031	30,952	67,777	(23,664)	251,096

Gross profit	3,993	3,669	5,180	—	12,842
Selling, general and administrative expenses	5,632	658	1,027	—	7,317
Advisory fees and expenses	3,424	—	256	—	3,680
Restructuring and impairment charges	2,254	—	669	—	2,923

Operating income (loss)	(7,317)	3,011	3,228	—	(1,078)
Other (income) expense:
Interest expense, net	5,352	—	(27)	—	5,325
Amortization expense	374	14	219	—	607
Loss on sale of receivables	—	—	507	—	507
Embedded derivatives mark to fair value	(4,090)	—	—	—	(4,090)
Other (income) expense, net	526	195	(509)	—	212
Equity in earnings of subsidiaries	3,147	—	—	(3,147)	—

Income (loss) from continuing operations before income taxes	(6,332)	2,802	3,038	(3,147)	(3,639)
Income tax expense (benefit)	(1,797)	1,834	859	—	896

Income (loss) from continuing operations	(4,535)	968	2,179	(3,147)	(4,535)
Income from discontinued operations	1,532	—	—	—	1,532

Net income (loss)	(3,003)	968	2,179	(3,147)	(3,003)
Less Accretion of convertible preferred stock	852	—	—	—	852
Less Preferred stock dividends	10,118	—	—	—	10,118

Net income (loss) applicable to common shares	$(13,973)	$968	$2,179	$(3,147)	$(13,973)

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidating Balance Sheets

March 30, 2008

(Restated)

(See Note 2)

(Unaudited)

(In thousands)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and equivalents	$60,618	$—	$14,818	$—	$75,436
Restricted cash	6,926	1	664	—	7,591
Accounts receivable, net	51,969	11,099	71,476	—	134,544
Inventories	49,403	44,007	28,829	—	122,239
Assets held for sale	10,269	—	6,727	—	16,996
Derivative assets	4,134	—	—	—	4,134
Prepaid expenses and other assets	6,235	3,347	2,731	—	12,313

Total current assets	189,554	58,454	125,245	—	373,253
Property, plant and equipment, net	22,454	14,291	29,359	—	66,104
Goodwill	—	44,747	2,102	—	46,849
Intangible assets and deferred charges, net	4,644	—	2,561	—	7,205
Deferred income taxes, non-current	6,628	(6,628)	—	—	—
Notes receivable	—	—	770	—	770
Investments in subsidiaries	461,816	325	—	(462,141)	—

Total assets	$685,096	$111,189	$160,037	$(462,141)	$494,181

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$33,990	$19,861	$26,166	$—	$80,017
Accrued liabilities	(10,719)	30,669	4,898	—	24,848
Derivative liabilities	6,920	—	—	—	6,920
Short-term borrowings	124,740	—	759	—	125,499
Deferred income taxes, non-current	1,766	(1,291)	196	—	671
Intercompany balances, net	298,057	(263,800)	(34,257)	—	—

Total current liabilities	454,754	(214,561)	(2,238)	—	237,955
Deferred income taxes, non-current	2,375	—	740	—	3,115
Long-term debt	99,229	—	—	—	99,229
Pension liabilities	16,804	—	—	—	16,804
Postretirement benefits obligation	4,690	—	13,276	—	17,966
Accrued environmental remediation	9,134	—	11,868	—	21,002
Purchase option liability	1,285	—	—	—	1,285
Other liabilities	113	—	—	—	113

Total liabilities	588,384	(214,561)	23,646	—	397,469
Minority interest in Chinese subsidiary	5,013	—	—	—	5,013
Preferred stock	19,843	—	—	—	19,843
Stockholders’ equity	71,856	325,750	136,391	(462,141)	71,856

Total liabilities, minority interest in Chinese subsidiary, convertible preferred stock and stockholders’ equity	$685,096	$111,189	$160,037	$(462,141)	$494,181

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidating Balance Sheets

December 31, 2007

(See Note 2)

(Unaudited)

(In thousands)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and equivalents	$37,981	$—	$25,322	$—	$63,303
Restricted cash	1,446	1	679	—	2,126
Accounts receivable, net	56,380	17,860	34,158	—	108,398
Inventories	41,304	39,801	26,953	—	108,058
Assets held for sale	10,622	25,447	6,932	—	43,001
Derivative asset	975	—	—	—	975
Prepaid expenses and other assets	6,092	3,990	1,479	—	11,561

Total current assets	154,800	87,099	95,523	—	337,422
Property, plant and equipment, net	22,615	14,711	28,436	—	65,762
Goodwill	—	44,747	1,956	—	46,703
Deferred charges, net	3,774	5	505	—	4,284
Deferred income taxes, non-current	6,493	(6,493)	—	—	—
Notes receivable	—	—	815	—	815
Investments in subsidiaries	445,001	325	—	(445,326)	—

Total assets	$632,683	$140,394	$127,235	$(445,326)	$454,986

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$19,575	$19,042	$17,244	$—	$55,861
Accrued liabilities	17,485	2,411	6,176	—	26,072
Derivative liability	925	—	—	—	925
Liabilities held for sale	—	1,853	—	—	1,853
Short-term borrowings	89,898	—	1,041	—	90,939
Deferred income taxes	1,000	(525)	202	—	677
Intercompany balances, net	251,703	(202,677)	(49,026)	—	—

Total current liabilities	380,586	(179,896)	(24,363)	—	176,327
Deferred income taxes, non-current	2,375	—	689	—	3,064
Long-term debt	146,021	—	—	—	146,021
Pension liabilities	17,616	—	—	—	17,616
Postretirement benefits obligation	5,176	—	13,600	—	18,776
Accrued environmental remediation	9,185	—	12,273	—	21,458
Other liabilities	112	—	—	—	112

Total liabilities	561,071	(179,896)	2,199	—	383,374
Preferred stock	4,393	—	—	—	4,393
Stockholders’ equity	67,219	320,290	125,036	(445,326)	67,219

Total liabilities, convertible preferred stock, and stockholders’ equity	$632,683	$140,394	$127,235	$(445,326)	$454,986

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 30, 2008

(Restated)

(See Note 2)

(Unaudited)

(In thousands)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Income (loss) from continuing operations	$673	$1,855	$9,471	$(11,326)	$673
Income from discontinued operations	3,519	—	—	—	3,519

Net income (loss)	$4192	$1,855	$9,471	$(11,326)	$4,192
Depreciation	731	476	634	—	1,841
Amortization	492	—	225	—	717
Deferred income taxes	(86)	79	(19)	—	(26)
Impairment of assets	353	—	—	—	353
Non-cash environmental and other restructuring charges	(410)	—	—	—	(410)
Gain on early extinguishment of debt	(600)	—	—	—	(600)
Minority interest in Chinese subsidiary	81	—	—	—	81
Other non-cash items	(4,173)	(260)	(691)	—	(5,124)
Equity in earnings of subsidiaries	(11,326)	—	—	11,326	—
Changes in operating assets and liabilities:	16,684	1,527	(30,977)	—	(12,766)

Net cash provided by (used in) continuing operating activities	2,419	3,677	(21,357)	—	(15,261)
Net cash provided by discontinued operating activities	1,059	—	—	—	1,059

Net cash provided by (used in) operating activities	3,478	3,677	(21,357)	—	(14,202)

Investing Activities
Additions to property, plant and equipment	(837)	(56)	(1,262)	—	(2,155)
Deposit received on sale of assets	2,253	—	—	—	2,253
Proceeds from sale of minority interest in subsidiary	—	—	9,500	—	9,500
Change in restricted cash	(5,480)	—	15	—	(5,465)

Net cash provided by (used in) continuing investing activities	(4,064)	(56)	8,253	—	4,133
Net cash provided by discontinued investing activities	22,524	—	—	—	22,524

Net cash provided by (used in) investing activities	18,460	(56)	8,253	—	26,657

Financing Activities
Issuance of preferred stock	14,194	—	—	—	14,194
Financing fees and expenses (paid) received	(1,430)	—	(167)	—	(1,597)
Payment of dividends	(1,063)	—	—	—	(1,063)
Intercompany dividends	10,743	—	(10,743)	—	—
Payments under revolving credit facilities and other debt	—	—	(300)	—	(300)
Borrowings from revolving credit facilities and other debt	—	—	2	—	2
Purchase of senior notes	(11,484)	—	—	—	(11,484)
Intercompany borrowings (payments)	(11,223)	(3,621)	14,844	—	—

Net cash provided by (used in) continuing financing activities	(263)	(3,621)	3,636	—	(248)
Net cash provided by (used in) discontinued financing activities	—	—	—	—	—

Net cash provided by (used in) financing activities	(263)	(3,621)	3,636	—	(248)

Effect of exchange rate on cash and equivalents	962	—	(1,036)	—	(74)

Net decrease in cash from continuing operations	(946)	—	(10,504)	—	(11,450)
Net increase in cash from discontinued operations	23,583	—	—	—	23,583

Net increase (decrease) in cash and equivalents	22,637	—	(10,504)	—	12,133

Cash and equivalents at beginning of period	37,981	—	25,322	—	63,303

Cash and equivalents at end of period	$60,618	$—	$14,818	$—	$75,436

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidating Statements of Cash Flows

For the Three Months Ended April 1, 2007

(See Note 2)

(Unaudited)

(In thousands)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Income (loss) from continuing operations	$(4,535)	$968	$2,179	$(3,147)	$(4,535)
Income from discontinued operations	1,532	—	—	—	1,532

Net income (loss)	$(3,003)	$968	$2,179	$(3,147)	$(3,003)
Depreciation	1,729	516	530	—	2,775
Amortization	384	5	239	—	628
Deferred income taxes	(980)	—	(101)	—	(1,081)
Non-cash environmental and other restructuring charges	1,408	—	(80)	—	1,328
Other non-cash items	(5,062)	(226)	278	—	(5,010)
Purchase of accounts receivable	—	—	(26,382)	—	(26,382)
Equity in earnings of subsidiaries	(3,147)	—	—	3,147	—
Changes in operating assets and liabilities:	(7,936)	19,112	(17,883)	—	(6,707)

Net cash provided by (used in) continuing operating activities	(18,139)	20,375	(41,220)	—	(38,984)
Net cash provided by discontinued operating activities	3,311	—	—	—	3,311

Net cash provided by (used in) operating activities	(14,828)	20,375	(41,220)	—	(35,673)

Investing Activities
Additions to property, plant and equipment	(421)	(24)	(469)	—	(914)
Change in restricted cash	993	—	409	—	1,402
Investment purchases	(2,989)	—	—	—	(2,989)

Net cash used in continuing investing activities	(2,417)	(24)	(60)	—	(2,501)
Net cash used in discontinued investing activities	(80)	—	—	—	(80)

Net cash used in investing activities	(2,497)	(24)	(60)	—	(2,581)

Financing Activities
Issuance of preferred stock	45,179	—	—	—	45,179
Financing fees and expenses (paid) received	(72)	—	115	—	43
Payments under revolving credit facilities and other debt	(2,129)	(68)	(1,048)	—	(3,245)
Borrowings from revolving credit facilities and other debt	191	—	—	—	191
Intercompany borrowings (payments)	(19,754)	(20,283)	40,037	—	—

Net cash provided by (used in) continuing financing activities	23,415	(20,351)	39,104	—	42,168
Net cash provided by (used in) discontinued financing activities	—	—	—	—	—

Net cash provided by (used in) financing activities	23,415	(20,351)	39,104	—	42,168

Effect of exchange rate on cash and equivalents	(272)	—	940	—	668

Net increase (decrease) in cash from continuing operations	2,587	—	(1,236)	—	1,351

Net increase in cash from discontinued operations	3,231	—	—	—	3,231

Net increase (decrease) in cash and equivalents	5,818	—	(1,236)	—	4,582
Cash and equivalents at beginning of period	3,150	—	14,595	—	17,745

Cash and equivalents at end of period	$8,968	$—	$13,359	$—	$22,327

(22)	Related Party Transactions

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

(23)	Subsequent Events

•	On April 8, 2008, we purchased an additional $25.0 million in face value of our 7.375% Senior Notes, at a discount below face value.

•	On April 21, 2008 the sale of our Booneville, Mississippi facility was completed and proceeds of $1.4 million were received.

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

In addition, in connection with the initial Alpine and Plainfield equity investment, we agreed to initiate a registered exchange offer to issue senior notes similar to our existing 10.5% Senior Notes due 2009, but with less restrictive covenants, in exchange for our 7.375% Senior Notes due August 2008, and to seek consents to remove substantially all of the restrictive covenants contained in the 7.375% Senior Note indenture. During 2007, we engaged in discussions with our preferred stockholders and a number of financial institutions regarding various alternatives to this exchange offer and consent solicitation, including the possibility of a global refinancing transaction with respect to our 7.375% and 10.5% Senior Notes, our secured revolving credit facility and our receivables sale facility in anticipation of their maturities in 2008 and 2009. In light of market conditions which have negatively affected our ability to execute such a global refinancing strategy by the first quarter of 2008, we have taken certain actions during the first quarter to address the repayment of the 7.375% Senior Notes at their maturity in 2008. On February 21, 2008, we extended the maturity of our receivables sale facility and our secured revolving credit facility to February 19, 2009 and April 28, 2009, respectively. Further, on March 20, 2008, we refinanced $38.3 million of our 7.375% Senior Notes held by Plainfield by exchanging them for substantially identical notes except for an extended maturity date of March 28, 2009 and an increase in the annual interest rate to 10.5%. Additionally, Alpine purchased $10.0 million of our Series B Convertible Preferred Stock, which has substantially the same terms and conditions as and ranks equal in rights and seniority with our outstanding Series A Convertible Preferred Stock, except for an initial annual dividend rate of 8.5%. The proceeds from these transactions, along with the proceeds from the sale of our STP business in February 2008 and the sale of 30.0% of our WTS operation in March 2008, coupled with available cash from operations and from our extended liquidity facilities, are expected to provide sufficient funds to repurchase or repay the balance of the 7.375% Senior Notes on or before their maturity on August 1, 2008. On February 29, 2008, using cash on hand, we repurchased $12.0 million in face amount of our 7.375% Senior Notes at a discount below the face value of the notes, and on April 8, 2008 we repurchased an additional $25.0 million in face amount of our 7.375% Senior Notes, also at a discount below the face value of the notes, leaving $61.4 in face amount of our 7.375% Senior Notes remaining for repurchase or retirement. We are continuing to pursue a global refinancing transaction with respect to our remaining Senior Notes, our secured revolving credit facility and our receivables sale facility prior to their maturities in 2009.

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

•

The number of pounds of product shipped in the first quarter of 2008 decreased to 53.0 million pounds, an 18.6% decrease from the first quarter of 2007, reflecting the closure of the two facilities mentioned above (Decatur and Booneville).

•

The net income applicable to common stockholders for the first quarter of $1.7 million reflects income of $9.5 million resulting from the $5.4 million gain on the 30.0% equity interest in WTS that was sold to Wieland, $0.6 million gain from the retirement of $12.0 million of our 7.375% Senior Notes and $3.5 million income from discontinued operations (which includes the $2.3 million gain on the sale of our STP business). This income was partially offset by restructuring costs of $3.9 million for plant closures, Preferred Stock dividends of $1.2 million, and accretion allocations related to our Series A Convertible Preferred Stock in the amount of $1.3 million.

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

•

On February 29, 2008 we sold substantially all the assets and certain liabilities of our STP business in Altoona, Pennsylvania. The net proceeds from the sale and subsequent working capital adjustments are expected to generate approximately $25.5 million and will assist our recapitalization plan.

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

•	Effective April 21, 2008 we consummated the sale of our Booneville, Mississippi facility for approximately $1.4 million.

For the Three Months Ended March 30, 2008, Compared with the Three Months Ended April 1, 2007

Pounds shipped were as follows:

Total Pounds Shipped

	For the three months ended		Increase (Decrease)	% Increase (Decrease)
(In thousands, except for percentages)	March 30, 2008	April 1, 2007
Commercial products	45,059	46,247	(1,188)	(2.6)%
Wholesale products	7,946	18,836	(10,890)	(57.8)%

Total	53,005	65,083	(12,078)	(18.6)%

The 2.6% decrease in pounds shipped in the commercial products segment was due primarily to the reduction of certain commercial products which were previously produced in Decatur, Alabama. An increase in heavy commercial technical tube nearly offset the reduction due to the closure of Decatur. Wholesale products saw a 57.8% decline due to the closure of the Decatur, Alabama and Bonneville, Mississippi plants in December, 2007. Both markets were also impacted by the housing market downturn in 2007 and impacted even more so by the downturn in 2008.

The following table presents a comparison of net sales by business segments:

Net Sales

	For the three months ended		Increase (Decrease)	% Increase (Decrease)
(In thousands, except for percentages)	March 30, 2008	April 1, 2007
Commercial products	$219,704	$198,421	$21,283	10.7%
Wholesale products	36,133	65,517	(29,384)	(44.8)%

Total	$255,837	$263,938	$(8,101)	(3.1)%

Net sales decreased by 3.1 percent in the first quarter of 2008 compared to the same quarter of 2007. This decrease was the result of the 18.6% decrease in pounds shipped, partially offset by an increase in the per unit selling price from $4.06 in 2007 to $4.76 in 2008. The increased per unit selling price was the result of a 30.8% rise in the average COMEX price of copper for the comparable quarters from $2.70 in 2007 to $3.53 in 2008, along with an increase in the average annual unit fabrication revenues (net sales less the cost of metal) to $1.38 per pound in 2008, versus $1.14 per pound in 2007, reflecting the Company’s strategy to increase the sale of higher value added products.

Commercial product sales increased by 10.7% to $219.7 million in the first three months of 2008 as compared to the same period of 2007. The 2.6% decrease in pounds shipped was more than offset by a 11.9% increase in the per unit selling price to $4.80 per pound in 2008 versus $4.29 per pound in 2007, due mostly to the 30.8% rise in copper prices quarter over quarter. Wholesale product sales decreased by 44.8% to $36.1 million in 2008 as compared to $65.5 million in 2007. The decrease was attributed to the 57.8% decline in pounds shipped due to the closure of our Decatur, Alabama facility, offset somewhat by a 30.7% increase in the per unit selling price to $4.55 per pound in 2008 versus $3.48 in 2007, primarily the result of higher copper prices.

The following table presents a comparison of gross profit by business segment:

Gross Profit

	For the three months ended		Increase (Decrease)	% Increase (Decrease)
(In thousands, except for percentages)	March 30, 2008 (as restated)	April 1, 2007 (as revised)
Commercial products	$11,815	$9,016	$2,799	31.0%
Wholesale products	2,264	3,826	(1,562)	(40.8)%

Total	$14,079	$12,842	$1,237	9.6%

Gross profit in our commercial products segment, which increased by 31.0% to $11.8 million for the three months ended March 30, 2008 compared to $9.0 million for the same period of 2007, benefited from continued operational improvements which more than offset a less rich mix of products shipped due to the aforementioned market conditions. Pricing and gross profits from our Canadian wholesale shipments continue to be strong, offsetting somewhat the impact of lower wholesale products volume which reflects the limited participation in the U.S. markets following closure of our Decatur and Booneville facilities at the end of 2007.

Selling, general & administrative (SG&A) expenses were relatively unchanged at $7.6 million in the first quarter of 2008 as compared with $7.3 million in the same period of 2007.

On March 14, 2008 we entered into an agreement with Wieland, a leading manufacturer of semi-finished and special products in copper and copper alloys, whereby Wolverine agreed to sell Wieland a 30.0% indirect equity interest in WTS for a payment of $9.5 million and certain intangibles. The value of the intangibles has been established initially at $2.1 million and is being evaluated further and will be adjusted, if appropriate, in the second quarter. We recorded non-cash costs of $1.3 million as the result of recording the fair value of Wieland’s option to purchase an additional 20% interest in WTS between 2011 and 2012. The option will be revalued on a quarterly basis. As a result of this sale, a $5.4 million gain was realized during the first quarter of 2008.

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

Restructuring expenses for the first quarter of 2008 were $3.9 million, which included a $0.4 million non-cash write down of the fair value of the Booneville, Mississippi assets held for sale to the sale price. The majority of the charge, $3.5 million, was related to the 2007 decision to close our Decatur, Alabama manufacturing facility and depot, our Booneville, Mississippi manufacturing facilities and reduce our corporate general and administrative burden. Additional expenses related to the closure of our Jackson, Tennessee and Montreal, Quebec facilities, which began in 2006, accounted for $0.4 million. The restructuring expenses of $2.9 million in 2007 were related to the closing of our Jackson, Tennessee and Montreal, Quebec manufacturing facilities and the relocation of our U.S. wholesale warehouse into the Decatur, Alabama facility.

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

For the three month period ended April 1, 2007, we recorded non-cash income of $4.1 million as the result of marking to fair value the conversion options embedded in the Preferred Stock Purchase Agreement entered into on February 16, 2007. The derivative liabilities were marked to fair value through other (income) expense, net. All embedded derivatives related to the preferred stock transactions were settled in 2007 except for the option regarding the rights offering, which had an inconsequential effect on expense in the first quarter of 2008.

Other (income) expense, net, for the three month period ended March 30, 2008 was income of $0.1 million compared to expense of $0.2 million in 2007. The income in 2008 represents a $0.6 million gain from the retirement of $12.0 million of our 7.375% Senior Notes, currency translation expense of $0.2 million and other miscellaneous expenses of $0.3 million.

Minority interest expense for the quarter was $81 thousand which reflects the 30.0% equity interest in WTS which was purchased by Wieland effective March 14, 2008.

A net tax expense of $1.1 million was recorded in 2008 as compared with a net tax expense of $0.9 million in 2007. Tax expense in 2008 reflects taxes accrued in foreign entities where we had taxable income for the quarter and capital gains taxes accrued on the sale of stock in our Shanghai operations. The $0.9 million tax expense for 2007 resulted mostly from profits in certain foreign jurisdictions where we had taxable income. The net tax expense from pre-tax income in our North American operations required an offsetting decrease in our tax valuation reserve and therefore no tax expense was recorded for these operations

Income from discontinued operations net of tax was $3.5 million for the first quarter of 2008 compared to $1.5 million for the same period of 2007. The income in 2008 reflects the gain on the sale of our STP business which occurred on February 29, 2008.

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

The net income applicable to common shares in the first quarter of 2008 was $1.7 million, or income of $0.00 per basic share, compared with a net loss of $14.0 million, or $0.99 per basic share in 2007.

Liquidity and Capital Resources

The following table presents selected information concerning our financial condition:

(In thousands)	March 30, 2008	December 31, 2007
Cash and equivalents	$75,436	$63,303
Working capital	$135,298	$161,095
Total debt	$224,728	$236,960
Current ratio	1.57	1.91

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

Cash and cash equivalents. For the three months ending March 30, 2008, we had a net increase in cash and cash equivalents of $12.1 million from December 31, 2007. Cash provided by investing activities of $26.7 million was offset by cash used by continuing and discontinued operations of $14.2 million, $0.3 million of cash used by financing activities and a $0.1 million effect of exchange rates on cash and cash equivalents.

Working capital decreases. Working capital on March 30, 2008, after adjusting for assets and liabilities held for sale, decreased by $1.6 million from December 31, 2007. The impact of the 30.8% increase in the average COMEX price on accounts receivable, inventory and accounts payable and the liquidation of the $8.6 million of working capital at the Decatur, Alabama manufacturing facility and depot and the Booneville, Mississippi facilities was partly offset by seasonal build up of inventories.

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

Cash used by operations. Cash used for operations in the first three months of 2008 was $14.2 million compared to $9.3 million in the same period of 2007, net of repayment of advances associated with our receivables sale facility of $26.4 million. Excluding the effects of the repayment, cash used by operations in 2008 increased by $4.9 million primarily as the result of increased copper prices, partly offset by the liquidation of the Decatur and Booneville facilities’ working capital.

Capital expenditures. In the first quarter of 2008, capital expenditures totaled $2.2 million versus $0.9 million in 2007. Capital expenditures include asset replacement, environmental and safety compliance, cost reduction and productivity improvement items. Projected capital expenditures for 2008 are $11.3 million.

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

Preferred stock dividends. Cash dividends paid on our Series A Convertible Preferred Stock totaled $1.1 million in the first quarter of 2008. There we no dividends paid during the first quarter of 2007

Repurchase of our 7.375% Senior Notes. On February 29, 2008 we repurchased $12.0 million in face amount of our 7.375% Senior Notes at a 5.0% discount below the face value of the notes.

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

During the first quarter of 2008, our liquidity facilities consisted of a receivables sale facility of up to $75.0 million, a $35.0 million secured revolving credit facility and a silver consignment facility. We view our receivables sale facility and our secured revolving credit facility as sources of available liquidity. We view our silver consignment facility as a source of indirect liquidity because it allows us to reduce the amount of working capital necessary to fund our silver raw material requirements. The terms of each of these liquidity facilities are described in Notes 11 and 12 of the Notes to Consolidated Financial Statements

contained in our 2007 Form 10-K. In the first quarter of 2008, we amended our secured revolving credit facility and our receivables sale facility to, among other things, extend the maturity dates of the facilities, and permit the sale of our Series B Convertible Preferred Stock to Alpine, the refinancing of the 7.375% Senior Notes held by Plainfield and the transactions in connection with the sale of 30.0% equity interest in WTS. The first quarter 2008 amendments, as well as amounts available and outstanding under the facilities as of March 30, 2008, are described in Notes 11 and 12 to the Unaudited Condensed Consolidated Financial Statements, above.

As discussed in further detail above in our Recapitalization Plan and in Note 8 to the Unaudited Condensed Consolidated Financial Statements, we have recently taken certain actions to address the repurchase or repayment of our 7.375% Senior Notes on or before their maturity in August 2008, including the refinance of $38.3 million of our 7.375% Senior Notes with the issuance of a like principal amount of our 10.5% Senior Exchange Notes and the repurchase of an aggregate of $37.0 million in face amount of our 7.375% Senior Notes. We are continuing to pursue a global refinancing plan with respect to our remaining Senior Notes, our secured revolving credit facility and our receivables sale facility prior to their maturities in 2009.

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

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 30, 2008:

($’s in millions)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (recorded in derivative assets)	$4.1	$—	$—	$4.1

Liabilities:
Derivatives (recorded in derivative liabilities)	$(6.9)	$—	$—	$(6.9)
Foreign currency exchange forward contracts	$—	$(0.1)	$—	$(0.1)

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

Evaluation of Disclosure Controls and Procedures

In connection with the restatement discussed in the Explanatory Note to this Form 10-Q/A and in Note 2 to the Condensed Consolidated Financial Statements contained herein, under the supervision and with the participation of management, including our Principal Executive Officer (“PEO”) and our Chief Financial Officer (“CFO”), we reevaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. As part of this evaluation, we determined that our controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms (disclosure controls and procedures and internal controls over financial reporting) were not effective for the current and prior periods, including as of December 31, 2007.

We discovered certain errors in inventory accounting at two of our facilities and an adjustment recorded in 2008 correcting foreign currency translation errors recorded in prior periods. We have determined that certain key controls were not operating effectively because they lacked reviews at a sufficient detailed level to identify material errors in consolidated balance sheet and statement of operations accounts, journal entries, changes in standard cost and certain inventory and inter-company account reconciliations.

Changes in Internal Control over Financial Reporting

As previously reported, based upon the evaluation performed by our management, which was conducted with the participation of our PEO and CFO, there has been no change in our internal control over financial reporting during the first quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, we are in the process of enhancing our disclosure controls and procedures and internal control over financial reporting by addressing the control deficiencies described above through:

•	Account reconciliation reviews,

•	Balance sheet and statement of operations reviews,

•	Journal entry reviews, and

•	Controls over changes to standard costs.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

The Company has included in its Annual Report on Form 10-K for the year ended December 31, 2007 a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (“Risk Factors”). The Risk Factors are hereby incorporated in Part II, Item 1A of this Form 10-Q/A. The information presented below updates, and should be read in conjunction with, the Risk Factors.

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

Item 5.	Other Information

None

Item 6.	Exhibits

Item 6	Exhibits
3.1**	Certificate of Designations of Series B Convertible Preferred Stock, dated March 20, 2008 (attached as Exhibit A to the Series B Preferred Stock Purchase Agreement filed herewith).

10.1**	Amendment No. 10 to Amended and Restated Credit Agreement, effective as of February 21, 2008, among the Company and its U.S. subsidiaries, the lenders named therein and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2008).

10.2**	Amendment No. 11 to Amended and Restated Credit Agreement, effective as of February 28, 2008, among the Company and its U.S. subsidiaries, the lenders named therein and Wachovia Bank, National Association, as administrative agent.

10.3**	Amendment No. 12 to Amended and Restated Credit Agreement, dated as of March 14, 2008, among the Company and certain of its U.S. subsidiaries, the lenders named therein and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 26, 2008).

10.4**	Amendment No. 13 to Amended and Restated Credit Agreement, dated as of April 8, 2008, among the Company and certain of its U.S. subsidiaries, the lenders named therein and Wachovia Bank, National Association, as administrative agent.

10.5**	Amendment No. 3 to Receivables Sale Agreement (U.S.), dated as of February 27, 2008, among Wolverine Tube, Inc., Tube Forming, L.P., Small Tube Manufacturing LLC, Wolverine Joining Technologies, LLC and DEJ 98 Finance, LLC.

10.6**	Amendment No. 4 to Amended and Restated Receivables Purchase Agreement, dated as of February 1, 2008, among DEJ 98 Finance, LLC, Wolverine Finance, LLC, Wolverine Tube, Inc., Variable Funding Capital Company, LLC, The CIT Group/Business Credit, Inc., individually and as co-agent, and Wachovia Bank, National Association, individually and as agent.

10.7**	Second Amended and Restated Receivables Purchase Agreement, dated as of February 21, 2008, among DEJ 98 Finance, LLC, Wolverine Finance, LLC, Wolverine Tube, Inc., The CIT Group/Business Credit, Inc., individually and as co-agent, and Wachovia Bank, National Association, individually and as agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 27, 2008).

10.8**	Series B Preferred Stock Purchase Agreement, dated as of March 20, 2008, by and between Wolverine Tube, Inc. and The Alpine Group, Inc.

10.9**	Series B Preferred Stock Registration Rights Agreement, dated as of March 20, 2008, by and between Wolverine Tube, Inc. and The Alpine Group, Inc. (attached as Exhibit B to the Series B Preferred Stock Purchase Agreement filed herewith).

10.10**	Amendment to Voting Agreement, dated as of March 20, 2008, by and between Wolverine Tube, Inc. and The Alpine Group, Inc. (attached as Exhibit E to the Series B Preferred Stock Purchase Agreement filed herewith).

10.11**	Note Exchange and Debenture Agreement, dated as of March 20, 2008, by and between Wolverine Tube, Inc. and Plainfield Special Situations Master Fund Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 26, 2008).

10.12*	Consulting Agreement, dated as of February 29, 2008, by and between the Company and James E. Deason (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 6, 2008).

Item 6	Exhibits
10.13**	Asset Sale and Purchase Agreement, dated as of February 29, 2008, by and among Small Tube Manufacturing, LLC, as the seller, Wolverine Tube, Inc. and ST Products, LLC, as the buyer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 6, 2008).

10.14**	Commitment to Provide Financing, dated as of March 10, 2008, by and among Wolverine Tube, Inc., The Alpine Group, Inc. and Plainfield Special Situations Master Fund Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 18, 2008).

10.15**	Purchase Agreement, dated as of March 14, 2008, by and among Wolverine China Investments LLC and Wieland-Werke AG, as the purchaser.

10.16**	Purchase and Sale Agreement, effective as of January 25, 2008, by and between Wolverine Tube, Inc., and Anika and Associates, Inc., as the purchaser (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2008).

10.17**	Bill of Sale, Assignment and Assumption of Contracts, dated as of April 21, 2008, by and between Wolverine Tube, Inc., and Anika and Associates, Inc., as the purchaser (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 25, 2008).

10.18**	Novation Agreement, dated as of April 18, 2008, by and between Wolverine Tube, Inc., and Anika and Associates, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 25, 2008).

21.1**	List of Subsidiaries.

31.1+	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement, filed with original filing
+	Filed herewith.
**	Filed with original filing

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Wolverine Tube, Inc.

Dated: November 12, 2008	By:	/s/ David A. Owen
	Name:	David A. Owen
	Title:	Senior Vice President, Chief Financial Officer and Secretary