Form 10-Q/A
period 2008-06-29
WOLVERINE TUBE INC
filed 2008-12-23
CIK 821407

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

EXPLANATORY NOTE

Wolverine Tube, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment” or “Form 10-Q/A”) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2008, initially filed with the Securities and Exchange Commission (“SEC”) on August 29, 2008 (the “Original Filing”) to amend and restate financial statements and other financial information for the period ended June 29, 2008, December 31, 2007, and July 1, 2007.

As previously reported in the second quarter 2008 Form 10-Q filed with the SEC on August 29, 2008, errors existed in the Company’s historical financial statements that resulted in the revision of the financial statements for the three and six months ended July 1, 2007 and December 31, 2007. The errors were associated with valuing and accounting for inventory and costs of sales at the Carrollton, Texas facility, and unrealized foreign currency gains (losses). The corrections of these errors are presented in the tables below. These errors were material to the financial statements for the first quarter 2008, which were restated in the first quarter 2008 Form 10-Q/A filed with the SEC on November 12, 2008, and to the third quarter 2007 financial statements which will be restated upon the filing of the 2008 third quarter Form 10-Q.

As a result of recording the sale of our wholly-owned subsidiary, Wolverine Tube Canada, Inc. in the third quarter of 2008, the Company initially determined that the assets held for sale as reported in the June 29, 2008 unaudited condensed consolidated balance sheet in the Company’s Form 10-Q for the second quarter of 2008 should have been reduced by approximately $6.8 million to a fair value of $57.8 million based on the selling price less selling costs in accordance with Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This non-cash adjustment should have been recorded as a loss from discontinued operations in the Company’s Condensed Consolidated Statements of Operations for the quarter ended June 29, 2008. Accordingly, on October 23, 2008, we filed a Form 8-K reporting the issue and indicated that due to the materiality of this issue, we would be restating our second quarter of 2008 Form 10-Q. During the Company’s process of finalizing the recording of the transaction, it was identified that the initial impairment analysis failed to include certain balances recorded in accumulated other comprehensive income and certain estimated selling costs resulting in an increase of the impairment by $1.9 million for a total impairment on the transaction of $8.7 million and adjusting the assets to a fair value of $55.9 million. After completing our analysis of the materiality of these errors in accordance with Staff Accounting Bulletin No. 99, Materiality (SAB 99) and Staff Accounting Bulletin No. 108, Considering the Effects of Prior-Year Misstatements When Quantifying Misstatements in Current-Year Financial Statements, (SAB 108) regarding the process of quantifying financial statement misstatements, and considering both the qualitative and quantitative effects of the errors, we determined that the financial statements for the second quarter of 2008 contained errors that materially misstated the period. As a result, management and the Audit Committee of the Board of Directors of the Company determined that the Company’s financial statements for the second quarter of 2008 included in the Original Form 10-Q Filing should be restated and should no longer be relied upon. Accordingly, we are filing restated financial statements for the second quarter of 2008 in this Form 10-Q/A.

While restating the first quarter of 2008, which was subsequent to the filing of second quarter 2008 Form 10-Q, we corrected a silver inventory quantity and pricing settlement gain adjustment that was recorded in the first quarter of 2008 but should have been recorded in the fourth quarter of the previous year. The correction of this adjustment impacted and has been recorded in the six months ended June 29, 2008 and July 1, 2007 financial statements included herein. This Form 10-Q/A also includes corrections to reclassify the gain on sale of a minority interest in our Chinese subsidiary from other (income) expense to operating (income) loss, to reclassify intercompany Canadian management fees from discontinued operations to continuing operations as a result of an elimination error and to reclassify changes in operating assets and liabilities, property, plant and equipment, senior notes, and the effect of exchange rates on cash and cash equivalents between net cash provided by (used in) discontinued operations, net cash used in operating activities and net cash used in investing activities in the Condensed Consolidated Statement of Cash Flows. We have assessed the materiality of these adjustments in accordance with Accounting Principles Bulletin No. 28, Interim Financial Reporting paragraph No. 29 in addition to SAB 99 and SAB 108 and, based on this assessment, have concluded that the impact of these errors was not material to the Condensed Consolidated Financial Statements as of the three and six months ended July 1, 2007, or to the Company’s Consolidated Financial Statements as of December 31, 2007.

The tables below describe the restatements to the Company’s previously filed financial statements included in its Form 10-Q for the second quarter of 2008, and the immaterial revisions to the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statement of Cash Flows for the quarter ended July 1, 2007, and the Condensed Consolidated Balance Sheet for the year ended December 31, 2007 to reflect the correction of these errors for all periods contained herein.

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except share data)

(Unaudited)

(In thousands except per share amounts)	Cost of goods sold	Operating (income) loss	(Gain) loss on sale of minority interest in Chinese subsidiary	Other (income) expense	(Income) loss from continuing operations before minority interest and income taxes	Net (income) loss from continuing operations	(Income) loss from discontinued operations	Net (income) loss
Three months ended June 29, 2008

As previously reported	$237,569	$(546)	$378	$(456)	$4,909	$5,890	$(2,717)	$3,173
Assets held for sale fair value adjustment	—	—	—	—	—	—	8,686	8,686
Reclassification of gain on sale of minority interest	—	378	(378)	—	—	—	—	—
Canadian management fee	—	—	—	200	200	200	(200)	—

As restated	$237,569	$(168)	$—	$(256)	$5,109	$6,090	$5,769	$11,859

Three months ended July 1, 2007

As previously reported	$275,223	$(11,409)	$—	$869	$(10,879)	$(10,627)	$(2,088)	$(12,715)
Carrollton inventory adjustment*	97	97	—	—	97	97	—	97
Foreign currency adjustment*	—	—	—	(681)	(681)	(681)	—	(681)
Canadian management fee	—	—	—	300	300	300	(300)	—

As revised	$275,320	$(11,312)	$—	$488	$(11,163)	$(10,911)	$(2,388)	$(13,299)

Six months ended June 29, 2008

As previously reported	$427,205	$(972)	$(5,004)	$(737)	$4,562	$6,725	$(8,564)	$(1,839)
Assets held for sale fair value adjustment	—	—	—	—	—	—	8,686	8,686
Inventory gain adjustment	820	820	—	—	820	820	—	820
Reclassification of gain on sale of minority interest	—	(5,004)	5,004	—	—	—	—	—
Canadian management fee	—	—	—	500	500	500	(500)	—

As restated	$428,025	$(5,156)	$—	$(237)	$5,882	$8,045	$(378)	$7,667

Six months ended July 1, 2007

As previously reported	$485,493	$(9,331)	$—	$860	$(6,415)	$(5,744)	$(4,822)	$(10,566)
Carrollton inventory adjustment*	509	509	—	—	509	509	—	509
Foreign currency adjustment*	—	—	—	(887)	(887)	(887)	—	(887)
Inventory gain adjustment	647	647	—	—	647	647	—	647
Canadian management fee	—	—	—	600	600	600	(600)	—

As revised	$486,649	$(8,175)	$—	$573	$(5,546)	$(4,875)	$(5,422)	$(10,297)

*	Corrections were previously reported in Form 10-Q for the quarter ended June 29, 2008 initially filed on August 29, 2008.

	Basic net income (loss) per common share	Diluted net income (loss) per common share
Three months ended June 29, 2008

As previously reported	$(0.19)	$(0.19)
Adjustment	(0.17)	(0.17)

As restated	$(0.36)	$(0.36)

Six months ended June 29, 2008

As previously reported	$(0.21)	$(0.21)
Adjustment	(0.12)	(0.12)

As restated	$(0.33)	$(0.33)

Six months ended July 1, 2007

As previously reported	$(0.39)	$(0.39)
Adjustment	(0.07)	(0.07)

As restated	$(0.46)	$(0.46)

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

(Unaudited)

(In thousands)	June 29, 2008 (as previously reported)	Assets held for sale fair value adjustment	June 29, 2008 (as restated)
Assets:
Assets held for sale	$75,621	$(8,686)	$66,935
Total current assets	329,373	(8,686)	320,687
Total assets	$438,280	$(8,686)	$429,594

Liabilities, preferred stock and stockholders’ equity:
Accumulated deficit	$(97,795)	$(8,686)	$(106,481)
Total stockholders’ equity	67,068	(8,686)	58,382
Total liabilities, preferred stock and stockholders’ equity	$438,280	$(8,686)	$429,594

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

(Unaudited)

(In thousands)	December 31, 2007 (as previously reported)	Foreign currency adjustment *	Carrollton inventory adjustment *	Inventory gain adjustment	December 31, 2007 (as revised)
Assets:
Accounts receivable	$107,375	$1,023	$—	$—	$108,398
Inventory	110,768	—	(3,530)	820	108,058
Total current assets	339,109	1,023	(3,530)	820	337,422
Total assets	$456,673	$1,023	$(3,530)	$820	$454,986

Liabilities, preferred stock and stockholders’ equity:
Accumulated deficit	$(94,187)	$899	$(3,530)	$820	$(95,998)
Accumulated other comprehensive income, net of tax	15,872	124	—	—	15,996
Total stockholders’ equity	68,906	1,023	(3,530)	820	67,219
Total liabilities, preferred stock and stockholders’ equity	$456,673	$1,023	$(3,530)	$820	$454,986

*	Corrections were previously reported in Form 10-Q for the quarter ended June 29, 2008 initially filed on August 29, 2008.

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

(In thousands)	For the six months ended June 29, 2008 (as previously reported)	Adjustment	For the six months ended June 29, 2008 (as restated)
Income (loss) from continuing operations	$(6,725)	$(1,320)	$(8,045)
Income (loss) from discontinued operations	8,564	(8,186)	378
Net (loss)	(1,839)	(5,828)	(7,667)

Non-cash environmental and other restructuring charges	(775)	365	(410)
Stock compensation expense	1,136	(12)	1,124
Other non-cash items	(1,045)	(5,820)	(6,865)
Accounts receivable, net	(21,239)	576	(20,663)
Inventories	(3,212)	185	(3,027)
Prepaid expenses and other	5,023	(3)	5,020
Accounts payable	5,689	(258)	5,431
Accrued liabilities, including pension, postretirement benefits and environmental	(4,914)	(3,994)	(8,908)
Net cash used in continuing operating activities	(20,152)	(10,281)	(30,433)
Net cash provided by (used in) discontinued operating activities	(20,625)	10,134	(10,491)
Net cash provided by (used in) operating activities	(40,777)	(147)	(40,924)

Additions to property, plant and equipment	(2,302)	(435)	(2,737)
Net cash provided by (used in) continuing investing activities	7,783	(435)	7,348
Net cash provided by (used in) investing activities	29,984	(435)	29,549

Purchase of senior notes	(36,605)	258	(36,347)
Net cash provided by (used in) continuing financing activities	(26,684)	258	(26,426)
Net cash provided by (used in) financing activities	(26,684)	258	(26,426)

Effect of exchange rate on cash and cash equivalents	$537	$324	$861

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

(In thousands)	For the six months ended July 1, 2007 (as previously reported)	Carrollton inventory adjustment*	Foreign currency adjustment*	Inventory gain adjustment	Intercompany eliminations / reclassifications	For the six months ended July 1, 2007 (as revised)
Income (loss) from continuing operations	$5,744	$(509)	$887	$(647)	$(600)	$4,875
Income from discontinued operations	4,822	—	—	—	600	5,422
Net income (loss)	10,566	(509)	887	(647)	—	10,297
Depreciation	5,328	—	—	—	(111)	5,217
Deferred income taxes	(2,600)	—	—	—	2,600	—
Other non-cash items	(2,819)	—	—	647	(2,903)	(5,075)
Accounts receivable	(35,097)	—	(887)	—	4,825	(31,159)
Inventory	(48,538)	509	—	—	1,317	(46,712)
Income taxes	(1,120)	—	—	—	(49)	(1,169)
Prepaid expenses and other	(4,741)	—	—	—	745	(3,996)
Accounts payable	41,385	—	—	—	(531)	40,854
Accrued liabilities, including pension, post retirement benefits and environmental	$13,337	$—	$—	$—	$(1,305)	$12,032

* Corrections were previously reported in Form 10-Q for the quarter ended June 29, 2008 initially filed on August 29, 2008.

This Amendment sets forth the Original Filing in its entirety, as corrected for the restatement and immaterial corrections. The following sections have been revised to reflect the restatement: Item 1 - Financial Statements, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 4 - Controls and Procedures. This Amendment only reflects changes resulting from the restatement described herein; no other information in the Original Filing has been updated. Other than as described above, this Amendment continues to speak as of the date of the Original Filing. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in other reports filed with or furnished to the SEC subsequent to the date of the Original Filing.

FORM 10-Q/A

QUARTERLY REPORT

PART I.	Financial Information

Item 1.	Financial Statements

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended		Six months ended
(In thousands except per share amounts)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(Restated) (See Note 2)	(See Note 2)	(Restated) (See Note 2)	(See Note 2 )
Net sales	$245,511	$297,557	$446,970	$518,931
Cost of goods sold	237,569	275,320	428,025	486,649

Gross profit	7,942	22,237	18,945	32,282
Selling, general and administrative expenses	6,246	7,741	13,181	14,576
(Gain) loss on sale of minority interest in Chinese subsidiary	378	—	(5,004)	—
Advisory fees and expenses	27	2,405	552	6,085
Restructuring and impairment charges	1,123	779	5,060	3,446

Operating income	168	11,312	5,156	8,175
Other (income) expense:
Interest expense, net	4,859	5,319	9,800	10,703
Amortization expense	574	618	1,271	1,212
Loss on sale of receivables	103	810	207	1,318
Embedded derivatives mark to fair value	(3)	(7,086)	(3)	(11,177)
Other (income) expense, net	(256)	488	(237)	573

Income (loss) from continuing operations before minority interest and income taxes	(5,109)	11,163	(5,882)	5,546
Minority interest in Chinese subsidiary	194	—	275	—
Income tax expense	787	252	1,888	671

Net income (loss) from continuing operations	(6,090)	10,911	(8,045)	4,875
Income (loss) from discontinued operations	(5,769)	2,388	378	5,422

Net income (loss)	(11,859)	13,299	(7,667)	10,297
Less: Accretion of convertible preferred stock and beneficial conversion feature	1,255	1,255	2,511	2,107
Preferred stock dividends	1,625	1,000	2,816	11,118

Net income (loss) applicable to common shares	$(14,739)	$11,044	$(12,994)	$(2,928)

Income(loss) per common share – Basic
Continuing operations	$(0.22)	$0.14	$(0.33)	$(0.55)
Discontinued operations	(0.14)	0.04	—	0.09

Net income (loss) per common share	$(0.36)	$0.18	$(0.33)	$(0.46)

Income (loss) per common share – Diluted
Continuing operations	$(0.22)	$0.14	$(0.33)	$(0.55)
Discontinued operations	(0.14)	0.04	—	0.09

Net income (loss) per common share	$(0.36)	$0.18	$(0.33)	$(0.46)

Shares used in computing income (loss) per share:
Basic	40,624	15,176	40,624	15,155
Diluted	40,624	15,176	40,624	15,155

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands except share and per share amounts)	June 29, 2008	December 31, 2007
	(Restated) (See Note 2)	(See Note 2)
Assets
Current assets
Cash and cash equivalents	$26,363	$63,303
Restricted cash	6,957	2,126
Accounts receivable, net of allowances for doubtful accounts of $0.6 million in both 2008 and 2007	113,131	108,398
Inventories	97,400	108,058
Assets held for sale	66,935	43,001
Derivative assets	2,125	975
Prepaid expenses and other assets	7,776	11,561

Total current assets	320,687	337,422
Property, plant and equipment, net	54,645	65,762
Goodwill	46,842	46,703
Intangible assets and deferred charges, net	6,668	4,284
Notes receivable	752	815

Total assets	$429,594	$454,986

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$57,559	$55,861
Accrued liabilities	16,574	26,072
Derivative liabilities	2,878	925
Deferred income taxes	605	677
Short-term borrowings	199,526	90,939
Liabilities held for sale	20,992	1,853

Total current liabilities	298,134	176,327
Long-term debt	—	146,021
Pension liabilities	14,326	17,616
Postretirement benefits obligation	6,887	18,776
Accrued environmental remediation	21,053	21,458
Purchase option liability	1,282	—
Deferred income taxes, non-current	3,112	3,064
Other liabilities	113	112

Total liabilities	344,907	383,374
Minority interest in Chinese subsidiary	5,207	—
Series A Convertible Preferred Stock, par value $1,000 per share; 90,000 shares authorized; 54,494 and 50,000 shares issued and outstanding as of June 29, 2008 and December 31, 2007, respectively	11,398	4,393
Series B Convertible Preferred Stock, par value $1,000 per share; 25,000 shares authorized; 10,000 and no shares issued and outstanding as of June 29, 2008 and December 31, 2007, respectively	9,700	—
Stockholders’ equity
Common stock, par value $0.01 per share; 180,000,000 shares authorized; 40,623,736 shares issued and outstanding as of both June 29, 2008 and December 31, 2007	406	406
Additional paid-in capital	145,429	146,815
Accumulated deficit	(106,481)	(95,998)
Accumulated other comprehensive income, net of tax	19,028	15,996

Total stockholders’ equity	58,382	67,219

Total liabilities, minority interest in Chinese subsidiary, convertible preferred stock and stockholders’ equity	$429,594	$454,986

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
(In thousands)	June 29, 2008	July 1, 2007
	(Restated) (See Note 2)	(See Note 2)
Operating Activities
Income (loss) from continuing operations	$(8,045)	$4,875
Income from discontinued operations	378	5,422

Net income (loss)	(7,667)	10,297
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	3,239	5,217
Amortization	1,468	1,261
Deferred income taxes	(164)	—
Gain on early extinguishment of debt	(858)	—
Minority interest in Chinese subsidiary	275	—
Impairment of assets	391	—
Non-cash environmental and other restructuring charges	(410)	1,313
Embedded derivative mark to fair value	1,282	(11,177)
Stock compensation expense	1,124	932
Other non-cash items	(6,865)	(5,075)
Changes in operating assets and liabilities:
Accounts receivable, net	(20,663)	(31,159)
Purchase of accounts receivable	—	(3,882)
Inventories	(3,027)	(46,712)
Income taxes	277	(1,169)
Prepaid expenses and other	5,020	(3,996)
Accounts payable	5,431	40,854
Accrued liabilities, including pension, postretirement benefits and environmental	(8,908)	12,032

Net cash used in continuing operating activities	(30,433)	(36,686)
Net cash used in discontinued operating activities	(10,491)	(7,829)

Net cash used in operating activities	(40,924)	(44,515)

Investing Activities
Additions to property, plant and equipment	(2,737)	(1,547)
Proceeds from sale of assets	5,416	—
Investment purchases	—	(4,606)
Proceeds from sale of minority interest in Chinese subsidiary	9,500	—
Change in restricted cash	(4,831)	2,891

Net cash provided by (used in) continuing investing activities	7,348	(3,262)
Net cash provided by (used in) discontinued investing activities	22,201	(843)

Net cash provided by (used in) investing activities	29,549	(4,105)

Financing Activities
Financing fees and expenses paid	(1,713)	(86)
Payments under revolving credit facilities and other debt	(676)	(2,335)
Borrowings from revolving credit facilities and other debt	158	190
Issuance of preferred stock	14,194	45,179
Purchase of senior notes	(36,347)	—
Payment of dividends	(2,042)	(833)

Net cash provided by (used in) continuing financing activities	(26,426)	42,115
Net cash provided by (used in) discontinued financing activities	—	—

Net cash provided by (used in) financing activities	(26,426)	42,115

Effect of exchange rate on cash and cash equivalents	861	2,795

Net decrease in cash and cash equivalents	(36,940)	(3,710)

Cash and cash equivalents at beginning of period	63,303	17,745

Cash and cash equivalents at end of period	$26,363	$14,035

Interest paid	$11,149	$10,448

Income taxes paid, net	$931	$914

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

The accompanying unaudited condensed consolidated financial statements presented herewith reflect all adjustments (consisting of only normal and recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results of operations for the six month periods ended June 29, 2008 and July 1, 2007. Reclassifications in the presentation of the effect of exchange rate on cash and cash equivalents and net decrease in cash and cash equivalents in the Consolidated Statements of Cash Flows have been made to conform previously reported data to the current presentation. The results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

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

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 29, 2008:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (recorded in derivative assets)	$2.1	—	—	$2.1

Liabilities:
Derivatives (recorded in derivative liabilities)	$(2.9)	—	—	$(2.9)
Wieland option to purchase 20% additional equity	$—	—	(1.3)	$(1.3)

Financial instruments classified as Level 3 in the fair value hierarchy represents a purchase option value in which management has used at least one significant unobservable input in the valuation model. The following table presents a reconciliation of activity for the purchase option value:

Balance at beginning of period	$1,285
Total realized/unrealized (losses) included in: Other (income) expense, net	(3)

Balance at end of period	$1,282

The purchase option value was measured using the Black Scholes Option Pricing Model which estimates the value based upon the following inputs:

•	Option exercise price as of the grant date

•	Current asset value as of the grant date

•	Expected term

•	Expected dividends

•	Expected volatility

•	Risk-free interest rate

(2)	Restatement and Correction of Errors

As previously reported in the second quarter 2008 Form 10-Q filed with the SEC on August 29, 2008, errors existed in the Company’s historical financial statements that resulted in the revision of the financial statements for the three and six months ended July 1, 2007 and December 31, 2007. The errors were associated with valuing and accounting for inventory and costs of sales at the Carrollton, Texas facility, and unrealized foreign currency gains (losses). The corrections of these errors are presented in the tables below. These errors were material to the financial statements for the first quarter 2008, which were restated in the first quarter 2008 Form 10-Q/A filed with the SEC on November 12, 2008, and to the third quarter 2007 financial statements which will be restated upon the filing of the 2008 third quarter Form 10-Q.

As a result of recording the sale of our wholly-owned subsidiary, Wolverine Tube Canada, Inc. in the third quarter of 2008, the Company initially determined that the assets held for sale as reported in the June 29, 2008 unaudited condensed consolidated balance sheet in the Company’s Form 10-Q for the second quarter of 2008 should have been reduced by approximately $6.8 million to a fair value of $57.8 million based on the selling price less selling costs in accordance with Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This non-cash adjustment should have been recorded as a loss from discontinued operations in the Company’s Condensed Consolidated Statements of Operations for the quarter ended June 29, 2008. Accordingly, on October 23, 2008, we filed a Form 8-K reporting the issue and indicated that due to the materiality of this issue, we would be restating our second quarter of 2008 Form 10-Q. During the Company’s process of finalizing the recording of the transaction, it was identified that the initial impairment analysis failed to include certain balances recorded in accumulated other comprehensive income and certain estimated selling costs resulting in an increase of the impairment by $1.9 million for a total impairment on the transaction of $8.7 million and adjusting the assets to a fair value of $55.9 million.

After completing our analysis of the materiality of these errors in accordance with Staff Accounting Bulletin No. 99, Materiality (SAB 99) and Staff Accounting Bulletin No. 108, Considering the Effects of Prior-Year Misstatements When Quantifying Misstatements in Current-Year Financial Statements, (SAB 108) regarding the process of quantifying financial statement misstatements, and considering both the qualitative and quantitative effects of the errors, we determined that the financial statements for the second quarter of 2008 contained errors that materially misstated the period. As a result, management and the Audit Committee of the Board of Directors of the Company determined that the Company’s financial statements for the second quarter of 2008 included in the Original Form 10-Q Filing should be restated and should no longer be relied upon. Accordingly, we are filing restated financial statements for the second quarter of 2008 in this Form 10-Q/A.

While restating the first quarter of 2008, which was subsequent to the filing of second quarter 2008 Form 10-Q, we corrected a silver inventory quantity and pricing settlement gain adjustment that was recorded in the first quarter of 2008 but should have been recorded in the fourth quarter of the previous year. The correction of this adjustment impacted and has been recorded in the six months ended June 29, 2008 and July 1, 2007 financial statements included herein. This Form 10-Q/A also includes corrections to reclassify the gain on sale of a minority interest in our Chinese subsidiary from other (income) expense to operating (income) loss, to reclassify intercompany Canadian management fees from discontinued operations to continuing operations as a result of an elimination error and to reclassify changes in operating assets and liabilities, property, plant and equipment, senior notes, and the effect of exchange rates on cash and cash equivalents between net cash provided by (used in) discontinued operations, net cash used in operating activities and net cash used in investing activities in the Condensed Consolidated Statement of Cash Flows. We have assessed the materiality of these adjustments in accordance with Accounting Principles Bulletin No. 28, Interim Financial Reporting paragraph No. 29 in addition to SAB 99 and SAB 108 and, based on this assessment, have concluded that the impact of these errors was not material to the Condensed Consolidated Financial Statements as of the three and six months ended July 1, 2007, or to the Company’s Consolidated Financial Statements as of December 31, 2007.

The tables below describe the restatements to the Company’s previously filed financial statements included in its Form 10-Q for the second quarter of 2008, and the immaterial revisions to the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statement of Cash Flows for the quarter ended July 1, 2007, and the Condensed Consolidated Balance Sheet for the year ended December 31, 2007 to reflect the correction of these errors for all periods contained herein.

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except share data)

(Unaudited)

(In thousands except per share amounts)	Cost of goods Sold	Operating (income) loss	(Gain) loss on sale of minority interest in Chinese subsidiary	Other (income) expense	(Income) loss from continuing operations before minority interest and income taxes	Net (income) loss from continuing operations	(Income) loss from discontinued operations	Net (income) loss
Three months ended June 29, 2008

As previously reported	$237,569	$(546)	$378	$(456)	$4,909	$5,890	$(2,717)	$3,173
Assets held for sale fair value adjustment	—	—	—	—	—	—	8,686	8,686
Reclassification of gain on sale of minority interest	—	378	(378)	—	—	—	—	—
Canadian management fee	—	—	—	200	200	200	(200)	—

As restated	$237,569	$(168)	$—	$(256)	$5,109	$6,090	$5,769	$11,859

Three months ended July 1, 2007

As previously reported	$275,223	$(11,409)	$—	$869	$(10,879)	$(10,627)	$(2,088)	$(12,715)
Carrollton inventory adjustment*	97	97	—	—	97	97	—	97
Foreign currency adjustment*	—	—	—	(681)	(681)	(681)	—	(681)
Canadian management fee	—	—	—	300	300	300	(300)	—

As revised	$275,320	$(11,312)	$—	$488	$(11,163)	$(10,911)	$(2,388)	$(13,299)

Six months ended June 29, 2008

As previously reported	$427,205	$(972)	$(5,004)	$(737)	$4,562	$6,725	$(8,564)	$(1,839)
Assets held for sale fair value adjustment	—	—	—	—	—	—	8,686	8,686
Inventory gain adjustment	820	820	—	—	820	820	—	820
Reclassification of gain on sale of minority interest	—	(5,004)	5,004	—	—	—	—	—
Canadian management fee	—	—	—	500	500	500	(500)	—

As restated	$428,025	$(5,156)	$—	$(237)	$5,882	$8,045	$(378)	$7,667

Six months ended July 1, 2007

As previously reported	$485,493	$(9,331)	$—	$860	$(6,415)	$(5,744)	$(4,822)	$(10,566)
Carrollton inventory adjustment*	509	509	—	—	509	509	—	509
Foreign currency adjustment*	—	—	—	(887)	(887)	(887)	—	(887)
Inventory gain adjustment	647	647	—	—	647	647	—	647
Canadian management fee	—	—	—	600	600	600	(600)	—

As revised	$486,649	$(8,175)	$—	$573	$(5,546)	$(4,875)	$(5,422)	$(10,297)

*	Corrections were previously reported in Form 10-Q for the quarter ended June 29, 2008 initially filed on August 29, 2008.

	Basic net income (loss) per common share	Diluted net income (loss) per common share
Three months ended June 29, 2008

As previously reported	$(0.19)	$(0.19)
Adjustment	(0.17)	(0.17)

As restated	$(0.36)	$(0.36)

Six months ended June 29, 2008

As previously reported	$(0.21)	$(0.21)
Adjustment	(0.12)	(0.12)

As restated	$(0.33)	$(0.33)

Six months ended July 1, 2007

As previously reported	$(0.39)	$(0.39)
Adjustment	(0.07)	(0.07)

As restated	$(0.46)	$(0.46)

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

(Unaudited)

(In thousands)	June 29, 2008 (as previously reported)	Assets held for sale fair value adjustment	June 29, 2008 (as restated)
Assets:
Assets held for sale	$75,621	$(8,686)	$66,935
Total current assets	329,373	(8,686)	320,687
Total assets	$438,280	$(8,686)	$429,594

Liabilities, preferred stock and stockholders’ equity:
Accumulated deficit	$(97,795)	$(8,686)	$(106,481)
Total stockholders’ equity	67,068	(8,686)	58,382
Total liabilities, preferred stock and stockholders’ equity	$438,280	$(8,686)	$429,594

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

(Unaudited)

(In thousands)	December 31, 2007 (as previously reported)	Foreign currency adjustment *	Carrollton inventory adjustment *	Inventory gain adjustment	December 31, 2007 (as revised)
Assets:
Accounts receivable	$107,375	$1,023	$—	$—	$108,398
Inventory	110,768	—	(3,530)	820	108,058
Total current assets	339,109	1,023	(3,530)	820	337,422
Total assets	$456,673	$1,023	$(3,530)	$820	$454,986

Liabilities, preferred stock and stockholders’ equity:
Accumulated deficit	$(94,187)	$899	$(3,530)	$820	$(95,998)
Accumulated other comprehensive income, net of tax	15,872	124	—	—	15,996
Total stockholders’ equity	68,906	1,023	(3,530)	820	67,219
Total liabilities, preferred stock and stockholders’ equity	$456,673	$1,023	$(3,530)	$820	$454,986

*	Corrections were previously reported in Form 10-Q for the quarter ended June 29, 2008 initially filed on August 29, 2008.

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

(In thousands)	For the six months ended June 29, 2008 (as previously reported)	Adjustment	For the six months ended June 29, 2008 (as restated)
Income (loss) from continuing operations	$(6,725)	$(1,320)	$(8,045)
Income (loss) from discontinued operations	8,564	(8,186)	378
Net (loss)	(1,839)	(5,828)	(7,667)

Non-cash environmental and other restructuring charges	(775)	365	(410)
Stock compensation expense	1,136	(12)	1,124
Other non-cash items	(1,045)	(5,820)	(6,865)
Accounts receivable, net	(21,239)	576	(20,663)
Inventories	(3,212)	185	(3,027)
Prepaid expenses and other	5,023	(3)	5,020
Accounts payable	5,689	(258)	5,431
Accrued liabilities, including pension, postretirement benefits and environmental	(4,914)	(3,994)	(8,908)
Net cash used in continuing operating activities	(20,152)	(10,281)	(30,433)
Net cash provided by (used in) discontinued operating activities	(20,625)	10,134	(10,491)
Net cash provided by (used in) operating activities	(40,777)	(147)	(40,924)

Additions to property, plant and equipment	(2,302)	(435)	(2,737)
Net cash provided by (used in) continuing investing activities	7,783	(435)	7,348
Net cash provided by (used in) investing activities	29,984	(435)	29,549

Purchase of senior notes	(36,605)	258	(36,347)
Net cash provided by (used in) continuing financing activities	(26,684)	258	(26,426)
Net cash provided by (used in) financing activities	(26,684)	258	(26,426)

Effect of exchange rate on cash and cash equivalents	$537	$324	$861

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

(In thousands)	For the six months ended July 1, 2007 (as previously reported)	Carrollton inventory adjustment*	Foreign currency adjustment*	Inventory gain adjustment	Intercompany eliminations / reclassifications	For the six months ended July 1, 2007 (as revised)
Income (loss) from continuing operations	$5,744	$(509)	$887	$(647)	$(600)	$4,875
Income from discontinued operations	4,822	—	—	—	600	5,422
Net income (loss)	10,566	(509)	887	(647)	—	10,297
Depreciation	5,328	—	—	—	(111)	5,217
Deferred income taxes	(2,600)	—	—	—	2,600	—
Other non-cash items	(2,819)	—	—	647	(2,903)	(5,075)
Accounts receivable	(35,097)	—	(887)	—	4,825	(31,159)
Inventory	(48,538)	509	—	—	1,317	(46,712)
Income taxes	(1,120)	—	—	—	(49)	(1,169)
Prepaid expenses and other	(4,741)	—	—	—	745	(3,996)
Accounts payable	41,385	—	—	—	(531)	40,854
Accrued liabilities, including pension, post retirement benefits and environmental	$13,337	$—	$—	$—	$(1,305)	$12,032

* Corrections were previously reported in Form 10-Q for the quarter ended June 29, 2008 initially filed on August 29, 2008.

This Amendment sets forth the Original Filing in its entirety, as corrected for the restatement and immaterial corrections. The following sections have been revised to reflect the restatement: Item 1—Financial Statements, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 4—Controls and Procedures. This Amendment only reflects changes resulting from the restatement described herein; no other information in the Original Filing has been updated. Other than as described above, this Amendment continues to speak as of the date of the Original Filing. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in other reports filed with or furnished to the SEC subsequent to the date of the Original Filing.

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

During the periods reported, STP, as a limited liability company, was included in the consolidated tax provision and return of Wolverine Tube, Inc., its parent company. As a result of Wolverine Tube, Inc.’s net operating losses, which we believed were more likely than not, not recoverable, and after providing appropriate valuation allowances for the unrecoverable amounts, we recorded no income tax expense or benefit during these periods. See Note 19, Income Taxes, of the Condensed Consolidated Financial Statements.

On July 8, 2008 we closed on the sale of our Wolverine Tube Canada, Inc. subsidiary located in London, Ontario Canada. The subsidiary produced wholesale and commercial products for sale in the North American markets. As the Company has implemented its strategy to exit the non-value added smooth surface tube markets, WTCI was not included in our going forward strategy. Exiting the WTCI business constitutes an exit of the wholesale business for Wolverine Tube, Inc.; therefore, we classified WTCI results as discontinued operations in all reported financial statements in this Form 10-Q/A.

See the table below for the net income results for the three and six months ended June 29, 2008 and July 1, 2007 of the discontinued operations:

	Three months ended		Six months ended
(In thousands)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(Restated) (See Note 2)	(See Note 2)	(Restated) (See Note 2)	(See Note 2)
Net sales	$67,171	$85,594	$138,692	$150,923
Income (loss) before income taxes	$(5,679)	$3,852	$468	$7,362
Income taxes	90	1,464	90	1,940

Net income (loss)	$(5,769)	$2,388	$378	$5,422
Net income (loss) per common share – Basic	$(0.14)	$0.04	$—	$0.09
Net income (loss) per common share – Diluted	$(0.14)	$0.04	$—	$0.09

(5)	Inventories

Inventories are as follows:

(In thousands)	June 29, 2008	December 31, 2007
		(See Note 2)
Finished products	$42,451	$47,615
Work-in-process	23,791	28,732
Raw materials	20,538	16,767
Supplies	10,620	14,944

Totals	$97,400	$108,058

(6)	Minority Interest in Chinese Subsidiary

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

For the three and six months ended June 29, 2008, and July 1, 2007, we accounted for earnings (loss) per share (“EPS”) in accordance with EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128 (“EITF 03-6”), which established standards regarding the computation of earnings (loss) per share by companies that have securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. EITF 03-6 requires earnings available to common stockholders for the period, after deduction of preferred stock dividends, to be allocated between the common and preferred stockholders based on their respective rights to receive dividends. Basic earnings (loss) per share is then calculated by dividing the net income (loss) allocable to common stockholders by the weighted average number of shares outstanding. EITF 03-6 does not require the presentation of basic and diluted earnings (loss) per share for securities other than common stock. Therefore, the following earnings (loss) per share amounts only pertain to common stock.

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

The calculation of net income (loss) per share for the three and six months ended June 29, 2008 and July 1, 2007 is presented below:

	Three months ended		Six months ended
(In thousands, except per share data)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(Restated) (See Note 2)	(See Note 2)	(Restated) (See Note 2)	(See Note 2)
Basic EPS
Net income (loss)	$(11,859)	$13,299	$(7,667)	$10,297
Less: accretion of convertible preferred stock and beneficial conversion feature	1,255	1,255	2,511	2,107
Less: preferred stock dividends	1,625	1,000	2,816	11,118

Net income (loss) available to common stockholders	$(14,739)	$11,044	$(12,994)	$(2,928)
Income (loss) from discontinued operations	(5,769)	2,388	378	5,422

Net income (loss) available to common stockholders	$(8,970)	$8,656	$(13,372)	$(8,350)

Amount allocable to common stockholders from continuing operations (1)	100%	25%	100%	100%
Amount allocable to common stockholders from discontinued operations (1)	100%	25%	41%	25%
Net income (loss) from continuing operations allocated to common stockholders	(8,970)	2,164	(13,372)	(8,350)
Net income (loss) from discontinued operations allocable to common stockholders	$(5,769)	$597	$155	$1,356

Basic weighted average number of common shares (2)	40,624	15,176	40,624	15,155

Basic income (loss) per share- Two class method
Continuing operations	$(0.22)	$0.14	$(0.33)	$(0.55)
Discontinued operations (1)	(0.14)	0.04	—	0.09

Net income (loss) per common share	$(0.36)	$0.18	$(0.33)	$(0.46)

Diluted EPS
Net income (loss) available to common stockholders	$(14,739)	$11,044	$(12,994)	$(2,928)
Plus: accretion of convertible preferred stock and beneficial conversion feature	1,255	1,255	2,511	2,107
Plus: preferred stock dividends	1,625	1,000	2,816	11,118

Income (loss) available to common stockholders in addition to assumed conversions	(11,859)	13,299	(7,667)	10,297
Income (loss) from discontinued operations	(5,769)	2,388	378	5,422

Net income (loss) available to common stockholders in addition to assumed conversions	$(6,090)	$10,911	$(8,045)	$4,875
Amount allocable to common stockholders (1)	100%	25%	100%	100%
Net income (loss) from continuing operations allocable to common stockholders	(8,970)	2,164	(13,372)	(8,350)
Net income (loss) from discontinued operations allocable to common stockholders	$(5,769)	$597	$155	$1,356

Diluted weighted average number of common shares (2)	40,624	15,176	40,624	15,155

Diluted income (loss) per share – Two class method
Continuing operations	$(0.22)	$0.14	$(0.33)	$(0.55)
Discontinued operations	(0.14)	0.04	—	0.09

Net income (loss) per common share	$(0.36)	$0.18	$(0.33)	$(0.46)

(1)	Amount allocable to common stockholders is calculated as the weighted average number of common shares outstanding divided by the sum of common and preferred shares outstanding for the three and six months ended June 29, 2008 and July 1, 2007. In computing basic EPS using the two-class method, we have not allocated the loss available to common stockholders for the three months ended June 29, 2008 and July 1, 2007 and six months ended June 29, 2008 and July 1, 2007 between common and preferred stockholders since the preferred stockholders do not have a contractual obligation to share in the net losses.
(2)

We had stock options covering 14.1 million and 10.3 million shares of common stock for the six months ended June 29, 2008 and July 1, 2007, respectively. The assumed conversion of our Series A Convertible Preferred Stock is 49.5 million and 45.4 million shares for the three months ended June 29, 2008 and July 1, 2007 respectively. The assumed conversion of our Series B Convertible Preferred Stock is 9.1 million shares for the three and six months ended June 29, 2008. Both Series A and Series B Convertible Preferred Stock were antidilutive for both periods, having no effect on EPS.

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

We have pursued a global refinancing transaction with respect to our 10.5% and 7.375% Senior Notes, our secured revolving credit facility and our receivables sale facility. In light of market conditions which have negatively affected our ability to execute such a global refinancing strategy, we took certain actions to be in a position to retire the 7.375% Senior Notes on their maturity date of August 1, 2008. In February 2008, we extended the maturity of our secured revolving credit facility and our receivables sale facility to April 28, 2009 and February 19, 2009, respectively, and we sold substantially all of the assets of our STP business for net proceeds of approximately $22.4 million plus an anticipated working capital payment to us of approximately $3.0 million. In March 2008 we sold 30.0% of our WTS subsidiary for $9.5 million. On March 20, 2008, Plainfield refinanced $38.3 million of the 7.375% Senior Notes held by it by exchanging them for 10.5% Senior Exchange Notes due March 28, 2009, and Alpine purchased 10,000 shares of our Series B Convertible Preferred Stock, for $10.0 million, under terms substantially similar to the Series A Convertible Preferred Stock (except for an initial annual dividend rate of 8.5%). On April 21, 2008 we sold our Booneville, Mississippi facility, which was closed in January 2008, for $1.4 million. In July 2008, we sold our London, Ontario wholesale and commercial tube business for net proceeds of approximately $41.2 million. These actions provided the liquidity required to repurchase or repay the outstanding 7.375% Senior Notes on or before their maturity in August 2008. On February 29, 2008, we repurchased $12.0 million in face amount of our 7.375% Senior Notes at a discount below the face value of the notes, and on April 8, 2008 we repurchased an additional $25.0 million in face amount of our 7.375% Senior Notes, also at a discount below the face value of the notes, leaving $61.4 million in face amount of our 7.375% Senior Notes, which we paid at maturity on August 1, 2008. We are continuing to pursue a refinancing plan with respect to the 10.5% Senior Notes, the 10.5% Senior Exchange Notes, our secured revolving credit facility and our receivables sale facility prior to their maturities in 2009. However, there can be no assurance that current and future discussions and negotiations with financial institutions and current and future credit market conditions will result in the refinancing of these facilities under terms acceptable to us prior to the applicable maturity dates.

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

Liquidity Facilities

As of June 29, 2008, our liquidity facilities consisted of a receivables sale facility of up to $75.0 million (see Note 12) and a secured revolving credit facility of up to $35.0 million. In addition, we maintained a silver consignment facility under which we may request consignments of silver with an aggregate value up to the lesser of $25.0 million or 90% of the aggregate undrawn face amount of letters of credit required to be provided to the facility provider. The agreements governing our liquidity facilities contain cross default provisions. The terms of the secured revolving credit facility and the silver consignment facility, as amended through December 31, 2007, are described in Note 11 of the Notes to the Consolidated Financial Statements contained in our Form 10-K for the fiscal year ended December 31, 2007, as updated by the disclosure in Note 11 to the Unaudited Condensed Consolidated Financial Statements contained in our Form 10-Q/A for the quarter ended March 30, 2008.

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

In addition, as a result of our restructuring activities and a significant decrease in inventories, as of July 24, 2008, the aggregate amount of letters of credit outstanding under the secured revolving credit facility exceeded our borrowing base by $2.0 million. As reflected in our August 28, 2008 waiver and amendment, on August 7, 2008, we deposited funds in an interest bearing cash collateral account with the facility agent and lender to remedy this over advance.

Availability under our receivables sale facility as of June 29, 2008 was $37.6 million, with no advances outstanding. Under our secured revolving credit facility, at June 29, 2008 we had $22.4 million in letters of credit and no revolving loans outstanding. As a result of our restructuring activities and a significant decrease in inventories, the aggregate amount of letters of credit outstanding under the secured revolving credit facility exceeded our borrowing base by $2.0 million. On August 7, 2008, we deposited funds in an interest bearing cash collateral account with the facility agent and lender to remedy this over advance.

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

The terms of our $75.0 million receivables sale facility, as amended through December 31, 2007, are described in Note 12 of the Notes to Consolidated Financial Statements contained in our Form 10-K for the fiscal year ended December 31, 2007, as updated by the disclosure in Note 12 to the Unaudited Condensed Consolidated Financial Statements contained in our Form 10-Q/A for the quarter ended March 30, 2008. Additionally, on May 25, 2008, the receivables sale facility was further amended to remove receivables originated by WTCI from the receivables sale facility and provide for the repurchase by WTCI of certain outstanding receivables from DEJ 98 Finance, LLC.

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

In accordance with the provisions of Statement of Financial Accounting Standard 140, (“SFAS 140”), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, we include in accounts receivable in our Condensed Consolidated Balance Sheets the portion of receivables sold to DEJ 98 Finance, LLC (DEJ) which have not been resold by DEJ to certain purchasers (the Liquidity Banks). At June 29, 2008 and December 31, 2007, our retained interests in these receivables were $76.4 million and $80.5 million, respectively. At June 29, 2008, there were no outstanding advances under the facility.

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

(14)	Comprehensive (Loss) Income

The following table summarizes comprehensive (loss) income:

	Three months ended		Six months ended
(In thousands)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(Restated) (See Note 2)	(See Note 2)	(Restated) (See Note 2)	(See Note 2)
Net income (loss)	$(11,859)	$13,299	$(7,667)	$10,297
Translation adjustment for financial statements denominated in a foreign currency	639	4,082	2,982	5,039
Unrealized gain (loss) on cash flow hedges	489	(627)	389	2,203
Recognized losses related to pension and post-retirement benefit plans	(205)	(219)	(274)	(33)

Comprehensive (loss) income	$(10,936)	$16,535	$(4,570)	$17,506

(15)	Restructuring and Other Charges

We recognized charges during the three and six months ended June 29, 2008 associated with restructuring activities before tax totaling $1.1 million and $5.1 million respectively.

The following sets forth the major types of costs associated with our active restructuring activities:

Montreal, Quebec Closing

(In thousands)	Three months ended June 29, 2008	Six months ended June 29, 2008	Cumulative incurred through June 29, 2008
Major Type Costs
Impair and liquidate current assets	$81	$81	$4,053
Employee related costs	93	139	10,725
Environmental remediation	—	39	11,577
Post closing costs	748	1,070	3,165
Other costs / currency	(81)	(81)	180
Fixed asset impairment	—	—	14,796

Total	$841	$1,248	$44,496

Jackson, Tennessee Closing

(In thousands)	Three months ended June 29, 2008	Six months ended June 29, 2008	Cumulative incurred through June 29, 2008
Major Type Costs
Impair and liquidate current assets	$—	$—	$746
Employee related costs	—	—	302
Environmental remediation	—	—	86
Post closing costs	—	(16)	856
Other costs / currency	—	—	657
Fixed asset impairment	—	—	20,950

Total	$—	$(16)	$23,597

Commodity Depot Closing

(In thousands)	Three months ended June 29, 2008	Six months ended June 29, 2008	Cumulative incurred through June 29, 2008
Major Type Costs
Impair and liquidate current assets	$(350)	$(245)	$250
Employee related costs	—	42	80

Total	$(350)	$(203)	$330

Wholesale Distribution Relocation

(In thousands)	Three months ended June 29, 2008	Six months ended June 29, 2008	Cumulative incurred through June 29, 2008
Major Type Costs
Building lease termination	$—	$—	$392
Other costs	—	—	7
Fixed asset impairment	—	—	71

Total	$—	$—	$470

Booneville, Mississippi Closing

(In thousands)	Three months ended June 29, 2008	Six months ended June 29, 2008	Cumulative incurred through June 29, 2008
Major Type Costs
Impair and liquidate current assets	$—	$—	$915
Employee related costs	5	5	156
Post closing costs	241	1,200	1,212
Fixed asset impairment	38	391	3,049

Total	$284	$1,596	$5,332

Decatur, Alabama Closing

(In thousands)	Three months ended June 29, 2008	Six months ended June 29, 2008	Cumulative incurred through June 29, 2008
Major Type Costs
Impair and liquidate current assets	$—	$—	$6,517
Employee related costs	143	(267)	2,869
Environmental remediation	—	—	8,601
Post closing costs	91	1,901	4,244
Other costs / currency	—	530	750
Fixed asset impairment	—	—	40,134

Total	$234	$2,164	$63,115

Corporate SG&A Reduction

(In thousands)	Three months ended June 29, 2008	Six months ended June 29, 2008	Cumulative incurred through June 29, 2008
Major Type Costs
Employee related costs	$114	$182	$525
Post retirement benefit gain	—	—	(208)
Other costs / currency	—	89	149

Total	$114	$271	$466

Grand Total	$1,123	$5,060	$137,806

At the end of the second quarter of 2008, we had reserves of $0.6 million outstanding related to restructuring activities as compared with $1.8 million for the same period in 2007.

(16)	Industry Segments

Prior to the decision to sell WTCI, the Company operated in two business segments: Commercial Products and Wholesale Products. Commercial Products consists primarily of high value added products sold directly to original equipment manufacturers and includes technical, industrial, and copper alloy tubes, fabricated products, and metal joining products. The Commercial Products segment includes manufacturing plants in the United States, Canada, China, Portugal and Mexico and a distribution center in the Netherlands. Wholesale Products are commodity-type plumbing and refrigeration tube products, which were primarily sold to plumbing wholesalers and distributors. The Wholesale Products segment in 2007 and the first quarter of 2008 included manufacturing facilities in the United States and Canada. As a result of our decision to sell WTCI in July, 2008, wholesale products sold from Canada have been reclassified to discontinued operations in all periods reported. The performance of our operating segments is measured on the basis of net sales and gross profit. The level of net sales is directly impacted by the price of metal, primarily copper. We do not allocate to each reportable segment asset amounts and items of income and expense below gross profit.

Summarized financial information concerning our reportable segments is shown in the following table:

	Three months ended		Six months ended
(In thousands)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(Restated) (See Note 2)	(See Note 2)	(Restated) (See Note 2)	(See Note 2)
Pounds Shipped:
Commercial Products	46,480	53,744	86,890	95,216
Wholesale Products	(12)	12,607	252	24,009

Total pounds shipped	46,468	66,351	87,142	119,225

Net sales:
Commercial Products	$245,567	$240,298	$446,294	$423,107
Wholesale Products	(56)	57,259	676	95,824

Total net sales	$245,511	$297,557	$446,970	$518,931

Gross Profit:
Commercial Products	$7,942	$13,314	$19,400	$21,906
Wholesale Products	—	8,923	(455)	10,376

Total gross profit	$7,942	$22,237	$18,945	$32,282

Information concerning enterprise-wide revenues by product line is shown in the following table:

(In thousands)	Three months ended		Six months ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Commercial Products:
Tube Products	$188,861	$181,635	$338,099	$313,452
Fabricated Products	25,312	29,487	48,315	53,743
Other Products	31,394	29,176	59,880	55,912

Total Commercial Products	$245,567	$240,298	$446,294	$423,107
Wholesale Products:
Plumbing Tube	—	43,315	245	76,250
Refrigeration Tube	(56)	13,944	431	19,574

Total Wholesale Products	$(56)	$57,259	$676	$95,824

Total	$245,511	$297,557	$446,970	$518,931

(17)	Pension Plans

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

The Company actively pursued negotiations for the sale of its WTCI subsidiary, located in London, Ontario, Canada, and on July 8, 2008, we closed on the sale of WTCI. Accordingly, we reclassified the assets and liabilities of WTCI as held for sale at June 29, 2008. As a result of finalizing the recording of the sale of the WTCI subsidiary in the third quarter of 2008, the Company determined that the related assets held for sale as reported in the original filing should have been reduced by approximately $8.7 million to a fair value of $55.9 million. As discussed in Note 2 above, this non-cash adjustment has been recorded as a loss from discontinued operations in the restated Unaudited Condensed Consolidated Statement of Operations set forth in this Form 10-Q/A. See Note 23, Subsequent Events for further details regarding the sale.

The following indicates the components of assets and liabilities held for sale at June 29, 2008:

Assets and Liabilities Held for Sale

(In thousands)	Combined	Decatur, Alabama	Montreal, Quebec	WTCI
	(Restated) (See Note 2)			(Restated) (See Note 2)
Accounts receivable	$27,549	$—	$—	$27,549
Inventory	18,695	—	—	18,695
Other	7,110	—	—	7,110
Land	9,130	3,680	3,721	1,729
Building	3,157	—	1,082	2,075
Equipment	9,980	588	1,962	7,430
Fair value adjustment	(8,686)	—	—	(8,686)

Total assets held for sale	$66,935	$4,268	$6,765	$55,902

Post retirement benefit obligation	$11,224	$—	$—	$11,224
Other liabilities	9,768	—	—	9,768

Total liabilities held for sale	$20,992	$—	$—	$20,992

(19)	Income Taxes

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

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidating Statements of Operations

For the Three Months Ended June 29, 2008

(Restated)

(See Note 2)

(Unaudited)

(In thousands)	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$174,606	$40,726	$35,923	$(5,744)	$245,511
Cost of goods sold	169,812	37,592	35,909	(5,744)	237,569

Gross profit	4,794	3,134	14	—	7,942
Selling, general and administrative expenses	5,001	592	653	—	6,246
Loss on sale of minority interest in Chinese subsidiary	—	—	378	—	378
Advisory fees and expenses	27	—	—	—	27
Restructuring and impairment charges	282	—	841	—	1,123

Operating income (loss)	(516)	2,542	(1,858)	—	168
Other (income) expense:
Interest expense, net	4,406	(105)	558	—	4,859
Amortization expense	659	—	(85)	—	574
Loss on sale of receivables	—	—	103	—	103
Embedded derivatives mark to fair value	—	—	(3)	—	(3)
Other (income) expense, net	4,627	155	(5,038)	—	(256)
Equity in earnings of subsidiaries	4,449	—	—	(4,449)	—

Income (loss) from continuing operations before minority interest and income taxes	(5,759)	2,492	2,607	(4,449)	(5,109)
Minority interest in Chinese subsidiary	194	—	—	—	194
Income tax expense (benefit)	137	(90)	740	—	787

Income (loss) from continuing operations	(6,090)	2,582	1,867	(4,449)	(6,090)
Loss from discontinued operations	(5,769)	—	—	—	(5,769)

Net income (loss)	(11,859)	2,582	1,867	(4,449)	(11,859)

Less: Accretion of convertible preferred stock and beneficial conversion feature	1,255	—	—	—	1,255
Preferred stock dividends	1,625	—	—	—	1,625

Net income (loss) applicable to common shares	$(14,739)	$2,582	$1,867	$(4,449)	$(14,739)

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidating Statements of Operations

For the Three Months Ended July 1, 2007

(See Note 2)

(Unaudited)

(In thousands)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$267,874	$40,365	$26,366	$(37,048)	$297,557
Cost of goods sold	252,855	36,007	23,506	(37,048)	275,320

Gross profit	15,019	4,358	2,860	—	22,237
Selling, general and administrative expenses	6,575	696	470	—	7,741
Advisory fees and expenses	2,405	—	—	—	2,405
Restructuring and impairment charges	261	—	518	—	779

Operating income	5,778	3,662	1,872	—	11,312
Other (income) expense:
Interest expense, net	5,304	(1)	16	—	5,319
Amortization expense	391	—	227	—	618
Loss on sale of receivables	—	—	810	—	810
Embedded derivative mark to fair value	(7,086)	—	—	—	(7,086)
Other (income) expense, net	1,273	200	(985)	—	488
Equity in earnings of subsidiaries	3,137	—	—	(3,137)	—

Income (loss) from continuing operations before income taxes	9,033	3,463	1,804	(3,137)	11,163
Income tax expense (benefit)	(1,878)	1,718	412	—	252

Income (loss) from continuing operations	10,911	1,745	1,392	(3,137)	10,911
Income from discontinued operations	2,388	—	—	—	2,388

Net income (loss)	13,299	1,745	1,392	(3,137)	13,299

Less: Accretion of convertible preferred stock and beneficial conversion feature	1,255	—	—	—	1,255
Preferred stock dividends	1,000	—	—	—	1,000

Net income (loss) applicable to common shares	$11,044	$1,745	$1,392	$(3,137)	$11,044

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidating Statements of Operations

For the Six Months Ended June 29, 2008

(Restated)

(See Note 2)

(Unaudited)

(In thousands)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$311,702	$75,505	$70,866	$(11,103)	$446,970
Cost of goods sold	302,397	72,130	64,601	(11,103)	428,025

Gross profit	9,305	3,375	6,265	—	18,945
Selling, general and administrative expenses	10,762	1,204	1,215	—	13,181
Gain on sale of minority interest in Chinese subsidiary	—	—	(5,004)	—	(5,004)
Advisory fees and expenses	552	—	—	—	552
Restructuring and impairment charges	3,812	—	1,248	—	5,060

Operating income (loss)	(5,821)	2,171	8,806	—	5,156
Other (income) expense :
Interest expense, net	8,809	(294)	1,285	—	9,800
Amortization expense	1,140	—	131	—	1,271
Loss on sale of receivables	—	—	207	—	207
Embedded derivatives mark to fair value	—	—	(3)	—	(3)
Other (income) expense, net	4,905	356	(5,498)	—	(237)
Equity in earnings of subsidiaries	12,203	—	—	(12,203)	—

Income (loss) from continuing operations before minority interest and income taxes	(8,472)	2,109	12,684	(12,203)	(5,882)
Minority interest in Chinese subsidiary	275	—	—	—	275
Income tax expense (benefit)	(702)	749	1,841	—	1,888

Income (loss) from continuing operations	(8,045)	1,360	10,843	(12,203)	(8,045)
Income from discontinued operations	378	—	—	—	378

Net income (loss)	(7,667)	1,360	10,843	(12,203)	(7,667)

Less: Accretion of convertible preferred stock and beneficial conversion feature	2,511	—	—	—	2,511
Preferred stock dividends	2,816	—	—	—	2,816

Net income (loss) applicable to common shares	$(12,994)	$1,360	$10,843	$(12,203)	$(12,994)

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidating Statements of Operations

For the Six Months Ended July 1, 2007

(See Note 2)

(Unaudited)

(In thousands)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$447,897	$74,986	$56,760	$(60,712)	$518,931
Cost of goods sold	428,886	66,959	51,516	(60,712)	486,649

Gross profit	19,011	8,027	5,244	—	32,282
Selling, general and administrative expenses	12,207	1,354	1,015	—	14,576
Advisory fees and expenses	5,829	—	256	—	6,085
Restructuring and impairment charges	2,515	—	931	—	3,446

Operating income (loss)	(1,540)	6,673	3,042	—	8,175
Other (income) expense:
Interest expense, net	10,656	—	47	—	10,703
Amortization expense	765		447		1,212
Loss on sale of receivables	—	—	1,318	—	1,318
Embedded derivative mark to fair value	(11,177)	—	—	—	(11,177)
Other (income) expense, net	2,100	407	(1,934)	—	573
Equity in earnings of subsidiaries	5,084	—	—	(5,084)	—

Income (loss) from continuing operations before income taxes	1,200	6,266	3,164	(5,084)	5,546
Income tax expense (benefit)	(3,675)	3,552	794	—	671

Income (loss) from continuing operations	4,875	2,714	2,370	(5,084)	4,875
Income from discontinued operations	5,422	—	—	—	5,422

Net income (loss)	10,297	2,714	2,370	(5,084)	10,297

Less: Accretion of convertible preferred stock and beneficial conversion feature	2,107	—	—	—	2,107
Preferred stock dividends	11,118	—	—	—	11,118

Net income (loss) applicable to common shares	$(2,928)	$2,714	$2,370	$(5,084)	$(2,928)

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidating Balance Sheets

June 29, 2008

(Restated)

(See Note 2)

(Unaudited)

(In thousands)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$13,963	$—	$12,400	$—	$26,363
Restricted cash	6,283	1	673	—	6,957
Accounts receivable, net	44,620	11,222	57,289	—	113,131
Inventories	43,345	40,631	13,424	—	97,400
Assets held for sale	(4,418)	—	71,353	—	66,935
Derivative assets	2,125	—	—	—	2,125
Prepaid expenses and other assets	3,793	3,027	956	—	7,776

Total current assets	109,711	54,881	156,095	—	320,687
Property, plant and equipment, net	21,757	14,162	18,726	—	54,645
Goodwill	—	44,747	2,095	—	46,842
Intangible assets and deferred charges, net	4,164	—	2,504	—	6,668
Deferred income taxes, non-current	6,771	(6,771)	—	—	—
Notes receivable	—	—	752	—	752
Investments in subsidiaries	467,241	325	—	(467,566)	—

Total assets	$609,644	$107,344	$180,172	$(467,566)	$429,594

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$27,155	$17,194	$13,210	$—	$57,559
Accrued liabilities	10,657	3,294	2,623	—	16,574
Derivative liabilities	2,878	—	—	—	2,878
Liabilities held for sale	—	—	20,992	—	20,992
Short-term borrowings	198,980	—	546	—	199,526
Deferred income taxes	1,104	(629)	130	—	605
Intercompany balances, net	247,160	(247,520)	360	—	—

Total current liabilities	487,934	(227,661)	37,861	—	298,134
Deferred income taxes, non-current	2,375	—	737	—	3,112
Long-term debt	—	—	—	—	—
Pension liabilities	14,326	—	—	—	14,326
Postretirement benefits obligation	4,639	—	2,248	—	6,887
Purchase option liability	1,282	—	—	—	1,282
Accrued environmental remediation	14,288	—	6,765	—	21,053
Other liabilities	113	—	—	—	113

Total liabilities	524,957	(227,661)	47,611	—	344,907
Minority interest in Chinese subsidiary	5,207	—	—	—	5,207
Preferred stock	21,098	—	—	—	21,098
Stockholders’ equity	58,382	335,005	132,561	(467,566)	58,382

Total liabilities, minority interest in Chinese subsidiary, convertible preferred stock, and stockholders’ equity	$609,644	$107,344	$180,172	$(467,566)	$429,594

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidating Balance Sheets

December 31, 2007

(See Note 2)

(Unaudited)

(In thousands)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$37,981	$—	$25,322	$—	$63,303
Restricted cash	1,446	1	679	—	2,126
Accounts receivable, net	56,380	17,860	34,158	—	108,398
Inventories	41,304	39,801	26,953	—	108,058
Assets held for sale	10,622	25,447	6,932	—	43,001
Derivative assets	975	—	—	—	975
Prepaid expenses and other assets	6,092	3,990	1,479	—	11,561

Total current assets	154,800	87,099	95,523	—	337,422
Property, plant and equipment, net	22,615	14,711	28,436	—	65,762
Goodwill	—	44,747	1,956	—	46,703
Intangible assets and deferred charges, net	3,774	5	505	—	4,284
Deferred income taxes, non-current	6,493	(6,493)	—	—	—
Notes receivable	—	—	815	—	815
Investments in subsidiaries	445,001	325	—	(445,326)	—

Total assets	$632,683	$140,394	$127,235	$(445,326)	$454,986

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$19,575	$19,042	$17,244	$—	$55,861
Accrued liabilities	17,485	2,411	6,176	—	26,072
Derivative liabilities	925	—	—	—	925
Liabilities held for sale	—	1,853	—	—	1,853
Short-term borrowings	89,898	—	1,041	—	90,939
Deferred income taxes	1,000	(525)	202	—	677
Intercompany balances, net	251,703	(202,677)	(49,026)	—	—

Total current liabilities	380,586	(179,896)	(24,363)	—	176,327
Deferred income taxes, non-current	2,375	—	689	—	3,064
Long-term debt	146,021	—	—	—	146,021
Pension liabilities	17,616	—	—	—	17,616
Postretirement benefits obligation	5,176	—	13,600	—	18,776
Accrued environmental remediation	9,185	—	12,273	—	21,458
Other liabilities	112	—	—	—	112

Total liabilities	561,071	(179,896)	2,199	—	383,374
Preferred stock	4,393	—	—	—	4,393
Stockholders’ equity	67,219	320,290	125,036	(445,326)	67,219

Total liabilities, convertible preferred stock, and stockholders’ equity	$632,683	$140,394	$127,235	$(445,326)	$454,986

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidating Statements of Cash Flows

For the Six Months Ended June 29, 2008

(Restated)

(See Note 2)

(Unaudited)

(In thousands)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Income (loss) from continuing operations	$(8,045)	$1,360	$10,843	$(12,203)	$(8,045)
Income from discontinued operations	378	—	—	—	378

Net income (loss)	$(7,667)	$1,360	$10,843	$(12,203)	$(7,667)
Depreciation	1,454	959	826	—	3,239
Amortization	1,161	—	307	—	1,468
Deferred income taxes	(174)	93	(83)	—	(164)
Stock compensation expense	1,124	—	—	—	1,124
Impairment of assets	391	—	—	—	391
Non-cash environmental and other restructuring charges	(410)	—	—	—	(410)
Gain on early extinguishment of debt	(858)	—	—	—	(858)
Minority interest in Chinese subsidiary	275	—	—	—	275
Change in embedded derivative mark to fair value	—	—	1,282	—	1,282
Other non-cash items	(4,697)	(68)	(2,100)	—	(6,865)
Equity in earnings of subsidiaries	(12,203)	—	—	12,203	—
Changes in operating assets and liabilities	18,093	550	(40,513)	—	(21,870)

Net cash provided by (used in) continuing operating activities	(3,889)	2,894	(29,438)	—	(30,433)
Net cash used in discontinued operating activities	(10,491)	—	—	—	(10,491)

Net cash provided by (used in) operating activities	(14,380)	2,894	(29,438)	—	(40,924)

Investing Activities
Additions to property, plant and equipment	(955)	(409)	(1,373)	—	(2,737)
Proceeds from sale of assets	5,416	—	—	—	5,416
Proceeds from sale of minority interest in Chinese subsidiary	—	—	9,500	—	9,500
Change in restricted cash	(4,788)	—	(43)	—	(4,831)

Net cash provided by (used in) continuing investing activities	(327)	(409)	8,084	—	7,348
Net cash provided by discontinued investing activities	22,201	—	—	—	22,201

Net cash provided by (used in) investing activities	21,874	(409)	8,084	—	29,549

Financing Activities
Issuance of preferred stock	14,194	—	—	—	14,194
Financing fees and expenses paid	(1,560)	—	(153)	—	(1,713)
Payment of dividends	(2,042)	—	—	—	(2,042)
Intercompany dividends	19,644	—	(19,644)	—	—
Payments under revolving credit facilities and other debt	—	—	(676)	—	(676)
Borrowings from revolving credit facilities and other debt	—	—	158	—	158
Purchase of senior notes	(36,347)	—	—	—	(36,347)
Intercompany borrowings (payments)	(41,047)	(2,485)	43,532	—	—

Net cash provided by (used in) continuing financing activities	(47,158)	(2,485)	23,217	—	(26,426)
Net cash provided by (used in) discontinued financing activities	—	—	—	—	—

Net cash provided by (used in) financing activities	(47,158)	(2,485)	23,217	—	(26,426)
Effect of exchange rate on cash and cash equivalents	15,646	—	(14,785)	—	861

Net decrease in cash and cash equivalents	(24,018)	—	(12,922)	—	(36,940)
Cash and cash equivalents at beginning of period	37,981	—	25,322	—	63,303

Cash and cash equivalents at end of period	$13,963	$—	$12,400	$—	$26,363

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidating Statements of Cash Flows

For the Six Months Ended July 1, 2007

(See Note 2)

(Unaudited)

(In thousands)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Income (loss) from continuing operations	$4,875	$2,714	$2,370	$(5,084)	$4,875
Income from discontinued operations	5,422	—	—	—	5,422

Net income (loss)	$10,297	$2,714	$2,370	$(5,084)	$10,297
Depreciation	3,536	1,052	629	—	5,217
Amortization	795	—	466	—	1,261
Stock compensation expense	932	—	—	—	932
Non-cash environmental and other restructuring charges	1,393	—	(80)	—	1,313
Change in embedded derivative mark to fair value	(11,177)	—	—	—	(11,177)
Other non-cash items	(5,633)	634	(76)	—	(5,075)
Purchase of accounts receivable	—	—	(3,882)	—	(3,882)
Equity in earnings of subsidiaries	(5,084)	—	—	5,084	—
Changes in operating assets and liabilities	(21,559)	24,546	(33,137)	—	(30,150)

Net cash provided by (used in) continuing operating activities	(31,922)	28,946	(33,710)	—	(36,686)
Net cash used in discontinued operating activities	(7,829)	—	—	—	(7,829)

Net cash provided by (used in) operating activities	(39,751)	28,946	(33,710)	—	(44,515)

Investing Activities
Additions to property, plant and equipment	(740)	(122)	(685)	—	(1,547)
Change in restricted cash	1,843	—	1,048	—	2,891
Investment purchases	(4,606)	—	—	—	(4,606)

Net cash provided by (used in) continuing investing activities	(3,503)	(122)	363	—	(3,262)
Net cash used in discontinued investing activities	(843)	—	—	—	(843)

Net cash provided by (used in) investing activities	(4,346)	(122)	363	—	(4,105)

Financing Activities
Issuance of preferred stock	45,179	—	—	—	45,179
Financing fees and expenses paid (received)	(189)	—	103	—	(86)
Payment of dividends	(833)	—	—	—	(833)
Payments under revolving credit facilities and other debt	(2,129)	(74)	(132)	—	(2,335)
Borrowings from revolving credit facilities and other debt	189	—	1	—	190
Intercompany borrowings (payments)	1,085	(28,750)	27,665	—	—

Net cash provided by (used in) continuing financing activities	43,302	(28,824)	27,637	—	42,115
Net cash provided by (used in) discontinued financing activities	—	—	—	—	—

Net cash provided by (used in) financing activities	43,302	(28,824)	27,637	—	42,115
Effect of exchange rate on cash and cash equivalents	(2,079)	—	4,874	—	2,795
Net decrease in cash and cash equivalents	(2,874)	—	(836)	—	(3,710)
Cash and cash equivalents at beginning of period	3,150	—	14,595	—	17,745

Cash and cash equivalents at end of period	$276	$—	$13,759	$—	$14,035

(22)	Related Party Transactions

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

On July 8, 2008, we sold our London, Ontario plumbing tube business. In the transaction, we sold 100 Class B common shares in the capital of our wholly-owned subsidiary 3072996 Nova Scotia Company (the parent company of WTCI), representing 100% of the issued and outstanding share capital of that entity for net proceeds of approximately $41.2 million (of which $0.5 million was held in escrow to satisfy certain potential post closing obligations). As part of the transaction, we sold certain accounts receivable of Wolverine Tube, Inc. in the amount of $2.4 million, and we received $1.8 million owed by the Canadian subsidiary to Wolverine Tube, Inc. for inventory purchased prior to the sale.

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

Recapitalization Plan

On February 1, 2007, we announced a recapitalization plan which would provide significant equity proceeds to Wolverine. We completed the first phase of this recapitalization plan, a private placement of 50,000 shares of Series A Convertible Preferred Stock, for $50.0 million, to Alpine and Plainfield on February 16, 2007. As part of this plan, we agreed to conduct a common stock rights offering to our common stockholders, which we completed on October 29, 2007, raising $28.0 million in equity proceeds. In addition, in connection with their initial investment, Alpine and Plainfield received an option to purchase additional shares of Series A Convertible Preferred Stock, at a price of $1,000 per share, up to an amount that would be sufficient to increase their aggregate ownership to 55.0% of our outstanding common stock on an as-converted, fully diluted basis following the completion of the rights offering. Alpine exercised this option on January 25, 2008 to purchase an additional 4,494 shares of Series A Convertible Preferred Stock, for $4.5 million. Additionally, Alpine purchased $10.0 million of our Series B Convertible Preferred Stock, which has substantially the same terms and conditions as and ranks equal in rights and seniority with our outstanding Series A Convertible Preferred Stock, except for an initial annual dividend rate of 8.5%. We raised a total of $92.0 million in gross equity proceeds in 2007 and 2008 from these transactions.

Since 2007, we have engaged in discussions with our preferred stockholders and a number of financial institutions regarding the possibility of a global refinancing transaction with respect to our 7.375% and 10.5% Senior Notes, our secured revolving credit facility and our receivables sale facility in anticipation of their maturities in 2008 and 2009. In light of market conditions which have negatively affected our ability to execute such a global refinancing strategy, we have taken certain actions to address the repayment of the 7.375% Senior Notes at their maturity on August 1, 2008. On February 21, 2008, we extended the maturity of our receivables sale facility and our secured revolving credit facility to February 19, 2009 and April 28, 2009, respectively. Further, on March 20, 2008, we refinanced $38.3 million of our 7.375% Senior Notes held by Plainfield by exchanging them for 10.5% Senior Exchange Notes due March 28, 2009. The proceeds from the equity transactions, along with the proceeds of approximately $22.4 million from the sale of our STP business in February 2008, $9.5 million from the sale of 30.0% of our WTS operation in March 2008, $1.4 million from the sale of our Booneville, Mississippi facility, and approximately $41.2 million from the sale our London, Ontario plumbing tube business in July 2008, coupled with available cash from operations and from our extended liquidity facilities, were sufficient to repurchase or repay the balance of the 7.375% Senior Notes on or before their maturity on August 1, 2008. On February 29, 2008, we repurchased $12.0 million in face amount of our 7.375% Senior Notes at a discount below the face value of the notes, and on April 8, 2008 we repurchased an additional $25.0 million in face amount of our 7.375% Senior Notes, also at a discount below the face value of the notes, leaving $61.4 million in face amount of our 7.375% Senior Notes which we repaid at maturity on August 1, 2008. We are continuing to pursue a refinancing transaction with respect to our 10.5% Senior Notes, the 10.5% Senior Exchange notes, our secured revolving credit facility and our receivables sale facility prior to their maturities in 2009. However, there can be no assurance that current and future discussions and negotiations with financial institutions and current and future credit market conditions will result in the refinancing of these facilities under terms acceptable to us prior to the applicable maturity dates.

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

•

The net loss applicable to common stockholders for the second quarter of $14.7 million includes a $0.3 million gain from the retirement of $25.0 million of our 7.375% Senior Notes, $5.8 million loss from discontinued operations which included an $8.7 million loss from the sale of our Canadian operations, restructuring costs of $1.1 million related to plant closures, Preferred Stock dividends of $1.6 million and the accretion allocations related to our Series A Convertible Preferred Stock in the amount of $1.3 million.

•	On April 21, 2008 we sold our Booneville, Mississippi facility for $1.4 million, effective as of January 25, 2008.

•	On July 8, 2008 we completed the sale of our London, Ontario wholesale and commercial tube business for net proceeds of approximately $41.2 million.

•	During the first half of 2008, we sold assets from our closed Decatur, Alabama facility and our Booneville, Mississippi facility for $5.4 million.

For the Three Months Ended June 29, 2008, Compared with the Three Months Ended July 1, 2007

Pounds shipped were as follows:

Total Pounds Shipped

	For the three months ended
(In thousands, except for percentages)	June 29, 2008	July 1, 2007	(Decrease)	% (Decrease)
Commercial products	46,480	53,744	(7,264)	(13.5)%
Wholesale products	(12)	12,607	(12,619)	NM

Total	46,468	66,351	(19,883)	(30.0)%

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

The following table presents a comparison of gross profit by business segment:

Gross Profit

	For the three months ended
(In thousands, except for percentages)	June 29, 2008 (Restated) (See Note2)	July 1, 2007 (See Note 2)	(Decrease)	% (Decrease)
Commercial products	$7,942	$13,314	$(5,372)	(40.3)%
Wholesale products	—	8,923	(8,923)	NM

Total	$7,942	$22,237	$(14,295)	(64.3)%

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

Other (income) expense, net, for the three month period ended June 29, 2008 was income of $0.3 million compared to expense of $0.5 million in 2007. The income in 2008 represents a $0.3 million gain from the retirement of $25.0 million of our 7.375% Senior Notes, currency translation expenses of $0.2 million and other miscellaneous income of $0.2 million. The $0.5 million expense in 2007 represents $0.6 million of currency translation expenses, and miscellaneous income of $0.1 million.

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

The loss from discontinued operations net of tax was $5.8 million for the second quarter of 2008 compared to income net of tax of $2.4 million for the same period of 2007. The loss in 2008 reflects an $8.7 million reduction in the fair value of the assets held for sale of our WTCI subsidiary.

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

Dividends on our Series A and Series B Convertible Preferred Stock were $1.6 million in the second quarter of 2008 versus $1.0 million during the second quarter of 2007. The increase was due in part to the additional shares of stock purchased by Alpine during the first six months of 2008. Additionally, under the terms of the Series A Convertible Preferred Stock, if at any time after June 16, 2007, the following two conditions are not satisfied (or waived by the holders of the Series A Convertible Preferred Stock):

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

The net loss applicable to common shares in the second quarter of 2008 was $14.7 million, or a loss of $0.36 per common share, compared with a net income of $11.0 million, or $0.18 per common share in 2007.

For the Six Months Ended June 29, 2008, Compared with the Six Months Ended July 1, 2007

Pounds shipped were as follows:

Total Pounds Shipped	For the six months ended
(In thousands, except for percentages)	June 29, 2008	July 1, 2007	(Decrease)	% (Decrease)
Commercial products	86,890	95,216	(8,326)	(8.7)%
Wholesale products	252	24,009	(23,757)	(99.0)%

Total	87, 142	119,225	(32,083)	(26.9)%

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

The following table presents a comparison of net sales by business segments:

Net Sales	For the six months ended		Increase (Decrease)	% Increase (Decrease)
(In thousands, except for percentages)	June 29, 2008	July 1, 2007
Commercial products	$446,294	$423,107	$23,187	5.5%
Wholesale products	676	95,824	(95,148)	(99.3)%

Total	$446,970	$518,931	$(71,961)	(13.9)%

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

The following table presents a comparison of gross profit by business segment:

Gross Profit	For the six months ended
(In thousands, except for percentages)		July 1, 2007 (See Note 2)
	June 29, 2008		(Decrease)	% (Decrease)
Commercial products	$19,400	$21,906	$(2,506)	(11.4)%
Wholesale products	(455)	10,376	(10,831)	(104.4)%

Total	$18,945	$32,282	$(13,337)	(41.3)%

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

Selling, general & administrative (SG&A) expenses were decreased by $1.4 million for the six month period ended June 29, 2008 as compared to the same period of 2007 due to the elimination of approximately 30.0% of our corporate, general and administrative positions as part of the restructuring of the Company’s North American operations announced in December 2007 and a reduction in other employee related costs.

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

Restructuring expenses for the six month period ending June 29, 2008 were $5.1 million, which included a $0.4 million non-cash write down of the fair value to the sale price of the Booneville, Mississippi assets held for sale. Of the remaining $4.7 million, $3.4 million related to closure of our Decatur, Alabama and Booneville, Mississippi manufacturing facilities and the reduction in our corporate general and the administrative burden. The remaining $1.3 million related primarily to the closure of our Montreal, Quebec facilities, which began in 2006. The restructuring expenses of $3.4 million in 2007 were related to the closure of our Jackson, Tennessee and Montreal, Quebec manufacturing facilities and the relocation of our U.S. wholesale warehouse into the Decatur, Alabama facility.

In the first six months of 2008, net interest expense was $9.8 million as compared to $10.7 million in the same period of 2007, due primarily to an increase of $0.7 million in interest income received from funds invested as a result of the influx of cash from our recapitalization plan and a decrease of $0.3 million of bond interest due to the reduction of $37.0 million in face value of our 7.375% Senior Notes. Amortization expenses were $1.3 million for the first six months in 2008 and $1.2 million for the same period in 2007.

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

Other (income) expense, net, for the six month period ended June 29, 2008 was income of $0.2 million compared to expense of $0.6 million in 2007. The income in 2008 represents a $0.9 million gain from the retirement of $37.0 million of our 7.375% Senior Notes, currency translation expense of $0.5 million, and other miscellaneous expense of $0.2 million. The $0.6 million expense in 2007 represents $0.4 million of currency translation expenses and miscellaneous expense of $0.2 million.

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

Income from discontinued operations net of tax was $0.4 million for the first six months of 2008 compared to income net of tax of $5.4 million for the same period of 2007. The income in 2008 reflects the $2.2 million gain on the sale of our STP business which occurred on February 29, 2008, and the $8.7 million reduction in the fair value of the assets held for sale of our WTCI subsidiary.

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

Dividends on our Series A and Series B Convertible Preferred Stock were $2.8 million in the first six months of 2008. In the first six months of 2007, Series A Convertible Preferred Stock dividends of $11.1 million included $9.6 million of non-cash deemed dividends to Series A Convertible Preferred Stock stockholders as a result of the beneficial conversion feature present in the convertible Preferred Stock Purchase Agreement. The increase in the remaining dividends was due in part to the additional shares of stock purchased by Alpine during the first six months of 2008. Additionally, under the terms of the Series A Convertible Preferred Stock, if at any time after June 16, 2007, the following two conditions are not satisfied (or waived by the holders of the Series A Convertible Preferred Stock):

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

The net loss applicable to common shares in the six month period ended June 29, 2008 was $13.0 million, or a loss of $0.33 per common share, compared with a net loss of $2.9 million, or $0.46 per common share for the comparable period in 2007.

Liquidity and Capital Resources

The following table presents selected information concerning our financial condition:

(In thousands)	June 29, 2008	December 31, 2007	July 1, 2007
	(Restated) (See Note 2)	(See Note 2)
Cash and equivalents	$26,363	$63,303	$14,035
Working capital	$22,553	$161,095	$204,073
Total debt	$199,526	$236,960	$237,979
Current ratio	1.08	1.91	2.73

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

As discussed in –Recapitalization Plan above, since February 2007, we have been engaged in a recapitalization plan designed to provide significant cash to Wolverine in preparation for the maturities of Wolverine’s Senior Notes and other liquidity facilities in 2008 and 2009. As part of this plan, we have raised capital and liquidated non-core assets to minimize the amounts utilized under our liquidity facilities, to retire our 7.375% Senior Notes on August 1, 2008, and to support our ongoing operations and restructuring activities required to implement our strategic objectives. To raise capital and liquidate non-core assets, we accomplished the following:

•	issued Series A Convertible Preferred Stock in the aggregate amount of $50.0 million in February 2007 and $4.5 million in January 2008

•	issued Series B Convertible Preferred Stock in the amount of $10.0 million in March 2008

•	completed a common stock rights offering in October 2007, netting proceeds of $28.0 million

•

sold our STP business in Altoona, Pennsylvania in February 2008 for proceeds net of costs of approximately $22.4 million plus an anticipated working capital adjustment payable to us of approximately $3.0 million

•	sold an indirect 30.0% equity interest in our Shanghai operation for $9.5 million in March 2008

•	sold assets from our closed Decatur, Alabama facility and assets, land and building from the closed Booneville, Mississippi facility for $5.4 million during the first six months of 2008

•	in March 2008, refinanced $38.3 million of the 7.375% Senior Notes held by Plainfield, extending the maturity date to March 28, 2009

•	amended our receivables sale facility and our secured revolving credit facility in February 2008 to extend the maturity of these facilities to February 19, 2009 and April 28, 2009, respectively

•	sold our Wolverine Tube Canada, Inc. business for net proceeds of approximately $41.2 million in July 2008

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

Availability under our receivables sale facility as of June 29, 2008 was $37.6 million, with no advances outstanding. Under our secured revolving credit facility, at June 29, 2008 we had $22.4 million in letters of credit and no revolving loans outstanding. As a result of our restructuring activities and a significant decrease in inventories, the aggregate amount of letters of credit outstanding under the secured revolving credit facility exceeded our borrowing base by $2.0 million. On August 7, 2008, we deposited funds in an interest bearing cash collateral account with the facility agent and lender to remedy this over advance.

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

See the discussion of risks related to our liquidity under Risk Factors in our Form 10-K for the year ended December 31, 2007 and in Item 1A, Risk Factors, of this 10-Q/A.

Sources of Liquidity

Our principal sources of liquidity are cash and cash equivalents, working capital decreases, amounts available under our liquidity facilities, proceeds from sales of certain assets, and cash proceeds from the sale of equity in connection with our recapitalization plan outlined in Recapitalization Plan above.

Cash and cash equivalents. For the six months ending June 29, 2008, we had a net decrease in cash and cash equivalents of $36.9 million from December 31, 2007. Cash provided by investing activities of $29.5 million were more than offset by cash used by continuing and discontinued operations of $40.9 million and $26.4 million of cash used by financing activities.

Working capital decreases. Working capital on June 29, 2008, after adjusting for assets and liabilities held for sale and the reclassification of $109.4 million of debt from long term to short term, decreased by $33.9 million from similarly adjusted working capital at December 31, 2007. The decrease in working capital was primarily due to the liquidation of working capital at our Decatur, Alabama and Booneville, Mississippi facilities following their closings in January 2008 and December 2007, respectively, partially offset by restructuring expenses and the impact of the 19.1% increase in the average COMEX price on accounts receivable, inventory and accounts payable.

Amounts available under liquidity facilities. Our receivables sale facility and secured revolving credit facility, as well as a credit facility in the Netherlands, are available for working capital needs. Our ability to access these liquidity facilities depends on the amount of available borrowing base or eligible receivables, less any required reserves or holdbacks, and is subject to our compliance with the terms and conditions of the facility agreements, including financial covenants. As described in Notes 11 and 12 above, we were not in compliance with certain covenants under these agreements as of June 29, 2008, and we received waiver of this non-compliance on August 28, 2008.

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

Sale of certain assets. During the first six months of 2008, we received proceeds, net of costs, of approximately $22.4 million from the sale of our STP business in Altoona, Pennsylvania and $9.5 million from the sale of a 30.0% indirect equity interest in WTS to Wieland. We received $5.4 million from the sale of assets from our closed Decatur, Alabama and Booneville, Mississippi facilities. In addition, in July 2008, following the close of the second quarter, we sold our Wolverine Tube Canada, Inc. business and other related assets for net proceeds of approximately $41.2 million.

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

Cash used by operations. Cash used for operations in the first six months of 2008 was $40.9 million compared to $44.5 million in July 2007. The cash used by operations in 2008 decreased by $3.6 million primarily due to a reduction in inventory levels and an increase in payables due to improved terms associated with the execution of the agreement with Exeon as sole supplier of copper cathode and copper scrap at our Shawnee, Oklahoma and London, Ontario facilities.

Capital expenditures. In the first half of 2008, capital expenditures totaled $2.7 million versus $1.5 million in 2007. Capital expenditures include asset replacement, environmental and safety compliance, cost reduction and productivity improvement items. Projected capital expenditures for 2008 are expected to be in the range of $5.0 to $6.0 million.

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

Off-Balance Sheet Arrangements

Except as described in Note 12, Receivables Sale Facility, to the Unaudited Condensed Consolidated Financial Statements above, there were no material changes to the information regarding the off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off Balance Sheet Arrangements” and in Note 12, Receivables Sale Facility, in our Form 10-Q/A for the quarter ended March 30, 2008.

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

During the first half of 2008, our liquidity facilities consisted of a receivables sale facility of up to $75.0 million, a $35.0 million secured revolving credit facility and a silver consignment facility. We view our receivables sale facility and our secured revolving credit facility as sources of available liquidity to the extent excess availability exists. We view our silver consignment facility as a source of indirect liquidity because it allows us to reduce the amount of working capital necessary to fund our silver raw material requirements. The terms of each of these liquidity facilities, as amended through December 31, 2007, are described in Notes 11 and 12 of the Notes to Consolidated Financial Statements contained in our 2007 Form 10-K. During the first half of 2008, we amended our secured revolving credit facility and our receivables sale facility to, among other things, extend the maturity dates of the facilities, permit the sale of our Series B Convertible Preferred Stock to Alpine, refinance the 7.375% Senior Notes held by Plainfield, complete transactions in connection with the sale of a 30.0% indirect equity interest in WTS, sell our STP operation and remove Canadian receivables from the receivables sale facility. Additionally, on August 28, 2008, we received waivers from the counterparties under our secured revolving credit facility, our receivables sale facility and our silver consignment facility related to non-compliance of certain covenants that had occurred under those facilities, and we entered into amendments to the agreements governing our secured revolving credit facility and our receivables sale facility that, among other things, reduced the size of the secured revolving credit facility to $25 million and changed the maturity date of the secured revolving credit facility to February 19, 2009, and revised the financial covenants set forth in both facilities, all as described in Notes 11 and 12 to the Unaudited Condensed Consolidated Financial Statements, above. The 2008 amendments and waivers respecting our liquidity facilities, as well as amounts available and outstanding under the facilities as of June 29, 2008, are described in Notes 11 and 12 to the Unaudited Condensed Consolidated Financial Statements, above, and in Notes 11 and 12 to the Unaudited Condensed Consolidated Financial Statements in our Form 10-Q/A for the period ended March 30, 2008.

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

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 29, 2008:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (recorded in derivative assets)	$2.1	—	—	$2.1

Liabilities:
Derivatives (recorded in derivative liabilities)	$(2.9)	—	—	$(2.9)
Wieland option to purchase 20% additional equity	$—	—	(1.3)	$(1.3)

Financial instruments classified as Level 3 in the fair value hierarchy represents a purchase option value in which management has used a least one significant unobservable input in the valuation model. The following table presents a reconciliation of activity for the purchase option value:

Balance at beginning of period	$1,285
Total realized/unrealized (losses) included in: Other (income) expense, net	(3)

Balance at end of period	$1,282

The purchase option value was measured using the Black Scholes Option Pricing Model which estimates the value based upon the following inputs:

•	Option exercise price as of the grant date

•	Current asset value as of the grant date

•	Expected term

•	Expected dividends

•	Expected volatility

•	Risk-free interest rate

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

The fair values of these derivative assets are recognized in prepaid expenses and other assets in the unaudited Condensed Consolidated Balance Sheets. The net change in the derivative asset and the underlying amounts are recognized in the unaudited Condensed Consolidated Statements of Operations under cost of goods sold. Amounts held in other comprehensive income are reclassified to earnings at the point the customer commitments are realized. Information regarding this type of derivative transaction is as follows:

	Three months ended		Six months ended
(In millions)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Gains (losses) arising from ineffectiveness included in operations	$0.2	$(0.4)	$—	$(0.3)
Gains reclassed from other comprehensive income (OCI) to operations	$—	$1.7	$0.4	$0.7

(In millions)	June 29, 2008	July 1, 2007
Aggregate notional value of derivatives outstanding	$1.9	$12.8
Period through which derivative positions currently exist	September 2008	December 2007
Gains in fair value of derivatives	$—	$0.6
The change in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$0.2	$(1.3)
Deferred gains included in OCI	$—	$0.4
Gains included in OCI to be recognized in the next 12 months	$—	$0.4
Number of months over which gain in OCI is to be recognized	3	6

We have firm-price purchase commitments with some of our copper suppliers under which we agree to buy copper at a price set in advance of the actual delivery of that copper to us. Under these arrangements, we assume the risk of a price decrease in the market price of copper between the time the price is fixed and the time the copper is delivered. In order to reduce our market exposure to price changes, at the time we enter into a firm-price purchase commitment, we also often enter into commodity forward contracts to sell a like amount of copper at the then-current price for delivery to the counterparty at a later date. We account for these transactions as cash flow hedges under SFAS 133. The fair values of these derivative assets are recognized in prepaid expenses and other assets in the unaudited Condensed Consolidated Balance Sheets. The net change in the derivative asset and the underlying amounts are recognized in the unaudited Condensed Consolidated Statements of Operations under cost of goods sold. Amounts held in OCI are reclassified to earnings at the point the customer commitments are realized. Information on this type of derivative transaction is as follows:

	Three months ended		Six months ended
(In millions)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Losses arising from ineffectiveness included in operations	$—	$(0.1)	$—	$(0.4)
Losses reclassed from other comprehensive income (OCI) to operations	$(0.7)	$(1.3)	$(1.3)	$(0.3)

(In millions)	June 29, 2008	July 1, 2007
Aggregate notional value of derivatives outstanding	$4.5	$12.1
Period through which derivative positions currently exist	September 2008	September 2007
Gains (losses) in fair value of derivatives	$0.1	$(0.1)
The change in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(0.4)	$(1.2)
Deferred gains (losses) included in OCI	$0.1	$(0.1)
Gains (losses) included in OCI to be recognized in the next 12 months	$0.1	$(0.1)
Number of months over which gain in OCI is to be recognized	3	3

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

	Three months ended		Six months ended
(In millions)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Gains (losses) arising from ineffectiveness included in operations	$(0.2)	$—	$0.2	$0.3

(In millions)	June 29, 2008	July 1, 2007
Aggregate notional value of derivatives outstanding	$9.2	$9.6
Period through which derivative positions currently exist	August 2008	September 2007
Losses in fair value of derivatives	$(0.4)	$(1.3)
The change in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(1.0)	$(1.1)

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

	Three months ended		Six months ended
(In millions)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Gains arising from ineffectiveness included in operations	$0.2	$—	$0.2	$0.5

(In millions)	June 29, 2008	July 1, 2007
Aggregate notional value of derivatives outstanding	$4.6	$1.7
Period through which derivative positions currently exist	December 2008	September 2007
Gains (losses) in fair value of derivatives	$(0.5)	$0.1
The change in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(0.5)	$(0.2)

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

	Three months ended		Six months ended
(In millions)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Gains (losses) arising from ineffectiveness included in operations	$—	$0.2	$—	$(1.3)
Gains reclassed from other comprehensive income (OCI) to operations	$—	$0.1	$—	$—

(In millions)	June 29, 2008	July 1, 2007
Aggregate notional value of derivatives outstanding	$—	$4.8
Period through which derivative positions currently exist	n/a	December 2008
Losses in fair value of derivatives	$—	$(0.6)
The change in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$—	$(0.4)
Deferred losses included in OCI	$—	$(1.3)
Losses included in OCI to be recognized in the next 12 months	$—	$(0.7)
Number of months over which gain in OCI is to be recognized	n/a	18

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

Evaluation of Disclosure Controls and Procedures

In connection with the restatement discussed in the Explanatory Note to this Form 10-Q/A and in Note 2 to the Condensed Consolidated Financial Statements contained herein, under the supervision and with the participation of management, including our Principal Executive officer (“PEO”) and our Chief Financial Officer (“CFO”), we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. As part of this evaluation, we determined that our controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms (disclosure controls and procedures and internal controls over financial reporting) were not effective for the current and certain prior periods due to the material weaknesses discussed below.

As reported in the original filing of Form 10-Q and based upon subsequent information we have determined that certain key controls were either not designed at a sufficient detailed level or not operating effectively to identify material errors in the condensed consolidated financial statements. These material weaknesses included:

•	Lack of risk assessment controls to ensure sufficient personnel with adequate knowledge and experience to identify and account for complex accounting and financial reporting issues

•	Ineffective controls over the preparation and review of quarterly financial information. Specific deficiencies identified included:

•

Lack of sufficient policies and procedures to ensure journal entries are accompanied by sufficient documentation and were adequately reviewed and approved for completeness and accuracy prior to being recorded;

•

Ineffective operation of monitoring controls ensuring account reconciliations are properly and timely prepared with adequate supporting documentation and review for completeness, accuracy and timely resolution of reconciling items; and

•	Ineffective operation of monitoring controls around the review of financial statements to ensure the completeness and accuracy of the balance sheet, statement of operations and cash flows

•

Ineffective operation of controls surrounding the completeness, accuracy and timeliness of communication between personnel responsible for financial reporting and those involved with the negotiation of transactions which resulted in an incomplete understanding of the financial reporting consequences of complex transactions.

The result of the above material weaknesses resulted in material errors being recorded in the financial statements for the quarter ended June 29, 2008, and immaterial errors being recorded in the financial statements for the quarter ended July 1, 2007, and the Consolidated Balance Sheet for the year ended December 31, 2007 as identified in the Explanatory Note to this Form 10-Q/A and in Note 2 to the Condensed Consolidated Financial Statements contained herein.

Changes in Internal Control over Financial Reporting

As previously reported, based upon the evaluation performed by our management, which was conducted with the participation of our PEO and CFO, there has been no change in our internal control over financial reporting during the second quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, we are in the process of enhancing our disclosure controls and procedures and internal controls over financial reporting by addressing the control material weaknesses described above through enhanced:

•	Documentation review, both internally and externally, of technical accounting issues,

•	Account reconciliation reviews,

•	Balance sheet, statement of operations and statement of cash flow reviews,

•	Journal entry reviews,

•	Increased involvement of financial personnel in significant transactions, and

•	Process improvements for the preparation of quarterly and annual financial information.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

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

The Termination Agreement terminated the Canadian Receivables Sale Agreement, dated as of April 4, 2006, between DEJ and WTCI (as amended, the “Canadian RSA”), and all obligations of DEJ to purchase accounts receivable pursuant to the Canadian RSA, and also provided for the release and reassignment to WTCI of certain accounts receivable and related assets conveyed under the Canadian RSA, in exchange for a payment to DEJ of US$7.5 million and CDN $21.3 million. Amendment No. 1 amended the Second Amended and Restated Receivables Purchase Agreement, dated as of February 21, 2008, among the Company, DEJ, Wolverine Finance, LLC, CIT/BC and Wachovia (as amended, the “RPA”), to reflect the termination of the Canadian RSA and the reassignment of certain accounts receivable previously sold thereunder.

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

Item 6.	Exhibits

Item 6	Exhibits
3.1(i)	Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock, dated as of July 14, 2008 (incorporated by reference to Exhibit 3(i).1 to the Company’s Current Report on Form 8-K filed on July 18, 2008).

10.1	Purchase and Sale Agreement, effective as of January 25, 2008, by and between Wolverine Tube, Inc., as the seller, and Anika and Associates, Inc., as the purchaser (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2008).

10.2	Bill of Sale, Assignment and Assumption of Contracts, dated as of April 21, 2008, by and between Wolverine Tube, Inc., as the assignor, and Anika and Associates, Inc., as the assignee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 25, 2008).

10.3	Novation Agreement, dated as of April 18, 2008, by and between Wolverine Tube, Inc. and Anika and Associates, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 25, 2008).

10.4*	Specified Canadian Receivables Sale Agreement, dated as of May 25, 2008, by and between DEJ 98 Finance, LLC, as seller, and Wolverine Tube, Inc., as purchaser.

10.5*	Amendment No. 1 to Second Amended and Restated Receivables Purchase Agreement and Amendment No. 1 to Second Amended and Restated Performance Undertaking, effective as of May 25, 2008, by and among DEJ 98 Finance, LLC, as seller, Wolverine Finance, LLC, as servicer, Wolverine Tube, Inc., performance guarantor, The CIT Group/Business Credit, Inc. and Wachovia Bank, as purchasers and agents.

10.6*	Canadian Receivables Sale Termination and Reassignment Agreement, dated as of May 25, 2008, by and among DEJ 98 Finance, LLC, Wolverine Tube (Canada) Inc., as originator, The CIT Group/Business Credit, Inc. and Wachovia Bank, National Association, as purchasers and agents.

10.7	Share and Asset Purchase Agreement, dated as of July 8, 2008, by and among Wolverine Tube Canada Limited Partnership and Wolverine Tube, Inc., as vendors, and 2172945 Ontario Limited and Black Ice Capital Corp., as purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 14, 2008).

10.8*	Amendment No. 14 to Amended and Restated Credit Agreement and Waiver, dated as of August 28, 2008, by and among Wolverine Tube, Inc., TF Investor, Inc., Tube Forming Holdings, Inc., Tube Forming, L.P., Wolverine Finance, LLC, Wolverine Joining Technologies, LLC, Wolverine China Investments, LLC, WT Holding Company, Inc. and Wachovia Bank, National Association.

10.9*	Waiver and Amendment No. 2 to Second Amended and Restated Receivables Purchase Agreement, effective as of August 28, 2008, by and among DEJ 98 Finance, LLC, Wolverine Finance, LLC, Wolverine Tube, Inc., The CIT Group/Business Credit, Inc. and Wachovia Bank, National Association.

10.10*	Waiver Letter Agreement regarding the Consignment Agreement, dated August 28, 2008, from HSBC Bank USA, National Association and acknowledged and agreed to by Wolverine Tube, Inc. and Wolverine Joining Technologies, LLC.

31.1+	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.
*	Filed with original filing

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Wolverine Tube, Inc.

Dated: December 23, 2008	By:	/s/ David A. Owen
	Name:	David A. Owen
	Title:	Senior Vice President, Chief Financial Officer
and Secretary