Form 10-Q
period 2008-09-28
WOLVERINE TUBE INC
filed 2008-12-30
CIK 821407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 28, 2008

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date:

Class	Outstanding as of December 19, 2008
Common Stock, $0.01 Par Value	40,623,736 Shares

FORM 10-Q

QUARTERLY REPORT

PART I. Financial Information

Item 1.	Financial Statements

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended		Nine months ended
(In thousands except per share amounts)	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
		(Restated) (See Note 2)		(Restated) (See Note 2)
Net sales	$231,048	$268,508	$678,018	$787,439
Cost of goods sold	222,249	256,701	650,274	743,350

Gross profit	8,799	11,807	27,744	44,089
Selling, general and administrative expenses	5,684	7,685	18,865	22,261
Net gain on divestitures	(21,711)	—	(26,715)	—
Advisory fees and expenses	239	—	791	5,828
Goodwill impairment	44,000	—	44,000	—
Restructuring and impairment charges	345	5,431	5,405	9,134

Operating income (loss)	(19,758)	(1,309)	(14,602)	6,866
Other (income) expense:
Interest expense, net	3,975	5,333	13,775	16,036
Amortization expense	866	633	2,137	1,845
Loss on sale of receivables	167	861	374	2,178
Embedded derivatives mark to fair value	—	(3,765)	(3)	(14,941)
Other (income) expense, net	262	505	25	1,078

Income (loss) from continuing operations before minority interest and income taxes	(25,028)	(4,876)	(30,910)	670
Minority interest in Chinese subsidiary	266	—	541	—
Equity in earnings of unconsolidated subsidiary	(138)	—	(138)	—
Income tax expense (benefit)	(845)	(634)	1,043	38

Net income (loss) from continuing operations	(24,311)	(4,242)	(32,356)	632
Income from discontinued operations	403	765	781	6,187

Net income (loss)	(23,908)	(3,477)	(31,575)	6,819
Less: Accretion of convertible preferred stock and beneficial conversion feature	1,255	1,255	3,766	3,362
Preferred stock dividends	1,951	1,104	4,767	12,221

Net loss applicable to common shares	$(27,114)	$(5,836)	$(40,108)	$(8,764)

Income(loss) per common share – Basic
Continuing operations	$(0.68)	$(0.43)	$(1.01)	$(0.98)
Discontinued operations	—	0.01	0.01	0.10

Net loss per common share	$(0.68)	$(0.42)	$(1.00)	$(0.88)

Income (loss) per common share – Diluted
Continuing operations	$(0.68)	$(0.43)	$(1.01)	$(0.98)
Discontinued operations	—	0.01	0.01	0.10

Net loss per common share	$(0.68)	$(0.42)	$(1.00)	$(0.88)

Shares used in computing income (loss) per share:
Basic	40,624	15,178	40,624	15,162
Diluted	40,664	15,178	40,815	15,162

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands except share and per share amounts)	September 28, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$12,811	$63,303
Restricted cash	10,202	2,126
Accounts receivable, net of allowances for doubtful accounts of $515 thousand in 2008 and $613 thousand in 2007	87,645	108,398
Inventories	90,408	108,058
Assets held for sale	3,680	43,001
Derivative assets	1,752	975
Deferred income taxes	773	—
Prepaid expenses and other assets	8,613	11,561

Total current assets	215,884	337,422
Property, plant and equipment, net	50,597	65,762
Goodwill	2,692	46,703
Intangible assets and deferred charges, net	3,950	4,284
Notes receivable	721	815
Investment in unconsolidated subsidiary	9,305	—

Total assets	$283,149	$454,986

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$53,139	$55,861
Accrued liabilities	20,103	26,072
Derivative liabilities	2,310	925
Deferred income taxes	—	677
Short-term borrowings	138,325	90,939
Liabilities held for sale	—	1,853

Total current liabilities	213,877	176,327
Long-term debt	—	146,021
Pension liabilities	7,468	17,616
Postretirement benefits obligation	6,527	18,776
Accrued environmental remediation	9,628	21,458
Deferred income taxes, non-current	3,061	3,064
Other liabilities	2,981	112

Total liabilities	243,542	383,374
Series A Convertible Preferred Stock, par value $1,000 per share; 90,000 shares authorized; 54,494 and 50,000 shares issued and outstanding as of September 28, 2008 and December 31, 2007, respectively	12,653	4,393
Series B Convertible Preferred Stock, par value $1,000 per share; 25,000 shares authorized; 10,000 and no shares issued and outstanding as of September 28, 2008 and December 31, 2007, respectively	9,700	—
Stockholders’ equity
Common stock, par value $0.01 per share; 180,000,000 shares authorized; 40,623,736 shares issued and outstanding as of September 28, 2008 and December 31, 2007	406	406
Additional paid-in capital	144,517	146,815
Accumulated deficit	(132,340)	(95,998)
Accumulated other comprehensive income, net of tax	4,671	15,996

Total stockholders’ equity	17,254	67,219

Total liabilities, convertible preferred stock and stockholders’ equity	$283,149	$454,986

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
(In thousands)	September 28, 2008	September 30, 2007
		(Restated) (See Note 2)
Operating Activities
Income (loss) from continuing operations	$(32,356)	$632
Income from discontinued operations	781	6,187

Net income (loss).	(31,575)	6,819
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	4,809	7,877
Amortization	2,255	1,921
Deferred income taxes	(1,452)	(76)
Gain on early extinguishment of debt	(858)	—
Minority interest in Chinese subsidiary	541	—
Equity in earnings of unconsolidated subsidiary	(138)	—
Impairment of assets held for sale and goodwill	44,390	5,473
Non-cash environmental and other restructuring charges	(257)	869
Change in fair value of embedded derivative	(3)	(14,941)
Stock compensation expense	1,542	1,660
Net gain on divestitures	(26,715)	—
Other non-cash items	(4,872)	986
Changes in operating assets and liabilities:
Accounts receivable, net	(17,755)	(22,458)
Sale (purchase) of accounts receivable	3,000	(1,882)
Inventories	342	(31,885)
Income taxes	132	(1,155)
Prepaid expenses and other	3,082	1,490
Accounts payable	10,258	21,189
Accrued liabilities, including pension, postretirement benefits and environmental	(14,102)	3,884

Net cash used in continuing operating activities	(28,157)	(26,416)
Net cash used in discontinued operating activities	(10,090)	(7,369)

Net cash used in operating activities	(38,247)	(33,785)

Investing Activities
Additions to property, plant and equipment	(3,124)	(2,444)
Proceeds from sale of assets	6,440	—
Investment purchases	—	(1,618)
Proceeds from sale of interest in Chinese subsidiary	19,419	—
Change in restricted cash	(8,075)	(564)

Net cash provided by (used in) continuing investing activities	14,660	(4,626)
Net cash provided by discontinued investing activities	62,163	141

Net cash provided by (used in) investing activities	76,823	(4,485)

Financing Activities
Financing fees and expenses paid	(2,071)	(110)
Payments under revolving credit facilities and other debt	(366)	(2,416)
Borrowings from revolving credit facilities and other debt	127	440
Issuance of preferred stock	14,194	45,179
Purchase or repayment of senior notes	(97,661)	—
Payment of dividends	(2,042)	(1,896)

Net cash provided by (used in) continuing financing activities	(87,819)	41,197
Net cash provided by (used in) discontinued financing activities	—	—

Net cash provided by (used in) financing activities	(87,819)	41,197

Effect of exchange rate on cash and equivalents	(1,249)	5,098

Net increase (decrease) in cash and equivalents	(50,492)	8,025

Cash and cash equivalents at beginning of period	63,303	17,745

Cash and cash equivalents at end of period	$12,811	$25,770

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

The accompanying unaudited condensed consolidated financial statements presented herewith reflect all adjustments (consisting of only normal and recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three and nine month periods ended September 28, 2008 and September 30, 2007. The results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

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

Adoption of New Accounting Policies

As of September 28, 2008, the Company’s significant accounting policies, which are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, have not materially changed from December 31, 2007, except for the following:

Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure certain financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We believe that the carrying value of our assets and liabilities closely approximates fair value. Therefore, we have elected not to adopt the fair value option included in SFAS 159.

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

are unobservable and require us to develop relevant assumptions. The only Level 3 asset or liability the Company had was the Wieland option to purchase additional equity (see Note 4, Minority Interest in Chinese Subsidiary).

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 28, 2008:

($’s in millions)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (recorded in derivative assets)	$1.8	—	—	$1.8
Liabilities:
Derivatives (recorded in derivative liabilities)	$(2.3)	—	—	$(2.3)

Financial instruments classified as Level 3 in the fair value hierarchy at the beginning of the period represent a purchase option value in which management has used at least one significant unobservable input in the valuation model. The following table presents a reconciliation of activity for the purchase option value:

Balance at beginning of period	$1,282
Total realized/unrealized losses included in:
Net gain on divestitures	(1,282)

Balance at end of period	—

The purchase option value was measured using the Black Scholes Option Pricing Model which estimates the value based upon the following inputs:

•	Option exercise price as of the grant date

•	Current asset value as of the grant date

•	Expected term

•	Expected dividends

•	Expected volatility

•	Risk-free interest rate

(2)	Restatement and Correction of Prior Year Errors

As initially reported in the second quarter 2008 Form 10-Q filed with the SEC on August 29, 2008, during preparation of the financial statements for the second quarter 2008 Form 10-Q, we discovered certain errors associated with valuing and accounting for inventory and costs of sales at the Carrollton, Texas facility, which were recorded on the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Operations, respectively. The issues at the plant related to errors in costing of certain items, including labor and overhead capitalization. In addition, the Company recorded an unrelated adjustment to certain accounts in the first quarter of 2008 that related to unrealized foreign currency gains (losses), recorded in other (income) expense on the Condensed Consolidated Statements of Operations and accounts receivable on the Condensed Consolidated Balance Sheets which had been recorded incorrectly in prior periods. The foreign currency translation errors resulted from the duplication of revaluing inter-company invoices. After completing our analysis of the materiality of these errors in accordance with Staff Accounting Bulletin No. 99, Materiality (SAB 99) and Staff Accounting Bulletin No. 108 (SAB 108) regarding the process of quantifying financial statement misstatements, and considering both the qualitative and quantitative effects of the errors, we determined that the financial statements for the first quarter of 2008 and the third quarter of 2007 contained errors that materially misstated those periods. As a result, management and the Audit Committee of the Board of Directors of the Company determined that the Company’s financial statements for the first quarter of 2008 and the third quarter of 2007 included in the Original Form 10-Q Filings should be restated and should no longer be relied upon. Accordingly, we restated the first quarter 2008 on Form 10-Q/A filed with the SEC on November 12, 2008, and are restating the third quarter 2007 financial statements within this Form 10-Q.

This form 10-Q also includes immaterial corrections for the three and nine months ended September 30, 2007 condensed consolidated financial statements for silver inventory quantity and pricing settlement gain adjustments recorded in the first quarter of 2007 but should have been recorded in the fourth quarter of 2006 and to adjust to fair value the preferred stock embedded derivative.

The tables below reflect the restatements and immaterial corrections to the Company’s previously filed financial statements included in its Form 10-Q for the third quarter of 2007. In order to reconcile to the herein financial statements which reflect reclassifications for discontinued operations occurring in 2008, amounts related to the sale of our Altoona, Pennsylvania facility on February 29, 2008 and the sale of our London, Ontario facility on July 8, 2008 have been displayed as discontinued operations reclassifications in the tables below (see Note 5, Discontinued Operations, for details).

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except share data)

(Unaudited)

	Cost of goods sold	Operating (income) loss	Embedded derivatives mark to fair value	Other (income) expense, net	(Income) loss from continuing operations before minority interest and income taxes	Net (income) loss from continuing operations
Three months ended September 30, 2007

As previously reported	$335,366	$(3,980)	$(4,579)	$602	$(1,219)	$1,246
Carrollton inventory adjustment	1,642	1,642	—	—	1,642	1,642
Foreign currency adjustment	—	—	—	(224)	(224)	(224)
Embedded derivative adjustment	—	—	814	—	814	814
Discontinued operations reclassifications **	(80,307)	3,647	—	127	3,863	765

As restated	$256,701	$1,309	$(3,765)	$505	$4,876	$4,242 *

Nine months ended September 30, 2007

As previously reported	$962,862	$20,768	$(15,755)	$2,278	$(14,397)	$(9,320)
Carrollton inventory adjustment	2,151	(2,151)	—	—	2,151	2,151
Foreign currency adjustment	—	—	—	(1,111)	(1,111)	(1,111)
Embedded derivative adjustment	—	—	814	—	814	814
Inventory gain adjustment	647	(647)	—	—	647	647
Discontinued operations reclassifications **	(222,310)	(11,104)	—	(89)	11,226	6,187

As restated	$743,350	$6,866	$(14,941)	$1,078	$(670)	$(632)

*	Amount does not total due to rounding.
**	Amounts related to the sale of our Altoona, Pennsylvania facility on February 29, 2008 and the sale of our London, Ontario facility on July 8, 2008 (see Note 5, Discontinued Operations, for details).

	Basic net income (loss) per common share	Diluted net income (loss) per common share
Three months ended September 30, 2007

As previously reported	$(0.24)	$(0.24)
Adjustment	(0.18)	(0.18)

As restated	$(0.42)	$(0.42)

Nine months ended September 30, 2007

As previously reported	$(0.41)	$(0.41)
Adjustment	(0.47)	(0.47)

As restated	$(0.88)	$(0.88)

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

(Unaudited)

	September 30, 2007 (as previously reported)	Foreign currency adjustment	Embedded derivatives mark to fair value	Carrollton inventory adjustment	September 30, 2007 (as restated)
Assets:

Accounts receivable	$105,677	$1,228	$—	$—	$106,905

Inventory	161,787	—	—	(3,411)	158,376

Total current assets	311,416	1,228	—	(3,411)	309,233

Total assets	$530,740	$1,228	$—	$(3,411)	$528,557
Liabilities and Stockholder’s Equity:
Derivative liability	$4,825	$—	$814	$—	$5,639
Total current liabilities	229,060	—	814	—	229,874
Retained earnings	13,225	1,111	(814)	(3,411)	10,111
Cumulative translation adjustment	21,496	117	—	—	21,613
Total liabilities, preferred stock and stockholder’s equity	$530,740	$1,228	$—	$(3,411)	$528,557

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the nine months ended September 30, 2007 (as previously reported)	Adjustment	Discontinued operations reclassifications *	For the nine months ended September 30, 2007 (as restated)
Income (loss) from continuing operations	$9,320	$(2,501)	$(6,187)	$632
Net income (loss)	9,320	(2,501)	—	6,819

Change in fair value of embedded derivative	(15,755)	814	—	(14,941)
Other non-cash	595	647	(256)	986
Changes in operating assets and liabilities:
Accounts receivable, net	(40,382)	(1,228)	19,152	(22,458)
Inventories	(38,285)	2,151	4,249	(31,885)

*	Amounts related to the sale of our Altoona, Pennsylvania facility on February 29, 2008 and the sale of our London, Ontario facility on July 8, 2008 (see Note 5, Discontinued Operations, for details).

Such restatements have also been corrected in our Note 23, Condensed Consolidating Financial Information. While the consolidated information reported in this note agrees to the restated amounts above, the Parent, Subsidiary and Non-Guarantor Subsidiaries have also been restated.

(3)	Restricted Cash

Our liquidity is affected by restricted cash balances, which are included in current assets and are not available for general corporate use. Restricted cash as of September 28, 2008 and December 31, 2007 was $10.2 million and $2.1 million, respectively. At September 28, 2008 restricted cash includes $1.2 million in margin deposits related to our metal hedging programs, $0.4 million deposited in an interest bearing Brazilian bank account, $0.7 million as collateral to secure our purchase credit card program and $7.9 million related to cash collateral to support certain letters of credit under our secured revolving credit facility. Restricted cash at December 31, 2007 included $1.0 million related to deposits for margin calls on our metal hedge programs, $0.4 million deposited in an interest bearing Brazilian bank account, and $0.7 million as collateral to secure our purchase credit card program.

(4)	Minority Interest in Chinese Subsidiary

On March 14, 2008, the Company sold a 30.0% indirect equity interest in Wolverine Tube Shanghai Co., Ltd. (“WTS”), to The Wieland Group (“Wieland”). The agreement provided to Wieland an option to purchase between April 2011 and April 2013 an additional 20.0% equity interest in WTS. On September 15, 2008 the Company and Wieland entered into an agreement which granted to Wieland the right to immediately exercise the option to purchase the additional 20.0% equity interest in WTS for a purchase price of $10.1 million. Following the completion of the exercise of the 20% purchase option, Wieland has a 50.0% indirect ownership in the equity of WTS. From September 15, 2008 the results of WTS are accounted for using the equity method because neither party controls WTS. The payment of the $10.1 million is subject to a post-closing adjustment at the end of the first fiscal quarter of WTS in 2011 based upon the financial performance of WTS during the period beginning March 31, 2008 through the end of the first fiscal quarter of 2011. In no event will the Company be required to make a post-closing adjustment payment in excess of $2.5 million to Wieland nor will Wieland be required to make a post-closing adjustment payment in excess of $7.5 million to the Company. The $2.5 million floor has been recorded as deferred revenue. The total gain on the sale of the 50.0% interest was $12.6 million.

As of September 15, 2008 the option to purchase the additional 20.0% equity interest in WTS had a non-cash embedded derivative value of $1.3 million. With the exercise of the purchase option, the embedded derivative has been eliminated. Pursuant to the agreements to purchase the stock, Wolverine and Wieland will cause Wolverine Shanghai to apply for approval under Chinese law to add directors to the board of Wolverine Shanghai and change certain voting and other corporate governance matters of Wolverine Shanghai. The parties have until July 31, 2009 to obtain these approvals. If the approvals are not obtained by July 31, 2009, Wolverine and Wieland have agreed to unwind the transactions contemplated by the Agreement by Wolverine returning to Wieland the $19.6 million cash purchase price, plus interest, and certain commissions, if any, received by Wieland, and Wieland returning to Wolverine any distributions that it has received as a result of its indirect equity interest in Wolverine Shanghai. Management believes that the requisite approvals for the matters discussed above will be obtained.

(5)	Discontinued Operations

On February 29, 2008, we sold substantially all of the assets and liabilities of our Small Tube Products (“STP”) business located in Altoona, Pennsylvania. Accordingly, we have restated all years such that all assets, liabilities, and operations associated with the STP business are presented as a discontinued operation. As part of the transaction, the Company has been negotiating an additional working capital adjustment through a working capital referee which the Company expects to ultimately be a payment of approximately $3.0 million. On November 6, 2008, the Company received a ruling from the working capital referee resulting in a working capital settlement in the Company’s favor of approximately $2.8 million. The difference between the settlement and the amount previously recorded was immaterial.

During the periods reported, STP, as a limited liability company, was included in the consolidated tax provision and return of Wolverine, its parent company. As a result of Wolverine’s net operating losses, which we believed were more likely than not, not recoverable, and after providing appropriate valuation allowances for the unrecoverable amounts, we recorded no income tax expense or benefit during these periods associated with STP See Note 21, Income Taxes, of the Condensed Consolidated Financial Statements.

On July 8, 2008 we closed on the sale of our Wolverine Tube Canada Inc., (“WTCI”) subsidiary located in London, Ontario Canada. The subsidiary produced wholesale and commercial products for sale in the North American markets. In the transaction, we sold 100% of the issued and outstanding share capital of our wholly-owned subsidiary for $41.2 million (of which $0.5 million is held in escrow to satisfy certain potential post-closing obligations). In addition, certain currency translation adjustments aggregating approximately $13.0 million included in accumulated other comprehensive income were reclassified to earnings. Additionally, we sold certain accounts receivable of Wolverine in the amount of $2.4 million, and we received $1.8 million owed by the Canadian subsidiary to Wolverine for inventory purchased prior to the sale. In our second quarter of 2008 Form 10-Q, we classified the net assets of the London, Ontario facility as held for sale. As a result of finalizing the recording of the sale the Company recorded a fair value adjustment in the second quarter of 2008 of $8.7 million. Exiting the WTCI business constitutes an exit of the wholesale business for Wolverine, therefore, we classified WTCI results as discontinued operations in all reported financial statements in this Form 10-Q.

See the table below for the net income results for the three and nine months ended September 28, 2008 and September 30, 2007 of the discontinued operations:

	Three months ended		Nine months ended
(In thousands)	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net sales	$—	$84,478	$138,692	$235,401
Income before income taxes	403	3,864	871	11,227
Income taxes	—	3,099	90	5,040

Net income	$403	$765	$781	$6,187
Net income per common share – Basic	$—	$0.01	$0.01	$0.10
Net income per common share – Diluted	$—	$0.01	$0.01	$0.10

(6)	Sale of Montreal

On September 25, 2008 the Company sold the land, buildings and equipment (the “Montreal Property”) of its previously closed Montreal, Quebec facility for $1.00 and the buyer agreed to assume any liabilities related directly or indirectly to the requirements to address any environmental contamination on or in proximity to the Montreal Property. The Montreal Property, with a carrying value of the assets of $6.8 million, has previously been included in Assets and Liabilities Held for Sale and will be written off. Additionally, the Company had recorded, prior to the sale, an environmental liability of $12.0 million. Since the purchaser has indemnified the Company for any environmental matters pertaining to the Montreal Property, the Company has eliminated this environmental reserve. In addition, the majority owner of the purchaser of the Montreal Property provided a guarantee for up to $7.0 million of environmental liabilities. The net effect of this transaction is a gain to Wolverine of $14.1 million after accounting for $0.6 million in expenses associated with the sale and reclassifying currency translation adjustments of approximately $9.4 million included in accumulated other comprehensive income to earnings.

(7)	Inventories

Inventories are as follows:

(In thousands)	September 28, 2008	December 31, 2007
Finished products	$48,982	$47,615
Work-in-process	16,975	28,732
Raw materials	14,063	16,767
Supplies	10,388	14,944

Totals	$90,408	$108,058

(8)	Earnings (Loss) Per Share

For the three and nine months ended September 28, 2008 and September 30, 2007, we accounted for earnings (loss) per share (“EPS”) in accordance with EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128 (“EITF 03-6”), which established standards regarding the computation of earnings (loss) per share by companies that have securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. EITF 03-6 requires earnings available to common stockholders for the period, after deduction of preferred stock dividends, to be allocated between the common and preferred stockholders based on their respective rights to receive dividends. Basic earnings (loss) per share is then calculated by dividing the net income (loss) allocable to common stockholders by the weighted average number of shares outstanding. EITF 03-6 does not require the presentation of basic and diluted earnings (loss) per share for securities other than common stock. Therefore, the following earnings (loss) per share amounts only pertain to common stock.

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

The calculation of net income (loss) per share for the three and nine months ended September 28, 2008 and September 30, 2007 is presented below:

	Three months ended		Nine months ended
(In thousands, except per share data)	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
		(Restated) (See Note 2)		(Restated) (See Note 2)
Basic EPS
Net income (loss)	$(23,908)	$(3,477)	$(31,575)	$6,819
Less: accretion of convertible preferred stock and beneficial conversion feature	1,255	1,255	3,766	3,362
Less: preferred stock dividends	1,951	1,104	4,767	12,221

Net loss applicable to common stockholders	$(27,114)	$(5,836)	$(40,108)	$(8,764)
Income from discontinued operations	403	765	781	6,187

Net loss from continuing operations	(27,517)	(6,601)	(40,889)	(14,951)

Amount allocable to common stockholders from continuing operations (1)	100%	100%	100%	100%
Amount allocable to common stockholders from discontinued operations (1)	41%	25%	41%	25%
Net loss from continuing operations allocated to common stockholders	(27,517)	(6,601)	(40,889)	(14,951)
Net income from discontinued operations allocable to common stockholders	$165	$191	$320	$1,547

Basic weighted average number of common shares (2)	40,624	15,178	40,624	15,162

Basic income (loss) per share- Two class method
Continuing operations	$(0.68)	$(0.43)	$(1.01)	$(0.98)
Discontinued operations (1)	$—	0.01	$0.01	0.10

Net loss per common share	$(0.68)	$(0.42)	$(1.00)	$(0.88)

Diluted EPS
Net loss available to common stockholders	$(27,114)	$(5,836)	$(40,108)	$(8,764)
Plus: accretion of convertible preferred stock and beneficial conversion feature	1,255	1,255	3,766	3,362
Plus: preferred stock dividends	1,951	1,104	4,767	12,221

Income (loss) available to common stockholders in addition to assumed conversions	(23,908)	(3,477)	(31,575)	6,819
Income from discontinued operations	403	765	781	6,187

Net income (loss) from continuing operations available to common stockholders in addition to assumed conversions	$(24,311)	$(4,242)	$(32,356)	$632
Amount allocable to common stockholders (1)	100%	100%	100%	25%
Net loss from continuing operations allocable to common stockholders	$(27,517)	(6,601)	$(40,889)	158
Net income from discontinued operations allocable to common stockholders	$165	$191	$320	$1,547

Diluted weighted average number of common shares (2)	40,664	15,178	40,815	15,162

Diluted income (loss) per share – Two class method
Continuing operations	$(0.68)	$(0.43)	$(1.01)	$(0.98)
Discontinued operations	—	0.01	0.01	0.10

Net income (loss) per common share	$(0.68)	$(0.42)	$(1.00)	$(0.88)

(1)	Amount allocable to common stockholders is calculated as the weighted average number of common shares outstanding divided by the sum of common and preferred shares outstanding for the three and nine months ended September 28, 2008 and September 30, 2007. In computing basic EPS using the two-class method, we have not allocated the loss available to common stockholders for the three and nine months ended September 28, 2008 and September 30, 2007 between common and preferred stockholders since the preferred stockholders do not have a contractual obligation to share in the net losses.
(2)	We had stock options of 14.4 million and 10.3 million shares of common stock for the nine months ended September 28, 2008 and September 30, 2007, respectively. The assumed conversion of our Series A Convertible Preferred Stock is 49.5 million and 45.5 million shares for the three months ended September 28, 2008 and September 30, 2007 respectively. The assumed conversion of our Series B Convertible Preferred Stock is 9.1 million shares for the three months ended September 28, 2008. Both Series A and Series B Convertible Preferred Stock were antidilutive for both periods, having no effect on EPS.

(9)	Recapitalization Plan

On February 1, 2007, we announced a recapitalization plan which would provide significant equity proceeds to Wolverine. We completed the first phase of this recapitalization plan, a private placement of 50,000 shares of Series A Convertible Preferred Stock, for $50.0 million, purchased by The Alpine Group, Inc. (“Alpine”) and a fund managed by Plainfield Asset Management LLC (“Plainfield”) on February 16, 2007, pursuant to a Preferred Stock Purchase Agreement (the “Preferred Stock Purchase Agreement”). Pursuant to our recapitalization plan, in August 2007, we commenced a common stock rights offering which expired on October 29, 2007. Our stockholders purchased 25,444,592 shares of common stock in the rights offering, resulting in gross proceeds of $28.0 million. Additionally, under the terms of the call option described in the Preferred Stock Purchase Agreement, Alpine purchased an additional 4,494 shares of Series A Convertible Preferred Stock on January 25, 2008 for $4.5 million in order to maintain the fully diluted ownership by Alpine and Plainfield in Wolverine at 55.0%.

We have pursued a global refinancing transaction with respect to our 10.5% and 7.375% Senior Notes, our secured revolving credit facility and our receivables sale facility. In light of market conditions which have negatively affected our ability to execute such a global refinancing strategy, in the first three quarters of 2008 we took certain actions to be in a position to retire the 7.375% Senior Notes on their maturity date of August 1, 2008. We have extended the maturity of our secured revolving credit facility and our receivables sale facility to February 19, 2009. We sold substantially all of the assets of our STP business for net proceeds of $22.2 million plus a working capital payment to us of approximately $2.8 million. In March 2008 we sold 30.0% of our WTS subsidiary for $9.5 million. On March 20, 2008, Plainfield refinanced $38.3 million of the 7.375% Senior Notes held by it by exchanging them for 10.5% Senior Exchange Notes due March 28, 2009 and Alpine purchased 10,000 shares of our Series B Convertible Preferred Stock for $10.0 million, under terms substantially similar to the Series A Convertible Preferred Stock (except for an initial annual divided rate of 8.5%). On April 21, 2008 we sold our Booneville, Mississippi facility which was closed in January 2008, for $1.4 million. In July 2008, we sold our London, Ontario wholesale and commercial tube business for net proceeds of approximately $41.2 million. These actions provided the liquidity required to repurchase or repay the outstanding 7.375% Senior Notes on or before their maturity in August 2008. On February 29, 2008, we repurchased $12.0 million in face amount of our 7.375% Senior Notes at a discount below the face value of the notes, and on April 8, 2008 we repurchased an additional $25.0 million in face amount of our 7.375% Senior Notes, also at a discount below the face value of the notes, leaving $61.4 million in face amount of our 7.375% Senior Notes, which we paid at maturity on August 1, 2008. We are continuing to pursue a refinancing plan with respect to the 10.5% Senior Notes, the 10.5% Senior Exchange Notes, our secured revolving credit facility and our receivables sale facility prior to their maturities in 2009. However, there can be no assurance that discussions and negotiations with financial institutions and current and future credit market conditions will result in the refinancing of these facilities under terms acceptable to us prior to the applicable maturity dates.

(10)	Stock-Based Compensation Plans

At September 28, 2008, we had stock-based outside director, employee and non-employee compensation plans. Subsequent to December 31, 2007, the Company issued employee and non-employee stock options covering an aggregate of 1,157,963 and 547,294 shares of common stock, respectively. The cost that will be recognized by the Company as calculated in accordance with Statement of Financial Accounting Standards 123(R) Share-Based Payment (“SFAS123(R)”), over the five year vesting periods is $0.7 million. Of the 547,294 shares of non-employee stock issued in 2008, 540,294 shares were granted to The Alpine Group, Inc. This grant was issued on August 16, 2008 in accordance with the “Management Agreement” described in section 2(b) of our 2007 Non-Qualified Stock Option Plan.

(11)	Interest Expense

The following table summarizes interest expense, net:

	Three months ended		Nine months ended
(In thousands)	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Interest expense – bonds and other	$4,266	$5,351	$14,916	$16,158
Interest income	(270)	(16)	(1,082)	(89)
Capitalized interest	(21)	(2)	(59)	(33)

Interest expense, net	$3,975	$5,333	$13,775	$16,036

(12)	Financing Arrangements and Debt

Debt consists of the following:

(In thousands)	September 28, 2008	December 31, 2007
Senior Notes, 7.375%, due August 2008	$—	$136,750
Discount on 7.375% Senior Notes, original issue discount amortized over 10 years	—	(17)
Senior Exchange Notes, 10.5%, due March 2009	38,300	—
Senior Notes, 10.5%, due April 2009	99,400	99,400
Discount on 10.5% Senior Notes, original issue discount amortized over 7 years	(86)	(214)
Other foreign facilities	693	1,017
Capitalized leases	18	24

Total debt	138,325	236,960
Less short-term borrowings	(138,325)	(90,939)

Total long-term debt	$—	$146,021

Liquidity Facilities

As of September 28, 2008, our liquidity facilities consisted of a receivables sale facility of up to $75.0 million (see Note 13) and a secured revolving credit facility of up to $25.0 million. In addition, we maintained a silver consignment facility under which we may request consignments of silver with an aggregate value up to the lesser of $25.0 million or 90.0% of the aggregate undrawn face amount of letters of credit required to be provided to the facility provider. The agreements governing our liquidity facilities contain cross default provisions. The terms of the secured revolving credit facility and the silver consignment facility, as amended through December 31, 2007, are described in Note 11 of the Notes to the Consolidated Financial Statements contained in our Form 10-K for the fiscal year ended December 31, 2007, as updated by the disclosure in Note 11 to the Unaudited Condensed Consolidated Financial Statements contained in our Form 10-Q/A for the quarter ended June 29, 2008.

Availability under our receivables sale facility as of September 28, 2008 was $34.2 million, with $3.0 million in outstanding advances. Under our secured revolving credit facility, at September 28, 2008 we had $22.4 million in letters of credit and no revolving loans outstanding. As of September 30, 2008 we had deposited $0.8 million in the cash collateral account in excess of the $7.9 million required thus providing $0.8 million availability under the revolving credit facility as of that date.

Under our silver consignment facility at September 28, 2008, we had provided $16.5 million in letters of credit to support the facility, resulting in approximately $14.9 million of total availability thereunder. As of September 28, 2008, we had $12.7 million of silver in our inventory under the facility, with a corresponding amount included in accounts payable.

For the quarter ended June 29, 2008, we were not in compliance with the minimum consolidated EBITDA covenant set forth in the agreement governing our secured revolving credit facility, which resulted in an event of default under the facility. Effective August 28, 2008, the facility agent and lender waived this event of default, (along with an event of default under the facility resulting from a similar EBITDA covenant violation under our receivables sale facility). As a part of this waiver, we agreed to certain amendments to our secured revolving credit facility, as outlined in our Form 10-Q/A for the quarter ended June 29, 2008.

We were not in compliance with the EBITDA covenant set forth in the revised agreements governing our secured revolving credit facility, our receivables sale facility and our silver consignment facility which resulted in an event of default. The lenders waived the event of default and we amended the facilities all of which were dated December 9, 2008, as follows:

•	A reduction in the maximum aggregate borrowing availability under the revolving credit facility from $25.0 million to $19.9 million.

•	A reduction in the maximum aggregate availability under the receivables sale facility from $75.0 million to $35.0 million.

•	The elimination of the minimum EBITDA covenant.

•	Full cash collateralization of the revolving credit facility.

•	A revision to the minimum excess liquidity definition to include unencumbered cash.

However the revolving credit facility had a condition precedent to becoming effective which was satisfied and the amendment became effective on December 9, 2008 with the execution of a revised collateral agreement mentioned above.

(13)	Receivables Sale Facility

The terms of our $75.0 million receivables sale facility, as amended through December 31, 2007, are described in Note 12 of the Notes to Consolidated Financial Statements contained in our Form 10-K for the fiscal year ended December 31, 2007, as updated by the disclosure in Note 12 to the Unaudited Condensed Consolidated Financial Statements contained in our Form 10-Q/A for the quarter ended June 29, 2008 and in Note 12 to the Unaudited Condensed Consolidated Financial Statements for the quarter ended September 28, 2008 contained herein.

As of September 28, 2008, the value of the receivables interests eligible to be purchased under the facility totaled approximately $34.2 million. We had $3.0 million in receivables interests outstanding as of September 28, 2008, leaving $31.2 million available under the facility as of that date.

In accordance with the provisions of Statement of Financial Accounting Standard 140, (“SFAS 140”), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, we include in accounts receivable in our consolidated balance sheets the portion of receivables sold to DEJ 98 Finance, LLC (DEJ) which have not been resold by DEJ to certain purchasers (the Liquidity Banks). At September 28, 2008 and December 31, 2007, our retained interests in these receivables were $63.6 million and $80.5 million, respectively.

Other than the receivables sale facility, we had no other off-balance sheet arrangements as of September 28, 2008, that either have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

(14)	Contingencies

We are subject to extensive environmental regulations imposed by federal, state, provincial and local authorities in the United States, Mexico and Portugal with respect to emissions to air, discharges to waterways, and the generation, handling, storage, transportation, treatment and disposal of waste materials. We have received various communications from regulatory authorities concerning certain environmental responsibilities. There were no significant changes to report from prior periods.

We have accrued undiscounted estimated environmental remediation costs of $9.6 million at September 28, 2008, consisting of $8.6 million for the Decatur facility, and $1.0 million for the Ardmore facility. Based on information currently available, we believe that the costs of these matters are not reasonably likely to have a material effect on our business, financial condition or results of operations. However, actual costs related to environmental matters could differ materially from the amounts we estimated and accrued at September 28, 2008 if these environmental matters are not resolved as anticipated.

(15)	Comprehensive (Loss) Income

The following table summarizes comprehensive (loss) income:

	Three months ended		Nine months ended
(In thousands)	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
		(Restated) (See Note 2)		(Restated) (See Note 2)
Net income (loss)	$(23,908)	$(3,477)	$(31,575)	$6,819
Translation adjustment for financial statements denominated in a foreign currency	(3,780)	4,525	(798)	9,564
Translation adjustment recognized in sale of Montreal	(3,561)	—	(3,561)	—
Translation adjustment recognized in sale of London	(9,440)	—	(9,440)	—
Unrealized gain (loss) on cash flow hedges	(453)	(290)	(64)	1,914
Recognized gains (losses) related to pension and post-retirement benefit plans	2,937	842	2,663	809

Comprehensive (loss) income	$(38,205)	$1,600	$(42,775)	$19,106

(16)	Restructuring and Other Charges

We recognized an expense during the three and nine months ended September 28, 2008 associated with restructuring activities before tax totaling $0.3 and $5.4 million, respectively.

The following sets forth the major types of costs associated with our active restructuring activities:

Montreal, Quebec Closing

(In thousands) Major Type Costs	Three months ended September 28, 2008	Nine months ended September 28, 2008	Cumulative incurred through September 28, 2008
Impair and liquidate current assets	$—	$81	$4,053
Employee related costs	—	139	10,725
Environmental remediation	—	39	11,577
Post closing costs	64	1,134	3,229
Other costs / currency		(81)	180
Fixed asset impairment	—	—	14,796

Total	$64	$1,312	$44,560

Jackson, Tennessee Closing

(In thousands) Major Type Costs	Three months ended September 28, 2008	Nine months ended September 28, 2008	Cumulative incurred through September 28, 2008
Impair and liquidate current assets	$—	$—	$746
Employee related costs	—	—	302
Environmental remediation	—	—	86
Post closing costs	13	(3)	869
Other costs / currency	—	—	657
Fixed asset impairment	—	—	20,950

Total	$13	$(3)	$23,610

Commodity Depot Closing

(In thousands) Major Type Costs	Three months ended September 28, 2008	Nine months ended September 28, 2008	Cumulative incurred through September 28, 2008
Impair and liquidate current assets	$—	$(245)	$250
Employee related costs	—	42	80

Total	$—	$(203)	$330

Wholesale Distribution Relocation

(In thousands) Major Type Costs	Three months ended September 28, 2008	Nine months ended September 28, 2008	Cumulative incurred through September 28, 2008
Building lease termination	$—	$—	$392
Other costs	—	—	7
Fixed asset impairment	—	—	71

Total	$—	$—	$470

Booneville, Mississippi Closing

(In thousands) Major Type Costs	Three months ended September 28, 2008	Nine months ended September 28, 2008	Cumulative incurred through September 28, 2008
Impair and liquidate current assets	$—	$—	$915
Employee related costs	—	5	156
Post closing costs	178	1,378	1,390
Fixed asset impairment	—	391	3,049

Total	$178	$1,774	$5,510

Decatur, Alabama Closing

(In thousands) Major Type Costs	Three months ended September 28, 2008	Nine months ended September 28, 2008	Cumulative incurred through September 28, 2008
Impair and liquidate current assets	$—	$—	$6,517
Employee related costs	116	(151)	2,985
Environmental remediation	7	7	8,608
Post closing costs	(21)	1,880	4,223
Other costs / currency	—	530	750
Fixed asset impairment	—	—	40,134

Total	$102	$2,266	$63,217

Corporate SG&A Reduction

(In thousands) Major Type Costs	Three months ended September 28, 2008	Nine months ended September 28, 2008	Cumulative incurred through September 28, 2008
Employee related costs	$(12)	$170	$513
Post retirement benefit gain	—	—	(208)
Other costs / currency	—	89	149

Total	$(12)	$259	$454

Grand Total	$345	$5,405	$138,151

At the end of the third quarter of 2008, we had reserves of $0.2 million outstanding related to restructuring activities as compared with $1.9 million for the same period in 2007.

(17)	Goodwill

In accordance with Statement of Financial Accounting Standard 142 (“SFAS 142”), Goodwill and Other Intangible Assets, our annual impairment test of goodwill is as of July 31, 2008 and we have preliminarily determined a goodwill impairment loss is probable and could be reasonably estimated. Based on the preliminary impairment assessment, the Company recorded a goodwill impairment loss of $44.0 million in the third quarter of 2008. The Company determined the fair value of the reporting unit using a discounted cash flow model with the assistance of a third party valuation specialist. The impairment of goodwill was principally related to the deterioration in profitability of our business located in Carrollton, Texas and the low market price of our common stock, resulting in a substantially depressed enterprise value. Due to the complexity of our organizational structure and the number of disposal and restructuring activities, we were unable to finalize the goodwill value as of the filing date of this Form 10-Q. Our estimated goodwill impairment will be finalized in the fourth quarter of 2008 and reported in our 2008 Annual Report on Form 10-K.

(18)	Industry Segments

Prior to the decision to sell WTCI, the Company operated in two business segments: Commercial Products and Wholesale Products. Commercial Products consists primarily of high value added products sold directly to original equipment manufacturers and includes technical, industrial, and copper alloy tubes, fabricated products, and metal joining products. The Commercial Products segment includes manufacturing plants in the United States, Portugal and Mexico and a distribution center in the Netherlands. Wholesale Products are commodity-type plumbing and refrigeration tube products, which were primarily sold to plumbing wholesalers and distributors. The Wholesale Products segment included manufacturing facilities in the United States and Canada in 2007. At the end of 2007 we exited the United States wholesale products business with the closing of our Decatur, Alabama facility. As a result of our decision to sell WTCI in July, 2008, wholesale products sold from Canada have been reclassified to discontinued operations in all periods reported. The performance of our operating segments is measured on the basis of net sales and gross profit. The level of net sales is directly impacted by the price of metal, primarily copper. We do not allocate to each reportable segment asset amounts and items of income and expense below gross profit.

Summarized financial information concerning our reportable segments is shown in the following table:

	Three months ended		Nine months ended
(In thousands)	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
		(Restated) (See Note 2)		(Restated) (See Note 2)
Pounds Shipped:
Commercial Products	43,728	48,233	130,618	143,450
Wholesale Products	—	8,298	252	32,306

Total pounds shipped	43,728	56,531	130,870	175,756

Net sales:
Commercial Products	$231,048	$231,248	$677,342	$654,355
Wholesale Products	—	37,260	676	133,084

Total net sales	$231,048	$268,508	$678,018	$787,439

Gross Profit:
Commercial Products	$8,799	$8,261	$28,199	$30,167
Wholesale Products	—	3,546	(455)	13,922

Total gross profit	$8,799	$11,807	$27,744	$44,089

Information concerning enterprise-wide revenues by product line is shown in the following table:

	Three months ended		Nine months ended
(In thousands)	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Commercial Products:
Tube Products	$176,121	$178,580	$514,220	$491,848
Fabricated Products	24,657	24,372	72,972	78,115
Other Products	30,270	28,296	90,150	84,392

Total Commercial Products	$231,048	$231,248	$677,342	$654,355
Wholesale Products:
Plumbing Tube	—	28,038	245	104,288
Refrigeration Tube	—	9,222	431	28,796

Total Wholesale Products	$—	$37,260	$676	$133,084

Total	$231,048	$268,508	$678,018	$787,439

(19)	Pension Plans

Defined Contribution Plans

We have 401(k) plans covering substantially all of our U.S. employees. We recorded expense with respect to these plans of $0.5 million and $1.7 million for the three months ended September 28, 2008 and September 30, 2007, respectively. We recorded expense with respect to these plans of $1.6 million and $3.8 million for the nine months ended September 28, 2008 and September 30, 2007, respectively. Contributions made under our defined contribution plans may include the following components: (i) a match, at our discretion, of employee salaries contributed to the plans; (ii) a contribution amount equal to 3.0% of an employee’s annual salary; (iii) a “gain share” component dependent upon us attaining certain financial performance targets; and (iv) a transition provision, providing for contributions for five years, based upon an employee’s age and years of service.

U.S. Qualified Retirement Plan

The following table summarizes the components of net periodic pension cost (benefit) for the U.S. Qualified Retirement Plan, which was frozen on February 28, 2006, for the three and nine months ended September 28, 2008 and September 30, 2007 respectively:

	Three months ended		Nine months ended
(In thousands)	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Interest cost	$2,438	$2,333	$7,314	$6,999
Expected return on plan assets	(2,734)	(2,691)	(8,202)	(8,073)
Amortization of net actuarial loss	—	176	—	528

Net periodic pension benefit	$(296)	$(182)	$(888)	$(546)

U.S. Non-qualified Retirement Plan

The following table summarizes the components of net periodic pension cost for the U.S. Non-Qualified Retirement Plan for the three and nine months ended September 28, 2008 and September 30, 2007, respectively:

	Three months ended		Nine months ended
(In thousands)	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Interest cost	$17	$16	$51	$48
Amortization of net actuarial loss	—	1	—	2

Net periodic pension cost	$17	$17	$51	$50

Postretirement Benefit Obligation

During the fiscal year 2008, we expect the total U.S. and Canadian combined postretirement benefit obligation to generate $0.2 million in income. The following table summarizes the components of the net periodic costs for the three and nine months ended September 28, 2008 and September 30, 2007 respectively:

	Three months ended		Nine months ended
(In thousands)	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Service cost	$24	$149	$178	$262
Interest cost	73	333	741	753
Amortization of prior service cost	(8)	(13)	(24)	(37)
Amortization of deferred gain	(142)	(78)	(460)	(304)
Curtailment gain (1)	—	—	(410)	—

Net periodic cost (benefit)	$(53)	$391	$25	$674

(1)	On February 29, 2008 we sold substantially all assets and certain liabilities of our STP business. On that date, the employees accepted offers of employment with the acquiring company. Accordingly, those employees were no longer entitled to receive these benefits and a curtailment gain was recorded as noted above.

While the pension costs noted above reflect average market returns in the previous years, it should be noted that market trends and resultant returns in recent months have fallen below the prior average used to calculate these costs for 2008. Pension costs in 2009 are expected to increase given the market’s movements downward in the second half of 2009.

(20)	Assets and Liabilities Held for Sale

Following the sale of the Booneville, Mississippi facility, we moved certain spare parts usable at other facilities to the Decatur, Alabama facility where we are housing surplus equipment. This equipment classified as held for sale at the end of the second quarter of 2008 at a value of $0.6M, has been written off completely during the third quarter of 2008. While efforts continue to market all remaining assets stored at the Decatur, Alabama facility, the sluggish economy and lack of serious prospects led us to the action mentioned above. Having sold the last piece of major equipment at the Booneville, Mississippi facility during the course of the third quarter, we fulfilled our lease obligation and were out of the facility by the end of November 2008.

During the first half of 2008, the Company actively pursued negotiations for the sale of its WTCI subsidiary, located in London, Ontario, Canada. On July 8, 2008, we closed on the sale of WTCI which involved a share and asset purchase agreement.

On September 25, 2008, we closed on the sale of our Montreal, Quebec facility. As part of the consideration paid for the facility, the purchaser has indemnified Wolverine Tube, Inc. against environmental loss associated with the plant site. This indemnification is backed by a $7.0 million guarantee provided by the purchasers major shareholder.

The following indicates the remaining component of assets held for sale at September 28, 2008:

Assets and Liabilities Held for Sale

(In thousands)	Decatur, Alabama
Land and Buildings	$3,680

Total assets held for sale	$3,680

(21)	Income Taxes

As of September 28, 2008, Wolverine was subject to examination in the U.S. federal tax jurisdiction and various states for the 2004-2007 tax years. Wolverine was also subject to examination in various foreign jurisdictions for the 2002-2007 tax years. We believe appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

Penalties and tax-related interest expense are reported in other expense, net and interest and amortization expense, net, respectively, on the Condensed Consolidated Statements of Operations. As of the third quarter of 2008, amounts recognized in the financial statements relative to FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”) are offset by a valuation reserve, as we have significant net operating loss (“NOL”) carryforwards in the tax jurisdictions where we have uncertain tax positions and we would utilize these NOL’s in the event of an adjustment resulting from an audit by the respective taxing authority.

For the third quarter ended September 28, 2008, we recorded a tax benefit of $0.8 million. The benefit is the result of reversing certain withholding taxes relate to dividends from our foreign subsidiaries for prior year earnings which were deemed to be exempt. This reversal was partly offset by tax expense on taxable income at our foreign locations. Tax benefit in the U.S. operations and tax expense in our Canadian locations were offset by adjustments in the valuation allowance in those tax jurisdictions.

During the first quarter of 2008, we accrued estimated capital gains taxes of $0.5 million on the sale of a portion of a foreign affiliate. Terms of the agreement related to the sale were modified in the third quarter of 2008. As a result the previously accrued capital gains taxes were no longer necessary and were reversed. In their place, alternative minimum taxes were deemed appropriate and accrued in the third quarter of 2008 in the U.S. tax entities.

(22)	Litigation

Our facilities and operations are subject to extensive environmental laws and regulations, and we are currently involved in various proceedings relating to environmental matters (see Note 14 Contingencies). We are not involved in any legal proceedings that we believe could have a material adverse effect upon our business, operating results or financial condition.

(23)	Condensed Consolidating Financial Information

The following tables present condensed consolidating financial information for: (a) Wolverine Tube, Inc. (the Parent) on a stand-alone basis; (b) on a combined basis, the guarantors of the 10.5% Senior Notes and 7.375% Senior Notes (Subsidiary Guarantors), which include TF Investor, Inc.; Tube Forming, L.P.; Wolverine Finance, LLC; Wolverine China Investment, Inc.; Wolverine China Investments, LLC; Wolverine PA, LLC; Wolverine Joining Technologies, LLC; WT Holding Company, Inc. and Tube Forming Holdings, Inc.; and (c) on a combined basis, the Non-Guarantor Subsidiaries, which include Wolverine Tube (Canada) Inc.; 3072452 Nova Scotia Company; 3072453 Nova Scotia Company; Wolverine Tube Canada Limited Partnership; Wolverine Tube (Shanghai) Co., Limited; Wolverine Wieland Singapore Holdings Private, Limited; Wolverine Shanghai Metals Co., Ltd.; Wolverine European Holdings BV; Wolverine Tube Europe BV; Wolverine Tube, BV; Wolverine Tubagem (Portugal), Lda; Wolverine Joining Technologies Canada, Inc.; Wolverine Asia, Limited; WLVN de Latinoamerica, S. de R.L. de C.V.; and WLV Mexico, S. de R.L. de C.V. Each of the Subsidiary Guarantors is 100% owned by the Parent. The guarantees issued by each of the Subsidiary Guarantors are full, unconditional, joint and several. Accordingly, separate financial statements of the 100% owned Subsidiary Guarantors are not presented because the Subsidiary Guarantors are jointly, severally and unconditionally liable under the guarantees, and we believe separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors. Furthermore, there are no significant legal restrictions on the Parent’s ability to obtain funds from its subsidiaries by dividend or loan.

The Parent is comprised of Oklahoma and Tennessee manufacturing operations and certain corporate management, sales and marketing, information services and finance functions located in Alabama.

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidating Statements of Operations

For the Three Months Ended September 28, 2008

(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
(In thousands)
Net sales	$160,997	$38,120	$33,830	$(1,899)	$231,048
Cost of goods sold	157,395	36,487	30,266	(1,899)	222,249

Gross profit	3,602	1,633	3,564	—	8,799
Selling, general and administrative expenses	4,651	601	432	—	5,684
Net gain on divestitures	(10,945)	—	(10,766)	—	(21,711)
Advisory fees and expenses	239	—	—	—	239
Goodwill impairment	—	44,000	—	—	44,000
Restructuring and impairment charges	280	—	65	—	345

Operating income (loss)	9,377	(42,968)	13,833	—	(19,758)
Other (income) expense:
Interest expense, net	5,176	(33)	(1,168)	—	3,975
Amortization expense	688	—	178	—	866
Loss on sale of receivables	—	—	167	—	167
Other (income) expense, net	(1,498)	251	1,509	—	262
Equity in earnings of subsidiaries	(29,953)	—	—	29,953	—

Income (loss) from continuing operations before minority interest and income taxes	(24,942)	(43,186)	13,147	29,953	(25,028)
Minority interest in Chinese subsidiary	266	—	—	—	266
Equity income from unconsolidated subsidiary	(138)	—	—	—	(138)
Income tax expense (benefit)	(759)	(290)	204	—	(845)

Income (loss) from continuing operations	(24,311)	(42,896)	12,943	29,953	(24,311)
Income from discontinued operations	403	—	—	—	403

Net income (loss)	(23,908)	(42,896)	12,943	29,953	(23,908)

Less: Accretion of convertible preferred stock and beneficial conversion feature	1,255	—	—	—	1,255
Preferred stock dividends	1,951	—	—	—	1,951

Net income (loss) applicable to common shares	$(27,114)	$(42,896)	$12,943	$29,953	$(27,114)

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidating Statements of Operations

For the Three Months Ended September 30, 2007

(Restated)

(See Note 2)

(Unaudited)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
(In thousands)
Net sales	$242,343	$35,018	$31,722	$(40,575)	$268,508
Cost of goods sold	235,622	32,701	28,953	(40,575)	256,701

Gross profit	6,721	2,317	2,769	—	11,807
Selling, general and administrative expenses	6,616	711	358	—	7,685
Restructuring and impairment charges	4,162	—	1,269	—	5,431

Operating income (loss)	(4,057)	1,606	1,142	—	(1,309)
Other (income) expense:
Interest expense, net	5,309	(1)	25	—	5,333
Amortization expense	405	—	228		633
Loss on sale of receivables	—	—	861	—	861
Embedded derivatives mark to fair value	(3,765)	—	—	—	(3,765)
Other (income) expense, net	1,071	180	(746)	—	505
Equity in earnings (loss) of subsidiaries	570	—	—	(570)	—

Income (loss) from continuing operations before income taxes	(6,507)	1,427	774	(570)	(4,876)
Income tax expense (benefit)	(2,265)	1,244	387	—	(634)

Net income (loss) from continuing operations	(4,242)	183	387	(570)	(4,242)
Income from discontinued operations	765	—	—	—	765

Net income (loss)	(3,477)	183	387	(570)	(3,477)

Less: Accretion of convertible preferred stock and beneficial conversion feature	1,255	—	—	—	1,255
Preferred stock dividends	1,104	—	—	—	1,104

Net income (loss) applicable to common shares	$(5,836)	$183	$387	$(570)	$(5,836)

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidating Statements of Operations

For the Nine Months Ended September 28, 2008

(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
(In thousands)
Net sales	$472,699	$113,625	$104,696	$(13,002)	$678,018
Cost of goods sold	459,792	108,617	94,867	(13,002)	650,274

Gross profit	12,907	5,008	9,829	—	27,744
Selling, general and administrative expenses	15,413	1,805	1,647	—	18,865
Net gain on divestitures	(10,945)	—	(15,770)	—	(26,715)
Advisory fees and expenses	791	—	—	—	791
Goodwill impairment	—	44,000	—	—	44,000
Restructuring and impairment charges	4,092	—	1,313	—	5,405

Operating income (loss)	3,556	(40,797)	22,639	—	(14,602)
Other (income) expenses :	—	—	—	—	—
Interest expense, net	13,985	(327)	117	—	13,775
Amortization expense	1,828	—	309	—	2,137
Loss on sale of receivables	—	—	374	—	374
Embedded derivatives mark to fair value	—	—	(3)	—	(3)
Other (income) expense, net	3,407	607	(3,989)	—	25
Equity in earnings of subsidiaries	(17,750)	—	—	17,750	—

Income (loss) from continuing operations before minority interest and income taxes	(33,414)	(41,077)	25,831	17,750	(30,910)
Minority interest in Chinese subsidiary	541	—	—	—	541
Equity income from unconsolidated sub	(138)	—	—	—	(138)
Income tax expense (benefit)	(1,461)	459	2,045	—	1,043

Income (loss) from continuing operations	(32,356)	(41,536)	23,786	17,750	(32,356)
Income from discontinued operations	781	—	—	—	781

Net income (loss)	(31,575)	(41,536)	23,786	17,750	(31,575)

Less: Accretion of convertible preferred stock and beneficial conversion feature	3,766	—	—	—	3,766
Preferred stock dividends	4,767	—	—	—	4,767

Net income (loss) applicable to common shares	$(40,108)	$(41,536)	$23,786	$17,750	$(40,108)

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidating Statements of Operations

For the Nine Months Ended September 30, 2007

(Restated)

(See Note 2)

(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
(In thousands)
Net sales	$690,240	$110,004	$88,482	$(101,287)	$787,439
Cost of goods sold	664,508	99,660	80,469	(101,287)	743,350

Gross profit	25,732	10,344	8,013	—	44,089
Selling, general and administrative expenses	18,822	2,065	1,374	—	22,261
Advisory fees and expenses	5,828	—	—	—	5,828
Restructuring and impairment charges	6,678	—	2,456	—	9,134

Operating income (loss)	(5,596)	8,279	4,183	—	6,866
Other (income) expense:
Interest expense, net	15,964	(2)	74	—	16,036
Amortization expense	1,170	—	675	—	1,845
Loss on sale of receivables	—	—	2,178	—	2,178
Embedded derivatives mark to fair value	(14,941)	—	—	—	(14,941)
Other (income) expense, net	4,498	588	(4,008)	—	1,078
Equity in earnings (loss) of subsidiaries	6,982	—	—	(6,982)	—

Income (loss) from continuing operations before income taxes	(5,305)	7,693	5,264	(6,982)	670
Income tax expense (benefit)	(5,937)	4,796	1,179	—	38

Net income (loss) from continuing operations	632	2,897	4,085	(6,982)	632
Income from discontinued operations	6,187	—	—	—	6,187

Net income (loss)	6,819	2,897	4,085	(6,982)	6,819

Less: Accretion of convertible preferred stock and beneficial conversion feature	3,362	—	—	—	3,362
Preferred stock dividends	12,221	—	—	—	12,221

Net income (loss) applicable to common shares	$(8,764)	$2,897	$4,085	$(6,982)	$(8,764)

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidating Balance Sheets

September 28, 2008

(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
(In thousands)
Assets
Current assets
Cash and cash equivalents	$5,758	$—	$7,053	$—	$12,811
Restricted cash	9,542	1	659	—	10,202
Accounts receivable, net	(980)	11,389	77,236	—	87,645
Inventories	46,646	32,716	11,046	—	90,408
Assets held for sale	3,680	—	—	—	3,680
Derivative assets	1,752	—	—	—	1,752
Deferred taxes, current	741	284	(252)	—	773
Prepaid expenses and other assets	4,967	3,353	293	—	8,613

Total current assets	72,106	47,743	96,035	—	215,884
Property, plant and equipment, net	21,070	14,345	15,182	—	50,597
Goodwill	—	752	1,940	—	2,692
Intangible assets and deferred charges, net	3,794	—	156	—	3,950
Notes receivable	—	—	721	—	721
Investment in unconsolidated subsidiary	9,305	—	—	—	9,305
Investments in subsidiaries	364,483	325	—	(364,808)	—

Total assets	$470,758	$63,165	$114,034	$(364,808)	$283,149

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$28,196	$18,407	$6,536	$—	$53,139
Accrued liabilities	15,286	2,597	2,220	—	20,103
Derivative liabilities	2,310	—	—	—	2,310
Short-term borrowings	137,612	—	713	—	138,325
Intercompany balances, net	217,613	(238,837)	21,224	—	—

Total current liabilities	401,017	(217,833)	30,693	—	213,877
Deferred income taxes, non-current	5,652	(3,277)	686	—	3,061
Pension liabilities	7,468	—	—	—	7,468
Postretirement benefits obligation	4,405	—	2,122	—	6,527
Accrued environmental remediation	9,628	—	—	—	9,628
Other liabilities	2,981	—	—	—	2,981

Total liabilities	431,151	(221,110)	33,501	—	243,542

Preferred stock	22,353				22,353
Stockholders’ equity	17,254	284,275	80,533	(364,808)	17,254

Total liabilities, convertible preferred stock, and stockholders’ equity	$470,758	$63,165	$114,034	$(364,808)	$283,149

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidating Balance Sheets

December 31, 2007

(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
(In thousands)
Assets
Current assets
Cash and cash equivalents	$37,981	$—	$25,322	$—	$63,303
Restricted cash	1,446	1	679	—	2,126
Accounts receivable, net	56,380	17,860	34,158	—	108,398
Inventories	41,304	39,801	26,953	—	108,058
Assets held for sale	10,622	25,447	6,932	—	43,001
Derivative assets	975	—	—	—	975
Prepaid expenses and other assets	6,092	3,990	1,479	—	11,561

Total current assets	154,800	87,099	95,523	—	337,422
Property, plant and equipment, net	22,615	14,711	28,436	—	65,762
Goodwill	—	44,747	1,956	—	46,703
Intangible assets and deferred charges, net	3,774	5	505	—	4,284
Deferred income taxes, non-current	6,493	(6,493)	—	—	—
Notes receivable	—	—	815	—	815
Investments in subsidiaries	445,001	325	—	(445,326)	—

Total assets	$632,683	$140,394	$127,235	$(445,326)	$454,986

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$19,575	$19,042	$17,244	$—	$55,861
Accrued liabilities	17,485	2,411	6,176	—	26,072
Derivative liabilities	925	—	—	—	925
Liabilities held for sale	—	1,853	—	—	1,853
Short-term borrowings	89,898	—	1,041	—	90,939
Deferred income taxes	1,000	(525)	202	—	677
Intercompany balances, net	251,703	(202,677)	(49,026)	—	—

Total current liabilities	380,586	(179,896)	(24,363)	—	176,327
Deferred income taxes, non-current	2,375	—	689	—	3,064
Long-term debt	146,021	—	—	—	146,021
Pension liabilities	17,616	—	—	—	17,616
Postretirement benefits obligation	5,176	—	13,600	—	18,776
Accrued environmental remediation	9,185	—	12,273	—	21,458
Other liabilities	112	—	—	—	112

Total liabilities	561,071	(179,896)	2,199	—	383,374
Preferred stock	4,393	—	—	—	4,393
Stockholders’ equity	67,219	320,290	125,036	(445,326)	67,219

Total liabilities, convertible preferred stock, and stockholders’ equity	$632,683	$140,394	$127,235	$(445,326)	$454,986

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 28, 2008

(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
(In thousands)
Operating Activities
Income (loss) from continuing operations	$(32,356)	$(41,536)	$23,786	$17,750	$(32,356)
Income from discontinued operations	781	—	—	—	781

Net income (loss)	(31,575)	(41,536)	23,786	17,750	(31,575)
Depreciation	2,181	1,438	1,190	—	4,809
Amortization	1,860	—	395	—	2,255
Deferred income taxes	8,419	(9,927)	56	—	(1,452)
Stock compensation expense	1,542	—	—	—	1,542
Impairment of assets	390	44,000	—	—	44,390
Non-cash environmental and other restructuring charges	(359)	—	102	—	(257)
Gain on early extinguishment of debt	(858)	—	—	—	(858)
Minority interest in Chinese subsidiary	541	—	—	—	541
Equity earnings of unconsolidated subsidiary	(138)	—	—	—	(138)
Change in embedded derivative mark to fair value	—	—	(3)	—	(3)
Other non-cash items	(34,339)	(62)	2,814	—	(31,587)
Equity in earnings of subsidiaries	17,750	—	—	(17,750)	—
Changes in operating assets and liabilities	75,789	(1,475)	(89,357)	—	(15,043)

Net cash provided by (used in) continuing operating activities	40,422	(7,562)	(61,017)	—	(28,157)
Net cash used in discontinued operating activities	(10,090)	—	—	—	(10,090)

Net cash provided by (used in) operating activities	30,332	(7,562)	(61,017)	—	(38,247)

Investing Activities
Additions to property, plant and equipment	5,142	(1,072)	(7,194)	—	(3,124)
Proceeds from sale of assets	7,006	—	(566)	—	6,440
Proceeds from sale of minority interest in Chinese subsidiary	19,419	—	—	—	19,419
Change in restricted cash	(8,095)	—	20	—	(8,075)

Net cash provided by (used in) continuing investing activities	23,472	(1,072)	(7,740)	—	14,660
Net cash provided by discontinued investing activities	62,163	—	—	—	62,163

Net cash provided by (used in) investing activities	85,635	(1,072)	(7,740)	—	76,823

Financing Activities
Issuance of preferred stock	14,194	—	—	—	14,194
Financing fees and expenses paid	(1,918)	—	(153)	—	(2,071)
Payment of dividends	(2,042)	—	—	—	(2,042)
Intercompany dividends	52,249	—	(52,249)	—	—
Payments under revolving credit facilities and other debt	—	—	(366)	—	(366)
Borrowings from revolving credit facilities and other debt	—	—	127	—	127
Purchase of senior notes	(97,661)	—	—	—	(97,661)
Intercompany borrowings (payments)	(74,446)	8,634	65,812	—	—

Net cash provided by (used in) continuing financing activities	(109,624)	8,634	13,171	—	(87,819)
Net cash provided by (used in) discontinued financing activities	—	—	—	—	—

Net cash provided by (used in) financing activities	(109,624)	8,634	13,171	—	(87,819)

Effect of exchange rate on cash and cash equivalents	(38,566)	—	37,317	—	(1,249)

Net decrease in cash and cash equivalents	(32,223)	—	(18,269)	—	(50,492)

Cash and cash equivalents at beginning of period	37,981	—	25,322	—	63,303

Cash and cash equivalents at end of period	$5,758	$—	$7,053	$—	$12,811

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2007

(Restated)

(See Note 2)

(Unaudited)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
(In thousands)
Operating Activities
Income (loss) from continuing operations	$632	$2,897	$4,085	$(6,982)	$632
Income from discontinued operations	6,187	—	—	—	6,187

Net income (loss)	6,819	2,897	4,085	(6,982)	6,819
Depreciation	5,338	1,627	912	—	7,877
Amortization	1,228	—	693	—	1,921
Deferred income taxes	(10)	—	(66)	—	(76)
Impairment of assets held for sale	5,473	—	—	—	5,473
Non-cash environmental and other restructuring charges	5	—	864	—	869
Change in fair value of embedded derivative	(14,941)	—	—	—	(14,941)
Stock compensation expense	1,660	—	—	—	1,660
Other non-cash items	213	661	112	—	986
Purchase of accounts receivable	—	—	(1,882)	—	(1,882)
Equity in earnings of subsidiaries	(6,982)	—	—	6,982	—
Changes in operating assets and liabilities	(32,147)	24,745	(21,533)	—	(28,935)

Net cash provided by (used in) continuing operating activities	(39,531)	29,930	(16,815)	—	(26,416)
Net cash used in discontinued operating activities	(7,369)	—	—	—	(7,369)

Net cash provided by (used in) operating activities	(46,900)	29,930	(16,815)	—	(33,785)

Investing Activities
Additions to property, plant and equipment	(889)	(260)	(1,295)	—	(2,444)
Change in restricted cash	(564)	—	—	—	(564)
Investment purchases	(1,618)	—	—	—	(1,618)

Net cash used in continuing investing activities	(3,071)	(260)	(1,295)	—	(4,626)
Net cash provided by discontinued investing activities	141	—	—	—	141

Net cash used in investing activities	(2,930)	(260)	(1,295)	—	(4,485)

Financing Activities
Issuance of preferred stock	45,179	—	—	—	45,179
Financing fees and expenses incurred	(213)	—	103	—	(110)
Payment of dividends	(1,896)	—	—	—	(1,896)
Payments under revolving credit facilities and other debt	(2,129)	(80)	(207)	—	(2,416)
Borrowings from revolving credit facilities and other debt	191	—	249	—	440
Intercompany borrowings (payments)	21,084	(29,590)	8,506	—	—

Net cash provided by (used in) continuing financing activities	62,216	(29,670)	8,651	—	41,197
Net cash provided by (used in) discontinued financing activities	—	—	—	—	—

Net cash provided by (used in) financing activities	62,216	(29,670)	8,651	—	41,197

Effect of exchange rate on cash and cash equivalents	(8,096)	—	13,194	—	5,098

Net increase in cash and equivalents	4,290	—	3,735	—	8,025

Cash and cash equivalents at beginning of period	3,150	—	14,595	—	17,745

Cash and cash equivalents at end of period	$7,440	$—	$18,330	$—	$25,770

(24)	Related Party Transactions

On November 28, 2007, we entered into a sole source purchasing agreement with Exeon, Inc. (“Exeon”), a wholly owned subsidiary of Alpine, effective as of January 1, 2008, whereby we have agreed to purchase from Exeon all of our scrap and cathode copper requirements for our domestic facilities. The agreement calls for approximately 2 days supply of copper to be held on consignment until the material is put into production. Under the agreement, we will purchase copper scrap and cathode at substantially the same prices we were paying prior to entering into the agreement, but with enhanced terms. However, we believe consolidating our purchases in this manner will be more efficient and provide more opportunities to purchase scrap material from secondary markets.

During the third quarter of 2008 we purchased 15.3 million pounds of copper cathode and scrap from Exeon at the COMEX current month average price. This represented 75.3% of our North American copper purchases for the third quarter of 2008. Fees charged by Exeon to purchase copper cathode and scrap on our behalf totaled $0.1 million for the third quarter of 2008. These fees approximate our cost to perform the same services in-house. For the first nine months of 2008, we purchased 64.0 million pounds of copper scrap and cathode from Exeon which represented 72.5% of our North America copper purchases.

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

The Company and Alpine entered into a management agreement at the initial closing of the Preferred Stock Purchase Agreement in February 2007, pursuant to which Alpine will provide the Company with certain services for a two-year period in exchange for an annual fee of $1.3 million and reimbursement of reasonable and customary expenses incurred by Alpine. During the third quarter of 2008, we paid $0.2 million to Alpine for these services.

(25)	Subsequent Events

On December 9, 2008, we received waivers from the counterparties under our secured revolving credit facility, our receivables sale facility and our silver consignment facility related to an event of default (or amortization event) that had occurred under those facilities, and we amended the agreements governing our secured revolving credit facility and our receivables sale facility effective December 9, 2008 as described in Note 12, above.

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

Company Overview

Wolverine Tube, Inc. is a global manufacturer and distributor of copper and copper alloy tube, fabricated products, and metal joining products. As of September 28, 2008, we operated our 8 facilities in the United States, Mexico, and Portugal. We also have a distribution operation in the Netherlands. Our focus is on custom-engineered, higher value-added tubular products, including fabricated copper components and metal joining products, which enhance performance and energy efficiency in many applications, including: commercial and residential heating, ventilation and air conditioning, refrigeration, home appliances, industrial equipment, power generation, petrochemicals and chemical processing. We believe that we have the broadest product offering of any North American manufacturer of copper and copper alloy tube, which allows the offering of packaged solutions and cross selling opportunities.

Prior to the decision to sell WTCI, the Company operated in two business segments: Commercial Products and Wholesale Products. Commercial Products consist primarily of high value added products sold directly to original equipment manufacturers and include technical, industrial, and copper alloy tubes, fabricated products, and metal joining products. The Commercial Products segment includes manufacturing plants in the United States, Mexico and Portugal and a distribution center in the Netherlands. Wholesale Products are commodity-type plumbing and refrigeration tube products, which were primarily sold to plumbing wholesalers and distributors. The Wholesale Products segment in 2007 and the first quarter of 2008 included manufacturing facilities in the United States and Canada. With the change in classification of our Canadian business to discontinued operations after the WTCI sale in July 2008, wholesale products sales have diminished. With our facility and business restructuring nearing completion, we are evaluating our remaining business relative to future segment reporting.

Recapitalization Plan

On February 1, 2007, we announced a recapitalization plan which would provide significant equity proceeds to Wolverine. We completed the first phase of this recapitalization plan, a private placement of 50,000 shares of Series A Convertible Preferred Stock, for $50.0 million, to Alpine and Plainfield on February 16, 2007. As part of this plan, we agreed to conduct a common stock rights offering to our common stockholders, which we completed on October 29, 2007, raising approximately $28.0 million in equity proceeds. In addition, in connection with their initial investment, Alpine and Plainfield received an option to purchase additional shares of Series A Convertible Preferred Stock, at a price of $1,000 per share, up to an amount that would be sufficient to increase their aggregate ownership to 55.0% of our outstanding common stock on an as-converted, fully diluted basis following the completion of the rights offering. Alpine exercised this option on January 25, 2008 to purchase an additional 4,494 shares of Series A Convertible Preferred Stock for $4.5 million. Additionally, Alpine purchased $10.0 million of our Series B Convertible Preferred Stock, which has substantially the same terms and conditions as and ranks equal in rights and seniority with our outstanding Series A Convertible Preferred Stock, except for an initial annual dividend rate of 8.5%. We raised approximately $92.5 million in gross equity proceeds in 2007 and 2008 from these transactions.

Since 2007, we have pursued a global refinancing transaction with respect to our 7.375% and 10.5% Senior Notes, our secured revolving credit facility and our receivables sale facility in anticipation of their maturities in 2008 and 2009. In light of market conditions which have negatively affected our ability to execute such a global refinancing strategy, we took certain actions to address the repayment of the 7.375% Senior Notes at their maturity on August 1, 2008. We extended the maturity of our receivables sale facility and our secured revolving credit facility to February 19, 2009. Further, on March 20, 2008, we refinanced $38.3 million of our 7.375% Senior Notes held by Plainfield by exchanging them for 10.5% Senior Exchange Notes due March 28, 2009. The proceeds from the equity transactions, along with net proceeds of $22.2 million from the sale of our STP business in February 2008, $9.5 million from the sale of 30.0% of our WTS operation in March 2008, $1.4 million from the sale of our Booneville, Mississippi facility, and approximately $41.2 million from the sale our London, Ontario plumbing tube business in July 2008, coupled with available cash from operations and from our extended liquidity facilities, were sufficient to repurchase or repay the balance of the 7.375% Senior Notes on or before their maturity on August 1, 2008. On February 29, 2008, we repurchased $12.0 million in face amount of our 7.375% Senior Notes at a discount below the face value of the notes, and on April 8, 2008 we repurchased an additional $25.0 million in face amount of our 7.375% Senior Notes, also at a discount below the face value of the notes, leaving $61.4 million in face amount of our 7.375% Senior Notes which we repaid at maturity on August 1, 2008. We are continuing to pursue a refinancing transaction with respect to our 10.5% Senior Notes, the 10.5% Senior Exchange notes, our secured revolving credit facility, and our receivables sale facility prior to their maturities in 2009. However, there can be no assurance that discussions and negotiations with financial institutions and current and future credit market conditions will result in the refinancing of these facilities under terms acceptable to us prior to the applicable maturity dates.

See Note 9, Recapitalization Plan, of the Notes to the Unaudited Condensed Consolidated Financial Statements for further details.

Results of Operations

The following discussion summarizes the significant factors affecting the consolidated operating results of the Company for the three and nine months ended September 28, 2008 and September 30, 2007. This discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes to the Unaudited Condensed Consolidated Financial Statements contained in Item 1 above, and the Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Executive Summary

•

Net sales for the third quarter of 2008 were $231.0 million. This represents a 14.0% decrease versus the third quarter of 2007 which primarily is the result of the closure of our manufacturing facilities located in Decatur, Alabama and Booneville, Mississippi in December of 2007 and January of 2008, respectively, offset partially by an increase in sales of our externally sourced products.

•

The number of pounds of product shipped in the third quarter of 2008 decreased to 43.7 million pounds, a 22.6% decrease from the third quarter of 2007, reflecting the closure of the two facilities mentioned above (Decatur and Booneville) offset partially by an increase in shipments of externally sourced product pounds shipped.

•

Gross profit in the third quarter of 2008 declined to $8.8 million from $11.8 million for the same period a year ago primarily due to the impact of the closure of our Decatur, Alabama and Booneville, Mississippi facilities which resulted in our exiting the domestic plumbing tube business. Gross profit for our Commercial Products business increased by 6.5%.

•	On July 8, 2008 we completed the sale of our London, Ontario wholesale and commercial tube business for net proceeds of approximately $41.2 million.

•

On September 15, 2008 the Company and Wieland entered into an agreement which granted to Wieland the right to immediately exercise the option to purchase the additional 20.0% equity interest in WTS for a purchase price of $10.1 million. Pursuant to the Agreement and including the March 15, 2008 Agreement to purchase 30% of Wolverine Shanghai, Wolverine and Wieland will cause Wolverine Shanghai to apply for approval under Chinese law to add directors to the board of Wolverine Shanghai and change certain voting and other corporate governance matters of Wolverine Shanghai. The parties have until July 31, 2009 to obtain these approvals. If the approvals are not obtained by July 31, 2009, Wolverine and Wieland have agreed to unwind the transactions contemplated by the Agreement by Wolverine returning to Wieland the $19.6 million cash purchase price, plus interest, and certain commissions, if any, received by Wieland, and Wieland returning to Wolverine any distributions that it has received as a result of its indirect equity interest in Wolverine Shanghai. Management believes that the requisite approvals for the matters discussed above will be obtained.

•

On September 25, 2008 the Company sold the land, buildings and equipment of its previously closed Montreal, Quebec facility for $1.00 and the buyer assumed any liabilities related directly or indirectly to the requirements to address any environmental contamination on or in proximity to the Montreal Property.

•

The net loss applicable to common stockholders for the third quarter of 2008 was $27.1 million. Gains of $7.6 million on the sale of an indirect equity interest in WTS, as described in Note 4 to the unaudited condensed consolidated financial statements, and a $14.1 million gain on the sale of our Montreal, Quebec facility, were more than offset by a $44.0 million goodwill impairment recorded as a result of our estimated goodwill impairment assessment performed in the third quarter, an additional $0.6 million provision for environmental matters at our Ardmore facility, preferred stock dividends of $2.0 million and the accretion allocations related to our Series A Convertible Preferred Stock in the amount of $1.3 million.

For the Three Months Ended September 28, 2008, Compared with the Three Months Ended September 30, 2007

Total Pounds Shipped	For the three months ended
(In thousands, except for percentages)	September 28, 2008	September 30, 2007	(Decrease)	% (Decrease)
Commercial products	43,728	48,233	(4,505)	(9.3)%
Wholesale products	—	8,298	(8,298)	(100.0)%

Total	43,728	56,531	(12,803)	(22.6)%

The 9.3% decrease in pounds shipped in the Commercial Products segment was due primarily to the reduction of certain commercial products which were previously produced in Decatur, Alabama, the impact of the declining housing industry and overall economic uncertainties, and alternative metals. Wholesale Products shipments have been eliminated due to the closure of the Decatur, Alabama and Booneville, Mississippi plants in December 2007 and January 2008, respectively.

Net Sales	For the three months ended
(In thousands, except for percentages)	September 28, 2008	September 30, 2007	Increase (Decrease)	% Increase (Decrease)
Commercial products	$231,048	$231,248	$(200)	(0.1)%
Wholesale products	—	37,260	(37,260)	(100.0)%

Total	$231,048	$268,508	$(37,460)	(14.0)%

Commercial product sales were $231.0 million in the third quarter of 2008 as compared to $231.2 million for the same period of 2007. The 9.3% decrease in pounds shipped was more than offset by a 10.2% increase in the per unit selling price to $5.28 per pound in 2008 versus $4.79 per pound in 2007, due to a richer mix of products sold and better pricing. Wholesale Product sales have been eliminated in 2008 due to the closure of the Decatur, Alabama and Booneville, Mississippi facilities and the sale of the London, Ontario facility.

Gross Profit	For the three months ended
	September 28, 2008	September 30, 2007	Increase (Decrease)	% Increase (Decrease)
		(Restated) (see note 2)
Commercial products	$8,799	$8,261	$538	6.5%
Wholesale products	—	3,546	(3,546)	(100.0)%

Total	$8,799	$11,807	$(3,008)	(25.5)%

Gross profit in our Commercial Products segment increased by 6.5% compared to the same period of 2007. The increase in gross profit reflects the impact of increased selling prices and lower manufacturing costs for the quarter, offset somewhat by increased freight costs to deliver off-shore outsourced products from overseas. As noted previously, we replaced in-house manufactured tubing with outsourced tubing due to the closure of the Decatur, Alabama and Booneville, Mississippi facilities. Unit manufacturing costs, which decreased from $1.47 per pound for the third quarter of 2007 compared to $1.16 per pound for the same quarter of 2008, were positively impacted by productivity gains, yield improvements and lean initiatives.

Selling, general & administrative (SG&A) expenses decreased by $2.0 million in the third quarter of 2008 as compared with the same period of 2007, largely due to the elimination of approximately 30.0% of our corporate, general and administrative positions as part of the restructuring of the Company’s North American operations announced in December 2007 and a reduction in other related costs.

During the third quarter of 2008 we recorded $21.7 million in income related to various divestitures. These activities resulted in a $1.9 million additional gain from the sale of the indirect 30.0% equity interest in WTS, $5.7 million gain from the sale of an additional indirect 20.0% equity interest in WTS, and $14.1 million gain from the sale of our Montreal, Quebec facility.

Advisory fees and expenses were $0.2 million for the third quarter of 2008.

Goodwill impairment expense of $44.0 million was recorded in the third quarter of 2008 based on the initial goodwill impairment assessment performed in accordance with SFAS 142 as described in Note 17, Goodwill.

Restructuring for the third quarter of 2008 resulted in $0.3 million in expense compared to a $5.4 million expense for the same quarter of 2007. Expenses for the third quarter of 2008 related primarily to the closed Decatur, Alabama and Booneville, Mississippi facilities. The restructuring expenses of $5.4 million in 2007 were related to the closing of our Jackson, Tennessee and Montreal, Quebec manufacturing facilities and the relocation of our U.S. wholesale warehouse into the Decatur, Alabama facility.

The third quarter net interest expense was $4.0 million in 2008 as compared to $5.3 million in the third quarter of 2007. The $1.3 million reduction was primarily the result of lower bond interest expense due to the retirement of $37.0 million of our 7.375% Senior Notes in the first half of 2008 and the payment of the remaining 7.375% Senior Notes on August 1, 2008.

Amortization expenses were $0.9 million for the third quarter of 2008 compared to $0.6 million for the same quarter of 2007. The increase in expenses reflects additional amortization of financing fees related to the cost of amending our credit facilities.

Loss on the sale of receivables associated with utilization of our receivables sale facility was $0.2 million in the third quarter of 2008 versus $0.9 million for the same period in 2007. The decline is associated with reduced utilization of our receivables sale facility following receipt of proceeds of the various financing and restructuring activities in 2007 and 2008.

For the three months ended September 30, 2007, we recorded non-cash income of $3.8 million to adjust the fair value of the conversion options embedded in the Preferred Stock Purchase Agreement entered into on February 16, 2007. The fair value of the derivative liabilities were adjusted through other (income) expense, net.

Other (income) expense, net, for the three month period ended September 28, 2008 was expense of $0.3 million compared to expense of $0.5 million in 2007. The expense in 2008 represents currency translation expense of $0.2 million, a $0.6 million gain on the sale of certain assets, an additional environmental provision for our Ardmore facility, and other miscellaneous expense of $0.1 million. The $0.5 million expense in 2007 represents $0.6 million of currency translation expenses, and miscellaneous income of $0.1 million.

Minority interest expense for the quarter was $0.3 million which reflects the earnings on 30.0% indirect equity interest in WTS purchased by Wieland effective March 14, 2008. Equity in earnings of unconsolidated subsidiary of $0.1 million represents our 50.0% equity investment in WTS beginning September 15, 2008 when Wieland purchased an additional indirect 20.0% equity interest in WTS and we began recording our investment in WTS on the equity method since we no longer have control.

A net tax benefit of $0.8 million was recorded in 2008 as compared with a net tax benefit of $0.6 million in 2007. The tax benefit reflects the reversal of withholding taxes deemed exempt partly offset by taxes accrued in foreign entities where we had taxable income for the quarter. The net tax expense from pre-tax income in our U.S. operations required an offsetting decrease in our tax valuation reserve and therefore no tax expense was recorded for these operations.

Income from discontinued operations was income of $0.4 million for the third quarter of 2008 compared to income of $0.8 million for the same period of 2007.

For the third quarter of both 2007 and 2008 we recorded a $1.3 million expense related to the accretion of the shares of our Series A Convertible Preferred Stock sold on February 16, 2007 to its redemption value of $50.0 million. This amortization will occur over ten years to the mandatory redemption date and was necessitated following the recording in 2007 of the embedded derivatives and the beneficial conversion feature associated with the Preferred Stock Purchase Agreement regarding the Series A Convertible Preferred Stock.

Dividends on our Series A and Series B Convertible Preferred Stock were $2.0 million in the third quarter of 2008 versus $1.1 million during the third quarter of 2007. The increase was due in part to the additional shares of preferred stock purchased by Alpine during the first six months of 2008. Dividends on the preferred stock are cumulative and are payable quarterly. The initial annual dividend rates were 8.0% as to the Series A Convertible Preferred Stock and 8.5% as to the Series B Convertible Preferred Stock, subject to dividend rate adjustments as described below.

We are entitled to defer dividends on the preferred stock to the extent that we do not have cash or financing available to us to cover the full quarterly dividend amount in compliance with our contractual obligations. With respect to the Series A Convertible Preferred Stock, any deferred dividend will accrue at an annual rate of 10.0% if the dividend payment date is before January 31, 2012 and at an annual rate of 12.0% per annum if the dividend payment date is on or after January 31, 2012. Any deferred dividend with respect to the Series B Convertible Preferred Stock will accrue at an annual rate of 10.5% if the dividend payment date is before January 31, 2012 and at an annual rate of 12.5% per annum if the dividend payment date is on or after January 31, 2012. Furthermore, the dividend rate on both the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock is subject to additional adjustment, as provided below, as long as certain conditions are not satisfied. Due to restrictions on cash available to pay preferred stock dividends imposed by the indenture governing our 10.5% Senior Notes due 2009, we have deferred $3.7 million in preferred stock dividends that accrued through the period ended September 28, 2008, as reflected in the Condensed Consolidated Balance Sheets in accrued liabilities. We intend to continue to defer future dividends until we refinance amounts outstanding under the indenture on or before the maturity of the 10.5% Senior Notes in April 2009.

In addition, if at any time after June 16, 2007 with respect to the Series A Convertible Preferred Stock, or June 30, 2008 with respect to the Series B Convertible Preferred Stock, the shares of common stock into which the applicable series of preferred stock is convertible are not registered for resale under the Securities Act of 1933, then the dividend rate on the applicable series of preferred stock will increase by 0.5% for each quarter in which this condition remains unsatisfied, up to a maximum increase of 2.0%. With respect to the Series A Convertible Preferred Stock as of June 16, 2007, we had not satisfied this condition. As a result, the dividend rate on the Series A Convertible Preferred Stock was subject to the 0.5.% increase for the quarter ended July 31, 2007, bringing the applicable dividend rate to 8.5%. The Series A Convertible Preferred Stock stockholders agreed to retain the dividend rate at 8.5% through June 30, 2008. Since June 30, 2008, no further waivers have been received for either the Series A Convertible Preferred Stock or the Series B Convertible Preferred Stock. Due to certain restrictions imposed under the federal securities laws upon the amount of our securities that may be registered for resale by the preferred stockholders, as affiliates of Wolverine, we continue to be unable to satisfy the resale condition applicable to both the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock. As a result, our dividend rate on each series may ultimately increase by a maximum of 2.0%. With the deferral of dividends and the dividend rate adjustment as discussed above, combined with the adjustments for failure to meet the resale condition, the maximum dividend rate on the Series A Convertible Preferred Stock could rise to 12.0% prior to January 31, 2012 or 14.0% on or after January 31, 2012 and on the Series B Convertible Preferred Stock could rise to 12.5% prior to January 31, 2012 and 14.5% on or after January 31, 2012. As of September 28, 2008, we are accruing dividends on the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock at 12.0% and 11.0%, respectively.

The net loss applicable to common shares in the third quarter of 2008 was $27.1 million, or a loss of $0.68 per common share, compared with a net loss of $5.8 million, or $0.42 per common share in 2007.

For the Nine Months Ended September 28, 2008, Compared with the Nine Months Ended September 20, 2007

Total Pounds Shipped	For the nine months ended
(In thousands, except for percentages)	September 28, 2008	September 30, 2007	(Decrease)	% (Decrease)
Commercial products	130,618	143,450	(12,832)	(8.9)%
Wholesale products	252	32,306	(32,054)	(99.2)%

Total	130,870	175,756	(44,886)	(25.5)%

The 8.9% decrease in pounds shipped in the Commercial Products segment was due to the reduction of certain commercial products which were previously produced in the Decatur, Alabama and Booneville, Mississippi plants, the impact of the decrease in the housing industry and economic uncertainties as they affect the HVAC and appliance industries’ demand for our products. Wholesale Product shipments have been virtually eliminated due to the closure of the Decatur, Alabama and Booneville, Mississippi plants in December, 2007 and the first quarter of 2008, respectively and the sale of the London, Ontario plant in July of 2008.

Net Sales	For the nine months ended
(In thousands, except for percentages)	September 28, 2008	September 30, 2007	Increase (Decrease)	% Increase Decrease)
Commercial products	$677,342	$654,355	$22,987	3.5%
Wholesale products	676	133,084	(132,408)	(99.5)%

Total	$678,018	$787,439	$(109,421)	(13.9)%

Commercial Product sales increased by 3.5% to $677.3 million for the first nine months of 2008 as compared to $654.4 million for the same period of 2007. The 9.0% decrease in pounds shipped was more than offset by a 13.8% increase in the per unit selling price to $5.19 per pound in 2008 versus $4.56 per pound in 2007 as a result of the 11.9% rise in copper prices year over year and improved pricing. Wholesale Product sales decreased by 99.5% reflecting the closure of our Decatur, Alabama and Booneville, Mississippi facilities.

Gross Profit	For the nine months ended
	September 28, 2008	September 30, 2007	(Decrease)	% (Decrease)
		(Restated) (see note 2)
Commercial products	$28,199	$30,167	$(1,968)	(6.5)%
Wholesale products	(455)	13,922	(14,377)	(103.3)%

Total	$27,744	$44,089	$(16,345)	(37.1)%

Gross profit in our Commercial Products segment was adversely affected by the downturn in the housing industry and its impact on the HVAC markets and, to a greater extent, the appliance markets which lowered our volume at several locations. In addition to the negative impact on gross profit from lower volume in these value added products, we were also not able to fully recover our overhead at these plants. As noted previously, we supplanted in-house manufactured tubing with outsourced tubing due to the closure of the Decatur, Alabama and Booneville, Mississippi facilities. Finally, increased freight costs to deliver off-shore outsourced products from overseas have affected Commercial Product margins as well. The decrease in Wholesale Products gross profits reflects the closure of our Decatur and Booneville facilities at the end of 2007 and the first quarter of 2008, respectively.

Selling, general & administrative (SG&A) expenses were decreased by $3.4 million for the nine month period ended September 28, 2008 as compared to the same period of 2007 due to the elimination of approximately 30.0% of our corporate, general and administrative positions as part of the restructuring of the Company’s North American operations announced in December 2007 and a reduction in other employee related costs.

For the nine month period ended September 28, 2008 we recorded $26.7 million in income related to various divestitures. These activities resulted in a $12.6 million gain from the sale of the indirect 50.0% equity interest in WTS and a $14.1 million gain from the sale of our Montreal, Quebec facility.

Advisory fees and expenses for the first nine months of 2008 totaled $0.8 million compared to $5.8 million for the same nine month period of 2007. The expenses in 2008 of $0.8 million were related to the continued utilization of the services of certain financial, legal and business advisors to consult on issues related to the restructuring of our balance sheet. The $5.8 million of expenses in 2007 included $5.1 million of executive compensation and severance related to the change in control effective with the completion of the initial phase of the recapitalization plan on February 16, 2007 and $0.7 million related to the utilization of services of certain financial, legal, and business advisors to consult on issues related to the recapitalization plan.

Goodwill impairment expense of $44.0 million was recorded for the nine month period ended September 28, 2008 based on the initial goodwill impairment assessment performed in the third quarter in accordance with SFAS 142 as described in Note 17, Goodwill.

Restructuring expenses for the nine month period ending September 28, 2008 were $5.4 million compared to $9.1 million in expense for the comparable period in 2007. The first nine months of 2008 restructuring expenses included a $0.4 million non-cash write down of the fair value to the sale price of the Booneville, Mississippi assets held for sale, $3.7 million related to the closure of our Decatur, Alabama and Booneville, Mississippi manufacturing facilities, and the reduction in our corporate general and administrative burden, and $1.3 million related the Montreal, Quebec facility. The restructuring expenses of $9.1 million in 2007 were related to the closure of our Jackson, Tennessee and Montreal, Quebec manufacturing facilities and the relocation of our U.S. wholesale warehouse into the Decatur, Alabama facility.

In the first nine months of 2008, net interest expense was $13.8 million as compared to $16.0 million in the same period of 2007. The $2.2 million decrease in expense was due primarily to an increase of $1.0 million in interest income received from funds invested as a result of the influx of cash from our recapitalization plan and a decrease of $1.2 million of bond interest due to the early retirement of $37.0 million in face value of our 7.375% Senior Notes and the payment of the remaining 7.375% Senior Notes on August 1, 2008.

Amortization expenses were $2.1 million for the nine month period ended September 28, 2008 compared to $1.8 million for the same period of 2007. The increase in expenses reflects additional amortization of financing fees related to the cost of amending our credit facilities.

Loss on the sale of receivables associated with utilization of our receivables sale facility was $0.4 million in the first nine months of 2008 versus $2.2 million for the same period in 2007. The decline is associated with reduced utilization of our receivables sale facility following receipt of proceeds from various financing and restructuring activities in 2007 and the first nine months of 2008.

For the nine months ended September 30, 2007, we recorded non-cash income of $14.9 million to adjust the fair value of the conversion options embedded in the Preferred Stock Purchase Agreement entered into on February 16, 2007. The fair value of the derivative liabilities was adjusted through other (income) expense, net.

Other (income) expense, net, for the nine month period ended September 28, 2008 was income of $25.0 thousand compared to expense of $1.1 million in 2007. The expense in 2008 represents a $0.9 million gain from the retirement of $37.0 million of our 7.375% Senior Notes, a $0.6 million gain on the sale of certain equipment, currency translation expense of $0.7 million partly offset by an additional environmental provision of $0.6 million established for our Ardmore facility, and other miscellaneous expense of 0.2 million. The $1.1 million expense in 2007 represents $1.0 million of currency translation expenses and miscellaneous expense of $0.1 million.

Minority interest expense for the first nine months of 2008 was $0.5 million which reflects the earnings in 30.0% equity interest in WTS which was purchased by Wieland effective March 14, 2008. Equity income for unconsolidated subsidiary of $0.1 million represents our 50.0% equity investment in WTS from September 15, 2008 when Wieland purchased an additional indirect 20.0% equity interest in WTS and we began recording our investment in WTS using the equity method.

A net tax expense of $1.0 million was recorded during the first nine months of 2008 as compared with a net tax expense of $38.0 thousand in 2007. Tax expense in 2008 reflects taxes accrued in foreign entities where we had taxable income for the period and alternative minimum taxes accrued associated with our U.S. consolidated operations partly offset by the reversal of withholding taxes mentioned above. The net tax benefit from the pretax loss in the U.S. was offset by an increase in our valuation allowance and therefore no other tax expense beyond the alternative minimum tax expense was recorded during the first nine months of 2008. The $38.0 thousand tax expense for the same period of 2007 resulted mostly from profits in certain foreign jurisdictions where we had taxable income. The net tax expense from pre-tax income in our U.S. operations required an offsetting decrease in our tax valuation reserve and therefore no tax expense was recorded for these operations.

The income from discontinued operations net of tax was $0.8 million for the first nine months of 2008 compared to income net of tax of $6.2 million for the same period of 2007. The income in 2008 includes the $2.0 million gain on the sale of our STP business which occurred on February 29, 2008 and the $8.7 million loss on the sale of our London, Ontario wholesale and commercial tube business on July 8, 2008.

For the first nine months of 2008 we recorded a $3.8 million expense related to the accretion of the shares of our Series A Convertible Preferred Stock sold on February 16, 2007 to its redemption value of $50.0 million. This amortization will occur over ten years to the mandatory redemption date and was necessitated following the recording in 2007 of the embedded derivatives and the beneficial conversion feature associated with the Preferred Stock Purchase Agreement regarding the Series A Convertible Preferred Stock. The comparable expense during the nine months of 2007 was $3.4 million.

Dividends on our Series A and Series B Convertible Preferred Stock were $4.8 million in the third quarter of 2008 versus $12.2 million during the third quarter of 2007. In the first nine months of 2007, Series A Convertible Preferred Stock dividends of $12.2 million included $9.6 million of non-cash deemed dividends to Series A Convertible Preferred Stock stockholders as a result of the beneficial conversion feature present in the convertible Preferred Stock Purchase Agreement. The increase in the remaining dividends was due in part to the additional shares of preferred stock purchased by Alpine during the first six months of 2008. Dividends on the preferred stock are cumulative and are payable quarterly at an initial annual rate of 8.0% as to the Series A Convertible Preferred Stock and 8.5% as to the Series B Convertible Preferred Stock, subject to dividend rate adjustments as described below.

We are entitled to defer dividends on the preferred stock to the extent that we do not have cash or financing available to us to cover the full quarterly dividend amount in compliance with our contractual obligations. With respect to the Series A Convertible Preferred Stock, any deferred dividend will accrue at an annual rate of 10.0% if the dividend payment date is before January 31, 2012 and at an annual rate of 12.0% per annum if the dividend payment date is on or after January 31, 2012. Any deferred dividend with respect to the Series B Convertible Preferred Stock will accrue at an annual rate of 10.5% if the dividend payment date is before January 31, 2012 and at an annual rate of 12.5% per annum if the dividend payment date is on or after January 31, 2012. Furthermore, the dividend rate on both the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock is subject to additional adjustment, as provided below, as long as certain conditions are not satisfied. Due to restrictions on cash available to pay preferred stock dividends imposed by the indenture governing our 10.5% Senior Notes due 2009, we have deferred $3.7 million in preferred stock dividends that accrued through the period ended September 28, 2008, as reflected in the Condensed Consolidated Balance Sheets in accrued liabilities. We intend to continue to defer future dividends until we refinance amounts outstanding under the indenture on or before the maturity of the 10.5% Senior Notes in April 2009.

In addition, if at any time after June 16, 2007 with respect to the Series A Convertible Preferred Stock, or June 30, 2008 with respect to the Series B Convertible Preferred Stock, the shares of common stock into which the applicable series of preferred stock is convertible are not registered for resale under the Securities Act of 1933, then the dividend rate on the applicable series of preferred stock will increase by 0.5% for each quarter in which this condition remains unsatisfied, up to a maximum increase of 2.0%. With respect to the Series A Convertible Preferred Stock as of June 16, 2007, we had not satisfied this condition. As a result, the dividend rate on the Series A Convertible Preferred Stock was subject to the 0.5.% increase for the quarter ended July 31, 2007, bringing the applicable dividend rate to 8.5%. The Series A Convertible Preferred Stock stockholders agreed to retain the dividend rate at 8.5% through June 30, 2008. Since June 30, 2008, no further waivers have been received for either the Series A Convertible Preferred Stock or the Series B Convertible Preferred Stock. Due to certain restrictions imposed under the federal securities laws upon the amount of our securities that may be registered for resale by the preferred stockholders, as affiliates of Wolverine, we continue to be unable to satisfy the resale condition applicable to both the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock. As a result, our dividend rate on each series may ultimately increase by a maximum of 2.0%. With the deferral of dividends and the dividend rate adjustment as discussed above, combined with the adjustments for failure to meet the resale condition, the maximum dividend rate on the Series A Convertible Preferred Stock could rise to 12.0% prior to January 31, 2012 or 14.0% on or after January 31, 2012 and on the Series B Convertible Preferred Stock could rise to 12.5% prior to January 31, 2012 and 14.5% on or after January 31, 2012. As of September 28, 2008, we are accruing dividends on the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock at 12.0% and 11.0%, respectively.

The net loss applicable to common shares in the nine month period ended September 28, 2008 was $40.1 million, or a loss of $1.00 per common share, compared with a net loss of $8.8 million, or $0.88 per common share for the comparable period in 2007.

Liquidity and Capital Resources

The following table presents selected information concerning our financial condition:

(In thousands)	September 28, 2008	December 31, 2007	September 30, 2007
			(Restated) (See Note 2)
Cash and equivalents	$12,811	$63,303	$25,770
Working capital *	$117,319	$186,605	$185,168
Total debt	$138,325	$236,960	$238,305
Current ratio *	2.55	3.19	3.00

*	Excludes cash and debt

Overview and Outlook

Strategically, our objective is to strengthen and reposition the Company by concentrating on improving its competitiveness, operating performance and customer service, and by becoming a leading global supplier of value added solutions and products and systems that require high performance and energy efficient heat transfer and cooling. We paid our 7.375% Senior Notes when they matured on August 1, 2008 and extended our liquidity facilities through early 2009. We continue to work towards a global refinancing program to be in place prior to the maturing of our liquidity facilities and our 10.5% Senior Notes in early 2009. When we complete our balance sheet restructuring and a global refinancing program is accomplished, we believe we will be repositioned for growth in our core businesses.

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

•

sold our STP business in Altoona, Pennsylvania in February 2008 for proceeds net of costs of approximately $22.2 million plus a working capital adjustment of $2.8 million received in the 4th quarter 2008.

•	sold an indirect 30.0% equity interest in our Shanghai operation for $9.5 million in March 2008 plus a working capital adjustment of $0.5 million

•	sold assets from our closed Decatur, Alabama facility and assets, land and building from the closed Booneville, Mississippi facility for $5.4 million during the first six months of 2008

•	in March 2008, refinanced $38.3 million of the 7.375% Senior Notes held by Plainfield, extending the maturity date to March 28, 2009

•	amended our receivables sale facility and our secured revolving credit facility in February 2008 to extend the maturity of these facilities to February 19, 2009 and April 28, 2009, respectively

•	sold our Wolverine Tube Canada, Inc. business for net proceeds of approximately $41.2 million in July 2008

•	sold an additional 20.0% equity interest in our Shanghai operation for $10.1 million in September 2008 plus a working capital adjustment of $0.4 million

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

For the first nine months of 2008, we had a net decrease in cash and cash equivalents of $50.5 million. Increases in cash and cash equivalents from the proceeds of various financing activities were offset by the retirement of $98.4 million of our 7.375% Senior Notes and normal working capital needs which continue to be affected by higher year over year copper and silver prices.

Availability under our receivables sale facility as of September 28, 2008 was $34.2 million, with $3.0 million advances outstanding. Under our secured revolving credit facility, at September 28, 2008 we had $22.4 million in letters of credit and no revolving loans outstanding. As of September 28, 2008, we deposited $0.8 million in an interest bearing cash collateral account in excess of the $7.9 million required, thus providing $0.8 million availability under this facility.

For the quarter ended June 29, 2008, we were not in compliance with the minimum consolidated EBITDA requirements set forth in the agreements governing our secured revolving credit facility and our receivables sale facility, which resulted in certain events of default (or amortization events) under those facilities. Due to cross-default provisions, we were also in default under our silver consignment facility as of that date. On August 28, 2008, we received waivers of these defaults from the counterparties under each of those facilities, and we entered into amendments to the agreements governing our secured revolving credit facility and our receivables sale facility revising, among other things, the size, pricing and maturity date of our secured revolving credit facility as well as the financial covenants set forth in both facilities, all as described in Note 12 to the Unaudited Condensed Consolidated Financial Statements, above.

Effective December 9, 2008, we received waivers from the counterparties under our revised secured revolving credit facility, our receivables sale facility and our silver consignment facility related to non compliance with our EBITDA covenant and for a non-financial covenant under our receivables sale facility and we amended the agreements governing our secured revolving, credit facility and our receivables sale facility that, among other things, reduced the size of the revolving credit facility to $19.9 million and the size of the receivables sale facility to $35.0 million, eliminated the minimum EBITDA covenant, revised the minimum excess liquidity definition to include unencumbered cash and required full cash collateralization of the revolving credit facility. See Note 12 to the Unaudited Condensed Consolidated Financial Statements for further details.

See the discussion of risks related to our liquidity under Risk Factors in our Form 10-K for the year ended December 31, 2007.

Sources of Liquidity

Our principal sources of liquidity are cash and cash equivalents, working capital changes, amounts available under our liquidity facilities, proceeds from sales of certain assets, and cash proceeds from the sale of equity in connection with our recapitalization plan outlined in Recapitalization Plan above.

Cash and cash equivalents. For the nine months end September 28, 2008, we had a net decrease in cash and cash equivalents of $50.5 million from December 31, 2007. Cash provided by investing activities of $79.6 million were more than offset by cash used by operating activities of $45.2 million and $87.8 million of cash used by financing activities.

Working capital changes. Working capital on September 28, 2008, decreased by $69.3 million from December 31, 2007. The decrease in working capital was affected in part by the liquidation of working capital at our Decatur, Alabama and Booneville, Mississippi facilities following their closings in January 2008 and December 2007, and the deconsolidation of the Shanghai facility after the 50% equity sale to Wieland offset partially by the impact of the 11.9% increase in the average COMEX price on accounts receivable, inventory and accounts payable.

Amounts available under liquidity facilities. Our receivables sale facility and secured revolving credit facility, as well as our credit facility in the Netherlands, are available for working capital needs. Our ability to access these liquidity facilities depends on the amount of available borrowing base or eligible receivables, less any required reserves or holdbacks, and is subject to our compliance with the terms and conditions of the facility agreements, including financial covenants.

Borrowings under our secured revolving credit facility. We had no borrowings under our secured revolving credit facility at September 28, 2008 and approximately $22.4 million of standby letters of credit outstanding, partially secured by $7.9 million restricted cash on deposit. We had excess borrowing availability of $0.8 thousand under our secured revolving credit facility as of that date. See Note 12 to the Unaudited Condensed Consolidated Financial Statements for further details.

Cash from our receivables sale facility. The amount of cash available to us under our receivables sale facility is based upon the amount of eligible receivables and certain reserves required by the facility. Accordingly, availability may fluctuate over time, but in no case will it exceed the facility’s purchase limit of $35.0 million. Based upon a servicing report as of September 28, 2008, the value of receivables eligible to be purchased totaled approximately $63.6 million. However, effective December 9, 2008, the purchase limit of $35.0 million was the maximum the facility could advance. At September 28, 2008 there was $3.0 million outstanding advances under this facility. See Note 12 to the Unaudited Condensed Consolidated Financial Statements for further details.

Sale of certain assets. During the first nine months of 2008, we received proceeds, net of costs, of approximately $22.2 million from the sale of our STP business in Altoona, Pennsylvania, $20.5 million from the sale of a 50.0% indirect equity interest in WTS to Wieland, and $6.4 million from the sale of assets from our closed Decatur, Alabama and Booneville, Mississippi facilities. Additionally, in July 2008, we sold our WTCI business and other related assets for net proceeds of approximately $41.2 million.

Cash proceeds from the sale of equity. As noted above, during the first half of 2008, Alpine invested an additional $4.5 million in Series A Convertible Preferred Stock on January 25, 2008, and another $9.7 million, net of $0.3 million in expenses, in Series B Convertible Preferred Stock on March 20, 2008.

Uses of Liquidity

Our principal uses of liquidity in the first nine months of 2008 were funding restricted cash, net cash used by operations, capital expenditures, payments related to our outstanding debt and other liquidity facilities, preferred stock dividends, and the repurchase of our 7.375% Senior Notes.

Restricted Cash. Our liquidity is affected by restricted cash balances, which are included in current assets and are not available for general corporate use. Restricted cash balances as of September 28, 2008 were $10.2 million compared to $2.1 million as of September 30, 2007. This $8.1 million increase in restricted cash is the result of increased margin deposits of $0.2 million due to increased copper prices and $7.9 million related to cash collateral to support certain letters of credit under our secured revolving credit facility

Cash used by operations. Cash used for operations in the first nine months of 2008 was $38.2 million compared to $33.8 million in September 2007.

Capital expenditures. In the first nine months of 2008, capital expenditures totaled $3.1 million versus $2.4 million in 2007. Capital expenditures include asset replacement, environmental and safety compliance, cost reduction and productivity improvement items. Projected capital expenditures for 2008 are expected to be in the range of $4.0 to $5.0 million.

Payments related to our outstanding debt and other liquidity facilities. During the first nine months of 2008, we made interest and other fee payments on our 7.375% and 10.5% Senior Notes and other debt totaling $13.4 million, as compared to payments of $16.8 million during the same period of 2007. We also paid Plainfield $1.1 million as a commitment fee to refinance $38.3 million of their 7.375% Senior Notes.

Preferred stock dividends. Dividends paid on our Series A and Series B Convertible Preferred Stock were $2.0 million in the first nine months of 2008 compared to dividends paid of $1.9 million for the first nine months of 2007. While we have expensed our dividend obligations, during the second quarter we reached our limit of $5.0 million on the amount of cash dividends that can be paid to the preferred stockholders without violating certain restrictive covenants applicable to our 10.5% Senior Notes. Accordingly, we are accruing the deferred dividends and interest thereon in accordance with the terms of the Series A and Series B Convertible Preferred Stock. Currently, deferred dividends accrue at an annual rate of 12.0% on the Series A Convertible Preferred Stock and 11.0% on the Series B Convertible Preferred Stock, subject to an increase of up to 12.0% in the case of the Series A Convertible Preferred Stock and 12.5% in the case of the Series B Convertible Preferred Stock in the event certain equity conditions are not met. As of September 28, 2008, we have $3.7 million of deferred dividends and interest reflected on the Condensed Consolidated Balance Sheet in accrued liabilities.

Repurchase or repayment of our 7.375% Senior Notes. On February 29, 2008 we purchased $12.0 million in face amount of the 7.375% Senior Notes at a discount below the face value of the notes, and on April 8, 2008 we purchased an additional $25.0 million in face amount of the 7.375% Senior Notes, also at a discount below the face value of the notes and on August 1, 2008 we repaid the balance of the 7.375% Senior Notes ($61.4 million).

Off-Balance Sheet Arrangements

Except as described in Note 13, Receivables Sale Facility, to the Unaudited Condensed Consolidated Financial Statements above, there were no material changes to the information regarding the off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 under the caption “Management’s Discussion and Analysis of Financial Condition

and Results of Operations – Off Balance Sheet Arrangements”, in Note 12 Receivables Sale Facility, in our Form 10-Q for the quarter ended March 30, 2008 and in Note 12 Receivables Sale Facility, in our Form 10-Q for the quarter ended June 29, 2008.

Other than the receivables sale facility, we had no other off-balance sheet arrangements as of September 28, 2008 that either have, or are reasonably likely to have, a material current or future effect on our financial conditions, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity Facilities

As more fully described in Notes 11 and 12 of the Notes to Consolidated Financial Statements contained in our 2007 Form 10-K, our financing arrangements as of September 28, 2008 consisted of (i) our 10.5% Senior Exchange Notes due March 28, 2009 and our 10.5% Senior Notes due April 2009, of which $38.3 million and $99.4 million, respectively, were outstanding; (ii) our liquidity facilities described below; and (iii) certain other credit arrangements with respect to our non-U.S. operations. The agreements governing our liquidity facilities, and the indentures and other agreements governing our Senior Notes, contain cross default provisions.

As of September 28, 2008, our liquidity facilities consisted of a receivables sale facility of up to $75.0 million, a $25.0 million secured revolving credit facility and a silver consignment facility. We view our receivables sale facility and our secured revolving credit facility as sources of available liquidity to the extent excess availability exists. We view our silver consignment facility as a source of indirect liquidity because it allows us to reduce the amount of working capital necessary to fund our silver raw material requirements. The terms of each of these liquidity facilities, as amended through December 31, 2007, are described in Notes 11 and 12 of the Notes to Consolidated Financial Statements contained in our 2007 Form 10-K. During the first half of 2008, we amended our secured revolving credit facility and our receivables sale facility to, among other things, extend the maturity dates of the facilities, permit the sale of our Series B Convertible Preferred Stock to Alpine, refinance the 7.375% Senior Notes held by Plainfield, complete transactions in connection with the sale of a 50.0% indirect equity interest in WTS, sell our STP operation and remove Canadian receivables from the receivables sale facility. On August 28, 2008, we received waivers from the counterparties under our secured revolving credit facility, our receivables sale facility and our silver consignment facility related to non-compliance of certain covenants that had occurred under those facilities, and we entered into amendments to the agreements governing our secured revolving credit facility and our receivables sale facility that, among other things, reduced the size of the secured revolving credit facility to $25.0 million and changed the maturity date of the secured revolving credit facility to February 19, 2009, and revised the financial covenants set forth in both facilities. Effective on December 9, 2008, we received waivers from the counterparties under our secured revolving credit facility, our receivables sale facility and our silver consignment facility related to non compliance with our EBITDA covenant and non compliance with a non-financial covenant under our receivables sale facility and we amended the agreements governing our secured revolving, credit facility and our receivables sale facility that, among other things, reduced the size of the revolving credit facility to $19.9 million and the size of the receivables sale facility to $35.0 million, eliminated the minimum EBITDA covenant, revised the minimum excess liquidity definition to include unencumbered cash and required full cash collateralization of the revolving credit facility. Amounts available and outstanding under the facilities as of September 28, 2008, are described in Notes 12 and 13 to the Unaudited Condensed Consolidated Financial Statements, contained herein.

Environmental Matters

We are subject to extensive environmental regulations imposed by federal, state, provincial and local authorities in the United States, Mexico and Portugal with respect to emissions to air, discharges to waterways, and the generation, handling, storage, transportation, treatment and disposal of waste materials. We have received various communications from regulatory authorities concerning certain environmental responsibilities. There were no significant changes to report from prior periods.

We have accrued undiscounted estimated environmental remediation costs of $9.6 million at September 28, 2008, consisting of $8.6 million for the Decatur facility and $1.0 million for the Ardmore facility. Based on information currently available, we believe that the costs of these matters are not reasonably likely to have a material effect on our business, financial condition or results of operations. However, actual costs related to environmental matters could differ materially from the amounts we estimated and accrued at September 28, 2008, and could result in additional exposure if these environmental matters are not resolved as anticipated.

Critical Accounting Policies

As of September 28, 2008, the Company’s significant accounting policies, which are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, have not materially changed from December 31, 2007, except for the following:

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

•

Level 2 – Observable inputs other than the quoted prices in active markets for identical assets and liabilities – includes quoted prices for similar instruments, quoted prices for identical or similar instruments in inactive markets, and amounts derived from valuation models where all significant inputs are observable in active markets. Level 2 financial assets and liabilities for the Company consist of foreign currency exchange forward contracts; and

•

Level 3 – Unobservable inputs – includes amounts derived from valuation models where one or more significant inputs are unobservable and require us to develop relevant assumptions. The only Level 3 liability for the Company is the Wieland option to purchase additional equity (see Note 4, Minority Interest in Chinese Subsidiary).

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 28, 2008:

($’s in millions)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (recorded in derivative assets)	$1.8	—	—	$1.8
Liabilities:
Derivatives (recorded in derivative liabilities)	$(2.3)	—	—	$(2.3)

Financial instruments classified as Level 3 in the fair value hierarchy at the beginning of the period represent a purchase option value in which management has used a least one significant unobservable input in the valuation model. The following table presents a reconciliation of activity for the purchase option value:

Balance at beginning of period	$1,282
Total realized/unrealized losses included in:
Net gain on divestitures	(1,282)

Balance at end of period	$—

The purchase option value was measured using the Black Scholes Option Pricing Model which estimates the value based upon the following inputs:

•	Option exercise price as of the grant date

•	Current asset value as of the grant date

•	Expected term

•	Expected dividends

•	Expected volatility

•	Risk-free interest rate

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

Commodity Price Risk

For the majority of our customers, the price they pay for a product includes a metal charge that represents the previous monthly average COMEX price for metal. For certain other customers, the metal charge represents the market value of the copper used in that product as of the date we ship the product to the customer. Our prior month average COMEX pricing model is expected to serve as a natural hedge against changes in the commodity price of copper, and allows us to better match the cost of copper with the selling price to our customers. However, as an accommodation to our customers, we often enter into fixed price commitments to purchase copper on their behalf in order to fix the price of copper in advance of shipment. We account for these transactions as cash flow hedges under Statement of Financial Accounting Standard 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and by SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (hereinafter collectively referred to as SFAS 133).

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

	Three months ended		Nine months ended
(In millions)	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Gains (losses) arising from ineffectiveness included in operations	$0.1	$0.1	$0.1	$(0.2)
Gains reclassed from other comprehensive income (OCI) to operations	$0.0	$0.7	$0.4	$1.4

(In millions)	September 28, 2008	September 30, 2007
Aggregate notional value of derivatives outstanding	6.2	$9.6
Period through which derivative positions currently exist	September 2009	September 2008
Gains (losses) in fair value of derivatives	$(0.5)	$1.0
The change in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(0.6)	$(1.1)
Deferred gains (losses) included in OCI	$(0.5)	$0.9
Gains (losses) included in OCI to be recognized in the next 12 months	$(0.5)	$0.9
Number of months over which gains (losses) in OCI is to be recognized	12	12

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

	Three months ended		Nine months ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Losses arising from ineffectiveness included in operations	$0.0	$(0.1)	$0.0	$(0.5)
Gains (losses) reclassed from other comprehensive income (OCI) to operations	$0.3	$0.1	$(1.0)	$(0.2)

(In millions)	September 28, 2008	September 30, 2007
Aggregate notional value of derivatives outstanding	$(0.7)	$18.4
Period through which derivative positions currently exist	October 2008	December 2007
Gains (losses) in fair value of derivatives	$0.1	$(0.9)
The change in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(0.1)	$(1.9)
Deferred gains (losses) included in OCI	$0.1	$(0.9)
Gains (losses) included in OCI to be recognized in the next 12 months	$0.1	$(0.9)
Number of months over which gain in OCI is to be recognized	1	3

We have entered into commodity forward contracts to sell copper in order to hedge or protect the value of the copper carried in our inventory from price decreases. We account for these forward contracts as fair value hedges under SFAS 133. The fair value of these derivative liabilities is recognized in prepaid expenses and other assets in the unaudited Condensed Consolidated Balance Sheets. The net change in the derivative liability and the underlying amounts are recognized in the unaudited Condensed Consolidated Statements of Operations under cost of goods sold. Information on this type of derivative transaction is as follows:

	Three months ended		Nine months ended
(In millions)	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Gains (losses) arising from ineffectiveness included in operations	$0.1	$(0.3)	$0.3	$—

(In millions)	September 28, 2008	September 30, 2007
Aggregate notional value of derivatives outstanding	$0.3	$21.7
Period through which derivative positions currently exist	November 2008	December 2007
Gains (losses) in fair value of derivatives	$0.1	$(2.7)
The change in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(3.6)	$(2.4)

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

	Three months ended		Nine months ended
(In millions)	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Gains arising from ineffectiveness included in operations	$0.1	$—	$0.3	$0.5

(In millions)	September 28, 2008	September 30, 2007
Aggregate notional value of derivatives outstanding	$0.4	$1.6
Period through which derivative positions currently exist	December 2008	December 2007
Losses in fair value of derivatives	$(0.4)	$(0.3)
The change in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(0.4)	$(0.2)

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

	Three months ended		Nine months ended
(In millions)	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Losses arising from ineffectiveness included in operations	$—	$(0.3)	$—	$(1.6)
Losses reclassed from other comprehensive income (OCI) to operations	$—	$(0.1)	$—	$(0.1)

(In millions)	September 28, 2008	September 30, 2007
Aggregate notional value of derivatives outstanding	$—	$3.3
Period through which derivative positions currently exist	n/a	December 2008
Losses in fair value of derivatives	$—	$(0.5)
The change in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$—	$(0.3)
Deferred losses included in OCI	$—	$(1.3)
Losses included in OCI to be recognized in the next 12 months	$—	$(1.0)
Number of months over which gain in OCI is to be recognized	n/a	15

Foreign Currency Exchange Risk

We are subject to market risk exposure from fluctuations in foreign currencies. Foreign currency exchange forward contracts may be used from time to time to hedge the variability in cash flows from the forecasted payment or receipt of currencies other than the functional currency. We do not enter into forward exchange contracts for speculative purposes. These forward currency exchange contracts and the underlying hedged receivables and payables are carried at their fair values, with any associated gains and losses recognized in current period earnings. These contracts cover periods commensurate with known or expected exposures, generally within three months. As of September 28, 2008, we had forward exchange contracts outstanding to sell foreign currency with a notional amount of $0.5 million. The estimated fair value of these forward exchange contracts to sell foreign currency was a loss of $19.0 thousand. The effect of a 10.0% adverse change in exchange rates would reduce the fair value by approximately $44.0 thousand.

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

Item 3.	Defaults Upon Senior Securities

We were not in compliance with consolidated EBITDA requirements set forth in the revised agreements governing our secured revolving credit facility and our receivables sale facility and a non-financial covenant under our receivables sale facility, which resulted in certain events of default (or amortization events) under those facilities. Due to cross-default provisions, we were also in default under our silver consignment facility as of that date. On December 9, 2008, we received waivers of default from the counterparties under each of those facilities, and we entered into amendments to the agreements governing our secured revolving credit facility and our receivables sale facility which were effective December 9, 2008 as described in Note 12 to the Unaudited Condensed Consolidated Financial Statements, above.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Principal Executive Officer (“PEO”) and our Chief Financial Officer (“CFO”), we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. As part of this evaluation, we determined that our controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms (disclosure controls and procedures) were not effective for the current and certain prior periods due to the material weaknesses discussed below.

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

As a result of these material weaknesses, material errors existed in the Company’s financial statements that were corrected prior to the issuance of the quarter ended September 28, 2008 condensed consolidated financial statements but required a restatement to our interim condensed consolidated financial statements for the periods ended September 30, 2007, March 30, 2008, and June 29, 2008 and immaterial errors being recorded in the Consolidated Balance Sheet for the year ended December 31, 2007 as identified in Note 2 to the Condensed Consolidated Financial Statements contained herein.

Changes in Internal Control over Financial Reporting

Based upon the evaluation performed by our management, which was conducted with the participation of our PEO and CFO, there have been no changes in our internal control over financial reporting during the third quarter of 2008 which are reasonably likely to materially affect our internal control over financial reporting. We are in the process of enhancing our disclosure controls and internal control over financial reporting by addressing the control deficiencies encountered during the year through enhanced:

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

These enhancements had not been fully implemented in order to be relied upon as part of our internal control over financial reporting procedures for the third quarter of 2008.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

The Company has included in its Annual Report on Form 10-K for the year ended December 31, 2007 and its Form 10-Q/A for the quarter ended June 29, 2008 a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (“Risk Factors”). The Risk Factors are hereby incorporated in Part II, Item 1A of this Form 10-Q. The information presented below updates, and should be read in conjunction with, the Risk Factors.

Our ability to complete our refinancing plan is subject to a number of conditions, some of which are beyond our control, including, but not limited to, the current state of the U.S. financial markets.

We are continuing to pursue a refinancing plan with respect to the 10.5% Senior Notes, the 10.5% Senior Exchange Notes, our secured revolving credit facility and our receivables sale facility prior to their maturities in 2009. However, there can be no assurance that current and future discussions and negotiations with financial institutions and current and future credit market conditions will result in the refinancing of these facilities under terms acceptable to us prior to the applicable maturity dates. The inability to accomplish satisfactory refinancing plans to address these liquidity facilities in 2009 could have a substantial impact on our ongoing operations and our ability to execute our strategic business objectives or operate the business effectively.

Our inability to comply with renegotiated financial covenants in our liquidity facilities could result in restricted access to available accounts, or defaults, thereunder.

On August 28, 2008, we entered into amendments to the secured revolving credit facility and receivables sale facility revising the financial covenants under these facilities through their maturity dates. There can be no assurance that we will be able to comply with any newly-negotiated financial covenants in the future or that we will be able to obtain further waivers or amendments of these covenants in the event of future noncompliance. If we are not in compliance with these covenants, and if we are unable to secure necessary waivers or other amendments from the counterparties, we will not have access to these facilities, which could significantly affect our ability to meet our expenses and operate our business. Further, such noncompliance could cause a default under these facilities, which, due to cross-default provisions in our financing agreements, could result in acceleration of our debt and other obligations under multiple agreements.

Item 5.	Other Information

Waiver and Amendments to Liquidity Facilities

Effective December 9, 2008, we received waivers from the counterparties under our secured revolving credit facility, our receivables sale facility and our silver consignment facility related to noncompliance of certain covenants that had occurred under the facilities, and we entered into amendments to the agreements governing our secured revolving credit facility and our receivables sale facility, pursuant to the following:

•	Amendment No. 16 to Amended and Restated Credit Agreement and Waiver, dated December 9, 2008, by and among Wolverine Tube, Inc. and its Subsidiary Borrowers and Wachovia Bank, National Association;

•

Consent, Waiver and Amendment No. 4 to Second Amended and Restated Receivables Purchase Agreement, dated December 9, 2008, by and among DEJ 98 Finance, LLC, Wolverine Finance, LLC, Wolverine Tube, Inc., The CIT Group/Business Credit, Inc., and Wachovia Bank, National Association; and

•

Waiver Letter Agreement regarding the Consignment Agreement, dated December 9, 2008, from HSBC Bank USA, National Association and acknowledged and agreed to by Wolverine Tube, Inc. and Wolverine Joining Technologies, LLC.

The terms and conditions of each of these waivers and amendments are described in Note 12 to the Unaudited Condensed Consolidated Financial Statement, above. This description is qualified in its entirety by the full test of the waivers and amendments, copies of which are attached hereto as Exhibits 10.13,and 10.14 and are incorporated by reference.

Item 6.	Exhibits

Item 6	Exhibits
3.1(i)	Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock, dated as of July 14, 2008 (incorporated by reference to Exhibit 3(i).1 to the Company’s Current Report on Form 8-K filed on July 18, 2008).

10.1	Share and Asset Purchase Agreement, dated as of July 8, 2008, by and among Wolverine Tube Canada Limited Partnership and Wolverine Tube, Inc., as vendors, and 2172945 Ontario Limited and Black Ice Capital Corp., as purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 14, 2008).

10.2	Amendment No. 14 to Amended and Restated Credit Agreement and Waiver, dated as of August 28, 2008, by and among Wolverine Tube, Inc., TF Investor, Inc., Tube Forming Holdings, Inc., Tube Forming, L.P., Wolverine Finance, LLC, Wolverine Joining Technologies, LLC, Wolverine China Investments, LLC, WT Holding Company, Inc. and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2008).

10.3	Waiver and Amendment No. 2 to Second Amended and Restated Receivables Purchase Agreement, effective as of August 28, 2008, by and among DEJ 98 Finance, LLC, Wolverine Finance, LLC, Wolverine Tube, Inc., The CIT Group/Business Credit, Inc. and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2008).

10.4	Waiver Letter Agreement regarding the Consignment Agreement, dated August 28, 2008, from HSBC Bank USA, National Association and acknowledged and agreed to by Wolverine Tube, Inc. and Wolverine Joining Technologies, LLC (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2008).

10.5	Letter Agreement, effective September 8, 2008, by and between Wolverine Tube, Inc. and Stephen L. Rudd (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 12, 2008).

10.6	Letter Agreement between Wolverine Tube Inc. and Garry K. Johnson dated as of September 23, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 29, 2008).

10.7+	30% Interest Purchase Agreement, dated as of September 15, 2008, by and between Wolverine CI, Wolverine Tube, Inc., Wolverine China Investments, LLC and Wieland-Werke AG.

10.8+	Option Agreement, dated as of September 15, 2008, by and between Wolverine Tube, Inc. and Wieland-Werke AG.

10.9+	Letter Agreement, dated as of September 15, 2008, by and among Wolverine Tube, Inc., Wolverine China Investments, LLC and Wieland-Werke AG.

10.10+	Optioned 20% Interest Purchase Agreement, dated as of September 15, 2008, by and among Wolverine Tube, Inc., Wolverine China Investments, LLC and Wieland-Werke AG.

10.11	Asset Purchase Agreement, dated as of September 25, 2008, by and among Wolverine Tube, Inc., 3226522 Nova Scotia Limited, Mango Copper Industries Inc., and Henri Mikhael (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2008).

10.12+	Amendment No. 3 to Second Amended and Restated Receivables Purchase Agreement, dated as of October 15, 2008, by and among DEJ 98 Finance, LLC, Wolverine Finance, LLC, Wolverine Tube, Inc., The CIT Group/Business Credit, Inc., and Wachovia Bank, National Association.]

10.13+	Consent, Waiver and Amendment No. 4 to Second Amended and Restated Receivables Purchase Agreement by and among DEJ 98 Finance, LLC, Wolverine Finance, LLC, Wolverine Tube, Inc., The CIT Group/Business Credit, Inc., and Wachovia Bank, National Association; dated December 9, 2008.

10.14+	Amendment No. 16 to Amended and Restated Credit Agreement and Waiver, dated as of December 9, 2008, by and among Wolverine Tube, Inc., TF Investor, Inc., Tube Forming Holdings, Inc., Tube Forming, L.P., Wolverine Finance, LLC, Wolverine Joining Technologies, LLC, WT Holding Company, Inc. and Wachovia Bank, National Association.

31.1+	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Wolverine Tube, Inc.

Dated: December 30, 2008	By:	/s/ David A. Owen
	Name:	David A. Owen
	Title:	Senior Vice President, Chief Financial Officer and Secretary