Form 10-K
period 2008-12-31
WOLVERINE TUBE INC
filed 2009-06-11
CIK 821407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2008,

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from              to             .

Commission file number 1-12164

WOLVERINE TUBE, INC.

(Exact name of registrant as specified in its charter)

Delaware	63-0970812
(State of Incorporation)	(IRS Employer Identification No.)

200 Clinton Avenue West, 10 th Floor Huntsville, Alabama	35801
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Note: The registrant, as a voluntary filer, is not subject to the filing requirements under Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) but has been filing all reports required to be filed by those sections for the preceding 12 months.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 29, 2008 was approximately $28,691,721 based upon the closing price of $0.72 for the Common Stock reported for such date on the Over the Counter Bulletin Board. For purposes of this disclosure, shares of Common Stock held by executive officers, directors, and other affiliates of the registrant have been excluded because such persons may be deemed to be affiliates.

Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date:

Class	Outstanding as of June 10, 2009
Common Stock, $0.01 par value	40,623,736 Shares

FORM 10-K

YEAR ENDED DECEMBER 31, 2008

PART I

Item 1.	Business

General

Wolverine Tube, Inc. (the Company, Wolverine, we, our, or us) is a global manufacturer and distributor of copper and copper alloy tube, fabricated products, and metal joining products. Our focus is on custom-engineered, higher value-added tubular products, including fabricated copper components and metal joining products, which enhance performance and energy efficiency in many applications, including: commercial and residential heating, ventilation and air conditioning, refrigeration, home appliances, industrial equipment, power generation, petrochemicals, and chemical processing.

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

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports are available on our website, at no charge, at www.wlv.com, as soon as reasonably practicable after electronic filing or furnishing such information to the Securities and Exchange Commission (“SEC”). Also available on our website, or in print upon written request at no charge, are our corporate governance guidelines, the charters of our audit, compensation and corporate nominating and governance committees, and a copy of our code of business conduct and ethics that applies to our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer, controller, or other persons performing similar functions.

We have filed, as exhibits to our Annual Report on Form 10-K, the certifications of our principal executive officer and principal financial officer under Sections 906 and 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of our public disclosure. We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act. We are no longer required to file reports under Section 13 or 15(d) of the Exchange Act. However, we file all reports required to be filed by those sections as a voluntary filer. You may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site ( http://www.sec.gov ) that contains our electronically filed reports, information statements, and other information.

Competition

We compete in highly competitive markets. Several of our competitors produce only copper tube products of a limited type. In contrast, we produce/sell a broad range of copper products, such as enhanced surface technical tube for large commercial air conditioners used in high-rise buildings, industrial tube and fabricated assemblies used in residential and light commercial air conditioning units, small precision drawn tube used in home appliances, as well as tube used in power generation and petrochemical applications. Moreover, our metal joining products are used in almost all of these applications. While no single company competes with us in all of our product lines, we face significant global competition in each product line.

We could be adversely affected if new technologies emerge in the air conditioning, refrigeration, or other consumer industries that reduce or eliminate the need for copper and copper alloy tube, fabricated copper components, and metal joining products. Aluminum is a substitute product in residential air conditioning units. Increases in the price of copper or sustained high copper prices could decrease the relative attractiveness of copper products in cases where alternatives exist and are allowable by local law or code, thereby adversely affecting our business, operating results, or financial condition.

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

North America

Our sales structure in North America consists of a sales officer, managers, field marketing representatives, customer service representatives, and independent sales agents who are responsible for selling and servicing customer accounts.

International

Our foreign sales are derived from both internal salespeople and foreign sales agents. We maintain sales, marketing, and business development offices in Apeldoorn, the Netherlands and in Shanghai, China.

For information concerning sales, gross profit, and certain other financial information and foreign and domestic operations see Note 26, Industry Segments and Foreign Operations, of the Notes to the Consolidated Financial Statements.

Energy Efficiency and Governmental Regulations

We expect that the demand for our higher value-added, energy efficient tubes will continue to grow as OEMs continue seeking ways to produce products that are less costly, are more energy efficient, and operate at a lower cost, and as existing commercial air conditioners continue to be replaced in response to the ban on production of chlorofluorocarbons. Government regulations at the local, state and federal levels periodically provide various incentives for consumers to purchase more energy efficient products, such as air conditioners, refrigerators, and similar appliances, which we believe may also increase demand for our products. However, there can be no assurance that this anticipated demand will materialize, or that we will not face increased competition, with an adverse effect on profitability, from other manufacturers in this higher value-added segment.

Markets

Markets and Products

Major markets for and a brief description of each of our product lines are set forth below:

Products	Brief Description and Major Markets
Technical Tube	Technical Tube is used to increase the heat transfer in large commercial air conditioners, heat exchangers for power generating and chemical processing plants, water heaters, swimming pool and spa heaters, and large industrial equipment oil coolers. Its major markets include commercial air conditioning manufacturers, power and process industry, heat exchanger manufacturers, water, swimming pool and spa heater manufacturers, and oil cooler manufacturers.

Industrial Tube	Industrial Tube is a small and medium diameter copper tube used in industrial applications. It is marketed primarily to residential and light commercial air conditioning manufacturers, appliance manufacturers, industrial equipment manufacturers, refrigeration equipment manufacturers, plumbing fittings and fixture manufacturers, and redraw mills (that further process the tube).

Copper Alloy Tube	Copper Alloy Tube is used for certain severe applications and corrosive environments such as condenser tubes and heat exchangers in power generating plants, chemical plants, and refineries. It is sold primarily to utilities and other power generating companies, refining and chemical processing companies and heat exchanger manufacturers.

Fabricated Products	Fabricated Products include a wide variety of copper, copper alloy, steel, titanium and aluminum tube products and subassemblies used in a wide range of applications. These products are used in commercial and residential air conditioning manufacturing, refrigeration manufacturing, and consumer appliance manufacturing, and have automotive, controls, welding, electrical, marine, building, heat transfer, and other general industrial applications.

Metal Joining Products	Metal Joining Products including brazing alloys, fluxes, and lead-free solders, are used primarily in the manufacture of residential and commercial air conditioners, plumbing, electronics, lighting, shipbuilding, aerospace, catalysts, jewelry, and other metal joining industries.

Key Customers

In 2008 and 2007, our 10 largest customers accounted for approximately 78.3% and 60.2%, respectively, of our consolidated net sales. In 2008, we had four customers who accounted for 19.6%, 19.2%, 14.6%, and 11.4%, respectively, of consolidated net sales. In 2007, we had three customers who accounted for 13.5%, 11.5%, and 10.9%, respectively, of consolidated net sales.

Backlog

A significant part of our sales is based on short-term purchase orders. For this reason, historically, we have not maintained a backlog and believe that a backlog is not a meaningful indicator of our future results. A significant amount of our sales result from customer relationships wherein we provide a high degree of specialized service and generally become the largest supplier of a customer’s copper and copper alloy requirements. Under these arrangements, our customers provide forecasts of their requirements, against which purchase orders are periodically released. In several cases, we have entered into multi-year arrangements with major customers in order to continue serving as the predominant supplier.

Manufacturing Processes

The manufacture of copper, fabricated products, and metal joining products consists of manufacturing processes including casting, extruding, drawing, forming, joining, and finishing. In most cases, raw material is first cast into a solid cylindrical shape or “billet.” The billet is then heated to a high temperature, a hole is pierced through the center of the cylinder, and the cylinder is then extruded under high pressure. Material is then either drawn to smaller sizes, or reduced on a forging machine and then drawn to a smaller size. The outside and/or inside surface may be enhanced to achieve the desired heat transfer qualities. Depending on customer needs, bending, shaping, precision cutting, forming, annealing (heating to restore flexibility), coiling, or other operations may be required to finish the product.

Raw Materials, Suppliers, and Pricing

Our principal raw materials are copper, nickel, tin, and silver. Following the announcement in December 2007 to close our Decatur, Alabama and Booneville, Mississippi plants, we entered into a sole source purchasing agreement with Exeon, Inc. to provide our North American plants with copper. We believe consolidating our purchases in this manner is more efficient and provides more opportunities to purchase materials from secondary markets. Although these raw materials can be obtained from multiple sources, and while historically we have not suffered any significant limitations on our ability to procure them, any delay or disruption in our suppliers’ ability to provide us with the necessary raw materials may significantly affect our business operations and have a negative effect on our operating results or financial condition. We contract for our remaining copper requirements through a variety of sources, including industrial suppliers and scrap dealers.

The key elements of our copper procurement and product pricing strategies are the assurance of a stable supply and the avoidance, where possible, of exposures to metal price fluctuations. Copper prices fluctuate daily, typically using the Commodities Exchange (“COMEX”) or London Metal Exchange (“LME”) price as a benchmark. We generally have an “open pricing” option under which we may fix the price of all or a portion of the metal subject to purchase contracts at any time up to the last COMEX or LME trading day in a contract period.

Generally, all products delivered to customers are priced in accordance with one of the following methods: (i) a metal charge based on the average market value of metal in the month or quarter prior to shipment to the customer plus a fixed fabrication charge, (ii) a metal charge based on the market value of metal as of the date of product shipment to the customer plus a fixed fabrication charge or (iii) we may quote a firm price to a customer, which covers both the cost of metal and fabrication charges. In the case of (i), our Company believes that this pricing policy, in conjunction with its inventory turns, provides a natural hedge against changes in the COMEX price of copper. In the case of (ii) and (iii), we work to minimize our exposure to metal price fluctuations through a variety of hedging strategies. When firm prices are quoted to customers, we generally either price an equivalent amount of metal under open pricing arrangements with suppliers or purchase forward contracts for the equivalent amount of metal. It is not our policy to attempt to profit from fluctuations in metal prices by taking speculative commodity derivative positions.

We enter into commodity forward contracts to sell copper and silver in order to mitigate the impact that price changes could have on the value of our inventory. See the Consolidated Financial Statements, Note 2, Summary of Significant Accounting Policies – Derivatives and Hedging Activities, and Note 9, Derivatives, of the Notes to the Consolidated Financial Statements.

During 2008, we satisfied the majority of our silver requirements through a silver consignment facility with HSBC Bank USA, (“HSBC”). Under this agreement, HSBC consigned certain amounts of silver to us for a fee. Upon shipment to customers, when title passes to us, we must replace the silver at the then current market price. See Note 14, Financing Arrangements and Debt, of the Notes to the Consolidated Financial Statements. We purchased the consigned silver on February 19, 2009 and eliminated the silver consignment facility with HSBC.

Strategic Sourcing North America Program

We have a strategic sourcing agreement with one of the largest China-based copper tube manufacturers to provide products to us for resale to our customers in North America. Under this arrangement, we buy certain types of tubing products from this manufacturer, import these products into the U.S., and warehouse the products until they are required by our customers. As part of the agreement, we are the sole representative of the China-based copper tube manufacturer in North America. We provide value-added services such as technical and logistical support, and inventory management for the customer. In addition to this arrangement, we source a portion of our copper and copper alloy tube components from other foreign manufacturers.

Research and Development

Our research and development efforts are primarily conducted in our Technology Center located in Decatur, Alabama and Shanghai, China. We utilize both research and development facilities for new product development, manufacturing process improvements, and new product applications. While developing new products, we often work closely with certain major customers in order to develop specific new products for increased performance in their new designs and applications. To complement our research and development capabilities, we occasionally coordinate our efforts with those of universities, and governmental and private research organizations. Through our Technology Centers, we support the engineering and testing of our custom-engineered processes, specialized products, and product enhancements, and may make modifications to these based upon customer specifications.

We continue to participate in several industry, university, and governmental research projects relating to more efficient heat transfer tubes for industrial, commercial, and residential heating and cooling applications, as well as refrigeration, geothermal and wind power generation, electronic cooling, chemical, and petrochemical industries. Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. Research and development costs were approximately $2.1 million in 2008 and $2.3 million in 2007.

Generally, our research and development efforts are aimed at developing new products for our customers, which we pass along to the extent possible in the form of increased prices. The remainder of our efforts are focused on our response to competitive developments and cost reduction activities aimed at improving both our margins and our customers’ margins.

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

We regularly protect our innovative products and manufacturing processes with patents, and our product brands and logos with trademarks. We have secured protection of our rights in the U.S., Canada, Mexico, the European Union, Asia, South America, and Africa. We hold over 80 issued patents and over 50 registered trademarks, in over 32 countries, and we regularly continue to file additional patent and trademark applications. Currently, we have over 60 patent applications pending. Our patents and trademarks expire at various times through 2027 and 2017, respectively. Renewals are sought when our patents and trademarks are deemed essential to our ongoing business.

Environmental Matters

We are subject to extensive environmental regulations imposed by federal, state, provincial, and local authorities in the U.S., Canada, China, Portugal, and Mexico with respect to emissions to air, discharges to waterways, and the generation, handling, storage, transportation, treatment, and disposal of waste materials. We have received various communications from regulatory authorities concerning certain environmental responsibilities. We have incurred, and may continue to incur, liabilities under environmental statutes and regulations. Some of these liabilities relate to contamination of sites we own or operate or have previously owned or operated (including contamination caused by prior owners and operators of such sites, or adjoining properties), as well as the off-site disposal of hazardous substances.

We have established an accrual of approximately $9.6 million for undiscounted estimated environmental remediation costs at December 31, 2008. The total cost of environmental assessment and remediation depends on a variety of regulatory, technical, and factual issues, some of which are not known or cannot be anticipated. While we believe that the accrual, under existing laws and regulations, is adequate to cover presently identified environmental remediation liabilities as we presently understand them, there can be no assurance that such amount will be adequate to cover the ultimate costs of these liabilities, or the costs of environmental remediation liabilities that may be identified in the future.

Our Company accrued $8.6 million to cover environmental responsibilities related to the closure of our Decatur, Alabama facility. This includes complete closure of the industrial wastewater treatment system; disposal of industrial waste associated with the facility closure; delineation of any potential soil and groundwater contamination from previously reported events; and reports and analysis prepared for environmental agency approval.

We have $1.0 million accrued to meet expected additional costs associated with soil and groundwater contamination remediation at our Ardmore, Tennessee facility. On December 28, 1995, we entered into a Consent Order and Agreement with the Tennessee Division of Superfund, relating to the Ardmore facility, under which the Company agreed to conduct an investigation. That investigation has revealed contamination, including elevated concentrations of volatile organic compounds, in the soil and groundwater in areas of the Ardmore facility. Under the terms of the Consent Order, we submitted a Remedial Investigation and Feasibility Study (RI/FS) Work Plan, which Tennessee accepted on October 30, 1996, and have initiated this Work Plan. We began the Work Plan in September 2005, which continued through December 31, 2008. We will continue the Work Plan and assess our progress with the State of Tennessee until such time the necessary remediation is complete.

We believe our operations are in substantial compliance with all applicable environmental laws and regulations. We utilize an active environmental auditing and evaluation process to facilitate compliance. However, future regulations and/or changes in the text or interpretation of existing regulations may subject our operations to more stringent standards. While we cannot quantify the effect of such changes on our business, compliance with more stringent requirements could make it necessary, at costs that may be substantial, to retrofit existing facilities with additional pollution control equipment and to undertake new measures in connection with the storage, transportation, treatment, and disposal of by-products and wastes.

Employees

As of December 31, 2008, we employed a total of 1,358 persons on a full-time basis and 10 on a part-time basis. Approximately 15.6% of our current employees are represented by unions comprising a majority of the hourly employees at our Monterrey, Mexico facility. The Monterrey, Mexico employees are covered by a collective bargaining agreement that expired on January 31, 2008 and was successfully renewed through February 1, 2010.

Executive Officers of the Registrant

The following table sets forth certain information with respect to each of our executive officers as of December 31, 2008:

Name	Age	Position with our Company
Harold M. Karp	53	President and Chief Operating Officer
David A. Owen	63	Senior Vice President, Chief Financial Officer and Secretary
Garry K. Johnson	53	Senior Vice President, Sales and Customer Relations
Stephen L. Rudd	58	Senior Vice President, Strategic Marketing and Product Development
James Berry	56	Vice President of Operations
Kevin F. McCarthy	43	Vice President, Human Resources
David W. Jordan	54	Vice President, Business Strategy and Sourcing

Harold M. Karp became the President and Chief Operating Officer of our Company on February 16, 2007. Mr. Karp had been Senior Vice President of The Alpine Group, Inc. (“Alpine”) since April 27, 2006 and President of Exeon Inc., Alpine’s building wire manufacturing subsidiary, since December 2002.

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

Garry K. Johnson has been the Senior Vice President, Sales and Customer Relations of our Company since 2002. He previously held the positions of Vice President, Sales from 1998 until 2002, Industrial Marketing Manager from 1990 until 1998, Field Sales Representative from 1981 until 1990 and Production Supervisor from 1979 until 1981. Mr. Johnson has been employed by our Company for 29 years.

Stephen Rudd joined Wolverine in September 2008 as Senior Vice President, Strategic Marketing and Product Development. Prior to joining Wolverine, Steve spent 20 years in various executive management positions. Most recently, Mr. Rudd was CEO of HH Technologies from 2007 to 2008. Prior to that, Mr. Rudd was Senior Executive Director of NSG Holding from 2005 to 2007 and President and CEO of Cerro Wire and Cable Company from 2002 to 2005.

James Berry joined Wolverine in 2007 as Vice President and General Manager of Global Tube Products. Prior to Wolverine, Mr. Berry’s career has included 33 years of technology and manufacturing experience with Essex Electric, Inc., a manufacturer of building wire and Alcatel, Inc., a manufacturer of optical fiber, optical fiber cable, and copper telecommunications cable. Mr. Berry is a Registered Professional Engineer.

Kevin F. McCarthy joined Wolverine in July 2008 as Vice President, Human Resources. Mr. McCarthy has 20 years of experience in progressively responsible Human Resources positions within manufacturing companies. From 1996 – 2004 and from 2006-2008, Mr. McCarthy held senior HR roles with Carrier Corporation and UTC Fire & Security, both divisions of United Technologies Corporation. He was Vice President, Human Resources for O’Sullivan Industries (2004-2006).

David W. Jordan joined Wolverine in October 1997 as General Manager of Wolverine Joining Technologies in Warwick, Rhode Island. Mr. Jordan was appointed Vice President, Business Development and Strategic Marketing in March of 2007. Mr. Jordan has 30 years of management experience in the metals, specialty chemicals, and electronics industries.

Recent Recapitalization

On February 26, 2009, we announced the commencement of an offer (the “Exchange Offer”) to each of the holders of our 10.5% Senior Exchange Notes and our 10.5% Senior Notes due March 28, 2009 and April 1, 2009, respectively, to exchange these notes for new Senior Secured Notes in order to refinance those maturities. The Exchange Offer was successfully consummated on April 28, 2009, when we issued $121.6 million aggregate principal amount of our 15% Senior Secured Notes due 2012 (the “Senior Secured Notes”) pursuant to an indenture, dated as of April 28, 2009, among the Company, the subsidiary guarantors named therein, and U.S. Bank National Association, as trustee and collateral agent. As security for the performance of our obligations under the indenture, we entered into a Guarantee and Collateral Agreement, dated as of April 28, 2009, with the subsidiary guarantors and the collateral agent. As part of the Exchange Offer, holders of approximately $83.3 million in principal amount of our 10.5% Senior Notes due 2009 and the $38.3 million in principal amount of our 10.5% Senior Exchange Notes due 2009 exchanged such notes for our Senior Secured Notes. As a result of the successful completion of the Exchange Offer, we have approximately $121.6 million in aggregate principal amount of Senior Secured Notes outstanding and all of our 10.5% Senior Notes and 10.5% Senior Exchange Notes due 2009 have been exchanged or retired.

The Senior Secured Notes will mature on March 31, 2012. We will pay interest on the Senior Secured Notes at 15% per annum until maturity, of which 10% is payable in cash and 5% is payable by issuing additional Senior Secured Notes (“PIK Notes”); provided however, that (a) if the outstanding principal amount of Senior Secured Notes at the close of business on March 31, 2010 exceeds $90 million, the interest rate will increase to 16%, of which 10% will be payable in cash and 6% will be payable in PIK Notes, and (b) if the outstanding principal amount of Senior Secured Notes at the close of business on March 31, 2011 exceeds $60 million, the interest rate will increase to 17%, of which 10% will be payable in cash and 7% will be payable in PIK Notes. We will pay interest semiannually on March 31 and September 30 of each year, commencing September 30, 2009. Interest will be computed on the basis of a 360-day year of twelve 30-day months.

The Senior Secured Notes are secured on a first-priority basis by substantially all of our assets and those of the subsidiary guarantors and will rank pari passu in right of payment with all of our existing and future senior indebtedness and senior in right of payment to all of our future subordinated indebtedness, if any. The Guarantee and Collateral Agreement provides for the unconditional guarantee by the subsidiary guarantors of the payment of the principal and interest on the Senior Secured Notes and the performance by us of all other obligations under the indenture.

At any time and from time to time, we may redeem all or a part of the Senior Secured Notes upon not less than 30 nor more than 60 days notice, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, on the Senior Secured Notes redeemed to the applicable redemption date, subject to the rights of holders on the relevant record date to receive interest on the relevant interest payment date. Unless we default in the payment of the redemption price, interest will cease to accrue on the Senior Secured Notes or portions thereof called for redemption on the applicable redemption date. Under the indenture, we are not required to make mandatory redemption or sinking fund payments with respect to the Senior Secured Notes; provided however, that if the Company grants any liens to lenders under a credit agreement, we will issue a notice of redemption to redeem an amount of Senior Secured Notes equal to 55% of “eligible NAFTA inventory” and “eligible NAFTA accounts receivable” (in each case as such terms are defined in such credit agreement). A notice of redemption will be delivered immediately prior to or concurrently with the closing of such credit agreement.

The indenture related to the Senior Secured Notes contains covenants that limit the ability of the Company and our subsidiaries to incur additional indebtedness; pay dividends or distributions on, or redeem or repurchase capital stock; make investments; issue or sell capital stock of subsidiaries; engage in transactions with affiliates; create liens on assets; transfer or sell assets; guarantee indebtedness; restrict dividends or other payments of subsidiaries; consolidate, merge or transfer all or substantially all of its assets and the assets of its subsidiaries; and engage in sale/leaseback transactions. These covenants are subject to important exceptions and qualifications.

Removal of Voting Restriction

Pursuant to a voting agreement, dated as of February 16, 2007, as amended (the “Voting Agreement”), among the Company, Alpine and Plainfield Special Situations Master Fund Limited (“Plainfield Fund”), neither Alpine nor Plainfield Fund (together with any other person with whom such party would be considered a “person” (as that term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934) with respect to our Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, or common stock) were allowed to vote its Series A Preferred Stock, Series B Preferred Stock, and common stock in excess of 49% of the total voting power of all voting securities of the Company. The Voting Agreement provides that this restriction on Alpine and Plainfield Fund’s voting power to less than 49% terminated upon the redemption and cancellation of our 10.5% Senior Notes due 2009. As a result of the payment, cancellation and discharge of all of the notes in connection with the consummation of the previously announced Exchange Offer, the voting restriction is no longer applicable.

Item 1A.	Risk Factors

This report contains forward-looking statements made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to current or historical fact, but address events or developments that we anticipate may occur in the future. Forward-looking statements include statements regarding our goals, beliefs, plans, or current expectations, taking into account the information currently available to our management. When we use words such as “anticipate,” “intend,” “expect,” “believe,” “plan,” “may,” “should,” or “would” or other words that convey uncertainty of future events or outcome, we are making forward-looking statements. Statements relating to future sales, earnings, operating performance, recapitalization and restructuring strategies, capital expenditures, and sources and uses of cash, for example, are forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth, trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Our actual results could differ materially from those discussed in this report. The forward-looking statements contained in this report and other written and oral forward-looking statements made by us from time to time are subject to certain risks, uncertainties, and assumptions that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed.

These forward-looking statements are subject to various risks and uncertainties, including the risks described below and elsewhere in this report, which could cause actual results to differ materially from those stated or implied by such forward-looking statements. You should carefully consider each of the following risks and all other information contained in or incorporated by reference in this report and in our filings with the SEC. The risks described below and in our filings with the SEC are not the only ones we face. Additional risks and uncertainties not presently known to us, or which we currently consider immaterial, also may adversely affect us. If any of the following risks actually occur, our business, financial condition, and results of operations could be materially and adversely affected.

We may need additional financing which may be unavailable or costly.

Our actual funding requirements with respect to our working capital needs, debt service obligations, capital expenditures, and other cash requirements could vary materially from our current estimates. We base our financial projections on assumptions that we believe are reasonable but which contain significant uncertainties that could affect our business, our future performance, and our liquidity. Our ability to achieve and sustain operating profitability will depend on many factors, including the price of copper and our ability to pass on cost increases in certain markets, our ability to convert certain customers to foreign-sourced products on terms mutually acceptable and profitable to us and our customers. In addition, our business, our future performance and our liquidity would be affected by general industry and market conditions and growth rates and general economic and political conditions, including the global economy and other future events. Consequently, we may have to raise additional funds, which may be costly, to operate our business and provide other needed capital, and we may be unable to do so on favorable terms or at all. If we were unable to raise such needed additional funds or could only do so on unfavorable terms, our operations could be adversely affected and we could have insufficient capital to meet our expenses and operate our business.

Significant debt levels may limit our future ability to obtain additional financing and to pursue business opportunities.

On February 26, 2009, we announced the commencement of an Exchange Offer to each of the holders of our 10.5% Senior Exchange Notes and our 10.5% Senior Notes due March 28, 2009 and April 1, 2009, respectively, to exchange these notes for new Senior Secured Notes in order to refinance those maturities. The Exchange Offer was successfully consummated on April 28, 2009. See Note 33, Subsequent Events, in the Notes to the Consolidated Financial Statements for a description of the Exchange Offer and a description of the new Senior Secured Notes. These actions are expected to provide sufficient funds both to pay off the balance of the note holders that did not tender their notes and are expected to fund business operating needs (including working capital needs, debt service obligations, capital expenditures, and other cash requirements). Subsequent to the completion of the Exchange Offer, our total debt was $121.6 million. We are permitted under the indenture governing our outstanding Senior Notes to incur additional debt only under certain limited circumstances.

There are several important consequences of having significant debt levels, including the following:

•

a substantial portion of any cash generated from proceeds from asset sales must be used to pay principal and interest and other fees on our debt and related obligations and may not be available for other purposes, thereby reducing the availability of such available cash flow to fund working capital, capital expenditures, research and development efforts, and other general corporate purposes;

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, or other purposes may be limited;

•	adverse economic or industry conditions are more likely to have a negative effect on our business;

•	we may be at a competitive disadvantage to our competitors that have relatively less indebtedness;

•	our ability to make acquisitions, develop new technologies and products, and take advantage of significant business opportunities may be negatively affected; and

•	the need to use available cash from operating activities to service and pay our debt and for operating expenses may limit or impair our future ability to pay dividends, if any, on our common stock.

The interest rate of the new Senior Secured Notes may increase if certain requirements are not met.

We will pay interest on the new Senior Secured Notes issued pursuant to the Exchange Offer at 15% per annum until maturity, of which 10% is payable in cash and 5% is payable by issuing additional Senior Secured Notes, or PIK Notes. However, (a) if the outstanding principal amount of Senior Secured Notes at the close of business on March 31, 2010 exceeds $90 million, the interest rate will increase to 16%, of which 10% will be payable in cash and 6% will be payable in PIK Notes, and (b) if the outstanding principal amount of Senior Secured Notes at the close of business on March 31, 2011 exceeds $60 million, the interest rate will increase to 17%, of which 10% will be payable in cash and 7% will be payable in PIK Notes. Consequently, we may be required to pay additional interest expense in the event that we are not able to reduce the principal amount of the Senior Secured Notes below $90 million and $60 million as of March 31, 2010 and March 31, 2011, respectively.

Our preferred stock investors have the ability to exert significant influence over our affairs and may have interests that differ from those of our other stockholders.

Holders of shares of our Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, vote with the holders of our common stock on an as-converted basis on all matters. The preferred stock investors currently hold shares representing approximately 59% of the total actual voting power of all our voting securities on an as-converted basis. As a result of the recent refinancing and termination of certain provisions in the Voting Agreement among the Company, Alpine, and Plainfield Fund, these holders’ voting power is no longer limited to 49% of the total voting power. Consequently, these investors have the ability to exert significant control over our business, policies and affairs, and to substantially influence the outcome of any action requiring stockholder approval, including amendments to our charter or bylaws, mergers or sales of substantially all of our assets, or other extraordinary transactions. The interests of these investors with respect to such matters may differ from the interests of our other stockholders.

Our business is dependent upon the availability and price of raw materials, particularly copper. Significant disruptions in the supply of raw materials or continued periods of historically high copper prices could materially adversely affect our operating results.

Our profitability generally depends upon the gross margins of our products and the overall supply of copper, silver, and other raw materials. Average monthly COMEX copper prices in 2008 ranged from a low of $1.25 per pound in December to a high of $4.08 per pound in July. Average monthly silver prices in 2008 decreased from a high of $20.8 per troy ounce in March to a low of $8.95 per troy ounce in November. We believe this volatility in copper and silver prices is the result of several factors, including an imbalance between the global supply and demand for these commodities, exacerbated by Asian demand and financial speculation in the commodity markets.

We base the selling prices of our products upon the associated raw material costs to us either at the time of sale of the finished product, the time of purchase of the raw materials, or as set by our purchases for forward delivery or hedging with futures and options contracts. However, we may not be able to pass all increases in copper costs and ancillary acquisition costs associated with the metal through to our customers.

Although we are currently able to obtain adequate supplies of copper, it is impossible to predict future availability. Future growth in demand for copper may result in copper shortages and increased prices. Any future significant increase in the price of copper, if not offset by sufficient product price increases, or the inability to obtain copper or other needed raw materials, would have a material adverse effect on our consolidated financial condition, results of operations and cash flows.

Additionally, during the past several years, copper scrap has been tight in supply at various times due primarily to the Asian markets buying most of it on the market. Scrap generation in the United States is significantly lower due to:

(1)	Lower industrial production, therefore lower scrap generation and

(2)	Lower residential/commercial construction, therefore lower scrap generation.

We are able to use a mix of copper scrap and copper cathode in our production process. The copper scrap is usually priced at a discount to cathode, giving us an advantage when using the scrap. If copper scrap becomes short in supply and the price increases, we lose this advantage.

The Company’s frozen defined benefit plan is significantly underfunded due to the significant reduction in asset values incurred in 2008. This could result in increased funding in future years which could have a significant impact on the Company’s liquidity.

The Company maintains a frozen, defined benefit pension plan subject to Title IV of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”). As a result of the current economic environment and the large losses suffered in the U.S. financial markets, the plan’s investments have suffered a significant reduction in value, and the plan is significantly underfunded as of December 31, 2008. This increase in underfunding resulted in the recording an additional $39.0 million of long-term pension liabilities in the Company’s financial statements for the year ended December 31, 2008 in accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans and could result in additional significant contributions to the plan in 2010 and 2011 that are higher than the contributions that were made in 2007 and 2008 and that are anticipated to be made in 2009. Additionally, if the performance of the assets in the plan does not meet assumptions, or if other actuarial losses are generated, contributions to the plan in the future could be higher than we expect.

Our customers operate in industries that are subject to cyclical and seasonal demand and that are affected by other global economic and regulatory conditions, which can adversely affect our sales volumes and profitability.

Our business is affected by changes in demand in our customers’ markets as well as by global economic conditions that affects our customers’ operations. Any significant downturn in our customers’ businesses could result in a reduction in demand for our products and could reduce our revenue.

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

Our failure to respond to rapid technological change or to introduce successful new products and technologies may result in reduced revenue or revenue growth.

The process of developing or acquiring new products and technologies and enhancing existing products and technologies is complex, costly, and uncertain, and any failure by us to anticipate customers’ changing needs and emerging technological trends accurately could significantly harm our market share and results of operations. We must make long-term investments, develop or obtain appropriate intellectual property, and commit significant resources before knowing whether our predictions will accurately reflect customer demand for our products and services. After we develop a product, we must then accurately forecast volumes and configurations that meet customer requirements, manufacture appropriate volumes quickly and at low cost and develop cost-effective solutions, and train our sales force. Any delay in the development, production, marketing of, or training for new products or technologies could result in our not being among the first to market, which could further harm our competitive position.

We face significant competition in many cases from competitors that have manufacturing and financial resources greater than ours.

We face significant competition in each of our product lines. We have numerous competitors, some of which are larger than us and have greater financial resources. We may not be able to compete successfully, and the competition may have a negative effect on our business, operating results or financial condition by reducing volume of products sold and/or selling prices and accordingly, reducing revenues and profits and depleting capital. We currently face increasing competition for certain of our higher value-added commercial products that have higher profit margins. If our existing competitors expand operations in these product categories or if new competitors enter these product lines, our sales of these higher margin products could fall and our profitability could be reduced or eliminated. For certain of our higher value-added commercial products, which have higher profit margins, we compete primarily on the basis of technological advantages of these products. Technological improvements by competitors could reduce our advantage in these product lines and thereby reduce our revenue.

New technologies that may emerge in the air conditioning, refrigeration, or other consumer industries may reduce or eliminate the need for copper and other metal joining products we manufacture.

We could be adversely affected if new technologies emerge in the air conditioning, refrigeration, or other consumer industries that reduce or eliminate the need for copper and copper alloy tube, fabricated copper components, and metal joining products. Aluminum is also a substitute product in residential air conditioning units. Increases in the price of copper, or sustained high copper prices could decrease the relative attractiveness of copper products in cases where alternatives exist and are allowable by local law or code, thereby adversely affecting our business, operating results, or financial condition.

Increasing competition from Asian competitors who export to other parts of the world may negatively impact our business and adversely affect our revenue and operating results.

We face increased competition from Asian competitors who continue to increase their exports into the U.S. and other markets we serve world-wide. Our ability to maintain price, market share, and operating margins may be negatively impacted.

The loss of any of our major customers could adversely affect our revenues and financial health.

In 2008 and 2007, our 10 largest customers accounted for approximately 78.3% and 60.2%, respectively, of our consolidated net sales. If we were to lose any of our relationships with these customers, our revenues and results of operations and financial condition might suffer.

Risks associated with the operation of our manufacturing facilities may have a material adverse effect on our business.

Our revenues are dependent on the continued operation of our various manufacturing facilities. The operation of manufacturing plants involves many risks including:

•	the breakdown, failure, or substandard performance of equipment;

•	inclement weather and natural disasters;

•	the need to comply with directives of, and maintain all necessary permits from, governmental agencies;

•	raw material supply disruptions;

•	labor force shortages, work stoppages, or other labor difficulties; and

•	transportation disruptions.

The occurrence of material operational problems, including but not limited to the above events, may have an adverse effect on the productivity and profitability of a particular manufacturing facility or to us as a whole.

Our international operations expose us to various risks that other companies that are not global may not face.

We have manufacturing and/or sales operations in China, the Netherlands, Portugal, Mexico and Canada. In 2008, foreign operations represented 13.5% of our consolidated net sales. We are subject to the risks inherent in conducting business across national boundaries, any one of which could adversely impact our business. In addition to currency fluctuations, these risks include:

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

Our facilities and operations are subject to extensive environmental laws and regulations imposed by federal, state, provincial, and local authorities in the U.S., China, The Netherlands, Portugal, Mexico and Canada relating to the protection of the environment and human health and safety, including those governing emissions to air, discharges to waterways and the generation, handling, storage, transportation, treatment and disposal of, and exposure to, hazardous materials. We could incur substantial costs, including cleanup costs, fines or sanctions, and third-party claims for property damage or personal injury, as a result of violations of or liabilities under environmental laws. We have incurred, and in the future may continue to incur, liability under environmental statutes and regulations with respect to the contamination detected at sites owned or operated by us (including contamination caused by prior owners and operators of such sites, abutters, or other persons) and the sites at which we disposed hazardous substances. We have established an accrual with respect to certain presently estimated environmental remediation costs. As of December 31, 2008, this accrual is $9.6 million, of which $8.6 was established for environmental remediation costs associated with the closure of the Decatur, Alabama facility and $1.0 million was for environmental costs at our Ardmore, Tennessee facility. This accrual may not be adequate to cover the ultimate costs of these liabilities (or ones that may be identified in the future) and the discovery of additional contaminants or the imposition of additional cleanup obligations could result in significant costs. In addition, future regulations and changes in the text or interpretation of existing regulations may subject us to increasingly stringent standards. Compliance with such requirements may make it necessary, at costs which may be substantial, for us to retrofit existing facilities with additional pollution-control equipment, undertake new measures in connection with the storage, transportation, treatment and disposal of by-products and wastes, or take other steps.

Our competitive advantage could be reduced if our intellectual property becomes known by our competitors, or if technological changes reduce our customers’ need for our products.

We own a number of trademarks and patents (in the U.S. and other jurisdictions) on our products and related manufacturing processes and we have granted licenses with respect to some of our trademarks and patents. In addition to trademark and patent protection, we rely on trade secrets, proprietary know-how and technological advances that we seek to protect. If our intellectual property is not properly protected or is independently discovered by others or otherwise becomes known, our protection against competitive products could be diminished. Because we compete primarily on the basis of these technical advantages of our commercial products, technical improvements by our competitors could reduce our competitive advantage in these product lines and thereby reduce our unit sales and profits per unit. In addition, the development of new technologies in the air conditioning, refrigeration, or other consumer industries, including technologies developed in response to the elimination of CFCs and certain refrigerants, could reduce or eliminate the need for copper and copper alloy based products and thereby reduce our sales volumes and have a negative impact on our operating results.

We have experienced net losses in recent periods and we may experience net losses in the future.

We have experienced net losses from operations in the past, including a net loss of approximately $48.5 million in 2008 and approximately $98.2 million in 2007. While a significant portion of these losses were associated with non-cash impairment charges, other factors such as competitive price pressure, cyclical demand for our products, and a continued economic downturn in the global economy and the industries we serve, among other factors, could have a material adverse effect on the prices we receive for our products, unit sales volumes, and gross profit. These factors may in turn reduce our Company’s cash flow and operating results in future periods. If we are unable to generate positive cash flow in the future, we may not be able to make payments on our debt obligations.

Our stock price may be volatile.

The market price of our common stock could be subject to significant fluctuations. Among the factors that could affect our stock price are:

•	quarterly variations in our operating results;

•	our ability to meet our liquidity needs;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	the impact of the risks discussed herein and our ability to react effectively to those risks;

•	limited trading volume of our common stock;

•	a change in technology that may add to manufacturing costs;

•	actions by institutional stockholders;

•	general market conditions;

•	domestic and international economic factors unrelated to our performance;

•	limited trading volume.

The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

Our net operating loss (“NOL”) carryforwards may expire unutilized, which could prevent us from offsetting future taxable income.

As of December 31, 2008, we have U.S. federal NOL carryforwards of approximately $65.2 million, which expire at various times beginning in 2009 through 2028. These NOL carryforwards are subject to a valuation allowance due to the uncertain nature of the realization of the NOL carryforwards. In addition, in 2007 the Company experienced an ownership change under Section 382 of the Internal Revenue Code. Also, in 2008, the Company experienced ownership changes per Section 382 when Alpine invested $4.5 million in Series A Convertible Preferred Stock and $10.0 million in Series B Convertible Preferred Stock. This imposes certain restrictions on the utilization of NOL carryforwards and other tax attributes after an ownership change. Accordingly, in the event we would otherwise be able to utilize the NOL carryforwards to offset taxable income generated in this or future tax years, $25 million of the federal NOL will be subject to an annual limitation of approximately $1.3 million for U.S. federal income tax purposes. The remaining balance of the federal NOL is available without limitation. We may not be able to achieve sufficient profitability to utilize some or all of our NOL carryforwards prior to their expiration.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

We have a total of approximately one million square feet of operating manufacturing capacity at facilities located in the U.S., Mexico, Portugal, and China. Our corporate headquarters is located in Huntsville, Alabama. We maintain various warehouse operations in the U.S., as well as warehouse and office space in Apeldoorn, the Netherlands. Listed below are our manufacturing facilities:

Domestic Facilities

Location	Owned/ Leased	Property Size (acres)	Plant Size (square feet)	Year Opened	Number of Employees at Dec. 31, 2008	Description
Shawnee, OK	Owned	51	309,000	1974	469	Produces a majority of our copper tube product lines. A significant portion of production is industrial and technical tube. Shawnee also produces wholesale tube products. It produces feedstock tube for the Ardmore and Carrollton facilities, and fin blanks for Monterrey, Mexico.

Carrollton, TX	Owned	9	165,000	1999	228	Designs and manufactures, tubular fabricated products and assemblies using various materials including copper, copper alloy, aluminum, steel, and outsourced components. Fabrication capabilities range from a single operation to complex brazed assemblies.

Warwick, RI	Owned	3	70,000	1978	145	Produces brazing filler metals, fluxes, and other specialty alloys.

Ardmore, TN	Owned	28	65,000	1974	62	A redraw facility that produces higher margin commercial products such as capillary tube and specialty fabricated components, as well as aluminum tubing.

Domestic Closed or Sold Facilities

Altoona, PA	Sold	32	210,000	1956	0	Sold on February 29, 2008

Booneville, MS	Sold	30	152,000	1989	0	Sold on April 21, 2008

Decatur, AL	Owned	165	620,000	1948	107	The Decatur facility that produced many copper tube products was closed in December 2007. The Decatur campus continues to house our product development and a portion of our corporate staff.

International Facilities

Location	Owned/ Leased	Property Size (acres)	Plant Size (square feet)	Year Opened	Number of Employees at Dec. 31, 2008	Description
Shanghai Metals, China	Leased	1	20,000	2008	40	Produces technical copper and copper alloy tube from feedstock supplied by local copper tube manufacturers. Also produces fabricated components and brazed assemblies.

Esposende, Portugal	Owned	3	33,000	2001	57	Produces technical copper and copper alloy tube from feedstock supplied by global copper and copper alloy tube manufacturers. Also produces brazed assemblies.

Monterrey, Mexico	Leased	8	130,000	2004	250	Produces fabricated components and brazed assemblies. Also produces technical copper and copper alloy tube from feedstock supplied by the Shawnee, OK facility and external sources.

International Sold Facilities

Montreal, Quebec	Sold	25	424,000	1942	0	Sold on September 25, 2008

London, Ontario	Sold	45	195,000	1958	0	Sold on July 8, 2008

Joint Ventures

Shanghai, China	Leased	3	61,300	1998	0	Produces technical copper and copper alloy tube from feedstock supplied by local copper tube manufacturers. Currently employs 126.

We lease a facility in Apeldoorn, the Netherlands, comprised of a 20,000 square foot warehouse and 4,000 square feet of office space. There were 10 employees at the Apeldoorn facility at December 31, 2008.

We believe that our facilities are adequate for our current and reasonably anticipated future needs.

Item 3.	Legal Proceedings

Our facilities and operations are subject to extensive environmental laws and regulations, and we are currently involved in various proceedings relating to environmental matters as described under Note 18, Environmental Matters, of the Notes to the Consolidated Financial Statements and incorporated herein by reference. We are not involved in any other legal proceedings that we believe could have a material adverse effect upon our business, operating results, or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

During 2008, our common stock was traded on the Over the Counter (“OTC”) Bulletin Board and Pink Sheets under the symbol (“WLVT”).

As of May 29, 2009, there were 40,623,736 shares of common stock outstanding, held by 184 stockholders of record. The following table sets forth, for the periods indicated, the range of high and low bid quotations for our common stock on the OTC Bulletin Board which reflect interdealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions:

	2008		2007
Period	High	Low	High	Low
First Quarter	$0.99	$0.54	$2.58	$0.70

Second Quarter	1.09	0.70	2.35	1.56

Third Quarter	0.90	0.35	1.87	1.06

Fourth Quarter	0.38	0.06	1.30	0.85

We did not declare or pay cash dividends on our common stock during the years ended December 31, 2008 or 2007. We do not currently plan to pay cash dividends on our common stock. In the foreseeable future, any future determination to pay cash dividends will depend on our results of operations, financial condition, contractual restrictions, and other factors deemed relevant by the Board of Directors (the “Board”). We intend to retain earnings to support the growth of our business. The agreement governing our secured revolving credit facility generally prohibits the payment of cash dividends on our common stock. In addition, the terms of our Series A Convertible Preferred Stock and Series B Convertible Preferred Stock prohibit us from paying cash dividends on our common stock while such preferred stock is outstanding. The indenture governing our 10.5% Senior Notes limits our ability to pay cash dividends on the common stock unless certain financial and other tests are met.

Equity Compensation Plan Information

The following table provides information relating to shares of common stock that may be issued under our three equity compensation plans in effect as of December 31, 2008, our 2001 Stock Option Plan for Outside Directors, 2003 Equity Incentive Plan and 2007 Non-Qualified Stock Option Plan. The 2001 Stock Option Plan for Outside Directors and the 2003 Equity Incentive Plan have been approved by our stockholders and the 2007 Non-Qualified Stock Option Plan has not been approved by our stockholders.

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities remaining available for future issuance under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by Security Holders	1,078,552	$9.07	512,638	(1)
Equity Compensation Plans not approved by Security Holders	13,265,774	$1.04	11,734,226	(2)
Total:	14,344,326	$1.64	12,246,864

(1)	Comprising 203,080 shares of common stock available for issuance under the 2001 Stock Option Plan for Outside Directors and 309,558 shares of common stock available for issuance under the 2003 Equity Incentive Plan, which may be issued in the form of or upon exercise of stock options, restricted stock, or other stock awards.
(2)	Comprising 11,734,226 shares of common stock available for issuance under the 2007 Non-Qualified Stock Option Plan, which may be issued in the form of or upon exercise of stock options.

On March 29, 2007, our Board approved the 2007 Non-Qualified Stock Option Plan (the “2007 Plan”), which provides for the grant of non-qualified stock options to certain of our employees and consultants. A summary of the principal provisions of the 2007 Plan is set forth below:

Administration. The 2007 Plan is administered and interpreted by a committee (the “Committee”) appointed by the Board. The Committee has full authority to establish rules and regulations for the proper administration of the 2007 Plan, to select the eligible individuals to whom awards are granted, and to set the date of grant, the number of shares covered by the award, the exercise price, the time at which such awards may be subject to forfeiture (if any), the vesting schedule (if any), the rights to accelerated vesting, and the other terms and conditions of the awards, consistent with the terms of the 2007 Plan.

Shares Available. The maximum aggregate number of shares reserved and available for grant under the 2007 Plan is the lesser of (a) 25,000,000 shares of the common stock of the Company or (b) 15% of the outstanding shares of the common stock of the Company calculated on a fully diluted basis. Shares available for issuance under the 2007 Plan and shares covered by outstanding options (along with the relevant exercise prices) are subject to adjustment in the event of certain changes in the Company’s capital structure, including stock splits, stock dividends, recapitalizations, reorganizations, certain fundamental transactions, and the rights offering and related transactions.

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

Further information on the 2007 Plan is contained in Note 23, Stock-Based Compensation Plans, in the notes to our consolidated financial statements and is incorporated herein by reference.

Recent sales of Unregistered Securities

On February 26, 2009, we announced the commencement of an offer (the “Exchange Offer”) to each of the holders of our 10.5% Senior Exchange Notes and our 10.5% Senior Notes due March 28, 2009 and April 1, 2009, respectively, to exchange these notes for new 15.0% Senior Secured Notes in order to refinance those maturities. The Exchange Offer was successfully consummated on April 28, 2009. $83.3 million of the 10.5% Senior Notes and $38.3 million of the 10.5% Senior Exchange Notes were exchanged for new Senior Secured Notes. The remaining $16.1 million of 10.5% Senior Notes were repaid on April 28, 2009. See Note 33, Subsequent Events, in the Notes to Consolidated Financial Statements for a description of the Exchange Offer and a description of the new Senior Secured Notes. The Exchange Offer was made pursuant to an exemption from registration provided by Section 3(a)(9) of the Securities Act. The following facts were relied upon: (1) no payment was made by Wolverine for solicitation services in connection with the exchange offer (2) the old notes and new notes were issued by the same issuer, (3) note holders were not required to contribute cash or any other property, other than the old notes, in the exchange, and (4) the Exchange Offer was made only to existing note holders.

Item 6.	Selected Financial Data

None

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide readers of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Business Overview

•	Recapitalization Plan

•	Results of Continuing Operations

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Financing Arrangements

•	Environmental Matters

•	Critical Accounting Policies

Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes.

Business Overview

Wolverine Tube, Inc. is a global manufacturer and distributor of copper and copper alloy tube, fabricated products, and metal joining products. We currently operate our eight facilities in the United States, Mexico, China, and Portugal. We also have distribution operations in the Netherlands and the United States. Our focus is on custom-engineered, higher value-added tubular products, including fabricated copper components and metal joining products, which enhance performance and energy efficiency in many applications, including: commercial and residential heating, ventilation and air conditioning, refrigeration, home appliances, industrial equipment, power generation, petrochemicals, and chemical processing. We believe that we have the broadest product offering of packaged solutions and cross selling opportunities.

Prior to the decision to sell Wolverine Tube Canada Inc. (“WTCI”), the Company operated in two business segments: Commercial Products and Wholesale Products. Commercial Products consist primarily of high value added products sold directly to original equipment manufacturers and include technical, industrial, and copper alloy tubes, fabricated products, and metal joining products. The Commercial Products segment includes manufacturing plants in the United States, Mexico, and Portugal and distribution centers in the Netherlands and the United States. Wholesale Products were commodity-type plumbing and refrigeration tube products, which were primarily sold to plumbing wholesalers and distributors. The Wholesale Products segment in 2007 and the first quarter of 2008 included manufacturing facilities in the United States and Canada. With the sale of our London, Ontario business in July 2008, which primarily produced wholesale products, and the discontinuance of the production of wholesale operations at our Decatur, Alabama facility in December of 2007, the wholesale products segment has been eliminated.

Recapitalization Plan

On February 1, 2007, we announced a recapitalization plan, which would provide significant equity proceeds to Wolverine. We completed the first phase of this recapitalization plan, a private placement of 50,000 shares of Series A Convertible Preferred Stock, for $50.0 million, purchased by Alpine and a fund managed by Plainfield Asset Management LLC (“Plainfield”) on February 16, 2007, pursuant to a Preferred Stock Purchase Agreement (the “Preferred Stock Purchase Agreement”). Pursuant to our recapitalization plan, in August 2007, we commenced a common stock rights offering which closed on October 29, 2007. Our stockholders purchased 25,444,592 shares of common stock in the rights offering, resulting in gross proceeds of $28.0 million. Additionally, under the terms of the call option described in the Preferred Stock Purchase Agreement, Alpine purchased an additional 4,494 shares of Series A Convertible Preferred Stock on January 25, 2008 for $4.5 million in order to maintain the fully diluted ownership by Alpine and Plainfield in Wolverine at 55.0%.

We have pursued a financial restructuring plan with respect to our 10.5% and 7.375% Senior Notes, our secured revolving credit facility and our receivables sale facility. In light of market conditions, which negatively affected our ability to execute such a comprehensive refinancing strategy, during 2008, we took certain actions to be in a position to retire the 7.375% Senior Notes on their maturity date of August 1, 2008. We extended the maturity of our secured revolving credit facility and our receivables sale facility to February 19, 2009. In February 2008, we sold substantially all of the assets of our Small Tube Products (“STP”) business for net proceeds of $22.1 million plus a working capital payment to us of approximately $2.8 million. In March 2008, we sold 30.0% of our Wolverine Tube Shanghai Co., Ltd. (“WTS”) subsidiary for $9.5 million. On March 20, 2008, Plainfield refinanced $38.3 million of the 7.375% Senior Notes held by it by exchanging them for 10.5% Senior Exchange Notes due March 28, 2009 and Alpine purchased 10,000 shares of our Series B Convertible Preferred Stock for $10.0 million, under terms substantially similar to the Series A Convertible Preferred Stock. On April 21, 2008, we sold our Booneville, Mississippi facility which was closed in January 2008, for $1.4 million. In July 2008, we sold our London, Ontario wholesale and commercial tube business for net proceeds of approximately $41.2 million. These actions provided the liquidity required to repurchase or repay the outstanding 7.375% Senior Notes on or before their maturity, in August 2008. On February 29, 2008, we repurchased $12.0 million in face amount of our 7.375% Senior Notes at a discount below the face value of the notes, and on April 8, 2008, we repurchased an additional $25.0 million in face amount of our 7.375% Senior Notes, also at a discount below the face value of the notes, leaving $61.4 million in face amount of our 7.375% Senior Notes, which we paid at maturity on August 1, 2008. On September 15, 2008, we sold an additional 20% of our WTS subsidiary, raising $10.1 million.

On February 26, 2009, we announced the commencement of an offer (the “Exchange Offer”) to each of the holders of our 10.5% Senior Exchange Notes and our 10.5% Senior Notes due March 28, 2009 and April 1, 2009, respectively, to exchange these notes for new 15.0% Senior Secured Notes in order to refinance those maturities. The Exchange Offer was successfully consummated on April 28, 2009. $83.3 million of the 10.5% Senior Notes and $38.3 million of the 10.5% Senior Exchange Notes were exchanged for new Senior Secured Notes. The remaining $16.1 million of 10.5% Senior Notes were repaid on April 28, 2009. See Note 33, Subsequent Events, in the Notes to Consolidated Financial Statements for a description of the Exchange Offer and a description of the new Senior Secured Notes.

Results of Continuing Operations

Executive Summary

•

Net sales for 2008 were $815.8 million versus $1,011.0 million in 2007. This 19.3% decrease versus 2007 is primarily the result of the discontinuance of manufacturing certain products at our Decatur, Alabama and Booneville, Mississippi facilities in December of 2007 and January of 2008, respectively, offset partially by an increase in sales of our externally sourced products.

•

The number of pounds of product shipped decreased to 159.5 million pounds, a 28.2% decrease in 2008 from the previous year reflecting the impact of the reduction in manufacturing at our Decatur and Booneville operations mentioned above and offset by the increase in externally sourced product pounds shipped.

•

Our gross profit in 2008 was 3.3% of net sales as compared with 5.0% in 2007. Gross profit was adversely affected primarily by the downturn in the housing industry and its impact on the heating, ventilation and air conditioning (“HVAC”) markets and, to a greater extent, the appliance markets, which lowered our volume at several locations.

•

Our selling, general, and administrative expenses for 2008 were $26.7 million, down $3.7 million from 2007 due to the reduction of our corporate, general, and administrative staff as part of the restructuring of the Company’s North American operations announced in December 2007 and a reduction in other employee-related costs.

•

The net loss applicable to common stockholders in 2008 was $60.3 million compared to a loss of $116.1 million in 2007. Gains of $12.3 million on the sale of an indirect equity interest in WTS, as described in Note 6, Investment in Unconsolidated Chinese Subsidiary, to the consolidated financial statements, and a $14.0 million gain on the sale of our Montreal, Quebec facility, were more than offset by a $46.6 million goodwill impairment recorded as a result of our goodwill impairment assessment, preferred stock dividends of $6.8 million and the accretion of our Series A Convertible Preferred Stock in the amount of $5.0 million.

•

On February 21, 2008 we amended both our secured revolving credit facility and our receivables sales facility primarily to extend the maturity dates to April 28, 2009 and February 19, 2009, respectively (See Note 33, Subsequent Events, in the Notes to Consolidated Financial Statements).

•

On February 29, 2008, we sold substantially all of the assets and liabilities of our STP business located in Altoona, Pennsylvania for proceeds net of costs of approximately $22.1 million plus a working capital adjustment of $2.8 million received in the fourth quarter of 2008.

•

On March 14, 2008, the Company sold a 30.0% indirect equity interest in WTS, to The Wieland Group (“Wieland”) for a payment of $9.5 million. The agreement provided to Wieland an option to purchase between April 2011 and April 2013 an additional 20.0% equity interest in WTS. On September 15, 2008, the Company and Wieland entered into an agreement, which granted to Wieland the right to immediately exercise the option to purchase the additional 20.0% equity interest in WTS for a purchase price of $10.1 million. Following the completion of the exercise of the 20.0% purchase option, Wieland has a 50.0% indirect ownership in the equity of WTS.

•

On March 20, 2008, Plainfield refinanced $38.3 million of its 7.375% Senior Notes by extending the maturity date to March 28, 2009, with an increase in the interest rate to 10.5% effective March 20, 2008.

•

On March 20, 2008, Alpine purchased 10,000 shares of Series B Convertible Preferred Stock, which have substantially the same terms and conditions as the Series A Convertible Preferred Stock except that the initial rate of interest on the Series B Convertible Preferred Stock is 8.5% and could increase to 12.5% if the underlying shares of common stock into which the Series B Convertible Preferred Stock can be converted are not successfully registered for resale. The 10,000 shares were issued at the $1.10 conversion price and are convertible into 9.1 million shares of stock.

•	On July 8, 2008, we completed the sale of our London, Ontario wholesale and commercial tube business for net proceeds of approximately $41.2 million.

•

On September 25, 2008, the Company sold the land, buildings and equipment of its previously closed Montreal, Quebec facility for $1.00 and the buyer assumed any liabilities related directly or indirectly to the requirements to address any environmental contamination on or in proximity to the Montreal Property.

•	During the year, we sold assets from our Decatur, Alabama and Booneville, Mississippi facilities for $6.4 million.

Year Ended December 31, 2008, Compared with Year Ended December 31, 2007

The following table presents a comparison of total pounds shipped for the past two years:

	For the year ended December 31,		Decrease	% Decrease
(In thousands, except for percentages)	2008	2007
Total Pounds Shipped	159,498	222,263	(62,765)	(28.2)%

Total pounds shipped decreased by 28.2% from 2008 to 2007. The decrease in pounds shipped was due to the reduction of certain commercial products which were previously produced in Decatur, Alabama, the impact of the declining housing industry, overall economic uncertainties and alternative metals.

The following table presents a comparison of net sales for the past two years:

	For the year ended December 31,		Decrease	% Decrease
(In thousands, except for percentages)	2008	2007
Net Sales	815,801	$1,011,019	$(195,218)	(19.3)%

The decrease in 2008 net sales was the result of the 28.2% decrease in pounds shipped, primarily due to the elimination of products previously produced by the Decatur, Alabama and Booneville, Mississippi plants that were not transferred to other plants, and by a 2.73% decrease in the price of copper year over year, partially offset by a 12.4% increase in the per unit selling price (net sales divided by total pounds shipped) from $4.55 in 2007 to $5.11 in 2008. The increased selling price was due to a richer mix of products sold, reflecting the Company’s strategy to increase the sale of higher value-added products, and better overall pricing.

The following table presents a comparison of our gross profit:

	For the year ended December 31,		Decrease	% Decrease
(In thousands, except for percentages)	2008	2007
Gross Profit	26,871	$50,202	$(23,331)	(46.5)%

Gross profit was adversely affected by the downturn in the housing industry and its impact on the HVAC markets and, to a greater extent, the appliance markets, which lowered our volume at several locations. In addition to the negative impact on gross profit from lower volume in these value-added products, we were also not able to fully recover our overhead at these plants. As noted previously, we supplanted in-house manufactured tubing at Decatur, Alabama and Booneville, Mississippi facilities with outsourced tubing. Finally, increased freight costs to deliver outsourced products from overseas have affected margins as well.

Selling, general & administrative (SG&A) expenses were decreased by $3.7 million for the 12-month period ended December 31, 2008 as compared to the same period of 2007 due to the reduction of our corporate, general and administrative staff as part of the restructuring of the Company’s North American operations announced in December 2007 and a reduction in other employee-related costs.

For the 12-month period ended December 31, 2008, we recorded gains of $26.3 million related to various divestitures. These activities resulted in a $12.3 million gain from the sale of the indirect 50.0% equity interest in WTS and a $14.0 million gain from the sale of our Montreal, Quebec facility.

Advisory fees and expenses for 2008 totaled $1.0 million compared to $6.0 million for the same 12-month period of 2007. The expenses in 2008 of $1.0 million were related to the continued utilization of the services of certain financial, legal, and business advisors to consult on issues related to the restructuring of our balance sheet. The $6.0 million of expenses in 2007 included $5.1 million of executive compensation and severance related to the change in control effective with the completion of the initial phase of the recapitalization plan on February 16, 2007. An additional $0.9 million related to the utilization of services of certain financial, legal, and business advisors to consult on issues related to the recapitalization plan.

Goodwill impairment expense of $46.6 million was recorded for the year ended December 31, 2008, based on the goodwill impairment assessment performed in the third quarter in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) as described in Note 25, Goodwill.

Restructuring expenses for the year ended December 31, 2008 were $5.8 million compared to $75.1 million in expense for the comparable period in 2007. The 2008 restructuring expenses included a $0.4 million non-cash write-down of the fair value to the sale price of the Booneville, Mississippi assets held for sale, $4.0 million related to the significant downsizing at our Decatur, Alabama operations, the closure of our Booneville, Mississippi manufacturing facility and the reduction in our corporate general and administrative burden, and $1.4 million related to the Montreal, Quebec facility. The restructuring expenses of $75.1 million in 2007 included $65.4 million related to the Decatur, Alabama and Booneville, Mississippi manufacturing facilities and the reduction in our corporate general and administrative burden and $9.7 million related primarily to the closure of our Jackson, Tennessee and Montreal, Quebec manufacturing facilities and the relocation of our U.S. wholesale warehouse into the Decatur, Alabama facility.

For the year ended December 31, 2008, net interest expense was $17.4 million as compared to $21.3 million in the same period of 2007. The $3.9 million decrease in expense was due primarily to a decrease in bond interest due to the early retirement of $37.0 million in face value of our 7.375% Senior Notes and the payment of the remaining 7.375% Senior Notes on August 1, 2008.

Amortization expenses were $3.1 million for the year ended December 31, 2008 compared to $2.5 million for the same period of 2007. The increase in expenses reflects additional amortization of financing fees related to the cost of amending our credit facilities.

Loss on the sale of receivables associated with utilization of our receivables sale facility was $0.5 million in the year ended December 31, 2008 versus $2.5 million for the same period in 2007. The decline is associated with reduced utilization of our receivables sale facility following receipt of proceeds from various financing and restructuring activities in 2007 and 2008.

In 2007, we recorded non-cash income of $15.8 million as the result of marking to fair value the conversion options embedded in the Preferred Stock Purchase Agreement entered into on February 16, 2007. At the time of the execution of the Preferred Stock Purchase Agreement, we did not have a sufficient number of authorized shares available to fully settle the conversion options. In addition, subsequent issuance of stock options by us further reduced the available shares, necessitating a subsequent valuation of the conversion feature related to the additional preferred shares not convertible as of March 29, 2007. The fair value of these options was determined and the related derivative liability was bifurcated from the underlying preferred stock balance and included as a component of current liabilities. The derivative liabilities were marked to fair value through other (income)/expense—net. On May 24, 2007, at the Annual Meeting of Stockholders’, the stockholders voted to increase the shares authorized to 180 million. As a result, these conversion options were marked to fair value on that date and then reclassified from current liabilities to preferred stock and stockholders’ equity.

Other income/expense, net, for the year ended December 31, 2008, was expense of $0.6 million compared to expense of $1.2 million in 2007. The expense in 2008 represents a $0.9 million gain from the retirement of $37.0 million of our 7.375% Senior Notes, and a $0.7 million gain on the sale of certain equipment, partly offset by currency translation expense of $1.4 million, and an additional environmental provision of $0.8 million established for our Ardmore facility. The $1.2 million expense in 2007 primarily represents currency translation adjustments.

Minority interest expense for the year ended December 31, 2008, was $0.5 million which reflects the earnings of the 30.0% equity interest in WTS, which was purchased by Wieland effective March 14, 2008. Equity income for unconsolidated subsidiary of $0.3 million represents our 50.0% equity investment in WTS from September 15, 2008 when Wieland purchased an additional indirect 20.0% equity interest in WTS and we began recording our investment in WTS using the equity method.

A net tax expense of $0.7 million was recorded for the year ended December 31, 2008, as compared with a net tax expense of $3.5 million in 2007. Tax expense in 2008 reflects taxes accrued in foreign entities where we had taxable income for the period and an accrual for uncertain tax positions partly offset by the reversal of withholding taxes for unexpected repatriation of foreign dividends, which was deemed excessive due to changes in certain foreign tax regulations. The net tax benefit from the pretax loss in the U.S. was offset by an increase in our valuation allowance and therefore no other tax expense beyond the reversal of withholding tax liabilities mentioned above were recorded. The $3.5 million tax expense for the same period of 2007 resulted mostly from profits in certain foreign jurisdictions where we had taxable income. The net tax expense from pre-tax income in our U.S. operations required an offsetting decrease in our tax valuation allowance and therefore no tax expense was recorded for these operations.

Income from discontinued operations, net of tax, was $0.8 million for the year ended December 31, 2008 compared to a loss, net of tax, of $21.6 million for the same period of 2007. The income in 2008 includes the $1.8 million gain on the sale of our STP business, which occurred on February 29, 2008 and the $8.5 million loss on the sale of our London, Ontario wholesale and commercial tube business on July 8, 2008. The $21.6 million loss in 2007, reflects the write-down of goodwill in the amount of $30.8 million in anticipation of the sale of our STP business which occurred on February 29, 2008.

For the year ended December 31, 2008, we recorded $5.0 million expense related to the accretion of the shares of our Series A Convertible Preferred Stock sold on February 16, 2007, to its redemption value of $50.0 million. This accretion will occur over 10 years to the mandatory redemption date and was necessitated following the recording in 2007 of the embedded derivatives and the beneficial conversion feature associated with the Preferred Stock Purchase Agreement regarding the Series A Convertible Preferred Stock. The comparable expense during the 12 months ended December 31, 2007 was $4.6 million.

Dividends on our Series A and Series B Convertible Preferred Stock were $6.8 million for the year ended December 31, 2008 versus $13.3 million during the year ended December 31, 2007. In 2007, Series A Convertible Preferred Stock dividends of $13.3 million included $9.6 million of non-cash deemed dividends to Series A Convertible Preferred Stock stockholders as a result of recording the beneficial conversion feature present in the convertible Preferred Stock Purchase Agreement. The increase in the remaining dividends was due in part to the additional shares of preferred stock purchased by Alpine during the first six months of 2008. Dividends on the preferred stock are cumulative and are payable quarterly at an initial annual rate of 8.0% as to the Series A Convertible Preferred Stock and 8.5% as to the Series B Convertible Preferred Stock, subject to dividend rate adjustments as described below.

We are entitled to defer dividends on the preferred stock to the extent that we do not have cash or financing available to us to cover the full quarterly dividend amount in compliance with our contractual obligations. With respect to the Series A Convertible Preferred Stock, any deferred dividend will accrue at an annual rate of 10.0% if the dividend payment date is before January 31, 2012 and at an annual rate of 12.0% per annum if the dividend payment date is on or after January 31, 2012. Any deferred dividend with respect to the Series B Convertible Preferred Stock will accrue at an annual rate of 10.5% if the dividend payment date is before January 31, 2012 and at an annual rate of 12.5% per annum if the dividend payment date is on or after January 31, 2012. Furthermore, the dividend rate on both the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock is subject to additional adjustment, as provided below, as long as certain conditions are not satisfied. Due to restrictions on cash available to pay preferred stock dividends imposed by the indenture governing our 10.5% Senior Notes due 2009, we have deferred $5.8 million in preferred stock dividends that accrued through the period ended December 31, 2008, as reflected in the Consolidated Balance Sheets in accrued liabilities.

In addition, if at any time after June 16, 2007, with respect to the Series A Convertible Preferred Stock, or June 30, 2008 with respect to the Series B Convertible Preferred Stock, the shares of common stock into which the applicable series of preferred stock is convertible are not registered for resale under the Securities Act of 1933, then the dividend rate on the applicable series of preferred stock will increase by 0.5% for each quarter in which this condition remains unsatisfied, up to a maximum increase of 2.0%. With respect to the Series A Convertible Preferred Stock as of June 16, 2007, we had not satisfied this condition. As a result, the dividend rate on the Series A Convertible Preferred Stock was subject to the 0.5% increase for the quarter ended July 31, 2007, bringing the applicable dividend rate to 8.5%. The Series A Convertible Preferred Stock stockholders agreed to retain the dividend rate at 8.5% through June 30, 2008. Since June 30, 2008, no further waivers have been received for either the Series A Convertible Preferred Stock or the Series B Convertible Preferred Stock. Due to certain restrictions imposed under the federal securities laws upon the amount of our securities that may be registered for resale by the preferred stockholders, as affiliates of Wolverine, we continue to be unable to satisfy the resale condition applicable to both the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock. As a result, our dividend rate on each series may ultimately increase by a maximum of 2.0%. With the deferral of dividends and the dividend rate adjustment as discussed above, combined with the adjustments for failure to meet the resale condition, the maximum dividend rate on the Series A Convertible Preferred Stock could rise to 12.0% prior to January 31, 2012 or 14.0% on or after January 31, 2012 and on the Series B Convertible Preferred Stock could rise to 12.5% prior to January 31, 2012 and 14.5% on or after January 31, 2012. As of December 31, 2008, we are accruing dividends on both the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock at 12.0%.

The net loss applicable to common shares in the year ended December 31, 2008 was $60.3 million, or a loss of $1.49 per common share, compared with a net loss of $116.1 million, or $6.10 per common share for the comparable period in 2007.

Liquidity and Capital Resources

The following table presents selected information concerning our financial condition:

	December 31, 2008	December 31, 2007
(In thousands)
Cash and equivalents	$33,537	$63,303
Working capital*	$40,497	$183,289
Total debt	$137,670	$236,960
Current ratio*	1.67	3.15

*	Excludes cash, restricted cash and debt

Overview and Outlook

Strategically, our objective is to strengthen and reposition the Company by concentrating on improving its competitiveness, operating performance and customer service, and by becoming a leading global supplier of value-added solutions and products in systems that require high performance and energy efficient heat transfer and cooling. We paid our 7.375% Senior Notes when they matured on August 1, 2008 and refinanced our 10.5% Senior Notes and 10.5% Senior Exchange Notes on April 28, 2009 through an Exchange Offer as described in Note 33, Subsequent Events, in the Notes to Consolidated Financial Statements. When we complete our balance sheet restructuring and refinancing program, we believe we will be repositioned for growth in our core businesses.

As discussed in Recapitalization Plan above, since February 2007, we have been engaged in a plan designed to provide significant cash to address the maturities of Wolverine’s Senior Notes and other liquidity facilities in 2008 and 2009. In support of our restructuring and refinancing efforts, we accomplished the following:

•	issued Series A Convertible Preferred Stock in the aggregate amount of $50.0 million in February 2007 and $4.5 million in January 2008

•	completed a common stock rights offering in October 2007, netting proceeds of $28.0 million

•	issued Series B Convertible Preferred Stock in the amount of $10.0 million in March 2008

•

sold our STP business in Altoona, Pennsylvania in February 2008 for proceeds net of costs of approximately $22.1 million plus a working capital adjustment of $2.8 million received in the fourth quarter of 2008

•	sold an indirect 30.0% equity interest in our Shanghai operation for $9.5 million in March 2008 plus a working capital adjustment of $0.5 million

•	sold assets from our Decatur, Alabama facility and assets, land and building from the closed Booneville, Mississippi facility for $6.4 million during 2008

•	in March 2008, refinanced $38.3 million of the 7.375% Senior Notes held by Plainfield, extending the maturity date to March 28, 2009

•	sold our WTCI business for net proceeds of approximately $41.2 million in July 2008

•	sold an additional 20.0% equity interest in our Shanghai operation for $10.1 million in September 2008 plus a working capital adjustment of $0.4 million

•

refinanced our 10.5% Senior Exchange Notes and our 10.5% Senior Notes due March 28, 2009 and April 1, 2009, respectively, through an Exchange Offer of cash plus $121.6 million of new 15% Senior Secured Notes.

For the year ended December 31, 2008, we had a net decrease in cash and cash equivalents of $29.8 million. Increases in cash and cash equivalents from the proceeds of various restructuring activities were offset partially by the retirement of $98.4 million in face value of our 7.375% Senior Notes and by the additional funding of restricted cash of $35.6 million.

Availability under our receivables sale facility as of December 31, 2008 was $12.4 million, with no advances outstanding. Under our secured revolving credit facility, at December 31, 2008 we had $19.9 million in letters of credit and no revolving loans outstanding with any availability. As of December 31, 2008, we had $19.9 million in a restricted cash account as collateral for the letters of credit. These facilities were terminated on their maturity date of February 19, 2009.

This MD&A should be read in conjunction with the accompanying consolidated financial statements which have been prepared assuming that we will continue as a going concern. As discussed in Note 1, Overview of Operations, to the consolidated financial statements, our Company does not currently have additional borrowing capacity, and future funding requirements with respect to its liquidity requirements could vary from the Company’s current estimates and could affect our ability to generate sufficient cash flow to meet our obligations and sustain our operations which raises substantial doubt about our ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to the consolidated financial statements.

See the discussion of risks related to our liquidity under Part I, Item 1A, Risk Factors, above.

Sources of Liquidity

Our principal sources of liquidity during 2008 were cash and cash equivalents, cash provided by operations, working capital changes, proceeds from sales of certain assets and proceeds from equity transactions.

Cash and cash equivalents. During 2008, we had a net decrease in cash and cash equivalents of $29.8 million. Cash provided by operations of $8.0 million and cash provided by investing activities of $50.8 million were more than offset by the $88.4 million used in financing activities and the $0.2 million effect of exchange rates on cash and cash equivalents.

Cash provided by operations. Cash provided by operations in 2008 was $8.0 million compared to cash provided by operations of $20.7 million in 2007, before repayment of advances associated with our receivables sale facility. Reductions in both receivables and inventory levels contributed to improvements in cash provided by operations in 2008.

Working capital changes. Working capital decreased by $142.8 million from $183.3 million on December 31, 2007 to $40.5 million on December 31, 2008. The decrease in working capital was affected primarily by the liquidation of working capital at our Decatur, Alabama and Booneville, Mississippi facilities following their closings in January 2008 and December 2007 and by the impact of decreased accounts receivable and inventory levels due to significant reductions in manufacturing and the impact of the declining housing market, offset partially by the decrease in accounts payable and accrued liabilities.

Amounts available under liquidity facilities. Our receivables sale facility and secured revolving credit facility, as well as a credit facility in the Netherlands, are available for working capital needs. Our ability to access these liquidity facilities depends on the amount of available borrowing base or eligible receivables, less any required reserves or holdbacks, and is subject to our compliance with the terms and conditions of the facility agreements, including financial covenants. Effective December 9, 2008, we reduced the size of the revolving credit facility to $19.9 million and the size of the receivables sale facility to $35.0 million. The terms of the agreements governing these liquidity facilities are described in more detail in Note 14, Financing Arrangements and Debt, of the Notes to the Consolidated Financial Statements.

Borrowings under our secured revolving credit facility. We had no borrowings under our secured revolving credit facility at December 31, 2008. We had approximately $19.9 million of standby letters of credit outstanding at December 31, 2008 secured by $19.9 million restricted cash on deposit. Thus, we had no borrowing availability under our secured revolving credit facility as of that date. As of December 31, 2007, we had no outstanding borrowings under our secured revolving credit facility and approximately $23.3 million of standby letters of credit outstanding. After taking into account an additional $3.2 million of reserves and other holdbacks we had $6.1 million in additional borrowing availability under our secured revolving credit facility at December 31, 2007.

Cash from our receivables sale facility. The amount of cash available to us under our receivables sale facility is based upon the amount of eligible receivables and certain reserves required by the facility. Accordingly, availability may fluctuate over time, but in no case will it exceed the facility’s purchase limit of $35.0 million. Based upon a servicing report as of December 31, 2008, the availability under our receivables sale facility was $12.4 million. At December 31, 2008, there were no outstanding advances under this facility. See Note 14, Financing Arrangements and Debt, to the Consolidated Financial Statements for further details.

Borrowings under our liquidity facility in the Netherlands. We have a credit facility in the Netherlands, payable on demand and providing for available credit of up to 2.9 million Euros or approximately $4.0 million. At December 31, 2008, we had no outstanding borrowings under this facility. At December 31, 2007, we had outstanding borrowings of approximately $0.4 million euros or $0.6 million under this facility.

Sale of certain assets. During 2008, we received proceeds, net of costs, of approximately $24.9 million from the sale of our STP business in Altoona, Pennsylvania, $19.2 million from the sale of a 50.0% indirect equity interest in WTS, $6.4 million from the sale of assets from our Decatur, Alabama and Booneville, Mississippi facilities, and approximately $41.2 million from the sale of our WTCI business.

Cash proceeds from the sale of equity. As noted above, during 2008, Alpine invested an additional $4.5 million in Series A Convertible Preferred Stock on January 25, 2008, and another $9.7 million, net of $0.3 million in expenses, in Series B Convertible Preferred Stock on March 20, 2008.

Sources of Liquidity – 2009

During 2009, our sources of liquidity are cash and cash equivalents (approximately $15.0 million of domestic cash as of the closing of the exchange offer), cash provided by operations and amounts available from our foreign subsidiaries. We do not currently have domestic liquidity facilities in place as they were terminated on the maturity date of February 19, 2009. Future funding requirements with respect to our liquidity requirements could vary from the Company’s current estimates and could affect our ability to generate sufficient cash flow to meet our obligations and sustain our operations which raises substantial doubt about our ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1, Overview of Operations, to the consolidated financial statements.

Uses of Liquidity

Our principal uses of liquidity during 2008 were funding restricted cash, capital expenditures, payments related to our outstanding debt and other liquidity facilities, Series A and Series B Convertible Preferred Stock dividends, and the repurchase of our 7.375% Senior Notes.

Restricted cash. Our liquidity is affected by restricted cash balances, which are included in current assets and are not available for general corporate use, of $37.7 million at December 31, 2008 as compared to $2.1 million as of December 31, 2007. Restricted cash at December 31, 2008 included $16.9 million related to deposits for margin calls on our metal hedge programs, $19.9 million related to cash collateral to support certain letters of credit under our secured revolving credit facility, and $0.9 million of other restricted deposits. Restricted cash at December 31, 2007 included $1.0 million related to deposits for margin calls on our metal hedge programs, $1.1 million of other restricted deposits.

Capital expenditures. In 2008, capital expenditures totaled $3.8 million versus $2.7 million in 2007. Capital expenditures include asset replacement, environmental and safety compliance, cost reduction, and productivity improvement items.

Payments related to our outstanding debt and other liquidity facilities. In 2008, we made interest and other fee payments on our Senior Notes, and other debt totaling $18.6 million, versus payments of $23.1 million in 2007. The decrease of $4.5 million of bond interest was due to the early retirement of $37.0 million in face value of our 7.375% Senior Notes and the payment of the remaining 7.375% Senior Notes on August 1, 2008. We also paid Plainfield $1.1 million as a commitment fee to refinance $38.3 million of the 7.375% Senior Notes.

A decrease in the utilization of our receivables sale facility in 2008 as compared with the amount utilized in 2007 lowered our loss on the sale of receivables to $0.5 million in 2008 from $2.5 million in 2007, resulting in a reduction in the cash costs of this facility.

Preferred stock dividends. Dividends paid on our Series A and Series B Convertible Preferred Stock were $2.0 million in 2008 compared to dividends paid of $3.0 million for 2007. While we have expensed our dividend obligations, during the second quarter we reached our limit of $5.0 million on the amount of cash dividends that can be paid to the preferred stockholders without violating certain restrictive covenants applicable to our 10.5% Senior Notes. Accordingly, we are accruing the deferred dividends and interest thereon in accordance with the terms of the Series A and Series B Convertible Preferred Stock agreements and are subject to an increase of up to 12.0% and 12.5%, respectively, in the event certain equity conditions are not met. Currently, deferred dividends accrue at an annual rate of 12.0% on both the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock. As of December 31, 2008, we have $5.8 million of deferred dividends and interest reflected on the Consolidated Balance Sheet in accrued liabilities.

Funding of pension obligations. In 2008, we made contributions to our U.S. defined benefit pension plan in the amount of $9.3 million, compared to $0.8 million in 2007. We made contributions of $2.4 million in 2007 to our Canadian defined benefit pension plans. In 2008, all our Canadian pension obligations were satisfied and as a result, no future payments are required.

Cash contributions associated with the Company’s 401K plan were $1.8 million and $3.7 million in 2008 and 2007, respectively.

Repurchase or repayment of our 7.375% Senior Notes. On February 29, 2008, we purchased $12.0 million in face amount of the 7.375% Senior Notes at a discount below the face value of the notes, and on April 8, 2008 we purchased an additional $25.0 million in face amount of the 7.375% Senior Notes, also at a discount below the face value of the notes. On August 1, 2008 we repaid $61.4 million, the balance of the 7.375% Senior notes.

Uses of Liquidity – 2009

Our uses of liquidity in 2009 should consist of normal operating activities, capital expenditures of approximately $4.0 million and interest on the Senior Secured Notes. In addition, as of May 1, 2009, we redeemed $16.1 million of Senior Notes, purchased silver from our consignment facility and paid interest and fees associated with the Exchange Offer.

The company believes that available cash and cash to be generated will be adequate to fund the company’s liquidity requirements. However, there can be no assurance that these plans will be successful.

In February 2009, the Pension Benefit Guaranty Corporation (the “PBGC”) advised the Company that it may be required to securitize or otherwise accelerate funding of certain pension related obligations as a result of the closure and/or sale of certain operations of the Company. The PBGC has not made a final determination of the amount or timing of any payments. Since February 2009, the Company and the PBGC have been engaged in discussions regarding this matter. Based upon these discussions and in consultation with special counsel, the Company believes it is reasonably possible that the matter will ultimately be resolved through an agreement with the PBGC to fund an amount to be determined and paid in the future. The Company believes any such agreement would result in accelerated funding of the already accrued pension obligations. Accordingly, no additional pension accrual is required at December 31, 2008 since the amount and timing of additional contributions, if any, cannot be reasonably estimated.

Financing Arrangements

As more fully described in Note 14, Financing Arrangements and Debt, of the Consolidated Financial Statements, contained herein, our financing arrangements as of December 31, 2008 consisted of (i) our 10.5% Senior Exchange Notes due March 28, 2009 and our 10.5% Senior Notes due April 1, 2009, of which $38.3 million and $99.4 million, respectively, were outstanding; (ii) our liquidity facilities described below; and (iii) certain other credit arrangements with respect to our non-U.S. operations.

As of December 31, 2008, our liquidity facilities consisted of a receivables sale facility, a secured revolving credit facility, and a silver consignment facility. The terms of each of these liquidity facilities and the amounts available and outstanding under the facilities as of December 31, 2008, are described in Note 14, Financing Arrangements and Debt, to the Consolidated Financial Statements, contained herein. These facilities were terminated on February 19, 2009.

Off-Balance Sheet Arrangements

On April 28, 2005, we established a receivables sale facility under which we could sell on a revolving basis eligible accounts receivable. The maximum amount available under the facility was $35.0 million and $90.0 million at December 31, 2008 and 2007, respectively. Along with our secured revolving credit facility, the receivables sale facility was a primary source of funding for our working capital requirements in prior years. The receivables sale facility terminated on February 19, 2009. There were no outstanding borrowings at December 31, 2008 and 2007 under this facility.

Other than the receivables sale facility, our Company had no other off-balance sheet arrangements as of December 31, 2008 and 2007 that either have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Environmental Matters

We are subject to extensive environmental regulations imposed by federal, state, provincial, and local authorities in the U.S., Canada, China, Portugal, and Mexico with respect to emissions to air, discharges to waterways, and the generation, handling, storage, transportation, treatment, and disposal of waste materials. We have received various communications from regulatory authorities concerning certain environmental matters. See Note 18, Environmental Matters, of the Notes to the Consolidated Financial Statements for further details regarding environmental matters.

Critical Accounting Policies

Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements. Management believes that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results.

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory costs include material, labor, and factory overhead. Our maintenance and operating supplies inventory is valued using an average cost method to determine cost. Obsolete or unsaleable inventories are reflected at their estimated net realizable values.

Derivatives and Hedging Activities

Our operations and cash flows are subject to fluctuations due to changes in commodity prices, foreign currency exchange rates and interest rates. We use derivative financial instruments to manage commodity prices, foreign currency exchange rates, and interest rate exposures, though not for speculative purposes. Derivatives used are primarily commodity forward contracts. We apply the provisions of SFAS No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133; and by SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, (hereinafter collectively referred to as “SFAS 133”), for most of our derivatives. Some of our derivatives are designated as either a hedge of a recognized asset or liability or an unrecognized firm commitment (fair value hedge), or a hedge of a forecasted transaction (cash flow hedge). For fair value hedges, both the effective and ineffective portion of the changes in the fair value of the derivative, along with any gain or loss on the hedged item that is attributable to the hedged risk, are recorded directly to operations. The effective portion of changes in fair value of derivatives that are designated as cash flow hedges are recorded in accumulated other comprehensive income (loss), until the hedged item is realized, when the gain/(loss) previously included in accumulated other comprehensive income (loss) is recognized in operations.

Impairment of Long-lived Assets

The values assigned to long-lived assets such as property, plant, and equipment, assets held for sale and goodwill are reviewed as appropriate. We estimate the depreciable lives of property, plant, and equipment, and review the assets for impairment if events, or changes in circumstances, indicate that we may not recover the carrying amount of an asset.

SFAS No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, addresses the testing of long-lived assets for impairment and the classification of assets held for sale. Based on our review and testing, we have impaired the long-lived assets of our Decatur, Alabama, and Jackson, Tennessee facilities to their expected recovery value based upon input from third-party sources.

Goodwill

Goodwill is evaluated utilizing SFAS No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets. Under this statement, goodwill is presumed to have an indefinite useful life and, thus, is not amortized, but tested no less than annually for impairment using a lower of cost or fair value approach. During the third quarter of 2008 and 2007, we conducted goodwill impairment reviews, and prepared updated valuations using a discounted cash flow approach based on forward-looking information regarding market share, revenues and costs. Based on the preliminary impairment assessment, the Company recorded a goodwill impairment loss of $44.0 million in the third quarter of 2008. The Company determined the fair value of the reporting unit using a discounted cash flow model with the assistance of a third-party valuation specialist. The impairment of goodwill was principally related to the deterioration in profitability of our business located in Carrollton, Texas, and the low market price of our common stock, resulting in a substantially depressed enterprise value. The Step 2 analysis under SFAS 142 revealed that the entire amount of goodwill was indeed impaired and the remaining $2.6 million was written off in the fourth quarter of 2008.

Environmental

SFAS No. 143 (“SFAS 143”), Accounting for Asset Retirement Obligations, addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In light of the significant reduction in operations at our Decatur, Alabama facility, we have recorded the appropriate estimated legal obligations triggered by those actions.

Income Taxes

Under SFAS No. 109 (“SFAS 109”), Accounting for Income Taxes, deferred tax liabilities and assets are recorded for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. Property, plant, and equipment, inventories, prepaid pension, postretirement benefit obligations, and certain other accrued liabilities are the primary sources of these temporary differences. Deferred income taxes also include net operating loss and tax credit carryforwards. Our Company establishes valuation allowances to reduce deferred tax assets to amounts it believes are more likely than not to be realized. These valuation allowances are adjusted based upon changing facts and circumstances.

We also apply the principles of Financial Accounting Standards Board (“FASB”) Interpretation (FIN) No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN 48 dictates a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognizing of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. Under the provisions of FIN 48, to the extent we have uncertain tax positions we classify them as other non-current liabilities on the Consolidated Balance Sheets unless expected to be paid in one year. Penalties and tax-related interest expense are reported in other expense on the Consolidated Statements of Operations.

Pension and Postretirement Benefit Costs

Employment-related benefits associated with pensions and postretirement health care are expensed as prescribed under the SFAS No. 87 (“SFAS 87”), Employers’ Accounting for Pensions, SFAS No. 88 (“SFAS 88”), Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106 (“SFAS 106”), Employers’ Accounting for Postretirement Benefits Other Than Pensions. The recognition of expense is impacted by certain assumptions, such as the discount rates used to value certain liabilities, investment rates of return on plan assets, increases in future wage amounts and future health care costs. Our Company uses third-party specialists to assist management in appropriately measuring the expense and liabilities associated with employment-related benefits.

We determine our actuarial assumptions for the U.S. and Canadian pension and post retirement plans, after consultation with our actuaries, on December 31 of each year in order to calculate liability information as of that date and pension and postretirement expenses for the following year.

The expected long-term rate of return on plan assets of the various plans reflects projected returns given the investment mix of the various pension plans that have been determined to meet each plan’s investment objectives. The expected long-term rate of return on plan assets is selected by taking into account the expected weighted averages for each plan, the fact that the plan assets are actively managed to mitigate downside risks, the historical performance of the market in general and the historical performance of the retirement plan assets over the past 10 years.

In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statement Nos. 87,88,106, and 132(R) , which amends SFAS No. 87 and SFAS No. 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income (loss), net of tax effects, until they are amortized as a component of net periodic cost. Also, the measurement date, the date at which the benefit obligation and plan assets are measured, is required to be the Company’s fiscal year-end.

Preferred Stock, Beneficial Conversion Features and Embedded Derivatives

As further discussed in the MD&A analysis, Recapitalization Plan, we completed a private placement of 50,000 shares of Series A Convertible Preferred Stock for $50 million on February 16, 2007. In accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, the net proceeds from the issuance of the Series A Convertible Preferred Stock were allocated to a freestanding written option available to the holders to increase their number of shares of Series A Convertible Preferred Stock based upon the results of a subsequent stockholders rights offering with the residual value allocated to the Series A Convertible Preferred Stock. The written option was recorded as a current liability and accounted for as fair value under the provisions of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). The fair value of the written option was determined based on the Black-Scholes model using certain assumptions.

Separately, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the embedded beneficial conversion feature (“BCF”) present in the Series A Convertible Preferred Stock has been valued and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The BCF is a function of the conversion price of the Series A Convertible Preferred Stock, the fair value attributed to the written option and the fair value of the underlying common stock on the commitment date of the transaction (February 16, 2007). This BCF is recorded to additional paid-in capital and will be recorded as a deemed dividend to Series A preferred stockholders over the stated life of the Series A Convertible Preferred Stock, which is 10 years.

We did not have a sufficient number of authorized shares available to fully settle the conversion options embedded in the Series A Convertible Preferred Stock upon its issuance on February 16, 2007. Accordingly, as a result of not meeting the criteria of EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and therefore not being eligible for the 11A scope exception in SFAS 133, the fair value of this option was determined and the related derivative liability bifurcated from the underlying Series A Convertible Preferred Stock balance and included as a component of current liabilities. In addition, subsequent issuance of stock options by us further reduced the available shares, necessitating a subsequent valuation of the conversion feature related to the additional preferred shares not convertible of this additional embedded derivative as of March 29, 2007. Additionally, this transaction resulted in recording a deemed dividend for the difference in the proceeds allocated to the Series A Convertible Preferred Stock and the fair value of the conversion option that required liability classification. The fair values of these derivatives have been determined based on the Black-Scholes model using certain assumptions as appropriate.

All derivative liabilities recorded on February 16, 2007 were marked to market resulting in pre-tax income classified separately as Embedded derivative mark to fair value on the Consolidated Statements of Operations. In addition, the discount of the Series A Convertible Preferred Stock resulting from the allocations discussed above is being accreted on a straight-line basis over the period from the date of issuance to the earliest redemption date as a deemed dividend.

On May 24, 2007, at the Annual Meeting of Stockholders, the stockholders voted to increase the authorized shares of common stock to 180 million. After recording additional pre-tax income to mark to fair value the conversion option, this liability was reclassified to equity.

Item 8.	Financial Statements

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Principal Executive Officer (“PEO”) and our Chief Financial Officer (“CFO”), we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act, as amended) as of the end of the period covered by this report. As part of this evaluation, we determined that our disclosure controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms (disclosure controls and procedures) were not effective for the current and certain prior periods due to the material weaknesses discussed below.

We have determined that certain key controls were either not designed at a sufficient detailed level or not operating effectively to identify material errors in the consolidated financial statements. These material weaknesses included:

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

•

Ineffective operation of monitoring controls ensuring account reconciliations are properly and timely prepared with adequate supporting documentation and review for completeness, accuracy, and timely resolution of reconciling items; and

•

Ineffective operation of monitoring controls around the review of financial statements to ensure the completeness and accuracy of the balance sheet and, statements of operations, stockholders’ equity and cash flows.

•

Ineffective operation of controls surrounding the completeness, accuracy, and timeliness of communication between personnel responsible for financial reporting and those involved with the negotiation of transactions, which resulted in an incomplete understanding of the financial reporting consequences of complex transactions.

As a result of these material weaknesses, material errors existed in the Company’s financial statements that were corrected prior to the issuance of the year ended December 31, 2008 consolidated financial statements but required a restatement to our December 31, 2007 consolidated financial statements for immaterial errors as identified in Note 3 to the Consolidated Financial Statements contained herein.

Changes in Internal Control over Financial Reporting

Based upon the evaluation performed by our management, which was conducted with the participation of our PEO and Chief Financial Officer (CFO), personnel changes have been made including appointing a Corporate Controller that has a strong internal controls background and implementing several changes in the processes such as aligning the Accounts Receivable function and Treasury function and further separating the Treasury function from the Financial Reporting group in order to better segregate duties. Additionally, we have enhanced our disclosure controls and internal control over financial reporting by addressing the control deficiencies encountered during the year through enhanced:

•	Documentation review, both internally and externally, of technical accounting issues,

•	Account reconciliation reviews,

•	Balance sheet and statements of operations, stockholders equity (deficit) and cash flow reviews,

•	Journal entry reviews,

•	Increased involvement of financial personnel in significant transactions, and

•	Process improvements for the preparation of quarterly and annual financial information.

These enhancements were partially implemented in order to be relied upon as part of our internal control over financial reporting procedures for fiscal year ending December 31, 2008.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a–15(f). Management, with the participation of our PEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our management concluded that, although areas of improvement were identified that, as of December 31, 2008, our internal control over financial reporting was not effective.

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

The required information concerning our executive officers is contained in Part I – Item 1 -”Business – Executive Officers of the Registrant.” The required information concerning our adoption of a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and the availability of this code of ethics upon written request is contained in Part I—Item 1—“Business – Available Information” of this report.

The required information concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information under Part III, Item 12 “Section 16(a) Beneficial Ownership Reporting Compliance”.

DIRECTORS

Name	Age	Principal Occupation during the Past Five Years
Steven S. Elbaum	60	Chairman of the Board. Mr. Elbaum has served as a Director of Wolverine since February 24, 2007. Mr. Elbaum has served as Chairman and Chief Executive Officer of The Alpine Group, Inc., a publicly traded holding company, engaged in the investment and/or acquisition and operation of industrial companies, since June 1984. Mr. Elbaum serves as Chairman of Synergy Cables Ltd., an Israel-based, publicly traded wire and cable manufacturer. Mr. Elbaum has been a Director of Spherion Corp., a publicly traded provider of staffing, recruiting and workforce solutions, since May 1996.

Brett Young	33	Director and Audit Committee Member. Mr. Young has served as a Director of Wolverine since February 24, 2007. Mr. Young currently serves as Senior Vice-President of Plainfield Asset Management LLC. Prior to joining Plainfield in 2005, Mr. Young was a Vice-President in Credit Research at Spectrum Investment Group, a startup fixed income hedge fund in New York. From 2001 to 2005, Mr. Young was a Vice-President at RBC Capital Markets (“RBC”) in Greenwich, CT, working as a high-yield research analyst covering automotive suppliers, industrials, paper and forest products, oil services, refining, and exploration and production.

John L. Duncan	75	Director and Audit Committee Member. Mr. Duncan has been a Director of Wolverine since December 1993 and served as Chairman of the Board from June 2006 until February 2007.

K. Mitchell Posner	59	Director and Compensation Committee Member. Mr. Posner has served as a Director of Wolverine since

		February 24, 2007. Mr. Posner is the Executive Vice-President of The Alpine Group, Inc., a publicly traded holding company, engaged in the investment and/or acquisition and operation of industrial companies.

David M. Gilchrist, Jr.	60	Director and Compensation Committee Chairman. Mr. Gilchrist has been a Director of Wolverine since October 2005. Mr. Gilchrist is Chief Executive Officer of RF Holdings, Inc. in Memphis, Tennessee, a company headquartered in St. Louis, Missouri. Prior to this position, Mr. Gilchrist was President and Chief Executive Officer of Siegel-Robert, Inc. from February 2007 to June 2008 at which time the company went through reorganization and changed its name to Robert Family Holdings, Inc. (“RF Holdings, Inc.”). RF Holdings, Inc., a privately held company, is a manufacturer of products for the automotive, safety/air monitoring and semiconductor packaging industries. Mr. Gilchrist served as President and Chief Executive Officer of Jackson Products, Inc. (“Jackson”) from March 2003 until February 2007. Mr. Gilchrist originally joined Jackson to lead a prepackaged reorganization under Chapter 11 of the U.S. Bankruptcy Code. In January 2004 Jackson reorganized under Chapter 11 of the U.S. Bankruptcy Code.

William F. Evans	61	Director and Audit Committee Chairman. Mr. Evans has been a director of Wolverine and Chairman of the Audit Committee of Wolverine since April 2008. From 2002 to 2007, Mr. Evans served as the Executive Vice-President and Chief Financial Officer of Witness Systems, Inc., a public software company based in Roswell, Georgia Mr. Evans is currently a member of the Board of Directors of Spherion Corporation, a publicly traded provider of staffing, recruiting and workforce solutions. Mr. Evans is also on the Board of Directors of two private companies, SecureWorks, Inc., and Tatum LLC.

Alan Kestenbaum	47	Director and Compensation Committee Member. Mr. Kestenbaum has served as a director of Wolverine since February 24, 2007. Mr. Kestenbaum has been Chief Executive Officer and Director of International Metal Enterprises, Inc. since December 23, 2004 and is the Executive Vice-President and Director of Marco International Corp. (“Marco”), an international finance and trading company specializing in metals, minerals and raw materials, and Marco Hi-Tech JV LLC, a raw material and ingredient distribution company serving the pharmaceutical and dietary supplement industry since 2003. He has been Chairman of the Board of Globe Metallurgical, Inc. since 2004.

Board Meetings and Committees

During 2008, the Board held four meetings. Each of the directors attended at least 75% of the meetings.

Compensation Committee

Effective April 19, 2008, Messrs. Posner, Kestenbaum and Gilchrist serve as members of the Compensation Committee. The primary purpose of the Compensation Committee is to conduct reviews of the Company’s general executive compensation policies and strategies and to oversee and evaluate the Company’s overall compensation structure and programs. The Compensation Committee held four meetings during 2008.

Audit Committee

Effective April 19, 2008, Messrs. Evans, Duncan, and Young are serving as members of the Audit Committee. The Audit Committee of the Board is responsible for providing independent, objective oversight of Wolverine’s accounting functions and internal controls and procedures. The Board has determined that each member of the Audit Committee has sufficient knowledge in financial and auditing matters to serve on the Audit Committee. Mr. Evans is chairman of the Audit Committee and is a financial expert and each member is financially literate within the meaning of Securities and Exchange Commission (“SEC”) regulations. The Audit Committee held eleven meetings during 2008.

Corporate Nominating and Governance Committee

Effective March 13, 2007, the Corporate Nominating and Governance Committee was eliminated and the entire Board began to provide the nominating and governance functions that were otherwise performed by such committee. The Board is responsible for developing policies and practices relating to corporate governance and fostering a climate of respect, trust, and candor. In addition, the Board identifies candidates for the Board. The Board also ensures the performance of the Board’s and each committee’s self-evaluation.

The charters of the Compensation Committee and Audit Committee, as well as our Corporate Governance Guidelines and our Code of Business Conduct and Ethics that applies to our directors, officers, and employees (including our principal executive officer, principal financial officer, principal accounting officer, controller, or other persons performing similar functions), are available on our website ( www.wlv.com ) or in print upon written request at no charge.

Item 11.	Executive Compensation

EXECUTIVE OFFICERS AND COMPENSATION

Summary Compensation Table for 2008 and 2007

The following table sets forth the compensation paid to or accrued on behalf of our Named Executive Officers.

Name and Principle Position	Year	Salary ($)	Bonus ($)	Option Awards (a) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)		All Other Compensation (b) ($)	Total ($)
Harold M. Karp President and Chief Operating Officer	2008	$334,999	$—	$—	$—	$	n/a	$46,493	$381,492
Harold M. Karp President and Chief Operating Officer	2007	$284,376	$—	$1,081,500	$333,245	$	n/a	$233,646	$1,932,767
David A. Owen Senior Vice President, Chief Financial Officer and Secretary	2008	$272,500	$90,000	$—	$—		$—	$103,872	$466,372
David A. Owen Senior Vice President, Chief Financial Officer and Secretary	2007	$62,500	$90,000	$269,750	$64,086		$—	$31,822	$518,158
Garry K. Johnson Senior Vice President, Sales and Customer Relations	2008	$218,448	$—	$—	$—		$14,816	$34,030	$267,294
Garry K. Johnson Senior Vice President Sales	2007	$212,000	$—	$347,625	$141,296		$—	$209,367	$910,288

Footnotes for Executive Comp Table —

(a)	The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal years ended December 31, 2007 and 2008, respectively, in accordance with SFAS 123(R) of stock option grants shown under the Black Scholes method of valuation.
(b)	The 2008 amounts include: (i) automobile allowances paid by Wolverine to Messrs. Karp, Owen, and Johnson of $12,000, $9,600, and $10,500, respectively; (ii) subsidies for financial advisory services made by Wolverine for Messrs. Karp and Owen of $6,565 and $4985, respectively; (iii) split-dollar life insurance related expenses for Mr. Johnson of $13,364; (iv) group life insurance payments made by Wolverine for Messrs. Karp, Owen, and Johnson of $966, $2772, and $966, respectively; (v) automatic 401(k) contributions for Messrs. Karp, Owen, and Johnson of $6,900, each; (vi) 401(k) matching contributions made by Wolverine for Messrs. Karp, Owen, and Johnson of $2,300, each; (vii) country club membership for Messrs. Karp and Owen of $5,244, each; and (viii) relocation expenses for Messrs. Karp and Owen of $2,292 and $10,417 taxable and $10,226 and $61,655, non-taxable, respectively.

Outstanding Equity Awards at 2008 Fiscal Year-End

The following table sets forth information with respect to unexercised options, stock that has not vested, and equity incentive plan awards for each Named Executive Officer outstanding at December 31, 2008.

Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares. Units or Other Rights That Have Not Vested ($)
Harold Karp	82,787	331,150	—	$0.74	[1]	03/29/2017	—	$—	—	$—
Harold Karp	62,090	248,362	—	$0.95	[1]	03/29/2017	—	$—	—	$—
Harold Karp	62,090	248,362	—	$1.49	[1]	03/29/2017	—	$—	—	$—
David A. Owen	38,437	153,748	—	$0.74	[1]	10/01/2017	—	$—	—	$—
David A. Owen	28,828	115,311	—	$095	[1]	10/01/2017	—	$—	—	$—
David A. Owen	28,828	115,311	—	$1.49	[1]	10/01/2017	—	$—	—	$—
Garry K. Johnson	8,000	—	—	$13.69	[2]	01/20/2010	—	$—	—	$—
Garry K. Johnson	13,000	—	—	$11.90	[2]	01/23/2011	—	$—	—	$—
Garry K. Johnson	3,711	—	—	$8.60	[2]	04/11/2012	—	$—	—	$—
Garry K. Johnson	6,122	—	—	$4.05	[2]	02/26/2013	—	$—	—	$—
Garry K. Johnson	11,404	—	—	$10.54	[2]	05/19/2014	—	$—	—	$—
Garry K. Johnson	13,460	—	—	$8.93	[2]	03/29/2015	—	$—	—	$—
Garry K. Johnson	14,000	—	—	$3.88	[2]	04/05/2016	—	$—	—	$—
Garry K. Johnson	26,610	106,441	—	$0.74	[1]	03/29/2017	—	$—	—	$—
Garry K. Johnson	19,958	79,830	—	$0.95	[1]	03/29/2017	—	$—	—	$—
Garry K. Johnson	19,958	79,830	—	$1.49	[1]	03/29/2017	—	$—	—	$—

1	Options vest equally (20%) over a five-year period
2	Options vest equally (33-1/3%) over a three-year period

On March 29, 2007, the Company’s Board adopted the 2007 Non-Qualified Stock Option Plan. At the time of adoption, the options were granted to Alpine as consultant and to 11 officers and employees of the Company. These options were granted at an exercise price of $1.10 for 40% of each option award, $1.40 for 30% of each option award, and $2.20 for 30% of each option award. The options vest ratably over five years.

401(k) Plan

Most of our U. S. employees, including our executive officers, were eligible to participate in the Wolverine Tube, Inc. Savings Plan. This 401(k) plan allows participants to make a pre-tax contribution of 1% to 50% of compensation up to an annual dollar limitation, which was $15,500 in 2008. Employees age 50 or older may contribute an extra $5,000 as a catch-up contribution if they contribute the maximum amount permitted under the plan. Employer contributions may include regular matching contributions, automatic 3% of compensation contributions, success share contributions, and transition contributions. Beginning in March 2006, the Company began making the automatic 3% of compensation contribution. Matching contributions are discretionary and subject to a four-year graded vesting schedule. The 2008 success share contribution is also discretionary and is subject to a three-year cliff vesting schedule. The transition contribution is made only for those who participated in the defined benefit plan and whose age and length of service combine to equal 50 or more on February 28, 2006 and the amount ranges from 0.5% to 4.0% of compensation. The 2008 transition contribution is subject to a three-year cliff vesting schedule. The transition contribution is made only for the period of March 1, 2006 through December 31, 2010. Plan benefits are payable upon termination of employment and after age 59 1/2 .

Retirement Plans. Most of our U.S. employees, including our executive officers, were eligible to participate in the Wolverine Tube, Inc. Retirement Plan (the “Retirement Plan”) before it was amended to freeze the accrual of all future retirement benefits, effective February 28, 2006. This funded noncontributory defined benefit pension plan provided an annuity benefit, upon retirement at normal retirement age of 65, of (i) 1.5% of average monthly compensation, averaged over the 60-month period that produces the highest average during the last 120 months of employment, times (ii) years of service to Wolverine, minus (iii) an adjustment for Social Security benefits as described in the Retirement Plan. Upon early retirement prior to age 60, a reduction will be made to the foregoing benefit equal to 4% for each year by which such retirement precedes age 60, ending at age 55, the minimum age to receive pension benefits. A minimum of five years of service is needed for eligibility for an early retirement benefit. There is a minimum benefit of 1.25% of average monthly base compensation multiplied by years of service with Wolverine; however, no executive is expected to receive a benefit under this formula. The retirement benefits accrued under the Retirement Plan through February 28, 2006 are preserved for those employees who were qualified eligible participants in the Retirement Plan on February 28, 2006.

We also have a Supplemental Benefit Restoration Plan (the “Restoration Plan”) that is a non-qualified defined benefit pension plan, which provides benefits to employees whose compensation exceeds the amount allowed under the qualified Retirement Plan. The benefits provided under the Restoration Plan are identical to the benefits provided by the Retirement Plan, except that under the Retirement Plan final average annual compensation for purposes of determining plan benefits was capped at $230,000 in 2008 pursuant to the Code limits. Benefits under the Restoration Plan are not subject to this limitation; however, Restoration Plan benefits are offset by any benefits payable from the Retirement Plan. Benefits under the Restoration Plan can be paid in a lump sum as well as in the forms permitted under the Retirement Plan. On December 9, 2005, we elected to freeze the accrual of all future retirement benefits under the Restoration Plan, effective as of February 28, 2006. The retirement benefits accrued under the Restoration Plan through February 28, 2006 will continue to be maintained for those employees who were qualified eligible participants in the Restoration Plan on February 28, 2006.

The benefit payable to a participant who retires before the normal retirement age of 65 is reduced at a rate of 2.5% for each of the first 10 years the benefit payment date precedes the normal retirement age. The Social Security benefit is not offset from the benefit until the participant reaches age 65. If benefits become payable before age 55 following a change in control, the benefit will be further reduced on an “actuarial equivalent” basis from age 55 to the participant’s age when benefits begin. Benefits become fully vested upon a change in control and are immediately payable in the event of a termination of employment following the change in control.

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

Potential Payments upon Termination or Change in Control

Change in Control, Severance, and Non-Competition Agreements.

We have entered into a Change in Control, Severance, and Non-Competition Agreements (“Change in Control, Severance Agreements”) with Mr. Johnson. The Change in Control, Severance Agreements generally provide that we will make certain payments to the Named Executive Officer if (i) his employment is terminated or he resigns in certain circumstances, (ii) during the term of employment and for a period of three years following termination of employment, the Named Executive Officer will not disclose or improperly use confidential information relating to Wolverine, (iii) for a period of two years following termination of employment, the Named Executive Officer will not solicit business from Wolverine’s customers, and (iv) during the term of employment and for a specified period of years following termination of employment, the Named Executive Officer will not compete with Wolverine in the United States.

Director Compensation in 2008

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards (a) ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John L. Duncan	$55,500	$0	$480	$0	$0	$0	$55,980
David Gilchrist, Jr.	$49,500	$0	$480	$0	$0	$0	$49,980
Alan Kestenbaum	$39,000	$0	$0	$0	$0	$0	$39,000
Brett Young	$52,500	$0	$0	$0	$0	$0	$52,500
Steven S. Elbaum	$0	$0	$0	$0	$0	$0	$0
K. Mitchell Posner	$0	$0	$0	$0	$0	$0	$0
William F. Evans	$73,000	$0	$2,350	$0	$0	$0	$75,350
William C. Griffiths	$19,500	$0	$0	$0	$0	$0	$19,500

(a)	The aggregate number of option awards outstanding at year-end for the directors is as follows: Mr. Duncan – 54,111; Mr. Gilchrist – 8,000; and Mr. Evans – 5,000.

Our 2001 Stock Option Plan for Outside Directors (the “Director Plan”) provides for non-qualified stock option grants to non-employee directors. Under the Director Plan, each non-employee director initially receives a non-qualified option to purchase 5,000 shares of common stock upon first becoming a director and is granted a non-qualified option to purchase 1,000 shares of common stock automatically on each anniversary of such director’s election to the Board.

The Director Plan is administered by the Administration Committee, which is composed of the members of the Board who are not outside directors. The Administration Committee also has the authority to grant options in lieu of any retainers or other compensation for directors, in addition to the initial and annual option grants discussed above.

Options granted under the Director Plan have an exercise price on the date of grant equal to the fair market value of the common stock (as defined in the Director Plan). Options granted upon initial election to the Board vest at the rate of 33 1/3% per year, and options granted upon the anniversary dates of such election or in lieu of cash retainers (if any) vest immediately. Director Plan options have a term of 10 years unless terminated sooner due to cessation of director status or otherwise pursuant to the Director Plan. No option granted under the Director Plan is transferable or assignable by the outside director other than by the laws of descent and distribution or to certain of the director’s immediate family members or family entities. A total of 250,000 shares of common stock have been authorized for issuance under the Director Plan. The Director Plan will expire in 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers and directors and persons who own more than 10% of a registered class of the Company’s equity securities to file with the Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common stock and other equity securities of the Company on Forms 3, 4, and 5, respectively. Executive officers, directors, and greater than 10% stockholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. The Company believes that all reports required by section 16(a) for transactions were timely filed in the year ended December 31, 2008. However, the Company was no longer subject to section 16(a) reporting after March 19, 2007 when it was delisted from the New York Stock Exchange because the Company was no longer subject to Section 12 reporting under the Exchange Act as of that time.

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT

The following table sets forth information as of March 24, 2009, with respect to the beneficial ownership (1) of the outstanding Common Stock and Series A and Series B Convertible Preferred Stock by (i) stockholders known by us to own (except as otherwise noted) beneficially more than 10% of the outstanding common stock or preferred stock, (ii) each director and nominee for director, (iii) each executive officer (or former executive officer) named in the Summary Compensation Table herein, and (iv) all directors and executive officers as a group. The number of shares of common stock outstanding as of March 24, 2009 was 40,623,736. The number of shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock outstanding as of March 24, 2009 was 54,494 and 10,000, respectively.

	Common Stock Beneficially Owned (1) (including Series A and Series B Convertible Preferred Stock on an As-Converted Basis)		Series A Convertible Preferred Stock Beneficially Owned (1)		Series B Convertible Preferred Stock Beneficially Owned (1)
Name and Address	Shares	%	Shares	%	Shares	%
Plainfield Special Situations Master Fund Limited(2) 55 Railroad Avenue Greenwich, CT 06830	36,651,914	49.0%	38,000	69.7%	—	—

The Alpine Group, Inc. (2) One Meadowlands Plaza Suite 801 East Rutherford, NJ 07073	36,651,914	49.0%	14,494	26.6%	10,000	100%

Sopris Capital Advisors LLC. (3) 350 Park Avenue 24th Floor New York, NY 10022	10,877,823	26.7%	—	—	—	—

FMR Corporation (4) 82 Devonshire Street Boston, MA 02109	5,906,825	14.5%	—	—	—	—

John L. Duncan(5)	59,111	*	—	—	—	—

Steven S. Elbaum(2)	36,651,914	49.0%	—	—	—	—

William F. Evans(6)	1,667	*	—	—	—	—

David M. Gilchrist, Jr. (7)	8,000	*	—	—	—	—

Alan Kestenbaum. (2)	36,651,914	49.0%	2,000	3.7%	—	—

K. Mitchell Posner	—	—	—	—	—	—

Brett Young	—	—	—	—	—	—

Harold M. Karp(8)	413,934	*	—	—	—	—

David A. Owen(9)	96,093	*	—	—	—	—

Garry K Johnson(10)	225,528	*	—	—	—	—

James M. Berry(11)	192,186	*	—	—	—	—

Gary Breaux(12)	5,000	*	—	—	—	—

Jennifer Brinkley(13)	45,352	*	—	—	—	—

David W. Jordan(14)	210,889	*	—	—	—	—

Kevin McCarthy	—	—	—	—	—	—

Stephen Rudd	—	—	—	—	—	—

Nancy Stuart	—	—	—	—	—	—

Allan J. Williamson(15)	78,053	*	—	—	—	—

All directors and executive officers as a group (18 persons)	4,455,140	10.0%	—	—	—	—

*	Represents less than 1%
(1)	“Beneficially Owned” means, directly or indirectly, the sole or shared power to vote, or to direct the voting of, a security, or investment power with respect to a security, or any combination thereof. As set forth on Amendment No. 1 to Schedule 14f-1, filed with the Securities and Exchange Commission on February 13, 2007. Each share of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock is convertible, at the option of the holders, into a number of shares of our common stock equal to $1,000 divided by the conversion price, which is $1.10 per share, subject to customary anti-dilution adjustments.
(2)	By virtue of the relationship between Alpine, Plainfield, and Alkest, LLC, a Delaware limited liability company, wholly owned by Alan Kestenbaum, one of our directors (“Alkest” and together with Alpine and Plainfield, the “Preferred Stockholders”), in purchasing their respective shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock and their agreements regarding the voting of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, Plainfield, Alkest, Mr. Kestenbaum, Alpine, and Steven S. Elbaum, who is the chief executive officer of Alpine and another of our directors, may be deemed to constitute a “group” within the meaning of Rule 13d-5(b) under the Exchange Act. As a member of a group, each of Plainfield, Alkest, Mr. Kestenbaum, Alpine, and Mr. Elbaum would be deemed to beneficially own the common stock beneficially owned by the members of the group as a whole. This includes 1,548,589 shares of common stock held directly by Plainfield, 417,853 shares of common stock held directly by Alpine, and 34,685,472 shares of common stock issuable upon conversion of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock held by the Preferred Stockholders (in the case of the Series B Convertible Preferred Stock only Alpine is a holder). Each Preferred Stockholder disclaims beneficial ownership of the securities held by the other two Preferred Stockholders. Max Holmes has shared voting and investment power over the securities held by Plainfield as the majority owner and chief investment officer of Plainfield Asset Management LLC. Plainfield Asset Management LLC, a Delaware limited liability company, is the Manager of Plainfield. Mr. Steven S. Elbaum has voting and investment power over the securities held by Alpine as its chief executive officer. Mr. Elbaum disclaims beneficial ownership of all such securities. Mr. Kestenbuam has voting and investment power over the securities held by Alkest as its sole member.

(3)	As set forth on Amendment No. 2 of Schedule 13D, filed with the Securities and Exchange Commission on February 21, 2008.
(4)	As set forth on Amendment No. 4 of Schedule 13G, filed with the Securities and Exchange Commission on February 17, 2009.
(5)	Includes 54,111 shares of common stock subject to options exercisable within 60 days of March 24, 2008 and 2,000 shares held by Mr. Duncan’s spouse.
(6)	Includes 1,667 shares of common stock subject to options exercisable within 60 days of March 24, 2009
(7)	Includes 8,000 shares of common stock subject to options exercisable within 60 days of March 24, 2009
(8)	Includes 413,934 shares of common stock subject to options exercisable within 60 days of March 24, 2009
(9)	Includes 96,093 shares of common stock subject to options exercisable within 60 days of March 24, 2009
(10)	Includes 202,749 shares of common stock subject to options exercisable within 60 days of March 24, 2009
(11)	Includes 192,186 shares of common stock subject to options exercisable within 60 days of March 24, 2009
(12)	Includes 5,000 shares of common stock subject to options exercisable within 60 days of March 24, 2009
(13)	Includes 45,352 shares of common stock subject to options exercisable within 60 days of March 24, 2009
(14)	Includes 210,889 shares of common stock subject to options exercisable within 60 days of March 24, 2009
(15)	Includes 78,053 shares of common stock subject to options exercisable within 60 days of March 24, 2009

Equity Compensation Plan Information.

See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for information related to our equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

As discussed in further detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recapitalization Plan, on February 16, 2007, the Company closed the transactions contemplated by the Preferred Stock Purchase Agreement with Alpine and Plainfield (together, the “Purchasers”) providing for, among other things, the issuance and sale to the Purchasers of an aggregate of 50,000 shares of Series A Convertible Preferred Stock of the Company, at a price of $1,000 per share, for a total purchase price of $50,000,000 (the “Transaction”). Following the closing of the Transaction, the 50,000 shares of Series A Convertible Preferred Stock held by the Purchasers were convertible into approximately 55% of the total actual voting power of all our voting securities on an as-converted basis, although as noted below, their voting power was limited to 49% of the total voting power while any of our 10.5% Senior Notes remained outstanding.

Under the terms of the Preferred Stock Purchase Agreement, Wolverine agreed to undertake a common stock rights offering, and the Purchasers agreed to provide a $25 million standby commitment with respect to the rights offering. In addition, under the terms of the Preferred Stock Purchase Agreement, the Purchasers had a call option to buy additional shares of Series A Convertible Preferred Stock in order to maintain a 55% ownership interest in Wolverine on a fully diluted, as-converted basis after the rights offering. In August 2007, we commenced the required common stock rights offering, which expired on October 29, 2007. Our stockholders purchased 25,444,592 shares of common stock in the rights offering, resulting in gross proceeds of $28.0 million. Under the terms of the call option, Alpine purchased an additional 4,494 shares of Series A Convertible Preferred Stock on January 25, 2008 for $4.5 million in order to maintain the fully diluted as-converted basis ownership by the Purchasers in Wolverine at 55%.

In connection with the initial closing of the Transaction, the Company entered into a number of related agreements with the Purchasers, including a registration rights agreement in which we agreed to file a shelf registration statement registering the resale of the Series A Convertible Preferred Stock and the underlying common stock and to grant one “demand” registration right and unlimited “piggyback” registration rights to the holders of such shares, and a voting agreement memorializing the 49% voting power limitation of the Purchasers while our 10.5% Senior Notes were outstanding. Pursuant to the Preferred Stock Purchase Agreement, for so long as this voting power limitation is in effect and the Purchasers beneficially own in the aggregate at least 50% of the 50,000 shares of Series A Convertible Preferred Stock purchased at the initial closing (or the underlying common stock), the Purchasers will have the right to designate a total of four directors on our Board, and we have agreed that the Board will consist of not more than seven members and that we will use commercially reasonable efforts to ensure that the four Purchaser designees remain on the Board at all such times. Following the initial closing, our Board was reconstituted to consist of seven directors: three continuing directors, John L. Duncan, David M. Gilchrist, Jr., and William C. Griffiths; and four new directors designated by the Purchasers, Steven S. Elbaum, Alan Kestenbaum, K. Mitchell Posner, and Brett Young. Johann R. Manning, Jr. resigned from his position as Chief Executive Officer effective February 16, 2007, and Harold M. Karp, Senior Vice President of Alpine, became President and Chief Operating Officer of the Company on that date. In addition, Mr. Elbaum, Chairman and Chief Executive Officer of Alpine, became Chairman of the Company on February 16, 2007. Mr. Griffiths resigned from the Board on March 24, 2008 and was replaced by William F. Evans.

In addition, the Company and Alpine entered into a management agreement at the initial closing of the Transaction for a two-year period pursuant to which Alpine will provide the Company with certain services in exchange for an annual fee of $1,250,000 and reimbursement of reasonable and customary expenses incurred by Alpine. The Company has renewed the management agreement on a month to month basis.

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

On March 29, 2007, the Board approved an option grant to Alpine, as consultant, under the Wolverine Tube, Inc. 2007 Non-Qualified Stock Option Plan covering a total of 4,399,059 shares of the Company’s common stock (the “Alpine Option”). The Alpine Option vests ratably at a rate of 20.0% on each anniversary of the original grant date, subject to accelerated vesting as described below. The applicable exercise prices for option shares under the Alpine Option are as follows:

	Exercise Price	Shares	12/31/2008 Option Costs	Valuation
40% of option shares	$1.10	1,759,620	$0.62	$1,090,964
30% of option shares	$1.40	1,319,715	$0.59	$778,632
30% of option shares	$2.20	1,319,724	$0.51	$673,059

The Alpine Option has a 10-year term, subject to early termination in the event that Alpine’s consulting relationship with the Company is terminated prior to the end of such term. Upon such early termination, the Alpine Option will remain exercisable as to all vested portions and will be terminated as to all unvested portions. In addition, vesting of the Alpine Option will be accelerated in the event that the Company fails to offer to extend the term of the Management Agreement between the Company and Alpine, dated February 16, 2007 (the “Management Agreement”). If the Company offers to extend the term of the Management Agreement, but Alpine declines to accept such offer, any unvested portion of the Alpine Option will terminate as of the expiration of the term of the Management Agreement. Under the Alpine Stock Option Agreement, if on the six-month anniversary of the effective date of the Management Agreement, the Company has not yet named a chief executive officer, Alpine will automatically receive, on each of the 6-month and 18-month anniversaries of the effective date of the Management Agreement, an option to purchase an additional amount of shares of common stock equal to 0.5% of the total shares authorized under the 2007 Plan, with each such option having the same exercise prices as the initial Alpine Option. As of August 16, 2007, the Company had not named a chief executive officer. Accordingly, on October 18, 2007, the Board approved an additional option grant to Alpine, covering 366,588 shares, in accordance with the terms of the original Alpine Option. On August 16, 2008, an additional option grant covering 540,294 shares were granted as the Company still had not named a chief executive officer. In addition, Alpine received another option grant covering 2,258,180 shares to adjust for the dilutive effect of the Company’s rights offering, which was an automatic grant pursuant to the terms of the Alpine Option.

On April 30, 2007, the Company entered into a Stay Pay and Separation Agreement (the “Weil Separation Agreement”) and a Consulting Agreement (the “Weil Consulting Agreement”) with Keith Weil, the Company’s former Senior Vice President, International and Strategic Development, each of which was effective as of February 19, 2007. Under the terms of the Weil Separation Agreement, the Company continued to employ Mr. Weil in his then-current capacity until the close of business on August 17, 2007 (the “Termination Date”), at which time his employment automatically terminated. From the effective date of the Weil Separation Agreement until the Termination Date (“the Transition Period”), as compensation for services rendered during the Transition Period, Mr. Weil received a base salary of $32,746 per month as well as a stay bonus of $190,000, as an inducement to remain with the Company during the Transition Period. Under the terms of the Weil Separation Agreement, subject to Mr. Weil executing (and not revoking) a general release of claims, Mr. Weil was entitled to the following payments and benefits (less applicable withholdings): a severance payment equal to $862,875 on February 28, 2008; access to medical and disability program benefits for the three-year period following the Termination Date (or his earlier termination of employment) and, thereafter, continued medical insurance coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended; insurance coverage for his acts and omissions while serving as an officer of the Company for six years following the Termination Date; and continued satisfaction of the Company’s indemnification obligations to Mr. Weil. In addition, Mr. Weil received an additional payment of $755,000 on February 28, 2008 in exchange for his agreement to a two-year restriction on the solicitation of customers and non-competition with the Company, a one-year restriction on the solicitation of employees, and a three-year secrecy requirement.

Under the Weil Consulting Agreement, Mr. Weil provided consulting and advisory services to the Company for an 18-month period following the Termination Date (or his earlier termination of employment) (the “Term”). Under the Weil Consulting Agreement, the Company paid Mr. Weil a monthly fee of $37,500 for the first six months of the Term and, for the remainder of the Term, a monthly fee of $22,033.

On March 20, 2008, Plainfield refinanced $38.3 million of the 7.375% Senior Notes held by it by extending the maturity date to March 28, 2009, with an increase in the interest rate to 10.5%. The new 10.5% Senior Exchange Notes issued by Wolverine to refinance Plainfield’s 7.375% Senior Notes otherwise have substantially the same terms and conditions as the 7.375% Senior Notes, including the same subsidiary guarantees as the 7.375% Senior Notes. In connection with the Exchange Offer consummated on April 28, 2009, the 10.5% Senior Exchange Notes were exchanged for new 15% Senior Secured Notes as described under Recent Recapitalization under Item 1.

Also on March 20, 2008, Alpine purchased 10,000 shares of Series B Convertible Preferred Stock, for $10 million in cash. The Series B Convertible Preferred Stock has substantially the same terms and conditions as the Series A Convertible Preferred Stock, except that the initial cumulative dividend rate will be 8.50% per annum. The rights and seniority of the Series B Convertible Preferred Stock are ratable and pari passu with those of the Series A Convertible Preferred Stock, and the Company agreed to pursue an amendment to the Certificate of Designations governing the Series A Convertible Preferred Stock to reflect this status of the Series B Convertible Preferred Stock (pending which amendment the current Series A Convertible Preferred Stock holders agreed to act accordingly). In connection with the closing of these transactions on March 20, 2008, the Company also entered into a registration rights agreement in which the Company agreed to file a shelf registration statement registering the resale of the Series B Convertible Preferred Stock and the underlying common stock and to grant one “demand” registration right and unlimited “piggyback” registration rights to the holders of such shares, and an amendment to the voting agreement respecting the Series A Convertible Preferred Stock to reflect the extension of the 49% voting power limitation to the Series B Convertible Preferred Stock. In addition, Alpine, Plainfield, and Alkest entered into a supplement to their existing stockholders agreement to confirm the inclusion of the Series B Convertible Preferred Stock within the terms of that agreement. The Company paid to Plainfield a cash commitment fee of 3% of the $38.3 million of 7.375% Senior Notes refinanced and paid to Alpine a cash commitment fee of 3% of the $10 million aggregate purchase price of the Series B Convertible Preferred Stock.

On November 28, 2007, we entered into a sole source purchasing agreement with Exeon, Inc. (“Exeon”), a wholly owned subsidiary of Alpine, whereby we have agreed to purchase all of our scrap and cathode copper requirements for our Shawnee, Oklahoma facility. Under the agreement, we will purchase copper scrap and cathode at substantially the same prices we were paying prior to entering into the agreement, but with enhanced terms. However, we believe consolidating our purchases in this manner will be more efficient and provide more opportunities to purchase materials from secondary markets. Fees charged by Exeon to purchase copper cathode and scrap on our behalf totaled $0.5 million for the year. These fees approximate our cost to perform the same services in-house.

Independence

The Board has affirmatively determined that, of the directors serving during 2008, Messrs. Evans, Gilchrist, and Duncan were independent of Wolverine and its management under the listing standards of the New York Stock Exchange and that Messrs. Elbaum, Young, Posner and Kestenbaum were not independent. As of March 28, 2009, Messrs. Duncan, Gilchrist, and Evans were considered to be independent under SEC regulations, namely Item 407(a) of Regulation S-K. Messrs Elbaum, Posner, Young and Kestenbaum are considered not independent by virtue of certain related-party transactions as set forth herein between the Company, Alpine, Plainfield and Alkest.

Item 14.	Principal Accounting Fees and Services

AUDIT COMMITTEE REPORT

The Audit Committee of the Board of Directors (the “Board”) reviews and approves the scope of the audit performed by our independent auditors and our accounting principles and internal accounting controls. The Audit Committee is composed of three directors, namely William Evans, John L. Duncan, and Brett Young and operates under a written charter adopted and approved by the Board. William Evans, the Audit Committee Chairman, is designated as a financial expert. In addition, the Board has determined that each member of the Audit Committee has sufficient knowledge in financial and auditing matters to serve on the Audit Committee and that each member is independent and financially literate within the meaning of Securities and Exchange Commission (“SEC”) regulations.

The Audit Committee reviews Wolverine’s financial reporting process on behalf of the Board. Management has the primary responsibility for establishing and maintaining adequate internal controls, for preparing the financial statements and for the public reporting process. KPMG, our Company’s independent registered public accounting firm for 2008, is responsible for expressing opinions on the conformity of the Company’s financial statements with U.S. generally accepted accounting principles.

On May 29, 2009, the Audit Committee reviewed and discussed with management and KPMG the audited financial statements for the year ended December 31, 2008 and management’s assessment of the effectiveness of the company’s internal control over financial reporting. The Audit Committee also has discussed with KPMG the matters that are required to be discussed by Statement on Auditing Standards No. 114, The Auditors’ Communication with Those Charged with Governance, and the firm’s independence. The Audit Committee also concluded that KPMG’s provision of audit and non-audit services to Wolverine and its affiliates is compatible with KPMG’s independence.

Based on the considerations referred to above, the audit committee concluded that the audited financial statements for the year ended December 31, 2008 be included in this Annual Report on Form 10-K for 2008. This report is provided by the following directors, who constituted the Audit Committee:

The 2008 Audit Committee

William Evans

Jack L. Duncan

Brett Young

Fees paid to our independent outside audit firm for services in 2008 and 2007 were as follows:

	Audit Fees	Audit- Related Fees	Tax Preparation and Compliance Fees	Tax Research and Planning Fees	All Other Fees
2008 KPMG	$1,499,600	$865,800	$50,500	$20,100	$0

2007 KPMG	$1,650,000	$208,180	$17,800	$40,000	$370,000

Audit-related fees consisted primarily of retirement and benefit plan audits for the company and consultation concerning accounting and financial reporting for the Carrollton facility. Tax services consisted primarily of compliance and other tax advice regarding special Wolverine projects such as the formation of the manufacturing joint venture. The Audit Committee considers the compatibility of non-audit services by its independent outside firm.

Audit Committee’s Pre-Approval Policies and Procedures

The Audit Committee has adopted an Audit and Non-Audit Services Approval Policy that requires the Audit Committee to pre-approve audit, audit related, tax, and other services provided by Wolverine’s independent outside audit firm. The Chief Financial Officer presents to the Audit committee all non-audit-related items for approval. In 2008 and 2007, 100% of such fees have been approved by the Audit Committee. The Audit Committee will review such services and approve only those services that are consistent with the SEC’s rules on auditor independence.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Index to exhibits, financial statements, and schedules.

(1)	The following consolidated financial statements and reports are included hereof:

Consolidated Statements of Operations — For the years ended December 31, 2008 and 2007

Consolidated Balance Sheets — December 31, 2008 and 2007

Consolidated Statements of Stockholders’ Equity — For the years ended December 31, 2008 and 2007

Consolidated Statements of Cash Flows — For the years ended December 31, 2008 and 2007

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(2)	The following consolidated financial statement schedule of our Company is included hereof:

SCHEDULE II Valuation and Qualifying Accounts

All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

(3)	Exhibits required by Item 601 of Regulation S-K:

The following exhibits are included in this Form 10-K:

Exhibit No.	Description
10.51	Summary of Named Executive Officer Compensation (filed herewith)

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The following exhibits are incorporated by reference:

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Company, as amended through May 1, 1998 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 4, 1998)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Wolverine Tube, Inc., filed on May 31, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 31, 2007)

3.3	Certificate of Designations of Series A Convertible Preferred Stock, filed on of February 14, 2007 (incorporated by reference to Exhibit 3.3 to the Company’s Form S-1/A (File No. 333-142209) filed on July 31, 2007)

3.4	Certificate of Amendment of Certificate of Designations of Series A Convertible Preferred Stock, dated June 11, 2007 (incorporated by reference to Exhibit 3.4 to the Company’s Form S-1/A (File No. 333-142209) filed on July 31, 2007)

3.5	Secretary’s Certificate, dated May 30, 2007, attached to a complete copy of the Bylaws of the Company, as amended May 22, 1997 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 31, 2007)

3.6	Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock, dated as of July 14, 2008 (incorporated by reference to Exhibit 3(i).1 to the Company’s Current Report on Form 8-K filed on July 18, 2008)

4.1	Indenture, dated as of August 4, 1998, among the Company, certain of the Company’s subsidiaries and Wachovia Bank, National Association (successor to First Union National Bank) as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 4, 1998)

4.2	Indenture, dated as of March 27, 2002, among the Company, certain of the Company’s subsidiaries and Wachovia Bank, National Association (successor to First Union National Bank), as Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2001)

4.3	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 25, 2007)

4.4	Indenture, dated as of April 28, 2009, among the Company, certain of the Company’s subsidiaries and U.S. Bank National Association as Trustee (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 4, 2009)

10.1	Amended and Restated Credit Agreement, dated as of April 28, 2005, among the Company, its U.S. subsidiaries, the lenders named therein and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended July 3, 2005)

10.2	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of August 1, 2005, among the Company, its U.S. subsidiaries, the lenders named therein and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 5, 2005)

10.3	Amendment No. 2 to Amended and Restated Credit Agreement, effective September 30, 2005, among the Company, its U.S. subsidiaries, the lenders named therein and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 31, 2005)

10.4	Amendment No. 3 to Amended and Restated Credit Agreement, dated as of February 22, 2006, among the Company, its U.S. subsidiaries, the lenders named therein and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 28, 2006)

10.5	Amendment No. 4 to Amended and Restated Credit Agreement, dated as of April 4, 2006, among the Company and its U.S. subsidiaries, the lenders named therein and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 11, 2006)

10.6	Amendment No. 5 to Amended and Restated Credit Agreement, dated as of June 9, 2006, among the Company and its U.S. subsidiaries, the lenders named therein and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 13, 2006)

10.7	Amendment No. 6 to Amended and Restated Credit Agreement, dated as of December 15, 2006, among the Company and its U.S. subsidiaries, the lenders named therein and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 21, 2006)

10.8	Amendment No. 7 to Amended and Restated Credit Agreement, dated as of February 16, 2007, among the Company and its U.S. subsidiaries, the lenders named therein and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 23, 2007)

10.9	Amendment No. 8 to Amended and Restated Credit Agreement and Consent, dated as of February 16, 2007, among the Company and its U.S. subsidiaries, the lenders named therein and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 23, 2007)

10.10	Amendment No. 9 to Amended and Restated Credit Agreement, effective as of June 30, 2007, among the Company and its U.S. subsidiaries, the lenders named therein and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 20, 2007)

10.11	Consignment Agreement, dated February 16, 2007, by and between HSBC Bank USA, National Association, Wolverine Tube, Inc., and Wolverine Joining Technologies, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 23, 2007)

10.12	Letter Agreement, effective as of April 2, 2007, among HSBC Bank USA, National Association, Wolverine Tube, Inc., and Wolverine Joining Technologies, LLC (incorporated by reference to Exhibit 10.11 to the Company’s Forms S-1/A (File No. 333-142209) filed on July 31, 2007)

10.13	First Amendment and Agreement to Consignment Agreement, dated as of June 29, 2007, by and between HSBC Bank USA, National Association, Wolverine Tube, Inc., and Wolverine Joining Technologies, LLC (incorporated by reference to Exhibit 10.11 to the Company’s Form S-1/A (File No. 333-142209) filed on July 31, 2007)

10.14	Receivables Sale Agreement (U.S.), dated as of April 28, 2005, among the Company, Small Tube Manufacturing, LLC, Tube Forming, L.P., and DEJ 98 Finance, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2005)

10.15	Amendment No. 1 to Receivables Sale Agreement (U.S.), dated as of April 24, 2006, among the Company, Tube Forming, L.P., Small Tube Manufacturing, LLC, and DEJ 98 Finance, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 11, 2006)

10.16	Amendment No. 2 to Receivables Sale Agreement (U.S.) and Amended and Restated Performance Undertaking, effective as of December 15, 2006, among Wolverine Tube, Inc., Tube Forming, L.P., Small Tube Manufacturing LLC, Wolverine Joining Technologies, LLC, and DEJ Finance, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 21, 2006)

10.17	Canadian Receivables Sale Agreement, dated as of April 4, 2006, between Wolverine Tube (Canada) Inc. and DEJ 98 Finance, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 11, 2006)

10.18	Amended and Restated Receivables Purchase Agreement, dated as of April 4, 2006, among DEJ 98 Finance, LLC, Wolverine Finance, LLC, the Company, Variable Funding Capital Company LLC, The CIT Group/Business Credit, Inc., individually and as co-agent, and Wachovia Bank, National Association, individually and as co-agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 11, 2006)

10.19	Amendment No. 1 to Amended and Restated Receivables Purchase Agreement, effective as of June 9, 2006, among DEJ 98 Finance, LLC, Wolverine Finance, LLC, the Company, Variable Funding Capital Company LLC, The CIT Group/Business Credit, Inc., individually and as co-agent, and Wachovia Bank, National Association, individually and as co-agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2006)

10.20	Amendment No. 2 to Amended and Restated Receivables Purchase Agreement, effective as of December 15, 2006, among DEJ Finance, LLC, Wolverine Finance, LLC, Wolverine Tube, Inc., Variable Funding Capital Company LLC, The CIT Group/Business Credit, Inc., and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 21, 2006)

10.21	Amendment No. 3 to Amended and Restated Receivables Purchase Agreement, dated as of February 16, 2007, among DEJ 98 Finance, LLC, Wolverine Finance, LLC, Wolverine Tube, Inc., Variable Funding Capital Company, LLC, The CIT Group/Business Credit, Inc., individually and as co-agent, and Wachovia Bank, National Association, individually and as agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 23, 2007)

10.22	Preferred Stock Purchase Agreement, dated as of January 31, 2007, by and among Wolverine Tube, Inc., The Alpine Group, Inc., and Plainfield Special Situations Master Fund Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2007)

10.23	Registration Rights Agreement, dated as of February 16, 2007, by and among Wolverine Tube, Inc., The Alpine Group, Inc., and Plainfield Special Situations Master Fund Limited (attached as Exhibit B to the Preferred Stock Purchase Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2007)

10.24	Management Agreement, dated as of February 16, 2007, by and between The Alpine Group, Inc. and Wolverine Tube, Inc. (attached as Exhibit C to the Preferred Stock Purchase Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2007)

10.25*	Consulting Agreement, dated as of February 16, 2007, by and between Wolverine Tube, Inc. and Johann R. Manning, Jr. (attached as Exhibit E-1 to the Preferred Stock Purchase Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2007)

10.26*	Separation Agreement, dated as of February 16, 2007, by and between Wolverine Tube, Inc. and Johann R. Manning, Jr. (attached as Exhibit E-2 to the Preferred Stock Purchase Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2007)

10.27	Voting Agreement, dated as of February 16, 2007, by and among Wolverine Tube, Inc., The Alpine Group, Inc., and Plainfield Special Situations Master Fund Limited (attached as Exhibit G to the Preferred Stock Purchase Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2007)

10.28*	Wolverine Tube, Inc. 1993 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 33-65148))

10.29*	Form of Non-Qualified Option Agreement under the Wolverine Tube, Inc. 1993 Equity Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 1994)

10.30*	1993 Stock Option Plan for Outside Directors of Wolverine Tube, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 33-65148))

10.31*	Amendment One to Amended and Restated 1993 Stock Option Plan for Outside Directors of Wolverine Tube, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2001)

10.32*	2001 Stock Option Plan for Outside Directors of Wolverine Tube, Inc. (incorporated by reference to Appendix B to the Company’s Proxy Statement dated April 12, 2001)

10.33*	Form of Non-Qualified Option Agreement under the Company’s 1993 Stock Option Plan for Outside Directors and 2001 Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 3, 2004)

10.34*	Wolverine Tube, Inc. 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003)

10.35*	First Amendment to the Wolverine Tube, Inc. 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003)

10.36*	Form of Non-Qualified Option Agreement under the Wolverine Tube, Inc. 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended October 3, 2004)

10.37*	Form of Restricted Stock Agreement under the Wolverine Tube, Inc. 2003 Equity Incentive Plan, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 25, 2005)

10.38*	Form of SAR Agreement under the Wolverine Tube, Inc. 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended October 3, 2004)

10.39*	Wolverine Tube, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended April 3, 1999)

10.40*	Wolverine Tube, Inc. Annual Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 11, 2006)

10.41*	Wolverine Tube, Inc. Supplemental Benefit Restoration Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002)

10.42*	Deferred Compensation Trust Agreement, dated February 13, 2001, by and between the Company and AmSouth Bank, as Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2003)

10.43*	Amendment Number One to Deferred Compensation Trust Agreement, dated May 7, 2003, by and between the Company and AmSouth Bank, as Trustee (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2003)

10.44*	2002 Change in Control, Severance and Non-Competition Agreement, dated as of July 12, 2002, by and between the Company and Johann R. Manning, Jr. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002)

10.45*	2002 Change in Control, Severance and Non-Competition Agreement, dated as of July 12, 2002, by and between the Company and Keith Weil (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002)

10.46*	2002 Change in Control, Severance and Non-Competition Agreement, dated as of July 12, 2002, by and between the Company and Garry K. Johnson (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2006)

10.47*	Consultant Agreement, dated as of February 10, 2005, by and between the Company and James E. Deason (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 16, 2005)

10.48*	Offer Letter, dated as of November 7, 2005, between the Company and James E. Deason (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 9, 2005)

10.49*	Letter Agreement between Wolverine Tube, Inc. and Garry K. Johnson, dated March 1, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 7, 2007)

10.50*	Summary of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 25, 2005)

10.52*	Form of Director Indemnification Agreement, dated as of February 10, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 16, 2005)

10.53*	Form of Officer Indemnification Agreement, dated as of February 10, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 16, 2005)

10.54*	Form of Letter for Amendment to Split Dollar Agreement, dated May 1, 1999 (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005)

10.55*	Form of Letter for Amendment to Vesting of Underwater Options, dated as of October 24, 2005 (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005)

10.56*	2001 Change in Control, Severance, and Non-Competition Agreement, dated as of March 23, 2001, by and between the Company and John Van Gerwen (incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 16, 2007)

10.57*	Wolverine Tube, Inc. 2007 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 2, 2007)

10.58*	Form of Non-Qualified Stock Option Agreement pursuant to the Wolverine Tube, Inc. 2007 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company’s current Report on Form 8-K filed on April 2, 2007)

10.59*	Non-Qualified Stock Option Agreement, dated as of March 29, 2007, between the Company and The Alpine Group, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 2, 2007)

10.60*	Letter Agreement between the Company and John H. Van Gerwen, dated May 1, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2007)

10.61*	Stay Pay and Separation Agreement between the Company and Keith Weil (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 4, 2007)

10.62*	Consulting Agreement between the Company and Keith Weil (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 4, 2007)

10.63*	Employment Agreement, dated as of May 24, 2007, by and between Harold M. Karp and Wolverine Tube, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 31, 2007)

10.64*	Employment Agreement, dated as of October 1, 2007, by and between David A. Owen and Wolverine Tube, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 24, 2007)

10.65*	First Amendment to Non-Qualified Stock Option Agreement Pursuant to the Wolverine Tube, Inc. 2007 Non-Qualified Stock Option Plan , dated as of October 18, 2007 (incorporated by reference to Exhibit 10.65 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007)

10.66	Share and Asset Purchase Agreement, dated as of July 8, 2008, by and among Wolverine Tube Canada Limited Partnership and Wolverine Tube, Inc., as vendors, and 2172945 Ontario Limited and Black Ice Capital Corp., as purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 14, 2008)

10.67	Amendment No. 14 to Amended and Restated Credit Agreement and Waiver, dated as of August 28, 2008, by and among Wolverine Tube, Inc., TF Investor, Inc., Tube Forming Holdings, Inc., Tube Forming, L.P., Wolverine Finance, LLC, Wolverine Joining Technologies, LLC, Wolverine China Investments, LLC, WT Holding Company, Inc., and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2008)

10.68	Waiver and Amendment No. 2 to Second Amended and Restated Receivables Purchase Agreement, effective as of August 28, 2008, by and among DEJ 98 Finance, LLC, Wolverine Finance, LLC, Wolverine Tube, Inc., The CIT Group/Business Credit, Inc., and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2008)

10.69	Waiver Letter Agreement regarding the Consignment Agreement, dated August 28, 2008, from HSBC Bank USA, National Association and acknowledged and agreed to by Wolverine Tube, Inc. and Wolverine Joining Technologies, LLC (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2008)

10.70*	Letter Agreement, effective September 8, 2008, by and between Wolverine Tube, Inc. and Stephen L. Rudd (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 12, 2008)

10.71*	Letter Agreement between Wolverine Tube Inc. and Garry K. Johnson, dated as of September 23, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 29, 2008)

10.72	30% Interest Purchase Agreement, dated as of September 15, 2008, by and among Wolverine CI, Wolverine Tube, Inc., Wolverine China Investments, LLC, and Wieland-Werke AG. (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended September 28, 2008)

10.73	Option Agreement, dated as of September 15, 2008, by and between Wolverine Tube, Inc. and Wieland-Werke AG. (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended September 28, 2008)

10.74	Letter Agreement, dated as of September 15, 2008, by and among Wolverine Tube, Inc., Wolverine China Investments, LLC, and Wieland-Werke AG. (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended September 28,2008)

10.75	Optioned 20% Interest Purchase Agreement, dated as of September 15, 2008, by and among Wolverine Tube, Inc., Wolverine China Investments, LLC, and Wieland-Werke AG. (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended September 28, 2008)

10.76	Asset Purchase Agreement, dated as of September 25, 2008, by and among Wolverine Tube, Inc., 3226522 Nova Scotia Limited, Mango Copper Industries Inc., and Henri Mikhael (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2008)

10.77	Amendment No. 3 to Second Amended and Restated Receivables Purchase Agreement, dated as of October 15, 2008, by and among DEJ 98 Finance, LLC, Wolverine Finance, LLC, Wolverine Tube, Inc., The CIT Group/Business Credit, Inc., and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended September 28, 2008)

10.78	Consent, Waiver, and Amendment No. 4 to Second Amended and Restated Receivables Purchase Agreement by and among DEJ 98 Finance, LLC, Wolverine Finance, LLC, Wolverine Tube, Inc., The CIT Group/Business Credit, Inc., and Wachovia Bank, National Association, dated December 9, 2008 (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended September 28, 2008)

10.79	Amendment No. 16 to Amended and Restated Credit Agreement and Waiver, dated as of December 9, 2008, by and among Wolverine Tube, Inc., TF Investor, Inc., Tube Forming Holdings, Inc., Tube Forming, L.P., Wolverine Finance, LLC, Wolverine Joining Technologies, LLC, WT Holding Company, Inc., and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended September 28, 2008)

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Huntsville, State of Alabama, on the 11th day of June, 2009.

WOLVERINE TUBE, INC.

By:	/s/ David A. Owen
Name:	David A. Owen
Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Harold M. Karp	President and Chief Operating Officer
	Harold M. Karp	(Principal Executive Officer)

By:	/s/ David A. Owen	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Secretary
David A. Owen

By:	/s/ Steven S. Elbaum	Non-Executive Chairman of the Board and Director
Steven S. Elbaum

By:	/s/ John L. Duncan	Director
John L. Duncan

By:	/s/ David M. Gilchrist, Jr.	Director
David M. Gilchrist, Jr.

By:	/s/ William F. Evans	Director
William F. Evans

By:	/s/ Alan Kestenbaum	Director
Alan Kestenbaum

By:	/s/ K. Mitchell Posner	Director
K. Mitchell Posner

By:	/s/ Brett Young	Director
Brett Young

Wolverine Tube, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year ended December 31,
(In thousands except per share amounts)	2008	2007
Net sales	$815,801	$1,011,019
Cost of goods sold	788,930	960,817

Gross profit	26,871	50,202
Selling, general and administrative expenses	26,716	30,428
Net (gain) on divestitures	(26,348)	—
Advisory fees and expenses	984	6,014
Goodwill impairment	46,560	—
Restructuring and impairment charges	5,820	75,097

Operating loss	(26,861)	(61,337)
Other (income) expense:
Interest expense, net	17,356	21,325
Amortization expense	3,054	2,491
Loss on sale of receivables	484	2,531
Embedded derivatives mark to fair value	(3)	(15,755)
Other, net	604	1,239

Loss from continuing operations before minority interest and income taxes	(48,356)	(73,168)
Minority interest	541	—
Equity in earnings of unconsolidated subsidiary	(332)	—
Income tax expense	677	3,476

Net loss from continuing operations	(49,242)	(76,644)
Income (loss) from discontinued operations, net of taxes	769	(21,583)

Net loss	(48,473)	(98,227)
Less: Accretion of convertible preferred stock and beneficial conversion feature conversion feature	5,021	4,618
Preferred stock dividends	6,810	13,284

Net loss applicable to common shares	$(60,304)	$(116,129)

Income(Loss) per common share—Basic
Continuing operations	$(1.50)	$(4.97)
Discontinued operations	0.01	(1.13)

Net loss per common share	$(1.49)	$(6.10)

Income(Loss) per common share—Diluted
Continuing operations	$(1.50)	$(4.97)
Discontinued operations	0.01	(1.13)

Net loss per common share	$(1.49)	$(6.10)

Shares used in computing income (loss) per share:
Basic	40,624	19,038
Diluted	40,624	19,038

See accompanying notes to the consolidated financial statements.

Wolverine Tube, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
(In thousands except share and per share amounts)	2008	2007
Assets
Current assets
Cash and cash equivalents	$33,537	$63,303
Restricted cash	37,738	2,126
Accounts receivable, net of allowance for doubtful accounts of $392 thousand in 2008 and $613 thousand in 2007	38,626	108,398
Inventories	53,284	104,742
Assets held for sale	3,680	43,001
Derivative assets	291	975
Prepaid expenses and other assets	5,380	11,561

Total current assets	172,536	334,106
Property, plant and equipment, net	52,004	69,078
Goodwill	—	46,703
Intangible assets and deferred charges, net	2,634	4,284
Notes receivable	585	815
Investment in unconsolidated subsidiary	9,373	—

Total assets	$237,132	$454,986

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$34,713	$55,861
Accrued liabilities	19,035	26,072
Derivative liabilities	5,415	925
Deferred income taxes	1,601	677
Short-term borrowings	19,759	90,939

Liabilities of discontinued operations	—	1,853

Total current liabilities	80,523	176,327
Long-term debt	117,911	146,021
Pension liabilities	45,552	17,616
Postretirement benefits obligation	4,662	18,776
Accrued environmental remediation	9,628	21,458
Deferred income taxes, non-current	—	3,064
Other liabilities	2,981	112

Total liabilities	261,257	383,374
Series A Convertible Preferred Stock, par value $1,000 per share, 90,000 shares authorized; 54,494 and 50,000 shares issued and outstanding as of December 31, 2008 and 2007, respectively	13,908	4,393
Series B Convertible Preferred Stock, par value $1,000 per share, 25,000 shares authorized; 10,000 and no shares issued and outstanding as of December 31, 2008 and 2007, respectively	9,700	—
Stockholders’ equity (deficit)
Common stock, par value $0.01 per share; 180,000,000 shares authorized; 40,623,736 shares issued and outstanding as of December 31, 2008 and 2007	406	406
Additional paid-in capital	142,588	146,815
Accumulated deficit	(151,281)	(95,998)
Accumulated other comprehensive income (loss), net	(39,446)	15,996

Total stockholders’ equity (deficit)	(47,733)	67,219

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$237,132	$454,986

See accompanying notes to the consolidated financial statements.

Wolverine Tube, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

and Comprehensive Income (Loss)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(In thousands except number of shares)	Shares	Amount
Balance at December 31, 2006	15,090,843	$151	$91,904	$5,896	$(9,389)	$88,562

Net loss from operations	—	—	—	(98,227)	—	(98,227)
Translation adjustments	—	—	—	(1)	11,432	11,431
Change in fair value of derivatives	—	—	—	—	2,906	2,906
Net pension actuarial gain	—	—	—	—	8,276	8,276
Amortization of net pension actuarial income	—	—	—	—	727	727
Pension curtailment gain	—	—	—	—	378	378
Termination of Montreal pension and post retirement benefits	—	—	—	—	1,542	1,542

Total comprehensive loss	—	—	—	—	—	(72,967)
Accrued dividends on preferred stock	—	—	—	(3,666)	—	(3,666)
Stock compensation	—	—	2,347	—	—	2,347
Amortization and vesting of restricted stock	88,301	—	282	—	—	282
Rights offering, net	25,444,592	255	27,255	—	—	27,510
Preferred stock offering, net	—	—	26,426	—	—	26,426
Accretion of preferred stock and beneficial conversion feature	—	—	(4,618)	—	—	(4,618)
Beneficial conversion feature, net	—	—	12,837	—	—	12,837
Foreign currency adjustment	—	—	—	—	124	124
Deemed dividend	—	—	(9,618)	—	—	(9,618)

Balance at December 31, 2007	40,623,736	$406	$146,815	$(95,998)	$15,996	$67,219

Net loss from operations	—	—	—	(48,473)	—	(48,473)
Translation adjustments	—	—	—	—	(15,523)	(15,523)
Change in fair value of derivatives	—	—	—	—	(4,627)	(4,627)
Net pension actuarial loss	—	—	—	—	(35,292)	(35,292)

Total comprehensive loss	—	—	—	—	—	(103,915)
Accrued dividends on preferred stock	—	—	—	(6,810)	—	(6,810)
Stock compensation	—	—	792	—	—	792
Amortization and vesting of restricted stock	—	—	2	—	—	2
Accretion of preferred stock	—	—	(5,021)	—	—	(5,021)

Balance at December 31, 2008	40,623,736	$406	$142,588	$(151,281)	$(39,446)	$(47,733)

See accompanying notes to the consolidated financial statements.

Wolverine Tube, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
(In thousands)	2008	2007
Operating Activities
Loss from continuing operations	$(49,242)	$(76,644)
Income (loss) from discontinued operations	769	(21,583)

Net loss	(48,473)	(98,227)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	7,055	9,528
Amortization	3,179	2,586
Deferred income taxes	(1,949)	2,767
Gain on early extinguishment of debt	(858)	—
Minority interest in Chinese subsidiary	541	—
Equity in earnings of unconsolidated subsidiary	(332)	—
Impairment of assets held for sale and goodwill	46,950	48,983
Loss on disposal of fixed assets	—	46
Non-cash environmental, restructuring and other charges	(559)	10,577
Change in fair value of embedded derivative	—	(15,755)
Stock compensation expense	847	2,629
Net gain on divestitures	(26,348)	—
Changes in operating assets and liabilities:
Accounts receivable, net	25,769	(1,575)
Purchase of accounts receivable	—	(43,882)
Inventories	33,712	1,399
Income taxes	(286)	(1,303)
Prepaid expenses and other	7,899	(2,579)
Accounts payable	(7,761)	17,094
Accrued liabilities, including pension, postretirement benefit, and environmental	(20,873)	11,327

Net cash provided by (used in) continuing operating activities	17,744	(34,802)
Net cash provided by (used in) discontinued operating activities	(9,754)	11,588

Net cash provided by (used in) operating activities	7,990	(23,214)
Investing Activities
Additions to property, plant, and equipment	(3,821)	(2,708)
Proceeds from sale of assets	6,440	375
Purchase of patents	(368)	(176)
Investment purchases	—	(1,618)
Proceeds from sale of interest in Chinese subsidiary	19,419	—
Change in restricted cash	(35,612)	3,503

Net cash used in continuing investing activities	(13,942)	(624)
Net cash provided by (used in) discontinued investing activities	64,796	(1,309)

Net cash provided by (used in) investing activities	50,854	(1,933)
Financing Activities
Financing fees and expenses paid	(1,895)	(110)
Payments under revolving credit facilities and other debt	(968)	(3,663)
Borrowings from revolving credit facilities and other debt	—	230
Issuance of preferred stock	14,194	45,179
Proceeds from common stock rights offering, net of costs	—	27,510
Purchase or repayment of senior notes	(97,661)	—
Other financing activities	—	77
Payment of dividends	(2,042)	(2,958)

Net cash provided by (used in) continuing financing activities	(88,372)	66,265
Net cash provided by (used in) discontinued financing activities	1	(24)

Net cash provided by (used in) financing activities	(88,371)	66,241
Effect of exchange rate on cash and equivalents	(239)	4,855

Net increase (decrease) in cash and equivalents	(29,766)	45,949
Cash and equivalents at beginning of year	63,303	17,354

Cash and equivalents at end of year	$33,537	$63,303

Supplemental disclosure of cash flow:
Interest paid	$20,836	$21,874
Income taxes paid, net	$2,230	$2,736

See accompanying notes to the consolidated financial statements.

Wolverine Tube, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Overview of Operations

Wolverine Tube, Inc. (the Company, Wolverine, we, our, or us) is a global manufacturer of copper and copper alloy tube, fabricated products, and metal joining products. Our focus is on custom-engineered, higher value-added tubular products, including fabricated copper components and metal joining products, which enhance performance and energy efficiency in many applications, including: commercial and residential heating, ventilation and air conditioning, refrigeration, home appliances, industrial equipment, power generation, and petrochemicals and chemical processing.

During 2008, our common stock was traded on the OTC Bulletin Board and Pink Sheets under the symbol “WLVT.” Effective December 1, 2008, our common stock was removed from the OTC Bulletin Board and continues to be listed on the Pink Sheets.

On February 1, 2007, we announced a recapitalization plan that would provide significant equity proceeds to Wolverine. We completed the first phase of this recapitalization plan, a private placement of 50,000 shares of Series A Convertible Preferred Stock with an initial dividend rate of 8%, for $50.0 million, to The Alpine Group, Inc. (“Alpine”) and Plainfield Asset Management LLC (“Plainfield”) on February 16, 2007. As part of this plan, we agreed to conduct a common stock rights offering to our common stockholders, which we completed on October 29, 2007, raising approximately $28.0 million in equity proceeds. In addition, in connection with their initial investment, Alpine and Plainfield received an option to purchase additional shares of Series A Convertible Preferred Stock, at a price of $1,000 per share, up to an amount that would be sufficient to increase their aggregate ownership to 55.0% of our outstanding common stock on an as-converted, fully diluted basis following the completion of the rights offering. Alpine exercised this option on January 25, 2008 to purchase an additional 4,494 shares of Series A Convertible Preferred Stock for $4.5 million. Additionally, Alpine purchased $10.0 million of our Series B Convertible Preferred Stock, which has substantially the same terms and conditions as and ranks equal in rights and seniority with our outstanding Series A Convertible Preferred Stock, except for an initial annual dividend rate of 8.5%. We raised approximately $92.5 million in gross equity proceeds in 2007 and 2008 from these transactions.

Since 2007, we have pursued a financial restructuring plan with respect to our 7.375% and 10.5% Senior Notes, our secured revolving credit facility and our receivables sale facility in anticipation of their maturities in 2008 and 2009. In light of market conditions, which have negatively affected our ability to execute such a global refinancing strategy, we took certain actions to address the repayment of the 7.375% Senior Notes at their maturity on August 1, 2008. We extended the maturity of our receivables sale facility and our secured revolving credit facility to February 19, 2009. Further, on March 20, 2008, we refinanced $38.3 million of our 7.375% Senior Notes held by Plainfield by exchanging them for 10.5% Senior Exchange Notes due March 28, 2009. The proceeds from the equity transactions, along with net proceeds of $24.9 million from the sale of our STP business in February 2008, $9.5 million from the sale of 30.0% of our Wolverine Tube Shanghai Co., Ltd. (“WTS”) operation in March 2008, $1.4 million from the sale of our Booneville, Mississippi facility, and approximately $41.2 million from the sale of our London, Ontario plumbing tube business in July 2008, coupled with available cash from operations and from our extended liquidity facilities, were sufficient to repurchase or repay the balance of the 7.375% Senior Notes on or before their maturity on August 1, 2008. On February 29, 2008, we repurchased $12.0 million in face amount of our 7.375% Senior Notes at a discount below the face value of the notes and on April 8, 2008, we repurchased an additional $25.0 million in face amount of our 7.375% Senior Notes, also at a discount below the face value of the notes, leaving $61.4 million in face amount of our 7.375% Senior Notes, which we repaid at maturity on August 1, 2008. On September 15, 2008, we sold an additional 20% of our WTS subsidiary, raising $10.1 million.

See Note 4, Recapitalization Plan, of the Notes to the Consolidated Financial Statements for further details.

The Series A and Series B Convertible Preferred Stock are convertible into shares of Wolverine common stock at the option of the holders, in whole or in part, at any time. We may defer payment of the dividend in certain circumstances. We are entitled to defer dividends on the preferred stock to the extent that we do not have cash or financing available to us to cover the full quarterly dividend amount in compliance with our contractual obligations. With respect to the Series A Convertible Preferred Stock, any deferred dividend will accrue at an annual rate of 10.0% if the dividend payment date is before January 31, 2012 and at an annual rate of 12.0% per annum if the dividend payment date is on or after January 31, 2012. Any deferred dividend with respect to the Series B Convertible Preferred Stock will accrue at an annual rate of 10.5% if the dividend payment date is before January 31, 2012 and at an annual rate of 12.5% per annum if the dividend payment date is on or after January 31, 2012. Furthermore, the dividend rate on both the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock is subject to additional adjustment, as provided below, as long as certain conditions are not satisfied. Due to restrictions on cash available to pay preferred stock dividends imposed by the indenture governing our 10.5% Senior Notes due 2009, we have deferred $5.8 million in preferred stock dividends that accrued through the period ended December 31, 2008, as reflected in the Consolidated Balance Sheets in accrued liabilities. We intend to continue to defer future dividends until we meet certain conditions under our new financing arrangement.

In addition, if at any time after June 16, 2007 with respect to the Series A Convertible Preferred Stock, or June 30, 2008 with respect to the Series B Convertible Preferred Stock, the shares of common stock into which the applicable series of preferred stock are convertible are not registered for resale under the Securities Act of 1933, then the dividend rate on the applicable series of preferred stock will increase by 0.5% for each quarter in which this condition remains unsatisfied, up to a maximum increase of 2.0%. With respect to the Series A Convertible Preferred Stock as of June 16, 2007, we did not satisfy this condition. As a result, the dividend rate on the Series A Convertible Preferred Stock was subject to the 0.5% increase for the quarter ended July 31, 2007, bringing the applicable dividend rate to 8.5%. The Series A Convertible Preferred Stock stockholders agreed to retain the dividend rate at 8.5% through June 30, 2008. Since June 30, 2008, no further waivers have been received for either the Series A Convertible Preferred Stock or the Series B Convertible Preferred Stock. Due to certain restrictions imposed under the federal securities laws upon the amount of our securities that may be registered for resale by the preferred stockholders, as affiliates of Wolverine, we continue to be unable to satisfy the resale condition applicable to both the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock. As a result, our dividend rate on each series may ultimately increase by a maximum of 2.0%. With the deferral of dividends and the dividend rate adjustment as discussed above, combined with the adjustments for failure to meet the resale condition, the maximum dividend rate on the Series A Convertible Preferred Stock could rise to 12.0% prior to January 31, 2012 or 14.0% on or after January 31, 2012 and on the Series B Convertible Preferred Stock could rise to 12.5% prior to January 31, 2012 and 14.5% on or after January 31, 2012. As of December 31, 2008, we are accruing dividends on both the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock at 12.0%.

The Company’s financial statements have been presented on the basis that it is a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

On April 28, 2009 the Company successfully completed an Exchange Offer which refinanced approximately $121.6 million 10.5% Senior Notes and 10.5% Senior Exchange Notes with 15% Senior Exchange Notes as described in Note 33, Subsequent Events, in the Notes to the Consolidated Financial Statements. The Senior Secured Notes mature in a lump sum on March 31, 2012. After completing this refinancing, the Company had domestic cash balances of approximately $15.0 million on April 28, 2009.

The Company believes that its available cash and cash anticipated to be generated through operations is expected to be adequate to fund the Company’s liquidity requirements, although there can be no assurances that the Company will be able to generate such cash. Additionally, the Company does not currently have in effect a revolving credit agreement or other capital commitments to supplement its existing cash and anticipated cash resources, if necessary, to meet its liquidity requirements materially in excess of the Company’s current expectations. The uncertainty about the Company’s ability to achieve its projected results and the absence of such credit or capital commitments raises substantial doubt about the Company’s ability to continue as a going concern. The Company expects to continue to actively manage and optimize its cash balances and liquidity, working capital, operating expenses and product profitability, although there can be no assurances the Company will be able to do so.

2. Summary of Significant Accounting Policies

The significant accounting policies followed by us are described below:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Wolverine and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. Certain reclassifications are made to conform previously reported data to the current presentation. Such reclassifications had no impact on total assets, total liabilities, net loss, or stockholders’ equity.

Uses of Estimates

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, inventories, goodwill, intangible assets, and other long-lived assets, legal contingencies, guarantee obligations, assumptions used in the calculation of income taxes, retirement and other post-employment benefits, and customer incentives, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency and energy markets, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

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

Sales taxes collected from customers and remitted to governmental authorities are accounted for an a net basis and therefore are excluded from revenues in the consolidated statement of operations.

Cash Equivalents

We consider all highly liquid short-term investments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

Restricted Cash

We classify cash deposits securing certain transactions that are restricted from use by the Company in the ordinary course of business as Restricted Cash. See Note 5, Restricted Cash, for a description of the Restricted Cash at December 31, 2008 and 2007.

Allowance for Doubtful Accounts

The allowance for doubtful accounts ensures that trade receivables are not overstated due to issues of collectibility and are established for certain customers based upon a variety of factors: including past due receivables, macroeconomic conditions, significant current events, and historical experience. Specific reserves for individual accounts may be established due to a customer’s inability to meet their financial obligations, such as in the case of bankruptcy filings or the deterioration in a customer’s operating results or financial position. As circumstances related to customers change, estimates of the recoverability of receivables are adjusted.

Sales of Accounts Receivable

Our Company’s sales of our receivables to a special-purpose entity are accounted for as a sale in accordance with SFAS No. 140 (“SFAS 140”), Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities – a replacement of FASB Statement No. 125.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory costs include material, labor, and factory overhead. Our maintenance and operating supplies inventory is valued using an average cost method to determine cost. Obsolete or unsaleable inventories are reflected at their estimated net realizable values.

Total inventories in 2008 and 2007 included the following classifications:

(In thousands)	2008	2007
Finished products	$27,990	$47,620
Work-in-process	10,646	28,726
Raw materials	9,262	16,768
Supplies	5,386	11,628

Totals	$53,284	$104,742

Included in finished goods are consignment inventories of $12.3 million at December 31, 2008 and $16.3 million at December 31, 2007. These consignments are at various locations throughout the United States.

Property, Plant, and Equipment

Land, buildings, and equipment are carried at cost. Expenditures for maintenance and repairs are charged directly against operations, while major renewals and betterments are capitalized. When properties are retired or otherwise disposed of, the original cost and accumulated depreciation are removed from the respective accounts, and the profit or loss resulting from the disposal is reflected in operations. Depreciation is provided over the estimated useful lives of the assets, generally on the straight-line method. Depreciation for financial reporting purposes for office and other equipment is 5 to 7 years, computers and other service equipment 5 to 7 years, heavy machinery 20 to 30 years, land improvements according to their useful life, building and building improvements the lesser of their useful life or 39 years, and other machinery 10 years.

Impairment of Long-Lived Assets

Impairment of long-lived assets is recognized under the provisions of SFAS No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets. When facts and circumstances indicate that long-lived assets used in operations may be impaired, and the undiscounted cash flows estimated to be generated from those assets are less than their carrying values, an impairment charge is recorded equal to the excess of the carrying value over fair value. Long-lived assets held for disposal are valued at the lower of the carrying amount or estimated fair value less cost to sell.

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

The expected long-term rate of return on plan assets of the various plans reflects projected returns for the investment mix of the various pension plans that have been determined to meet each plans’ objectives. The expected long-term rate of return on plan assets is selected by taking into account the expected mix of invested assets, the fact that the plan assets are actively managed to mitigate downside risks, the historical performance of the market in general and the historical performance of the retirement plan assets over the past 10 years.

In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which amends SFAS No. 87 (“SFAS 87”), Employers’ Accounting for Pensions, and SFAS No.106, (“SFAS 106”), Employers’ Accounting for Postretirement Benefits Other Than Pensions, to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost are recognized in accumulated other comprehensive income (loss), net of tax effects, until they are amortized as a component of net periodic cost. As required by SFAS 158, we adopted the balance sheet recognition provisions at December 31, 2006.

Income Taxes

Under SFAS No. 109 (“SFAS 109”), Accounting for Income Taxes, deferred tax liabilities and assets are recorded for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. Property, plant, and equipment, inventories, prepaid pension, postretirement benefit obligations, and certain other accrued liabilities are the primary sources of these temporary differences. Deferred income taxes also include net operating losses and tax credit carryforwards. Our Company establishes valuation allowances to reduce deferred tax assets to amounts it believes are more likely than not to be realized. These valuation allowances are adjusted based upon changing facts and circumstances.

We also apply the principles of FASB Interpretation (FIN) No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 dictates a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognizing of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. Under the provisions of FIN 48, to the extent we have uncertain tax positions we classify them as other non-current liabilities on the Consolidated Balance Sheets unless they are expected to be paid in one year. Penalties and tax-related interest expense are reported in other expense, net and interest and amortization expense, net, respectively, on the Consolidated Statements of Operations. The adoption of FIN 48 in 2007 had no effect on our consolidated financial statements.

Goodwill

Goodwill is evaluated utilizing SFAS No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets. Under this statement, goodwill is presumed to have an indefinite useful life and, thus, is not amortized, but tested no less than annually for impairment using a lower of cost or fair value approach.

During the third quarter of 2008 and 2007, we conducted a goodwill impairment review, and prepared updated valuations using a discounted cash flow approach based on forward-looking information regarding market share, revenues, and costs. Following our decision to sell our Small Tube Products (“STP”) business, we retested the goodwill assigned to this operation. Taking into account the projected proceeds from the sale, we impaired goodwill by $30.8 million associated with this business. We then retested the remainder of our goodwill and determined there was no further impairment subsequent to the STP sale for 2007. During our annual goodwill impairment review during the third quarter of 2008, we determined that an additional goodwill impairment loss was probable and could be reasonably estimated. Based on a preliminary impairment assessment, the Company recorded a goodwill impairment loss of $44.0 million in the third quarter of 2008. The Company determined the fair value of the reporting unit using a discounted cash flow model with the assistance of a third-party valuation specialist. The impairment of goodwill was principally related to the deterioration in profitability of our business located in Carrollton, Texas, and the low market price of our common stock, resulting in a substantially depressed enterprise value. The Step 2 analysis under SFAS 142 revealed that the entire amount of goodwill was indeed impaired and the remaining $2.6 million was written off in the fourth quarter of 2008.

Earnings (Loss) per Common Share

Using the Two-Class Method as prescribed in SFAS No. 128, Earnings per Share, after determining earnings (loss) applicable to common stockholders, per share amounts are calculated by dividing net income (loss) by the weighted average number of common shares outstanding. Where applicable, diluted earnings (loss) per share were calculated by including the effect of all dilutive securities, including stock options, and unvested restricted stock. To the extent that stock options and unvested restricted stock are anti-dilutive, they are excluded from the calculation of diluted earnings (loss) per share.

Derivatives and Hedging Activities

Our operations and cash flows are subject to fluctuations due to changes in commodity prices and foreign currency exchange rates. We use derivative financial instruments to manage the impact of commodity prices and foreign currency exchange rate exposures, though not for speculative purposes. Derivatives used are primarily commodity forward contracts.

We apply the provisions of SFAS No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, for most of our Company’s derivatives. Some of our derivatives are designated as either a hedge of a recognized asset or liability or an unrecognized firm commitment (fair value hedge), or a hedge of a forecasted transaction (cash flow hedge). For fair value hedges, both the effective and ineffective portion of the changes in the fair value of the derivative, along with any gain or loss on the hedged item that is attributable to the hedged risk, are recorded directly to operations. The effective portion of changes in fair value of derivatives that are designated as cash flow hedges are recorded in other comprehensive income, until the hedged item is realized, when the gain (loss) previously included in accumulated other comprehensive income (loss) is recognized in operations. Our foreign currency hedges are accounted for under SFAS No. 52 (“SFAS 52”), Foreign Currency Translation.

Fair Value Measurements

On January 1, 2008, the Company adopted the provisions of SFAS No. 157 (“SFAS 157”), Fair Value Measurements, for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 also establishes a framework for measuring fair value and expands disclosures about fair value measurements. FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, delays the effective date of SFAS 157 until fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

Currently the Company is only measuring its derivative assets and liabilities at fair value. As required by SFAS 157, the Company has categorized its financial assets and liabilities measured at fair value into a three-level fair value hierarchy. The fair-value hierarchy established in SFAS 157 prioritizes the inputs used in valuation techniques into three levels as follows:

•	Level 1 – Observable inputs – quoted prices in active markets for identical assets and liabilities. For the Company, level 1 financial assets and liabilities consist of commodity derivative contracts;

•

Level 2 – Observable inputs other than the quoted prices in active markets for identical assets and liabilities – includes quoted prices for similar instruments, quoted prices for identical or similar instruments in inactive markets, and amounts derived from valuation models where all significant inputs are observable in active markets; and

•	Level 3 – Unobservable inputs – includes amounts derived from valuation models where one or more significant inputs are unobservable and require us to develop relevant assumptions.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:

Derivatives (recorded in derivative assets)	$0.3	—	—	$0.3
Liabilities:

Derivatives (recorded in derivative liabilities)	$(5.4)	—	—	$(5.4)

Additionally, the provisions of SFAS 157 were not applied to fair value measurements of the Company’s reporting units (Step 1 of goodwill impairment tests performed under SFAS 142) and nonfinancial assets and nonfinancial liabilities measured at fair value to determine the amount of goodwill impairment (Step 2 of goodwill impairment tests performed under SFAS 142).

On January 1, 2009, the Company will be required to apply the provisions of SFAS 157 to fair value measurements of nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company is in the process of evaluating the impact, if any, of applying these provisions on its financial position and results of operations.

In October 2008, the FASB issued FASB Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, which was effective immediately. FSP FAS 157-3 clarifies the application of SFAS 157 in cases where the market for a financial instrument is not active and provides an example to illustrate key considerations in determining fair value in those circumstances. The Company has considered the guidance provided by FSP FAS 157-3 in its determination of estimated fair values during 2008.

We use the following methods in estimating fair value disclosures for financial instruments:

Cash and cash equivalents, restricted cash, accounts receivable, and accounts payable: The carrying amount reported in the Consolidated Balance Sheets for these assets approximates their fair value because of the short maturity of these instruments.

Secured revolving credit facility and long-term debt: The carrying amount of our borrowings under our secured revolving credit facilities approximates fair value. The fair value of our 10.5% Senior Notes and any derivative financial instruments are based upon quoted market prices.

Derivatives: The fair value of our foreign currency, and commodity derivative instruments are determined by reference to quoted market prices.

The following table summarizes fair value information for our financial instruments:

	2008		2007
(In thousands)	Carrying value	Fair Value	Carrying value	Fair value
Cash and cash equivalents	$33,537	$33,537	$63,303	$63,303

Restricted cash	$37,738	$37,738	$2,126	$2,126

Accounts receivable	$38,626	$38,626	$108,398	$108,398

Accounts payable	$34,713	$34,713	$55,861	$55,861

Investments held in rabbi trust (trading portfolio)	$—	$—	$1,618	$1,618

Senior Notes	$137,656	$115,629	$235,919	$224,889

Other debt	$14	$14	$1,041	$1,041

Foreign currency exchange contracts	$—	$—	$4	$4

Derivative assets	$291	$291	$975	$975

Derivative liabilities	$5,415	$5,415	$925	$925

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

Stock Options

We recognize compensation expense in accordance with SFAS No. 123R (“SFAS 123R”), Share-Based Payment, for all stock-based awards made to employees and directors equal to the grant-date fair value for all awards that are expected to vest. This expense is recorded over the expected life of each separate vesting tranche. The majority of our compensation expense related to our stock-based payment award is recorded in Selling General & Administrative expenses. We determine the grant-date fair value of our share-based payment awards using a Black-Scholes model.

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

Research and Development Costs

Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. Research and development costs were approximately $2.1 million and $2.3 million in 2008 and 2007, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation, See Note 3, Restatement and Correction of Prior Period Errors, of the Notes to the Consolidated Financial Statements for further details.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities –Including an amendment of FASB Statement No 115. SFAS 159 permits entities to choose to measure certain financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We believe that the carrying value of our assets and liabilities closely approximates fair value. Therefore, we have elected not to adopt the fair value option included in SFAS 159.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improving the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. We will adopt this new accounting standard effective January 1, 2009 and believe implementing this standard will not have a material impact on our Company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact, if any, of adopting FSP FAS 142-3 on its financial position and results of operations.

In June 2008, the FASB’s Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 07-5 (EITF 07-5), Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. This EITF Issue provides guidance on the determination of whether such instruments are classified in equity or as a derivative instrument and is effective for the fiscal year beginning on January 1, 2009. The Company is currently evaluating the impact, if any, of adopting EITF 07-5 on its financial position and results of operations.

In November 2008, the FASB’s Emerging Issues Task Force reached a consensus on EITF Issue No. 08-6 (EITF 08-6), Equity Method Investment Accounting Considerations. EITF 08-6 continues to follow the accounting for the initial carrying value of equity method investments in APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, which is based on a cost accumulation model and generally excludes contingent consideration. EITF 08-6 also specifies that other-than-temporary impairment testing by the investor should be performed at the investment level and that a separate impairment assessment of the underlying assets is not required. An impairment charge by the investee should result in an adjustment of the investor’s basis of the impaired asset for the investor’s pro-rata share of such impairment. In addition, EITF 08-6 reached a consensus on how to account for an issuance of shares by an investee that reduces the investor’s ownership share of the investee. An investor should account for such transactions as if it had sold a proportionate share of its investment with any gains or losses recorded through earnings. EITF 08-6 also addresses the accounting for a change in an investment from the equity method to the cost method after adoption of SFAS No. 160. EITF 08-6 affirms the existing guidance in APB 18, which requires cessation of the equity method of accounting and application of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, or the cost method under APB 18, as appropriate. EITF 08-6 is effective for transactions occurring on or after December 15, 2008.

In December 2008, the FASB issued FASB Staff Position (FSP) FAS 132(R)-1 (FSP FAS 132(R)-1), Employers’ Disclosures about Postretirement Benefit Plan Assets. FSP FAS 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 also includes a technical amendment to FASB Statement No. 132(R), effective immediately, which requires nonpublic entities to disclose net periodic benefit cost for each annual period for which a statement of income is presented. The Company has disclosed net periodic benefit cost in Notes 16 and 17. The disclosures about plan assets required by FSP FAS 132(R)-1 must be provided for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact of the FSP on its disclosures about plan assets.

3.	Correction of Prior Period Errors

This Form 10-K includes immaterial corrections for the year ended December 31, 2007 consolidated financial statements for errors in inventory and foreign currency.

The tables below reflect the revisions to the impacted accounts for the immaterial corrections to the Company’s previously filed financial statements included in its Form 10-K for the year ended December 31, 2007. In order to reconcile to the consolidated financial statements herein, amounts which reflect reclassifications for discontinued operations occurring in 2008 have been displayed as discontinued operations in the table below (see Note 7, Discontinued Operations, for details).

Consolidated Statements of Operations

(In thousands)	As reported	Adjustment	Discontinued Operations	As revised
Cost of goods sold	1,165,083	2,096	(206,362)	960,817

Other, net	2,605	(899)	(467)	1,239

Net loss	97,030	1,197	—	98,227

Consolidated Balance Sheets

(In thousands)	As reported	As revised
Accounts receivable, net	$107,375	$108,398
Inventory*	110,768	104,742
Accumulated deficit	$(94,187)	$(95,998)
Accumulated other comprehensive income, net of tax	15,872	15,996
* Includes reclassification of $3.3 million of critical spares from inventory to fixed assets

Consolidated Statements of Cash Flows

(In thousands)	For the twelve months ended December 31, 2007 (as reported)	Adjustment	Discontinued operations	For the twelve months ended December 31, 2007 (as revised)
Income (loss) from continuing operations	$(71,673)	$(1,197)	$(3,774)	$(76,644)
Net loss	(97,030)	(1,197)	—	(98,227)

Changes in operating assets and liabilities:
Accounts receivable, net	(8,504)	(1,023)	7,952	(1,575)
Inventories	(1,309)	2,096	1,540	2,327

Such adjustments have also been corrected in our Note 30, Consolidating Financial Information.

4.	Recapitalization Plan

On February 1, 2007, we announced a recapitalization plan that would provide significant equity proceeds to Wolverine. We completed the first phase of this recapitalization plan, a private placement of 50,000 shares of Series A Convertible Preferred Stock for $50.0 million, purchased by Alpine and a fund managed by Plainfield on February 16, 2007, pursuant to a Preferred Stock Purchase Agreement (the Preferred Stock Purchase Agreement). Pursuant to our recapitalization plan, in August 2007, we commenced a common stock rights offering that closed on October 29, 2007. Our stockholders purchased 25,444,592 shares of common stock in the rights offering, resulting in gross proceeds of $28.0 million. Additionally, under the terms of the call option described in the Preferred Stock Purchase Agreement, Alpine purchased an additional 4,494 shares of Series A Convertible Preferred Stock on January 25, 2008 for $4.5 million in order to maintain the fully diluted ownership by Alpine and Plainfield in Wolverine at 55.0%.

We have pursued a financial restructuring plan with respect to our 10.5% and 7.375% Senior Notes, our secured revolving credit facility and our receivables sale facility. In light of market conditions, which negatively affected our ability to execute such a comprehensive refinancing strategy, during 2008, we took certain actions to be in a position to retire the 7.375% Senior Notes on their maturity date of August 1, 2008. We extended the maturity of our secured revolving credit facility and our receivables sale facility to February 19, 2009. In February 2008, we sold substantially all of the assets of our STP business for net proceeds of $22.1 million plus a working capital payment to us of approximately $2.8 million. In March 2008, we sold 30.0% of our WTS subsidiary for $9.5 million. On March 20, 2008, Plainfield refinanced $38.3 million of the 7.375% Senior Notes held by it by exchanging them for 10.5% Senior Exchange Notes due March 28, 2009 and Alpine purchased 10,000 shares of our Series B Convertible Preferred Stock for $10.0 million, under terms substantially similar to the Series A Convertible Preferred Stock. On April 21, 2008 we sold our Booneville, Mississippi facility, which was closed in January 2008, for $1.4 million. In July 2008, we sold our London, Ontario wholesale and commercial tube business for net proceeds of approximately $41.2 million. These actions provided the liquidity required to repurchase or repay the outstanding 7.375% Senior Notes on or before their maturity in August 2008. On February 29, 2008, we repurchased $12.0 million in face amount of our 7.375% Senior Notes at a discount below the face value of the notes and on April 8, 2008, we repurchased an additional $25.0 million in face amount of our 7.375% Senior Notes, also at a discount below the face value of the notes, leaving $61.4 million in face amount of our 7.375% Senior Notes, which we paid at maturity on August 1, 2008. On September 15, 2008, we sold an additional 20.0% of our WTS subsidiary, raising $10.1 million.

On February 26, 2009, we announced the commencement of an offer (the Exchange Offer) to each of the holders of our 10.5% Senior Exchange Notes and our 10.5% Senior Notes due March 28, 2009 and April 1, 2009, respectively, to exchange these notes for new Senior Secured Notes in order to refinance those maturities. The Exchange Offer was successfully consummated on April 28, 2009. $83.3 million of the 10.5% Senior Notes and $38.3 million of the 10.5% Senior Exchange Notes were exchanged for 15.0% Senior Secured Notes. The remaining $16.1 million of 10.5% Senior Notes were repaid on April 28, 2009. See Notes 14 and 33, Financing Arrangements and Debt and Subsequent Events, respectively, for a description of the Exchange Offer and a description of the new Senior Secured Notes.

5.	Restricted Cash

Our liquidity is affected by restricted cash balances, which are included in current assets and are not available for general corporate use, of $37.7 million and $2.1 million as of December 31, 2008, and December 31, 2007, respectively. Restricted cash at December 31, 2008 included $16.9 million related to deposits for margin calls on our metal hedge programs, $19.9 million on deposit with Wachovia Bank to cover our letters of credit, and $0.9 million of other restricted cash deposits. Restricted cash at December 31, 2007 of $2.1 million included $1.0 million related to deposits for margin calls on our metal and natural gas hedge programs, and $1.1 million of other restricted cash deposits.

6.	Investment in Unconsolidated Chinese Subsidiary

On March 14, 2008, the Company sold a 30.0% indirect equity interest in Wolverine Tube Shanghai Co., Ltd. (WTS) to Wieland for $9.5 million. The agreement provided to Wieland an option to purchase between April 2011 and April 2013 an additional 20.0% equity interest in WTS. On September 15, 2008, the Company and Wieland entered into an agreement, which granted to Wieland the right to immediately exercise the option to purchase the additional 20.0% equity interest in WTS for a purchase price of $10.1 million. Following the completion of the exercise of the 20.0% purchase option, Wieland has a 50.0% indirect ownership in the equity of WTS. From September 15, 2008, the results of WTS are accounted for using the equity method because neither party controls WTS. The payment of the $10.1 million is subject to a post-closing adjustment at the end of the first fiscal quarter of WTS in 2011 based upon the financial performance of WTS during the period beginning March 31, 2008 through the end of the first fiscal quarter of 2011. In no event will the Company be required to make a post-closing adjustment payment in excess of $2.5 million to Wieland nor will Wieland be required to make a post-closing adjustment payment in excess of $7.5 million to the Company. The $2.5 million floor has been recorded in accrued liabilities in the consolidated balance sheets. The total gain on the sale of the 50.0% interest was $12.3 million.

At September 15, 2008, the option to purchase the additional 20.0% equity interest in WTS had a non-cash embedded derivative value of $1.3 million. With the exercise of the purchase option, the embedded derivative has been eliminated. Pursuant to the agreements to purchase the stock, Wolverine and Wieland will cause WTS to apply for approval under Chinese law to add directors to the Board of WTS and change certain voting and other corporate governance matters of WTS. The parties have until July 31, 2009 to obtain these approvals. If the approvals are not obtained by July 31, 2009, Wolverine and Wieland have agreed to unwind the transactions contemplated by the Agreement by Wolverine returning to Wieland the $19.6 million cash purchase price, plus interest, and certain commissions, if any, received by Wieland, and Wieland returning to Wolverine any distributions that it has received as a result of its indirect equity interest in WTS. Management believes that the requisite approvals for the matters discussed above will be obtained.

7.	Discontinued Operations

On February 29, 2008, we sold substantially all of the assets and liabilities of our STP business located in Altoona, Pennsylvania. Accordingly, we have restated all years such that all assets, liabilities, and operations associated with the STP business are presented as a discontinued operation. On November 6, 2008, the Company received a working capital settlement in the Company’s favor of approximately $2.8 million. Further, based on the projected net proceeds from the sale, $30.8 million of goodwill associated with STP was impaired in 2007.

On July 8, 2008, we closed on the sale of our Wolverine Tube Canada Inc. (WTCI), subsidiary located in London, Ontario, Canada. The subsidiary produced wholesale and commercial products for sale in the North American markets. In the transaction, we sold 100% of the issued and outstanding share capital of our wholly owned subsidiary for $41.2 million. In addition, certain currency translation adjustments aggregating approximately $3.6 million included in accumulated other comprehensive income (loss) were reclassified to earnings. Additionally, we sold certain accounts receivable of Wolverine in the amount of $2.4 million, and we received $1.8 million owed by the Canadian subsidiary to Wolverine for inventory purchased prior to the sale. Exiting the WTCI business constitutes an exit of the wholesale business for Wolverine, therefore, we classified WTCI results as discontinued operations in all reported financial statements in this Form 10-K.

See the table below for the net income results for the twelve months ended December 31, 2008 and 2007 of the discontinued operations prior to the impairment of goodwill:

	Twelve months ended December 31,
(In thousands)	2008	2007
Net sales	$138,691	$304,705
Income (loss) before income taxes	859	(16,543)
Income taxes	90	5,040

Net income (loss)	$769	$(21,583)

Net income (loss) per common share – Basic	$0.01	$(1.13)
Net income (loss) per common share – Diluted	$0.01	$(1.13)

8.	Prepaid Expenses and Other

Prepaid expenses and other assets are as follows at December 31:

(In thousands)	2008	2007
Prepaid expenses	$5,380	$9,491
Prepaid raw materials	—	2,070

Total	$5,380	$11,561

9.	Derivatives

We are exposed to various market risks, including changes in commodity prices, foreign currency exchange rates, and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. In the ordinary course of business, we enter into various types of transactions involving financial instruments to manage and reduce the impact of changes in commodity prices, foreign currency exchange rates, and interest rates. These transactions are entered into in accordance with our Wolverine Tube, Inc. Derivative Management Policy, which outlines our policy regarding the types of derivatives permitted, the purpose of entering such derivatives, operating and trading limitations, and approvals necessary for entering into them. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Commodity Price Risk

For the majority of our customers, the price they pay for a product includes a metal charge that represents the previous monthly average COMEX price for metal. For certain other customers, the metal charge represents the market value of the copper used in that product as of the date we ship the product to the customer. Our prior month average COMEX pricing model is expected to serve as a natural hedge against changes in the commodity price of copper and allows us to better match the cost of copper with the selling price to our customers. However, as an accommodation to our customers, we often enter into fixed price commitments to purchase copper on their behalf in order to fix the price of copper in advance of shipment. We account for these transactions as cash flow hedges under SFAS 133.

The fair values of these derivatives are recognized in derivative assets and liabilities in the Consolidated Balance Sheets. The net change in the derivative assets and liabilities and the underlying amounts are recognized in the Consolidated Statements of Operations under cost of goods sold. Amounts held in Other Comprehensive Income are reclassified to earnings at the point customer commitments are realized. Information regarding this type of derivative transaction is as follows:

	For the Year Ended December 31,
(In millions)	2008	2007
Gains (losses) arising from ineffectiveness included in operations	$0.3	$(0.3)
Gains (losses) reclassed from other comprehensive income (OCI) to operations	$(0.4)	$1.1

	December 31,
(In millions)	2008	2007
Aggregate notional value of derivatives outstanding	$11.9	$20.1
Period through which derivative positions currently exist	December 2009	September 2008
Losses in fair value of derivatives	$(4.9)	$(0.5)
The change in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(0.7)	$(2.0)
Deferred losses included in OCI	$(5.1)	$(0.5)
Losses included in OCI to be recognized in the next 12 months	$(5.1)	$(0.5)
Number of months over which gain in OCI is to be recognized	12	9

We have firm-price purchase commitments with some of our copper suppliers under which we agree to buy copper at a price set in advance of the actual delivery of that copper to us. Under these arrangements, we assume the risk of a price decrease in the market price of copper between the time this price is fixed and the time the copper is delivered. In order to reduce our market exposure to price changes, at the time we enter into a firm-price purchase commitment, we also often enter into commodity forward contracts to sell a like amount of copper at the then-current price for delivery to the counterparty at a later date. We account for these transactions as cash flow hedges under SFAS 133. The net change in the derivative assets and liabilities and the underlying amounts are recognized in the Consolidated Statements of Operations under cost of goods sold. Amounts held in OCI are reclassified to earnings at the point purchase commitments are realized. Information on this type of derivative transaction is as follows:

	For the Year Ended December 31,
(In millions)	2008	2007
Losses arising from ineffectiveness included in operations	$—	$(0.3)
Gains (losses) reclassed from OCI to operations	$(0.9)	$0.8

	December 31,
(In millions)	2008	2007
Aggregate notional value of derivatives outstanding	$—	$3.5
Period through which derivative positions currently exist	n/a	March 2008
Losses, in fair value of derivatives	$—	$(0.1)
The change in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$—	$(0.3)
Deferred gains included in OCI	$—	$0.1
Gains included in OCI to be recognized in the next 12 months	$—	$0.1
Number of months over which gain in OCI is to be recognized	n/a	3

We have entered into commodity forward contracts to sell copper in order to hedge or protect the value of the copper carried in our inventory from price decreases. We account for these forward contracts as fair value hedges under SFAS 133. The fair value of these derivatives are recognized in derivative assets and liabilities in the Consolidated Balance Sheets. The net change in the derivative assets and liabilities and the underlying amounts are recognized in the Consolidated Statements of Operations under cost of goods sold. Information on this type of derivative transaction is as follows:

	For the Year Ended December 31,
(In millions)	2008	2007
Gains arising from ineffectiveness included in operations	$0.4	$0.0

	December 31,
(In millions)	2008	2007
Aggregate notional value of derivatives outstanding	$0.4	$10.3
Period through which derivative positions currently exist	March 2009	March 2008
Gains in fair value of derivatives	$0.1	$0.3
The change in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$(0.6)	$(1.0)

On February 16, 2007, we entered into a silver consignment arrangement with a bank. The amount of silver available to us under our new consignment facility is insufficient to satisfy all of our silver requirements. Consequently, we must purchase and hold in inventory a minimal amount of silver. We have entered into commodity forward contracts to sell silver in order to hedge or protect the value of the silver carried in our inventory from future price decreases. We account for these forward contracts as fair value hedges under SFAS 133. The net change in the derivative assets and liabilities and the underlying amounts are recognized in the Consolidated Statements of Operations under cost of goods sold. Information on this type of derivative transaction is as follows:

	For the Year Ended December 31,
(In millions)	2008	2007
Gains arising from ineffectiveness included in operations	$0.3	$0.5

	December 31,
(In millions)	2008	2007
Aggregate notional value of derivatives outstanding	$—	$2.0
Period through which derivative positions currently exist	n/a	December 2008
Loss in fair value of derivatives	$—	$—
The change in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$—	$(0.2)

Prior to 2008, we also entered into commodity futures contracts to purchase natural gas to reduce our risk of future price increases. The Decatur, Alabama facility was the largest user of natural gas, and as a result of the significant reduction in operations at that facility in December 2007, there is no longer a need for these commodity futures contracts. As a result, all of our outstanding natural gas contracts were settled at the end of December 2007. Until the contracts were settled, we accounted for these transactions as cash flow hedges under SFAS 133. The net change in the derivative assets and liabilities and the underlying amounts was recognized in the Consolidated Statements of Operations under cost of goods sold. Information on this type of derivative transaction is as follows:

	For the Year Ended December 31,
(In millions)	2008	2007
Losses arising from ineffectiveness included in operations	$—	$(1.9)
Losses reclassed from OCI to operations	$—	$—

December 31,
(In millions)	2008	2007
Aggregate notional value of derivatives outstanding	$—	$—
Period through which derivative positions currently exist	n/a	n/a
Gains in fair value of derivatives	$—	$—
The change in fair value due to the effect of a 10% adverse change in commodity prices to current fair value	$—	$—
Deferred losses included in OCI	$—	$—
Gains included in OCI to be recognized in the next 12 months	$—	$—
Number of months over which gain in OCI is to be recognized	n/a	n/a

Foreign Currency Exchange Risk

We are subject to market risk exposure from fluctuations in foreign currencies. Foreign currency exchange forward contracts may be used from time to time to hedge the variability in cash flows from the forecasted payment or receipt of currencies other than the functional currency. We do not enter into forward exchange contracts for speculative purposes. These forward currency exchange contracts and the underlying hedged receivables and payables are carried at their fair values, with any associated gains and losses recognized in current period earnings. These contracts cover periods commensurate with known or expected exposures, generally within three months. As of December 31, 2008, we had no forward exchange contracts outstanding to sell foreign currency.

Material Limitations

The disclosures with respect to the above-noted risks do not take into account the underlying commitments or anticipated transactions. If the underlying items were included in the analysis, the gains or losses on the futures contracts may be offset. Actual results will be determined by a number of factors that are not generally under our control and could vary significantly from those factors disclosed.

We are exposed to credit losses in the event of nonperformance by counterparties on the above instruments, as well as credit or performance risk with respect to our hedged customers’ commitments. Although nonperformance is possible, we do not anticipate nonperformance by any of these parties.

10.	Property, Plant, and Equipment

Property, plant, and equipment (excluding assets held for sale) at December 31 are as follows:

(In thousands)	2008	2007
Land and improvements	$4,018	$6,143
Building and improvements	22,542	26,216
Machinery and equipment	104,547	131,000
Critical spare parts	3,677	3,316
Construction-in-progress	2,402	2,071

	137,186	168,746
Less accumulated depreciation	(85,182)	(99,668)

Totals	$52,004	$69,078

11.	Assets Held for Sale

The following indicates the components of assets held for sale for the years ended December 31, 2008 and 2007:

Assets Held for Sale 2008

(In thousands)	Decatur, Alabama
Land	$3,680

Total assets held for sale	$3,680

Assets Held for Sale 2007

(In thousands)	Combined	Decatur, Alabama	Booneville, Mississippi	Altoona, Pennsylvania	Montreal, Quebec
Receivables	$6,569	$—	$—	$6,569	$—

Inventory	9,837	—	—	9,837	—

Other assets	1,276	—	—	1,276	—

Land	7,657	3,680	158	—	3,819

Building	7,452	—	1,595	4,768	1,089

Equipment	10,210	3,629	1,560	2,998	2,023

Total assets held for sale	$43,001	$7,309	$3,313	$25,448	$6,931

Total liabilities held for sale	$(1,853)	$—	$—	$(1,853)	$—

On September 13, 2006, we announced the planned closure of our manufacturing facilities located in Jackson, Tennessee and Montreal, Quebec. According to plan, the operations at the Montreal, Quebec and Jackson, Tennessee facilities were phased out by the end of the 2006 and the assets were classified as held-for-sale.

On November 6, 2007, we announced the planned realignment and restructuring of the Company’s North American operations to include the closure of our Booneville, Mississippi facility and the significant downsizing of our Decatur, Alabama operations. These actions were in line with our strategy of focusing resources on the development and sale of high-performance tubular products, fabricated tube assemblies, and metal joining products.

During the fourth quarter of 2007, we determined that selling our Altoona, Pennsylvania facility would be in line with the Company’s long-term strategic plan. As a result, we classified the Altoona facility’s building and equipment as held-for-sale, under the guidelines of SFAS 144, and based an estimated fair value on the subsequent sales value of the property.

During the first quarter of 2008, we recorded an impairment of $0.4 million before taxes for the land and building at our Booneville, Mississippi location. The impairment charge was recorded to adjust the carrying value to the sales value agreed by the purchaser. In April 2008, we consummated the sale of the Booneville property and buildings for $1.4 million. The majority of the

Booneville equipment was included in the sale; however, a portion was not, and was subsequently moved to our Decatur, Alabama facility, bringing the total value of our domestic equipment held for sale at the end of the second quarter of 2008 to $0.6 million. During the third quarter of 2008, in part as a result of the sluggish economy, the remaining equipment held for sale was completely written off.

During the first quarter on February 29, 2008, we completed the sale of our STP business in Altoona, Pennsylvania, which resulted in a reduction of $25.4 million in assets held for sale and a reduction of $1.9 million in liabilities of discontinued operations.

During the third quarter, on September 25, 2008, we sold our Montreal plant.

The Decatur, Alabama property is in a less economically depressed area in north central Alabama and currently is the benefactor of growth associated with the military, military support, and space industries. Issues with the Decatur facility include its size, age, and potential environmental issues depending on the use of the property. Its location on the Tennessee River in water deep enough for mooring or docking commercial or large private vessels has appeal to both commercial and industrial users. We have estimated a net fair value of approximately $3.7 million for a sale of the property since the land could potentially be attractive for commercial development; however, the demolition and removal of the buildings and building materials on the site, net of recoveries, would be costly but necessary unless a buyer would need the existing facilities on the property. We continue to utilize a portion of the Decatur facility for product development and it houses our sales and administrative functions. However, the entire property is listed as held for sale.

The following is a summary of the asset impairment charge by location and amount, which has been included in “Restructuring and Other Charges” in the accompanying Consolidated Statements of Operations for the years ended December 31, 2008 and 2007:

Fixed Asset Impairment Charge for 2008

(In thousands)	Combined	Decatur, Alabama	Booneville, Mississippi
Equipment	$350	$(741)	$391

Total	$350	$(741)	$391

Fixed Asset Impairment Charge for 2007

(In thousands)	Combined	Decatur, Alabama	Booneville, Mississippi	Jackson, Tennessee
Building	$4,603	$4,262	$341	$—

Equipment	44,380	35,872	2,317	6,191

Total	$48,983	$40,134	$2,658	$6,191

12.	Intangible Assets and Deferred Charges

Intangible assets and deferred charges include debt issuance and patent costs. Debt issuance costs are deferred and amortized over the terms of the debt to which they relate using a method which approximates the interest method. Patents are amortized over the remaining term of the patent.

Intangible assets and deferred charges subject to amortization, including the intangible assets from our acquisitions detailed in Note 4, Recapitalization Plan, are as follows:

	December 31, 2008		December 31, 2007
	Gross Carrying Amounts	Accumulated Amortization	Gross Carrying Amounts	Accumulated Amortization
Patents and trademarks	1,478	(206)	1,110	(196)
Deferred financing fees	16,194	(15,453)	14,298	(11,825)
Other deferred charges	621	—	1,151	(254)

	$18,293	$(15,659)	$16,559	$(12,275)

For the years ended December 31, 2008, and 2007, amortization expense for other intangible assets was $3.7 million and $3.5 million, respectively. The approximate future annual amortization for other intangible assets is as follows:

Years ending December 31:
2009	$786
2010	45
2011	46
2012	45
2013	46
Thereafter	1,666

Total	$2,634

13.	Accrued Liabilities

Accrued liabilities are as follows at December 31:

(In thousands)	2008	2007
Interest	$3,673	$6,934
Income taxes	247	393
Reserve for restructuring	—	4,468
Fair value of derivatives and unsettled derivative liabilities	5,415	925
Worker’s compensation	1,679	1,715
State and local taxes	375	3,809
Dividends	5,785	708
Other accrued operating expenses	7,276	8,045

Total	$24,450	$26,997

14.	Financing Arrangements and Debt

Long-term debt consists of the following at December 31:

(In thousands)	2008	2007
Senior Notes, 7.375%, due August 2008	$—	$136,750
Discount on 7.375% Senior Notes	—	(17)
Senior Notes, 10.5%, due April 2009	19,788	99,400
Discount on 10.5% Senior Notes	(43)	(214)
Senior Exchange Notes, 15.0%, due March 2012	117,911	—
Other foreign subsidiaries	—	1,017
Capitalized leases	14	24

Total debt	137,670	236,960
Less short-term borrowings	(19,759)	(90,939)

Total long-term debt	$117,911	$146,021

Aggregate maturities of long-term debt are as follows:

(In thousands)
2012	$117,911

Total	$117,911

On April 28, 2009, we refinanced the 10.5% Senior Notes and the 10.5% Senior Exchange Notes by exchanging $121.6 million of these notes for 15% Senior Secured Notes due 2012 for an exchange fee of 3% of the principal balance of the exchanged notes ($3.6 million). The remaining $16.1 million of Existing Notes were paid in full on April 28, 2009. Accordingly, in our Consolidated Balance Sheet as of December 31, 2008 and in the above, we classified $117.9 million of the 10.5% Senior Notes as long-term debt. See note 33, Subsequent Events, for additional information

In March 2008, Plainfield refinanced $38.3 million of the 7.375% Senior Notes held by it by extending the maturity date to March 28, 2009 with an increase in the interest rate to 10.5%, and Alpine purchased $10.0 million of our Series B Convertible Preferred Stock under terms substantially similar to the Series A Convertible Preferred Stock, the proceeds of which will be used to retire a portion of our 7.375% Senior Notes. Accordingly, in our Consolidated Balance Sheet as of December 31, 2007, and in the above, we classified $46.9 million ($48.3 million net of associated fees of $1.4 million) of our 7.375% Senior Notes as long-term debt.

Liquidity Facilities

As of December 31, 2008, our liquidity facilities consisted of a receivables sale facility of up to $35.0 million and a secured revolving credit facility of up to $19.9 million. In addition, we maintained a silver consignment facility under which we may request consignments of silver with an aggregate value up to the lesser of $16.0 million or 85.0% of the aggregate undrawn face amount of letters of credit required to be provided to the facility provider.

Receivables Sale Facility

On April 28, 2005, we established a Receivables Sale Facility. The limit on the facility was adjusted from time to time and at December 31, 2008 was $35.0 million.

In accordance with the provisions of SFAS140, we include in accounts receivable in our consolidated balance sheets the portion of receivables sold to DEJ98 Finance, LLC (DEJ), our receivables finance subsidiary, which have not been resold by DEJ to the Purchasers. At December 31, 2008 and 2007, there was no outstanding amount of investment by the Purchasers under the agreements. As such, the accounts receivable in the consolidated balance sheets was not impacted at December 31, 2008 and 2007. Availability under our receivables sale facility as of December 31, 2008 was $12.4 million, with no outstanding advances. The receivables sale facility was terminated on February 19, 2009.

Secured Revolving Credit Facility

On April 28, 2005, we entered into an amended and restated secured revolving credit facility with Wachovia Bank. On December 9, 2008, we reduced the maximum aggregate borrowing availability to $19.9 million. The $19.9 million was fully utilized by various letters of credit supporting our silver consignment facility and our insurance programs. The $19.9 million of Letters of Credit were fully cash collateralized. This amount is included in our restricted cash balance in our December 31, 2008 Consolidated Balance Sheet. This facility was terminated on February 19, 2009.

Silver Consignment Facility

On February 16, 2007, we entered into a silver consignment facility with HSBC Bank USA N.A. (HSBC). Under the consignment facility as of December 31, 2008, we may from time to time request from HSBC, and HSBC may in its sole discretion provide, consignments of silver with an aggregate value of up to the lesser of (a) $16.0 million or (b) 85% of the aggregate undrawn face amount of letters of credit required to be provided to HSBC pursuant to the consignment facility.

The consignment facility included customary representations, warranties, covenants, and conditions with which we must comply in order to access the consignment facility. In addition, the consignment of silver to us by HSBC under the consignment facility was conditioned on HSBC’s prior receipt and the continued effectiveness of letters of credit in an aggregate amount such that the value of all outstanding consigned silver under the consignment facility is not more than 85% of the aggregate undrawn face amount of the letters of credit.

The HSBC consignment facility is a demand facility. Consequently, upon demand by HSBC, all outstanding consigned silver (or the value thereof) and all other obligations under the consignment facility will become due and payable, and HSBC may draw on the letters of credit to cover such amounts. The facility terminated on February 19, 2009, and HSBC drew on the letters of credit to cover the cost of the consigned silver that we simultaneously purchased. The balance of the letters of credit was refunded to us by Wachovia.

Under our silver consignment and forward contracts facility in place at December 31, 2008, we had $10.3 million of silver in our inventory under the silver consignment facility, with a corresponding amount included in accounts payable and $2.1 million committed to under the forward contracts facility.

7.375% Senior Notes due 2008

There was $136.8 million in principal amount of 7.375% Senior Notes outstanding at December 31, 2007. On February 29, 2008, we repurchased $12.0 million in face amount of our 7.375% Senior Notes at a discount below the face value of the notes. On March 20, 2008, we refinanced $38.3 million of our 7.375% Senior Notes held by Plainfield by exchanging them for 10.5% Senior Exchange Notes. On April 8, 2008, we repurchased an additional $25.0 million in face amount of our 7.375% Senior Notes, also at a discount below the face value of the notes, leaving $61.4 million in face amount of our 7.375% Senior Notes, which we repaid at maturity on August 1, 2008.

10.5% Senior Notes and 10.5% Senior Exchange Notes

The 10.5% Senior Notes were issued on March 27, 2002, and the 10.5% Senior Exchange notes were issued on March 20, 2008.

On February 26, 2009, we announced the commencement of an offer (the “Exchange Offer”) to each of the holders of our 10.5% Senior Exchange Notes and our 10.5% Senior Notes due March 28, 2009 and April 1, 2009 respectively, to exchange these notes for new notes in order to refinance those maturities. The Exchange Offer was successfully consummated on April 28, 2009. $83.3 million of the 10.5% Senior Notes and $38.3 million of the 10.5% Senior Exchange Notes were exchanged for Senior Secured Notes due 2012. The remaining $16.1 million of 10.5% Senior Notes were repaid on April 28, 2009. See Note 33, Subsequent Events, for a description of the Exchange Offer and a description of the new Senior Secured Notes.

Other Credit Facilities

Wolverine Tube Europe has a credit facility with a Netherlands bank, payable on demand and providing for available credit of up to 2.9 million euros or approximately $4.0 million. At December 31, 2008, we had no outstanding borrowings under this facility. There were approximately 0.4 million euros or approximately $0.6 million in borrowings as of December 31, 2007. Collateral has been given to the Netherlands bank in the form of a pledge of all future debts and a pledge for all stocks. In addition, Wolverine Tube Europe B.V. has granted the bank a guarantee regarding the property lease agreement in the amount of 29.8 thousand euros or approximately $41.5 thousand.

15.	Interest Expense

The following table summarizes interest expense, net:

	Year Ended December 31,
(In thousands)	2008	2007
Interest expense – bonds and other	$18,637	$21,811
Interest expense – revolver	—	54
Interest income	(1,197)	(482)
Capitalized interest	(84)	(58)

Interest expense, net	$17,356	$21,325

16.	Retirement and Pension Plans

In September 2006, the FASB issued SFAS 158. We adopted the provisions of the statement as of December 31, 2006. This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in accumulated other comprehensive income (loss) in equity, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date (the date at which plan assets and the benefit obligation are measured) is required by SFAS 158 to be our Company’s fiscal year-end, which is consistent with the measurement date we use.

In January 2006, we announced the modernization of our retirement program for the majority of our active U.S. employees. As part of the retirement benefit modernization program, we froze both our U.S. qualified defined benefit plan and Supplemental Benefit Restoration Plan, effective February 28, 2006. Additionally, we terminated the 2002 Supplemental Executive Retirement Plan (the “Executive Plan”) in December 2005. On March 1, 2006, we made enhancements to our 401(k) plan for the employees impacted by the freeze of the defined benefit plan. These enhancements include an automatic 3% contribution to each affected employee’s 401(k) account, a match (the percentage of which is determined annually for the next year) of employees’ discretionary contributions, the addition of a success sharing component to the 401(k) plan, and the provision of transition contributions for five years, based upon an employee’s age and years of service.

We recorded expense with respect to the 401(k) plans for the years ended December 31, 2008 and 2007 as shown in the table below:

(In thousands)	2008	2007
401(k) employer match	$310	$496
3% defined contribution	1,075	1,627
Success share	—	776
Transition credit	468	767

Total	$1,853	$3,666

The 401(k) employer match and the 3% defined contribution programs were funded during 2008.

U.S. Qualified Retirement Plan

We have a U.S. defined benefit pension plan (U.S. Retirement Plan) that is noncontributory covering the majority of all our U.S. employees fulfilling minimum age and service requirements. Benefits are based upon years of service and a prescribed formula based upon the employee’s compensation. As mentioned above, on February 28, 2006, we froze the benefits available under this plan. As a result of the freeze, all future benefit accruals ceased for U.S. Retirement Plan participants as of February 28, 2006. Participants maintain U.S. Retirement Plan benefits accrued through that date.

On February 29, 2008, the Company sold substantially all the assets and liabilities of its Altoona, Pennsylvania STP manufacturing facility (discussed previously in this report). The pension obligation for employees who had retired before the time of the sale was retained by the Company. The expenses for this program through February 29, 2008 for STP are in the Consolidated Statement of Operations as discontinued operations. The pension obligation for the STP retirees at December 31, 2008 is reflected in the Consolidated Balance Sheet.

The weighted average asset allocations for our U.S. Retirement Plan at December 31, 2008 and 2007 are as follows:

	2008	2007
Equity securities	52%	59%
Debt securities	47	39
Cash and equivalents	1	2

Total	100%	100%

The investment policy of our U.S. Retirement Plan states that the overall target allocation of investments should be 60% equities and 40% bonds. The investment policy of our U.S. Retirement Plan states that all assets selected for the portfolio must have a readily ascertainable market value and must be readily marketable. The policy expressly prohibits certain types of assets or transactions including commodities, futures, private placements, warrants, purchasing of securities on margin, selling short, options, derivatives, interest rate swaps, limited partnerships, and real estate.

The investment policy of our U.S. Retirement Plan states that investments in equity securities must be of good quality and diversified so as to avoid undue exposure to any single economic sector, industry, or group or individual security. The policy states that investments in debt securities should be rated “A” or better, allowing debt securities with a rating of “BBB” as long as the total amount rated “BBB” does not exceed 10% of the debt securities portfolio at the time of purchase and as long as the debt securities portfolio maintains an overall rating of at least “A.” The investment policy limits the debt securities of any one issuer, excluding investments in U.S. government guaranteed obligations, and states that no debt securities should have a maturity of longer than 30 years at the time of purchase.

The U.S. Retirement Plan uses a December 31 measurement date.

The amounts recognized in the Consolidated Balance Sheets before taxes are as follows at December 31:

(In thousands)	2008	2007
Accrued benefit liability — non-current	$(44,561)	$(16,602)

The accumulated other comprehensive income (loss) for the years ended December 31, 2008 and 2007, was a net actuarial loss of $53.9 million and $14.9 million, respectively.

Certain assumptions utilized in determining the benefit obligations for the U.S. Retirement Plan for the years ended December 31 are as follows:

	2008	2007
Discount rate	6.90%	6.55%
Rate of increase in compensation	N/A	N/A

A summary of the components of net periodic pension cost for the U.S. Retirement Plan for the years ended December 31 is as follows:

(In thousands)	2008	2007
Interest cost	9,401	9,481
Expected return on plan assets	(11,172)	(10,750)
Amortization of net actuarial loss	—	1,046

Net periodic pension income	$(1,771)	$(223)

The amortization of our net actuarial loss under the Qualified Pension Plan in 2007 of $1.0 million is the amortization of total unrecognized losses as of January 1, 2007 that exceeds 10% of our projected benefit obligation. We had no unrecognized losses that exceed 10% of our projected benefit obligation as of January 1, 2008 to amortize. The table below illustrates the changes in plan assets and projected benefit obligation recognized in accumulated other comprehensive income (loss), before taxes.

(In thousands)	2008	2007
Net pension actuarial (gain) loss	$38,982	$(8,158)
Amortization of net pension actuarial loss	—	(1,046)
Pension curtailment gain	—	(547)

Total recognized in accumulated other comprehensive income (loss)	$38,982	$(9,751)

We estimate there will be approximately $4.0 million net actuarial loss that will need to be amortized from accumulated other comprehensive income (loss) during 2009.

Certain assumptions utilized in determining the net periodic benefit cost for the years ended December 31 are as follows:

	2008	2007
Discount rate	6.55%	5.92%
Rate of increase in compensation	N/A	N/A
Expected long-term rate of return on plan assets	8.25%	8.25%

The expected long-term rate of return on plan assets is selected by taking into account the expected weighted averages of the investments of the assets, the fact that the plan assets are actively managed to mitigate downside risks, the historical performance of the market in general and the historical performance of the U.S. Retirement Plan assets over the past 10 years. For the 10-year period ended December 31, 2008 and 2007, the U.S. Retirement Plan assets have provided a weighted average rate of return of 7.2% and 8.5%, respectively.

The accumulated benefit obligations at December 31, 2008 and 2007 were $144.9 million and $153.1 million, respectively. The following table sets forth a reconciliation of the projected benefit obligation for the years ended December 31:

(In thousands)	2008	2007
Benefit obligation at the beginning of the year	$153,103	$161,673
Interest costs	9,401	9,481
Actuarial gain	(7,369)	(8,955)
Benefits paid	(10,274)	(8,549)
Curtailment	—	(547)

Benefit obligation at the end of the year	$144,861	$153,103

The actuarial gain for the year ended December 31, 2008 results from a $4.6 million gain due to personnel experience and a $2.8 million net gain due to the change in the discount rate from 6.55% to 6.90%. The actuarial gain for the year ended December 31, 2007 resulted from a $2.6 million loss due to personnel experience and a $11.5 million gain due to the change in the discount rate from 5.92% to 6.55%.

The following table sets forth a reconciliation of the plan assets for the years ended December 31:

(In thousands)	2008	2007
Fair value of plan assets at the beginning of the year	$136,501	$134,262
Company contributions	9,253	835
Actual return on plan assets	(35,180)	9,953
Benefits paid	(10,274)	(8,549)

Fair value of plan assets at the end of the year	$100,300	$136,501

In 2009, with regard to the U.S. Retirement Plan, we anticipate making mandatory contributions totaling $2.9 million as required by funding regulations or laws.

The following table sets forth the funded status of the plan and the amounts recognized in our Consolidated Balance Sheets at December 31:

(In thousands)	2008	2007
Funded status	$(44,561)	$(16,602)
Unrecognized amount in accumulated other comprehensive income (loss)	53,864	14,882

Recognized amount	$9,303	$(1,720)

The expected future benefits payments for the plan are as follows:

(In thousands)
2009	$10,263
2010	10,390
2011	10,521
2012	10,675
2013	10,972
2014-2018	58,279

U.S. Nonqualified Pension Plans

Our Company previously had two nonqualified pension plans in the United States. The Restoration Plan was established as of January 1, 1994. The Restoration Plan is a non-funded, defined benefit pension plan that provides benefits to employees identical to the benefits provided by the U.S. Retirement Plan, except that under the U.S. Retirement Plan final average annual compensation for purposes of determining plan benefits for 2006 was capped at $220,000 by Internal Revenue Code. Benefits under the Restoration Plan are not subject to this limitation. However, Restoration Plan benefits are offset by any benefits payable from the U.S. Retirement Plan. We announced the freezing of the Restoration Plan, effective February 28, 2006. As a result of the freeze, all future benefit accruals ceased for Plan participants as of February 28, 2006. Participants maintain Plan benefits accrued through that date.

The U.S. nonqualified pension plans use a December 31 measurement date.

The amounts recognized in the Consolidated Balance Sheets before taxes are as follows at December 31:

(In thousands)	2008	2007
Accrued benefit liability-current	$(80)	$(126)
Accrued benefit liability-noncurrent	(991)	(1,014)

Total amount recognized	$(1,071)	$(1,140)

As of December 31, 2008, included in accumulated other comprehensive income (loss) was a net actuarial loss of $50,000.

Certain assumptions utilized in determining the benefit obligations for the nonqualified pension plans for the years ended December 31 are as follows:

	2008	2007
Discount rate	6.90%	6.34%
Rate of increase in compensation	N/A	N/A

A summary of the components of net periodic pension cost for the nonqualified pension plans for the years ended December 31 is as follows:

(In thousands)	2008	2007
Interest cost	$67	$68
Amortization of net actuarial loss	—	6

Net periodic pension cost	$67	$74

The table below illustrates the changes in plan assets and projected benefit obligation recognized in other comprehensive income (loss), before taxes, under the U.S. Nonqualified Pension Plan.

(In thousands)	2008	2007
Net actuarial loss	$(56)	$(21)
Amortization of net actuarial loss	—	(5)

Total recognized in accumulated other comprehensive income (loss)	$(56)	$(26)

We estimate there will be no net actuarial loss that will need to be amortized from accumulated other comprehensive income (loss) during 2009.

Certain assumptions utilized in determining the net periodic benefit cost for the years ended December 31 are as follows:

	2008	2007
Discount rate	6.3%	5.83%
Rate of increase in compensation	N/A	N/A

The unfunded accumulated benefit obligation for the nonqualified pension plan was $1.1 million at December 31, 2008 and $1.1 million at December 31, 2007. The following table sets forth a reconciliation of the projected benefit obligation for the years ended December 31:

(In thousands)	2008	2007
Benefit obligation at the beginning of the year	$1,140	$1,173
Interest costs	67	68
Actuarial gain	(56)	(21)
Benefits paid	(80)	(80)

Benefit obligation at the end of the year	$1,071	$1,140

The following table sets forth a reconciliation of the plan assets for the years ended December 31:

(In thousands)	2008	2007
Fair value of plan assets at the beginning of the year	$—	$—
Company contributions	80	80
Benefits paid	(80)	(80)

Fair value of plan assets at the end of the year	$—	$—

In 2009, we anticipate making payments to participants of $0.1 million, which represents the equivalent of the normal amount of benefits.

The following table sets forth the funded status of the plan and the amounts recognized in our Consolidated Balance Sheets at December 31:

(In thousands)	2008	2007
Funded status	$(1,071)	$(1,140)
Unrecognized amount in accumulated other comprehensive income (loss)	50	106

Recognized amount	$(1,021)	$(1,034)

The expected future benefits payments for the plan are as follows:

(In thousands)
2009	$80
2010	80
2011	81
2012	81
2013	80
2014-2018	486

Canadian Plans

Prior to the sale of our London, Ontario operation on July 8, 2008, we sponsored a defined contribution profit-sharing retirement plan for our London, Ontario facility employees who are required to contribute 4% of regular wages, subject to a maximum contribution limit specified by Canadian income tax regulations. This plan went with the sale of the London, Ontario operation. Company contributions were $0.5 million in 2008 and $0.7 million in 2007.

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

On January 31, 2007, in connection with the closure of our Montreal, Quebec facility, the plans were terminated. On February 23, 2007, we purchased annuities for the retirees in these plans from plan assets. These plans were settled in the third quarter of 2007 when all remaining participants’ benefits were distributed. In accordance with SFAS 158, we reflected in third quarter earnings of 2007, the accumulated other comprehensive income (loss) at the time of settlement of $1.3 million representing unamortized actuarial losses. We also recognized a settlement gain of $1.5 million which was partially offset by a curtailment loss of $0.8 million in the third quarter. As a result of closing and settling the plans in 2007, there were no amounts related to these plans on the Company’s Consolidated Balance Sheets at December 31, 2007 and 2008.

A summary of the components of net periodic pension cost for the Canadian plans to terminate and settle the plans for the year ended December 31, 2007 is as follows:

(In thousands)	Salaried Plan	Operational Plan
Interest cost	$313	$547
Expected return on plan assets	(96)	(325)
Effect of settlement	1,940	—
Effect of curtailment	—	(1,178)

Net periodic pension cost	$2,157	$(956)

In April 2007, annuities were purchased for all retirees. Other vested recipients were paid on a lump-sum basis on the settlement date. At the end of 2007, all obligations under this plan were satisfied. The following table sets forth a reconciliation of the projected benefit obligation for the Canadian plans for the year ended December 31, 2007:

(In thousands)	Salaried Plan	Operational Plan
Benefit obligation at the beginning of the year	$11,871	$20,099
Interest costs	314	547
Benefits paid	(12,953)	(21,640)
Effect of curtailment	—	(803)
Effect of settlement	(292)	—
Foreign currency exchange rate changes	1,060	1,797

Benefit obligation at the end of the year	$—	$—

The following table sets forth a reconciliation of the plans assets for the Canadian plans for the year ended December 31, 2007:

(In thousands)	Salaried Plan	Operational Plan
Fair value of plan assets at the beginning of the year	$10,695	$18,500
Actual return on plan assets	96	325
Company contribution	1,207	1,161
Benefits paid	(12,953)	(21,640)
Foreign currency exchange rate changes	955	1,654

Fair value of plan assets at the end of the year	$—	$—

17.	Postretirement Benefit Obligation

We sponsor a health care plan and life insurance plan that provides post retirement medical benefits to substantially all our full-time U.S. and Canadian employees who have worked 10 years after age 50 (52 for employees of our Altoona, Pennsylvania facility), and spouses of employees who die while employed after age 55 and have at least five years of service. This plan is contributory, with retiree contributions being adjusted annually. The plan was modified twice in 2005 to grant retiree coverage at active rates, without regard to the age requirement to one executive officer and to exclude employees who are not yet age 55 (age 57 for employees located in Altoona, Pennsylvania) or older as of February 28, 2006 from subsidized retiree medical coverage. We have plans that provide life insurance to substantially all our full-time U.S. and Canadian employees.

On February 29, 2008, the Company sold substantially all the assets and liabilities of its STP manufacturing facility (see note 7, Discontinued Operations). The post retirement benefit obligation for employees who had retired before the time of the sale was retained by the Company. The expenses for this program through February 29, 2008 for STP are in the Consolidated Statement of Operations as discontinued operations. The post retirement benefit obligation for the STP retirees at December 31, 2008 are reflected in the Consolidated Balance Sheet.

On July 8, 2008, the Company sold its stock in WTCI, which at the time of sale was substantially all the assets and liabilities of our London operation. Prior to the closing of the sale of WTCI, in a reorganization to remove certain assets and liabilities that were not being purchased, the Company removed from WTCI the postretirement benefit obligation for Montreal together with the postretirement benefit obligation for a limited number of retirees from the Company’s Fergus, Ontario, Canada facility closed in 2002. The liability for Montreal and Fergus was recorded on the Company’s Wolverine Tube Canada Limited Partnership. The postretirement benefit obligation associated with WTCI at the time of the sale was assumed by the purchaser in the transaction. The expenses for this program through July 8, 2008 for London are in the Consolidated Statement of Operations as discontinued operations. Due to the timing of the sale of WTCI, there are no amounts reflected at December 31, 2008 on the Consolidated Balance Sheet.

On September 13, 2006, the Company announced its intent to close its Montreal, Quebec, Canada plant (“Montreal”) and terminate the employees, thereby freezing the number of participants eligible for the postretirement benefit plan. On September 25, 2008, the Company sold Montreal land, building, and certain pieces of equipment. The combined benefit obligation retained for the Montreal and Fergus retirees at December 31, 2008 and 2007 was $1.5 million and $2.6 million, respectively.

The amounts recognized in the Consolidated Balance Sheets before taxes are as follows at December 31:

(In thousands)	2008	2007
Accrued benefit liability – current	$(755)	$(955)
Accrued benefit liability – non current	(4,662)	(18,776)

Total amount recognized	$(5,417)	$(19,731)

As of December 31, 2008, included in accumulated other comprehensive income (loss) was a net actuarial loss of $3.2 million.

Net periodic postretirement benefit cost for the years ended December 31 includes the following components:

(In thousands)	2008	2007
Service cost	$74	$322
Interest cost	379	995
Amortization of prior service cost	(31)	(49)
Amortization of net actuarial gain	(1,089)	(679)
Effect of curtailment	(370)	(207)

Net periodic postretirement benefit cost (gain)	$(1,037)	$382

The change in benefit obligation for the years ended December 31 includes the following components:

(In thousands)	2008	2007
Benefit obligation at the beginning of the year	$19,731	$18,532
Sale of London facility	(10,653)	—
Service cost	74	322
Interest cost	379	995
Participants’ contributions	464	543
Actuarial (gain)	(1,304)	(959)
Benefits paid	(1,534)	(1,487)
Reduction in benefit obligation due to curtailment gain	(545)	(264)
Foreign currency exchange rate changes	(1,195)	2,049

Benefit obligation at the end of the year	$5,417	$19,731

The following table reconciles the beginning and ending balances of the fair value of plan assets for the following years:

(In thousands)	2008	2007
Fair value at beginning of year	$—	$—
Company contributions	797	338
Plan participant’s contributions	464	1,201
Benefits paid	(1,261)	(1,539)

Fair value at end of year	$—	$—

The following table sets forth the funded status of the plans at December 31:

(In thousands)	2008	2007
Funded status	$5,417	$19,731
Unrecognized amount in accumulated other comprehensive income (loss)	(3,181)	(6,439)

Recognized amount	$2,236	$13,292

The following chart shows the estimated Future Benefit Payments for U.S. and Canadian plans for the next five years, and the aggregate for the five fiscal years thereafter.

Expected Future Benefit Payments

(In thousands)	Payments
2009	$814
2010	844
2011	875
2012	870
2013	847
2014-2018	3,702

As indicated in Note 2, Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements, under SFAS 158 gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income (loss), net of tax effects, until they are amortized as a component of net periodic cost.

The following chart sets forth the amounts recognized in accumulated other comprehensive income (loss) at December 31, 2008:

(In thousands)	2008
Prior service cost	$(5)
Net gain	(3,176)

Total accumulated comprehensive income (loss)	$(3,181)

The following table sets forth the amounts in accumulated other comprehensive income (loss) expected to be recognized as components of net periodic benefit cost during fiscal year 2009:

(In thousands)	2009
Amortization of prior service costs	$(32)
Amortization of net gain	(846)

Total expected fiscal year 2009 contribution	$(878)

The table below illustrates the changes in plan assets and projected benefit obligation recognized in accumulated other comprehensive income (loss) under the Medical and Life Insurance Plans:

(In thousands)	2008
Net actuarial (gain)/loss	$(1,358)
Amortization of net actuarial (gain)/loss	1,092
Prior service cost	(43)
Amortization of prior service cost	32
(Gain)/loss due to curtailment	(545)
Amortization of (gain)/loss due to curtailment	369

Total recognized in other comprehensive loss	$(453)

The weighted average discount rate used in determining the postretirement benefit obligation was 7.07% and 5.44% at December 31, 2008 and December 31, 2007, respectively. The weighted average discount rate used to determine net periodic benefit cost was 6.58% and 5.30% at December 31, 2008 and December 31, 2007, respectively.

Expected contributions to be paid to the U.S. and Canadian plans during the fiscal year of 2009 is $0.8 million.

For purposes of determining the U.S. cost and obligation for pre-Medicare postretirement medical benefits, an 8.0% annual rate of increase in the per capita cost of covered benefits (i.e., health care trend rate) was assumed for our U.S. Plan, grading down to an ultimate rate of 5.0% in 2015.

An 9.5% annual rate of increase in the health care trend rate was assumed for our Canadian Plan, and is expected to decrease 1% per year to an ultimate rate of 4.5%. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage change in the assumed health care cost trend rate would have had the following effects:

(In thousands)	1% Increase	1% Decrease
U.S. Plan:
Effect on total of service and interest cost components	$5	$(5)
Effect on postretirement benefit obligation	$79	$(72)
Canadian Plan:
Effect on total of service and interest cost components	$3	$(3)
Effect on postretirement benefit obligation	$36	$(38)

18.	Environmental Matters

We are subject to extensive environmental regulations imposed by federal, state, provincial, and local authorities in the U.S., Canada, China, Portugal, and Mexico, with respect to emissions to air, discharges to waterways, and the generation, handling, storage, transportation, treatment,, and disposal of waste materials. We have received various communications from regulatory authorities concerning certain environmental responsibilities. We have incurred, and may continue to incur, liabilities under environmental statutes and regulations. Some of these liabilities relate to contamination of sites we own or operate or have previously owned or operated (including contamination caused by prior owners and operators of such sites, or adjoining properties), as well as the off-site disposal of hazardous substances.

We have established an accrual of approximately $9.6 million for undiscounted estimated environmental remediation costs at December 31, 2008. The total cost of environmental assessment and remediation depends on a variety of regulatory, technical and factual issues, some of which are not known or cannot be anticipated. While we believe that the accrual, under existing laws and regulations, is adequate to cover presently-identified environmental remediation liabilities as we presently understand them, there can be no assurance that such amount will be adequate to cover the ultimate costs of these liabilities, or the costs of environmental remediation liabilities that may be identified in the future.

Our Company accrued $8.6 million to cover potential environmental responsibilities related to the significant downsizing of operations at our Decatur facility. This includes complete closure of the industrial wastewater treatment system; disposal of industrial waste associated with the facility closure; delineation of any potential soil and groundwater contamination from previously reported events; and reports and analysis prepared for environmental agency approval.

We have $1.0 million accrued to meet expected additional costs associated with soil and groundwater contamination remediation at our Ardmore, Tennessee facility. On December 28, 1995, we entered into a Consent Order and Agreement with the Tennessee Division of Superfund, relating to the Ardmore facility, under which the Company agreed to conduct an investigation. That investigation has revealed contamination, including elevated concentrations of volatile organic compounds, in the soil and groundwater in areas of the Ardmore facility. Under the terms of the Order, we submitted a Remedial Investigation and Feasibility Study (RI/FS) Work Plan, which Tennessee accepted on October 30, 1996, and have initiated this Work Plan. We began the Work Plan in September 2005, which continued through December 31, 2008. Based on a recommendation by our environmental consultants in October of 2008 we have adjusted our Ardmore, Tennessee accrual to $1.0 million in anticipation of continuing monitoring and remediation efforts for an additional five years. We will continue the Work Plan and assess our progress with the state of Tennessee until such time the necessary remediation is complete.

We believe our operations are in substantial compliance with all applicable environmental laws and regulations. We utilize an active environmental auditing and evaluation process to facilitate compliance. However, future regulations and/or changes in the text or interpretation of existing regulations may subject our operations to more stringent standards. While we cannot quantify the effect of such changes on our business, compliance with more stringent requirements could make it necessary, at costs which may be substantial, to retrofit existing facilities with additional pollution-control equipment and to undertake new measures in connection with the storage, transportation, treatment, and disposal of by-products and wastes.

19.	Litigation

Our facilities and operations are subject to extensive environmental laws and regulations, and we are currently involved in various proceedings relating to environmental matters (see Note 18, Environmental Matters, of the Notes to the Consolidated Financial Statements). We are not involved in any other legal proceedings that we believe could have a material adverse effect upon our business, operating results, or financial condition.

20.	Income Taxes

The components of loss from continuing operations before income taxes for the years ended December 31 are as follows:

(In thousands)	2008	2007
U.S.	$(62,963)	$(77,092)
Foreign	14,607	3,924

Total	$(48,356)	$(73,168)

The provision for income taxes for the years ended December 31 consists of the following:

(In thousands)	2008	2007
Current expense (benefit):
U.S. federal	$—	$—
Foreign	(20,013)	1,617
State	156	30

Total current	(19,857)	1,647

Deferred expense (benefit):
U.S. federal and state	(1,283)	1,808
Foreign	21,817	21

Total deferred	20,534	1,829

Total income tax expense – continuing operations	677	3,476
Income tax benefit – discontinued operations	90	5,040

Total income tax expense	$767	$8,516

Deferred income taxes included in our Consolidated Balance Sheets reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the carrying amount for income tax return purposes. Significant components of our deferred tax assets and liabilities are as follows at December 31:

(In thousands)	2008	2007
Deferred tax liabilities:
Property, plant and equipment	$(30,245)	$(29,815)
Intangibles	4,870	(4,559)
Inventory	(6,804)	(6,146)
Other	(9,075)	(11,242)

Total deferred tax liabilities	(41,254)	(51,762)

Deferred tax assets:
Environmental remediation reserves	3,611	7,126
Net operating loss carryforward	23,307	24,945
Restructuring reserves	26,791	31,236
Pension obligation	8,699	17,688
Other	6,743	11,707

Total deferred tax assets	69,151	92,702
Valuation allowance	(29,498)	(44,681)

Total deferred tax assets net of valuation allowance	39,653	48,021

Net deferred tax liability	$(1,601)	$(3,741)

Reconciliation of differences between the statutory U.S. federal income tax rate and our effective tax rate follows for the years ended December 31:

(In thousands)	2008	2007
Income tax benefit at federal statutory rate	$(16,925)	$(25,609)
Increase (decrease) in taxes resulting from:
State and local taxes	(853)	(2,604)
Effect of difference between U.S. and foreign rates	18,696	331
Embedded derivative	—	(5,514)
Items related to Canada sale	5,334	—
Goodwill	5,884	—
Other permanent differences	421	49
Foreign dividend repatriation	—	3,121
Increase (decrease) in valuation allowance	(10,859)	35,006
Other	(1,021)	(1,304)

Income tax expense – continuing operations	$677	$3,476
Income tax benefit – discontinued operations	90	5,040

Total income tax expense	$767	$8,516

During 2008, the Company sold the stock of its Canadian operations. After filing the Company’s Canadian tax returns for the change in control, the remaining foreign net operating losses (“NOLs”) transferred with the ownership. During 2007, the Company experienced an ownership change, which caused a limitation on the utilization of NOLs incurred prior to the ownership change from being utilized in future years. As such, the gross deferred tax asset related to the NOLs was reduced to reflect the amount that could be utilized. There was a corresponding decrease in the valuation allowance resulting in no impact on results from operations due to this adjustment. At December 31, 2008, we have U.S. federal and state NOL carryforwards available to be utilized of $61.8 million and $59.4 million, respectively. These NOL carryforwards expire at various times beginning in 2009 through 2028.

During 2008, there was a net decrease in the valuation allowance for U.S. and foreign deferred tax assets from $44.2 million to $29.5 million. This change was attributable to the decrease in the valuation allowance due to the transfer of ownership of our Canadian operations mentioned above, partly offset by an increase attributable to the current year U.S. loss. The increase for the current year loss resulted in a $10.3 million charge to operations. All net deferred tax assets have a valuation allowance against them. At December 31, 2008, we are in a net deferred tax liability position of $1.6 million primarily as a result of the remaining accrual for withholding taxes on the planned repatriation of undistributed foreign earnings as discussed below in the amount of $1.4 million.

At December 31, 2007, the undistributed earnings of our foreign subsidiaries amounted to approximately $47.7 million. During 2007, Management re-evaluated their position under Accounting Principles Board (“APB”) Opinion No. 23 and determined that $20.0 million of the foreign earnings were not going to be indefinitely reinvested. Accordingly, $2.9 million of foreign withholding taxes were accrued as of December 31, 2007 leaving foreign withholding taxes of approximately $1.8 million that would also be payable upon remittance of any previously unremitted earnings at December 31, 2007. The exact amount of the charge depends on the pending technical corrections to the legislation and expected interpretive guidance to be issued by the Internal Revenue Service. During 2008 the Company repatriated dividends of $8.0 million from its Wolverine Tube Shanghai affiliate. In 2007 the Company had accrued withholding taxes of $1.5 million, which due to changes in the withholding tax laws of China was not assessed at the time of repatriation. As a result, income tax expense for 2008 was lowered by the reversal of these previously accrued withholding taxes.

Uncertain Tax Positions

Effective January 1, 2007, Wolverine Tube adopted FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN 48 dictates a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The adoption of FIN 48 in the first quarter of 2007 resulted in a reclassification of certain liabilities, but had no impact on results from operations.

As part of the ongoing review of the company’s FIN 48 liabilities, management determined in 2007 and again in 2008 that while its uncertain tax positions in the U.S. and Canada (2007 only, as the stock of our Canadian operations were sold in 2008) still exist, there is no longer a need for a separate liability for uncertain tax positions (“UTPs”). As such, in 2007 we reduced the UTP liability and corresponding deferred tax asset. The impact of this adjustment on prior periods was not material. The liability for UTPs for 2007 and 2008 are reflected as a reduction in the deferred tax assets related to the NOL carryforwards. Since there is a full valuation allowance against the deferred tax assets attributable to the NOLs in these tax jurisdictions, the Company cannot foresee an event which would give rise to either (1) paying any cash taxes due to an examination of a previously filed tax return or (2) any assets being impaired (such as the NOL). In 2008, the Company identified UTPs related to one of its foreign operations. The impact on results from operations to establish a reserve for this UTP was a charge of $0.4 million.

Penalties and tax-related interest expense are reported in other expense, net and interest and amortization expense, net, respectively, on the Consolidated Statements of Operations. As of December 31, 2008, no amounts have been recognized in the financial statements relative to FIN 48 in the United States as we have significant NOL carryforwards in the tax jurisdictions where we have uncertain tax positions and we would utilize these NOLs in the event of an adjustment resulting from an audit by the respective taxing authority.

Wolverine and its subsidiaries file income tax returns in the United States as well as various foreign countries and state jurisdictions. The Internal Revenue Service has examined the tax years up through 2004 and all subsequent years are still open to examination. The statue of limitations on state jurisdictions vary between two and four years past the filing date. Open years are either 2004 or 2005 to present, based on the state authority.

In the provisions of the purchase and sale agreement for the Canadian operation sale, the Company was indemnified for tax claims on open tax audits up to $1.0 million Canadian dollars ($0.8 million US). Years currently under review include 2006, 2007, and the partial year of 2008. Based on prior audit results in this jurisdiction, the Company has accrued $0.5 million Canadian dollars ($0.4 million US) as a contingent liability for audit results, which may exceed the indemnification.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

(In thousands)
Balance at beginning of year	$4,518
Deletions based on tax positions related to the current year including the effects of the sale of our Canadian operations	(3,583)
Additions for tax positions of prior years	—
Settlements	—

Balance at end of year	$935

None of the Company’s liability for gross unrecognized tax benefits as of December 31, 2008 would affect the Company’s effective tax rate, if recognized. Management is also unaware of any items which would result in a significant increase (or decrease) in the unrecognized tax benefits disclosed above.

21.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive loss at December 31, are as follows:

(In thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Cash Flow Hedges	Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2006	$12,049	$(3,424)	$(18,014)	$(9,389)
Activity in 2007	11,556	(518)	10,923	21,961
Reclassification adjustment for realized cash flow hedge losses	—	3,424	—	3,424

Balance at December 31, 2007	23,605	(518)	(7,091)	15,996
Activity in 2008	(15,523)	(5,145)	(35,292)	(55,960)
Reclassification adjustment for realized cash flow hedge losses	—	518	—	518

Balance at December 31, 2008	$8,082	$(5,145)	$(42,383)	$(39,446)

22.	Common Stock

All holders of common stock are entitled to receive dividends when and if declared by our Board, provided that all dividend requirements of the cumulative preferred stock have been paid. Additionally, the payment of dividends on our common stock is restricted under the terms of our various financing agreements. To date, no dividends have been paid to the holders of the common stock and there are no immediate plans to declare a dividend.

23.	Stock-Based Compensation Plans

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

On March 22, 2001, the Board adopted the 2001 Stock Option Plan for Outside Directors (the “2001 Directors’ Plan”) providing for the issuance of options for the purchase of up to 250,000 shares of our common stock. The 2001 Directors’ Plan allows us to compensate and reward our directors. The terms of the 2001 Directors’ Plan provides for the issuance of stock options to outside directors at the fair market value on the date of grant. The initial options granted at the time the Director joins the Board vest at 33.3% per year, but must be held one year before exercising. All subsequent grants vest immediately. All options terminate on the tenth anniversary of the date of grant.

In the third quarter of 2001, we made available to our U.S. and Canadian stock option holders under the 1993 Equity Plan and the 1993 Directors’ Plan the right to exchange options whose exercise price was $20.00 per share or greater, for new options to purchase one share for every two shares exchanged. We made the Exchange Offer available because a large number of stock options had exercise prices that were significantly higher than current trading prices of our common stock, and thus the stock options did not provide our employees and outside directors the incentive to acquire and maintain stock ownership in the Company and to participate in the Company’s long-term growth and success. As a result of this exchange of options, 836,860 shares with an average option price of $30.48 were canceled, 38,000 of which were under the 1993 Directors’ Plan. On April 11, 2002 we granted 383,075 stock options, 19,000 of which were under the 1993 Directors’ Plan. New options granted under the 1993 Equity Plan have an exercise price of $8.60 per share, which was the closing price of our common stock on April 11, 2002. New options granted under the 1993 Directors’ Plan have an exercise price of $8.84 per share, which was determined by the average market price of our stock on April 11, 2002 and the four preceding trading days. A stock option holder must have continued to have been employed by us or provide service to us through April 11, 2002 in order to have been eligible to receive the new options granted.

The 2003 Equity Incentive Plan (the “2003 Equity Plan”) was adopted by the Board on March 25, 2003 and was approved by the stockholders on May 14, 2003, and was amended on July 24, 2003. The 2003 Equity Plan provides for the issuance of awards in the form of stock options, restricted shares, stock appreciation rights and other additional awards to key executives and employees. The maximum number of shares of common stock that may be issued under the plan is limited to 850,000 shares, provided that no more than 250,000 shares may be issued in the form of awards other than options or stock appreciation rights. The duration of the 2003 Equity Plan is 10 years.

On March 29, 2007, the Board approved the 2007 Non-Qualified Stock Option Plan (the “2007 Plan”), which provides for the grant of non-qualified stock options to certain employees and consultants. While there are still outstanding options, which have been issued under various plans, all stock options issued after March 29, 2007 are done so under, and governed by, the 2007 Plan.

In the first quarter of 2007, the 2007 Plan was adopted by the Board. The 2007 Plan provides for the granting of non-qualified stock options to certain of our consultants and employees. The 2007 Plan is administered and interpreted by a committee appointed by the Board. The maximum aggregate number of shares reserved and available for grant under the 2007 Plan is the lesser of (a) 25,000,000 shares of our common stock or (b) 15% of the outstanding shares of our common stock calculated on a fully-diluted basis. The grants vest 20% ratably at each anniversary date of the grant for five years. The grants under the 2007 Plan have a 10-year term. As part of the administration of the 2007 Plan, all of the outstanding restricted stock was immediately vested. There are no provisions in the 2007 Plan for restricted stock.

Upon adoption of SFAS 123(R), the Company elected to value its stock-based payment awards granted using the Black-Scholes option-pricing model (Black-Scholes model), which was previously used for pro forma information. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of certain assumptions. The determination of fair value of stock-based payment awards on the date of grant using the Black-Scholes model is affected by our stock price as well as the input of other subjective assumptions, including: expected stock price volatility, the expected pre-vesting forfeiture rate, and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility is determined based upon actual historical stock price movements over the expected option term. Expected pre-vesting forfeitures are estimated based on actual historical pre-vesting forfeitures for the expected option term. The expected option term is calculated using the “simplified” method permitted by Staff Accounting Bulletin No. 107, which the Company has applied in its adoption of SFAS 123(R). Our options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.

2008 Grants

Alpine Grant

During the fourth quarter of 2008, the Board granted an option to purchase 540,294 shares, to Alpine, as consultants, pursuant to the 2007 Plan. The Alpine Option vests ratably at a rate of 20% on each anniversary of the original grant date.

The applicable exercise prices for vested option shares under the Alpine Option are as follows:

	Exercise Price	Shares	12/31/2008 Option Costs	Valuation
40% of stock options	$0.740	216,118	$0.083	$17,938
30% of stock options	$0.950	162,088	$0.078	$12,643
30% of stock options	$1.490	162,088	$0.070	$11,346

The Alpine Option has a 10-year term, subject to early termination in the event that Alpine’s consulting relationship with us is terminated prior to the end of such term. Upon such early termination, the Alpine Option will remain exercisable as to all vested portions and will be terminated as to all unvested portions. In addition, vesting of the Alpine Option will be accelerated in the event that we fail to offer to extend the term of the Management Agreement between us and Alpine, dated February 16, 2007 (the “Management Agreement”). If we offer to extend the term of the Management Agreement, but Alpine declines to accept such offer, any unvested portion of the Alpine Option will terminate as of the expiration of the term of the Management Agreement. Under the Alpine Stock Option Agreement, if on the six-month anniversary of the effective date of the Management Agreement, we have not yet named a CEO, Alpine will automatically receive, on each of the six-month and 18-month anniversaries of the effective date of the Management Agreement, an option to purchase an additional amount of shares of common stock equal to 0.5% of the total shares authorized under the 2007 Plan, with each such option having the same exercise prices as the initial Alpine Option. As of August 16, 2008, we had not named a CEO. Accordingly, during the fourth quarter, the Board approved an additional option grant to Alpine in accordance with the terms of the Alpine Stock Option Agreement.

Employee Grants

During the first quarter of 2008, the Board granted options to purchase 12,500 shares of our common stock having a fair value at the time of the grant of $5,000 under the 2007 Plan to certain employees. The exercise price for the options was $0.60, and was based on the closing market value of our common stock on the date of the grants. The option grants vest ratably at a rate of 20% on each of the five anniversaries from the grant date. The option grants have a 10-year term.

During the second quarter of 2008, the Board granted options to purchase 32,000 shares of our common stock having a fair value at the time of the grant of $16,000 under the 2007 Plan to certain employees. The exercise price for the options ranged from $0.73 to $0.83, and was based on the closing market value of our common stock on the date of the grants. 25,000 of the option grants vest ratably at a rate of 20% on each of the five anniversaries from the grant date. The option grants have a 10-year term. The remaining 7,000 shares granted to Board members also have a 10-year term, but vest immediately.

During the third quarter of 2008, the Board granted options to purchase 1,120,463 shares of our common stock having a fair value at the time of the grant of $0.5 million under the 2007 Plan to certain employees.

The applicable exercise prices for vested option shares granted are as follows:

	Exercise Price	Shares	Option Costs	Valuation
40% of stock options	$0.74	432,185	$0.39 – 0.62	$213,019
30% of stock options	$0.95	344,139	$0.36 – 0.58	$157,258
30% of stock options	$1.49	344,139	$0.32 – 0.52	$137,421

The option grants vest ratably at a rate of 20% on each of the five anniversaries from the grant date. The option grants have a 10-year term.

Our stock option plans are summarized as follows:

	2007 Plan	2003 Equity Plan	2001 Directors’ Plan	1993 Directors’ Plan	1993 Equity Plan	Option Price	Weighted- Average Exercise Price
Outstanding at December 31, 2007	8,753,059	459,143	122,122	72,611	898,060	$1.10 - $22.25	$2.68
Anti-dilutive effect of Rights Offering	4,707,474	—	—	—	—	—	—
Granted	1,698,257	40,000	7,000	—	—	$0.74 - $1.49	$1.00
Exercised	—	—	—	—	—	—	—
Forfeited	(1,841,275)	(117,403)	(82,202)	(44,420)	(271,609)	$0.74 - $22.25	$2.79

Outstanding at December 31, 2008	13,317,515	381,740	46,920	28,191	626,451	$0.74 - $22.25	$1.64

Exercisable at:
December 31, 2007	—	459,143	120,122	72,611	898,060	$2.76 - $22.25	$9.29
December 31, 2008	2,323,859	341,740	41,920	28,191	626,451	$0.74 - $22.25	$3.64

There were no stock options exercised during the fiscal years ended December 31, 2008 and 2007. As such, the Company has no intrinsic value associated with its stock options to report. Because the stock options were ‘underwater’ at the end of 2008, the vested options had no fair value.

The determination of the fair value of the stock option awards granted during the year ended December 31, 2008, using the Black-Scholes model, incorporated the assumptions set forth in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on historical volatility. Expected life is based on historical experience and consideration of changes in option terms.

Range of Assumptions used	Year ended December 31, 2008
Expected stock price volatility	68.67%-103.6%
Expected life (in years)	6.9
Risk-free interest rate	1.87%-3.61%
Expected dividend yield	0%

The Company recorded stock-based compensation expense for the years ending December 31, as follows:

(In thousands)	2008	2007
Stock-based compensation expense
Non-qualified stock options	$845	$2,347
Restricted stock	2	282

Total stock-based compensation expense	$847	$2,629

As of December 31, 2008, the Company had not yet recognized compensation expense on the following non-vested awards:

(In thousands)	Non-vested Compensation	Average Remaining Recognition Period (Months)
Non-qualified stock options	$525	46
Restricted stock awards	27	54

Total	$552	54

The range of exercise prices of the exercisable options and outstanding options at December 31, 2008 are as follows:

Weighted Average Exercise Price	Number of Exercisable Options	Number of Outstanding Options	Weighted Average Remaining Life (Years)
$0.74 - $4.11	2,536,347	13,575,003	8.4
$4.12 - $8.23	34,420	34,420	4.3
$8.24 - $12.34	611,278	611,278	3.7
$12.35 - $16.45	166,616	166,616	1.1
$16.46 - $20.57	9,500	9,500	1.2
$20.58 - $24.68	4,000	4,000	0.1

Totals	3,362,161	14,400,817	8.5

Restricted stock award activity for the year ended December 31, 2008 is summarized below:

	Shares	Weighted Average Grant-Date Fair Value per Award
Unvested restricted stock awards – January 1, 2008	—	$—
Granted	40,000	$0.74
Vested	—	—
Cancelled or expired	—	—

Unvested restricted stock awards – December 31, 2008	40,000	$0.74

24.	Commitments and Contingencies

We lease certain assets such as motorized vehicles, distribution and warehousing space, computers, office equipment, and production testing equipment. Terms of the leases, including purchase options, renewals and maintenance costs, vary by lease. Minimum future rental commitments under our operating leases having non-cancelable lease terms in excess of one year totaled approximately $2.8 million as of December 31, 2008 and are payable as follows: $0.9 million in 2010, $0.7 million in 2011, $0.6 million in 2012, and $0.6 million in 2013. Rental expense for operating leases was $2.9 million in 2008 and $3.4 million in 2007

At December 31, 2008, we had commitments to purchase approximately 26.8 million pounds of copper in 2009 from suppliers to be priced at COMEX at either the date of shipment or average for the month plus an average premium of approximately $0.01 per pound. Based upon COMEX copper price at December 31, 2008 (including the aforementioned premium) of $1.41 per pound, this commitment totals approximately $37.8 million.

In February 2009, the Pension Benefit Guaranty Corporation (the “PBGC”) advised the Company that it may be required to securitize or otherwise accelerate funding of certain pension related obligations as a result of the closure and/or sale of certain operations of the Company. The PBGC has not made a final determination of the amount or timing of any payments. Since February 2009, the Company and the PBGC have been engaged in discussions regarding this matter. Based upon these discussions and in consultation with special counsel, the Company believes it is reasonably possible that the matter will ultimately be resolved through an agreement with the PBGC to fund an amount to be determined and paid in the future. The Company believes any such agreement would result in accelerated funding of the already accrued pension obligations. Accordingly, no additional pension accrual is required at December 31, 2008 since the amount and timing of additional contributions, if any, cannot be reasonably estimated.

25.	Goodwill

In accordance with SFAS 142, Goodwill and Other Intangible Assets, we performed our annual impairment test of goodwill as of July 31, 2008. As a result of our Step 1 analysis under SFAS 142, we preliminarily determined that a goodwill impairment loss was probable and could be reasonably estimated. Based on the preliminary impairment assessment, the Company recorded a goodwill impairment loss of $44.0 million in the third quarter of 2008. The Company determined the fair value of the reporting unit using a discounted cash flow model with the assistance of a third-party valuation specialist. The impairment of goodwill was principally related to the deterioration in profitability of our business located in Carrollton, Texas and the low market price of our common stock, resulting in a substantially depressed enterprise value. Subsequently, the Step 2 under SFAS 142 analysis was performed by a third party, and it was determined that all of the reporting unit’s goodwill was impaired. As a result, in the fourth quarter of 2008, the remaining $2.6 million of goodwill was impaired and subsequently written off of the books.

The changes in the carrying amount of goodwill for the year ended December 31, 2007 and 2008 are as follows:

Balance as of January 1, 2007	$46,486
Exchange rate differences	217

Balance as of December 31, 2007	46,703
Impairment loss	(46,560)
Exchange rate differences	(143)

Balance as of December 31, 2008	$—

26.	Industry Segments and Foreign Operations

For internal purposes, we prepare business unit operating statements (operating segment level), which include net sales, metal costs, production costs, operating income, and Earnings Before Interest Taxes Depreciation Amortization (“EBITDA”) for one operating segment (or business unit): Wolverine Tube Consolidated. Historically, we have reviewed the financial operations of our business from a wholesale and commercial standpoint. In the first quarter of 2008, we closed our facility in Decatur, Alabama, which included substantially all of our wholesale business. In July 2008 we sold the London, Canada facility, which produced the remaining amount of our wholesale products and dissolved the wholesale business unit at that time. The wholesale business segment results were previously reported within our wholesale segment reporting group. The related revenue and expenses of the wholesale segment were at one time material to our consolidated results, and this business unit was dissolved rather than being merged into another business unit. Accordingly, we have removed the historical results for the wholesale segment. In addition, no goodwill was allocated to this business unit and no intangible assets on the books prior to the dissolution of the business unit. Accordingly, there was no related write-off of goodwill or write-down of intangible assets as a result of the dissolution of this business unit.

The accounting policies for the reportable segment are the same as those described in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements. With the elimination of our Wholesale Products segment, the Company now has only one business segment.

Our manufacturing operations are primarily conducted in the U.S. We also have manufacturing facilities in Shanghai, China, Esposende, Portugal, and Monterrey, Mexico.

Sales to unaffiliated customers and long-lived assets are based on our Company’s location providing the products:

(In thousands)	U.S.	Canada	Other Foreign Operations	Consolidated
Year ended December 31, 2008:
Sales	$693,620	$2,818	$119,363	$815,801
Long-lived assets	39,448	—	15,189	54,637

Year ended December 31, 2007:
Sales	$890,052	$3,691	$117,276	$1,011,019
Long-lived assets	85,062	—	20,788	105,850

27.	Restructuring and Other Charges

On September 13, 2006, we announced the planned closure of our manufacturing facilities located in Jackson, Tennessee, and Montreal, Quebec. In addition, we also announced moving our U.S. wholesale distribution facility into the Decatur, Alabama plant location. According to plan, the operations at the Montreal, Quebec and Jackson, Tennessee facilities were phased out by the end of the 2006. The consolidation of the U.S. wholesale distribution facility was also completed by the end of 2006. The two facilities that were closed employed approximately 400 persons at the time of the closure announcement.

We continue to serve most of our customers previously supplied by these closed facilities through alternate means. Customers of the Jackson plant are now serviced through our global value added strategic sourcing programs. Production of wholesale and industrial copper tube formerly manufactured in our Montreal facility was successfully transferred to our other facilities.

On November 6, 2007, we announced the planned realignment and restructuring of the Company’s North American operations to include the closure of our Booneville, Mississippi facility and the commodity depot warehouse located at the Decatur, Alabama site and the significant downsizing of our Decatur, Alabama operations by eliminating substantially all the manufacturing operations at that site. These actions are in line with our strategy of focusing resources on the development and sale of high performance tubular products, fabricated tube assemblies, and metal joining products. Additionally, we announced the elimination of approximately 40% of our corporate, general and administrative positions.

We estimated impairment and restructuring charges of approximately $67.1 million in connection with the closure of the Booneville, Mississippi facility, the significant downsizing of our Decatur operations and the reduction in our corporate staff. Approximately $50.8 million of the impairment and restructuring charge represents a non-cash reduction of the carrying value of certain assets. The remaining $16.3 million represents for cash charges related to severance, other employee-related costs, plant closure, and environmental expenses. Our total incurred charges at the end of December 31, 2008 for these facilities were $70.3 million. These actions resulted in the reduction of approximately 440 full-time and 50 temporary employees. The 40% reduction in corporate and general and administrative employees eliminated about 40 positions.

Restructuring expenses (credits) for the years ended December 31, 2008 and 2007 are as follows:

(In thousands)	2008	2007
Montreal, Quebec	$1,446	$2,503
Jackson, Tennessee	(3)	7,138
U.S. wholesale distribution relocation	—	41
Decatur, Alabama	2,321	60,951
Commodity Depot	(201)	533
Booneville, Mississippi	1,979	3,736
Corporate and General & Administrative reduction	278	195

Total	$5,820	$75,097

The following set forth the major types of costs associated with our active restructuring activities:

Montreal, Quebec Closing

(In thousands) Major Type Costs	Estimated Charges	Cumulative incurred through December 31, 2008	Incurred for the Year December 31, 2008
Impair and liquidate current assets	$9,322	$4,053	$81
Employee-related costs	9,932	10,785	199
Environmental remediation	11,538	11,577	39
Post closing costs	4,629	3,239	1,144
Other costs currency	438	244	(17)
Fixed asset impairment	14,796	14,796	—

Total	$50,655	$44,694	$1,446

Jackson, Tennessee Closing

(In thousands) Major Type Costs	Estimated Charges	Cumulative incurred through December 31, 2008	Incurred for the Year December 31, 2008
Impair and liquidate current assets	$762	$746	$—
Employee-related costs	388	302	—
Environmental remediation	75	86	—
Post closing costs	339	869	(3)
Other costs	695	657	—
Fixed asset impairment	14,760	20,950	—

Total	$17,019	$23,610	$(3)

Wholesale Distribution Relocation

(In thousands) Major Type Costs	Estimated Charges	Cumulative incurred through December 31, 2008	Incurred for the Year December 31, 2008
Cost to move inventory	$40	$—	$—
Building lease termination	328	392	—
Other costs	5	7	—
Fixed asset impairment	71	71	—

Total	$444	$470	$—

Commodity Depot Closing

(In thousands) Major Type Costs	Estimated Charges	Cumulative incurred through December 31, 2008	Incurred for the Year December 31, 2008
Impair and liquidate current assets	$495	$250	$(245)
Other costs	—	2	2
Employee-related costs	38	80	42

Total	$533	$332	$(201)

Booneville, Mississippi Closing

(In thousands) Major Type Costs	Estimated Charges	Cumulative incurred through December 31, 2008	Incurred for the Year December 31, 2008
Impair and liquidate current assets	$915	$915	$—
Employee-related costs	149	156	5
Post closing costs	1,230	1,595	1,583
Fixed asset impairment	2,658	3,049	391

Total	$4,952	$5,715	$1,979

Corporate Selling General & Administrative Reduction

(In thousands) Major Type Costs	Estimated Charges	Cumulative incurred through December 31, 2008	Incurred for the Year December 31, 2008
Employee-related costs	$336	$532	$189
Postretirement benefit gain	(213)	(208)	—
Other	400	149	89

Total	$523	$473	$278

Decatur, Alabama Closing

(In thousands) Major Type Costs	Estimated Charges	Cumulative incurred through December 31, 2008	Incurred for the Year December 31, 2008
Impair and liquidate current assets	$6,517	$6,517	$—
Employee-related costs	2,980	3,031	(105)
Environmental remediation	8,601	8,608	7
Post closing costs	1,931	4,223	1,880
Other costs	966	759	539
Fixed asset impairment	40,134	40,134	—

Total	$61,129	$63,272	$2,321

Grand Total	$135,255	$138,566	$5,820

At December 31, 2008 and 2007, we had $8.6 million and $13.0 million, respectively, of accruals related to the realignment and restructuring of the Company’s North American operations as outlined above. The $8.6 million accrual at the end of 2008 relates to potential environmental charges at our Decatur, Alabama facility.

28.	Earnings (Loss) Per Share

For the year ended December 31, 2008, we accounted for earnings (loss) per share in accordance with EITF 03-6, which established standards regarding the computation of earnings (loss) per share by companies that have securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the Company. EITF 03-6 requires earnings available to common stockholders for the period, after deduction of preferred stock dividends, be allocated between the common and preferred stockholders based on their respective rights to receive dividends. Basic earnings (loss) per share are then calculated by dividing the net income (loss) allocable to common stockholders by the weighted average number of shares outstanding. EITF 03-6 does not require the presentation of basic and diluted earnings (loss) per share for securities other than common stock. Therefore, the following earnings (loss) per share amounts only pertain to common stock.

Under the guidance of EITF 03-6, diluted earnings (loss) per share is calculated by dividing income (loss) allocable to common stockholders by the weighted average common shares outstanding plus potential dilutive common stock such as stock options, unvested restricted stock, and preferred stock. To the extent that stock options, unvested restricted stock, and preferred stock are anti-dilutive, they are excluded from the calculation of diluted earnings (loss) per share in accordance with SFAS 128.

For the 12 months ended December 31, 2008, the basic (loss) per share is calculated by dividing net loss available to common stockholders (which is income from continuing operations, plus the costs associated with the accretion of preferred stock and the preferred stock dividends) by the weighted average common shares outstanding during the year. For the 12 months ended December 31, 2007, the calculation for basic (loss) per share and diluted (loss) per share is the same (dividing net loss by the weighted average common shares outstanding) because the preferred stockholders do not share in the net losses.

The calculation of loss per share for the 12 months ended December 31, 2008 is presented below:

(In thousands, except per share data)	2008	2007
Basic Earnings Per Share
Net loss	$(48,473)	$(98,227)
Less: accretion of convertible preferred stock and beneficial conversion feature	5,021	4,618
Less: preferred stock dividends	6,810	13,284

Net loss applicable to common stockholders	$(60,304)	$(116,129)
Income (loss) from discontinued operations	769	(21,583)

Net loss from continuing operations	(61,073)	(94,546)

Amount allocable to common stockholders from continuing operations (1)	100%	100%
Amount allocable to common stockholders from discontinued operations (1)	41%	100%
Net loss from continuing operations allocated to common stockholders	(61,073)	(94,546)
Net income (loss) from discontinued operations allocable to common stockholders	$315	$(21,583)

Basic weighted average number of common shares (2)	40,624	19,038

Basic income (loss) per share – Two-class Method
Continuing operations	(1.50)	(4.97)
Discontinued operations (1)	$0.01	$(1.13)

Net loss per common share	(1.49)	(6.10)

Diluted Earnings Per Share
Net loss available to common stockholders	$(60,304)	$(116,129)
Plus: accretion of convertible preferred stock and beneficial conversion feature	5,021	4,618
Plus: preferred stock dividends	6,810	13,284

Loss available to common stockholders in addition to assumed conversions	(48,473)	(98,227)
Income (loss) from discontinued operations	769	(21,583)

Net loss from continuing operations available to common stockholders in addition to assumed conversions	$(49,242)	$(76,644)

Amount allocable to common stockholders (1)	100%	100%
Net loss from continuing operations allocable to common stockholders	$(61,073)	$(94,546)
Net income (loss) from discontinued operations allocable to common stockholders	$315	$(21,583)

Diluted weighted average number of common shares (2)	40,624	19,038

Diluted income (loss) per share – Two-class Method
Continuing operations	$(1.50)	$(4.97)
Discontinued operations	0.01	(1.13)

Net loss per common share	$(1.49)	$(6.10)

1)	Amount allocable to common stockholders is calculated as the weighted average number of common shares outstanding divided by the sum of common and preferred shares outstanding for the year ended December 31, 2008 and 2007, respectively. In computing basic EPS using the Two-Class Method, we have not allocated the loss available to common stockholders for the year ended December 31, 2008 between common and preferred stockholders as the preferred stockholders do not have a contractual obligation to share in the net losses.
2)	We had stock options of 14.4 million and 10.3 million shares for the year ended December 31, 2008 and 2007, respectively. The assumed conversion of our Series A Convertible Preferred Stock is 49.6 million and our Series B Convertible Preferred Stock is 9.1 million shares.

29.	Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2008 and 2007:

(In thousands, except per share data)	March 30	June 29	September 28	December 31
2008 Two-Class Method
Net income (loss)	$4,192	$(11,859)	$(23,908)	$(16,898)
Less: accretion of convertible preferred stock and beneficial conversion feature	1,255	1,255	1,255	1,256
Less: preferred stock dividends	1,191	1,625	1,951	2,043

Net income (loss) applicable to common stockholders	$1,746	$(14,739)	$(27,114)	$(20,197)
Income (loss) from discontinued operations	6,146	(5,769)	403	(11)

Net loss from continuing operations	(4,400)	(8,970)	(27,517)	(20,186)

Amount allocable to common stockholders from continuing operations	100%	100%	100%	100%
Amount allocable to common stockholders from discontinued operations	41%	100%	41%	100%
Net loss from continuing operations allocated to common stockholders	(4,400)	(8,970)	(27,517)	(20,186)
Net income (loss) from discontinued operations allocable to common stockholders	$2,515	$(5,769)	$165	$(11)

Basic weighted average number of common shares	40,624	40,624	40,624	40,624
Diluted weighted average number of common shares	40,812	40,624	40,664	40,664

Basic income (loss) per share – Two-Class Method
Continuing operations	$(0.11)	$(0.22)	$(0.68)	$(0.50)
Discontinued operations	0.06	(0.14)	0.00	0.00

Net loss per common share	$(0.05)	$(0.36)	$(0.68)	$(0.50)

Diluted income (loss) per share – Two-Class Method
Continuing operations	$(0.11)	$(0.22)	$(0.68)	$(0.50)
Discontinued operations	0.06	(0.14)	0.00	0.00

Net loss per common share	$(0.05)	$(0.36)	$(0.68)	$(0.50)

2007 Two Class Method

Net income (loss) available to common stockholders	$(3,002)	$13,299	$(3,477)	$(105,047)
Plus: accretion of convertible preferred stock and beneficial conversion feature	852	1,255	1,255	1,256
Plus: preferred stock dividends	10,118	1,000	1,104	1,062

Income (loss) available to common stockholders in addition to assumed conversions	$(13,972)	$11,044	$(5,836)	$(107,365)

Income (loss) from discontinued operations	3,034	2,388	765	(27,770)

Net income (loss) from continuing operations available to common stockholders in addition to assumed conversions	(17,006)	8,656	(6,601)	(79,595)

Amount allocable to common stockholders from continued operations	100%	25%	100%	100%
Amount allocable to common stockholders from discontinued operations	100%	25%	25%	100%
Net income (loss) from continuing operations allocable to common stockholders	$(17,006)	$2,164	$(6,601)	$(79,595)
Net income (loss) from discontinued operations allocable to common stockholders	$3,034	$597	$191	$(27,770)

Basic weighted average number of common shares	15,132	15,176	15,178	30,667
Diluted weighted average number of common shares	15,132	15,176	15,178	30,667

Basic income (loss) per share – Two-Class Method
Continuing operations	$(1.12)	$0.14	$(0.43)	$(2.60)
Discontinued operations	0.20	0.04	0.01	(0.91)

Net income (loss) per common share	$(0.92)	$0.18	$(0.42)	$(3.51)

Diluted income (loss) per share – Two-Class Method
Continuing operations	$(1.12)	$0.14	$(0.43)	$(2.60)
Discontinued operations	0.20	0.04	0.01	(0.91)

Net income (loss) per common share	$(0.92)	$0.18	$(0.42)	$(3.51)

Net income (loss) and earnings per share for the period ended December 31, 2007, have been corrected to reflect an immaterial error of approximately $1.3 million related to the adjustment of the preferred stock embedded derivative fair value, inventory, and foreign currency resulting in previously reported net income (loss) available to common stockholders and loss per common share being reduced to $(105,047) and $3.51, respectively.

30.	Condensed Consolidating Financial Information

The following tables present condensed consolidating financial information for: (a) Wolverine Tube, Inc. (the Parent) on a stand-alone basis; (b) on a combined basis, the guarantors of the 10.5% Senior Notes (Subsidiary Guarantors), which include TF Investor, Inc.; Tube Forming, L.P.; Wolverine Finance, LLC; Small Tube Manufacturing, LLC; Wolverine Joining Technologies, LLC; WT Holding Company, Inc.; and Tube Forming Holdings, Inc.; and (c) on a combined basis, the Non-Guarantor Subsidiaries, which include Wolverine Tube (Canada) Inc.; 3072452 Nova Scotia Company; 3072453 Nova Scotia Company; 3072996 Nova Scotia Company; 3226522 Nova Scotia Ltd.; Wolverine Tube Canada Limited Partnership; Wolverine Tube (Shanghai) Co., Limited, Wolverine Metal Shanghai Company Ltd.; Wolverine European Holdings BV; Wolverine Tube Europe BV; Wolverine Tube, BV; Wolverine Tubagem (Portugal), Lda; Wolverine Joining Technologies Canada, Inc.; WLVN de Latinoamerica, S. de R.L. de C.V.; WLV Mexico, S. de R.L. de C.V.; and DEJ 98 Finance LLC. Each of the Subsidiary Guarantors is 100% owned by the Parent with the exception of Wolverine Tube (Shanghai) Co., Limited, which is 50% owned with Wieland. The guarantees issued by each of the Subsidiary Guarantors are full, unconditional, joint, and several. Accordingly, separate financial statements of the 100% owned Subsidiary Guarantors are not presented because the Subsidiary Guarantors are jointly, severally and unconditionally liable under the guarantees, and we believe separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors. Furthermore, there are no significant legal restrictions on the Parent’s ability to obtain funds from its subsidiaries by dividend or loan.

The Parent is comprised of manufacturing operations and certain corporate management, sales and marketing, information services, and finance and administrative functions located in Alabama, Oklahoma, and Tennessee.

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Year Ended December 31, 2008

(In thousands)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$574,490	$135,014	$120,685	$(14,388)	$815,801
Cost of goods sold	561,537	132,162	109,619	(14,388)	788,930

Gross profit	12,953	2,852	11,066	—	26,871
Selling, general and administrative expenses	22,369	2,345	2,002	—	26,716
Net gain on divestitures	(23,588)	—	(2,760)	—	(26,348)
Advisory fees and expenses	984	—	—	—	984
Goodwill impairment	—	44,747	1,813	—	46,560
Restructuring and impairment charges	4,374	—	1,446	—	5,820

Operating income (loss)	8,814	(44,240)	8,565	—	(26,861)
Other expenses (income):
Interest expense, net	17,815	(427)	(32)	—	17,356
Amortization expense	2,698	—	356	—	3,054
Loss on sale of receivables	—	—	484	—	484
Embedded derivative mark to fair value	—	—	(3)	—	(3)
Other (income) expense, net	425	484	(305)	—	604
Equity in earnings (loss) of subsidiaries	(38,944)	—	—	38,944	—

Income (loss) from continuing operations before minority interest	(51,068)	(44,297)	8,065	38,944	(48,356)
Minority interest	541	—	—	—	541
Equity income from unconsolidated subsidiary	(332)	—	—	—	(332)
Income tax expense (benefit)	(2,035)	469	2,243	—	677

Income (loss) from continuing operations	(49,242)	(44,766)	5,822	38,944	(49,242)
Income from discontinued operations	769	—	—	—	769

Net income (loss)	(48,473)	(44,766)	5,822	38,944	(48,473)

Less: Accretion of convertible preferred stock and beneficial conversion feature	5,021	—	—	—	5,021
Preferred stock dividends	6,810	—	—	—	6,810

Net income (loss) applicable to common shares	$(60,304)	$(44,766)	$5,822	$38,944	$(60,304)

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Year Ended December 31, 2007

(In thousands)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$876,229	$135,829	$120,895	$(121,934)	$1,011,019
Cost of goods sold	849,732	122,841	110,178	(121,934)	960,817

Gross profit	26,497	12,988	10,717	—	50,202
Selling, general and administrative expenses	26,027	2,774	1,627	—	30,428
Advisory fees and expenses	6,014	—	—	—	6,014
Restructuring and other charges	72,594	—	2,503	—	75,097

Operating income (loss)	(78,138)	10,214	6,587	—	(61,337)
Other expenses (income):
Interest expense, net	13,149	(2,994)	11,170	—	21,325
Amortization expense	1,588	—	903	—	2,491
Loss on sale of receivables	—	—	2,531	—	2,531
Embedded derivative mark to fair value	(15,755)	—	—	—	(15,755)
Other (income) expense, net	2,381	761	(1,903)	—	1,239
Equity in earnings (loss) of subsidiaries	(774)	—	—	774	—

Income (loss) from continuing operations before income taxes	(80,275)	12,447	(6,114)	774	(73,168)
Income tax expense (benefit)	(3,631)	5,586	1,521	—	3,476

Net income (loss) from continuing operations	(76,644)	6,861	(7,635)	774	(76,644)
Loss from discontinued operations	(21,583)	—	—	—	(21,583)

Net income (loss)	(98,227)	6,861	(7,635)	774	(98,227)

Less: Accretion of convertible preferred stock and beneficial conversion feature	4,618	—	—	—	4,618
Preferred stock dividends	13,284	—	—	—	13,284

Net income (loss) applicable to common shares	$(116,129)	$6,861	$(7,635)	$774	$(116,129)

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

December 31, 2008

(In thousands)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$18,778	$—	$14,759	$—	$33,537
Restricted cash	37,173	1	564	—	37,738
Accounts receivable, net	4,362	8,338	25,926	—	38,626
Inventories	18,605	23,366	11,313	—	53,284
Assets held for sale	3,680	—	—	—	3,680
Derivative assets	291	—	—	—	291
Prepaid expenses and other assets	1,514	3,575	291	—	5,380

Total current assets	84,403	35,280	52,853	—	172,536
Property, plant and equipment, net	23,033	14,644	14,327	—	52,004
Intangible assets and deferred charges, net	2,588	5	41	—	2,634
Notes receivable	—	—	585	—	585
Investment in unconsolidated subsidiary	9,373	—	—	—	9,373
Investments in subsidiaries	357,759	325	—	(358,084)	—

Total assets	$477,156	$50,254	$67,806	$(358,084)	$237,132

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$16,190	$12,315	$6,208	$—	$34,713
Accrued liabilities	14,352	2,684	1,999	—	19,035
Derivative liabilities	5,415	—	—	—	5,415
Short-term borrowings	19,745	—	14	—	19,759
Deferred income taxes	1,561	(211)	251	—	1,601
Intercompany balances, net	261,022	(239,316)	(21,706)	—	—

Total current liabilities	318,285	(224,528)	(13,234)	—	80,523
Deferred income taxes, non-current	3,549	(3,549)	—	—	—
Long-term debt	117,911	—	—	—	117,911
Pension liabilities	45,552	—	—	—	45,552
Postretirement benefit obligation	3,375	—	1,287	—	4,662
Accrued environmental remediation	9,628	—	—	—	9,628
Other liabilities	2,981	—	—	—	2,981

Total liabilities	501,281	(228,077)	(11,947)	—	261,257

Preferred stock	23,608	—	—	—	23,608
Stockholders’ equity (deficit)	(47,733)	278,331	79,753	(358,084)	(47,733)

Total liabilities, convertible preferred stock and stockholders’ equity	$477,156	$50,254	$67,806	$(358,084)	$237,132

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

December 31, 2007

(In thousands)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$37,981	$—	$25,322	$—	$63,303
Restricted cash	1,446	1	679	—	2,126
Accounts receivable, net	56,380	17,860	34,158	—	108,398
Inventories	38,278	39,511	26,953	—	104,742
Assets held for sale	10,622	25,447	6,932	—	43,001
Derivative assets	975	—	—	—	975
Prepaid expenses and other assets	6,092	3,990	1,479	—	11,561

Total current assets	151,774	86,809	95,523	—	334,106
Property, plant and equipment, net	25,641	15,001	28,436	—	69,078
Goodwill	—	44,747	1,956	—	46,703
Intangible assets and deferred charges, net	3,774	5	505	—	4,284
Deferred income taxes, non-current	6,493	(6,493)	—	—	—
Notes receivable	—	—	815	—	815
Investments in subsidiaries	445,001	325	—	(445,326)	—

Total assets	$632,683	$140,394	$127,235	$(445,326)	$454,986

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$19,575	$19,042	$17,244	$—	$55,861
Accrued liabilities	17,485	2,411	6,176	—	26,072
Derivative liabilities	925	—	—	—	925
Liabilities of discontinued operations	—	1,853	—	—	1,853
Short-term borrowings	89,898	—	1,041	—	90,939
Deferred income taxes	1,000	(525)	202	—	677
Intercompany balances, net	251,703	(202,677)	(49,026)	—	—

Total current liabilities	380,586	(179,896)	(24,363)	—	176,327
Deferred income taxes, non-current	2,375	—	689	—	3,064
Long-term debt	146,021	—	—	—	146,021
Pension liabilities	17,616	—	—	—	17,616
Postretirement benefits obligation	5,176	—	13,600	—	18,776
Accrued environmental remediation	9,185	—	12,273	—	21,458
Other liabilities	112	—	—	—	112

Total liabilities	561,071	(179,896)	2,199	—	383,374
Preferred stock	4,393	—	—	—	4,393
Stockholders’ equity (deficit)	67,219	320,290	125,036	(445,326)	67,219

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$632,683	$140,394	$127,235	$(445,326)	$454,986

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Year Ended December 31, 2008

(In thousands)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net income (loss) from continuing operations	$(49,242)	$(44,766)	$5,822	$38,944	$(49,242)
Net income (loss) from discontinued operations	769	—	—	—	769

Net income (loss)	$(48,473)	$(44,766)	$5,822	$38,944	$(48,473)
Depreciation	3,602	1,995	1,458	—	7,055
Amortization	2,708	—	471	—	3,179
Deferred income taxes	8,737	(10,127)	(559)	—	(1,949)
Stock compensation expense	847	—	—	—	847
Impairment of assets held for sale and Goodwill	390	44,747	1,813	—	46,950
Net gain on divestitures	(33,409)	—	7,061	—	(26,348)
Non-cash environmental and other restructuring charges	1,985	—	(2,544)	—	(559)
Gain on early extinguishment of debt	(858)	—	—	—	(858)
Minority interest	541	—	—	—	541
Equity in earnings of unconsolidated subsidiary	(332)	—	—	—	(332)
Equity in earnings of subsidiaries	38,944	—	—	(38,944)	—
Changes in operating assets and liabilities	73,357	1,550	(36,447)	—	38,460

Net cash provided by (used in) continuing operating activities	47,270	(6,601)	(22,925)	—	17,744
Net cash used in discontinued operating activities	(9,754)	—	—	—	(9,754)

Net cash provided by (used in) operating activities	37,516	(6,601)	(22,925)	—	7,990

Investing Activities:
Additions to property, plant, and equipment	(1,516)	(1,599)	(706)	—	(3,821)
Proceeds from sale of assets	7,012	—	(572)	—	6,440
Purchase of patents	(368)	—	—	—	(368)
Proceeds from sale of interest in Chinese subsidiary	19,419	—	—	—	19,419
Change in restricted cash	(35,727)	—	115	—	(35,612)

Net cash used in continuing investing activities	(11,180)	(1,599)	(1,163)	—	(13,942)
Net cash provided by discontinued investing activities	64,796	—	—	—	64,796

Net cash provided by (used in) investing activities	53,616	(1,599)	(1,163)	—	50,854

Financing Activities:
Issuance of preferred stock	14,194	—	—	—	14,194
Financing fees and expenses paid	(1,734)	—	(161)	—	(1,895)
Payment of dividends	(2,042)	—	—	—	(2,042)
Payments under revolving credit facilities and other debt	—	—	(968)	—	(968)
Purchase of senior notes	(97,661)	—	—	—	(97,661)
Intercompany borrowings (payments)	974	8,200	(9,174)	—	—

Net cash provided by (used in) continuing financing activities	(86,269)	8,200	(10,303)	—	(88,372)
Net cash provided by discontinued financing activities	1	—	—	—	1

Net cash provided by (used in) financing activities	(86,268)	8,200	(10,303)	—	(88,371)
Effect of exchange rate on cash and cash equivalents	(24,067)	—	23,828	—	(239)

Net decrease in cash and cash equivalents	(19,203)	—	(10,563)	—	(29,766)
Cash and cash equivalents at beginning of period	37,981	—	25,322	—	63,303

Cash and cash equivalents at end of period	$18,778	$—	$14,759	$—	$33,537

Wolverine Tube, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Year Ended December 31, 2007

(In thousands)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Income (loss) from continuing operations	$(76,644)	$6,861	$(7,635)	$774	$(76,644)
Loss from discontinued operations	(21,583)	—	—	—	(21,583)

Net income (loss)	$(98,227)	$6,861	$(7,635)	$774	$(98,227)
Depreciation	6,172	2,148	1,208	—	9,528
Amortization	1,665	—	921	—	2,586
Deferred income taxes	5,953	(3,113)	(73)	—	2,767
Impairment of assets held for sale	48,983	—	—	—	48,983
Loss on disposal of fixed assets	(1)	40	7	—	46
Non-cash environmental, restructuring and other charges	8,482	—	2,095	—	10,577
Change in fair value of embedded derivative	(15,755)	—	—	—	(15,755)
Stock compensation expense	2,629	—	—	—	2,629
Purchase of accounts receivable	—	—	(43,882)	—	(43,882)
Equity in earnings of subsidiaries	774	—	—	(774)	—
Changes in operating assets and liabilities	(42,589)	(5,214)	72,166	—	24,363

Net cash provided by (used in) continuing operating activities	(60,331)	722	24,807	—	(34,802)
Net cash provided by discontinued operating activities	11,588	—	—	—	11,588

Net cash provided by (used in) operating activities	(48,743)	722	24,807	—	(23,214)

Investing Activities
Additions to property, plant and equipment	(323)	(641)	(1,744)	—	(2,708)
Proceeds from sale of assets	375	—	—	—	375
Purchase of patents	(176)	—	—	—	(176)
Change in restricted cash	2,514	—	989	—	3,503
Investment purchases	(1,618)	—	—	—	(1,618)

Net cash used in continuing investing activities	772	(641)	(755)	—	(624)
Net cash used in discontinued investing activities	(1,309)	—	—	—	(1,309)

Net cash used in investing activities	(537)	(641)	(755)	—	(1,933)

Financing Activities
Issuance of preferred stock	45,179	—	—	—	45,179
Proceeds from common stock rights offering	27,510	—	—	—	27,510
Financing fees and expenses paid	(213)	—	103	—	(110)
Payment of dividends	(2,958)	—	—	—	(2,958)
Payments under revolving credit facilities and other debt	(1,971)	(86)	(1,606)	—	(3,663)
Borrowings from revolving credit facilities and other debt	—	—	230	—	230
Other financing activities	77	—	—	—	77
Intercompany borrowings (payments)	21,213	5	(21,218)	—	—

Net cash provided by (used in) continuing financing activities	88,837	(81)	(22,491)	—	66,265
Net cash used in discontinued financing activities	(24)	—	—	—	(24)

Net cash provided by (used in) financing activities	88,813	(81)	(22,491)	—	66,241
Effect of exchange rate on cash and equivalents	(4,311)	—	9,166	—	4,855

Net increase in cash and equivalents	35,222	—	10,727	—	45,949
Cash and cash equivalents at beginning of period	2,759	—	14,595	—	17,354

Cash and equivalents at end of period	$37,981	$—	$25,322	$—	$63,303

31.	Preferred Stock and Embedded Derivatives

We completed a private placement of 50,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”) pursuant to a Preferred Stock Purchase Agreement among the Company, The Alpine Group, Inc. and a fund managed by Plainfield Asset Management LLC, for $50 million on February 16, 2007. In accordance with the provisions of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, the net proceeds from the issuance of the Preferred Stock were allocated to a freestanding written option available to the holders to increase their number of shares of Preferred Stock based upon the results of a subsequent stockholder rights offering, with the residual value allocated to the Preferred Stock. For the year ended December 31, 2007, we recorded pre-tax non-cash income of $15.8 million to mark to fair value the embedded derivative associated with the Preferred Stock written option, which brought the embedded derivative value to zero. Therefore, there is no subsequent mark to fair value adjustments recorded for this derivative in future periods.

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

We did not have a sufficient number of authorized shares of common stock available to fully settle the conversion options embedded in the Preferred Stock upon issuance on February 16, 2007. Accordingly, as a result of not meeting the criteria of EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and therefore not being eligible for the 11A scope exception in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), the fair value of this option was determined and the related derivative liability bifurcated from the underlying Preferred Stock balance and included as a component of current liabilities at the time of the issuance. In addition, subsequent issuance of stock options by us (see Note 23, Stock-Based Compensation Plans) further reduced the available shares, necessitating a subsequent valuation of the conversion feature related to the additional shares of Preferred Stock not convertible of this additional embedded derivative as of March 29, 2007. Additionally, this transaction resulted in recording a deemed dividend of $9.6 million in the first quarter of 2007 for the difference in the proceeds allocated to the Preferred Stock and the fair value of the conversion option that required liability classification.

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

In addition, the discount of the Preferred Stock resulting from the allocations discussed above was accreted during 2008 and 2007 on a straight-line basis over the period from the date of issuance and will continue to be accreted to the earliest redemption date as a deemed dividend. The balance remaining as of December 31, 2008 and 2007 was $40.6 million and $45.6 million, respectively.

32.	Related-Party Transactions

On February 16, 2007, the Company closed the Preferred Stock Purchase Agreement with Alpine and Plainfield providing for the issuance and sale of 50,000 shares of Series A Convertible Preferred Stock of the Company, at a price of $1,000 per share, for a total purchase price of $50,000,000. Following the completion of our common stock rights offering, Alpine purchased an additional 4,494 shares of Series A Convertible Preferred Stock on January 25, 2008 for $4.5 million in order to maintain the fully diluted ownership by Alpine and Plainfield in Wolverine at 55.0%. On March 20, 2008 Alpine purchased 10,000 shares of Series B Convertible Preferred Stock, which have substantially the same terms and conditions as the Series A Convertible Preferred Stock except that the initial rate of interest on the Series B Convertible Preferred Stock is 8.5% and could increase to 10.5% if the underlying shares of common stock into which the Series B Convertible Preferred Stock can be converted are not successfully registered for resale. The 10,000 shares were issued at the $1.10 conversion price and are convertible into 9.1 million shares of stock.

The Company and Alpine entered into a management agreement at closing of the initial transaction for a two-year period pursuant to which Alpine will provide the Company with certain services in exchange for an annual fee of $1,250,000 and reimbursement of reasonable and customary expenses incurred by Alpine. For the year ended December 31, 2008, the Company paid Alpine management fees in the amount of $1,250,000 and reimbursed customary and reasonable expenses in the amount of $31,195. For the year ended December 31, 2007, the Company paid Alpine management fees in the amount of $1,041,667 and reimbursed customary and reasonable expenses in the amount of $118,918. The Company has renewed the management agreement on a month to month basis.

On April 30, 2007, the Company entered into a consulting agreement with Keith Weil, the Company’s former Senior Vice President, International and Strategic Development, which was effective as of February 19, 2007, whereby Mr. Weil agreed to provide consulting and advisory services to the Company. Under the terms of the consulting agreement, for the year ended December 31, 2008 we paid Mr. Weil $279,867 in consulting fees and reimbursed his expenses incurred in connection with his assigned duties in the amount of $3,183. The consulting agreement terminated in January, 2009.

On February 29, 2008, the Company entered into a Consultant Agreement with Mr. James E. Deason, the former Senior Vice President, Chief Financial Officer and Secretary of Wolverine, effective as of January 1, 2008. Mr. Deason provided consulting and advisory services to Wolverine in 2008. Under the terms of the consulting agreement, for 2008 we paid Mr. Deason $165,084 in consulting fees and reimbursed his expenses incurred in connection with his assigned duties in the amount of $4,219 as well as provided certain medical insurance coverage. The consulting agreement terminated on December 31, 2008.

Effective as of January 1, 2008, we entered into a sole source purchasing agreement with Exeon, Inc. (“Exeon”), a wholly owned subsidiary of Alpine, whereby we have agreed to purchase all of our scrap and cathode copper requirements for our Shawnee, Oklahoma and London, Ontario facilities. Under the agreement, we will purchase copper scrap and cathode at substantially the same prices paid prior to entering into the agreement, but with enhanced terms thus improving our working capital usage. However, we believe consolidating our purchases in this manner is more efficient and provides more opportunities to purchase materials from secondary markets since Exeon has been in the scrap reclamation business for a number of years. During 2008, we purchased 75.8 million pounds of copper cathode and scrap from Exeon at the COMEX current month average price. This represented 73.5% of our North America copper purchases for the year. Fees charged by Exeon to purchase copper cathode and scrap on our behalf totaled $0.5 million for the year. These fees approximate our cost to perform the same services in-house. As of December 31, 2008, the amount payable to Exeon was $1.7 million and we had $10.8 million of restricted cash related to margin deposits with Exeon.

33.	Subsequent Events

On February 26, 2009, the Company announced the commencement of an Exchange Offer to each of the holders of its 10.5% Senior Notes and its 10.5% Senior Exchange Notes due 2009 for Senior Secured Notes due 2012. The Exchange Offer was extended and amended on March 23, 2009, April, 2, 2009, April 15, 2009, and April 21, 2009. On April 21, 2009, the Company announced that it had received tenders with respect to $83.3 million in aggregate principal amount of the 10.5% Senior Notes, representing 84% of the outstanding 10.5% Senior Notes of $99.4 million. Including the $38.3 million in principal amount of the 10.5% Senior Exchange Notes, holders of $121.6 million, or 88%, of the Company’s $137.7 million 10.5% Senior Notes and 10.5% Senior Exchange Notes agreed to exchange their notes for the 15% Senior Secured Notes due 2012. The Company closed the Exchange offer on April 28, 2009. The Company redeemed $16.1 million of the 10.5% Senior Notes and paid a 3% exchange fee to holders of the 10.5% Senior Notes and 10.5% Senior Exchange Notes that exchanged their notes for the 15% Senior Secured Notes.

The terms of the Exchange Offer and new 15% Senior Secured Notes are as follows:

The Senior Secured Notes will mature on March 31, 2012. We will pay interest on the Senior Secured Notes at 15% per annum until maturity, of which 10% is payable in cash and 5% is payable by issuing additional Senior Secured Notes (“PIK Notes”); provided however, that (a) if the outstanding principal amount of Senior Secured Notes at the close of business on March 31, 2010 exceeds $90 million, the interest rate will increase to 16%, of which 10% will be payable in cash and 6% will be payable in PIK Notes, and (b) if the outstanding principal amount of Senior Secured Notes at the close of business on March 31, 2011 exceeds $60 million, the interest rate will increase to 17%, of which 10% will be payable in cash and 7% will be payable in PIK Notes. We will pay interest semiannually on March 31 and September 30 of each year, commencing September 30, 2009. Interest will be computed on the basis of a 360-day year of twelve 30-day months.

The Senior Secured Notes are secured on a first-priority basis by substantially all of our assets and those of the subsidiary guarantors and will rank pari passu in right of payment with all of our existing and future senior indebtedness and senior in right of payment to all of our future subordinated indebtedness, if any. The Guarantee and Collateral Agreement provides for the unconditional guarantee by the subsidiary guarantors of the payment of the principal and interest on the Senior Secured Notes and the performance by us of all other obligations under the indenture.

At any time and from time to time, we may redeem all or a part of the Senior Secured Notes upon not less than 30 nor more than 60 days’ notice, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, on the Senior Secured Notes redeemed to the applicable redemption date, subject to the rights of holders on the relevant record date to receive interest on the relevant interest payment date. Unless we default in the payment of the redemption price, interest will cease to accrue on the Senior Secured Notes or portions thereof called for redemption on the applicable redemption date. Under the indenture, we are not required to make mandatory redemption or sinking fund payments with respect to the Senior Secured Notes; provided however, that if the Company grants any liens to lenders under a credit agreement, we will issue a notice of redemption to redeem an amount of Senior Secured Notes equal to 55% of “eligible NAFTA inventory” and “eligible NAFTA accounts receivable” (in each case as such terms are defined in such credit agreement). A notice of redemption will be delivered immediately prior to or concurrently with the closing of such credit agreement.

The indenture related to the Senior Secured Notes contains covenants that limit the ability of the Company and our subsidiaries to incur additional indebtedness; pay dividends or distributions on, or redeem or repurchase capital stock; make investments; issue or sell capital stock of subsidiaries; engage in transactions with affiliates; create liens on assets; transfer or sell assets; guarantee indebtedness; restrict dividends or other payments of subsidiaries; consolidate, merge or transfer all or substantially all of its assets and the assets of its subsidiaries; and engage in sale/leaseback transactions. These covenants are subject to important exceptions and qualifications.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Wolverine Tube, Inc.:

We have audited the accompanying consolidated balance sheets of Wolverine Tube, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule II. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wolverine Tube, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

The accompanying consolidated financial statements and schedule have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company does not currently have additional borrowing capacity, and future funding requirements with respect to its liquidity requirements could vary materially from the Company’s current estimates. Those matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 1. The consolidated financial statements and schedule do not include any adjustments that might result from the outcome of this uncertainty.

June 11, 2009

WOLVERINE TUBE , INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Deductions	Balance End of Period
(In thousands)
YEAR ENDED DECEMBER 31, 2008:

Reserve for sales returns and allowances	$386	$(252)	$—	$(11)	$123

Allowances for doubtful accounts	$613	$(172)	$—	$1	$442

Deferred tax valuation allowance	$44,681	$(12,158)	$(3,025)	$—	$29,498
Maintenance, Repair and Operations reserve	$8,436	$1,220	$(2,128)	$—	$7,528

YEAR ENDED DECEMBER 31, 2007:

Reserve for sales returns and allowances	$205	$173	$—	$8	$386

Allowances for doubtful accounts	$460	$91	$—	$62	$613

Deferred tax valuation allowance	$56,339	$32,342	$(44,000)	$—	$44,681
Maintenance, Repair, and Operations reserve	$5,753	$7,236	$(4,553)	$—	$8,436

(1)	Reduction of reserve, net of translation adjustments, for actual sales returns and allowances.
(2)	Uncollectible accounts written off from both continuing and discontinued operations, net of translation adjustments and recoveries.

EXHIBIT INDEX

Exhibit Number	Description
10.51*	Summary of Named Executive Officer Compensation

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement