Form 10-K/A
period 2008-12-31
WOLVERINE TUBE INC
filed 2009-07-08
CIK 821407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number 1-12164

WOLVERINE TUBE, INC.

(Exact name of registrant as specified in its charter)

Delaware	63-0970812
(State of Incorporation)	(IRS Employer Identification No.)

200 Clinton Avenue West, 10th Floor Huntsville, Alabama	35801
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

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

EXPLANATORY NOTE

On June 11, 2009, Wolverine Tube, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “Original Filing”). The Company hereby amends its Annual Report on Form 10-K to amend the conformed signatures of KPMG LLP (“KPMG”) on the “Report of Independent Registered Public Accounting Firm” and the Exhibit 23.1 “Consent of Independent Registered Public Accounting Firm” (collectively the “Amendment”). These conformed signatures were inadvertently omitted from the Original Filing. In addition, we are correcting certain drafting errors in Notes 3 and 14.

Except as described above, no other changes have been made to the Original Filing, and this Amendment does not amend, update or change any other items or disclosures in the Original Filing. This Amendment does not reflect events occurring after the Original Filing. Other than including the conformed signatures of KPMG on each of KPMG’s reports and corrections for drafting errors in Notes 3 and 14, this Amendment does not modify or update in any way the disclosures in the Company’s Original Filing.

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

/s/ KPMG LLP

Birmingham, Alabama
June 10, 2009