Form 10-K/A
period 2008-12-31
WOLVERINE TUBE INC
filed 2009-07-30
CIK 821407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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
(Do not check if smaller reporting company)

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

EXPLANATORY NOTE

This Amendment No. 2 to the Wolverine Tube, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 is being filed for the sole purpose of correcting a typographical error in the Amendment No. 1 to the Form 10-K filed on July 8, 2009.  The “Report of Independent Registered Public Accounting Firm” and Exhibit 23.1 “Consent of Independent Registered Public Accounting Firm” contained an incorrect date of June 10, 2009.  The date should have been June 11, 2009.

This Amendment does not amend, update or change any other items or disclosures in the Original Filing and does not reflect events occurring after the Original Filing. No other changes are being made by means of this filing.

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

/s/ KPMG LLP

Birmingham, Alabama
June 11, 2009

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

WOLVERINE TUBE, INC.

July 30, 2009	By:	/s/ David A. Owen
David A. Owen
Senior Vice President, Chief Financial Officer and Secretary