Form 10-Q
period 2009-04-05
WOLVERINE TUBE INC
filed 2009-08-17
CIK 821407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 5, 2009
OR
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from______ to ______ .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☐   NO  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date:
Class	Outstanding as of August 14, 2009
Common Stock, $0.01 Par Value	40,623,736 Shares

WOLVERINE TUBE, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 5, 2009

TABLE OF CONTENTS

PART I           FINANCIAL INFORMATION

Item 1.             Financial Statements

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
(In thousands except per share amounts)	April 5, 2009	March 30, 2008
Net sales	$109,602	$201,458
Cost of goods sold	106,027	190,455
Gross profit	3,575	11,003
Selling, general and administrative expenses	5,650	6,935
Net (gain) on divestitures	—	(5,383)
Advisory fees and expenses	298	524
Restructuring and impairment charges	792	3,938
Operating income (loss)	(3,165)	4,989
Other (income) expense:
Interest expense, net	3,531	4,941
Amortization expense	741	697
Loss on sale of receivables	—	104
Other, net	(221)	19
Income (loss) from continuing operations before non-controlling interest, equity in earnings
of unconsolidated subsidiary and income taxes	(7,216)	(772)
Non-controlling interest	—	81
Equity in earnings of unconsolidated subsidiary	(341)	—
Income tax expense	360	1,101
Income (loss) from continuing operations	(7,235)	(1,954)
Income from discontinued operations, net of taxes	—	6,146
Net income (loss)	(7,235)	4,192
Accretion of convertible preferred stock	1,255	1,255
Preferred stock dividends	2,108	1,191
Net income (loss) applicable to common shares	$(10,598)	$1,746

Net income (loss) per common share—Basic and Diluted
Continuing operations	$(0.26)	$(0.11)
Discontinued operations	—	0.06
Net (loss) per common share	$(0.26)	$(0.05)

Shares used in computing income (loss) per share:
Basic and diluted	40,624	40,624

See accompanying notes to the condensed consolidated financial statements.

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands except share and per share amounts)	April 5, 2009	December 31, 2008
Assets
Current assets
Cash and cash equivalents	$54,193	$33,537
Restricted cash	11,997	37,738
Accounts receivable, net of allowance for doubtful accounts of $407 in 2009
and $392 in 2008	39,016	38,626
Inventories	46,266	53,284
Assets held for sale	—	3,680
Derivative assets	1,614	291
Prepaid expenses and other assets	4,021	5,380
Total current assets	157,107	172,536
Property, plant and equipment, net	55,254	52,004
Intangible assets and deferred charges, net	2,567	2,634
Notes receivable	562	585
Investment in unconsolidated subsidiary	9,714	9,373
Total assets	$225,204	$237,132

Liabilities and Accumulated Deficit
Current liabilities
Accounts payable	$26,829	$34,713
Accrued liabilities	14,811	13,250
Derivative liabilities	3,030	5,415
Deferred income taxes	1,253	1,601
Short-term borrowings	17,496	16,112
Total current liabilities	63,419	71,091
Long-term debt	121,558	121,558
Pension liabilities	45,755	45,552
Postretirement benefits obligation	4,467	4,662
Accrued environmental remediation	9,540	9,628
Accrued dividends	7,584	5,476
Other liabilities	3,128	3,290
Total liabilities	255,451	261,257
Series A Convertible Preferred Stock, par value $1,000 per share, 90,000 shares authorized; 54,494 shares issued and outstanding as of April 5, 2009 and
December 31, 2008	15,163	13,908
Series B Convertible Preferred Stock, par value $1,000 per share, 25,000 shares authorized; 10,000 shares issued and outstanding as of April 5, 2009 and
December 31, 2008	9,700	9,700
Accumulated deficit
Common stock, par value $0.01 per share; 180,000,000 shares authorized;
40,623,736 shares issued and outstanding as of April 5, 2009 and December 31,
2008	406	406
Additional paid-in capital	141,420	142,588
Accumulated deficit	(160,624)	(151,281)
Accumulated other comprehensive income (loss), net	(36,312)	(39,446)
Total accumulated deficit	(55,110)	(47,733)
Total liabilities, convertible preferred stock and accumulated deficit	$225,204	$237,132

See accompanying notes to the condensed consolidated financial statements.

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three months ended
(In thousands)	April 5, 2009	March 30, 2008
Operating Activities
Loss from continuing operations	$(7,235)	$(1,954)
Income from discontinued operations	—	6,146
Net income (loss)	(7,235)	4,192
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	1,446	1,625
Amortization	778	717
Deferred income taxes	(336)	(26)
Gain on sale of fixed assets	(273)	—
Gain on extinguishment of debt	—	(600)
Non-controlling interest in Chinese subsidiary	—	81
Equity in earnings of unconsolidated subsidiary	(341)	—
Impairment of assets held for sale	—	353
Non-cash environmental, restructuring and other charges	110	(5,534)
Stock compensation expense	85	115
Changes in operating assets and liabilities:
Accounts receivable, net	(772)	(22,796)
Inventories	6,564	(12,352)
Income taxes	238	105
Prepaid expenses and other	(822)	455
Accounts payable	(7,790)	16,450
Accrued liabilities, including pension, postretirement benefit, and environmental	2,754	1,195
Net cash from continuing operating activities	(5,594)	(22,166)
Net cash from discontinued operating activities	(29)	7,964
Net cash from operating activities	(5,623)	(14,202)
Investing Activities
Additions to property, plant and equipment	(1,356)	(1,509)
Proceeds from sale of assets	273	2,253
Purchase of patents	(42)	(226)
Proceeds from sale of interest in Chinese subsidiary	—	9,500
Change in restricted cash	25,741	(5,465)
Net cash from continuing investing activities	24,616	4,553
Net cash from discontinued investing activities	1,200	22,104
Net cash from investing activities	25,816	26,657
Financing Activities
Financing fees and expenses paid	(661)	(1,597)
Payments under revolving credit facilities and other debt	(3)	(300)
Borrowings from revolving credit facilities and other debt	1,325	2
Issuance of preferred stock	—	14,194
Purchase or repayment of senior notes	—	(11,484)
Payment of dividends	—	(1,063)
Net cash from financing activities	661	(248)
Effect of exchange rate on cash and cash equivalents	(198)	(74)
Net increase (decrease) in cash and cash equivalents	20,656	12,133
Cash and cash equivalents at beginning of period	33,537	63,303
Cash and cash equivalents at end of period	$54,193	$75,436

Supplemental disclosure of cash flow:
Interest paid	$52	$5,504
Income taxes paid, net	$297	$420

See accompanying notes to the condensed consolidated financial statements.

Wolverine Tube, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Basis of Reporting for Interim Financial Statements

The accompanying condensed consolidated balance sheet as of December 31, 2008, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements include the accounts of Wolverine Tube, Inc. and its subsidiaries, which are collectively referred to as “Wolverine”,  the “Company”, “we”, “our” or “us”, unless the context otherwise requires.  All significant intercompany transactions have been eliminated in consolidation.

We have prepared the audited condensed consolidated balance sheet as of December 31, 2008 and the unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

The accompanying unaudited interim condensed consolidated financial statements presented herewith reflect all adjustments (consisting of only normal and recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the three month periods ended April 5, 2009 and March 30, 2008. The results for these periods reflect certain operations as discontinued as a result of certain facilities divestitures (see Note 5, Discontinued Operations). Our internal operational reporting cycle (i.e. Sunday closest to quarter end) is used for quarterly financial reporting. The results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

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

The Company believes that its available cash and cash anticipated to be generated through operations is expected to be adequate to fund the Company’s liquidity requirements, although there can be no assurances that the Company will be able to generate such cash. Additionally, the Company does not currently have in effect a revolving credit agreement or other capital commitments to supplement its existing cash and anticipated cash resources, if necessary, to meet its liquidity requirements materially in excess of the Company’s current expectations.  The uncertainty about the Company’s ability to achieve its projected results, the absence of such credit or capital commitments and the uncertainty about the future price of copper which has a substantial impact on working capital raises substantial doubt about the Company’s ability to continue as a going concern.  The Company expects to continue to actively manage and optimize its cash balances and liquidity, working capital, operating expenses and product profitability, although there can be no assurances the Company will be able to do so.

The March 30, 2008 unaudited interim condensed consolidated financial statements and the December 31, 2008 condensed consolidated balance sheet include reclassifications from amounts previously presented on forms 10-Q and 10-Q(A), 10-K and 10-K(A).  The reclassifications relate to amounts included in discontinued versus continuing operations, classifications of accrued dividends from current to long-term and classification of certain amounts between short-term and long-term debt.  Such reclassifications contained herein had no impact, for any period, on previously reported, as amended, net income (loss) or accumulated deficit.

Adoption of New Accounting Policies

As of April 5, 2009, the Company’s significant accounting policies, which are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, have not materially changed  from December 31, 2008, except for the following:

On January 1, 2009, the Company adopted the provisions of SFAS No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 issued by the FASB in March 2008. This statement requires enhanced disclosures about an entity's derivative and hedging activities and thereby improving the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The adoption of SFAS 161 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3 (FSP FAS 142-3), Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company has evaluated the impact of adopting FSP FAS 142-3 and has found it does not have a material impact on our results of operations, financial position or cash flows.

In June 2008, the FASB’s Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 07-5 (EITF 07-5), Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. This EITF Issue provides guidance on the determination of whether such instruments are classified in equity or as a derivative instrument and is effective for the fiscal year beginning on January 1, 2009. The Company has evaluated the impact of adopting EITF 07-5 and has found it does not have a material impact on our results of operations, financial position or cash flows.

In November 2008, the FASB’s EITF reached a consensus on EITF Issue No. 08-6 (EITF 08-6), Equity Method Investment Accounting Considerations.  EITF 08-6 continues to follow the accounting for the initial carrying value of equity method investments in APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, which is based on a cost accumulation model and generally excludes contingent consideration. EITF 08-6 also specifies that other-than-temporary impairment testing by the investor should be performed at the investment level and that a separate impairment assessment of the underlying assets is not required.  An impairment charge by the investee should result in an adjustment of the investor’s basis of the impaired asset for the investor’s pro-rata share of such impairment. In addition, EITF 08-6 reached a consensus on how to account for an issuance of shares by an investee that reduces the investor’s ownership share of the investee. An investor should account for such transactions as if it had sold a proportionate share of its investment with any gains or losses recorded through earnings. EITF 08-6 also addresses the accounting for a change in an investment from the equity method to the cost method after adoption of SFAS No. 160. EITF 08-6 affirms the existing guidance in APB 18, which requires cessation of the equity method of accounting and application of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, or the cost method under APB 18, as appropriate.  EITF 08-6 is effective for transactions occurring on or after December 15, 2008. The Company has evaluated the impact of adopting EITF 08-6 and has found it does not have a material impact on our results of operations, financial position or cash flows.

In December 2008, the FASB issued FASB Staff Position (FSP) FAS 132(R)-1 (FSP FAS 132(R)-1), Employers’ Disclosures about Postretirement Benefit Plan Assets. FSP FAS 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 also includes a technical amendment to FASB Statement No. 132(R), effective immediately, which requires nonpublic entities to disclose net periodic benefit cost for each annual period for which a statement of income is presented. The Company has disclosed net periodic benefit cost in Note 10. The disclosures about plan assets required by FSP FAS 132(R)-1 must be provided for fiscal years ending after December 15, 2009. The Company has evaluated the impact of adopting FSP FAS 132(R)-1 and has found it does not have a material impact on our results of operations, financial position or cash flows.

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 107-1 and APB 28-1 (FSP FAS 107-1), Interim Disclosures about Fair Value of Financial Instruments.  FSP FAS 107-1 amended Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments in interim as well as in annual financial statements.  FSP FAS 107-1 is effective for periods ending after June 15, 2009.  The Company has evaluated the impact of adopting FASP FAS 107-1 and has found it does not have a material impact on our results of operations, financial position or cash flows.

In May 2009, the FASB issued SFAS No. 165 (SFAS 165), Subsequent Events. This standard establishes general standards of accounting for and disclosure events that occur after the balance sheet date but before financial statements are issued.  SFAS 165 is effective for periods beginning after June 15, 2009.  The Company has evaluated the impact of adopting SFAS 165 and has found it does not have a material impact on our results of operations, financial position or cash flows.

In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”).  This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  The Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in its fiscal 2009 annual report.  As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company’s consolidated financial results or financial position.

(2)	Recapitalization Plan

On February 1, 2007, we announced a recapitalization plan which provided significant equity proceeds to Wolverine. We completed the first phase of this recapitalization plan, a private placement of 50,000 shares of Series A Convertible Preferred Stock, for $50.0 million, purchased by The Alpine Group, Inc. (“Alpine”) and a fund managed by Plainfield Asset Management LLC (“Plainfield”) on February 16, 2007, pursuant to a Preferred Stock Purchase Agreement (the “Preferred Stock Purchase Agreement”).  Pursuant to our recapitalization plan, in August 2007, we commenced a common stock rights offering which closed on October 29, 2007. Our stockholders purchased 25,444,592 shares of common stock in the rights offering, resulting in gross proceeds of approximately $28.0 million. Additionally, under the terms of the call option described in the Preferred Stock Purchase Agreement, Alpine purchased an additional 4,494 shares of Series A Convertible Preferred Stock on January 25, 2008 for $4.5 million in order to maintain the fully diluted ownership by Alpine and Plainfield in Wolverine at 55.0%.

We also pursued a financial restructuring plan with respect to our 10.5% and 7.375% Senior Notes, our secured revolving credit facility and our receivables sale facility. In light of market conditions which negatively affected our ability to execute such a comprehensive refinancing strategy, during 2008, we took certain actions to be in a position to retire the 7.375% Senior Notes on their maturity date of August 1, 2008. We extended the maturity of our secured revolving credit facility and our receivables sale facility to February 19, 2009.  In February 2008, we sold substantially all of the assets of our Small Tube Products (“STP”) business for net proceeds of $22.1 million plus a working capital payment to us of approximately $2.8 million. In March 2008 we sold 30.0% of our Wolverine Tube Shanghai Co., Ltd (“WTS”) subsidiary for $9.5 million. On March 20, 2008, Plainfield refinanced $38.3 million of the 7.375% Senior Notes held by it by exchanging them for 10.5% Senior Exchange Notes due March 28, 2009 and Alpine purchased 10,000 shares of our Series B Convertible Preferred Stock for $10.0 million, under terms substantially similar to the Series A Convertible Preferred Stock. On April 21, 2008 we sold our Booneville, Mississippi facility which was closed in January 2008, for $1.4 million.  In July 2008, we sold our London, Ontario wholesale and commercial tube business for net proceeds of approximately $41.2 million.  These actions provided the liquidity required to repurchase or repay the outstanding 7.375% Senior Notes on or before their maturity in August 2008. On February 29, 2008, we repurchased $12.0 million in face amount of our 7.375% Senior Notes at a discount below the face value of the notes, and on April 8, 2008 we repurchased an additional $25.0 million in face amount of our 7.375% Senior Notes, also at a discount below the face value of the notes, leaving $61.4 million in face amount of our 7.375% Senior Notes, which we paid at maturity on August 1, 2008.  On September 15, 2008 we sold an additional 20% of our WTS subsidiary, raising $10.1 million.

On February 26, 2009, we announced the commencement of an offer (the “Exchange Offer”) to each of the holders of our 10.5% Senior Exchange Notes and our 10.5% Senior Notes due March 28, 2009 and April 1, 2009, respectively, to exchange these notes for new notes in order to refinance those maturities.  The Exchange Offer was successfully consummated on April 28, 2009.  $83.3 million of the 10.5% Senior Notes and $38.3 million of the 10.5% Senior Exchange Notes were exchanged for new 15% Senior Secured Notes due March 2012 (the “Senior Secured Notes”). The Senior Secured Notes mature in a lump sum on March 31, 2012. The remaining $16.1 million of 10.5% Senior Notes were repaid on April 28, 2009.  See Note 23, Subsequent Events, for a description of the Exchange Offer and a description of the new Senior Secured Notes. After completing this refinancing, the Company had domestic unrestricted cash balances of approximately $15.0 million on April 28, 2009.

(3)	Restricted Cash

Our liquidity is affected by restricted cash balances, which are included in current assets and are not available for general corporate use.  Restricted cash as of April 5, 2009 and December 31, 2008 was $12.0 million and $37.7 million, respectively.  Restricted cash at April 5, 2009 included $5.7 million related to deposits for margin calls on our metal hedge programs, $5.8 million of deposits to cover our insurance reserves and $0.5 million of other restricted cash deposits.  Restricted cash at December 31, 2008 included $16.9 million related to deposits for margin calls on our metal hedge programs, $5.9 million on deposit to cover our insurance reserves, $14.0 million of deposits to cover our silver consignment facility and $0.9 million of other restricted cash deposits. The silver consignment facility was terminated on February 19, 2009 (see Note 8).

(4)	Investment in Unconsolidated Subsidiary

On March 14, 2008, the Company sold a 30.0% indirect equity interest in Wolverine Tube Shanghai Co., Ltd. (“WTS”) to The Wieland Group (“Wieland”) for $9.5 million. The agreement provided to Wieland an option to purchase between April 2011 and April 2013 an additional 20.0% equity interest in WTS. On September 15, 2008, the Company and Wieland entered into an agreement, which granted to Wieland the right to immediately exercise the option to purchase the additional 20.0% equity interest in WTS for a purchase price of $10.1 million. Following the completion of the exercise of the 20.0% purchase option, Wieland has a 50.0% indirect ownership in the equity of WTS. From September 15, 2008, the results of WTS are accounted for using the equity method because neither party controls WTS. The payment of the $10.1 million is subject to a post-closing adjustment at the end of the first fiscal quarter of WTS in 2011 based upon the financial performance of WTS during the period beginning March 31, 2008 through the end of the first fiscal quarter of 2011. In no event will the Company be required to make a post-closing adjustment payment in excess of $2.5 million to Wieland nor will Wieland be required to make a post-closing adjustment payment in excess of $7.5 million to the Company. The $2.5 million floor has been recorded in accrued liabilities in the Condensed Consolidated Balance Sheets. The total gain on the sale of the 50.0% interest was $12.3 million.

At September 15, 2008, the option to purchase the additional 20.0% equity interest in WTS had a non-cash embedded derivative value of $1.3 million. With the exercise of the purchase option, the embedded derivative has been eliminated. Pursuant to the agreements to purchase the stock, WTS applied for approval under Chinese law to add directors to the Board of WTS and change certain voting and other corporate governance matters of WTS. The parties obtained these approvals on June 29, 2009.

For the quarter ended April 5, 2009, we recorded $0.3 million in equity earnings from our investment in this unconsolidated subsidiary.

(5)	Discontinued Operations

On February 29, 2008, we sold substantially all of the assets and liabilities of our STP business located in Altoona, Pennsylvania. On November 6, 2008, the Company received a working capital settlement in the Company’s favor of approximately $2.8 million. Operating results associated with the STP business for the quarter ended March 30, 2008 are presented as a discontinued operation.

On July 8, 2008, we closed on the sale of our Wolverine Tube Canada, Inc. (“WTCI”) subsidiary located in London, Ontario, Canada. The subsidiary produced wholesale and commercial products for sale in the North American markets. In the transaction, we sold 100% of the issued and outstanding share capital of our wholly owned subsidiary for $41.2 million. In addition, certain currency translation adjustments aggregating approximately $3.6 million included in accumulated other comprehensive income (loss) were reclassified to earnings. Additionally, we sold certain accounts receivable of Wolverine in the amount of $2.4 million, and we received $1.8 million owed by the Canadian subsidiary to Wolverine for inventory purchased prior to the sale. Exiting the WTCI business constitutes an exit of the wholesale business for Wolverine.  Operating results associated with the WTCI business for the period are presented as a discontinued operation.

See the table below for the net income results for the three months ended March 30, 2008 of the discontinued operations:

Three months ended
(In thousands)	March 30, 2008
Net Sales	$71,521
Income (loss) before income taxes	6,146
Income taxes	—
Net income (loss)	$6,146

Net income (loss) per common share - Basic	$0.06
Net income (loss) per common share - Diluted	$0.06

For the three months ended March 30, 2008, STP and WTCI were included in the consolidated tax provision of Wolverine.  As a result of STP’s and WTCI’s accumulated net operating losses, which we believed were more likely than not, unrecoverable, and after providing appropriate valuation allowances for the unrecoverable amounts, we recorded no income tax expense or benefit for discontinued operations during these periods.  See Note 13, Income Taxes.

(6)	Inventories

Inventories are as follows:

(In thousands)	April 5, 2009	December 31, 2008
Finished products	$23,162	$27,990
Work-in-process	11,548	10,646
Raw materials	6,691	9,262
Supplies	4,865	5,386
Total	$46,266	$53,284

Included in finished products are consignment inventories of $9.9 million at April 5, 2009 and $12.3 million at December 31, 2008. These consignments are at various locations throughout the United States.

(7)	Assets Held for Sale

As of December 31, 2008, we had recorded based on the estimated appraisal fair value approximately $3.7 million in assets held for sale related to the property in Decatur, Alabama. The Decatur, Alabama property is in an industrial area in north central Alabama. Issues with the Decatur facility include its size, age, and potential environmental issues depending on the use of the property. Its location on the Tennessee River in water deep enough for mooring or docking commercial or large private vessels has appeal to both commercial and industrial users. We have estimated the fair value of the land net of the cost of demolition and removal of the buildings and building material on the site. We continue to utilize a portion of the Decatur facility for product development and various sales and administrative functions.

During the first quarter of 2009 the land was reclassified from assets held for sale to property, plant and equipment due to the fact the Company has been unable to sell the land. The land is currently on the market and the Company is actively soliciting buyers.

(8)	Financing Arrangements and Debt

Long-term debt consists of the following:

(In thousands)	April 5, 2009	December 31, 2008
Senior Exchange Notes, 10.5%, due March 2009	$38,300	$38,300
Senior Notes, 10.5%, due April 2009	99,400	99,400
Discount on 10.5% Senior Notes and 10.5% Senior Exchange
Notes	—	(44)
Other foreign subsidiaries	1,343	—
Capitalized leases	11	14
Total debt	139,054	137,670
Less short-term borrowings	(17,496)	(16,112)
Total long-term debt	$121,558	$121,558

On April 28, 2009, we refinanced the 10.5% Senior Notes and the 10.5% Senior Exchange Notes (the “Existing Notes”) by exchanging $121.6 million of these notes for Senior Secured Notes for an exchange fee of 3% of the principal balance of the exchanged notes ($3.6 million).  The remaining $16.1 million of Existing Notes were paid in full on April 28, 2009.

Liquidity Facilities

At April 5, 2009, we had no domestic credit facilities in place as all of such facilities expired or were terminated in February 2009. We believe cash on hand and cash generated from operations will be sufficient to meet the Company’s financial obligations in the short term; however, there can be no assurance that this will be the case.  The terms and conditions of the Company’s Senior Secured Notes have a provision that would allow the Company to secure credit facilities under certain conditions prescribed in the Indentures thereto.

As of December 31, 2008, our domestic liquidity facilities consisted of a receivables sale facility of up to $35.0 million and a secured revolving credit facility of up to $19.9 million. In addition, we maintained a silver consignment facility under which we were able to request consignments of silver with an aggregate value up to the lesser of $16.0 million or 85.0% of the aggregate undrawn face amount of letters of credit required to be provided to the facility provider.

Secured Revolving Credit Facility

On April 28, 2005, we entered into an amended and restated secured revolving credit facility with Wachovia Bank. On December 9, 2008 we reduced the maximum aggregate borrowing availability to $19.9 million.  The $19.9 million was fully utilized by various Letters of Credit supporting our silver consignment facility and our insurance programs.  The $19.9 million of Letters of Credit were fully cash collateralized.  This amount is included in our restricted cash balance in our December 31, 2008 Condensed Consolidated Balance Sheet.   This facility matured on February 19, 2009.

Receivables Sale Facility

On April 28, 2005, we established a Receivables Sale Facility.  The limit on the facility was adjusted from time to time and at December 31, 2008 was $35.0 million.  In accordance with the provisions of SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, we included in accounts receivable in our consolidated balance sheets the portion of receivables sold to our special purpose entity receivables finance subsidiary, which have not been resold to the participating banks in the Receivables Sale Facility.  Since there were no outstanding advances under the Receivables Sale Facility at December 31, 2008, the accounts receivable in the Condensed Consolidated Balance Sheet was not impacted.  Availability under our Receivables Sale Facility as of December 31, 2008 was $12.4 million.  The Receivables Sale Facility was terminated on February 19, 2009.

Silver Consignment Facility

On February 16, 2007 we entered into a silver consignment facility with HSBC Bank USA N.A. (HSBC). Under the consignment facility as of December 31, 2008, we were able to from time to time request from HSBC, and HSBC could in its sole discretion provide, consignments of silver with an aggregate value of up to the lesser of (a) $16 million or (b) 85% of the aggregate undrawn face amount of letters of credit required to be provided to HSBC pursuant to the consignment facility. The consignment of silver to us by HSBC under the consignment facility was conditioned on HSBC’s prior receipt and the continued effectiveness of letters of credit in an aggregate amount such that the value of all outstanding consigned silver under the consignment facility was not more than 85% of the aggregate undrawn face amount of the letters of credit. The silver consignment facility terminated on February 19, 2009 and HSBC drew on the letters of credit to cover the cost of the consigned silver that we simultaneously purchased. The balance of the letters of credit was refunded to us by Wachovia.

Under our silver consignment and forward contracts facility in place at December 31, 2008, we had $10.3 million of silver in our inventory under the silver consignment facility, with a corresponding amount included in accounts payable and $2.1 million committed to under the forward contracts facility.

       Other Credit Facilities

We have a credit facility with a Netherlands bank, payable on demand and providing for available credit of up to 2.9 million Euros or approximately $3.7 million. At April 5, 2009 and December 31, 2008, we had no outstanding borrowings under this facility.  This credit facility is secured by certain accounts receivables and inventory.  In addition, Wolverine Tube Europe B.V. has granted the bank a guarantee regarding a property lease agreement in the amount of 29.8 thousand Euros.

We have a line of credit with a Portuguese bank which provides available credit of up to 1.0 million Euros or approximately $1.3 million.  Borrowings under this facility were $1.3 million and $0.0 million at April 5, 2009 and December 31, 2008, respectively. This line of credit expired on August 1, 2009 and we are in the process of renewing the line of credit. The interest rate is calculated as the EURIBOR (European Interbank Offer Rate) at the end of the month plus a spread of 1.5%.  The interest rate as of April 5, 2009 was 3.128%.

10.5% Senior Notes and 10.5% Senior Exchange Notes

The 10.5% Senior Notes were issued on March 27, 2002 and the 10.5% Senior Exchange Notes were issued on March 20, 2008.  On February 26, 2009, we announced the commencement of an Exchange Offer to each of the holders of our 10.5% Senior Exchange Notes and our 10.5% Senior Notes due March 28, 2009 and April 1, 2009, respectively, to exchange these notes for new notes in order to refinance those maturities.  The Exchange Offer was successfully consummated on April 28, 2009.  $83.3 million of the 10.5% Senior Notes and $38.3 million of the 10.5% Senior Exchange Notes were exchanged for Senior Secured Notes due 2012.  The remaining $16.1 million of 10.5% Senior Notes were paid to the note holders on April 28, 2009.  See Note 23, Subsequent Events, for a description of the Exchange Offer and a description of the new Senior Secured Notes.

(9)	Interest Expense

The following table summarizes interest expense, net:

	Three months ended
(In thousands)	April 5, 2009	March 30, 2008
Interest expense - bonds and other	$3,714	$5,603
Interest income	(171)	(650)
Capitalized interest	(12)	(12)
Interest expense, net	$3,531	$4,941

(10)	Pension Plans

Defined Contribution Plans

We have 401(k) plans covering substantially all of our U.S. employees.  We recorded expense with respect to these plans of $0.4 million and $0.8 million for the three months ended April 5, 2009 and March 30, 2008, respectively.  Contributions made under our defined contribution plans may include the following components: (i) a match, at our discretion, of employee salaries contributed to the plans; (ii) a contribution amount equal to 3% of an employee’s annual salary; (iii) a “gain share” component dependent upon us attaining certain financial performance targets; and (iv) a transition provision, providing for contributions for five years, based upon an employee’s age and years of service.

U.S. Qualified Retirement Plan

The following table summarizes the components of net periodic pension cost (benefit) for the U.S. Qualified Retirement Plan, which was frozen on February 28, 2006, for the three months ended April 5, 2009 and March 30, 2008:

	Three months ended
(In thousands)	April 5, 2009	March 30, 2008
Interest Cost	$2,412	$2,438
Expected return on plan assets	(1,806)	(2,734)
Amortization of net actuarial loss	1,002	—
Net periodic pension cost (benefit)	$1,608	$(296)

U.S. Non-qualified Retirement Plan

The following table summarizes the components of net periodic pension cost for the U.S. Non-Qualified Retirement Plan for the three months ended April 5, 2009 and March 30, 2008:

	Three months ended
(In thousands)	April 5, 2009	March 30, 2008
Interest Cost	$17	$17
Net periodic pension cost	$17	$17

Postretirement Benefit Obligation

During the fiscal year 2009, we expect the total U.S. and Canadian combined postretirement benefit costs to be $0.6 million.  The following table summarizes the components of the net periodic costs for the three months ended April 5, 2009 and March 30, 2008:

	Three months ended
(In thousands)	April 5, 2009	March 30, 2008
Service Cost	$17	$77
Interest Cost	68	257
Amortization of prior service cost	(7)	(8)
Amortization of net actuarial gain	(220)	(159)
Curtailment gain (1)	—	(410)
Net periodic cost (benefit)	$(142)	$(243)

(1)
On February 29, 2008 we sold substantially all assets and certain liabilities of our STP business.  On that date, employees of the STP business accepted offers of employment with the acquiring company.  Accordingly, those employees were no longer entitled to receive these benefits and a curtailment gain was recorded as noted above.

(11)	Commitments and Contingencies

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

We have accrued undiscounted estimated environmental remediation costs of $9.5 million at April 5, 2009, consisting of $8.6 million for the Decatur facility and $0.9 million for the Ardmore facility. Based on information currently available, we believe that the costs of these matters are not reasonably likely to have a material effect on our business, financial condition or results of operations. However, actual costs related to environmental matters could differ materially from the amounts we estimated and accrued at April 5, 2009 if these environmental matters are not resolved as anticipated.

In February 2009, the Pension Benefit Guaranty Corporation (the “PBGC”) advised the Company that it may be required to accelerate funding of certain pension related obligations as a result of the closure and/or sale of certain operations of the Company.  The PBGC has not made a final determination of the amount or timing of any payments.  Since February 2009, the Company and the PBGC have been engaged in discussions regarding this matter. Based upon these discussions and in consultation with special counsel, the Company believes it is reasonably possible that the matter will ultimately be resolved through an agreement with the PBGC to fund an amount to be determined and paid in the future.  The Company believes any such agreement would result in accelerated funding of the already accrued pension obligations. Accordingly, no additional pension accrual is required at April 5, 2009 or December 31, 2008 since the amount and timing of additional contributions, if any, cannot be reasonably estimated.

(12)	Litigation

Our facilities and operations are subject to extensive environmental laws and regulations, and we are currently involved in various proceedings relating to environmental matters.  We are not involved in any legal proceedings that we believe could have a material adverse effect upon our business, operating results or financial condition.

(13)	Income Taxes

As of April 5, 2009, Wolverine was subject to examination in the U.S. federal tax jurisdiction and various states for the 2004-2008 tax years. Wolverine was also subject to examination in various foreign jurisdictions for the 2002-2008 tax years. We believe appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

For the first quarter of 2009, tax expense was $0.4 million attributable to taxable income at our foreign locations.  The U.S. tax benefit was totally offset by an increase in the valuation allowance attributable to the Net Operating Losses (“NOLs”).  For the first quarter of 2008, tax expense was $1.1 million in our U.S. and Canadian locations, however, tax expense for those locations was totally offset by the reduction in the valuation allowance attributable to the NOLs in those tax jurisdictions. Our foreign locations recorded a net tax expense of $0.6 million. Further, we recorded a $0.5 million tax expense associated with the capital gain recognized on the sale of non-controlling in our Shanghai operation. The effective tax rate for the first quarter of 2008 was 26.8%.

(14)	Industry Segments

For internal purposes, we prepare business unit operating statements (operating segment level), which include net sales, metal costs, production costs, operating income, and Earnings Before Interest Taxes Depreciation Amortization (“EBITDA”) for one operating segment (or business unit): Wolverine Tube Consolidated. Historically, we have reviewed the financial operations of our business from a wholesale and commercial standpoint. In the first quarter of 2008, we closed our facility in Decatur, Alabama, which included substantially all of our wholesale business. In July 2008 we sold the London, Canada facility, which produced the remaining amount of our wholesale products and dissolved the wholesale business unit at that time.  The wholesale business segment results were previously reported within our wholesale segment reporting group. The related revenue and expenses of the wholesale segment were at one time material to our consolidated results, and this business unit was dissolved rather than being merged into another business unit. Accordingly, we have removed the historical results for the wholesale segment and its results for the three months ended March 30, 2008 are classified as discontinued operations. In addition, no goodwill was allocated to this business unit and no intangible assets were on the books prior to the dissolution of the business unit. Accordingly, there was no related write-off of goodwill or write-down of intangible assets as a result of the dissolution of this business unit. With the elimination of our wholesale products segment, the Company now has only one business segment, commercial products.

(15)	Comprehensive Income (Loss)

The following table summarizes comprehensive income (loss):

	Three months ended
(In thousands)	April 5, 2009	March 30, 2008
Net income (loss)	$(7,235)	$4,192
Translation adjustment for financial statements denominated in a foreign currency	(1,187)	2,344
Unrealized gain (loss) on cash flow hedges	3,544	(100)
Recognized gain (loss) related to pension and post-retirement benefit plans	782	(69)
Comprehensive income (loss)	$(4,096)	$6,367

(16)	Earnings (Loss) Per Share

For the three months ended April 5, 2009 and March 30, 2008, we accounted for earnings (loss) per share (“EPS”) in accordance with EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128 (“EITF 03-6”), which established standards regarding the computation of earnings (loss) per share by companies that have securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company.  EITF 03-6 requires earnings available to common stockholders for the period, after deduction of preferred stock dividends, be allocated between the common and preferred stockholders based on their respective rights to receive dividends.  Basic earnings (loss) per share is then calculated by dividing the net income (loss) allocable to common stockholders by the weighted average number of shares outstanding.  EITF 03-6 does not require the presentation of basic and diluted earnings (loss) per share for securities other than common stock.  Therefore, the following earnings (loss) per share amounts only pertain to common stock.

Under the guidance of EITF 03-6, diluted earnings (loss) per share is calculated by dividing income (loss) allocable to common stockholders by the weighted average common shares outstanding plus potential dilutive common stock such as stock options, unvested restricted stock and preferred stock.  To the extent that stock options, unvested restricted stock, and preferred stock are anti-dilutive, they are excluded from the calculation of diluted earnings (loss) per share in accordance with SFAS No. 128, Earnings Per Share (“SFAS 128”). For the three month periods ended April 5, 2009 and March 30, 2008, all such potential common stock is anti-dilutive and as such there is no difference between basic and diluted EPS.

The calculation of net income (loss) per share for the three month periods ended April 5, 2009 and March 30, 2008 is presented below:

	Three months ended
(In thousands except per share amounts)	April 5, 2009	March 30,2008
Basic Earnings (Loss) Per Share
Net income (loss)	$(7,235)	$4,192
Less: accretion of convertible preferred stock	1,255	1,255
Less: preferred stock dividends	2,108	1,191
Net income (loss) applicable to common stockholders	$(10,598)	$1,746
Income from discontinued operations	—	6,146
Net (loss) from continuing operations	$(10,598)	$(4,400)

Amount allocable to common stockholders from continuing operations (1)	100%	100%
Amount allocable to common stockholders from discontinued operations (1)	0%	41%
Net loss from continuing operations allocated to common stockholders	$(10,598)	$(4,400)
Net income (loss) from discontinued operations allocable to common stockholders	$—	$2,515

Basic weighted average number of common shares (2)	40,624	40,624

Basic income (loss) per share – Two-class Method
Continuing operations	$(0.26)	$(0.11)
Discontinued operations (1)	—	0.06
Net loss per common share	$(0.26)	$(0.05)

Diluted Earnings (Loss) Per Share
Net income (loss) available to common stockholders	$(10,598)	$1,746
Plus: accretion of convertible preferred stock	1,255	1,255
Plus: preferred stock dividends	2,108	1,191
Income (loss) available to common stockholders in addition to assumed conversions	$(7,235)	$4,192
Income (loss) from discontinued operations	—	6,146
Net loss from continuing operations available to common stockholders in addition to
assumed conversions	$(7,235)	$(1,954)

Amount allocable to common stockholders (1)	100%	100%
Amount allocable to common stockholders from discontinued operations (1)	0%	41%
Net loss from continuing operations allocable to common stockholders	$(10,598)	$(4,400)
Net income (loss) from discontinued operations allocable to common stockholders	$—	$2,515

Diluted weighted average number of common shares (2)	40,624	40,624

Diluted income (loss) per share – Two-class Method
Continuing operations	$(0.26)	$(0.11)
Discontinued operations	—	0.06
Net loss per common share	$(0.26)	$(0.05)

(1) Amount allocable to common stockholders is calculated as the weighted average number of common shares outstanding divided by the sum of common and preferred shares outstanding for the three months ended April 5, 2009 and March 30, 2008.  In computing basic EPS using the two-class method, we have not allocated the loss available to common stockholders for the three months ended April 5, 2009 and March 30, 2008 between common and preferred stockholders since the preferred stockholders do not have a contractual obligation to share in the net losses.

(2) Due to their antidilutive effect, the following potential common shares have been excluded from the computation of diluted loss per share as of April 5, 2009 and March 30, 2008: 13.9 million and 14.1 million, respectively of stock options; 49.5 million shares of Series A Convertible Preferred Stock for each period; and 9.1 million of Series B Convertible Preferred Stock for each period.  Also excluded from the computation of diluted loss per share as of April 5, 2009 are restricted share awards of 40,000.

(17)	Stock-Based Compensation Plans

At April 5, 2009, we had stock-based outside director, employee and non-employee compensation plans.  Valuation of the stock based awards is calculated in accordance with Statement of Financial Accounting Standards 123(R) Share-Based Payment (“SFAS123(R)”). The amount of compensation expense recorded in the three months ended April 5, 2009 and March 30, 2008 is $0.1 million and $0.8 million, respectively. The amount remaining to be expensed through the end of the third quarter of 2013 is $0.4 million.  There have been no grants, employee or non-employee, issued during 2009.

(18)	Restructuring and Other Charges

During the three months ended April 5, 2009 we continued to recognize expense associated with the closure of our Booneville, Mississippi facility and the significant downsizing of our Decatur, Alabama facility, as well as severance charges in connection with our continued SG&A restructuring effort.  During the first quarter of 2009, in order to answer economic pressures and to remain competitive in certain markets, we reduced headcount and realigned operations at our Monterrey, Mexico facility.

We recognized an expense during the three months ended April 5, 2009 associated with restructuring activities before tax totaling $0.8 million.

The following sets forth the major types of costs associated with our active restructuring activities:

Booneville, Mississippi Closing

		Cumulative
	Three months ended	incurred through
(In thousands)	April 5, 2009	April 5, 2009
Major Type Costs
Impair and liquidate current assets	$—	$915
Employee related costs	—	156
Post closing cost	30	1,625
Fixed asset impairment	—	3,049
Total	$30	$5,745

Decatur, Alabama Reduction

		Cumulative
	Three months ended	incurred through
(In thousands)	April 5, 2009	April 5, 2009
Major Type Costs
Impair and liquidate current assets	$—	$6,517
Employee related costs	96	3,127
Environmental remediation	—	8,608
Post closing cost	151	4,374
Other costs / currency	—	759
Fixed asset impairment	—	40,134
Total	$247	$63,519

Monterrey, Mexico Reduction

		Cumulative
	Three months ended	incurred through
(In thousands)	April 5, 2009	April 5, 2009
Major Type Costs
Employee related costs	$83	$83
Total	$83	$83

Corporate SG&A Reduction

		Cumulative
	Three months ended	incurred through
(In thousands)	April 5, 2009	April 5, 2009
Major Type Costs
Employee related costs	$432	$963
Post retirement benefit gain	—	(208)
Other costs / currency	—	149
Total	$432	$904

		Cumulative
	Three months ended	incurred through
(In thousands)	April 5, 2009	April 5, 2009
Grand Total	$792	$70,251

At the end of the first quarter of 2009, we had accrued $8.6 million related to the restructuring of our North American operations for potential environmental charges at our Decatur, Alabama facility.

(19)	Condensed Consolidating Financial Information

The following tables present condensed consolidating financial information for: (a) Wolverine Tube, Inc. (the Parent) on a stand-alone basis; (b) on a combined basis, the guarantors of the 10.5% Senior Notes (Subsidiary Guarantors), which include TF Investor, Inc.; Tube Forming, L.P.; Wolverine Finance, LLC; Small Tube Manufacturing, LLC; Wolverine Joining Technologies, LLC; WT Holding Company, Inc. and Tube Forming Holdings, Inc.; and (c) on a combined basis, the Non-Guarantor Subsidiaries, which include 3072452 Nova Scotia Company; 3072453 Nova Scotia Company; Wolverine Tube Canada Limited Partnership; Wolverine Shanghai Metals; Wolverine European Holdings BV; Wolverine Tube Europe BV; Wolverine Tube, BV; Wolverine Tubagem (Portugal), Lda; Wolverine Joining Technologies Canada, Inc.; Wolverine Asia, Limited; WLVN de Latinoamerica, S. de R.L. de C.V.; and WLV Mexico, S. de R.L. de C.V. Each of the Subsidiary Guarantors is 100% owned by the Parent. The guarantees issued by each of the Subsidiary Guarantors are full, unconditional, joint and several. Accordingly, separate financial statements of the 100% owned Subsidiary Guarantors are not presented because the Subsidiary Guarantors are jointly, severally and unconditionally liable under the guarantees, and we believe separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors. Furthermore, there are no significant legal restrictions on the Parent’s ability to obtain funds from its subsidiaries by dividend or loan.

The Parent is comprised of Oklahoma and Tennessee manufacturing operations and certain corporate management, sales and marketing, information services, product development, the Precision Tool Center and finance functions located in Alabama.

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
For the Three Months Ended April 5, 2009
(Unaudited)

			Non-
		Subsidiary	Guarantor
(In thousands)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$74,532	$20,665	$15,448	$(1,043)	$109,602
Cost of goods sold	73,309	19,290	14,471	(1,043)	106,027
Gross profit	1,223	1,375	977	—	3,575
Selling, general and administrative expenses	4,616	510	524	—	5,650
Advisory fees and expenses	298	—	—	—	298
Restructuring and impairment charges	770	22	—	—	792
Operating income (loss)	(4,461)	843	453	—	(3,165)
Other (income) expense:
Interest (income) expense, net	3,546	(58)	43	—	3,531
Amortization expense	708	—	33	—	741
Other, net	2,080	24	(2,325)	—	(221)
Equity in earnings of subsidiaries	2,938	—	—	(2,938)	—
Income (loss) from continuing operations before
equity in earnings of unconsolidated subsidiary and
income taxes	(7,857)	877	2,702	(2,938)	(7,216)
Equity in earnings of unconsolidated subsidiary	(341)	—	—	—	(341)
Income tax expense (benefit)	(281)	293	348	—	360
Net income (loss)	(7,235)	584	2,354	(2,938)	(7,235)
Accretion of convertible preferred stock	1,255	—	—	—	1,255
Preferred stock dividends	2,108	—	—	—	2,108
Net income (loss) applicable to common shares	$(10,598)	$584	$2,354	$(2,938)	$(10,598)

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
For the Three Months Ended March 30, 2008
(Unaudited)

			Non-
		Subsidiary	Guarantor
(In thousands)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$137,095	$34,779	$34,943	$(5,359)	$201,458
Cost of goods sold	132,585	31,461	31,768	(5,359)	190,455
Gross profit	4,510	3,318	3,175	—	11,003
Selling, general and administrative expenses	5,761	612	562	—	6,935
Net (gain) on divestitures	—	—	(5,383)	—	(5,383)
Advisory fees and expenses	524	—	—	—	524
Restructuring and impairment charges	3,531	—	407	—	3,938
Operating income (loss)	(5,306)	2,706	7,589	—	4,989
Other (income) expense:
Interest (income) expense, net	4,403	(189)	727	—	4,941
Amortization expense	481	—	216	—	697
Loss on sale of receivables	—	—	104	—	104
Other, net	1,221	201	(1,403)	—	19
Equity in earnings of subsidiaries	8,699	—	—	(8,699)	—
Loss from continuing operations before non-controlling
interest and income taxes	(2,712)	2,694	7,945	(8,699)	(772)
Non-controlling interest	81	—	—	—	81
Income tax expense (benefit)	(839)	839	1,101	—	1,101
Income (loss) from continuing operations	(1,954)	1,855	6,844	(8,699)	(1,954)
Income (loss) from discontinued operations, net of taxes	6,146	—	—	—	6,146
Net income (loss)	4,192	1,855	6,844	(8,699)	4,192
Accretion of convertible preferred stock	1,255	—	—	—	1,255
Preferred stock dividends	1,191	—	—	—	1,191
Net income (loss) applicable to common shares	$1,746	$1,855	$6,844	$(8,699)	$1,746

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
April 5, 2009
(Unaudited)

			Non-
		Subsidiary	Guarantor
(In thousands)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$46,999	$—	$7,194	$—	$54,193
Restricted cash	11,786	1	210	—	11,997
Accounts receivable, net	23,489	9,170	6,357	—	39,016
Inventories	18,914	19,595	7,757	—	46,266
Derivative assets	1,614	—	—	—	1,614
Prepaid expenses and other assets	2,132	1,525	364	—	4,021
Total current assets	104,934	30,291	21,882	—	157,107
Property, plant and equipment, net	27,184	14,304	13,766	—	55,254
Intangible assets and deferred charges, net	2,551	5	11	—	2,567
Notes receivable	—	—	562	—	562
Investment in unconsolidated subsidiary	9,714	—	—	—	9,714
Investment in subsidiaries	327,612	325	—	(327,937)	—
Total assets	$471,995	$44,925	$36,221	$(327,937)	$225,204

Liabilities and Accumulated Deficit
Current liabilities
Accounts payable	$17,604	$2,893	$6,332	$—	$26,829
Accrued liabilities	(7,105)	20,122	1,794	—	14,811
Derivative liabilities	3,030	—	—	—	3,030
Deferred income taxes	1,247	(211)	217	—	1,253
Short-term borrowings	16,142	—	1,354	—	17,496
Intercompany balances, net	276,919	(253,244)	(23,675)	—	—
Total current liabilities	307,837	(230,440)	(13,978)	—	63,419
Long-term debt	121,558	—	—	—	121,558
Pension liabilities	45,755	—	—	—	45,755
Postretirement benefits obligation	3,291	—	1,176	—	4,467
Accrued environmental remediation	9,540	—	—	—	9,540
Deferred income taxes, non-current	3,549	(3,549)	—	—	—
Accrued dividends	7,584	—	—	—	7,584
Other liabilities	3,128	—	—	—	3,128
Total liabilities	502,242	(233,989)	(12,802)	—	255,451
Preferred Stock	24,863	—	—	—	24,863
Accumulated deficit	(55,110)	278,914	49,023	(327,937)	(55,110)
Total liabilities, convertible preferred stock and
accumulated deficit	$471,995	$44,925	$36,221	$(327,937)	$225,204

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
December 31, 2008
(Unaudited)

			Non-
		Subsidiary	Guarantor
(In thousands)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$18,778	$—	$14,759	$—	$33,537
Restricted cash	37,173	1	564	—	37,738
Accounts receivable, net	4,362	8,338	25,926	—	38,626
Inventories	18,605	23,366	11,313	—	53,284
Assets held for sale	3,680	—	—	—	3,680
Derivative assets	291	—	—	—	291
Prepaid expenses and other assets	1,514	3,575	291	—	5,380
Total current assets	84,403	35,280	52,853	—	172,536
Property, plant and equipment, net	23,033	14,644	14,327	—	52,004
Intangible assets and deferred charges, net	2,588	5	41	—	2,634
Notes receivable	—	—	585	—	585
Investment in unconsolidated subsidiary	9,373	—	—		9,373
Investment in subsidiaries	357,759	325	—	(358,084)	—
Total assets	$477,156	$50,254	$67,806	$(358,084)	$237,132

Liabilities and Accumulated Deficit
Current liabilities
Accounts payable	$16,190	$12,315	$6,208	$—	$34,713
Accrued liabilities	8,567	2,684	1,999	—	13,250
Derivative liabilities	5,415	—	—	—	5,415
Deferred income taxes	1,561	(211)	251	—	1,601
Short-term borrowings	16,098	—	14	—	16,112
Intercompany balances, net	261,022	(239,316)	(21,706)	—	—
Total current liabilities	308,853	(224,528)	(13,234)	—	71,091
Long-term debt	121,558	—	—	—	121,558
Pension liabilities	45,552	—	—	—	45,552
Postretirement benefits obligation	3,375	—	1,287	—	4,662
Accrued environmental remediation	9,628	—	—	—	9,628
Deferred income taxes, non-current	3,549	(3,549)	—	—	—
Accrued dividends	5,476	—	—	—	5,476
Other liabilities	3,290	—	—	—	3,290
Total liabilities	501,281	(228,077)	(11,947)	—	261,257
Preferred Stock	23,608	—	—	—	23,608
Accumulated deficit	(47,733)	278,331	79,753	(358,084)	(47,733)
Total liabilities, convertible preferred stock and
accumulated deficit	$477,156	$50,254	$67,806	$(358,084)	$237,132

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended April 5, 2009
(Unaudited)

			Non-
		Subsidiary	Guarantor
(In thousands )	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$(7,235)	$584	$2,354	$(2,938)	$(7,235)
Adjustments to reconcile net income (loss) to net cash from
operating activities:
Depreciation	713	499	234	—	1,446
Amortization	720	—	58	—	778
Deferred income taxes	(314)	—	(22)	—	(336)
Gain on sale of fixed assets	(273)	—	—	—	(273)
Non-cash environmental, restructuring and other charges	132	—	(22)	—	110
Stock compensation expense	85	—	—	—	85
Equity in earnings of unconsolidated subsidiary	(341)	—	—	—	(341)
Equity in earnings of subsidiaries	(2,938)	—	—	2,938	—
Changes in operating assets and liabilities	(15,680)	(6,373)	22,225	—	172
Net cash from continuing operating activities	(25,131)	(5,290)	24,827	—	(5,594)
Net cash from discontinued operating activities	(29)	—	—	—	(29)
Net cash from operating activities	(25,160)	(5,290)	24,827	—	(5,623)
Investing Activities
Additions to property, plant and equipment	(1,227)	(158)	29	—	(1,356)
Proceeds from sale of assets	273	—	—	—	273
Purchase of patents	(42)	—	—	—	(42)
Change in restricted cash	25,387	—	354	—	25,741
Net cash from continuing investing activities	24,391	(158)	383	—	24,616
Net cash from discontinued investing operations	1,200	—	—	—	1,200
Net cash from investing activities	25,591	(158)	383	—	25,816
Financing Activities
Financing fees and expenses paid	(661)	—	—	—	(661)
Payments under revolving credit facilities and other debt	—	—	(3)	—	(3)
Borrowings from revolving credit facilities and other debt	—	—	1,325	—	1,325
Intercompany borrowings (payments)	28,458	5,448	(33,906)	—	—
Net cash from financing activities	27,797	5,448	(32,584)	—	661
Effect of exchange rate changes on cash and cash equivalents	(7)	—	(191)	—	(198)
Net increase (decrease) in cash and cash equivalents	28,221	—	(7,565)	—	20,656
Cash and cash equivalents at beginning of period	18,778	—	14,759	—	33,537
Cash and equivalents at end of period	$46,999	$—	$7,194	$—	$54,193

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 30, 2008
(Unaudited)

			Non-
		Subsidiary	Guarantor
(In thousands )	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Operating Activities
Income (loss) from continuing operations	$(1,954)	$1,855	$6,844	$(8,699)	$(1,954)
Income from discontinued operations	6,146	—	—	—	6,146
Net income (loss)	4,192	1,855	6,844	(8,699)	4,192
Adjustments to reconcile net income (loss) to net cash from
operating activities:
Depreciation	731	476	418	—	1,625
Amortization	492	—	225	—	717
Deferred income taxes	(86)	79	(19)	—	(26)
Gain on extinguishment of debt	(600)	—	—	—	(600)
Non-controlling interest in Chinese subsidiary	81	—	—	—	81
Impairment of assets held for sale	353	—	—	—	353
Non-cash environmental, restructuring and other charges	(4,583)	(260)	(691)	—	(5,534)
Stock compensation expense	115	—	—	—	115
Equity in earnings of subsidiaries	(8,699)	—	—	8,699	—
Changes in operating assets and liabilities	16,569	1,527	(35,039)	—	(16,943)
Net cash from continuing operating activities	2,419	3,677	(28,262)	—	(22,166)
Net cash from discontinued operating activities	7,964	—	—	—	7,964
Net cash from operating activities	10,383	3,677	(28,262)	—	(14,202)
Investing Activities
Additions to property, plant and equipment	(611)	(56)	(842)	—	(1,509)
Proceeds from sale of assets	2,253	—	—	—	2,253
Purchase of patents	(226)	—	—	—	(226)
Proceeds from sale of interest in Chinese subsidiary	—	—	9,500	—	9,500
Change in restricted cash	(5,480)	—	15	—	(5,465)
Net cash from continuing investing activities	(4,064)	(56)	8,673	—	4,553
Net cash from discontinued investing activities	22,104	—	—	—	22,104
Net cash from investing activities	18,040	(56)	8,673	—	26,657
Financing Activities
Financing fees and expenses paid	(1,430)	—	(167)	—	(1,597)
Payments under revolving credit facilities and other debt	—	—	(300)	—	(300)
Borrowings from revolving credit facilities and other debt	—	—	2	—	2
Issuance of preferred stock	14,194	—	—	—	14,194
Purchase or repayment of senior notes	(11,484)	—	—	—	(11,484)
Payment of dividends	(1,063)	—	—	—	(1,063)
Intercompany dividends	10,743	—	(10,743)	—	—
Intercompany borrowings (payments)	(17,708)	(3,621)	21,329	—	—
Net cash from financing activities	(6,748)	(3,621)	10,121	—	(248)
Effect of exchange rate changes on cash and cash equivalents	962	—	(1,036)	—	(74)
Net increase (decrease) in cash and cash equivalents	22,637	—	(10,504)	—	12,133
Cash and cash equivalents at beginning of period	37,981	—	25,322	—	63,303
Cash and cash equivalents at end of period	$60,618	$—	$14,818	$—	$75,436

(20)	Related Party Transactions

On February 16, 2007, the Company closed the Preferred Stock Purchase Agreement with Alpine and Plainfield providing for the issuance and sale of 50,000 shares of Series A Convertible Preferred Stock of the Company, at a price of $1,000 per share, for a total purchase price of $50.0 million.  Following the completion of our common stock rights offering, Alpine purchased an additional 4,494 shares of Series A Convertible Preferred Stock on January 25, 2008 for $4.5 million in order to maintain the fully diluted ownership by Alpine and Plainfield in Wolverine at 55.0%. On March 20, 2008 Alpine purchased 10,000 shares of Series B Convertible Preferred Stock, which have substantially the same terms and conditions as the Series A Convertible Preferred Stock except that the initial rate of interest on the Series B Convertible Preferred Stock is 8.5% and could increase to 10.5% if the underlying shares of common stock into which the Series B Convertible Preferred Stock can be converted are not successfully registered for resale. The 10,000 shares were issued at the $1.10 conversion price and are convertible into 9.1 million shares of stock.

The Company and The Alpine Group, Inc. (“Alpine”) entered into a management agreement at the initial closing of the Preferred Stock Purchase Agreement in February 2007, pursuant to which Alpine agreed to provide the Company with certain services for a two-year period in exchange for an annual fee of $1.25 million and reimbursement of reasonable and customary expenses incurred by Alpine. Since the conclusion of the two-year period, Wolverine has continued to utilize the Alpine management services on a month-to-month basis at the same monthly fee rate. During the first quarters of both 2009 and 2008, we paid $0.3 million to Alpine for these services.

On April 30, 2007, the Company entered into a consulting agreement with Keith Weil, the Company’s former Senior Vice President, International and Strategic Development, which was effective as of February 19, 2007, whereby Mr. Weil agreed to provide consulting and advisory services to the Company. Under the terms of the consulting agreement, for the quarters ended April 5, 2009 and March 30, 2008 we paid Mr. Weil $22.0 thousand and $81.6 thousand, respectively, in consulting fees. The consulting agreement terminated in January 2009.

Effective as of January 1, 2008, we entered into a sole source purchasing agreement with Exeon, Inc. (“Exeon”), a wholly owned subsidiary of Alpine, whereby under the agreement we purchase all of our scrap and cathode copper requirements for our Shawnee, Oklahoma and London, Ontario facilities. Under the agreement, we will purchase copper scrap and cathode at substantially the same prices paid prior to entering into the agreement, but with enhanced terms thus improving our working capital usage. Moreover, we believe consolidating our purchases in this manner is more efficient and provides more opportunities to purchase materials from secondary markets since Exeon has been in the scrap reclamation business for a number of years. During the first quarter of 2009 we purchased 13.7 million pounds of copper cathode and scrap from Exeon at the COMEX current month average price. These pounds represented 84.3% of our North American copper purchases for the first quarter of 2009.  Fees charged for the services provided in the amount of $0.1 million approximate our cost to perform the same services in-house.  As of April 5, 2009, we had no amount payable to Exeon and we had $2.5 million of restricted cash related to margin deposits with Exeon. During the first quarter of 2008 we purchased 27.1 million pounds of copper cathode and scrap from Exeon at the COMEX current month average price. These pounds represented 76.6% of our North American copper purchases for the first quarter of 2008.  Fees charged for the services provided in the amount of $0.2 million approximate our cost to perform the same services in-house. As of March 30, 2008,  we had no payable due or margin deposits with Exeon.

(21)	Fair Value Measurements

On January 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”), for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 also establishes a framework for measuring fair value and expands disclosures about fair value measurements. FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, delays the effective date of SFAS 157 until fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

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

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis for the periods ended April 5, 2009 and March 30, 2008:

	April 5, 2009				December 31, 2008
($s in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$1.6	$—	$—	$1.6	$0.3	$—	$—	$0.3

Liabilities:
Derivative liabilities	$(3.0)	$—	$—	$(3.0)	$(5.4)	$—	$—	$(5.4)

(22)	Derivatives

We are exposed to various market risks, including changes in commodity prices, foreign currency exchange rates and interest rates.  Market risk is the potential loss arising from adverse changes in market rates and prices.  In the ordinary course of business, we enter into various types of transactions involving financial instruments to manage and reduce the impact of changes in commodity prices, foreign currency exchange rates and interest rates.  These transactions are entered into in accordance with our Wolverine Tube, Inc. Derivative Management Policy, which outlines our policy regarding the types of derivatives permitted, the purpose of entering such derivatives, operating and trading limitations and approvals necessary for entering into them.  We do not enter into derivatives or other financial instruments for trading or speculative purposes.  The Company has determined its hedge programs to be highly effective in offsetting the changes in fair value or cash flows generated by the items hedged.

Commodity Price Risk

For the majority of our customers, the price they pay for a product includes a metal charge that represents the previous monthly average COMEX price for metal. For certain other customers, the metal charge represents the market value of the copper used in that product as of the date we ship the product to the customer. Our prior month average COMEX pricing model is expected to serve as a natural hedge against changes in the commodity price of copper, and allows us to better match the cost of copper with the selling price to our customers. However, as an accommodation to our customers, we often enter into fixed price commitments to purchase copper on their behalf in order to fix the price of copper in advance of shipment. We account for these transactions as cash flow hedges under Statement of Financial Accounting Standard 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and by SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, (hereinafter collectively referred to as “SFAS 133”). In addition, beginning the first quarter of 2009, we have adopted SFAS 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133. The Company assesses the effectiveness of the hedges on a monthly basis.

The fair values of these derivatives are recognized in derivative assets and derivative liabilities in the Condensed Consolidated Balance Sheets. The net change in the derivative asset and liability and the underlying amounts are recognized in OCI and reclassified to cost of goods sold when the related inventory is sold.  As of April 5, 2009, the Company had the following outstanding commodity contracts related to these derivatives:

Volume
Commodity	(net purchase and (sale) contracts)
Copper	2.9 million pounds

We have firm-price purchase commitments with some of our copper suppliers under which we agree to buy copper at a price set in advance of the actual delivery of that copper to us. Under these arrangements, we assume the risk of a price decrease in the market price of copper between the time the price is fixed and the time the copper is delivered. In order to reduce our market exposure to price changes, at the time we enter into a firm-price purchase commitment, we also often enter into commodity forward contracts to sell a like amount of copper at the then-current price for delivery to the counterparty at a later date. We account for these transactions as cash flow hedges under SFAS 133.  The fair values of these derivatives are recognized in derivative assets and derivative liabilities in the Condensed Consolidated Balance Sheets. The net change in the derivative asset and liability and the underlying amounts are recognized in OCI and reclassified to cost of goods sold when the related inventory is sold. Amounts held in OCI are reclassified to earnings at the point the customer commitments are realized.  As of April 5, 2009, the Company had no outstanding commodity contracts related to these derivatives.

We have entered into commodity forward contracts to sell copper in order to hedge or protect the value of the copper carried in our inventory from price decreases. We account for these forward contracts as fair value hedges under SFAS 133. The fair value of these derivatives is recognized in derivative assets and liabilities in the Condensed Consolidated Balance Sheets. The net change in the derivative asset and liability and the underlying hedged amounts are recognized in the Condensed Consolidated Statements of Operations under cost of goods sold. As of April 5, 2009, the Company had the following outstanding commodity contracts related to these derivatives:
Volume
Commodity	(net purchase and (sale) contracts)
Copper	(2.3) million pounds

In February 2009 we terminated our silver consignment arrangement with a bank and purchased our silver on the open market.  Consequently, we must purchase and hold in inventory our silver.  We have entered into commodity forward contracts to sell silver in order to hedge or protect the value of the silver carried in our inventory from future price decreases.  We account for these forward contracts as fair value hedges under SFAS 133. The fair value of these derivatives is recognized in derivative assets and derivative liabilities in the Condensed Consolidated Balance Sheets. The net change in the derivative assets and liabilities and the underlying hedged amounts are recognized in the Condensed Consolidated Statements of Operations under cost of goods sold. As of April 5, 2009, the Company had the following outstanding commodity contracts related to these derivatives:

Volume
Commodity	(net purchase and (sale) contracts)
Silver	(735,000) troy ounces

The Company utilizes futures contract positions for tin, nickel, zinc and copper to protect the risk of an overall change in the fair value of theses inventories.  Since these derivatives are not designated as hedging instruments under SFAS No. 133, the changes in the fair value of these hedges are recognized immediately in cost of goods sold.  As of April 5, 2009, the Company had the following outstanding commodity contracts related to these derivatives:

Volume
Commodity	(net purchase and (sale) contracts)
Tin	(55,116) pounds
Nickel	(52,911) pounds

Foreign Currency Exchange Risk

We are subject to market risk exposure from fluctuations in foreign currencies. Foreign currency exchange forward contracts may be used from time to time to hedge the variability in cash flows from the forecasted payment or receipt of currencies other than the functional currency. These forward currency exchange contracts and the underlying hedged receivables and payables are carried at their fair values, with any associated gains and losses recognized in current period earnings. These contracts cover periods commensurate with known or expected exposures, generally within three months. As of April 5, 2009, we had forward exchange contracts outstanding to sell Euros with a notional amount of $0.4 million. The estimated fair value of these forward exchange contracts to sell foreign currency was a loss of $5.8 thousand. The effect of a 10% adverse change in exchange rates would reduce the fair value by approximately $36.4 thousand.

The fair values of the Company’s derivative instruments as of April 5, 2009 and December 31, 2008 were as follows:

	Asset Derivatives		Liability Derivatives
($s in millions)	April 5, 2009		April 5, 2009
Derivatives designated as hedging	Balance Sheet		Balance Sheet
instruments	Location	Fair Value	Location	Fair Value
Commodity Contracts:
Copper - Customer Contracts	Derivative Asset	$0.3	Derivative Liability	$(1.7)
Copper - Base Inventory	Derivative Asset	—	Derivative Liability	(0.9)
Silver - Base Inventory	Derivative Asset	1.3	Derivative Liability	(0.1)
Total derivatives designated as hedging instruments		$1.6		$(2.7)

Derivatives not designated as hedging	Balance Sheet		Balance Sheet
instruments	Location	Fair Value	Location	Fair Value
Commodity Contracts
Nickel	Derivative Asset	$—	Derivative Liability	$(0.1)
Copper	Derivative Asset	—	Derivative Liability	(0.2)
Total derivatives not designated as hedging instruments		$—		$(0.3)

Total Derivatives		$1.6		$(3.0)

	Asset Derivatives		Liability Derivatives
($s in millions)	December 31, 2008		December 31, 2008
Derivatives designated as hedging	Balance Sheet		Balance Sheet
instruments	Location	Fair Value	Location	Fair Value
Commodity Contracts:
Copper – Customer Contracts	Derivative Asset	$—	Derivative Liability	$(4.9)
Copper – Base Inventory	Derivative Asset	0.2	Derivative Liability	(0.1)
Total derivatives designated as hedging instruments		$0.2		$(5.0)

Derivatives not designated as hedging	Balance Sheet		Balance Sheet
instruments	Location	Fair Value	Location	Fair Value
Commodity Contracts
Nickel	Derivative Asset	$—	Derivative Liability	$(0.1)
Tin	Derivative Asset	0.1	Derivative Liability	—
Copper	Derivative Asset	—	Derivative Liability	(0.3)
Total derivatives not designated as hedging instruments		$0.1		$(0.4)

Total Derivatives		$0.3		$(5.4)

The effect of derivative instruments on the Condensed Consolidated Statements of Operations for the quarters ended April 5, 2009 and March 30, 2008 were as follows:

Cash Flow Hedges

				Amount of gain or (loss) reclassified from
	Amount of gain or (loss) recognized in OCI on			Accumulated OCI into earnings (effective
($s in millions)	derivative (effective portion)			portion)
			Location of gain or (loss)
			reclassified from
Derivatives in cash-flow			Accumulated OCI into	Three months ended	Three months ended
hedging relationships	April 5, 2009 *	March 30, 2008	earnings (effective portion)	April 5, 2009	March 30, 2008
Commodity Contracts:
Copper - Customer Contracts	$(1.6)	$0.3	Cost of goods sold	$(1.2)	$0.4
Copper - Future Receipts	—	(0.8)	Cost of goods sold	—	(0.6)
Total	$(1.6)	$(0.5)		$(1.2)	$(0.2)

*The company expects to recognize these losses over the next 12 months.

		Amount of gain or (loss) recognized in earnings
		on derivative (ineffective portion and amount
($s in millions)		excluded from effectiveness testing)
	Location of gain or (loss) recognized
	in earnings on derivative (ineffective
Derivatives in cash-flow	portion and amount excluded from	Three months ended	Three months ended
hedging relationships	effectiveness testing)	April 5, 2009	March 30, 2008
Commodity Contracts:
Copper - Customer Contracts	Cost of goods sold	$(0.3)	$(0.2)
Total		$(0.3)	$(0.2)

Fair Value Hedges

				Amount of gain or (loss) recognized in earnings
		Amount of gain or (loss) recognized in earnings		on derivative (ineffective portion and amount
($s in millions)		on derivative		excluded from effectiveness testing)
	Location of gain or (loss)
Derivatives in fair value	recognized in earnings on	Three months ended	Three months ended	Three months ended	Three months ended
hedging relationships	derivative	April 5, 2009	March 30, 2008	April 5, 2009	March 30, 2008
Commodity Contracts:
Copper - Base Inventory	Cost of goods sold	$0.1	$(0.1)	$—	$0.4
Silver - Base Inventory	Cost of goods sold	—	0.1	0.1	—
Total		$0.1	$(0.0)	$0.1	$0.4

Non Designated Hedges

		Amount of gain or (loss) recognized in earnings
($'s in millions)		on derivative
	Location of gain or (loss)
Derivatives not designated as	recognized in earnings on	Three months ended	Three months ended
hedging instruments	derivative	April 5, 2009	March 30, 2008
Commodity Contracts:
Tin	Cost of goods sold	$0.1	$—
Copper	Cost of goods sold	(0.1)	—
Total		$0 .0	$—

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

(23)	Subsequent Events

On February 26, 2009, we announced the commencement of an offer (the “Exchange Offer”) to each of the holders of our 10.5% Senior Notes and our 10.5% Senior Exchange Notes due April 1, 2009 and March 28, 2009 (the “Existing Notes”), respectively, to exchange these notes for new notes in order to refinance those maturities. The Exchange Offer was successfully consummated on April 28, 2009, when we issued $121.6 million aggregate principal amount of our 15% Senior Secured Notes due 2012 (the “Senior Secured Notes”) pursuant to an indenture, dated as of April 28, 2009, among the Company, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee and collateral agent (the “Indenture”).  As security for the performance of our obligations under the Indenture, we entered into a Guarantee and Collateral Agreement, dated as of April 28, 2009, with the subsidiary guarantors and the collateral agent (the “Guarantee and Collateral Agreement”).  As part of the Exchange Offer, holders of approximately $83.3 million in principal amount of our 10.5% Senior Notes due 2009 and the $38.3 million in principal amount of our 10.5% Senior Exchange Notes due 2009 exchanged such notes for our Senior Secured Notes.  As a result of the successful completion of the Exchange Offer, we have approximately $121.6 million in aggregate principal amount of Senior Secured Notes outstanding and all of the Existing Notes have been exchanged or retired.

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

These forward-looking statements are subject to various risks and uncertainties which could cause actual results to differ materially from those stated or implied by such forward-looking statements.  We undertake no obligation to publicly release any revision of any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof, or to reflect the occurrence of unanticipated events.  Information concerning risk factors is contained under Item 1A “Risk Factors” in our Annual Report on Form 10-K  for the year ended December 31, 2008, as well as in the section entitled “Risk Factors” in Part II, Item 1A of this report.  You should carefully consider all of the risks and all other information contained in or incorporated by reference in this report and in our filings with the SEC.  These risks are not the only ones we face.  Additional risks and uncertainties not presently known to us, or which we currently consider immaterial, also may adversely affect us. If any of these risks actually occur, our business, financial condition and results of operations could be materially and adversely affected.

Company Overview

Wolverine Tube, Inc. is a global manufacturer and distributor of copper and copper alloy tube, fabricated products, and metal joining products. We currently operate our seven facilities in the United States, Mexico, China, and Portugal. We also have distribution operations in the Netherlands and the United States. Our focus is on custom-engineered, higher value-added tubular products, including fabricated copper components and metal joining products, which enhance performance and energy efficiency in many applications, including: commercial and residential heating, ventilation and air conditioning, refrigeration, home appliances, industrial equipment, power generation, petrochemicals, and chemical processing. We believe that we have the broadest product offering of packaged solutions and cross selling opportunities.

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

Recapitalization Plan

On February 1, 2007, we announced a recapitalization plan which provided significant equity proceeds to Wolverine. We completed the first phase of this recapitalization plan, a private placement of 50,000 shares of Series A Convertible Preferred Stock, for $50.0 million, purchased by The Alpine Group, Inc. (“Alpine”) and a fund managed by Plainfield Asset Management LLC (“Plainfield”) on February 16, 2007, pursuant to a Preferred Stock Purchase Agreement (the “Preferred Stock Purchase Agreement”).  Pursuant to our recapitalization plan, in August 2007, we commenced a common stock rights offering which closed on October 29, 2007. Our stockholders purchased 25,444,592 shares of common stock in the rights offering, resulting in gross proceeds of $28.0 million. Additionally, under the terms of the call option described in the Preferred Stock Purchase Agreement, Alpine purchased an additional 4,494 shares of Series A Convertible Preferred Stock on January 25, 2008 for $4.5 million in order to maintain the fully diluted ownership by Alpine and Plainfield in Wolverine at 55.0%.

We also pursued a financial restructuring plan with respect to our 10.5% and 7.375% Senior Notes, our secured revolving credit facility and our receivables sale facility. In light of market conditions which negatively affected our ability to execute such a comprehensive refinancing strategy, during 2008, we took certain actions to be in a position to retire the 7.375% Senior Notes on their maturity date of August 1, 2008. We extended the maturity of our secured revolving credit facility and our receivables sale facility to February 19, 2009.  In February 2008, we sold substantially all of the assets of our STP business for net proceeds of $22.1 million plus a working capital payment to us of approximately $2.8 million. In March 2008 we sold 30.0% of our WTS subsidiary for $9.5 million. On March 20, 2008, Plainfield refinanced $38.3 million of the 7.375% Senior Notes held by it by exchanging them for 10.5% Senior Exchange Notes due March 28, 2009 and Alpine purchased 10,000 shares of our Series B Convertible Preferred Stock for $10.0 million, under terms substantially similar to the Series A Convertible Preferred Stock. On April 21, 2008 we sold our Booneville, Mississippi facility which was closed in January 2008, for $1.4 million.  In July 2008, we sold our London, Ontario wholesale and commercial tube business for net proceeds of approximately $41.2 million.  These actions provided the liquidity required to repurchase or repay the outstanding 7.375% Senior Notes on or before their maturity in August 2008. On February 29, 2008, we repurchased $12.0 million in face amount of our 7.375% Senior Notes at a discount below the face value of the notes, and on April 8, 2008 we repurchased an additional $25.0 million in face amount of our 7.375% Senior Notes, also at a discount below the face value of the notes, leaving $61.4 million in face amount of our 7.375% Senior Notes, which we paid at maturity on August 1, 2008.  On September 15, 2008 we sold an additional 20% of our WTS subsidiary, raising $10.1 million.

On February 26, 2009, we announced the commencement of an offer (the “Exchange Offer”) to each of the holders of our 10.5% Senior Notes and our 10.5% Senior Exchange Notes due April 1, 2009 and March 28, 2009 (the “Existing Notes”), respectively, to exchange these notes for new notes in order to refinance those maturities. The Exchange Offer was successfully consummated on April 28, 2009, when we issued $121.6 million aggregate principal amount of our 15% Senior Secured Notes due 2012 (the “Senior Secured Notes”) pursuant to an indenture, dated as of April 28, 2009, among the Company, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee and collateral agent (the “Indenture”).  As security for the performance of our obligations under the Indenture, we entered into a Guarantee and Collateral Agreement, dated as of April 28, 2009, with the subsidiary guarantors and the collateral agent (the “Guarantee and Collateral Agreement”).  As part of the Exchange Offer, holders of approximately $83.3 million in principal amount of our 10.5% Senior Notes due 2009 and the $38.3 million in principal amount of our 10.5% Senior Exchange Notes due 2009 exchanged such notes for our Senior Secured Notes.  As a result of the successful completion of the Exchange Offer, we have approximately $121.6 million in aggregate principal amount of Senior Secured Notes outstanding and all of the Existing Notes have been exchanged or retired.

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

The Indenture contains covenants that limit the ability of the Company and our subsidiaries to incur additional indebtedness; pay dividends or distributions on, or redeem or repurchase capital stock; make investments; issue or sell capital stock of subsidiaries; engage in transactions with affiliates; create liens on assets; transfer or sell assets; guarantee indebtedness; restrict dividends or other payments of subsidiaries; consolidate, merge or transfer all or substantially all of its assets and the assets of its subsidiaries; and engage in sale/leaseback transactions.

Results of Operations

The following discussion summarizes the significant factors affecting the consolidated operating results of the Company for the three months ended April 5, 2009 and March 30, 2008.  This discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes to the Unaudited Condensed Consolidated Financial Statements contained in Item 1 above, and the Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Executive Summary

•
Net sales for the quarter ended April 5, 2009 were $109.6 compared to $201.5 for the quarter ended March 30, 2008. The 45.6 % decrease in sales year over year was the result of a 55.7% decrease in the average COMEX price for copper in 2009 compared to 2008 and the impact of decreasing demand in the appliance markets and in the air conditioning markets, both domestically and internationally.

•
The number of pounds shipped decreased to 30.7 million pounds, a 24.6% decrease in the first quarter of 2009 from the previous year reflecting the declining markets due to overall economic uncertainties.

•
Our gross profit for the first quarter of 2009 was 3.3% of net sales as compared to 5.5% for the same quarter of 2008. Gross profit was adversely affected by lower overall volumes, including lower volumes for value-added products such as technical tube and tube forming products, which historically have higher gross margins.

•
The net loss applicable to common stockholders for quarter ended April 5, 2009 was $10.6 million compared to income of $1.7 million for the quarter ended March 30, 2008.  The decrease in sales and resulting lower gross margins more than offset improvements in selling, general and administrative (“SG&A”) expenses, restructuring and impairment charges, interest expense, net and other operating expenses.

•	On February 19, 2009, our receivables sale facility, secured revolving credit facility, and our silver consignment facility were terminated.

•
On February 26, 2009, the Company announced the commencement of an Exchange Offer to each of the holders of its 10.5% Senior Notes and its 10.5% Senior Exchange Notes due 2009 for new notes due 2012. On April 21, 2009, the Company announced that it had received tenders with respect to $83.3 million in aggregate principal amount of the 10.5% Senior Notes, representing 84% of the outstanding 10.5% Senior Notes of $99.4 million.  Including the $38.3 million in principal amount of the 10.5% Senior Exchange Notes, holders of $121.6 million, or 88%, of the Company’s $137.7 million 10.5% Senior Notes and 10.5% Senior Exchange Notes agreed to exchange their notes for the 15% Senior Secured Notes due 2012. The Company closed the Exchange offer on April 28, 2009. The Company redeemed $16.1 million of the 10.5% Senior Notes and paid a 3% exchange fee to holders of the 10.5% Senior Notes and 10.5% Senior Exchange Notes that exchanged their notes for the 15% Senior Secured Notes.

For the Three Months Ended April 5, 2009, Compared with the Three Months Ended March 30, 2008:

	For the three months ended		Increase	% Increase
(In thousands, except for percentages)	April 5, 2009	March 30, 2008	(Decrease)	(Decrease)
Total Pounds Shipped	30,684	40,673	(9,989)	(24.6)%

Total pounds shipped decreased by 24.6% in 2009 compared to the same quarter of 2008 due to lower demand in domestic and international air conditioning markets and decreased demand in domestic appliance markets.

	For the three months ended		Increase	% Increase
(In thousands, except for percentages)	April 5, 2009	March 30, 2008	(Decrease)	(Decrease)
Net Sales	$109,602	$201,458	$(91,856)	(45.6)%

The 45.6% decrease in net sales for the first quarter of 2009 as compared to the same quarter of 2008 resulted from the 24.6% decrease in pounds shipped, changes in mix reflecting lower volumes of value-added products such as technical tube and tube forming products, and a 55.7% decrease in the price of copper year over year.  As a result, our per unit selling price for the quarter ended April 5, 2009 was $3.57 compared to $4.95 for the quarter ended March 30, 2008.

	For the three months ended		Increase	% Increase
(In thousands, except for percentages)	April 5, 2009	March 30, 2008	(Decrease)	(Decrease)
Gross Profit	$3,575	$11,003	$(7,428)	(67.5)%

Gross profit was adversely affected by overall lower volumes due to decreased demands for air conditioning and appliance products which lowered our volume at several locations and the negative impact on gross profit from lower volumes on higher value-added products. We were also not able to fully recover our overhead at these plants due to the reduced volume levels.

Selling, general and administrative expenses of $5.7 million for the quarter ended April 5, 2009 were $1.3 million less than the quarter ended March 30, 2008, reflecting the reduction of our corporate, general and administrative staff as part of the restructuring of the Company’s North American operations in 2008.

Net gain on divestitures recorded in the first quarter of 2008 of $5.4 million reflects the gain on the sale of a 30.0% indirect equity interest in Wolverine Tube Shanghai (“WTS”) to The Wieland Group (“Wieland”) on March 14, 2008.  No divestitures were recorded in the first quarter of 2009.

Restructuring and impairment charges for the quarter ended April 5, 2009 were $0.8 million compared to $3.9 million for the same quarter of 2008.  The $0.8 million expense for the 2009 quarter included $0.3 million associated with the closure of our Booneville, Mississippi facility and the significant downsizing of our Decatur, Alabama facility, severance charges of $0.4 million in connection with our continued SG&A restructuring effort and $0.1 million related to the reduced headcount due to realigning operations at our Monterrey, Mexico facility. For the period ended March 30, 2008, the $3.9 million restructuring expenses included $3.5 million primarily related to the actions at our Decatur, Alabama and Booneville, Mississippi facilities and the reduction of corporate general and administration burden, and $0.4 million resulted from the non-cash write down of the fair value of the Booneville, Mississippi assets held for sale to the sale price.

Net interest expense decreased by $1.4 million to $3.5 million for the quarter ended April 5, 2009.  Bond interest was reduced by $1.8 million due to the 7.375% Senior Notes being paid in August of 2008.  This was offset by a $0.4 million reduction in interest income from funds invested as a result of the influx of cash from our recapitalization plan in the first quarter of 2008.

Other income/expense, net for first quarter of 2009 was income of $0.2 million, primarily from the sale of certain equipment from our closed Decatur, Alabama facility.

Non-controlling interest for the quarter ended March 30, 2008 of $0.1 million reflects the earnings of the 30.0% equity interest in WTS, which was purchased by Wieland effective March 14, 2008.

Equity in earnings of unconsolidated subsidiary for the quarter ended April 5, 2009 of $0.3 million represents our 50.0% equity investment in WTS. Wieland purchased an additional indirect 20.0% equity interest in WTS on September 15, 2008, at which time we began recording our investment in WTS using the equity method.

A net tax expense of $0.4 million was recorded in 2009 as compared with a net tax expense of $1.1 million in 2008.  Tax expense in 2009 reflects taxes accrued in foreign entities where we had taxable income for the quarter. Tax expense in 2008 reflects taxes accrued in foreign entities where we had taxable income for the quarter and capital gains taxes accrued on the sale of stock in our Shanghai operations.

Dividends on our Series A and Series B Convertible Preferred Stock were $2.1 million for the quarter ended April 5, 2009 versus $1.2 million during the quarter ended March 30, 2008.  The increase in the dividends was due in part to the additional shares of preferred stock purchased by Alpine during the first six months of 2008. Dividends on the preferred stock are cumulative at an initial annual rate of 8.0% as to the Series A Convertible Preferred Stock and 8.5% as to the Series B Convertible Preferred Stock, subject to dividend rate adjustments as described below.

We are entitled to defer dividends on the preferred stock to the extent that we do not have cash or financing available to us to cover the full quarterly dividend amount in compliance with our contractual obligations. With respect to the Series A Convertible Preferred Stock, any deferred dividend will accrue at an annual rate of 10.0% if the dividend payment date is before January 31, 2012 and at an annual rate of 12.0% per annum if the dividend payment date is on or after January 31, 2012. Any deferred dividend with respect to the Series B Convertible Preferred Stock will accrue at an annual rate of 10.5% if the dividend payment date is before January 31, 2012 and at an annual rate of 12.5% per annum if the dividend payment date is on or after January 31, 2012. Furthermore, the dividend rate on both the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock is subject to additional adjustment, as provided below, as long as certain conditions are not satisfied. Due to restrictions on cash available to pay preferred stock dividends imposed by the indenture governing our 10.5% Senior Notes due 2009 and recently issued Senior Secured Notes, we have deferred $7.7 million in preferred stock dividends that accrued through the period ended April 5, 2009, as reflected in the Condensed Consolidated Balance Sheets in accrued dividends.

In addition, if at any time after June 16, 2007, with respect to the Series A Convertible Preferred Stock, or June 30, 2008 with respect to the Series B Convertible Preferred Stock, the shares of common stock into which the applicable series of preferred stock is convertible are not registered for resale under the Securities Act of 1933, then the dividend rate on the applicable series of preferred stock will increase by 0.5% for each quarter in which this condition remains unsatisfied, up to a maximum increase of 2.0%. Due to certain restrictions imposed under the federal securities laws upon the amount of our securities that may be registered for resale by the preferred stockholders, as affiliates of Wolverine, we continue to be  unable to satisfy the resale condition applicable to both the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock. As a result, the maximum dividend rate on the Series A Convertible Preferred Stock could rise to 12.0% prior to January 31, 2012 or 14.0% on or after January 31, 2012 and on the Series B Convertible Preferred Stock could rise to 12.5% prior to January 31, 2012 and 14.5% on or after January 31, 2012. As of April 5, 2009, we are accruing dividends at the maximum rate permitted prior to January 31, 2012 on the Series A Convertible Preferred Stock at 12.0% and the Series B Convertible Preferred Stock at 12.5%.

The net loss applicable to common shares in the first quarter of 2009 was $10.6 million, or a loss of $0.26 per common share, compared with a net income of $1.7 million, or a loss of $0.05 per common share in 2008.

Liquidity and Capital Resources

The following table presents selected information concerning our financial condition:

(In thousands)	April 5, 2009	December 31, 2008
Cash and Cash Equivalents	$54,193	$33,537
Working Capital*	$44,994	$46,282
Total Debt	$139,054	$137,670
Current Ratio*	1.98	1.84

* Excludes cash, restricted cash and debt

Overview and Outlook

Strategically, our objective is to strengthen and reposition the Company by concentrating on improving its competitiveness, operating performance and customer service, and by becoming a leading global supplier of value added solutions and products in systems that require high performance and energy efficient heat transfer and cooling. We paid our 7.375% Senior Notes when they matured on August 1, 2008 and refinanced our 10.5% Senior Notes and 10.5% Senior Exchange Notes on April 28, 2009 through an Exchange Offer as described in Note 23, Subsequent Events, in the Notes to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q.

See the discussion of risks related to our liquidity under Risk Factors in our Form 10-K for the year ended December 31, 2008 and in Part II, Item 1A of this Form 10-Q.

Sources of Liquidity

During the balance of 2009, our sources of liquidity are cash and cash equivalents (approximately $15.0 million of unrestricted domestic cash as of the closing of the Exchange Offer), cash provided by operations and amounts available from our foreign subsidiaries. We do not currently have domestic liquidity facilities in place as they were terminated on the maturity date of February 19, 2009. Future funding requirements with respect to our liquidity requirements could vary from the Company’s current estimates and could affect our ability to generate sufficient cash flow to meet our obligations and sustain our operations which raises substantial doubt about our ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1, Basis of Reporting for Interim Financial Statements, to the Condensed Consolidated Financial Statements.

Cash and cash equivalents. For the three months ending April 5, 2009, we had a net increase in cash and cash equivalents of $20.7 million from December 31, 2008.  Cash was provided from the decrease in restricted cash of $25.7 million, cash provided by investing activities of $0.1 million, and an increase in foreign subsidiaries cash of $1.3 million, offset by cash used in operating activities of $5.6 million,  cash used in financing activities of $0.6 million and the effect of exchange rates on cash and cash equivalents of $0.2 million.

Restricted cash. Our liquidity is affected by restricted cash balances, which are included in current assets and are not available for general corporate use.  Restricted cash as of April 5, 2009 and December 31, 2008 was $12.0 million and $37.7 million, respectively.  Restricted cash at April 5, 2009 included $5.7 million related to deposits for margin calls on our metal hedge programs, $5.8 million of deposits to cover our insurance reserves and $0.5 million of other restricted cash deposits.  Restricted cash at December 31, 2008 included $16.9 million related to deposits for margin calls on our metal hedge programs, $5.9 million on deposit to cover our insurance reserves, $14.0 million of deposits to cover our silver consignment facility and $0.9 million of other restricted cash deposits. The reduction in restricted cash supporting letters of credit was used primarily to purchase silver that was previously leased through our silver consignment facility which was terminated on February 19, 2009

Amounts available from our foreign subsidiaries’ cash and liquidity facilities. Our credit facilities in Portugal and the Netherlands are available for working capital needs. Our ability to access these liquidity facilities depends on the amount of available borrowing base and is subject to our compliance with the terms and conditions of the facility agreements.

Uses of Liquidity

On February 19, 2009 we purchased our previously leased silver inventory and on April 28, 2009 we redeemed $16.1 million of the 10.5% Senior Notes and paid interest and fees associated with the Exchange Offer.  Our uses of liquidity for the balance of 2009 should consist of normal operating activities, capital and restructuring expenditures of approximately $5.3 million and interest on our Senior Secured Notes.

Redemption of Existing Notes   On February 26,  2009, we announced the commencement of the Exchange Offer to each of the holders of our Existing Notes to exchange these notes for new notes in order to refinance those maturities.  The Exchange Offer was successfully consummated on April 28, 2009.  $83.3 million of the 10.5% Senior Notes and $38.3 million of the 10.5% Senior Exchange Notes were exchanged for new Senior Secured Notes.  The remaining $16.1 million of 10.5% Senior Notes were repaid on April 28, 2009.

Purchase of silver from funds securing our consignment facility. On February 16, 2007 we entered into a silver consignment facility with HSBC Bank USA N.A. (“HSBC”). The consignment of silver to us by HSBC under the consignment facility was conditioned on HSBC’s prior receipt and the continued effectiveness of letters of credit in an aggregate amount such that the value of all outstanding consigned silver under the consignment facility is not more than 85% of the aggregate undrawn face amount of the letters of credit. The facility terminated on February 19, 2009 and HSBC drew $13.5 million on the letters of credit to cover the cost of the consigned silver that we simultaneously purchased. The $1.2 million balance of the letters of credit was refunded to us by Wachovia.

Exchange Offer interest and fees paid. On April 28, 2009 we paid $8.3 million in accrued interest and $3.6 million in exchange fees related to the successfully consummated Exchange Offer.

Cash used by operations.  Cash used for operations in the first three months of 2009 was $5.6 million compared to $14.2 million in the same period of 2008.

Capital expenditures.  Capital expenditures for the first quarter of 2009 totaled $1.4 million compared to $1.5 million for the first quarter of 2008. Capital expenditures include asset replacement, environmental and safety compliance, cost reduction and productivity improvement items. Projected capital expenditures for the remainder of 2009 are $5.3 million.

Interest on our Senior Secured Notes. As of July 5, 2009, we have paid interest of $2.3 million on our 10.5% Senior Exchange Notes and $6.0 million on our 10.5% Senior Notes.  The $8.3 million interest was paid on April 28, 2009 when the Exchange Offer was successfully consummated.  In addition, $5.3 million is scheduled to be paid on September 30, 2009, which represents the 10% cash interest portion of the Senior Secured Notes.

Funding of pension obligations. In February 2009, the Pension Benefit Guaranty Corporation (the “PBGC”) advised the Company that it may be required to accelerate funding of certain pension related obligations as a result of the closure and/or sale of certain operations of the Company.  The PBGC has not made a final determination of the amount or timing of any payments.  Since February 2009, the Company and the PBGC have been engaged in discussions regarding this matter. Based upon these discussions and in consultation with special counsel, the Company believes it is reasonably possible that the matter will ultimately be resolved through an agreement with the PBGC to fund an amount to be determined and paid in the future.  The Company believes any such agreement would result in accelerated funding of the already accrued pension obligations. Accordingly, no additional pension accrual is required at April 5, 2009 or December 31, 2008 since the amount and timing of additional contributions, if any, cannot be reasonably estimated.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of April 5, 2009 that either have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity Facilities

On February 19, 2009, we terminated our domestic liquidity facilities (receivables sale facility, revolving credit facility and the silver consignment facility) in accordance with the terms and on the maturity date of those facilities.  Currently we do not have any other liquidity facilities in place in North America.  We do have liquidity facilities available to use as needed in Portugal and the Netherlands.  The terms and conditions of the Company’s Senior Secured Notes have a provision that allows the Company to secure credit facilities under certain conditions prescribed in the Indenture thereto.

Environmental Matters

We are subject to extensive environmental regulations imposed by federal, state, provincial and local authorities in the U.S., Canada, China, Portugal and Mexico with respect to emissions to air, discharges to waterways, and the generation, handling, storage, transportation, treatment and disposal of waste materials. We have received various communications from regulatory authorities concerning certain environmental responsibilities.  There were no significant or material changes to report from prior periods.

We have accrued undiscounted estimated environmental remediation costs of $9.5 million at April 5, 2009, consisting of $8.6 million for the Decatur facility and $0.9 million for the Ardmore facility. Based on information currently available, we believe that the costs of these matters are not reasonably likely to have a material effect on our business, financial condition or results of operations. However, actual costs related to environmental matters could differ materially from the amounts we estimated and accrued at April 5, 2009 and could result in additional exposure if these environmental matters are not resolved as anticipated.

Critical Accounting Policies

As of April 5, 2009, the Company’s significant accounting policies, which are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, have not materially changed  from December 31, 2008, except for the following:

On January 1, 2009, the Company adopted the provisions of SFAS No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 issued by the FASB in March 2008. This statement requires enhanced disclosures about an entity's derivative and hedging activities and thereby improving the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The adoption of SFAS 161 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3 (FSP FAS 142-3), Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company has evaluated the impact of adopting FSP FAS 142-3 and has found it does not have a material impact on our results of operations, financial position or cash flows.

In June 2008, the FASB’s Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 07-5 (EITF 07-5), Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. This EITF Issue provides guidance on the determination of whether such instruments are classified in equity or as a derivative instrument and is effective for the fiscal year beginning on January 1, 2009. The Company has evaluated the impact of adopting EITF 07-5 and has found it does not have a material impact on our results of operations, financial position or cash flows.

In November 2008, the FASB’s EITF reached a consensus on EITF Issue No. 08-6 (EITF 08-6), Equity Method Investment Accounting Considerations.  EITF 08-6 continues to follow the accounting for the initial carrying value of equity method investments in APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, which is based on a cost accumulation model and generally excludes contingent consideration. EITF 08-6 also specifies that other-than-temporary impairment testing by the investor should be performed at the investment level and that a separate impairment assessment of the underlying assets is not required.  An impairment charge by the investee should result in an adjustment of the investor’s basis of the impaired asset for the investor’s pro-rata share of such impairment. In addition, EITF 08-6 reached a consensus on how to account for an issuance of shares by an investee that reduces the investor’s ownership share of the investee. An investor should account for such transactions as if it had sold a proportionate share of its investment with any gains or losses recorded through earnings. EITF 08-6 also addresses the accounting for a change in an investment from the equity method to the cost method after adoption of SFAS No. 160. EITF 08-6 affirms the existing guidance in APB 18, which requires cessation of the equity method of accounting and application of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, or the cost method under APB 18, as appropriate.  EITF 08-6 is effective for transactions occurring on or after December 15, 2008. The Company has evaluated the impact of adopting EITF 08-6 and has found it does not have a material impact on our results of operations, financial position or cash flows.

In December 2008, the FASB issued FASB Staff Position (FSP) FAS 132(R)-1 (FSP FAS 132(R)-1), Employers’ Disclosures about Postretirement Benefit Plan Assets. FSP FAS 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 also includes a technical amendment to FASB Statement No. 132(R), effective immediately, which requires nonpublic entities to disclose net periodic benefit cost for each annual period for which a statement of income is presented. The Company has disclosed net periodic benefit cost in Note 10. The disclosures about plan assets required by FSP FAS 132(R)-1 must be provided for fiscal years ending after December 15, 2009. The Company has evaluated the impact of adopting FSP FAS 132(R)-1 and has found it does not have a material impact on our results of operations, financial position or cash flows.

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 107-1 and APB 28-1 (FSP FAS 107-1), Interim Disclosures about Fair Value of Financial Instruments.  FSP FAS 107-1 amended Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments in interim as well as in annual financial statements.  FSP FAS 107-1 is effective for periods ending after June 15, 2009.  The Company has evaluated the impact of adopting FASP FAS 107-1 and has found it does not have a material impact on our results of operations, financial position or cash flows.

In May 2009, the FASB issued SFAS No. 165 (SFAS 165), Subsequent Events. This standard establishes general standards of accounting for and disclosure events that occur after the balance sheet date but before financial statements are issued.  SFAS 165 is effective for periods beginning after June 15, 2009.  The Company has evaluated the impact of adopting SFAS 165 and has found it does not have a material impact on our results of operations, financial position or cash flows.

In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”).  This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  The Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in its fiscal 2009 annual report.  As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company’s consolidated financial results or financial position.

Item 4T.                Controls and Procedures

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

Changes in Internal Control over Financial Reporting

Based upon the evaluation performed by our management, which was conducted with the participation of our PEO and CFO, there has been no change in our internal control over financial reporting during the first quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II               OTHER INFORMATION

Item 1A.               Risk Factors

The Company has included in its Annual Report on Form 10-K for the year ended December 31, 2008 a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (“Risk Factors”).  The Risk Factors are hereby incorporated in Part II, Item 1A of this Form 10-Q.  The information presented below updates, and should be read in conjunction with, the Risk Factors.

Our business is dependent upon the availability and price of raw materials, particularly copper. Significant increases in the price of copper could materially adversely affect our liquidity positions.

Future growth in demand for copper may result in copper shortages and increased prices. Any significant increase in the price of copper could have a material adverse effect on our cash flows.

Item 6.                   Exhibits

Item 6.	Exhibits
31.1+	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
32.2+	Sarbanes-Oxley Act of 2002.

+ Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Wolverine Tube, Inc.

Dated: August 17, 2009	By: /s/ David A. Owen
Name: David A. Owen
Title: Senior Vice President, Chief Financial Officer and Secretary