Form 10-Q
period 2009-07-05
WOLVERINE TUBE INC
filed 2009-08-18
CIK 821407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 5, 2009
OR
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

WOLVERINE TUBE, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED July 5, 2009

TABLE OF CONTENTS

PART I                     FINANCIAL INFORMATION

Item1.                        Financial Statements

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
(In thousands except per share amounts)	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
Net sales	$113,580	$245,511	$223,182	$446,970
Cost of goods sold	108,998	237,569	215,025	428,025
Gross profit	4,582	7,942	8,157	18,945
Selling, general and administrative expenses	6,873	6,246	12,523	13,181
Net (gain) loss on divestitures	—	378	—	(5,004)
Advisory fees and expenses	(32)	27	266	552
Restructuring and impairment charges	717	1,123	1,509	5,060
Operating income (loss)	(2,976)	168	(6,141)	5,156
Other (income) expense:
Interest expense, net	4,509	4,859	8,040	9,800
Amortization expense	62	574	803	1,271
Loss on sale of receivables	—	103	—	207
Embedded derivatives mark to fair value	—	(3)	—	(3)
Loss from extinguishment of debt	3,647	—	3,647	—
Other, net	(36)	(256)	(257)	(237)
Loss from continuing operations before non-controlling interest, equity in earnings of unconsolidated subsidiary and income taxes	(11,158)	(5,109)	(18,374)	(5,882)
Non-controlling interest	—	194	—	275
Equity in earnings of unconsolidated subsidiary	(338)	—	(679)	—
Income tax expense	263	787	623	1,888
(Loss) from continuing operations	(11,083)	(6,090)	(18,318)	(8,045)
Income (loss) from discontinued operations, net of taxes	—	(5,769)	—	378
Net (loss)	(11,083)	(11,859)	(18,318)	(7,667)
Accretion of convertible preferred stock	1,256	1,255	2,511	2,511
Preferred stock dividends	2,176	1,625	4,284	2,816
Net income (loss) applicable to common shares	$(14,515)	$(14,739)	$(25,113)	$(12,994)

Net income(loss) per common share—Basic and Diluted
Continuing operations	$(0.36)	$(0.22)	$(0.62)	$(0.33)
Discontinued operations	—	(0.14)	—	—
Net (loss) per common share	$(0.36)	$(0.36)	$(0.62)	$(0.33)

Shares used in computing income (loss) per share:
Basic and diluted	40,624	40,624	40,624	40,624

See accompanying notes to the condensed consolidated financial statements.

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands except share and per share amounts)	July 5, 2009	December 31, 2008
Assets
Current assets
Cash and cash equivalents	$24,462	$33,537
Restricted cash	9,239	37,738
Accounts receivable, net of allowance for doubtful accounts of $216 in 2009
and $392 in 2008	45,647	38,626
Inventories	49,383	53,284
Assets held for sale	—	3,680
Derivative assets	858	291
Prepaid expenses and other assets	2,910	5,380
Total current assets	132,499	172,536
Property, plant and equipment, net	55,386	52,004
Intangible assets and deferred charges, net	2,591	2,634
Notes receivable	576	585
Investment in unconsolidated subsidiary	10,053	9,373
Total assets	$201,105	$237,132

Liabilities and Accumulated Deficit
Current liabilities
Accounts payable	$31,262	$34,713
Accrued liabilities	10,276	13,250
Derivative liabilities	2,291	5,415
Deferred income taxes	858	1,601
Short-term borrowings	1,411	16,112
Total current liabilities	46,098	71,091
Long-term debt	122,723	121,558
Pension liabilities	45,853	45,552
Postretirement benefits obligation	4,444	4,662
Accrued environmental remediation	9,477	9,628
Accrued dividends	9,760	5,476
Other liabilities	3,128	3,290
Total liabilities	241,483	261,257
Series A Convertible Preferred Stock, par value $1,000 per share, 90,000 shares authorized; 54,494 shares issued and outstanding as of July 5, 2009 and
December 31, 2008	16,419	13,908
Series B Convertible Preferred Stock, par value $1,000 per share, 25,000 shares authorized; 10,000 shares issued and outstanding as of July 5, 2009 and
December 31, 2008	9,700	9,700
Accumulated deficit
Common stock, par value $0.01 per share; 180,000,000 shares authorized;
40,623,736 shares issued and outstanding as of July 5, 2009 and December 31,
2008	406	406
Additional paid-in capital	140,224	142,588
Accumulated deficit	(173,883)	(151,281)
Accumulated other comprehensive income (loss), net	(33,244)	(39,446)
Total accumulated deficit	(66,497)	(47,733)
Total liabilities, convertible preferred stock and accumulated deficit	$201,105	$237,132

See accompanying notes to the condensed consolidated financial statements.

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
 (Unaudited)

	Six months ended
(In thousands)	July 5, 2009	June 29, 2008
Operating Activities
Loss from continuing operations	$(18,318)	$(8,045)
Income from discontinued operations	—	378
Net (loss)	(18,318)	(7,667)
Adjustments to reconcile net (loss) to net cash from operating activities:
Depreciation	3,189	3,239
Amortization	879	1,468
Deferred income taxes	(736)	(164)
Gain on sale of fixed assets	(273)	—
(Gain) loss on extinguishment of debt	3,647	(858)
Non-cash paid-in-kind interest	1,165	—
Non-controlling interest in Chinese subsidiary	—	275
Equity in earnings of unconsolidated subsidiary	(679)	—
Impairment of assets held for sale	—	391
Non-cash environmental, restructuring and other charges	139	(7,275)
Embedded derivative mark to fair value	—	1,282
Stock compensation expense	144	1,124
Changes in operating assets and liabilities:
Accounts receivable, net	(7,043)	(20,663)
Inventories	3,717	(3,027)
Income taxes	281	277
Prepaid expenses and other	1,252	5,020
Accounts payable	(3,435)	5,431
Accrued liabilities, including pension, postretirement benefit, and environmental	(645)	(8,908)
Net cash from continuing operating activities	(16,716)	(30,433)
Net cash from discontinued operating activities	(31)	(10,491)
Net cash from operating activities	(16,747)	(40,924)
Investing Activities
Additions to property, plant and equipment	(2,854)	(2,737)
Proceeds from sale of assets	273	5,416
Purchase of patents	(103)	—
Proceeds from sale of interest in Chinese subsidiary	—	9,500
Change in restricted cash	28,499	(4,831)
Net cash from continuing investing activities	25,815	7,348
Net cash from discontinued investing activities	1,200	22,201
Net cash from investing activities	27,015	29,549
Financing Activities
Financing fees and expenses paid	(4,391)	(1,713)
Payments under revolving credit facilities and other debt	(79)	(676)
Borrowings from revolving credit facilities and other debt	1,399	158
Issuance of preferred stock	—	14,194
Purchase or repayment of senior notes	(16,142)	(36,347)
Payment of dividends	—	(2,042)
Net cash from financing activities	(19,213)	(26,426)
Effect of exchange rate on cash and cash equivalents	(130)	861
Net increase(decrease) in cash and cash equivalents	(9,075)	(36,940)
Cash and cash equivalents at beginning of period	33,537	63,303
Cash and cash equivalents at end of period	$24,462	$26,363

Supplemental disclosure of cash flow:
Interest paid	$8,326	$11,149
Income taxes paid, net	$644	$931

See accompanying notes to the condened consolidated financial statements.

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

The accompanying unaudited interim condensed consolidated financial statements presented herewith reflect all adjustments (consisting of only normal and recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the three and six month periods ended July 5, 2009 and June 29, 2008. The results for these periods reflect certain operations as discontinued as a result of certain facilities divestitures (see Note 5, Discontinued Operations).  Our internal operational reporting cycle (i.e. Sunday closest to quarter end) is used for quarterly financial reporting. The results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

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

The Company believes that its available cash and cash anticipated to be generated through operations is expected to be adequate to fund the Company’s liquidity requirements, although there can be no assurances that the Company will be able to generate such cash. Additionally, the Company does not currently have in effect a revolving credit agreement or other capital commitments to supplement its existing cash and anticipated cash resources, if necessary, to meet its liquidity requirements materially in excess of the Company’s current expectations.  The uncertainty about the Company’s ability to achieve its projected results, the absence of such credit or capital commitments and the uncertainty about the future price of copper, which has a substantial impact on working capital, raises substantial doubt about the Company’s ability to continue as a going concern.  The Company expects to continue to actively manage and optimize its cash balances and liquidity, working capital, operating expenses and product profitability, although there can be no assurances the Company will be able to do so

The December 31, 2008 condensed consolidated balance sheet includes reclassifications from amounts previously presented on forms 10-K and 10-K(A).  The reclassifications relate to classifications of accrued dividends from current to long-term and of certain amounts from short-term to long-term debt.  Such reclassifications contained herein had no impact, for any period, on previously reported, as amended, net income (loss) or accumulated deficit.

Adoption of New Accounting Policies

As of July 5, 2009, the Company’s significant accounting policies, which are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, have not materially changed  from December 31, 2008, except for the following:

On January 1, 2009, the Company adopted the provisions of SFAS No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 issued by the FASB in March 2008. This statement requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The adoption of SFAS 161 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

On July 5, 2009, the Company adopted FASB Statement No. 165, Subsequent Events (SFAS 165). The statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, the Statement defines: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  Management has reviewed events occurring through August 18, 2009, the date the financial statements were issued and no subsequent events occurred requiring accrual or disclosure.

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

On February 26,  2009, we announced the commencement of an offer (the “Exchange Offer”) to each of the holders of our 10.5% Senior Exchange Notes and our 10.5% Senior Notes due March 28, 2009 and April 1, 2009, respectively, to exchange these notes for new notes in order to refinance those maturities. The Exchange Offer was successfully consummated on April 28, 2009.  $83.3 million of the 10.5% Senior Notes and $38.3 million of the 10.5% Senior Exchange Notes were exchanged for new 15% Senior Secured Notes (the ”Senior Secured Notes”). The Senior Secured Notes mature in a lump sum on March 31, 2012. The remaining $16.1 million of 10.5% Senior Notes were repaid on April 28, 2009.  See Note 8, Financing Arrangements and Debt, for a description of the Exchange Offer and a description of the new Senior Secured Notes. After completing this refinancing, the Company had unrestricted domestic cash balances of approximately $15.0 million on April 28, 2009.

(3)	Restricted Cash

Our liquidity is affected by restricted cash balances, which are included in current assets and are not available for general corporate use.  Restricted cash as of July 5, 2009 and December 31, 2008 was $9.2 million and $37.7 million, respectively.  Restricted cash at July 5, 2009 included $3.5 million related to deposits for margin calls on our metal hedge programs, $5.5 million of deposits to cover our insurance reserves and $0.2 million of other restricted cash deposits.  Restricted cash at December 31, 2008 included $16.9 million related to deposits for margin calls on our metal hedge programs, $5.9 million on deposit to cover our insurance reserves, $14.0 million of deposits to cover our silver consignment facility and $0.9 million of other restricted cash deposits. The silver consignment facility was terminated on February 19, 2009 (see Note 8).

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

For the three and six months ended July 5, 2009, we recorded $0.3 million and $0.7 million, respectively, in equity earnings from our investment in this unconsolidated subsidiary.

(5)	Discontinued Operations

On February 29, 2008, we sold substantially all of the assets and liabilities of our Small Tube Products (“STP”) business located in Altoona, Pennsylvania. On November 6, 2008, the Company received a working capital settlement in the Company’s favor of approximately $2.8 million. Operating results associated with the STP business for the period ended June 29, 2008 are presented as a discontinued operation.

On July 8, 2008, we closed on the sale of our Wolverine Tube Canada, Inc. (WTCI) subsidiary located in London, Ontario, Canada. The subsidiary produced wholesale and commercial products for sale in the North American markets. In the transaction, we sold 100% of the issued and outstanding share capital of our wholly owned subsidiary for $41.2 million. In addition, certain currency translation adjustments aggregating approximately $3.6 million included in accumulated other comprehensive income (loss) were reclassified to earnings. Additionally, we sold certain accounts receivable of Wolverine in the amount of $2.4 million, and we received $1.8 million owed by the Canadian subsidiary to Wolverine for inventory purchased prior to the sale. Exiting the WTCI business constitutes an exit of the wholesale business for Wolverine. Operating results associated with the WTCI business for the period are presented as a discontinued operation.

See the table below for the net income results for the three and six months ended June 29, 2008 of the discontinued operations:

	Three months ended	Six months ended
(In thousands)	June 29, 2008	June 29, 2008
Net Sales	$67,171	$138,692
Income (loss) before income taxes	$(5,679)	468
Income taxes	90	90
Net income (loss)	$(5,769)	$378

Net income (loss) per common share - Basic	$(0.14)	$—
Net income (loss) per common share - Diluted	$(0.14)	$—

(6)	Inventories

Inventories are as follows:

(In thousands)	July 5, 2009	December 31, 2008
Finished products	$24,413	$27,990
Work-in-process	12,887	10,646
Raw materials	6,672	9,262
Supplies	5,411	5,386
Total	$49,383	$53,284

Included in finished products are consignment inventories of $11.1 million at July 5, 2009 and $12.3 million at December 31, 2008. These consignments are at various locations throughout the United States.

(7)	Assets Held for Sale

As of December 31, 2008, we had recorded, based on the estimated appraisal fair value, approximately $3.7 million in assets held for sale related to the property in Decatur, Alabama. The Decatur, Alabama property is in an industrial area in north central Alabama. Issues with the Decatur facility include its size, age, and potential environmental issues depending on the use of the property. Its location on the Tennessee River in water deep enough for mooring or docking commercial or large private vessels has appeal to both commercial and industrial users. We have estimated the fair value of the land net of the cost of demolition and removal of the buildings and building material on the site. We continue to utilize a portion of the Decatur facility for product development and various sales and administrative functions.

During the first quarter of 2009 the land was reclassified from assets held for sale to property, plant and equipment due to the fact the Company has been unable to sell the property. The land is currently on the market and the Company is actively soliciting buyers.

(8)	Financing Arrangements and Debt

Long-term debt consists of the following:

(In thousands)	July 5, 2009	December 31, 2008
Senior Exchange Notes, 10.5%, due March 2009	$—	$38,300
Senior Notes, 10.5%, due April 2009	—	99,400
Discount on 10.5% Senior Notes and 10.5% Senior
Exchange Notes	—	(44)
Senior Secured Notes, 15%, due March 2012	122,723	—
Other foreign subsidiaries	1,401	—
Capitalized leases	10	14
Total debt	124,134	137,670
Less short-term borrowings	(1,411)	(16,112)
Total long-term debt	$122,723	$121,558

15% Senior Secured Notes

On April 28, 2009, the Company issued $121.6 million aggregate principal amount of 15% Senior Secured Notes (the “Senior Secured Notes”) due March 2012 pursuant to an indenture, dated April 28, 2009, among the Company, the subsidiary guarantors named herein and U.S. Bank National Association, as trustee and collateral agent (The “Indenture”) in exchange for $38.3 million in principal amount of the 10.5% Senior Exchange Notes and $83.3 million in principal amount of the 10.5% Senior Notes (The “Exchange Offer”). The Company redeemed $16.1 million of the 10.5% Senior Notes and paid a 3% exchange fee to holders that exchanged their notes for the Senior Secured Notes.

The terms of the Exchange Offer and new Senior Secured Notes are as follows:

The Senior Secured Notes will mature on March 31, 2012. We will pay interest on the Senior Secured Notes at 15% per annum until maturity, of which 10% is payable in cash and 5% is payable by issuing additional Senior Secured Notes (“PIK Notes”); provided however, that (a) if the outstanding principal amount of Senior Secured Notes at the close of business on March 31, 2010 exceeds $90 million, the interest rate will increase to 16%, of which 10% will be payable in cash and 6% will be payable in PIK Notes, and (b) if the outstanding principal amount of Senior Secured Notes at the close of business on March 31, 2011 exceeds $60 million, the interest rate will increase to 17%, of which 10% will be payable in cash and 7% will be payable in PIK Notes. We will pay interest semiannually on March 31 and September 30 of each year, commencing September 30, 2009. Interest will be computed on the basis of a 360-day year of twelve 30-day months. As of July 5, 2009, we have accrued $2.3 million of interest on the Senior Secured Notes for the 10% which is payable in cash and have increased the principal amount of the Senior Secured Notes by $1.1 million, which represents the 5% PIK Notes.

The Senior Secured Notes are secured on a first-priority basis by substantially all of our assets and those of the subsidiary guarantors and will rank pari passu in right of payment with all of our existing and future senior indebtedness and senior in right of payment to all of our future subordinated indebtedness, if any. The Guarantee and Collateral Agreement dated April 28, 2009 provides for the unconditional guarantee by the subsidiary guarantors of the payment of the principal and interest on the Senior Secured Notes and the performance by us of all other obligations under the Indenture.

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

The Indenture contains covenants that limit the ability of the Company and our subsidiaries to incur additional indebtedness; pay dividends or distributions on, or redeem or repurchase capital stock; make investments; issue or sell capital stock of subsidiaries; engage in transactions with affiliates; create liens on assets; transfer or sell assets; guarantee indebtedness; restrict dividends or other payments of subsidiaries; consolidate, merge or transfer all or substantially all of our assets and the assets of our subsidiaries; and engage in sale/leaseback transactions.

Liquidity Facilities

At July 5, 2009, we had no domestic credit facilities in place as all such facilities expired or were terminated in February 2009. We believe cash on hand and cash generated from operations will be sufficient to meet the Company’s financial obligations in the short term; however, there can be no assurance that this will be the case.  The terms and conditions of the Company’s Senior Secured Notes have a provision that would allow the Company to secure credit facilities under certain conditions prescribed in the Indentures thereto.

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

Receivables Sale Facility

On April 28, 2005, we established a Receivables Sale Facility.  The limit on the facility was adjusted from time to time and at December 31, 2008 was $35.0 million.  In accordance with the provisions of SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, we included in accounts receivable in our Condensed Consolidated Balance Sheets the portion of receivables sold to our special purpose entity receivables finance subsidiary, which have not been resold to the participating banks in the Receivables Sale Facility.  Since there were no outstanding advances under the Receivables Sale Facility at December 31, 2008, the accounts receivable in the Condensed Consolidated Balance Sheet was not impacted.  Availability under our Receivables Sale Facility as of December 31, 2008 was $12.4 million.  The Receivables Sale Facility was terminated on February 19, 2009.

Silver Consignment Facility

On February 16, 2007 we entered into a silver consignment facility with HSBC Bank USA N.A. (HSBC). Under the consignment facility as of December 31, 2008, we were able to from time to time request from HSBC, and HSBC could in its sole discretion provide, consignments of silver with an aggregate value of up to the lesser of (a) $16 million or (b) 85% of the aggregate undrawn face amount of letters of credit required to be provided to HSBC pursuant to the consignment facility. The consignment of silver to us by HSBC under the consignment facility was conditioned on HSBC’s prior receipt and the continued effectiveness of letters of credit in an aggregate amount such that the value of all outstanding consigned silver under the consignment facility was not more than 85% of the aggregate undrawn face amount of the letters of credit. The facility terminated on February 19, 2009 and HSBC drew on the letters of credit to cover the cost of the consigned silver that we simultaneously purchased. The balance of the letters of credit was refunded to us by Wachovia.

Under our silver consignment and forward contracts facility in place at December 31, 2008, we had $10.3 million of silver in our inventory under the silver consignment facility, with a corresponding amount included in accounts payable and $2.1 million committed to under the forward contracts facility.

      Other Credit Facilities

We have a credit facility with a Netherlands bank, payable on demand and providing for available credit of up to 2.9 million Euros or approximately $3.7 million. At July 5, 2009 and December 31, 2008, we had no outstanding borrowings under this facility.  This credit facility is secured by certain accounts receivable and inventory.  In addition, Wolverine Tube Europe B.V. has granted the bank a guarantee regarding a property lease agreement in the amount of 29.8 thousand Euros.

We have a line of credit with a Portuguese bank which provides available credit of up to 1.0 million Euros or approximately $1.4 million.  Borrowings under this facility were $1.4 million and $0.0 million at July 5, 2009 and December 31, 2008, respectively. This line of credit expired on August 1, 2009 and we are in the process of renewing the line of credit.  The interest rate is calculated as the EURIBOR (European Interbank Offer Rate) at the end of the month plus a spread of 1.5%.  The interest rate as of July 5, 2009 was 2.384%.

10.5% Senior Notes and 10.5% Senior Exchange Notes

As a result of the successful completion of the Exchange Offer on April 28, 2009, $83.3 million of the 10.5% Senior Notes and $38.3 million of the 10.5% Senior Exchange Notes were exchanged for Senior Secured Notes due 2012.  The remaining $16.1 million of 10.5% Senior Notes were paid to the note holders on April 28, 2009.

9)	Interest Expense

The following table summarizes interest expense, net:

	Three months ended		Six months ended
(In thousands)	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
Interest expense - bonds and other	$4,588	$5,047	$8,302	$10,650
Interest income	(48)	(162)	(219)	(812)
Capitalized interest	(31)	(26)	(43)	(38)
Interest expense, net	$4,509	$4,859	$8,040	$9,800

(10)	Pension Plans

Defined Contribution Plans

We have 401(k) plans covering substantially all of our U.S. employees.  We recorded expense with respect to these plans of $0.4 million and $0.8 million for the three and six months ended July 5, 2009, respectively and $0.3 million and $1.1 million for the three and six months ended June 29, 2008, respectively.  Contributions made under our defined contribution plans may include the following components: (i) a match, at our discretion, of employee salaries contributed to the plans; (ii) a contribution amount equal to 3% of an employee’s annual salary; (iii) a “gain share” component dependent upon us attaining certain financial performance targets; and (iv) a transition provision, providing for contributions for five years, based upon an employee’s age and years of service.

U.S. Qualified Retirement Plan

The following table summarizes the components of net periodic pension cost (benefit) for the U.S. Qualified Retirement Plan, which was frozen on February 28, 2006, for the three and six months ended July 5, 2009 and June 29, 2008:

	Three months ended		Six months ended
(In thousands)	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
Interest Cost	$2,412	$2,438	$4,824	$4,876
Expected return on plan assets	(1,806)	(2,734)	(3,612)	(5,468)
Amortization of net actuarial loss	1,002	—	2,004	—

Net periodic pension cost (benefit)	$1,608	$(296)	$3,216	$(592)

U.S. Non-qualified Retirement Plan

The following table summarizes the components of net periodic pension cost for the U.S. Non-Qualified Retirement Plan for the three and six months ended July 5, 2009 and June 29, 2008:

	Three months ended		Six months ended
(In thousands)	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
Interest Cost	$17	$17	$34	$34
Net periodic pension cost	$17	$17	$34	$34

Postretirement Benefit Obligation

During the fiscal year 2009, we expect the total U.S. and Canadian combined postretirement benefit costs to be $0.6 million.  The following table summarizes the components of the net periodic costs for the three and six months ended July 5, 2009 and June 29, 2008:

	Three months ended		Six months ended
(In thousands)	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
Service Cost	$17	$77	$34	$154
Interest Cost	68	256	136	513
Amortization of prior service cost	(7)	(8)	(14)	(16)
Amortization of net actuarial gain	(220)	(160)	(440)	(319)
Curtailment gain (1)	—	—	—	(410)
Net periodic cost (benefit)	$(142)	$165	$(284)	$(78)

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

We have accrued undiscounted estimated environmental remediation costs of $9.5 million at July 5, 2009, consisting of $8.6 million for the Decatur facility and $0.9 million for the Ardmore facility. Based on information currently available, we believe that the costs of these matters are not reasonably likely to have a material effect on our business, financial condition or results of operations. However, actual costs related to environmental matters could differ materially from the amounts we estimated and accrued at July 5, 2009 if these environmental matters are not resolved as anticipated.

In February 2009, the Pension Benefit Guaranty Corporation (the “PBGC”) advised the Company that it may be required to accelerate funding of certain pension related obligations as a result of the closure and/or sale of certain operations of the Company.  The PBGC has not made a final determination of the amount or timing of any payments.  Since February 2009, the Company and the PBGC have been engaged in discussions regarding this matter. Based upon these discussions and in consultation with special counsel, the Company believes it is reasonably possible that the matter will ultimately be resolved through an agreement with the PBGC to fund an amount to be determined and paid in the future.  The Company believes any such agreement would result in accelerated funding of the already accrued pension obligations. Accordingly, no additional pension accrual is required at July 5, 2009 or December 31, 2008 since the amount and timing of additional contributions, if any, cannot be reasonably estimated.

(12)	Litigation

Our facilities and operations are subject to extensive environmental laws and regulations, and we are currently involved in various proceedings relating to environmental matters.  We are not involved in any legal proceedings that we believe could have a material adverse effect upon our business, operating results or financial condition.

(13)	Income Taxes

As of July 5, 2009, Wolverine was subject to examination in the U.S. federal tax jurisdiction and various states for the 2004-2008 tax years. Wolverine was also subject to examination in various foreign jurisdictions for the 2002-2008 tax years. We believe appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

For the three and six months ended July 5, 2009, tax expense was $0.3 million and $0.6 million, respectively, attributable to taxable income at our foreign locations.  The U.S. tax benefit was totally offset by an increase in the valuation allowance attributable to the Net Operating Losses (“NOLs”).  For the three and six months ended June 29, 2008, tax expense was $0.8 million and $1.9 million, respectively, also attributable to taxable income at our foreign locations.  Tax benefit in the U.S. operations and tax expense in our Canadian locations were offset by adjustments in the valuation allowance in those tax jurisdictions. For all periods, the effective tax rate was not meaningful given tax expense divided by a pretax loss caused by adjustments to the valuation allowance.

(14)	Industry Segments

For internal purposes, we prepare business unit operating statements (operating segment level), which include net sales, metal costs, production costs, operating income, and Earnings Before Interest Taxes Depreciation Amortization (“EBITDA”) for one operating segment (or business unit): Wolverine Tube Consolidated. Historically, we have reviewed the financial operations of our business from a wholesale and commercial standpoint. In the second quarter of 2008, we closed our facility in Decatur, Alabama, which included substantially all of our wholesale business. In July 2008 we sold the London, Canada facility, which produced the remaining amount of our wholesale products and dissolved the wholesale business unit at that time.  The wholesale business segment results were previously reported within our wholesale segment reporting group. The related revenue and expenses of the wholesale segment were at one time material to our consolidated results, and this business unit was dissolved rather than being merged into another business unit. Accordingly, we have removed the historical results for the wholesale segment and its results for the three and six months ended June 29, 2008 are classified as discontinued operations. In addition, no goodwill was allocated to this business unit and no intangible assets were on the books prior to the dissolution of the business unit. Accordingly, there was no related write-off of goodwill or write-down of intangible assets as a result of the dissolution of this business unit.  With the elimination of our wholesale products segment, the Company now has only one business segment, commercial products.

(15)	Comprehensive Income (Loss)

The following table summarizes comprehensive income (loss):

	Three months ended		Six months ended
(In thousands)	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
Net income (loss)	$(11,083)	$(11,859)	$(18,318)	$(7,667)
Translation adjustment for financial statements denominated in a foreign currency	827	639	(360)	2,982
Unrealized gain (loss) on cash flow hedges	1,431	489	4,975	389
Recognized gain (loss) related to pension and post-retirement benefit plans	811	(205)	1,593	(274)
Comprehensive income (loss)	$(8,014)	$(10,936)	$(12,110)	$(4,570)

(16)	Earnings (Loss) Per Share

For the three and six months ended July 5, 2009 and June 29, 2008, we accounted for earnings (loss) per share (“EPS”) in accordance with EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128 (“EITF 03-6”), which established standards regarding the computation of earnings (loss) per share by companies that have securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company.  EITF 03-6 requires earnings available to common stockholders for the period, after deduction of preferred stock dividends, be allocated between the common and preferred stockholders based on their respective rights to receive dividends.  Basic earnings (loss) per share is then calculated by dividing the net income (loss) allocable to common stockholders by the weighted average number of shares outstanding.  EITF 03-6 does not require the presentation of basic and diluted earnings (loss) per share for securities other than common stock.  Therefore, the following earnings (loss) per share amounts only pertain to common stock.

Under the guidance of EITF 03-6, diluted earnings (loss) per share is calculated by dividing income (loss) allocable to common stockholders by the weighted average common shares outstanding plus potential dilutive common stock such as stock options, unvested restricted stock and preferred stock.  To the extent that stock options, unvested restricted stock, and preferred stock are anti-dilutive, they are excluded from the calculation of diluted earnings (loss) per share in accordance with SFAS No. 128, Earnings Per Share (“SFAS 128”),. For the three and six month periods ended July 5, 2009 and June 29, 2008 all such potential common stock is anti-dilutive and as such there is no difference between basic and diluted EPS.

The calculation of net income (loss) per share for the three and six month periods ended July 5, 2009 and June 29, 2008 is presented below:
	Three months ended		Six months ended
(In thousands except per share amounts)	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
Basic Earnings (Loss) Per Share
Net income (loss)	$(11,083)	$(11,859)	$(18,318)	$(7,667)
Less: accretion of convertible preferred stock	1,256	1,255	2,511	2,510
Less: preferred stock dividends	2,176	1,625	4,284	2,816
Net income (loss) applicable to common stockholders	$(14,515)	$(14,739)	$(25,113)	$(12,993)
Income from discontinued operations	—	(5,769)	—	377
Net (loss) from continuing operations	$(14,515)	$(8,970)	$(25,113)	$(13,370)

Amount allocable to common stockholders from continuing operations (1)	100%	100%	100%	100%
Amount allocable to common stockholders from discontinued operations (1)	0%	100%	0%	41%
Net loss from continuing operations allocated to common stockholders	$(14,515)	$(8,970)	$(25,113)	$(13,370)
Net income (loss) from discontinued operations allocable to common stockholders	$—	$(5,769)	$—	$155

Basic weighted average number of common shares (2)	40,624	40,624	40,624	40,624

Basic income (loss) per share – Two-class Method
Continuing operations	$(0.36)	$(0.22)	$(0.62)	$(0.33)
Discontinued operations (1)	—	(0.14)	—	—
Net loss per common share	$(0.36)	$(0.36)	$(0.62)	$(0.33)

Diluted Earnings (Loss) Per Share
Net income (loss) available to common stockholders	$(14,515)	$(14,739)	$(25,113)	$(12,993)
Plus: accretion of convertible preferred stock	1,256	1,255	2,511	2,510
Plus: preferred stock dividends	2,176	1,625	4,284	2,816
Income (loss) available to common stockholders in addition to assumed conversions	$(11,083)	$(11,859)	$(18,318)	$(7,667)
Income (loss) from discontinued operations	—	(5,769)	—	377
Net loss from continuing operations available to common stockholders in addition to assumed conversions	$(11,083)	$(6,090)	$(18,318)	$(8,044)

Amount allocable to common stockholders (1)	100%	100%	100%	100%
Amount allocable to common stockholders from discontinued operations (1)	0%	100%	0%	41%
Net loss from continuing operations allocable to common stockholders	$(14,515)	$(8,970)	$(25,113)	$(13,370)
Net income (loss) from discontinued operations allocable to common stockholders	$—	$(5,769)	$—	$155

Diluted weighted average number of common shares (2)	40,624	40,624	40,624	40,624

Diluted income (loss) per share – Two-class Method
Continuing operations	$(0.36)	$(0.22)	$(0.62)	$(0.33)
Discontinued operations	—	(0.14)	—	—
Net loss per common share	$(0.36)	$(0.36)	$(0.62)	$(0.33)

(1) Amount allocable to common stockholders is calculated as the weighted average number of common shares outstanding divided by the sum of common and preferred shares outstanding for the three and six months ended July 5, 2009 and June 29, 2008.  In computing basic EPS using the two-class method, we have not allocated the loss available to common stockholders for the three and six months ended July 5, 2009 and June 29, 2008 between common and preferred stockholders since the preferred stockholders do not have a contractual obligation to share in the net losses.

(2) Due to their antidilutive effect, the following potential common shares have been excluded from the computation of diluted loss per share as of July 5, 2009 and June 29, 2008: 13.9 million and 14.1 million, respectively of stock options; 49.5 million shares of Series A Convertible Preferred Stock for each period; and 9.1 million of Series B Convertible Preferred Stock for each period.  Also excluded from the computation of diluted loss per share as of July 5, 2009 are restricted share awards of 40,000.

(17)	Stock-Based Compensation Plans

At July 5, 2009, we had stock-based outside director, employee and non-employee awards associated with our 2007 Non-Qualified Stock-Based compensation plan.  Valuation of the stock based awards is calculated in accordance with Statement of Financial Accounting Standards 123(R) Share-Based Payment (“SFAS123(R)”). The amount of compensation expense recorded for the three and six months ended July 5, 2009 is $62 thousand and $0.1 million, respectively. The amount of compensation expense recorded for the three and six months ended June 29, 2008 is $0.4 million and $1.2 million, respectively.  The amount remaining to be expensed through the end of the third quarter of 2013 is $0.1 million. There have been no grants, employee or non-employee, issued during 2009.

(18)	Restructuring and Other Charges

During the three and six months ended July 5, 2009 we continued to recognize expense associated with the closure of our Booneville, Mississippi facility and the significant downsizing of our Decatur, Alabama facility, as well as severance charges in connection with our continued SG&A restructuring effort. We also recognized severance charges having to do with headcount reductions and the realigned operations at our Monterrey, Mexico facility.

We recognized an expense during the three and six months ended July 5, 2009 associated with restructuring activities before tax totaling $0.7 million and $1.5 million, respectively.

The following sets forth the major types of costs associated with our active restructuring activities:

Booneville, Mississippi Closing

			Cumulative
	Three months ended	Six months ended	incurred through
(In thousands)	July 5, 2009	July 5, 2009	July 5, 2009
Major Type Costs

Impair and liquidate current assets	$—	$—	$915
Employee related costs	—	—	156
Post closing cost	37	67	1,662
Fixed asset impairment	—	—	3,049
Total	$37	$67	$5,782

Decatur, Alabama Reduction
			Cumulative
	Three months ended	Six months ended	incurred through
(In thousands)	July 5, 2009	July 5, 2009	July 5, 2009
Major Type Costs
Impair and liquidate current assets	$—	$—	$6,517
Employee related costs	11	107	3,138
Environmental remediation	—	—	8,608
Post closing cost	189	340	4,563
Other costs / currency	—	—	759
Fixed asset impairment	—	—	40,134
Total	$200	$447	$63,719

Monterrey, Mexico Reduction

			Cumulative
	Three months ended	Six months ended	incurred through
(In thousands)	July 5, 2009	July 5, 2009	July 5, 2009
Major Type Costs
Impair and liquidate current assets	$130	$130	$130
Employee related costs	140	223	223
Total	$270	$353	$353

Corporate SG&A Reduction

			Cumulative
	Three months ended	Six months ended	incurred through
(In thousands)	July 5, 2009	July 5, 2009	July 5, 2009
Major Type Costs
Employee related costs	$200	$632	$1,163
Post retirement benefit gain	—	—	(208)
Other costs / currency	10	10	159
Total	$210	$642	$1,114

			Cumulative
	Three months ended	Six months ended	incurred through
(In thousands)	July 5, 2009	July 5, 2009	July 5, 2009
Grand Total	$717	$1,509	$70,968

At the end of the second quarter of 2009, we had accrued $8.6 million related to the restructuring of our North American operations for potential environmental charges at our Decatur, Alabama facility.

(19)	Condensed Consolidating Financial Information

The following tables present condensed consolidating financial information for: (a) Wolverine Tube, Inc. (the Parent) on a stand-alone basis; (b) on a combined basis, the guarantors of the 15% Senior Secured Notes (Subsidiary Guarantors), which include TF Investor, Inc.; Tube Forming, L.P.; Wolverine Finance, LLC; Wolverine PA, LLC; Wolverine Joining Technologies, LLC; and Tube Forming Holdings, Inc.; and (c) on a combined basis, the Non-Guarantor Subsidiaries, which include 3072452 Nova Scotia Company; 3072453 Nova Scotia Company; Wolverine Tube Canada Limited Partnership; Wolverine Shanghai Metals; Wolverine European Holdings BV; Wolverine Tube Europe BV; Wolverine Tube, BV; Wolverine Tubagem (Portugal), Lda; Wolverine Joining Technologies Canada, Inc.; Wolverine Asia, Limited; WLVN de Latinoamerica, S. de R.L. de C.V.; and WLV Mexico, S. de R.L. de C.V. Each of the Subsidiary Guarantors is 100% owned by the Parent. The guarantees issued by each of the Subsidiary Guarantors are full, unconditional, joint and several. Accordingly, separate financial statements of the 100% owned Subsidiary Guarantors are not presented because the Subsidiary Guarantors are jointly, severally and unconditionally liable under the guarantees, and we believe separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors. Furthermore, there are no significant legal restrictions on the Parent’s ability to obtain funds from its subsidiaries by dividend or loan.

The Parent is comprised of Oklahoma and Tennessee manufacturing operations and certain corporate management, sales and marketing, information services, product development, the Precision Tool Center and finance functions located in Alabama.

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
For the Three Months Ended July 5, 2009
(Unaudited)

			Non-
		Subsidiary	Guarantor
(In thousands)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$79,494	$24,684	$10,954	$(1,552)	$113,580
Cost of goods sold	78,290	22,651	9,609	(1,552)	108,998
Gross profit	1,204	2,033	1,345	—	4,582
Selling, general and administrative expenses	5,920	482	471	—	6,873
Advisory fees and expenses	(44)	—	12	—	(32)
Restructuring and impairment charges	483	234	—	—	717
Operating income (loss)	(5,155)	1,317	862	—	(2,976)
Other (income) expense:
Interest (income) expense, net	4,516	(7)	—	—	4,509
Amortization expense	62	—	—	—	62
Loss on extinguishment of debt	3,647	—	—	—	3,647
Other, net	2,151	(85)	(2,102)	—	(36)
Equity in earnings of subsidiaries	3,483	—	—	(3,483)	—
Net income (loss)	(12,048)	1,409	2,964	(3,483)	(11,158)
Equity in earnings of unconsolidated subsidiary	(338)	—	—	—	(338)
Income tax expense (benefit)	(627)	606	284	—	263
Net income (loss)	(11,083)	803	2,680	(3,483)	(11,083)
Accretion of convertible preferred stock	1,256	—	—	—	1,256
Preferred stock dividends	2,176	—	—	—	2,176
Net income (loss) applicable to common shares	$(14,515)	$803	$2,680	$(3,483)	$(14,515)

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
For the Three Months Ended June 29, 2008
(Unaudited)

			Non-
		Subsidiary	Guarantor
(In thousands)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$174,606	$40,726	$35,923	$(5,744)	$245,511
Cost of goods sold	169,812	37,592	35,909	(5,744)	237,569
Gross profit	4,794	3,134	14	—	7,942
Selling, general and administrative expenses	5,001	592	653	—	6,246
Net loss on divestitures	—	—	378	—	378
Advisory fees and expenses	27	—	—	—	27
Restructuring and impairment charges	282	—	841	—	1,123
Operating income (loss)	(516)	2,542	(1,858)	—	168
Other (income) expense:
Interest (income) expense, net	4,406	(105)	558	—	4,859
Amortization expense	659	—	(85)	—	574
Loss on sale of receivables	—	—	103	—	103
Embedded derivatives mark to fair value	—	—	(3)	—	(3)
Other, net	4,627	155	(5,038)	—	(256)
Equity in earnings of subsidiaries	4,449	—	—	(4,449)	—
Loss from continuing operations before non-controlling interest and income taxes	(5,759)	2,492	2,607	(4,449)	(5,109)
Non-controlling interest	194	—	—	—	194
Income tax expense (benefit)	137	(90)	740	—	787
Income (loss) from continuing operations	(6,090)	2,582	1,867	(4,449)	(6,090)
Loss from discontinued operations, net of taxes	(5,769)	—	—	—	(5,769)
Net income (loss)	(11,859)	2,582	1,867	(4,449)	(11,859)
Accretion of convertible preferred stock	1,255	—	—	—	1,255
Preferred stock dividends	1,625	—	—	—	1,625
Net income (loss) applicable to common shares	$(14,739)	$2,582	$1,867	$(4,449)	$(14,739)

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
For the Six Months Ended July 5, 2009
(Unaudited)

			Non-
		Subsidiary	Guarantor
(In thousands)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$154,026	$45,349	$26,402	$(2,595)	$223,182
Cost of goods sold	151,599	41,941	24,080	(2,595)	215,025
Gross profit	2,427	3,408	2,322	—	8,157
Selling, general and administrative expenses	10,536	992	995	—	12,523
Advisory fees and expenses	254	—	12	—	266
Restructuring and impairment charges	1,253	256	—	—	1,509
Operating income (loss)	(9,616)	2,160	1,315	—	(6,141)
Other (income) expense:
Interest (income) expense, net	8,062	(65)	43	—	8,040
Amortization expense	770	—	33	—	803
Loss on extinguishment of debt	3,647	—	—	—	3,647
Other, net	4,231	(61)	(4,427)	—	(257)
Equity in earnings of subsidiaries	6,421	—	—	(6,421)	—
Income (loss) from continuing operations before equity in earnings of unconsolidated subsidiary and income taxes	(19,905)	2,286	5,666	(6,421)	(18,374)
Equity in earnings of unconsolidated subsidiary	(679)	—	—	—	(679)
Income tax expense (benefit)	(908)	899	632	—	623
Net income (loss)	(18,318)	1,387	5,034	(6,421)	(18,318)
Accretion of convertible preferred stock	2,511	—	—	—	2,511
Preferred stock dividends	4,284	—	—	—	4,284
Net income (loss) applicable to common shares	$(25,113)	$1,387	$5,034	$(6,421)	$(25,113)

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
For the Six Months Ended June 29, 2008
(Unaudited)

			Non-
		Subsidiary	Guarantor
(In thousands)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$311,702	$75,505	$70,866	$(11,103)	$446,970
Cost of goods sold	302,397	72,130	64,601	(11,103)	428,025
Gross profit	9,305	3,375	6,265	—	18,945
Selling, general and administrative expenses	10,762	1,204	1,215	—	13,181
Net (gain) on divestitures	—	—	(5,004)	—	(5,004)
Advisory fees and expenses	552	—	—	—	552
Restructuring and impairment charges	3,812	—	1,248	—	5,060
Operating income (loss)	(5,821)	2,171	8,806	—	5,156
Other (income) expense:
Interest (income) expense, net	8,809	(294)	1,285	—	9,800
Amortization expense	1,140	—	131	—	1,271
Loss on sale of receivables	—	—	207	—	207
Embedded derivatives mark to fair value	—	—	(3)	—	(3)
Other, net	4,905	356	(5,498)	—	(237)
Equity in earnings of subsidiaries	12,203	—	—	(12,203)	—
Loss from continuing operations before non-controlling interest and income taxes	(8,472)	2,109	12,684	(12,203)	(5,882)
Non-controlling interest	275	—	—	—	275
Income tax expense (benefit)	(702)	749	1,841	—	1,888
Income (loss) from continuing operations	(8,045)	1,360	10,843	(12,203)	(8,045)
Income from discontinued operations, net of taxes	378	—	—	—	378
Net income (loss)	(7,667)	1,360	10,843	(12,203)	(7,667)
Accretion of convertible preferred stock	2,511	—	—	—	2,511
Preferred stock dividends	2,816	—	—	—	2,816
Net income (loss) applicable to common shares	$(12,994)	$1,360	$10,843	$(12,203)	$(12,994)

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
July 5, 2009
(Unaudited)

			Non-
		Subsidiary	Guarantor
(In thousands)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$18,534	$—	$5,928	$—	$24,462
Restricted cash	9,016	—	223	—	9,239
Accounts receivable, net	30,110	9,139	6,398	—	45,647
Inventories	20,408	20,597	8,378	—	49,383
Derivative assets	858	—	—	—	858
Prepaid expenses and other assets	1,265	1,246	399	—	2,910
Total current assets	80,191	30,982	21,326	—	132,499
Property, plant and equipment, net	27,670	13,921	13,795	—	55,386
Intangible assets and deferred charges, net	2,576	—	15	—	2,591
Notes receivable	—	—	576	—	576
Investment in unconsolidated subsidiary	10,053	—	—	—	10,053
Investment in subsidiaries	333,628	325	—	(333,953)	—
Total assets	$454,118	$45,228	$35,712	$(333,953)	$201,105

Liabilities and Accumulated Deficit
Current liabilities
Accounts payable	$21,371	$4,373	$5,518	$—	$31,262
Accrued liabilities	(12,962)	20,876	2,362	—	10,276
Derivative liabilities	2,291	—	—	—	2,291
Deferred income taxes	932	(211)	137	—	858
Short-term borrowings	—	—	1,411	—	1,411
Intercompany balances, net	285,124	(262,279)	(22,845)	—	—
Total current liabilities	296,756	(237,241)	(13,417)	—	46,098
Long-term debt	122,723	—	—	—	122,723
Pension liabilities	45,853	—	—	—	45,853
Postretirement benefits obligation	3,250	—	1,194	—	4,444
Accrued environmental remediation	9,477	—	—	—	9,477
Deferred income taxes, non-current	3,549	(3,549)	—	—	—
Accrued dividends	9,760	—	—	—	9,760
Other liabilities	3,128	—	—	—	3,128
Total liabilities	494,496	(240,790)	(12,223)	—	241,483
Preferred Stock	26,119	—	—	—	26,119
Accumulated deficit	(66,497)	286,018	47,935	(333,953)	(66,497)
Total liabilities, convertible preferred stock and accumulated deficit	$454,118	$45,228	$35,712	$(333,953)	$201,105

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

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the Six Months Ended July 5, 2009
(Unaudited)

			Non-
		Subsidiary	Guarantor
(In thousands )	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$(18,318)	$1,387	$5,034	$(6,421)	$(18,318)
Adjustments to reconcile net income (loss) to net cash from
operating activities:
Depreciation	1,729	1,005	455	—	3,189
Amortization	794	—	85	—	879
Deferred income taxes	(630)	—	(106)	—	(736)
(Gain) on sale of fixed assets	(273)	—	—	—	(273)
Loss on extinguishment of debt	3,647	—	—	—	3,647
Non-cash paid-in-kind interest	1,165	—	—	—	1,165
Non-cash environmental, restructuring and other charges	(88)	—	227	—	139
Stock compensation expense	144	—	—	—	144
Equity in earnings of unconsolidated subsidiary	(679)	—	—	—	(679)
Equity in earnings of subsidiaries	(6,421)	—	—	6,421	—
Changes in operating assets and liabilities	(22,784)	(4,831)	21,742	—	(5,873)
Net cash from continuing operating activities	(41,714)	(2,439)	27,437	—	(16,716)
Net cash from discontinued operating activities	(31)	—	—	—	(31)
Net cash from operating activities	(41,745)	(2,439)	27,437	—	(16,747)
Investing Activities
Additions to property, plant and equipment	(2,774)	(280)	200	—	(2,854)
Proceeds from sale of assets	273	—	—	—	273
Purchase of patents	(103)	—	—	—	(103)
Change in restricted cash	28,157	1	341	—	28,499
Net cash from continuing investing activities	25,553	(279)	541	—	25,815
Net cash from discontinued investing activities	1,200	—	—	—	1,200
Net cash from investing activities	26,753	(279)	541	—	27,015
Financing Activities
Financing fees and expenses paid	(4,391)	—	—	—	(4,391)
Payments under revolving credit facilities and other debt	—	—	(79)	—	(79)
Borrowings from revolving credit facilities and other debt	—	—	1,399	—	1,399
Purchase or repayment of senior notes	(16,142)	—	—	—	(16,142)
Intercompany borrowings (payments)	35,293	2,718	(38,011)	—	—
Net cash from financing activities	14,760	2,718	(36,691)	—	(19,213)
Effect of exchange rate changes on cash and cash equivalents	(12)	—	(118)	—	(130)
Net increase (decrease) in cash and cash equivalents	(244)	—	(8,831)	—	(9,075)
Cash and cash equivalents at beginning of period	18,778	—	14,759	—	33,537
Cash and cash equivalents at end of period	$18,534	$—	$5,928	$—	$24,462

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 29, 2008
(Unaudited)

			Non-
		Subsidiary	Guarantor
(In thousands )	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Operating Activities
Income (loss) from continuing operations	$(8,045)	$1,360	$10,843	$(12,203)	$(8,045)
Income from discontinued operations	378	—	—	—	378
Net income (loss)	(7,667)	1,360	10,843	(12,203)	(7,667)
Adjustments to reconcile net income (loss) to net cash from
operating activities:
Depreciation	1,454	959	826	—	3,239
Amortization	1,161	—	307	—	1,468
Deferred income taxes	(174)	93	(83)	—	(164)
Gain on early extinguishment of debt	(858)	—	—	—	(858)
Non-controlling interest in Chinese subsidiary	275	—	—	—	275
Change in embedded derivative mark to fair value	—	—	1,282	—	1,282
Impairment of assets held for sale	391	—	—	—	391
Non-cash environmental, restructuring and other charges	(5,107)	(68)	(2,100)	—	(7,275)
Stock compensation expense	1,124	—	—	—	1,124
Equity in earnings of subsidiaries	(12,203)	—	—	12,203	—
Changes in operating assets and liabilities	18,093	550	(40,513)	—	(21,870)
Net cash from continuing operating activities	(3,889)	2,894	(29,438)	—	(30,433)
Net cash from discontinued operating activities	(10,491)	—	—	—	(10,491)
Net cash from operating activities	(14,380)	2,894	(29,438)	—	(40,924)
Investing Activities
Additions to property, plant and equipment	(955)	(409)	(1,373)	—	(2,737)
Proceeds from sale of assets	5,416	—	—	—	5,416
Proceeds from sale of interest in Chinese subsidiary	—	—	9,500	—	9,500
Change in restricted cash	(4,788)	—	(43)	—	(4,831)
Net cash from continuing investing activities	(327)	(409)	8,084	—	7,348
Net cash from discontinued investing activities	22,201	—	—	—	22,201
Net cash from investing activities	21,874	(409)	8,084	—	29,549
Financing Activities
Financing fees and expenses paid	(1,560)	—	(153)	—	(1,713)
Payments under revolving credit facilities and other debt	—	—	(676)	—	(676)
Borrowings from revolving credit facilities and other debt	—	—	158	—	158
Issuance of preferred stock	14,194	—	—	—	14,194
Purchase or repayment of senior notes	(36,347)	—	—	—	(36,347)
Payment of dividends	(2,042)	—	—	—	(2,042)
Intercompany dividends	19,644	—	(19,644)	—	—
Intercompany borrowings (payments)	(41,047)	(2,485)	43,532	—	—
Net cash from continuing financing activities	(47,158)	(2,485)	23,217	—	(26,426)
Effect of exchange rate changes on cash and cash equivalents	15,646	—	(14,785)	—	861
Net increase (decrease) in cash and cash equivalents	(24,018)	—	(12,922)	—	(36,940)
Cash and cash equivalents at beginning of period	37,981	—	25,322	—	63,303
Cash and cash equivalents at end of period	$13,963	$—	$12,400	—	$26,363

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

The Company and The Alpine Group, Inc. (“Alpine”) entered into a management agreement at the initial closing of the Preferred Stock Purchase Agreement in February 2007, pursuant to which Alpine agreed to provide the Company with certain services for a two-year period in exchange for an annual fee of $1.25 million and reimbursement of reasonable and customary expenses incurred by Alpine. Since the conclusion of the two-year period, Wolverine has continued to utilize the Alpine management services on a month-to-month basis at the same monthly fee rate.  For the three and six months ended July 5, 2009 and June 29, 2008 we paid $0.3 million and $0.6 million, respectively, to Alpine for these services.

On April 30, 2007, the Company entered into a consulting agreement with Keith Weil, the Company’s former Senior Vice President, International and Strategic Development, which was effective as of February 19, 2007, whereby Mr. Weil agreed to provide consulting and advisory services to the Company. The consulting agreement terminated in January 2009. Under the terms of the consulting agreement, we paid Mr. Weil $22.0 thousand in January 2009 in consulting fees.  For the three and six months ended June 29, 2008, we paid Mr. Weil $66.1 thousand and $147.7 thousand, respectively, in consulting fees.

Effective as of January 1, 2008, we entered into a sole source purchasing agreement with Exeon, Inc. (“Exeon”), a wholly owned subsidiary of Alpine, whereby under the agreement we purchase all of our scrap and cathode copper requirements for our Shawnee, Oklahoma and London, Ontario facilities. Under the agreement, we will purchase copper scrap and cathode at substantially the same prices paid prior to entering into the agreement, but with enhanced terms thus improving our working capital usage. Moreover, we believe consolidating our purchases in this manner is more efficient and provides more opportunities to purchase materials from secondary markets since Exeon has been in the scrap reclamation business for a number of years. During the three and six months ended July 5, 2009, we purchased 10.8 million and 24.5 million pounds, respectively, of copper cathode and scrap from Exeon at the COMEX current month average price, representing 75.8% and 80.3%, respectively, of our North American copper purchases for the periods.   Fees charged for the services provided for the three and six month periods ended July 5, 2009 were $0.1 million and $0.2 million.  These fees approximate our cost to perform the same services in-house. As of July 5, 2009, we had $2.8 million payable to Exeon for these purchases. During the three and six months ended June 29, 2008, we purchased 21.6 million and 48.7 million pounds, respectively, of copper cathode and scrap from Exeon at the COMEX current month average price, representing 66.2% and 71.6%, respectively, of our North American copper purchases for the periods.   Fees charged for the services provided for the three and six month periods ended June 29, 2008 were $0.1 million and $0.3 million.  These fees approximate our cost to perform the same services in-house. We had no outstanding payable to Exeon for these purchases for the period ended June 29, 2009.

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

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of July 5, 2009 and December 31, 2009:

	July 5, 2009				December 31, 2008
($s in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$0.9	$—	$—	$0.9	$0.3	$—	$—	$0.3

Liabilities:
Derivative liabilities	$(2.3)	$—	$—	$(2.3)	$(5.4)	$—	$—	$(5.4)

On July 5, 2009, the Company adopted FASB Staff Position (FSP) FAS 107-1 and APB 28-1 (FSP FAS 107-1), Interim Disclosures about Fair Value of Financial Instruments.  FSP FAS 107-1 amended Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments in interim as well as in annual financial statements.

We use the following methods in estimating fair value disclosures for financial instruments:

Cash and cash equivalents, restricted cash, accounts receivable, and accounts payable: The carrying amount reported in the Consolidated Balance Sheets for these assets approximates their fair value because of the short maturity of these instruments.

Secured revolving credit facility and long-term debt: The carrying amount of our borrowings under our 15% Senior Secured Notes and other debt approximates fair value. The fair value of our 10.5% Senior Notes is based upon quoted market prices.

      The following table summarizes fair value information for our financial instruments:

	July 5, 2009		December 31, 2008
(In thousands)	Carrying value	Fair Value	Carrying value	Fair Value
Cash and cash equivalents	$24,462	$24,462	$33,537	$33,537
Restricted cash	$9,239	$9,239	$37,738	$37,738
Accounts receivable	$45,647	$45,647	$38,626	$38,626
Accounts payable	$31,262	$31,262	$34,713	$34,713
Senior Notes	$122,723	$122,723	$137,656	$115,629
Other debt	$1,411	$1,411	$14	$14

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

Commodity Price Risk

For the majority of our customers, the price they pay for a product includes a metal charge that represents the previous monthly average COMEX price for metal. For certain other customers, the metal charge represents the market value of the copper used in that product as of the date we ship the product to the customer. Our prior month average COMEX pricing model is expected to serve as a natural hedge against changes in the commodity price of copper, and allows us to better match the cost of copper with the selling price to our customers. However, as an accommodation to our customers, we often enter into fixed price commitments to purchase copper on their behalf in order to fix the price of copper in advance of shipment. We account for these transactions as cash flow hedges under Statement of Financial Accounting Standard, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and by SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, (hereinafter collectively referred to as “SFAS 133”).  In addition, beginning the first quarter of 2009, we have adopted SFAS 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133. The Company assesses the effectiveness of the hedges on a monthly basis.

The fair values of these derivatives are recognized in derivative assets and derivative liabilities in the Condensed Consolidated Balance Sheets. The net change in the derivative asset and liability and the underlying amounts are recognized in OCI and reclassified to cost of goods sold when the related inventory is sold.  Amounts held in OCI are reclassified to earnings at the point the customer commitments are realized. As of July 5, 2009, the Company had the following outstanding commodity contracts related to these derivatives:

Volume
Commodity	(net purchase and (sale) contracts)
Copper	4.1 million pounds

We have firm-price purchase commitments with some of our copper suppliers under which we agree to buy copper at a price set in advance of the actual delivery of that copper to us. Under these arrangements, we assume the risk of a price decrease in the market price of copper between the time the price is fixed and the time the copper is delivered. In order to reduce our market exposure to price changes, at the time we enter into a firm-price purchase commitment, we also often enter into commodity forward contracts to sell a like amount of copper at the then-current price for delivery to the counterparty at a later date. We account for these transactions as cash flow hedges under SFAS 133.  The fair values of these derivatives are recognized in derivative assets and derivative liabilities in the Condensed Consolidated Balance Sheets. The net change in the derivative asset and liability and the underlying amounts are recognized in OCI and reclassified to cost of goods sold when the related inventory is sold.  Amounts held in OCI are reclassified to earnings at the point the customer commitments are realized.  As of July 5, 2009, the Company had no outstanding commodity contracts related to these derivatives.

We have entered into commodity forward contracts to sell copper in order to hedge or protect the value of the copper carried in our inventory from price decreases. We account for these forward contracts as fair value hedges under SFAS 133. The fair value of these derivatives is recognized in derivative assets and derivative liabilities in the Condensed Consolidated Balance Sheets. The net change in the derivative asset and liabilities and the underlying hedged amounts are recognized in the Condensed Consolidated Statements of Operations under cost of goods sold. As of July 5, 2009, the Company had the following outstanding commodity contracts related to these derivatives:

Volume
Commodity	(net purchase and (sale) contracts)
Copper	(1.2) million pounds

In February 2009 we terminated our silver consignment arrangement and purchased our silver on the open market.  Consequently, we must purchase and hold our silver in inventory.  We have entered into commodity forward contracts to sell silver in order to hedge or protect the value of the silver carried in our inventory from future price decreases.  We account for these forward contracts as fair value hedges under SFAS 133. The fair value of these derivatives is recognized in derivative assets and derivative liabilities in the Condensed Consolidated Balance Sheets. The net change in the derivative assets and derivative liabilities and the underlying hedged amounts are recognized in the Condensed Consolidated Statements of Operations under cost of goods sold. As of July 5, 2009, the Company had the following outstanding commodity contracts related to these derivatives:

Volume
Commodity	(net purchase and (sale) contracts)
Silver	(766,159) troy ounces

The Company utilizes futures contract positions for tin, nickel, zinc and copper to protect the risk of an overall change in the fair value of theses inventories.  Since these derivatives are not designated as hedging instruments under SFAS No. 133, the changes in the fair value of these hedges are recognized immediately in cost of goods sold.  As of July 5, 2009, the Company had the following outstanding commodity contracts related to these derivatives:

Volume
Commodity	(net purchase and (sale) contracts)
Tin	(44,093) pounds
Nickel	(66,139) pounds

Foreign Currency Exchange Risk

We are subject to market risk exposure from fluctuations in foreign currencies. Foreign currency exchange forward contracts may be used from time to time to hedge the variability in cash flows from the forecasted payment or receipt of currencies other than the functional currency. These forward currency exchange contracts and the underlying hedged receivables and payables are carried at their fair values, with any associated gains and losses recognized in current period earnings. These contracts cover periods commensurate with known or expected exposures, generally within three months. As of July 5, 2009, we had forward exchange contracts outstanding to sell Euros and British Pounds with a notional amount of $1.6 million. The estimated fair value of these forward exchange contracts to sell foreign currency was a loss of $7.0 thousand. The effect of a 10% adverse change in exchange rates would reduce the fair value by approximately $12.9 thousand.

The fair values of the Company’s derivative instruments as of July 5, 2009 and December 31, 2008 were as follows:

	Asset Derivatives		Liability Derivatives
($s in millions)	July 5, 2009		July 5, 2009
Derivatives designated as hedging	Balance Sheet		Balance Sheet
instruments	Location	Fair Value	Location	Fair Value
Commodity Contracts:
Copper - Customer Contracts	Derivative Asset	$0.5	Derivative Liability	$(0.6)
Copper - Base Inventory	Derivative Asset	0.4	Derivative Liability	(1.0)
Silver - Base Inventory	Derivative Asset	—	Derivative Liability	(0.5)
Total derivatives designated as
hedging instruments		$0.9		$(2.1)

Derivatives not designated as hedging	Balance Sheet		Balance Sheet
instruments	Location	Fair Value	Location	Fair Value
Commodity Contracts
Nickel	Derivative Asset	$—	Derivative Liability	$(0.1)
Copper	Derivative Asset	—	Derivative Liability	(0.1)
Total derivatives not designated as
hedging instruments		$—		$(0.2)

Total Derivatives		$0.9		$(2.3)

	Asset Derivatives		Liability Derivatives
($s in millions)	December 31, 2008		December 31, 2008
Derivatives designated as hedging	Balance Sheet		Balance Sheet
instruments	Location	Fair Value	Location	Fair Value
Commodity Contracts:
Copper - Customer Contracts	Derivative Asset	$—	Derivative Liability	$(4.9)
Copper - Base Inventory	Derivative Asset	0.2	Derivative Liability	(0.1)
Total derivatives designated as
hedging instruments		$0.2		$(5.0)

Derivatives not designated as hedging	Balance Sheet		Balance Sheet
instruments	Location	Fair Value	Location	Fair Value
Commodity Contracts
Nickel	Derivative Asset	$—	Derivative Liability	$(0.1)
Tin	Derivative Asset	0.1	Derivative Liability	—
Copper	Derivative Asset	—	Derivative Liability	(0.3)
Total derivatives not designated as
hedging instruments		$0.1		$(0.4)

Total Derivatives		$0.3		$(5.4)

The effect of derivative instruments on the Condensed Consolidated Statements of Operations for the quarters ended July 5, 2009 and June 29, 2008 were as follows:

Cash Flow Hedges

($s in millions)	Amount of gain or (loss) recognized in OCI on derivative (effective portion)			Amount of gain or (loss) reclassified from Accumulated OCI into earnings (effective portion)
			Location of gain or (loss)
			reclassified from
Derivatives in cash-flow			Accumulated OCI into	Three months ended	Three months ended
hedging relationships	July 5, 2009 *	June 29, 2008	earnings (effective portion)	July 5, 2009	June 29, 2008
Commodity Contracts:
Copper - Customer Contracts	$(0.2)	$—	Cost of goods sold	$(0.5)	$—
Copper - Future Receipts	—	0.1	Cost of goods sold	—	(0.7)
Total	$(0.2)	$0.1		$(0.5)	$(0.7)

*The company expects to recognize these amounts into earnings over the next 12 months.

		Amount of gain or (loss) recognized in earnings
		on derivative (ineffective portion and amount
($s in millions)		excluded from effectiveness testing)
	Location of gain or (loss) recognized
	in earnings on derivative (ineffective
Derivatives in cash-flow	portion and amount excluded from	Three months ended	Three months ended
hedging relationships	effectiveness testing)	July 5, 2009	June 29, 2008
Commodity Contracts:
Copper - Customer Contracts	Cost of goods sold	$(0.2)	$0.2
Total		$(0.2)	$0.2

				Amount of gain or (loss) reclassified from
	Amount of gain or (loss) recognized in OCI on			Accumulated OCI into earnings (effective
($s in millions)	derivative (effective portion)			portion)
			Location of gain or (loss)
			reclassified from
Derivatives in cash-flow			Accumulated OCI into	Six months ended	Six months ended
hedging relationships	July 5, 2009 *	June 29, 2008	earnings (effective portion)	July 5, 2009	June 29, 2008
Commodity Contracts:
Copper - Customer Contracts	$(0.2)	$—	Cost of goods sold	$(1.7)	$0.4
Copper - Future Receipts	—	0.1	Cost of goods sold	—	(1.3)
Total	$(0.2)	$0.1		$(1.7)	$(0.9)

		Amount of gain or (loss) recognized in earnings
		on derivative (ineffective portion and amount
($s in millions)		excluded from effectiveness testing)

	Location of gain or (loss) recognized
	in earnings on derivative (ineffective
Derivatives in cash-flow	portion and amount excluded from	Six months ended	Six months ended
hedging relationships	effectiveness testing)	July 5, 2009	June 29, 2008
Commodity Contracts:
Copper - Customer Contracts	Cost of goods sold	$(0.5)	$—
Total		$(0.5)	$—

Fair Value Hedges

				Amount of gain or (loss) recognized in earnings
		Amount of gain or (loss) recognized in earnings		on derivative (ineffective portion and amount
($s in millions)		on derivative		excluded from effectiveness testing)
	Location of gain or (loss)
Derivatives in fair value	recognized in earnings on	Three months ended	Three months ended	Three months ended	Three months ended
hedging relationships	derivative	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
Commodity Contracts:
Copper - Base Inventory	Cost of goods sold	$(0.7)	$(1.5)	$0.1	$(0.2)
Silver - Base Inventory	Cost of goods sold	1.0	0.1	(0.1)	0.2
Total		$0.3	$(1.4)	$—	$—

				Amount of gain or (loss) recognized in earnings
		Amount of gain or (loss) recognized in earnings		on derivative (ineffective portion and amount
($s in millions)		on derivative		excluded from effectiveness testing)
	Location of gain or (loss)
Derivatives in fair value	recognized in earnings on	Six months ended	Six months ended	Six months ended	Six months ended
hedging relationships	derivative	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
Commodity Contracts:
Copper - Base Inventory	Cost of goods sold	$(0.6)	$(1.6)	$0.1	$0.2
Silver - Base Inventory	Cost of goods sold	1.0	0.2	—	0.2
Total		$0.4	$(1.4)	$0.1	$0.4

Non Designated Hedges

		Amount of gain or (loss) recognized in earnings
($'s in millions)		on derivative
	Location of gain or (loss)
Derivatives not designated as	recognized in earnings on	Three months ended	Three months ended
hedging instruments	derivative	July 5, 2009	June 29, 2008
Commodity Contracts:
Nickel	Cost of goods sold	$(0.1)	$0.2
Tin	Cost of goods sold	(0.1)	(0.3)
Copper	Cost of goods sold	(0.2)	—
Total		$(0.4)	$(0.1)

		Amount of gain or (loss) recognized in earnings
($'s in millions)		on derivative</fon t>
	Location of gain or (loss)
Derivatives not designated as	recognized in earnings on	Six months ended	Six months ended June
hedging instruments	derivative	July 5, 2009	29, 2008
Commodity Contracts:
Nickel	Cost of goods sold	$(0.1)	$0.2
Tin	Cost of goods sold	—	(0.3)
Copper	Cost of goods sold	(0.3)	—
Total		$(0.4)	$(0.1)

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

On February 26, 2009, we announced the commencement of an offer (the “Exchange Offer”) to each of the holders of our 10.5% Senior Notes and our 10.5% Senior Exchange Notes due April 1, 2009 and March 28, 2009, respectively, to exchange these notes for new notes in order to refinance those maturities. The Exchange Offer was successfully consummated on April 28, 2009, when we issued $121.6 million aggregate principal amount of our 15% Senior Secured Notes due March 2012 (the “Senior Secured Notes”) pursuant to an indenture, dated as of April 28, 2009, among the Company, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee and collateral agent (the “Indenture”).  As security for the performance of our obligations under the Indenture, we entered into a Guarantee and Collateral Agreement, dated as of April 28, 2009, with the subsidiary guarantors and the collateral agent.  As part of the Exchange Offer, holders of approximately $83.3 million in principal amount of our 10.5% Senior Notes due 2009 and the $38.3 million in principal amount of our 10.5% Senior Exchange Notes due 2009 exchanged such notes for our Senior Secured Notes.  As a result of the successful completion of the Exchange Offer, we have approximately $121.6 million in aggregate principal amount of Senior Secured Notes outstanding and all of the 10.5% Senior Notes and 10.5% Senior Exchange Notes due 2009 have been exchanged or retired.

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

Results of Operations

The following discussion summarizes the significant factors affecting the consolidated operating results of the Company for the three and six months ended July 5, 2009 and June 29, 2008.  This discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes to the Unaudited Condensed Consolidated Financial Statements contained in Item 1 above, and the Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Executive Summary

•
Net sales for the quarter ended July 5, 2009 were $113.6 compared to $245.5 for the quarter ended June 29, 2008. The 53.7% decrease in sales year over year was the result of a 43.6% decrease in the average COMEX price for copper in 2009 compared to 2008 and the impact of decreasing demand in the appliance markets and in the air conditioning markets, both domestically and internationally.

•	The number of pounds shipped decreased to 32.9 million pounds, a 29.2% decrease in 2009 from the previous year reflecting the declining markets due to overall economic uncertainties.

•
Gross profit for the second quarter of 2009 was $4.6 million compared to $7.9 million for the second quarter of 2008; however, gross profit as a percentage of sales increased to 4.0% compared to 3.2% for the same quarter of 2008. Gross profit was adversely affected by lower overall volumes, including lower volumes for value-added products such as technical tube and tube forming products, which historically have higher gross margins. Continued improvements in efficiency and productivity contributed to the overall increase in gross profit percentage of sales.

•
The net loss applicable to common stockholders for quarter ended July 5, 2009 was $14.5 million compared to a net loss of $14.7 million for the quarter ended June 29, 2008.  The 53.7% decrease in sales, resulting lower gross margins, and a $3.6 million loss on extinguishment of debt more than offset improvements in selling, general and administrative (“SG&A”) expenses, restructuring and impairment charges and interest expense, net. The loss in 2008 included a $5.8 million loss from discontinued operations resulting from the sale of our Canadian operations.

•
On February 26, 2009, the Company announced the commencement of an Exchange Offer to each of the holders of its 10.5% Senior Notes and its 10.5% Senior Exchange Notes due 2009 for new notes due 2012. On April 28, 2009, the Company successfully completed the Exchange Offer with respect to $83.3 million in aggregate principal amount of the 10.5% Senior Notes, representing 84% of the outstanding 10.5% Senior Notes of $99.4 million.  Including the $38.3 million in principal amount of the 10.5% Senior Exchange Notes, holders of $121.6 million, or 88%, of the Company’s $137.7 million 10.5% Senior Notes and 10.5% Senior Exchange Notes agreed to exchange their notes for the 15% Senior Secured Notes due 2012. The Company redeemed $16.1 million of the 10.5% Senior Notes and paid a 3% exchange fee to holders of the 10.5% Senior Notes and 10.5% Senior Exchange Notes that exchanged their notes for the 15% Senior Secured Notes.

For the Three Months Ended July 5, 2009, Compared with the Three Months Ended June 29, 2008:

	For the three months ended		Increase	% Increase
(In thousands, except for percentages)	July 5, 2009	June 29, 2008	(Decrease)	(Decrease)
Total Pounds Shipped	32,877	46,468	(13,591)	(29.2)%

Total pounds shipped decrease by 29.2% in 2009 compared to the same quarter of 2008 due to overall economic uncertainties, lower demand in domestic and international air conditioning markets and decreased demand in domestic appliance markets.

	For the three months ended		Increase	% Increase
(In thousands, except for percentages)	July 5, 2009	June 29, 2008	(Decrease)	(Decrease)
Net Sales	$113,580	$245,511	$(131,931)	(53.7)%

The 53.7% decrease in net sales for the second quarter of 2009 as compared to the same quarter of 2008 resulted from the 29.2% decrease in pounds shipped, changes in mix reflecting lower volumes of value-added products such as technical tube and tube forming products, and a 43.6% decrease in the price of copper year over year.  As a result of the decrease in copper prices, our per unit selling price for the quarter ended July 5, 2009 was $3.46 compared to $5.28 for the quarter ended June 29, 2008.

	For the three months ended		Increase	% Increase
(In thousands, except for percentages)	July 5, 2009	June 29, 2008	(Decrease)	(Decrease)
Gross Profit	$4,582	$7,942	$(3,360)	(42.3)%

Gross profit was adversely affected by overall lower volumes due to decreased demands for air conditioning and appliance products which lowered our volume at several locations and the negative impact on gross profit from lower volumes on higher value-added products. Continued improvements in manufacturing efficiency and productivity contributed to the overall increase in gross profit as a percentage of sales.

Selling, general and administrative expenses of $6.9 million for the quarter ended July 5, 2009 were $0.6 million more than the quarter ended  June 29, 2008.  Increased legal fees of $1.6 million associated primarily with our recent refinancing efforts were offset by continued reductions in the corporate general and administration burden.

Net loss on divestitures recorded in the second quarter of 2008 of $0.4 million reflects additional expenses related to the sale of a 30.0% indirect equity interest in Wolverine Tube Shanghai (“WTS”) to The Wieland Group (“Wieland”) on March 14, 2008.  No divestitures were recorded in the second quarter of 2009.

Restructuring and impairment charges for the quarter ended July 5, 2009 of $0.7 million were $0.4 million less than the $1.1 million expense for the same quarter of 2008.  The $0.7 million expenses for the 2009 quarter included $0.2 million associated with the closure of our Booneville, Mississippi facility and the significant downsizing of our Decatur, Alabama facility, severance charges of $0.2 million in connection with our continued SG&A restructuring effort and $0.3 million related to realigning operations at our Monterrey, Mexico facility. Of the $1.1 million restructuring expenses in the second quarter of 2008, $0.3 million  related to the actions at our Decatur, Alabama and Booneville, Mississippi facilities and the reduction of corporate general and administration burden, and  $0.8 million related to the closure of our Montreal, Quebec facility.

Net interest expense for the quarter ended July 5, 2009 was $4.5 million compared to interest expense of $4.8 million for the second quarter of 2008.  Interest expense due to the notes increased by $0.4 million due to the 10.5% Senior Notes and 10.5% Senior Exchange Notes being exchanged for 15% Senior Secured Notes on April 28, 2009.  This was offset by a $0.1 million reduction in interest income in 2009.  During the second quarter of 2008, interest income was generated from funds invested as a result of the influx of cash from our recapitalization plan in 2008.

During the second quarter of 2009, we recognized a $3.6 million loss on the extinguishment of debt related to the Exchange Offer that was successfully completed on April 28, 2009.  This loss represents the 3% exchange fee that was paid to holders of the 10.5% Senior Notes and 10.5% Senior Exchange Notes that exchanged their notes for the 15% Senior Secured Notes.

Non-controlling interest for the quarter ended June 29, 2008 of $0.2 million reflects the earnings of the 30.0% equity interest in WTS, which was purchased by Wieland effective March 14, 2008.

Equity in earnings of unconsolidated subsidiary for the quarter ended July 5, 2009 of $0.3 million represents our 50.0% equity investment in WTS. Wieland purchased an additional indirect 20.0% equity interest in WTS on September 15, 2008, bringing their ownership interest to 50.0%, at which time we began recording our investment in WTS using the equity method.

A net tax expense of $0.3 million was recorded in 2009 as compared with a net tax expense of $0.8 million in 2008.  Tax expense in 2009 and 2008 reflects taxes accrued in foreign entities where we had taxable income for the quarter. The net tax expense from pre-tax income in our U.S. operations required an offsetting decrease in our tax valuation reserve and therefore no tax expense was recorded for these operations

Dividends on our Series A and Series B Convertible Preferred Stock were $2.2 million for the quarter ended July 5, 2009 versus $1.6 million during the quarter ended June 29, 2008.  The increase in the dividends was due in part to the additional shares of preferred stock purchased by Alpine during the second six months of 2008. Dividends on the preferred stock are cumulative at an initial annual rate of 8.0% as to the Series A Convertible Preferred Stock and 8.5% as to the Series B Convertible Preferred Stock, subject to dividend rate adjustments as described below.

We are entitled to defer dividends on the preferred stock to the extent that we do not have cash or financing available to us to cover the full quarterly dividend amount in compliance with our contractual obligations. With respect to the Series A Convertible Preferred Stock, any deferred dividend will accrue at an annual rate of 10.0% if the dividend payment date is before January 31, 2012 and at an annual rate of 12.0% per annum if the dividend payment date is on or after January 31, 2012. Any deferred dividend with respect to the Series B Convertible Preferred Stock will accrue at an annual rate of 10.5% if the dividend payment date is before January 31, 2012 and at an annual rate of 12.5% per annum if the dividend payment date is on or after January 31, 2012. Furthermore, the dividend rate on both the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock is subject to additional adjustment, as provided below, as long as certain conditions are not satisfied. Due to restrictions on cash available to pay preferred stock dividends imposed by the Indentures governing our 10.5% Senior Notes and recently issued Senior Secured Notes, we have deferred $9.9 million in preferred stock dividends that accrued through the period ended July 5, 2009, as reflected in the Condensed Consolidated Balance Sheets in accrued dividends.

In addition, if at any time after June 16, 2007, with respect to the Series A Convertible Preferred Stock, or June 30, 2008 with respect to the Series B Convertible Preferred Stock, the shares of common stock into which the applicable series of preferred stock is convertible are not registered for resale under the Securities Act of 1933, then the dividend rate on the applicable series of preferred stock will increase by 0.5% for each quarter in which this condition remains unsatisfied, up to a maximum increase of 2.0%. Due to certain restrictions imposed under the federal securities laws upon the amount of our securities that may be registered for resale by the preferred stockholders, as affiliates of Wolverine, we continue to be  unable to satisfy the resale condition applicable to both the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock. As a result, the maximum dividend rate on the Series A Convertible Preferred Stock could rise to 12.0% prior to January 31, 2012 or 14.0% on or after January 31, 2012 and on the Series B Convertible Preferred Stock could rise to 12.5% prior to January 31, 2012 and 14.5% on or after January 31, 2012. As of July 5, 2009, we are accruing dividends at the maximum rate permitted prior to January 31, 2012 on the Series A Convertible Preferred Stock at 12.0% and the Series B Convertible Preferred Stock at 12.5%.

The net loss applicable to common shares in the second quarter of 2009 was $14.5 million, or a loss of $0.36 per common share, compared with a net loss of $14.7 million, or a loss of $0.36 per common share for the second quarter of 2008.

For the Six Months Ended July 5, 2009, Compared with the Six Months Ended June 29, 2008:

	For the six months ended		Increase	% Increase
(In thousands, except for percentages)	July 5, 2009	June 29, 2008	(Decrease)	(Decrease)
Total Pounds Shipped	63,561	87,142	(23,581)	(27.1)%

Total pounds shipped decrease by 27.1% in the first six months of 2009 compared to the same period of 2008 due to lower demand in domestic and international air conditioning markets and decreased demand in domestic appliance markets.

	For the six months ended		Increase	% Increase
(In thousands, except for percentages)	July 5, 2009	June 29, 2008	(Decrease)	(Decrease)
Net Sales	$223,182	$446,970	$(223,789)	(50.1)%

The 50.1% decrease in net sales for the six months ended July 5, 2009 as compared to the same  period of 2008 resulted from the 27.1% decrease in pounds shipped and a 49.4% decrease in the price of copper year over year.  As a result of the decrease in copper prices, our per unit selling price for the six months ended July 5, 2009 was $3.51 compared to $5.13 for the six months ended June 29, 2008.

	For the six months ended		Increase	% Increase
(In thousands, except for percentages)	July 5, 2009	June 29, 2008	(Decrease)	(Decrease)
Gross Profit	$8,157	$18,945	$(10,788)	(56.9)%

Gross profit was adversely affected by overall lower volumes due to decreased demands for air conditioning and appliance products which lowered our volume at several locations and the negative impact on gross profit from lower volumes on higher value-added products.

Selling, general and administration expenses of $12.5 million for the six months ended July 5, 2009 were $0.7 million less than the six months ended June 29, 2008, reflecting the continued reductions in the corporate general and administration burden offset by increased legal fees associated primarily with our recent refinancing efforts.

Net gain on divestitures recorded in the first six months of 2008 of $5.0 million reflects the gain on the sale of a 30.0% indirect equity interest in Wolverine Tube Shanghai (“WTS”) to The Weiland Group (“Weiland”) on March 14, 2008.  No divestitures were recorded in the same period of 2009.

Restructuring and impairment charges for the six months ended July 5, 2009 of $1.5 million were $3.6 million less than the same period of 2008.  The $1.5 million expense for the six month period of 2009 included $0.5 million associated with the closure of our Booneville, Mississippi facility and the significant downsizing of our Decatur, Alabama facility, severance charges of $0.7 million in connection with our continued SG&A restructuring effort and $0.3 million related to realigning operations at our Monterrey, Mexico facility. Restructuring expenses of $5.1 million for the six month period ended June 29, 2008 included a $0.4 million non-cash write down of the fair value to the sale price of the Booneville, Mississippi  assets held for sale, $3.4 million related to the Decatur, Alabama and Booneville, Mississippi facilities and the reduction of corporate general and administration burden, and $1.3 million related to the closure of our Jackson, Tennessee and Montreal Quebec manufacturing facilities and the relocation our U.S wholesale warehouse into the Decatur, Alabama facility.

Net interest expense of $8.0 million for the six months ended July 5, 2009 decreased by $1.8 million from the $9.8 million for the six month period of 2008.  Bond interest was reduced by $2.3 million due primarily to the 7.375% Senior Notes being paid in August of 2008.  This was offset by a $0.5 million reduction in interest income in 2009.  During the first six months of 2008, interest income was generated from funds invested as a result of the influx of cash from our recapitalization plan in 2008.

Non-controlling interest for the six months ended June 29, 2008 of $0.3 million reflects the earnings of the 30.0% equity interest in WTS, which was purchased by Wieland effective March 14, 2008.

During the second quarter of 2009, we recognized a $3.6 million loss on the extinguishment of debt related to the Exchange Offer that was successfully completed on April 28, 2009.  This loss represents the 3% exchange fee that was paid to holders of the 10.5% Senior Notes and 10.5% Senior Exchange Notes that exchanged their notes for the 15% Senior Secured Notes.

Equity in earnings of unconsolidated subsidiary for the six months ended July 5, 2009 of $0.7 million represents our 50.0% equity investment in WTS. Wieland purchased an additional indirect 20.0% equity interest in WTS on September 15, 2008, bringing their ownership interest to 50.0%, at which time we began recording our investment in WTS using the equity method.

A net tax expense of $0.6 million was recorded in for the first six months of 2009 as compared with a net tax expense of $1.9 million in 2008.  Tax expense in 2009 reflects taxes accrued in foreign entities where we had taxable income for the period. Tax expense in 2008 reflects taxes accrued in foreign entities where we had taxable income for the period and alternative minimum taxes accrued associated with our U.S. consolidated operations.  The net tax benefit from the pretax loss in the U.S. was offset by an increase in our valuation allowance and therefore no other tax expense beyond the alternative minimum tax expense was recorded during the first six months of 2008.

Dividends on our Series A and Series B Convertible Preferred Stock were $4.3 million for the six months ended July 5, 2009 versus $2.8 million during the six months ended June 29, 2008.  The increase in the dividends was due in part to the additional shares of preferred stock purchased by Alpine during the first six months of 2008. Dividends on the preferred stock are cumulative at an initial annual rate of 8.0% as to the Series A Convertible Preferred Stock and 8.5% as to the Series B Convertible Preferred Stock, subject to dividend rate adjustments as described below.

We are entitled to defer dividends on the preferred stock to the extent that we do not have cash or financing available to us to cover the full quarterly dividend amount in compliance with our contractual obligations. With respect to the Series A Convertible Preferred Stock, any deferred dividend will accrue at an annual rate of 10.0% if the dividend payment date is before January 31, 2012 and at an annual rate of 12.0% per annum if the dividend payment date is on or after January 31, 2012. Any deferred dividend with respect to the Series B Convertible Preferred Stock will accrue at an annual rate of 10.5% if the dividend payment date is before January 31, 2012 and at an annual rate of 12.5% per annum if the dividend payment date is on or after January 31, 2012. Furthermore, the dividend rate on both the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock is subject to additional adjustment, as provided below, as long as certain conditions are not satisfied. Due to restrictions on cash available to pay preferred stock dividends imposed by the Indentures governing our 10.5% Senior Notes and recently issued Senior Secured Notes, we have deferred $9.9 million in preferred stock dividends that accrued through the period ended July 5, 2009, as reflected in the Condensed Consolidated Balance Sheets in accrued dividends.

In addition, if at any time after June 16, 2007, with respect to the Series A Convertible Preferred Stock, or June 30, 2008 with respect to the Series B Convertible Preferred Stock, the shares of common stock into which the applicable series of preferred stock is convertible are not registered for resale under the Securities Act of 1933, then the dividend rate on the applicable series of preferred stock will increase by 0.5% for each quarter in which this condition remains unsatisfied, up to a maximum increase of 2.0%. Due to certain restrictions imposed under the federal securities laws upon the amount of our securities that may be registered for resale by the preferred stockholders, as affiliates of Wolverine, we continue to be  unable to satisfy the resale condition applicable to both the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock. As a result, the maximum dividend rate on the Series A Convertible Preferred Stock could rise to 12.0% prior to January 31, 2012 or 14.0% on or after January 31, 2012 and on the Series B Convertible Preferred Stock could rise to 12.5% prior to January 31, 2012 and 14.5% on or after January 31, 2012. As of July 5, 2009, we are accruing dividends at the maximum rate permitted prior to January 31, 2012 on the Series A Convertible Preferred Stock at 12.0% and the Series B Convertible Preferred Stock at 12.5%.

The net loss applicable to common shares in the first six months of 2009 was $25.1 million, or a loss of $0.62 per common share, compared with a net loss of $13.0 million, or a loss of $0.33 per common share in for the same period of 2008.

Liquidity and Capital Resources

The following table presents selected information concerning our financial condition:

(In thousands)	July 5, 2009	December 31, 2008
Cash and Cash Equivalents	$24,462	$33,537
Working Capital*	$54,111	$46,282
Total Debt	$124,134	$137,670
Current Ratio*	2.21	1.84

* Excludes cash, restricted cash and debt

Overview and Outlook

Strategically, our objective is to strengthen and reposition the Company by concentrating on improving its competitiveness, operating performance and customer service, and by becoming a leading global supplier of value added solutions and products in systems that require high performance and energy efficient heat transfer and cooling. We paid our 7.375% Senior Notes when they matured on August 1, 2008 and refinanced our 10.5% Senior Notes and 10.5% Senior Exchange Notes on April 28, 2009 through an Exchange Offer as described in Note 8, Financing Arrangements and Debt, in the Notes to the Condensed Consolidated Financial Statements inclueded in this Form 10-Q.

See the discussion of risks related to our liquidity under Risk Factors in our Form 10-K for the year ended December 31, 2008 and in our Form 10-Q for the period ended April 5, 2009.

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

Cash and cash equivalents. For the six months ending July 5, 2009, we had a net decrease in cash and cash equivalents of $9.0 million from December 31, 2008.  Cash was provided primarily from the decrease in restricted cash of $28.5 million, $1.2 million refund of escrow associated with the sale of STP and an increase in foreign subsidiaries cash of $1.3 million.  Increases in cash were more than offset by cash used to purchase $16.1 million of 10.5% Senior Notes, $8.3 million used to pay interest on the 10.5% Senior Notes and 10.5% Senior Exchange Notes, $3.6 million used to pay financing fees related to the Exchange Offer, cash used in investing activities of $2.7 million, cash used for other financing activities of $0.8 million, the effect of exchange rates on cash and cash equivalents of $0.1 million, and cash used in operating activities of $8.4 million.

Restricted cash. Our liquidity is affected by restricted cash balances, which are included in current assets and are not available for general corporate use.  Restricted cash as of July 5, 2009 and December 31, 2008 was $9.2 million and $37.7 million, respectively.  Restricted cash at July 5, 2009 included $3.5 million related to deposits for margin calls on our metal hedge programs, $5.5 million of deposits to cover our insurance reserves and $0.2 million of other restricted cash deposits.  Restricted cash at December 31, 2008 included $16.9 million related to deposits for margin calls on our metal hedge programs, $5.9 million on deposit to cover our insurance reserves, $14.0 million of deposits to cover our silver consignment facility and $0.9 million of other restricted cash deposits. The reduction in restricted cash supporting letters of credit was used primarily to purchase silver that was previously leased through our silver consignment facility which was terminated on February 19, 2009

Amounts available from our foreign subsidiaries’ cash and liquidity facilities. Our credit facilities in Portugal and the Netherlands are available for working capital needs. Our ability to access these liquidity facilities depends on the amount of available borrowing base and is subject to our compliance with the terms and conditions of the facility agreements.

Uses of Liquidity

On February 19, 2009 we purchased our previously leased silver inventory and on April 28, 2009 we redeemed $16.1 million of 10.5% Senior Notes and paid interest and fees associated with the Exchange Offer.  Our uses of liquidity for the balance of 2009 is expected to consist of normal operating activities, capital and restructuring expenditures of approximately $3.9 million and interest on our Senior Secured Notes.

Redemption of notes   On February 26,  2009, we announced the commencement of the Exchange Offer to each of the holders of our 10.5% Senior Exchange Notes and our 10.5% Senior Notes due March 28, 2009 and April 1, 2009, respectively, to exchange these notes for new Senior Secured Notes in order to refinance those maturities.  The Exchange Offer was successfully consummated on April 28, 2009.  $83.3 million of the 10.5% Senior Notes and $38.3 million of the 10.5% Senior Exchange Notes were exchanged for new Senior Secured Notes.  The remaining $16.1 million of 10.5% Senior Notes were repaid on April 28, 2009.

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

Cash used by operations.  Cash used for operations in the first six months of 2009 was $16.7 million compared to $40.9 million in the same period of 2008.

Capital expenditures.  In the six month period ended July 5, 2009, capital expenditures totaled $2.9 million compared to $2.7 million for the same period of 2008. Capital expenditures include asset replacement, environmental and safety compliance, cost reduction and productivity improvement items. Projected capital expenditures for the remainder of 2009 are $3.9 million.

Interest on our notes. As of July 5, 2009, we paid interest of $2.3 million on our 10.5% Senior Exchange Notes and $6.0 million on our 10.5% Senior Notes.  In addition, $5.3 million is scheduled to be paid on September 30, 2009, which represents the 10% cash interest portion of the 15% Senior Secured Notes.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of July 5, 2009 that either have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity Facilities

On February 19, 2009, we terminated our domestic liquidity facilities (receivables sale facility, revolving credit facility and silver consignment facility) in accordance with the terms and on the maturity date of those facilities.  Currently we do not have any other liquidity facilities in place in North America.  We do have liquidity facilities available to use as needed in Portugal and the Netherlands.  The terms and conditions of the Company’s Senior Secured Notes have a provision that allows the Company to secure credit facilities under certain conditions prescribed in the Indenture thereto.

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

We have accrued undiscounted estimated environmental remediation costs of $9.5 million at July 5, 2009, consisting of $8.6 million for the Decatur facility and $0.9 million for the Ardmore facility. Based on information currently available, we believe that the costs of these matters are not reasonably likely to have a material effect on our business, financial condition or results of operations. However, actual costs related to environmental matters could differ materially from the amounts we estimated and accrued at July 5, 2009 and could result in additional exposure if these environmental matters are not resolved as anticipated.

Critical Accounting Policies

As of July 5, 2009, the Company’s significant accounting policies, which are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, have not materially changed  from December 31, 2008, except for the following:

On January 1, 2009, the Company adopted the provisions of SFAS No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 issued by the FASB in March 2008. This statement requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The adoption of SFAS 161 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

On July 5, 2009, the Company adopted FASB Statement No. 165, Subsequent Events (SFAS 165). The statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, the Statement defines: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  Management has reviewed events occurring through August 18, 2009, the date the financial statements were issued and no subsequent events occurred requiring accrual or disclosure.

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

Changes in Internal Control over Financial Reporting

Based upon the evaluation performed by our management, which was conducted with the participation of our PEO and CFO, there has been no change in our internal control over financial reporting during the second quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II              OTHER INFORMATION

Item 1A.              Risk Factors

The Company has included in its Annual Report on Form 10-K for the year ended December 31, 2008 and in Form10Q for the first quarter of 2009 a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (“Risk Factors”).  The Risk Factors are hereby incorporated in Part II, Item 1A of this Form 10-Q.

Item 6.                 Exhibits

Item 6.	Exhibits
10.1
Indenture, dated as of April 28, 2009 among Wolverine Tube, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee and collateral agent (incorporated by reference to Exhibit 10.15 to the Company's Current Report on Form 8-K filed on May 4, 2009).

10.2
Guarantee and Collateral Agreement, dated as of April 28, 2009 among Wolverine Tube, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 10.16 to the Company's Current Report on Form 8-K filed on May 4, 2009).

16.1
Letter re: Change in Registrant's Certifying Accountant Letter from KPMG, LLP to the Securities and Exchange Commission dated July 30, 2009 (incorporated by reference to exhibit 16.1 to the Company's Current Report on Form 8-K, filed on July 27, 2009).

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

Wolverine Tube, Inc.

Dated: August 18, 2009	By: /s/ David A. Owen
Name: David A. Owen
Title: Senior Vice President, Chief Financial Officer and Secretary