Form 10-Q
period 2009-10-04
WOLVERINE TUBE INC
filed 2009-11-17
CIK 821407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 4, 2009
OR
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No  ☑

Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date:
Class	Outstanding as of November 15, 2009
Common Stock, $0.01 Par Value	40,623,736 Shares

WOLVERINE TUBE, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED OCTOBER 4, 2009

TABLE OF CONTENTS

PART I         FINANCIAL INFORMATION

Item 1.          Financial Statements

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
(In thousands except per share amounts)	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
Net sales	$117,962	$231,048	$341,144	$678,018
Cost of goods sold	114,855	222,249	329,880	650,274
Gross profit	3,107	8,799	11,264	27,744
Selling, general and administrative expenses	5,531	5,684	18,054	18,865
Net (gain) loss on divestitures	—	(21,711)	—	(26,715)
Advisory fees and expenses	2	239	268	791
Goodwill impairment	—	44,000	—	44,000
Restructuring and impairment charges	1,731	345	3,240	5,405
Operating income (loss)	(4,157)	(19,758)	(10,298)	(14,602)
Other (income) expense:
Interest expense, net	4,394	3,975	12,434	13,775
Amortization expense	62	866	865	2,137
Loss on sale of receivables	—	167	—	374
Loss from extinguishment of debt	—	—	3,647	—
Other, net	(226)	262	(483)	22
Income (loss) from continuing operations before non-controlling interest, equity in earnings of unconsolidated subsidiary and income taxes	(8,387)	(25,028)	(26,761)	(30,910)
Non-controlling interest	—	(266)	—	(541)
Equity in earnings of unconsolidated subsidiary	658	138	1,337	138
Income tax benefit (expense)	527	845	(96)	(1,043)
Income (loss) from continuing operations	(7,202)	(24,311)	(25,520)	(32,356)
Income (loss) from discontinued operations, net of taxes	—	403	—	781
Net income (loss)	(7,202)	(23,908)	(25,520)	(31,575)
Accretion of convertible preferred stock	1,255	1,255	3,766	3,766
Preferred stock dividends	2,242	1,951	6,526	4,767
Net income (loss) applicable to common shares	$(10,699)	$(27,114)	$(35,812)	$(40,108)

Net income(loss) per common share—Basic and Diluted
Continuing operations	$(0.26)	$(0.68)	$(0.88)	$(1.01)
Discontinued operations	—	—	—	0.01
Net income (loss) per common share	$(0.26)	$(0.68)	$(0.88)	$(1.00)

Shares used in computing income (loss) per share:
Basic and diluted	40,624	40,624	40,624	40,624

See accompanying notes to the condensed consolidated financial statements.

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands except share and per share amounts)	October 4, 2009	December 31, 2008
Assets
Current assets
Cash and cash equivalents	$23,434	$33,537
Restricted cash	8,046	37,738
Accounts receivable, net of allowance for doubtful accounts of $428 in 2009 and $392 in 2008	44,667	38,626
Inventories	46,049	53,284
Assets held for sale	—	3,680
Derivative assets	1,006	291
Prepaid expenses and other assets	2,909	5,380
Total current assets	126,111	172,536
Property, plant and equipment, net	55,383	52,004
Intangible assets and deferred charges, net	2,634	2,634
Notes receivable	595	585
Investment in unconsolidated subsidiary	7,909	9,373
Total assets	$192,632	$237,132

Liabilities and Accumulated Deficit
Current liabilities
Accounts payable	$31,467	$34,713
Accrued liabilities	6,379	13,250
Derivative liabilities	2,670	5,415
Deferred income taxes	325	1,601
Short-term borrowings	8	16,112
Total current liabilities	40,849	71,091
Long-term debt	124,210	121,558
Pension liabilities	46,456	45,552
Postretirement benefits obligation	4,385	4,662
Accrued environmental remediation	9,393	9,628
Accrued dividends	12,003	5,476
Other liabilities	2,981	3,290
Total liabilities	240,277	261,257
Series A Convertible Preferred Stock, stated value $1,000 per share, 90,000 shares authorized; 54,494 shares issued and outstanding as of October 4, 2009 and December 31, 2008	17,674	13,908
Series B Convertible Preferred Stock, stated value $1,000 per share, 25,000 shares authorized; 10,000 shares issued and outstanding as of October 4, 2009 and December 31, 2008	9,700	9,700
Accumulated deficit
Common stock, par value $0.01 per share; 180,000,000 shares authorized; 40,623,736 shares issued and outstanding as of October 4, 2009 and December 31, 2008	406	406
Additional paid-in capital	139,015	142,588
Accumulated deficit	(183,328)	(151,281)
Accumulated other comprehensive income (loss), net	(31,112)	(39,446)
Total accumulated deficit	(75,019)	(47,733)
Total liabilities, convertible preferred stock and accumulated deficit	$192,632	$237,132

See accompanying notes to the condensed consolidated financial statements.

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
 (Unaudited)

	Nine months ended
(In thousands)	October 4, 2009	September 28, 2008
Operating Activities
Loss from continuing operations	$(25,520)	$(32,356)
Income from discontinued operations	—	781
Net (loss)	(25,520)	(31,575)
Adjustments to reconcile net (loss) to net cash from operating activities:
Depreciation	4,784	4,809
Amortization	992	2,255
Deferred income taxes	(1,273)	(1,452)
Gain on sale of fixed assets	(316)	—
(Gain) loss on extinguishment of debt	3,647	(858)
Non-cash paid-in-kind interest	2,652	—
Non-controlling interest in Chinese subsidiary	—	541
Equity in earnings of unconsolidated subsidiary	(1,337)	(138)
Impairment of assets and goodwill	250	44,390
Non-cash environmental, restructuring and other charges	248	(5,129)
Embedded derivative mark to fair value	—	(3)
Stock compensation expense	187	1,542
Net gain on divestitures	—	(26,715)
Changes in operating assets and liabilities:
Accounts receivable, net	(5,705)	(17,755)
Sale of accounts receivable	—	3,000
Inventories	7,312	342
Income taxes	(441)	132
Prepaid expenses and other	1,038	3,082
Accounts payable	(3,363)	10,258
Accrued liabilities, including pension, postretirement benefit, and environmental	(1,889)	(14,102)
Net cash from continuing operating activities	(18,734)	(28,157)
Net cash from discontinued operating activities	(32)	(10,090)
Net cash from operating activities	(18,766)	(38,247)
Investing Activities
Additions to property, plant and equipment	(4,355)	(3,124)
Proceeds from sale of assets	316	6,440
Purchase of patents	(159)	—
Proceeds from sale of interest in Chinese subsidiary	—	19,419
Change in restricted cash	29,692	(8,075)
Net cash from continuing investing activities	25,494	14,660
Net cash from discontinued investing activities	1,200	62,163
Net cash from investing activities	26,694	76,823
Financing Activities
Financing fees and expenses paid	(4,384)	(2,071)
Payments under revolving credit facilities and other debt	(1,490)	(366)
Borrowings from revolving credit facilities and other debt	1,399	127
Issuance of preferred stock	—	14,194
Purchase or repayment of senior notes	(16,142)	(97,661)
Dividend received from unconsolidated subsidiary	2,802	—
Payment of dividends	—	(2,042)
Net cash from financing activities	(17,815)	(87,819)
Effect of exchange rate on cash and cash equivalents	(216)	(1,249)
Net increase(decrease) in cash and cash equivalents	(10,103)	(50,492)
Cash and cash equivalents at beginning of period	33,537	63,303
Cash and cash equivalents at end of period	$23,434	$12,811

Supplemental disclosure of cash flow:
Interest paid	$13,518	$13,418
Income taxes paid, net	$1,749	$1,571

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

The accompanying unaudited interim condensed consolidated financial statements presented herewith reflect all adjustments (consisting of only normal and recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the three and nine month periods ended October 4, 2009 and September 28, 2008. The results for these periods reflect certain operations as discontinued as a result of certain facilities divestitures (see Note 5, Discontinued Operations).  Our internal operational reporting cycle (i.e. Sunday closest to quarter end) is used for quarterly financial reporting. The results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

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

The December 31, 2008 condensed consolidated balance sheet includes reclassifications from amounts previously presented on Forms 10-K and 10-K/A.  The reclassifications relate to classifications of accrued dividends from current to long-term and of certain amounts from short-term to long-term debt.  Such reclassifications contained herein had no impact, for any period, on previously reported, as amended, net income (loss) or accumulated deficit.

Adoption of New Accounting Policies

As of October 4, 2009, the Company’s significant accounting policies, which are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, have not materially changed  from December 31, 2008, except for the following:

On July 1, 2009, the Financial Accounting Standards Board (“FASB”)’s  Accounting Standards Codification (“ASC”) became the source of authoritative, nongovernmental generally accepted accounting principles (“GAAP”), except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the ASC will become non-authoritative. The new ASC is effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  The Company has begun to use the new guidelines and numbering system prescribed by the ASC when referring to GAAP in this 3rd quarter 2009 interim report and it will do so in its fiscal 2009 annual report.  As the ASC was not intended to change or alter existing GAAP, it will not have any impact on the Company’s consolidated financial results or financial position.

In March 2008, the FASB announced it would require enhanced disclosures about an entity's derivative and hedging activities, thereby improving the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC 815, Derivatives and Hedging, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows per the  guidance found in ASC 815. On January 1, 2009, the Company adopted these new provisions which did not have a material impact on our results of operations, financial position or cash flows.

In April 2008, the FASB amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350, “Intangibles – Goodwill and Other”. The Company has evaluated the impact of adopting this guidance, which is effective for fiscal years beginning after December 15, 2008, and has found it does not have a material impact on our results of operations, financial position or cash flows.

In June 2008, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock and provided guidance on the determination of whether such instruments are classified in equity or as a derivative instrument under ASC 815, “Derivatives and Hedging”.  The Company has evaluated the impact of adopting this guidance, which is effective for the fiscal year beginning on January 1, 2009, and has found it does not have a material impact on our results of operations, financial position or cash flows.

In November 2008, the FASB’s EITF clarified the accounting for certain transactions and impairment considerations involving equity method investments. The guidance as noted in ASC 323, “Investments”, states that the accounting for the initial carrying value of equity method investments is to be based on a cost accumulation model and generally excludes contingent consideration. Also, other-than-temporary impairment testing by the investor should be performed at the investment level and a separate impairment assessment of the underlying assets is not required. An impairment charge by the investee should result in an adjustment of the investor’s basis of the impaired asset for the investor’s pro-rata share of such impairment. In addition, the EITF reached a consensus on how to account for an issuance of shares by an investee that reduces the investor’s ownership share of the investee. An investor should account for such transactions as if it had sold a proportionate share of its investment with any gains or losses recorded through earnings. The Company has evaluated the impact of adopting these considerations, which are effective for transactions occurring on or after December 15, 2008, and has found it does not have a material impact on our results of operations, financial position or cash flows.

In December 2008, the FASB provided guidance, as noted in ASC 715, “Expenses”, on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets must be provided for fiscal years ending after December 15, 2009. The Company has evaluated the impact of adopting this guidance and has found it does not have a material impact on our results of operations, financial position or cash flows.

In April 2009, the FASB began requiring disclosures about the fair value of financial instruments per ASC 825, “Financial Instrument”, in interim as well as in annual financial statements.  This requirement is effective for periods ending after June 15, 2009.  The Company has evaluated the impact of adopting this requirement and has found it does not have a material impact on our results of operations, financial position or cash flows.

On July 5, 2009, the Company adopted FASB’s new general standards of accounting for and disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, ASC 855, “Subsequent Events”, defines: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  Management has reviewed events occurring through November 17, 2009, the date the financial statements were issued and no subsequent events occurred requiring accrual or disclosure other than the anti-dumping duty investigation discussed in Note 11, Commitments and Contingencies.

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

On February 26, 2009, we announced the commencement of an offer (the “Exchange Offer”) to each of the holders of our 10.5% Senior Exchange Notes and our 10.5% Senior Notes due March 28, 2009 and April 1, 2009, respectively, to exchange these notes for new notes in order to refinance those maturities. The Exchange Offer was successfully consummated on April 28, 2009.  $83.3 million of the 10.5% Senior Notes and $38.3 million of the 10.5% Senior Exchange Notes were exchanged for $121.6 million of new 15% Senior Secured Notes due March 2012 (the “Senior Secured Notes”). The Senior Secured Notes mature in a lump sum on March 31, 2012. The remaining $16.1 million of 10.5% Senior Notes were repaid on April 28, 2009.  See Note 8, Financing Arrangements and Debt, for a description of the Exchange Offer and a description of the new Senior Secured Notes.

(3)          Restricted Cash

Our liquidity is affected by restricted cash balances, which are included in current assets and are not available for general corporate use.  Restricted cash as of October 4, 2009 and December 31, 2008 was $8.0 million and $37.7 million, respectively.  Restricted cash at October 4, 2009 included $2.6 million related to deposits for margin calls on our metal hedge programs, $4.9 million of deposits to cover our insurance reserves and $0.5 million of other restricted cash deposits.  Restricted cash at December 31, 2008 included $16.9 million related to deposits for margin calls on our metal hedge programs, $5.9 million on deposit to cover our insurance reserves, $14.0 million of deposits to cover our silver consignment facility and $0.9 million of other restricted cash deposits. The silver consignment facility was terminated on February 19, 2009 (see Note 8, Financing Arrangements and Debt).

(4)          Investment in Unconsolidated Subsidiary

On March 14, 2008, the Company sold a 30.0% indirect equity interest in WTS to The Wieland Group (“Wieland”) for $9.5 million. The agreement provided to Wieland an option to purchase between April 2011 and April 2013 an additional 20.0% equity interest in WTS. On September 15, 2008, the Company and Wieland entered into an agreement which granted to Wieland the right to immediately exercise the option to purchase the additional 20.0% equity interest in WTS for a purchase price of $10.1 million. Following the completion of the exercise of the 20.0% purchase option, Wieland has a 50.0% indirect ownership in the equity of WTS. From September 15, 2008, the results of WTS are accounted for using the equity method because neither party controls WTS. The payment of the $10.1 million is subject to a post-closing adjustment at the end of the first fiscal quarter of WTS in 2011 based upon the financial performance of WTS during the period beginning March 31, 2008 through the end of the first fiscal quarter of 2011. In no event will the Company be required to make a post-closing adjustment payment in excess of $2.5 million to Wieland nor will Wieland be required to make a post-closing adjustment payment in excess of $7.5 million to the Company. The $2.5 million floor has been recorded in accrued liabilities in the Condensed Consolidated Balance Sheets. The total gain on the sale of the 50.0% interest was $12.3 million.

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

For the three and nine months ended October 4, 2009, we recorded $0.6 million and $1.3 million, respectively, in equity earnings from our investment in this unconsolidated subsidiary.

(5)          Discontinued Operations

On February 29, 2008, we sold substantially all of the assets and liabilities of our STP business located in Altoona, Pennsylvania. Operating results associated with the STP business for the period ended September 28, 2008 are presented as a discontinued operation.

On July 8, 2008, we closed on the sale of our Wolverine Tube Canada, Inc. (“WTCI”) subsidiary located in London, Ontario, Canada. The subsidiary produced wholesale and commercial products for sale in the North American markets. In the transaction, we sold 100% of the issued and outstanding share capital of our wholly owned subsidiary for $41.2 million. In addition, certain currency translation adjustments aggregating approximately $3.6 million included in accumulated other comprehensive income (loss) were reclassified to earnings. Additionally, we sold certain accounts receivable of Wolverine in the amount of $2.4 million, and we received $1.8 million owed by the Canadian subsidiary to Wolverine for inventory purchased prior to the sale. Exiting the WTCI business constitutes an exit of the wholesale business for Wolverine. Operating results associated with the WTCI business for the period ended September 28, 2008 are presented as a discontinued operation.

See the table below for the net income results for the three and nine months ended September 28, 2008 of the discontinued operations:

	Three months ended	Nine months ended
(In thousands)	September 28, 2008	September 28, 2008
Net Sales	$—	$138,692
Income (loss) before income taxes	403	871
Income taxes	—	90
Net income (loss)	$403	$781

Net income (loss) per common share - Basic	$—	$0.01
Net income (loss) per common share - Diluted	$—	$0.01

(6)          Inventories

Inventories are as follows:

(In thousands)	October 4, 2009	December 31, 2008
Finished products	$22,472	$27,990
Work-in-process	11,909	10,646
Raw materials	6,539	9,262
Supplies	5,129	5,386
Total	$46,049	$53,284

Included in finished products are consignment inventories of $9.7 million at October 4, 2009 and $12.3 million at December 31, 2008. These consignments are at various locations throughout the United States.

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

(8)          Financing Arrangements and Debt

Long-term debt consists of the following:

(In thousands)	October 4, 2009	December 31, 2008
Senior Exchange Notes, 10.5%, due March 2009	$—	$38,300
Senior Notes, 10.5%, due April 2009	—	99,400
Discount on 10.5% Senior Notes and 10.5% Senior
Exchange Notes	—	(44)
Senior Secured Notes, 15%, due March 2012	124,210	—
Other foreign subsidiaries	—	—
Capitalized leases	8	14
Total debt	124,218	137,670
Less short-term borrowings	(8)	(16,112)
Total long-term debt	$124,210	$121,558

15% Senior Secured Notes

On April 28, 2009, the Company issued $121.6 million aggregate principal amount of Senior Secured Notes pursuant to an indenture, dated April 28, 2009, among the Company, the subsidiary guarantors named herein and U.S. Bank National Association, as trustee and collateral agent (the “Indenture”) in exchange for $38.3 million in principal amount of the 10.5% Senior Exchange Notes and $83.3 million in principal amount of the 10.5% Senior Notes (the “Exchange Offer”). The Company redeemed $16.1 million of the 10.5% Senior Notes and paid a 3% exchange fee to holders that exchanged their notes for the Senior Secured Notes.

The terms of the Exchange Offer and new Senior Secured Notes are as follows:

The Senior Secured Notes will mature on March 31, 2012. We will pay interest on the Senior Secured Notes at 15% per annum until maturity, of which 10% is payable in cash and 5% is payable by issuing additional Senior Secured Notes (“PIK Notes”); provided however, that (a) if the outstanding principal amount of Senior Secured Notes at the close of business on March 31, 2010 exceeds $90 million, the interest rate will increase to 16%, of which 10% will be payable in cash and 6% will be payable in PIK Notes, and (b) if the outstanding principal amount of Senior Secured Notes at the close of business on March 31, 2011 exceeds $60 million, the interest rate will increase to 17%, of which 10% will be payable in cash and 7% will be payable in PIK Notes. We will pay interest semiannually on March 31 and September 30 of each year, commencing September 30, 2009. Interest will be computed on the basis of a 360-day year of twelve 30-day months. On September 30, 2009 we paid interest of $5.1 million and issued new PIK Notes in the amount of $2.6 million.  As of October 4, 2009, we have accrued $0.2 million of interest on the Senior Secured Notes for the 10% which is payable in cash and have increased the principal amount of the Senior Secured Notes by $0.1 million, which represents the 5% PIK Notes.

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

Liquidity Facilities

At October 4, 2009, we had no domestic credit facilities in place as all such facilities expired or were terminated in February 2009. We believe cash on hand and cash generated from operations will be sufficient to meet the Company’s financial obligations in the short term; however, there can be no assurance that this will be the case.  The terms and conditions of the Company’s Senior Secured Notes have a provision that would allow the Company to secure credit facilities under certain conditions prescribed in the Indentures thereto.

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

Receivables Sale Facility

On April 28, 2005, we established a Receivables Sale Facility.  The limit on the facility was adjusted from time to time and at December 31, 2008 was $35.0 million.  In accordance with the provisions of ASC 860, Transfers and Servicing, we included in accounts receivable in our Condensed Consolidated Balance Sheets the portion of receivables sold to our special purpose entity receivables finance subsidiary, which were not resold to the participating banks in the Receivables Sale Facility.  Since there were no outstanding advances under the Receivables Sale Facility at December 31, 2008, the accounts receivable in the Condensed Consolidated Balance Sheet was not impacted.  Availability under our Receivables Sale Facility as of December 31, 2008 was $12.4 million.  The Receivables Sale Facility was terminated on February 19, 2009.

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

      Other Credit Facilities

We have a credit facility with a Netherlands bank, payable on demand and providing for available credit of up to 2.9 million Euros or approximately $4.2 million. At October 4, 2009 and December 31, 2008, we had no outstanding borrowings under this facility.  This credit facility is secured by certain accounts receivable and inventory.  In addition, Wolverine Tube Europe B.V. has granted the bank a guarantee regarding a property lease agreement in the amount of 29.8 thousand Euros.

We previously had a line of credit with a Portuguese bank which provided available credit of up to 1.0 million Euros.  This line of credit expired on August 1, 2009 and we are currently in negotiations to renew the line of credit.

10.5% Senior Notes and 10.5% Senior Exchange Notes

As a result of the successful completion of the Exchange Offer on April 28, 2009, $83.3 million of the 10.5% Senior Notes and $38.3 million of the 10.5% Senior Exchange Notes were exchanged for Senior Secured Notes due 2012.  The remaining $16.1 million of 10.5% Senior Notes were paid to the note holders on April 28, 2009.

(9)	Interest Expense

The following table summarizes interest expense, net:

	Three months ended		Nine months ended
(In thousands)	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
Interest expense - bonds and other	$4,453	$4,266	$12,755	$14,916
Interest income	(20)	(270)	(239)	(1,082)
Capitalized interest	(39)	(21)	(82)	(59)
Interest expense, net	$4,394	$3,975	$12,434	$13,775

(10)	Pension Plans

Defined Contribution Plans

We have 401(k) plans covering substantially all of our U.S. employees.  We recorded expense with respect to these plans of $0.4 million and $1.2 million for the three and nine months ended October 4, 2009, respectively, and $0.5 million and $1.7 million for the three and nine months ended September 28, 2008, respectively.  Contributions made under our defined contribution plans may include the following components: (i) a match, at our discretion, of employee salaries contributed to the plans; (ii) a contribution amount equal to 3% of an employee’s annual salary; (iii) a “gain share” component dependent upon us attaining certain financial performance targets; and (iv) a transition provision, providing for contributions for five years, based upon an employee’s age and years of service.

U.S. Qualified Retirement Plan

The following table summarizes the components of net periodic pension cost (benefit) for the U.S. Qualified Retirement Plan, which was frozen on February 28, 2006, for the three and nine months ended October 4, 2009 and September 28, 2008:

	Three months ended		Nine months ended
(In thousands)	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
Interest cost	$2,412	$2,438	$7,236	$7,314
Expected return on plan assets	(1,806)	(2,734)	(5,418)	(8,202)
Amortization of net actuarial loss	1,002	—	3,006	—

Net periodic pension cost (benefit)	$1,608	$(296)	$4,824	$(888)

U.S. Non-Qualified Retirement Plan

The following table summarizes the components of net periodic pension cost for the U.S. Non-Qualified Retirement Plan for the three and nine months ended October 4, 2009 and September 28, 2008:

	Three months ended		Nine months ended
(In thousands)	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
Interest cost	$17	$17	$51	$51
Net periodic pension cost	$17	$17	$51	$51

Postretirement Benefit Obligation

During the fiscal year 2009, we expect the total U.S. and Canadian combined postretirement benefit to be $0.6 million.  The following table summarizes the components of the net periodic cost (benefit) for the three and nine months ended October 4, 2009 and September 28, 2008:

	Three months ended		Nine months ended
(In thousands)	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
Service cost	$18	$24	$52	$178
Interest cost	69	73	205	586
Amortization of prior service cost	(7)	(8)	(21)	(24)
Amortization of net actuarial gain	(221)	(142)	(661)	(461)
Curtailment gain (1)	—	—	—	(410)
Net periodic cost (benefit)	$(141)	$(53)	$(425)	$(131)

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

We have accrued undiscounted estimated environmental remediation costs of $9.4 million at October 4, 2009, consisting of $8.6 million for the Decatur facility and $0.8 million for the Ardmore facility.  However, actual costs related to environmental matters could differ materially from the amounts we estimated and accrued at October 4, 2009 if these environmental matters are not resolved as anticipated.

In February 2009, the Pension Benefit Guaranty Corporation (the “PBGC”) advised the Company that it may be required to accelerate funding of certain pension related obligations as a result of the closure and/or sale of certain operations of the Company.  The PBGC has not made a final determination of the amount or timing of any payments.  Since February 2009, the Company and the PBGC have been engaged in discussions regarding this matter. Based upon these discussions and in consultation with special counsel, the Company believes it is reasonably possible that the matter will ultimately be resolved through an agreement with the PBGC to fund an amount to be determined and paid in the future.  The Company believes any such agreement would result in accelerated funding of the already accrued pension obligations. Accordingly, no additional pension accrual is required at October 4, 2009 or December 31, 2008 since the amount and timing of additional contributions, if any, cannot be reasonably estimated.

On September 30, 2009, the Department of Commerce (“DOC”) received petitions concerning imports of seamless refined copper pipe and tube (as defined in the petition) from the People’s Republic of China (“PRC”) and Mexico.  On October 21, 2009, based on the examinations of the petitions, the DOC initiated anti-dumping duty investigations to determine whether imports of seamless refined copper pipe and tube from the PRC and Mexico are being, or are likely to be, sold in the United States at less than fair value.  The U.S. International Trade Commission (“ITC”) made its preliminary inquiry determination on November 13, 2009.  The ITC determined that there is a reasonable indication that the U.S. industry is materially injured by reason of imports of refined copper pipe and tube from China and Mexico and, as a result, the investigations will continue. The DOC will be scheduled to make its preliminary determinations in March, 2010.  Based on information currently available, there is no impact on our third quarter financial statements and we do not believe that subsequent DOC rulings on this matter will have a material impact on our business or operating results.

(12)	Litigation

Our facilities and operations are subject to extensive environmental laws and regulations, and we are currently involved in various proceedings relating to environmental matters.  We are not involved in any legal proceedings that we believe could have a material adverse effect upon our business, operating results or financial condition.

(13)	Income Taxes

As of October 4, 2009, Wolverine was subject to examination in the U.S. federal tax jurisdiction and various states for the 2004-2008 tax years. Wolverine was also subject to examination in various foreign jurisdictions for the 2002-2008 tax years. We believe appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

For the three months ended October 4, 2009 we had a tax benefit of $0.5 million and for the nine months ended October 4, 2009 we had a tax expense of $0.1 million attributable to taxable income at our foreign locations, an increase in accruals in Canada, and a reduction in U. S. deferred taxes associated with withholding taxes on foreign dividends. The U.S. tax benefit was totally offset by an increase in the valuation allowance attributable to the Net Operating Losses (“NOLs”).  For the three months ended September 28, 2008 we had a tax benefit of $0.8 million and for the nine months ended September 28, 2008 we had tax expense of $1.0 million attributable to taxable income at our foreign locations.  Tax benefit in the U.S. operations and tax expense in our Canadian locations were offset by adjustments in the valuation allowance in those tax jurisdictions. For all periods, the effective tax rate was not meaningful given tax expense divided by a pretax loss caused by adjustments to the valuation allowance.

(14)	Industry Segments

For internal purposes, we prepare business unit operating statements (operating segment level), which include net sales, metal costs, production costs, operating income, and Earnings Before Interest Taxes Depreciation Amortization (“EBITDA”) for one operating segment (or business unit): Wolverine consolidated. Historically, we have reviewed the financial operations of our business from a wholesale and commercial standpoint. In the second quarter of 2008, we closed our facility in Decatur, Alabama, which included substantially all of our wholesale business. In July 2008 we sold the London, Canada facility, which produced the remaining amount of our wholesale products and dissolved the wholesale business unit at that time.  The wholesale business segment results were previously reported within our wholesale segment reporting group. The related revenue and expenses of the wholesale segment were at one time material to our consolidated results, and this business unit was dissolved rather than being merged into another business unit. Accordingly, we have removed the historical results for the wholesale segment and its results for the three and nine months ended September 28, 2008 are classified as discontinued operations. In addition, no goodwill was allocated to this business unit and no intangible assets were on the books prior to the dissolution of the business unit. Accordingly, there was no related write-off of goodwill or write-down of intangible assets as a result of the dissolution of this business unit.  With the elimination of our wholesale segment, the Company now has only one business segment, commercial products.

(15)	Comprehensive Income (Loss)

The following table summarizes comprehensive income (loss):

	Three months ended		Nine months ended
(In thousands)	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
Net income (loss)	$(7,202)	$(23,908)	$(25,520)	$(31,575)
Translation adjustment for financial statements denominated in a
foreign currency	711	(3,780)	351	(798)
Translation adjustment recognized in sale of Montreal	—	(3,561)	—	(3,561)
Translation adjustment recognized in sale of London	—	(9,440)	—	(9,440)
Unrealized gain (loss) on cash flow hedges	597	(453)	5,572	(64)
Recognized gain (loss) related to pension and post-retirement benefit plans	817	2,937	2,410	2,663
Comprehensive income (loss)	$(5,077)	$(38,205)	$(17,187)	$(42,775)

(16)	Earnings (Loss) Per Share

For the three and nine months ended October 4, 2009 and September 28, 2008, we accounted for earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings Per Share”, which established standards regarding the computation of earnings (loss) per share by companies that have securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company.  Earnings available to common stockholders for the period, after deduction of preferred stock dividends, are required to be allocated between the common and preferred stockholders based on their respective rights to receive dividends.  Basic earnings (loss) per share is then calculated by dividing the net income (loss) allocable to common stockholders by the weighted average number of shares outstanding.  Presentations of basic and diluted earnings (loss) per share for securities other than common stock are not required.  Therefore, the following earnings (loss) per share amounts only pertain to common stock.

Diluted earnings (loss) per share is calculated by dividing income (loss) allocable to common stockholders by the weighted average common shares outstanding plus potential dilutive common stock such as stock options, unvested restricted stock and preferred stock.  To the extent that stock options, unvested restricted stock, and preferred stock are anti-dilutive, they are excluded from the calculation of diluted earnings (loss) per share. For the three and nine month periods ended October 4, 2009 and September 28, 2008 all such potential common stock is anti-dilutive and as such there is no difference between basic and diluted EPS.

The calculation of net income (loss) per share for the three and nine month periods ended October 4, 2009 and September 28, 2008 is presented below:

	Three months ended		Nine months ended
(In thousands except per share amounts)	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
Basic Earnings (Loss) Per Share
Net income (loss)	$(7,202)	$(23,908)	$(25,520)	$(31,575)
Less: accretion of convertible preferred stock	1,255	1,255	3,766	3,766
Less: preferred stock dividends	2,242	1,951	6,526	4,767
Net income (loss) applicable to common stockholders	$(10,699)	$(27,114)	$(35,812)	$(40,108)
Income from discontinued operations	—	403	—	781
Net (loss) from continuing operations	$(10,699)	$(27,517)	$(35,812)	$(40,889)

Amount allocable to common stockholders from continuing operations (1)	100%	100%	100%	100%
Amount allocable to common stockholders from discontinued operations (1)	0%	41%	0%	41%
Net loss from continuing operations allocated to common stockholders	$(10,699)	$(27,517)	$(35,812)	$(40,889)
Net income (loss) from discontinued operations allocable to common stockholders	$—	$165	$—	$320

Basic weighted average number of common shares (2)	40,624	40,624	40,624	40,624

Basic income (loss) per share – Two-class Method
Continuing operations	$(0.26)	$(0.68)	$(0.88)	$(1.01)
Discontinued operations (1)	—	—	—	0.01
Net loss per common share	$(0.26)	$(0.68)	$(0.88)	$(1.00)

Diluted Earnings (Loss) Per Share
Net income (loss) available to common stockholders	$(10,699)	$(27,114)	$(35,812)	$(40,108)
Plus: accretion of convertible preferred stock	1,255	1,255	3,766	3,766
Plus: preferred stock dividends	2,242	1,951	6,526	4,767
Income (loss) available to common stockholders in addition to assumed conversions	$(7,202)	$(23,908)	$(25,520)	$(31,575)
Income (loss) from discontinued operations	—	403	—	781
Net loss from continuing operations available to common stockholders in addition to assumed conversions	$(7,202)	$(24,311)	$(25,520)	$(32,356)

Amount allocable to common stockholders (1)	100%	100%	100%	100%
Amount allocable to common stockholders from discontinued operations (1)	0%	41%	0%	41%
Net loss from continuing operations allocable to common stockholders	$(10,699)	$(27,517)	$(35,812)	$(40,889)
Net income (loss) from discontinued operations allocable to common stockholders	$—	$165	$—	$320

Diluted weighted average number of common shares (2)	40,624	40,624	40,624	40,624

Diluted income (loss) per share – Two-class Method
Continuing operations	$(0.26)	$(0.68)	$(0.88)	$(1.01)
Discontinued operations	—	—	—	0.01
Net loss per common share	$(0.26)	$(0.68)	$(0.88)	$(1.00)

(1) Amount allocable to common stockholders is calculated as the weighted average number of common shares outstanding divided by the sum of common and preferred shares outstanding for the three and nine months ended October 4, 2009 and September 28, 2008. In computing basic EPS using the two-class method, we have not allocated the loss available to common stockholders for the three and nine months ended October 4, 2009 and September 28, 2008 between common and preferred stockholders since the preferred stockholders do not have a contractual obligation to share in the net losses.

(2) Due to their antidilutive effect, the following potential common shares have been excluded from the computation of diluted loss per share as of October 4, 2009 and September 28, 2008: 13.3 million and 14.4 million, respectively of stock options; 49.5 million shares from the conversion of Series A Convertible Preferred Stock for each period; and 9.1 million shares from the conversion of Series B Convertible Preferred Stock for each period. Also excluded from the computation of diluted loss per share as of October 4, 2009 are restricted share awards of 40,000.

(17)	Stock-Based Compensation Plans

At October 4, 2009, we had stock-based outside director, employee and non-employee awards associated with our 2007 Non-Qualified Stock-Based compensation plan.  Valuation of the stock based awards is calculated in accordance with ASC 718, “Stock Compensation”. The amount of compensation expense recorded for the three and nine months ended October 4, 2009 is $43 thousand and $0.2 million, respectively. The amount of compensation expense recorded for the three and nine months ended September 28, 2008 is $0.3 million and $1.4 million, respectively.  The amount remaining to be expensed through the end of the third quarter of 2013 is $0.2 million. There have been no grants, employee or non-employee, issued during 2009.

(18)	Restructuring and Other Charges

During the three and nine months ended October 4, 2009 we continued to recognize expense associated with the closure of our Booneville, Mississippi facility and the significant downsizing of our Decatur, Alabama facility, as well as severance charges in connection with our continued SG&A restructuring effort. We also recognized severance charges related to headcount reductions and the realigned operations at our Monterrey, Mexico facility.

We recognized expense during the three and nine months ended October 4, 2009 associated with restructuring activities before tax totaling $1.7 million and $3.2 million, respectively.

The following sets forth the major types of costs associated with our active restructuring activities:

	Booneville, Mississippi Closing
			Cumulative
	Three months ended	Nine months ended	incurred through
(In thousands)	October 4, 2009	October 4, 2009	October 4, 2009
Major Type Costs

Impair and liquidate current assets	$—	$—	$915
Employee related costs	—	—	156
Post closing cost	—	67	1,662
Fixed asset impairment	—	—	3,049
Total	$—	$67	$5,782

	Decatur, Alabama Reduction

(In thousands)	Three months ended October 4, 2009	Nine months ended October 4, 2009	Cumulative incurred through October 4, 2009
Major Type Costs
Impair and liquidate current assets	$—	$—	$6,517
Employee related costs	2	109	3,140
Environmental remediation	—	—	8,608
Post closing cost	210	550	4,773
Other costs / currency	—	—	759
Fixed asset impairment	—	—	40,134
Total	$212	$659	$63,931

	Monterrey, Mexico Reduction

(In thousands)	Three months ended October 4, 2009	Nine months ended October 4, 2009	Cumulative incurred through October 4, 2009
Major Type Costs
Post closing cost	$136	$136	$136
Impair and liquidate current assets	250	380	380
Employee related costs	249	472	472
Total	$635	$988	$988

	Corporate SG&A Reduction

(In thousands)	Three months ended October 4, 2009	Nine months ended October 4, 2009	Cumulative incurred through October 4, 2009
Major Type Costs
Employee related costs	$884	$1,516	$2,047
Post retirement benefit gain	—	—	(208)
Other costs / currency	—	10	159
Total	$884	$1,526	$1,998

(In thousands)	Three months ended October 4, 2009	Nine months ended October 4, 2009	Cumulative incurred through October 4, 2009
Grand Total	$1,731	$3,240	$72,699

At the end of the third quarter of 2009, we had accrued $8.6 million related to the restructuring of our North American operations for potential environmental charges at our Decatur, Alabama facility.

(19)	Condensed Consolidating Financial Information

The following tables present condensed consolidating financial information for: (a) Wolverine Tube, Inc. (the “Parent”) on a stand-alone basis; (b) on a combined basis, the guarantors of the 15% Senior Secured Notes (the “Subsidiary Guarantors”), which include TF Investor, Inc.; Tube Forming, L.P.; Wolverine Finance, LLC; Wolverine PA, LLC; Wolverine Joining Technologies, LLC; and Tube Forming Holdings, Inc.; and (c) on a combined basis, the Non-Guarantor Subsidiaries, which include 3072452 Nova Scotia Company; 3072453 Nova Scotia Company; Wolverine Tube Canada Limited Partnership; Wolverine Shanghai Metals; Wolverine European Holdings BV; Wolverine Tube Europe BV; Wolverine Tube, BV; Wolverine Tubagem (Portugal), Lda; Wolverine Joining Technologies Canada, Inc.; Wolverine Asia, Limited; WLVN de Latinoamerica, S. de R.L. de C.V.; and WLV Mexico, S. de R.L. de C.V. Each of the Subsidiary Guarantors is 100% owned by the Parent. The guarantees issued by each of the Subsidiary Guarantors are full, unconditional, joint and several. Accordingly, separate financial statements of the 100% owned Subsidiary Guarantors are not presented because the Subsidiary Guarantors are jointly, severally and unconditionally liable under the guarantees, and we believe separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors. Furthermore, there are no significant legal restrictions on the Parent’s ability to obtain funds from its subsidiaries by dividend or loan.

The Parent is comprised of Oklahoma and Tennessee manufacturing operations and certain corporate management, sales and marketing, information services, product development, the Precision Tool Center and finance functions located in Alabama.

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
For the Three Months Ended October 4, 2009
(Unaudited)

			Non-
		Subsidiary	Guarantor
(In thousands)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$90,420	$21,816	$9,444	$(3,718)	$117,962
Cost of goods sold	89,729	20,651	8,193	(3,718)	114,855
Gross profit	691	1,165	1,251	—	3,107
Selling, general and administrative expenses	4,447	555	529	—	5,531
Advisory fees and expenses	2	—	—	—	2
Restructuring and impairment charges	1,346	385	—	—	1,731
Operating income (loss)	(5,104)	225	722	—	(4,157)
Other (income) expense:
Interest (income) expense, net	4,418	(6)	(18)	—	4,394
Amortization expense	62	—	—	—	62
Other, net	12	14	(252)	—	(226)
Equity in earnings of subsidiaries	724	—	—	(724)	—
Income (loss) from continuing operations before equity in earnings of unconsolidated subsidiary and income taxes	(8,872)	217	992	(724)	(8,387)
Equity in earnings of unconsolidated subsidiary	658	—	—	—	658
Income tax benefit (expense)	1,012	(126)	(359)	—	527
Net income (loss)	(7,202)	91	633	(724)	(7,202)
Accretion of convertible preferred stock	1,255	—	—	—	1,255
Preferred stock dividends	2,242	—	—	—	2,242
Net income (loss) applicable to common shares	$(10,699)	$91	$633	$(724)	$(10,699)

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
For the Three Months Ended September 28, 2008
(Unaudited)

			Non-
		Subsidiary	Guarantor
(In thousands)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$160,997	$38,120	$33,830	$(1,899)	$231,048
Cost of goods sold	157,395	36,487	30,266	(1,899)	222,249
Gross profit	3,602	1,633	3,564	—	8,799
Selling, general and administrative expenses	4,651	601	432	—	5,684
Net loss on divestitures	(10,945)	—	(10,766)	—	(21,711)
Advisory fees and expenses	239	—	—	—	239
Goodwill impairment	—	44,000	—	—	44,000
Restructuring and impairment charges	280	—	65	—	345
Operating income (loss)	9,377	(42,968)	13,833	—	(19,758)
Other (income) expense:
Interest (income) expense, net	5,176	(33)	(1,168)	—	3,975
Amortization expense	688	—	178	—	866
Loss on sale of receivables	—	—	167	—	167
Other, net	(1,498)	251	1,509	—	262
Equity in earnings of subsidiaries	(29,953)	—	—	29,953	—
Income (loss) from continuing operations before non-controlling interest, equity in earnings of unconsolidated subsidiary and income taxes	(24,942)	(43,186)	13,147	29,953	(25,028)
Non-controlling interest	(266)	—	—	—	(266)
Equity in earnings of unconsolidated subsidiary	138	—	—	—	138
Income tax benefit (expense)	759	290	(204)	—	845
Income (loss) from continuing operations	(24,311)	(42,896)	12,943	29,953	(24,311)
Income (loss) from discontinued operations, net of taxes	403	—	—	—	403
Net income (loss)	(23,908)	(42,896)	12,943	29,953	(23,908)
Accretion of convertible preferred stock	1,255	—	—	—	1,255
Preferred stock dividends	1,951	—	—	—	1,951
Net income (loss) applicable to common shares	$(27,114)	$(42,896)	$12,943	$29,953	$(27,114)

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
For the Nine Months Ended October 4, 2009
(Unaudited)

			Non-
		Subsidiary	Guarantor
(In thousands)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$244,446	$67,165	$35,846	$(6,313)	$341,144
Cost of goods sold	241,328	62,592	32,273	(6,313)	329,880
Gross profit	3,118	4,573	3,573	—	11,264
Selling, general and administrative expenses	14,983	1,547	1,524	—	18,054
Advisory fees and expenses	256	—	12	—	268
Restructuring and impairment charges	2,599	641	—	—	3,240
Operating income (loss)	(14,720)	2,385	2,037	—	(10,298)
Other (income) expense:
Interest (income) expense, net	12,480	(71)	25	—	12,434
Amortization expense	832	—	33	—	865
Loss from extinguishment of debt	3,647	—	—	—	3,647
Other, net	4,243	(47)	(4,679)	—	(483)
Equity in earnings of subsidiaries	7,145	—	—	(7,145)	—
Income (loss) from continuing operations before equity in earnings of unconsolidated subsidiary and income taxes	(28,777)	2,503	6,658	(7,145)	(26,761)
Equity in earnings of unconsolidated subsidiary	1,337	—	—	—	1,337
Income tax benefit (expense)	1,920	(1,025)	(991)	—	(96)
Net income (loss)	(25,520)	1,478	5,667	(7,145)	(25,520)
Accretion of convertible preferred stock	3,766	—	—	—	3,766
Preferred stock dividends	6,526	—	—	—	6,526
Net income (loss) applicable to common shares	$(35,812)	$1,478	$5,667	$(7,145)	$(35,812)

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidating Statements of Operations
For the Nine Months Ended September 28, 2008
(Unaudited)

			Non-
		Subsidiary	Guarantor
(In thousands)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$472,699	$113,625	$104,696	$(13,002)	$678,018
Cost of goods sold	459,792	108,617	94,867	(13,002)	650,274
Gross profit	12,907	5,008	9,829	—	27,744
Selling, general and administrative expenses	15,413	1,805	1,647	—	18,865
Net (gain) on divestitures	(10,945)	—	(15,770)	—	(26,715)
Advisory fees and expenses	791	—	—	—	791
Goodwill impairment	—	44,000	—	—	44,000
Restructuring and impairment charges	4,092	—	1,313	—	5,405
Operating income (loss)	3,556	(40,797)	22,639	—	(14,602)
Other (income) expense:
Interest (income) expense, net	13,985	(327)	117	—	13,775
Amortization expense	1,828	—	309	—	2,137
Loss on sale of receivables	—	—	374	—	374
Other, net	3,407	607	(3,992)	—	22
Equity in earnings of subsidiaries	(17,750)	—	—	17,750	—
Income (loss) from continuing operations before non-controlling interest, equity in earnings of unconsolidated subsidiary and income taxes	(33,414)	(41,077)	25,831	17,750	(30,910)
Non-controlling interest	(541)	—	—	—	(541)
Equity in earnings of unconsolidated subsidiary	138	—	—	—	138
Income tax benefit (expense)	1,461	(459)	(2,045)	—	(1,043)
Income (loss) from continuing operations	(32,356)	(41,536)	23,786	17,750	(32,356)
Income (loss) from discontinued operations, net of taxes	781	—	—	—	781
Net income (loss)	(31,575)	(41,536)	23,786	17,750	(31,575)
Accretion of convertible preferred stock	3,766	—	—	—	3,766
Preferred stock dividends	4,767	—	—	—	4,767
Net income (loss) applicable to common shares	$(40,108)	$(41,536)	$23,786	$17,750	$(40,108)

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
October 4, 2009
(Unaudited)

			Non-
		Subsidiary	Guarantor
(In thousands)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$17,292	$—	$6,142	$—	$23,434
Restricted cash	7,807	—	239	—	8,046
Accounts receivable, net	31,717	8,779	4,171	—	44,667
Inventories	19,662	19,162	7,225	—	46,049
Derivative assets	1,006	—	—	—	1,006
Prepaid expenses and other assets	1,623	872	414	—	2,909
Total current assets	79,107	28,813	18,191	—	126,111
Property, plant and equipment, net	28,292	13,511	13,580	—	55,383
Intangible assets and deferred charges, net	2,593	—	41	—	2,634
Notes receivable	—	—	595	—	595
Investment in unconsolidated subsidiary	7,909	—	—	—	7,909
Investment in subsidiaries	335,305	325	—	(335,630)	—
Total assets	$453,206	$42,649	$32,407	$(335,630)	$192,632

Liabilities and Accumulated Deficit
Current liabilities
Accounts payable	$25,116	$2,166	$4,185	$—	$31,467
Accrued liabilities	(15,941)	21,092	1,228	—	6,379
Derivative liabilities	2,670	—	—	—	2,670
Deferred income taxes	(408)	651	82	—	325
Short-term borrowings	—	—	8	—	8
Intercompany balances, net	287,933	(264,119)	(23,814)	—	—
Total current liabilities	299,370	(240,210)	(18,311)	—	40,849
Long-term debt	124,210	—	—	—	124,210
Pension liabilities	46,456	—	—	—	46,456
Postretirement benefits obligation	3,188	—	1,197	—	4,385
Accrued environmental remediation	9,393	—	—	—	9,393
Deferred income taxes, non-current	3,250	(3,250)	—	—	—
Accrued dividends	12,003	—	—	—	12,003
Other liabilities	2,981	—	—	—	2,981
Total liabilities	500,851	(243,460)	(17,114)	—	240,277
Preferred Stock	27,374	—	—	—	27,374
Accumulated deficit	(75,019)	286,109	49,521	(335,630)	(75,019)
Total liabilities, convertible preferred stock and accumulated deficit	$453,206	$42,649	$32,407	$(335,630)	$192,632

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

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended October 4, 2009
(Unaudited)

			Non-
		Subsidiary	Guarantor
(In thousands )	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$(25,520)	$1,478	$5,667	$(7,145)	$(25,520)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	2,583	1,498	703	—	4,784
Amortization	882	—	110	—	992
Deferred income taxes	(2,270)	1,161	(164)	—	(1,273)
(Gain) on sale of fixed assets	(316)	—	—	—	(316)
Loss on extinguishment of debt	3,647	—	—	—	3,647
Non-cash paid-in-kind interest	2,652	—	—	—	2,652
Non-cash environmental, restructuring and other charges	(164)	—	412	—	248
Stock compensation expense	187	—	—	—	187
Impairment of assets	—	—	250	—	250
Equity in earnings of unconsolidated subsidiary	(1,337)	—	—	—	(1,337)
Equity in earnings of subsidiaries	(7,145)	—	—	7,145	—
Changes in operating assets and liabilities	(21,518)	(4,654)	23,124	—	(3,048)
Net cash from continuing operating activities	(48,319)	(517)	30,102	—	(18,734)
Net cash from discontinued operating activities	(32)	—	—	—	(32)
Net cash from operating activities	(48,351)	(517)	30,102	—	(18,766)
Investing Activities
Additions to property, plant and equipment	(4,291)	(364)	300	—	(4,355)
Proceeds from sale of assets	316	—	—	—	316
Purchase of patents	(159)	—	—	—	(159)
Change in restricted cash	29,366	1	325	—	29,692
Net cash from continuing investing activities	25,232	(363)	625	—	25,494
Net cash from discontinued investing activities	1,200	—	—	—	1,200
Net cash from investing activities	26,432	(363)	625	—	26,694
Financing Activities
Financing fees and expenses paid	(4,384)	—	—	—	(4,384)
Payments under revolving credit facilities and other debt	—	—	(1,490)	—	(1,490)
Borrowings from revolving credit facilities and other debt	—	—	1,399	—	1,399
Dividend from unconsolidated subsidiary	2,802	—	—	—	2,802
Purchase or repayment of senior notes	(16,142)	—	—	—	(16,142)
Intercompany borrowings (payments)	38,150	880	(39,030)	—	—
Net cash from financing activities	20,426	880	(39,121)	—	(17,815)
Effect of exchange rate changes on cash and cash equivalents	7	—	(223)	—	(216)
Net increase (decrease) in cash and cash equivalents	(1,486)	—	(8,617)	—	(10,103)
Cash and cash equivalents at beginning of period	18,778	—	14,759	—	33,537
Cash and cash equivalents at end of period	$17,292	$—	$6,142	$—	$23,434

Wolverine Tube, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 28, 2008
(Unaudited)
			Non-
		Subsidiary	Guarantor
(In thousands )	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Operating Activities
Income (loss) from continuing operations	$(32,356)	$(41,536)	$23,786	$17,750	$(32,356)
Income from discontinued operations	781	—	—	—	781
Net income (loss)	(31,575)	(41,536)	23,786	17,750	(31,575)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	2,181	1,438	1,190	—	4,809
Amortization	1,860	—	395	—	2,255
Deferred income taxes	8,419	(9,927)	56	—	(1,452)
Gain on early extinguishment of debt	(858)	—	—	—	(858)
Non-controlling interest in Chinese subsidiary	541	—	—	—	541
Equity earnings of unconsolidated subsidiary	(138)	—	—	—	(138)
Change in embedded derivative mark to fair value	—	—	(3)	—	(3)
Impairment of goodwill / assets held for sale	390	44,000	—	—	44,390
Non-cash environmental, restructuring and other charges	(34,698)	(62)	2,916	—	(31,844)
Stock compensation expense	1,542	—	—	—	1,542
Equity in earnings of subsidiaries	17,750	—	—	(17,750)	—
Changes in operating assets and liabilities	75,789	(1,475)	(89,357)	—	(15,043)
Net cash from continuing operating activities	40,422	(7,562)	(61,017)	—	(28,157)
Net cash from discontinued operating activities	(10,090)	—	—	—	(10,090)
Net cash from operating activities	30,332	(7,562)	(61,017)	—	(38,247)
Investing Activities
Additions to property, plant and equipment	5,142	(1,072)	(7,194)	—	(3,124)
Proceeds from sale of assets	7,006	—	(566)	—	6,440
Proceeds from sale of interest in Chinese subsidiary	19,419	—	—	—	19,419
Change in restricted cash	(8,095)	—	20	—	(8,075)
Net cash from continuing investing activities	23,472	(1,072)	(7,740)	—	14,660
Net cash from discontinued investing activities	62,163	—	—	—	62,163
Net cash from investing activities	85,635	(1,072)	(7,740)	—	76,823
Financing Activities
Financing fees and expenses paid	(1,918)	—	(153)	—	(2,071)
Payments under revolving credit facilities and other debt	—	—	(366)	—	(366)
Borrowings from revolving credit facilities and other debt	—	—	127	—	127
Issuance of preferred stock	14,194	—	—	—	14,194
Purchase or repayment of senior notes	(97,661)	—	—	—	(97,661)
Payment of dividends	(2,042)	—	—	—	(2,042)
Intercompany dividends	52,249	—	(52,249)	—	—
Intercompany borrowings (payments)	(74,446)	8,634	65,812	—	—
Net cash from continuing financing activities	(109,624)	8,634	13,171	—	(87,819)
Effect of exchange rate changes on cash and cash equivalents	(38,566)	—	37,317	—	(1,249)
Net increase (decrease) in cash and cash equivalents	(32,223)	—	(18,269)	—	(50,492)
Cash and cash equivalents at beginning of period	37,981	—	25,322	—	63,303
Cash and cash equivalents at end of period	$5,758	$—	$7,053	$—	$12,811

(20)           Related Party Transactions

On February 16, 2007, the Company closed the Preferred Stock Purchase Agreement with The Alpine Group (“Alpine”) and Plainfield Asset Management LLC (“Plainfield”) providing for the issuance and sale of 50,000 shares of Series A Convertible Preferred Stock of the Company, at a price of $1,000 per share, for a total purchase price of $50.0 million.  Following the completion of our common stock rights offering, Alpine purchased an additional 4,494 shares of Series A Convertible Preferred Stock on January 25, 2008 for $4.5 million in order to maintain the fully diluted ownership by Alpine and Plainfield in Wolverine at 55.0%. The 54,494 shares are convertible into 49.5 million shares of common stock. On March 20, 2008 Alpine purchased 10,000 shares of Series B Convertible Preferred Stock, which have substantially the same terms and conditions as the Series A Convertible Preferred Stock except that the initial dividend rate on the Series B Convertible Preferred Stock is 8.5%, subject to adjustment as described in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, below. The 10,000 shares are convertible into 9.1 million shares of common stock. Both the Series A and Series B Convertible Preferred Stock are mandatorily redeemable at $1,000 per share upon the earlier of an involuntary change of control or January 31, 2017.

The Company and Alpine entered into a management agreement at the initial closing of the Preferred Stock Purchase Agreement in February 2007, pursuant to which Alpine agreed to provide the Company with certain services for a two-year period in exchange for an annual fee of $1.25 million and reimbursement of reasonable and customary expenses incurred by Alpine. Since the conclusion of the two-year period, Wolverine has continued to utilize the Alpine management services on a month-to-month basis at the same monthly fee rate.  For the three and nine months ended October 4, 2009 we paid $0.4 million and $1.0 million, respectively, to Alpine for these services.

On April 30, 2007, the Company entered into a consulting agreement with Keith Weil, the Company’s former Senior Vice President, International and Strategic Development, which was effective as of February 19, 2007, whereby Mr. Weil agreed to provide consulting and advisory services to the Company. The consulting agreement terminated in January 2009. Under the terms of the consulting agreement, we paid Mr. Weil $22.0 thousand in January 2009 in consulting fees.  For the three and nine months ended September 28, 2008, we paid Mr. Weil $66.1 thousand and $213.8 thousand, respectively, in consulting fees.

Effective as of January 1, 2008, we entered into a sole source purchasing agreement with Exeon, Inc. (“Exeon”), a wholly owned subsidiary of Alpine, whereby under the agreement we purchase all of our scrap and cathode copper requirements for our Shawnee, Oklahoma and London, Ontario facilities. Under the agreement, we will purchase copper scrap and cathode at substantially the same prices paid prior to entering into the agreement, but with enhanced terms thus improving our working capital usage. Moreover, we believe consolidating our purchases in this manner is more efficient and provides more opportunities to purchase materials from secondary markets since Exeon has been in the scrap reclamation business for a number of years. During the three and nine months ended October 4, 2009, we purchased 10.9 million and 35.4 million pounds, respectively, of copper cathode and scrap from Exeon at the COMEX current month average price, representing 77.7% and 79.5%, respectively, of our North American copper purchases for the periods. Fees charged for the services provided for the three and nine month periods ended October 4, 2009 were $0.1 million and $0.3 million, respectively.  These fees approximate our cost to perform the same services in-house. As of October 4, 2009, we had $6.7 million payable to Exeon for these purchases. During the three and nine months ended September 28, 2008, we purchased 15.3 million and 64.0 million pounds, respectively, of copper cathode and scrap from Exeon at the COMEX current month average price, representing 75.3% and 72.5%, respectively, of our North American copper purchases for the periods. Fees charged for the services provided for the three and nine month periods ended September 28, 2008 were $0.1 million and $0.4 million, respectively.  These fees approximate our cost to perform the same services in-house. We had no outstanding payable to Exeon for these purchases for the period ended September 28, 2008.

(21)           Fair Value Measurements

Fair value measurements of financial assets and financial liabilities and fair value measurements of nonfinancial items recognized or disclosed at fair value in the financial statements are reported based on ASC 820, “Fair Value Measurements and Disclosures”.  ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and also provides a framework for measuring fair value and expanded disclosures about fair value measurements.

The Company measures its derivative assets and liabilities at fair value and has categorized its financial assets and liabilities measured at fair value into a three-level fair value hierarchy.  The fair-value hierarchy prioritizes the inputs used in valuation techniques into three levels as follows:

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

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of October 4, 2009 and December 31, 2008:

	October 4, 2009				December 31, 2008
($s in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$1.0	$—	$—	$1.0	$0.3	$—	$—	$0.3

Liabilities:
Derivative liabilities	$(2.7)	$—	$—	$(2.7)	$(5.4)	$—	$—	$(5.4)

We use the following methods in estimating fair value disclosures for financial instruments:

Cash and cash equivalents, restricted cash, accounts receivable, and accounts payable: The carrying amount reported in the Consolidated Balance Sheets for these assets approximates their fair value because of the short maturity of these instruments.

Secured revolving credit facility and long-term debt: The carrying amount of our borrowings under our secured revolving credit facilities approximates fair value. The fair value of our Senior Notes, other long term debt, and any derivative financial instruments are based upon market prices.

Derivatives: The fair value of our foreign currency and commodity derivative financial instruments are determined by reference to market prices.

      The following table summarizes fair value information for our financial instruments:

	October 4, 2009		December 31, 2008
(In thousands)	Carrying value	Fair Value	Carrying value	Fair Value
Cash and cash equivalents	$23,434	$23,434	$33,537	$33,537
Restricted cash	$8,046	$8,046	$37,738	$37,738
Accounts receivable	$44,667	$44,667	$38,626	$38,626
Accounts payable	$31,467	$31,467	$34,713	$34,713
Senior Notes	$124,210	$101,820	$137,656	$115,629
Other debt	$8	$8	$14	$14

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

Commodity Price Risk

For the majority of our customers, the price they pay for a product includes a metal charge that represents the previous monthly average COMEX price for metal. For certain other customers, the metal charge represents the market value of the copper used in that product as of the date we ship the product to the customer. Our prior month average COMEX pricing model is expected to serve as a natural hedge against changes in the commodity price of copper, and allows us to better match the cost of copper with the selling price to our customers. However, as an accommodation to our customers, we often enter into fixed price commitments to purchase copper on their behalf in order to fix the price of copper in advance of shipment. We account for these transactions as cash flow hedges under ASC 815, “Derivative and Hedging”, and beginning the first quarter of 2009, we have provided the additional disclosures required by the standard. The Company assesses the effectiveness of the hedges on a monthly basis.

The fair values of these derivatives are recognized in derivative assets and derivative liabilities in the Condensed Consolidated Balance Sheets. The net change in the derivative asset and liability and the underlying amounts are recognized in Other Comprehensive Income (“OCI”) and reclassified to cost of goods sold when the related inventory is sold.  Amounts held in OCI are reclassified to earnings at the point the customer commitments are realized. As of October 4, 2009, the Company had the following outstanding commodity contracts related to these derivatives:

Volume
Commodity	(net purchase and (sale) contracts)
Copper	1.5 million pounds

We have firm-price purchase commitments with some of our copper suppliers under which we agree to buy copper at a price set in advance of the actual delivery of that copper to us. Under these arrangements, we assume the risk of a price decrease in the market price of copper between the time the price is fixed and the time the copper is delivered. In order to reduce our market exposure to price changes, at the time we enter into a firm-price purchase commitment, we also often enter into commodity forward contracts to sell a like amount of copper at the then-current price for delivery to the counterparty at a later date. We account for these transactions as cash flow hedges under ASC 815, “Derivative and Hedging”.  The fair values of these derivatives are recognized in derivative assets and derivative liabilities in the Condensed Consolidated Balance Sheets. The net change in the derivative asset and liability and the underlying amounts are recognized in OCI and reclassified to cost of goods sold when the related inventory is sold.  Amounts held in OCI are reclassified to earnings at the point the customer commitments are realized.  As of October 4, 2009, the Company had no outstanding commodity contracts related to these derivatives.

We have entered into commodity forward contracts to sell copper in order to hedge or protect the value of the copper carried in our inventory from price decreases. We account for these forward contracts as fair value hedges under ASC 815, “Derivative and Hedging”. The fair value of these derivatives is recognized in derivative assets and derivative liabilities in the Condensed Consolidated Balance Sheets. The net change in the derivative asset and liabilities and the underlying hedged amounts are recognized in the Condensed Consolidated Statements of Operations under cost of goods sold. As of October 4, 2009, the Company had the following outstanding commodity contracts related to these derivatives:

Volume
Commodity	(net purchase and (sale) contracts)
Copper	(1.2) million pounds

In February 2009 we terminated our silver consignment arrangement and purchased our silver on the open market.  Consequently, we must purchase and hold our silver in inventory.  We have entered into commodity forward contracts to sell silver in order to hedge or protect the value of the silver carried in our inventory from future price decreases.  We account for these forward contracts as fair value hedges under ASC 815, “Derivative and Hedging”. The fair value of these derivatives is recognized in derivative assets and derivative liabilities in the Condensed Consolidated Balance Sheets. The net change in the derivative assets and derivative liabilities and the underlying hedged amounts are recognized in the Condensed Consolidated Statements of Operations under cost of goods sold. As of October 4, 2009, the Company had the following outstanding commodity contracts related to these derivatives:

Volume
Commodity	(net purchase and (sale) contracts)
Silver	(611,159) troy ounces

The Company utilizes futures contract positions for tin, nickel, zinc and copper to protect the risk of an overall change in the fair value of theses inventories.  Since these derivatives are not designated as hedging instruments under ASC 815, “Derivative and Hedgin”g, the changes in the fair value of these hedges are recognized immediately in cost of goods sold.  As of October 4, 2009, the Company had the following outstanding commodity contracts related to these derivatives:

Volume
Commodity	(net purchase and (sale) contracts)
Tin	(77,162) pounds
Nickel	(52,911) pounds

Foreign Currency Exchange Risk

We are subject to market risk exposure from fluctuations in foreign currencies. Foreign currency exchange forward contracts may be used from time to time to hedge the variability in cash flows from the forecasted payment or receipt of currencies other than the functional currency. These forward currency exchange contracts and the underlying hedged receivables and payables are carried at their fair values, with any associated gains and losses recognized in current period earnings. These contracts cover periods commensurate with known or expected exposures, generally within three months. As of October 4, 2009, we had forward exchange contracts outstanding to sell Euros and British Pounds with a notional amount of $1.0 million. The estimated fair value of these forward exchange contracts to sell foreign currency was a gain of $34.0 thousand. The effect of a 10% adverse change in exchange rates would increase the fair value by approximately $57.7 thousand.

The fair values of the Company’s derivative instruments as of October 4, 2009 and December 31, 2008 were as follows:

	Asset Derivatives		Liability Derivatives
($s in millions)	October 4, 2009		Ocotber 4, 2009
Derivatives designated as hedging	Balance Sheet		Balance Sheet
instruments	Location	Fair Value	Location	Fair Value
Commodity Contracts:
Copper - Customer Contracts	Derivative Asset	$0.5	Derivative Liability	$(0.2)
Copper - Base Inventory	Derivative Asset	0.5	Derivative Liability	(0.3)
Silver - Base Inventory	Derivative Asset	—	Derivative Liability	(2.1)
Total derivatives designated as hedging instruments		$1.0		$(2.6)

Derivatives not designated as hedging	Balance Sheet		Balance Sheet
instruments	Location	Fair Value	Location	Fair Value
Commodity Contracts:
Copper	Derivative Asset	—	Derivative Liability	(0.1)
Total derivatives not designated as hedging instruments		$—		$(0.1)

Total Derivatives		$1.0		$(2.7)

	Asset Derivatives		Liability Derivatives
($s in millions)	December 31, 2008		December 31, 2008
Derivatives designated as hedging	Balance Sheet		Balance Sheet
instruments	Location	Fair Value	Location	Fair Value
Commodity Contracts:
Copper - Customer Contracts	Derivative Asset	$—	Derivative Liability	$(4.9)
Copper - Base Inventory	Derivative Asset	0.2	Derivative Liability	(0.1)
Total derivatives designated as hedging instruments		$0.2		$(5.0)

Derivatives not designated as hedging	Balance Sheet		Balance Sheet
instruments	Location	Fair Value	Location	Fair Value
Commodity Contracts:
Nickel	Derivative Asset	$—	Derivative Liability	$(0.1)
Tin	Derivative Asset	0.1	Derivative Liability	—
Copper	Derivative Asset	—	Derivative Liability	(0.3)
Total derivatives not designated as hedging instruments		$0.1		$(0.4)

Total Derivatives		$0.3		$(5.4)

The effect of derivative instruments on the Condensed Consolidated Statements of Operations for the quarters ended October 4, 2009 and September 28, 2008 were as follows:

Cash Flow Hedges
				Amount of gain or (loss) reclassified from
	Amount of gain or (loss) recognized in OCI on			Accumulated OCI into earnings (effective
($s in millions)	derivative (effective portion)			portion)
			Location of gain or (loss)
			reclassified from
Derivatives in cash-flow hedging			Accumulated OCI into	Three months ended	Three months ended
relationships	October 4, 2009 *	September 28, 2008	earnings (effective portion)	October 4, 2009	September 28, 2008
Commodity Contracts:
Copper - Customer Contracts	$0.4	$(0.5)	Cost of goods sold	$0.3	$—
Copper - Future Receipts	—	0.1	Cost of goods sold	—	0.3
Total	$0.4	$(0.4)		$0.3	$0.3

*The company expects to recognize these amounts into earnings over the next 12 months.

		Amount of gain or (loss) recognized in earnings
		on derivative (ineffective portion and amount
($s in millions)		excluded from effectiveness testing)

	Location of gain or (loss) recognized
	in earnings on derivative (ineffective
Derivatives in cash-flow	portion and amount excluded from	Three months ended	Three months ended
hedging relationships	effectiveness testing)	October 4, 2009	September 28, 2008
Commodity Contracts:
Copper - Customer Contracts	Cost of goods sold	$(0.1)	$0.1
Total		$(0.1)	$0.1

				Amount of gain or (loss) reclassified from
	Amount of gain or (loss) recognized in OCI on			Accumulated OCI into earnings (effective
($s in millions)	derivative (effective portion)			portion)
			Location of gain or (loss)
			reclassified from
Derivatives in cash-flow hedging			Accumulated OCI into	Nine months ended	Nine months ended
relationships	October 4, 2009 *	September 28, 2008	earnings (effective portion)	October 4, 2009	September 28, 2008
Commodity Contracts:
Copper - Customer Contracts	$0.4	$(0.5)	Cost of goods sold	$(1.4)	$0.4
Copper - Future Receipts	—	0.1	Cost of goods sold	—	(1.0)
Total	$0.4	$(0.4)		$(1.4)	$(0.6)

*The company expects to recognize these amounts into earnings over the next 12 months.

		Amount of gain or (loss) recognized in earnings
		on derivative (ineffective portion and amount
($s in millions)		excluded from effectiveness testing)

	Location of gain or (loss) recognized
	in earnings on derivative (ineffective
Derivatives in cash-flow	portion and amount excluded from	Nine months ended	Nine months ended
hedging relationships	effectiveness testing)	October 4, 2009	September 28, 2008
Commodity Contracts:
Copper - Customer Contracts	Cost of goods sold	$(0.6)	$0.1
Total		$(0.6)	$0.1

Fair Value Hedges

				Amount of gain or (loss) recognized in earnings
		Amount of gain or (loss) recognized in earnings		on derivative (ineffective portion and amount
($s in millions)		on derivative		excluded from effectiveness testing)
	Location of gain or (loss)
Derivatives in fair value	recognized in earnings on	Three months ended	Three months ended	Three months ended	Three months ended
hedging relationships	derivative	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
Commodity Contracts:
Copper - Base Inventory	Cost of goods sold	$(1.3)	$(0.3)	$(0.2)	$0.1
Silver – Base Inventory	Cost of goods sold	(0.7)	1.0	0.2	0.1
Total		$(2.0)	$0.7	$—	$0.2

				Amount of gain or (loss) recognized in earnings
		Amount of gain or (loss) recognized in earnings		on derivative (ineffective portion and amount
($s in millions)		on derivative		excluded from effectiveness testing)
	Location of gain or (loss)
Derivatives in fair value	recognized in earnings on	Nine months ended	Nine months ended	Nine months ended	Nine months ended
hedging relationships	derivative	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
Commodity Contracts:
Copper - Base Inventory	Cost of goods sold	$(1.9)	$(1.9)	$(0.1)	$0.3
Silver – Base Inventory	Cost of goods sold	0.3	1.2	0.2	0.3
Total		$(1.6)	$(0.7)	$0.1	$0.6

Non Designated Hedges

		Amount of gain or (loss) recognized in earnings
($s in millions)		on derivative
	Location of gain or (loss)
Derivatives not designated as	recognized in earnings on	Three months ended	Three months ended
hedging instruments	derivative	October 4, 2009	September 28, 2008
Commodity Contracts:
Nickel	Cost of goods sold	$(0.1)	$0.1
Tin	Cost of goods sold	—	0.1
Copper	Cost of goods sold	(0.1)	—
Total		$(0.2)	$0.2

		Amount of gain or (loss) recognized in earnings
($s in millions)		on derivative
	Location of gain or (loss)
Derivatives not designated as	recognized in earnings on	Nine months ended	Nine months ended
hedging instruments	derivative	October 4, 2009	September 28, 2008
Commodity Contracts:
Nickel	Cost of goods sold	$(0.2)	$0.3
Tin	Cost of goods sold	—	(0.2)
Copper	Cost of goods sold	(0.4)	—
Total		$(0.6)	$0.1

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

Results of Operations

The following discussion summarizes the significant factors affecting the consolidated operating results of the Company for the three and nine months ended October 4, 2009 and September 28, 2008.  This discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes to the Unaudited Condensed Consolidated Financial Statements contained in Item 1 above, and the Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Executive Summary

•
Net sales for the quarter ended October 4, 2009 were $118.0 million compared to $231.0 million for the quarter ended September 28, 2008. The 48.9% decrease in sales year over year was the result of a 22.5% decrease in the average COMEX price for copper in 2009 compared to 2008 and the impact of decreasing demand in the appliance markets and in the air conditioning markets, both domestically and internationally.

•
The number of pounds shipped decreased to 30.2 million pounds during the third quarter, a 31.0% decrease in 2009 from the same period in the previous year reflecting the declining markets due to overall economic uncertainties.

•
Gross profit for the third quarter of 2009 was $3.1 million compared to $8.8 million for the third quarter of 2008. Gross profit as a percentage of sales decreased to 2.6% compared to 3.8% for the same quarter of 2008. Gross profit was adversely affected by lower overall volumes, including significantly lower volumes for certain higher value-added products which historically have higher gross margins.

•
The net loss applicable to common stockholders for quarter ended October 4, 2009 was $10.7 million compared to a net loss of $27.1 million for the quarter ended September 28, 2008.  The 48.9% decrease in sales and resulting lower gross margins were the major drivers for the loss in 2009. The loss in 2008 included a $44.0 million goodwill impairment adjustment partially offset by gains from the sale of our Montreal, Quebec facility and the sale of an equity interest in Wolverine Tube Shanghai (“WTS”).

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

For the Three Months Ended October 4, 2009, Compared with the Three Months Ended September 28, 2008:

	For the three months ended		Increase	% Increase
(In thousands, except for percentages)	October 4, 2009	September 28, 2008	(Decrease)	(Decrease)
Total Pounds Shipped	30,155	43,728	(13,573)	(31.0)%

Total pounds shipped decreased by 31.0% in 2009 compared to the same quarter of 2008 due to overall economic uncertainties, lower demand in domestic and international air conditioning markets and decreased demand in domestic appliance markets.

	For the three months ended		Increase	% Increase
(In thousands, except for percentages)	October 4, 2009	September 28, 2008	(Decrease)	(Decrease)
Net Sales	$117,962	$231,048	$(113,086)	(48.9)%

The 48.9% decrease in net sales for the third quarter of 2009 as compared to the same quarter of 2008 resulted from the 31.0% decrease in pounds shipped, changes in mix reflecting lower volumes of certain higher value-added products, and a 22.5% decrease in the price of copper year over year.  As a result of the decrease in copper prices and changes in product mix, our per unit selling price for the quarter ended October 4, 2009 was $3.91 compared to $5.28 for the quarter ended September 28, 2008.

	For the three months ended		Increase	% Increase
(In thousands, except for percentages)	October 4, 2009	September 28, 2008	(Decrease)	(Decrease)
Gross Profit	$3,107	$8,799	$(5,692)	(64.7)%

Gross profit was adversely affected by overall lower volumes due to decreased demands for air conditioning and appliance products which lowered our volume at several locations and the negative impact on gross profit from lower volumes on higher value-added products.

Selling, general and administrative expenses of $5.5 million for the quarter ended October 4, 2009 were $0.2 million less than the quarter ended September 28, 2008. Continued reductions in the corporate general and administration burden contributed to the decrease in expenses for the third quarter of 2009.

Net gain on divestitures recorded in the third quarter of 2008 of $21.7 million reflects gains of $7.6 million related to the sale of a 30.0% equity interest in WTS to The Wieland Group (“Wieland”) and a $14.1 million gain from the sale of our Montreal, Quebec facility.  No divestitures were recorded in the third quarter of 2009.

Restructuring and impairment charges for the quarter ended October 4, 2009 of $1.7 million were $1.4 million more than the $0.3 million expense for the same quarter of 2008.  The $1.7 million expenses for the 2009 quarter included severance charges of $0.9 million in connection with our continued SG&A restructuring effort, a $0.2 million impairment of assets at our Monterrey, Mexico facility, $0.4 million related to realigning operations at our Monterrey, Mexico facility, and $0.2 million related to previously closed facilities. The restructuring expenses of $0.3 million in the third quarter of 2008 related primarily to the actions at our Decatur, Alabama and Booneville, Mississippi facilities.

Net interest expense for the quarter ended October 4, 2009 was $4.4 million compared to interest expense of $4.0 million for the third quarter of 2008.  Interest expense on our Senior Notes increased by $0.2 million due to the 10.5% Senior Notes and 10.5% Senior Exchange Notes being exchanged for 15% Senior Secured Notes on April 28, 2009.  Additionally, there was a $0.2 million reduction in interest income in 2009 versus 2008.  During the third quarter of 2008, interest income was generated from funds invested as a result of the influx of cash from our recapitalization plan in 2008.

Non-controlling interest for the quarter ended September 28, 2008 of $0.3 million reflects the earnings of the 30.0% equity interest in WTS, which was purchased by Wieland effective March 14, 2008.

Equity in earnings of unconsolidated subsidiary for the quarter ended October 4, 2009 of $0.7 million represents our 50.0% equity investment in WTS. Wieland purchased an additional 20.0% equity interest in WTS on September 15, 2008, bringing their ownership interest to 50.0%, at which time we began recording our investment in WTS using the equity method. Earnings for the third quarter of 2008 were $0.1 million.

We recorded a net tax benefit of $0.5 million for the quarter ended October 4, 2009 as compared with a net tax benefit of $0.8 million for the same period in 2008.  The tax benefit in 2009 reflects a reduction in U.S. deferred taxes associated with withholding taxes on foreign dividends offset by taxes accrued in foreign entities where we had taxable income for the quarter and an increase in accruals in Canada. Tax expense in 2008 reflects taxes accrued in foreign entities where we had taxable income for the quarter. The net tax benefit from the pretax loss in the U.S. was offset by an increase in our valuation allowance and therefore no other tax expense was recorded during the nine months ended September 28, 2008.

Dividends accrued on our Series A and Series B Convertible Preferred Stock were $2.2 million for the quarter ended October 4, 2009 versus $2.0 million during the quarter ended September 28, 2008.  The increase in the dividends was due in part to the additional shares of preferred stock purchased by Alpine in 2008. Dividends on the preferred stock are cumulative at an initial annual rate of 8.0% as to the Series A Convertible Preferred Stock and 8.5% as to the Series B Convertible Preferred Stock, subject to dividend rate adjustments as described below.

We are entitled to defer dividends on the preferred stock to the extent that we do not have cash or financing available to us to cover the full quarterly dividend amount in compliance with our contractual obligations. With respect to the Series A Convertible Preferred Stock, any deferred dividend will accrue at an annual rate of 10.0% if the dividend payment date is before January 31, 2012 and at an annual rate of 12.0% per annum if the dividend payment date is on or after January 31, 2012. Any deferred dividend with respect to the Series B Convertible Preferred Stock will accrue at an annual rate of 10.5% if the dividend payment date is before January 31, 2012 and at an annual rate of 12.5% per annum if the dividend payment date is on or after January 31, 2012. Furthermore, the dividend rate on both the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock is subject to additional adjustment, as provided below, as long as certain conditions are not satisfied. Due to restrictions on cash available to pay preferred stock dividends imposed by the Indentures governing our 10.5% Senior Notes and recently issued Senior Secured Notes, we have deferred $12.0 million in preferred stock dividends that accrued through the period ended October 4, 2009, as reflected in the Condensed Consolidated Balance Sheets in accrued dividends.

In addition, if at any time after June 16, 2007, with respect to the Series A Convertible Preferred Stock, or June 30, 2008 with respect to the Series B Convertible Preferred Stock, the shares of common stock into which the applicable series of preferred stock is convertible are not registered for resale under the Securities Act of 1933, then the dividend rate on the applicable series of preferred stock will increase by 0.5% for each quarter in which this condition remains unsatisfied, up to a maximum increase of 2.0%. Due to certain restrictions imposed under the federal securities laws upon the amount of our securities that may be registered for resale by the preferred stockholders, as affiliates of Wolverine, we continue to be unable to satisfy the resale condition applicable to both the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock. We do not currently have a registration statement on file for such resale. As a result, if such resale condition continues to be unsatisfied, the maximum dividend rate on the Series A Convertible Preferred Stock will rise to 12.0% prior to January 31, 2012 or 14.0% on or after January 31, 2012 and on the Series B Convertible Preferred Stock will rise to 12.5% prior to January 31, 2012 and 14.5% on or after January 31, 2012. As of October 4, 2009, we are accruing dividends at the maximum rate permitted prior to January 31, 2012 on the Series A Convertible Preferred Stock at 12.0% and the Series B Convertible Preferred Stock at 12.5%.

The net loss applicable to common shares in the third quarter of 2009 was $10.7 million, or a loss of $0.26 per common share, compared with a net loss of $27.1 million, or a loss of $0.68 per common share for the third quarter of 2008.

For the Nine Months Ended October 4, 2009, Compared with the Nine Months Ended September 28, 2008:

	For the nine months ended		Increase	% Increase
(In thousands, except for percentages)	October 4, 2009	September 28, 2008	(Decrease)	(Decrease)
Total Pounds Shipped	93,716	130,870	(37,154)	(28.4)%

Total pounds shipped decreased by 28.4% in the nine months of 2009 compared to the same period of 2008 due to lower demand in domestic and international air conditioning markets and decreased demand in domestic appliance markets.

	For the nine months ended		Increase	% Increase
(In thousands, except for percentages)	October 4, 2009	September 28, 2008	(Decrease)	(Decrease)
Net Sales	$341,144	$678,018	$(336,874)	(49.7)%

The 49.7% decrease in net sales for the nine months ended October 4, 2009 as compared to the same period of 2008 resulted from the 28.4% decrease in pounds shipped and a 40.8% decrease in the price of copper year over year.  As a result of the decrease in copper prices, our per unit selling price for the nine months ended October 4, 2009 was $3.64 compared to $5.18 for the nine months ended September 28, 2008.

	For the nine months ended		Increase	% Increase
(In thousands, except for percentages)	October 4, 2009	September 28, 2008	(Decrease)	(Decrease)
Gross Profit	$11,264	$27,744	$(16,480)	(59.4)%

Gross profit was adversely affected by overall lower volumes due to decreased demands for air conditioning and appliance products which lowered our volume at several locations and the negative impact on gross profit from lower volumes on higher value-added products.

Selling, general and administration expenses of $18.0 million for the nine months ended October 4, 2009 were $0.8 million less than the nine months ended September 28, 2008, reflecting the continued reductions in the corporate general and administration burden offset by increased legal fees associated primarily with our recent refinancing efforts.

Net gain on divestitures recorded in the nine months of 2008 of $26.7 million reflects the $12.6 million gain on the sale of a 50.0% equity interest in WTS to Weiland and a $14.1 million gain from the sale of our Montreal, Quebec facility.  No divestitures were recorded in the same period of 2009.

Restructuring and impairment charges for the nine months ended October 4, 2009 of $3.2 million were $2.2 million less than the same period of 2008.  The $3.2 million expense for the nine month period of 2009 included severance charges of $1.6 million in connection with our continued SG&A restructuring effort, a $0.2 million impairment of assets at our Monterrey, Mexico facility, $0.7 million related to realigning operations at our Monterrey, Mexico facility and $0.7 million associated with previously closed facilities. Restructuring expenses of $5.4 million during the nine month period ended September 28, 2008 included a $0.4 million non-cash write down of the fair value to the sale price of the Booneville, Mississippi assets held for sale, $3.7 million related to the Decatur, Alabama and Booneville, Mississippi facilities and the reduction of corporate general and administration burden, and $1.3 million related to the closure of our Jackson, Tennessee and Montreal Quebec manufacturing facilities and the relocation our U.S wholesale warehouse into the Decatur, Alabama facility.

Net interest expense of $12.4 million for the nine months ended October 4, 2009 decreased by $1.4 million from the $13.8 million for the nine month period of 2008.  Interest on our Senior Notes was reduced by $2.2 million due primarily to the 7.375% Senior Notes being paid in August of 2008.  This was offset by a $0.8 million reduction in interest income in 2009.  During the first nine months of 2008, interest income was generated from funds invested as a result of the influx of cash from our recapitalization plan in 2008.

During the nine months ending October 4, 2009, we recognized a $3.6 million loss on the extinguishment of debt related to the Exchange Offer that was successfully completed on April 28, 2009.  This loss represents the 3% exchange fee that was paid to holders of the 10.5% Senior Notes and 10.5% Senior Exchange Notes that exchanged their notes for the 15% Senior Secured Notes.

Non-controlling interest for the nine months ended September 28, 2008 of $0.5 million reflects the earnings of the 30.0% equity interest in WTS, which was purchased by Wieland effective March 14, 2008.

Equity in earnings of unconsolidated subsidiary for the nine months ended October 4, 2009 of $1.3 million compared to $0.1 million for the nine months ended September 28, 2008.  Equity in earnings of unconsolidated subsidiary represents our 50.0% equity investment in WTS. Wieland purchased an additional 20.0% equity interest in WTS on September 15, 2008, bringing their ownership interest to 50.0%, at which time we began recording our investment in WTS using the equity method.

A net tax expense of $0.1 million was recorded for the nine months ended October 4, 2009 compared to a net tax expense of $1.0 million for the nine months ended September 28, 2008.  Tax expense in 2009 reflects taxes accrued in foreign entities where we had taxable income for the period, an increase in accruals in Canada, and a reduction in U.S. deferred taxes associated with withholding taxes on foreign dividends. Tax expense in 2008 reflects taxes accrued in foreign entities where we had taxable income for the period.

Dividends accrued on our Series A and Series B Convertible Preferred Stock were $6.5 million for the nine months ended October 4, 2009 versus $4.8 million during the nine months ended September 28, 2008.  The increase in the dividends was due in part to the additional shares of preferred stock purchased by Alpine during the nine months ended September 28, 2008. Dividends on the preferred stock are cumulative at an initial annual rate of 8.0% as to the Series A Convertible Preferred Stock and 8.5% as to the Series B Convertible Preferred Stock, subject to dividend rate adjustments as described below.

We are entitled to defer dividends on the preferred stock to the extent that we do not have cash or financing available to us to cover the full quarterly dividend amount in compliance with our contractual obligations. With respect to the Series A Convertible Preferred Stock, any deferred dividend will accrue at an annual rate of 10.0% if the dividend payment date is before January 31, 2012 and at an annual rate of 12.0% per annum if the dividend payment date is on or after January 31, 2012. Any deferred dividend with respect to the Series B Convertible Preferred Stock will accrue at an annual rate of 10.5% if the dividend payment date is before January 31, 2012 and at an annual rate of 12.5% per annum if the dividend payment date is on or after January 31, 2012. Furthermore, the dividend rate on both the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock is subject to additional adjustment, as provided below, as long as certain conditions are not satisfied. Due to restrictions on cash available to pay preferred stock dividends imposed by the Indentures governing our 10.5% Senior Notes and recently issued Senior Secured Notes, we have deferred $12.0 million in preferred stock dividends that accrued through the period ended October 4, 2009, as reflected in the Condensed Consolidated Balance Sheets in accrued dividends.

In addition, if at any time after June 16, 2007, with respect to the Series A Convertible Preferred Stock, or June 30, 2008 with respect to the Series B Convertible Preferred Stock, the shares of common stock into which the applicable series of preferred stock is convertible are not registered for resale under the Securities Act of 1933, then the dividend rate on the applicable series of preferred stock will increase by 0.5% for each quarter in which this condition remains unsatisfied, up to a maximum increase of 2.0%. Due to certain restrictions imposed under the federal securities laws upon the amount of our securities that may be registered for resale by the preferred stockholders, as affiliates of Wolverine, we continue to be unable to satisfy the resale condition applicable to both the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock. We do not currently have a registration statement on file for such resale. As a result, if such resale condition continues to be unsatisfied, the maximum dividend rate on the Series A Convertible Preferred Stock will rise to 12.0% prior to January 31, 2012 or 14.0% on or after January 31, 2012 and on the Series B Convertible Preferred Stock will rise to 12.5% prior to January 31, 2012 and 14.5% on or after January 31, 2012. As of October 4, 2009, we are accruing dividends at the maximum rate permitted prior to January 31, 2012 on the Series A Convertible Preferred Stock at 12.0% and the Series B Convertible Preferred Stock at 12.5%.

The net loss applicable to common shares in the first nine months of 2009 was $35.8 million, or a loss of $0.88 per common share, compared with a net loss of $40.1 million, or a loss of $1.00 per common share in for the same period of 2008.

Liquidity and Capital Resources

The following table presents selected information concerning our financial condition:

(In thousands)	October 4, 2009	December 31, 2008
Cash and Cash Equivalents	$23,434	$33,537
Working Capital*	$53,790	$46,282
Total Debt	$124,218	$137,670
Current Ratio*	2.32	1.84

* Excludes cash, restricted cash and debt

Overview and Outlook

Strategically, our objective is to strengthen and reposition the Company by concentrating on improving its competitiveness, operating performance and customer service, and by becoming a leading supplier of value added solutions and products in systems that require high performance and energy efficient heat transfer and cooling.

We paid our 7.375% Senior Notes when they matured on August 1, 2008 and refinanced our 10.5% Senior Notes and 10.5% Senior Exchange Notes on April 28, 2009 through an Exchange Offer as described in Note 8, Financing Arrangements and Debt, in the Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q.

See the discussion of risks related to our liquidity under Risk Factors in our Form 10-K for the year ended December 31, 2008 and in our Form 10-Q for the period ended April 5, 2009.

Sources of Liquidity

Subsequent to the Exchange Offer, our sources of liquidity are cash and cash equivalents (approximately $15.0 million of unrestricted domestic cash as of the closing of the Exchange Offer), cash provided by operations and amounts available from our foreign subsidiaries. We do not currently have domestic liquidity facilities in place as they were terminated on the maturity date of February 19, 2009. Future funding requirements with respect to our liquidity requirements could vary from the Company’s current estimates and could affect our ability to generate sufficient cash flow to meet our obligations and sustain our operations which raises substantial doubt about our ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1, Basis of Reporting for Interim Financial Statements, to the Condensed Consolidated Financial Statements.

Cash and cash equivalents. For the nine months ending October 4, 2009, we had a net decrease in cash and cash equivalents of $10.1 million from December 31, 2008.  Cash was provided primarily from the decrease in restricted cash of $29.7 million, $1.2 million refund of escrow associated with the sale of STP and a $2.8 million dividend from our unconsolidated subsidiary.  Increases in cash were more than offset by cash used to purchase $16.1 million of 10.5% Senior Notes, $8.3 million used to pay interest on the 10.5% Senior Notes and 10.5% Senior Exchange Notes, $3.6 million used to pay financing fees related to the Exchange Offer, $5.1 million used to pay interest on the 15.0% Senior Secured Notes, and cash used in operating activities of $5.4 million, cash used in investing activities of $4.2 million, cash used for other financing activities of $0.9 million and a $0.2 million effect of exchanges rates on cash and cash equivalents.

Restricted cash.  Our liquidity is affected by restricted cash balances, which are included in current assets and are not available for general corporate use.  Restricted cash as of October 4, 2009 and December 31, 2008 was $8.0 million and $37.7 million, respectively.  Restricted cash at October 4, 2009 included $2.6 million related to deposits for margin calls on our metal hedge programs, $4.9 million of deposits to cover our insurance reserves and $0.5 million of other restricted cash deposits.  Restricted cash at December 31, 2008 included $16.9 million related to deposits for margin calls on our metal hedge programs, $5.9 million on deposit to cover our insurance reserves, $14.0 million of deposits to cover our silver consignment facility and $0.9 million of other restricted cash deposits. The silver consignment facility was terminated on February 19, 2009 (see Note 8).

Amounts available from our foreign subsidiaries’ cash and liquidity facilities. Our credit facility in the Netherlands is available for working capital needs. Our ability to access these liquidity facilities depends on the amount of available borrowing base and is subject to our compliance with the terms and conditions of the facility agreements.

Uses of Liquidity

Prior to the Exchange Offer, our significant uses of cash were the purchase of our previously leased silver inventory on April 28, 2009, the redemption of our $16.1 million of 10.5% Senior Notes and the payment of  interest and fees associated with the Exchange Offer.  Our primary uses of liquidity for the balance of 2009 is expected to consist of normal operating activities, capital and restructuring expenditures of approximately $0.9 million and interest on our Senior Secured Notes.

Redemption of notes.  On February 26, 2009, we announced the commencement of the Exchange Offer to each of the holders of our 10.5% Senior Exchange Notes and our 10.5% Senior Notes due March 28, 2009 and April 1, 2009, respectively, to exchange these notes for new Senior Secured Notes in order to refinance those maturities.  The Exchange Offer was successfully consummated on April 28, 2009.  $83.3 million of the 10.5% Senior Notes and $38.3 million of the 10.5% Senior Exchange Notes were exchanged for new Senior Secured Notes.  The remaining $16.1 million of 10.5% Senior Notes were repaid on April 28, 2009.

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

Cash used by operations.  Cash used for operations in the first nine months of 2009 was $18.8 million compared to $38.2 million in the same period of 2008.

Capital expenditures.  In the nine month period ended October 4, 2009, capital expenditures totaled $4.4 million compared to $3.1 million for the same period of 2008. Capital expenditures include asset replacement, environmental and safety compliance, cost reduction and productivity improvement items. Projected capital expenditures for the remainder of 2009 are $0.9 million.

Interest on our notes. On April 28, 2009, we paid interest of $2.3 million on our 10.5% Senior Exchange Notes and $6.0 million on our 10.5% Senior Notes.  In addition, $5.1 million was paid on September 30, 2009, which represents the 10% cash interest portion of the 15% Senior Secured Notes.

Funding of pension obligations. In February 2009, the Pension Benefit Guaranty Corporation (the “PBGC”) advised the Company that it may be required to accelerate funding of certain pension related obligations as a result of the closure and/or sale of certain operations of the Company.  The PBGC has not made a final determination of the amount or timing of any payments.  Since February 2009, the Company and the PBGC have been engaged in discussions regarding this matter. Based upon these discussions and in consultation with special counsel, the Company believes it is reasonably possible that the matter will ultimately be resolved through an agreement with the PBGC to fund an amount to be determined and paid in the future.  The Company believes any such agreement would result in accelerated funding of the already accrued pension obligations. Accordingly, no additional pension accrual is required at October 4, 2009 or December 31, 2008 since the amount and timing of additional contributions, if any, cannot be reasonably estimated.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of October 4, 2009 that either have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity Facilities

On February 19, 2009, we terminated our domestic liquidity facilities (receivables sale facility, revolving credit facility and silver consignment facility) in accordance with the terms and on the maturity date of those facilities.  Currently we do not have any other liquidity facilities in place in North America.  We do have a liquidity facility available to use as needed in the Netherlands.  The terms and conditions of the Company’s Senior Secured Notes have a provision that allows the Company to secure credit facilities under certain conditions prescribed in the Indenture thereto.

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

We have accrued undiscounted estimated environmental remediation costs of $9.4 million at October 4, 2009, consisting of $8.6 million for the Decatur facility and $0.8 million for the Ardmore facility. Based on information currently available, we believe that the costs of these matters are not reasonably likely to have a material effect on our business, financial condition or results of operations. However, actual costs related to environmental matters could differ materially from the amounts we estimated and accrued at October 4, 2009 and could result in additional exposure if these environmental matters are not resolved as anticipated.

Critical Accounting Policies

As of October 4, 2009, the Company’s significant accounting policies, which are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, have not materially changed  from December 31, 2008, except for the following:

On July 1, 2009, the Financial Accounting Standards Board (“FASB”)’s  Accounting Standards Codification (“ASC”) became the source of authoritative, nongovernmental generally accepted accounting principles (“GAAP”), except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the ASC will become non-authoritative. The new ASC is effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  The Company has begun to use the new guidelines and numbering system prescribed by the ASC when referring to GAAP in this 3rd quarter 2009 interim report and it will do so in its fiscal 2009 annual report.  As the ASC was not intended to change or alter existing GAAP, it will not have any impact on the Company’s consolidated financial results or financial position.

In March 2008, the Financial Accounting Standards Board (“FASB”) announced it would require enhanced disclosures about an entity's derivative and hedging activities, thereby improving the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows per the  guidance found in FASB ASC 815. On January 1, 2009, the Company adopted these new provisions which did not have a material impact on our results of operations, financial position or cash flows.

In April 2008, the FASB amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350, “Intangibles – Goodwill and Other”. The Company has evaluated the impact of adopting this guidance, which is effective for fiscal years beginning after December 15, 2008, and has found it does not have a material impact on our results of operations, financial position or cash flows.

In June 2008, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock and provided guidance on the determination of whether such instruments are classified in equity or as a derivative instrument under ASC 815, “Derivatives and Hedging”.  The Company has evaluated the impact of adopting this guidance, which is effective for the fiscal year beginning on January 1, 2009, and has found it does not have a material impact on our results of operations, financial position or cash flows.

In November 2008, the FASB’s EITF clarified the accounting for certain transactions and impairment considerations involving equity method investments. The guidance as noted in ASC 323, “Investments”, states that the accounting for the initial carrying value of equity method investments is to be based on a cost accumulation model and generally excludes contingent consideration. Also, other-than-temporary impairment testing by the investor should be performed at the investment level and a separate impairment assessment of the underlying assets is not required. An impairment charge by the investee should result in an adjustment of the investor’s basis of the impaired asset for the investor’s pro-rata share of such impairment. In addition, the EITF reached a consensus on how to account for an issuance of shares by an investee that reduces the investor’s ownership share of the investee. An investor should account for such transactions as if it had sold a proportionate share of its investment with any gains or losses recorded through earnings. The Company has evaluated the impact of adopting these considerations, which are effective for transactions occurring on or after December 15, 2008, and has found it does not have a material impact on our results of operations, financial position or cash flows.

In December 2008, the FASB provided guidance, as noted in ASC 715, “Expenses”, on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets must be provided for fiscal years ending after December 15, 2009. The Company has evaluated the impact of adopting this guidance and has found it does not have a material impact on our results of operations, financial position or cash flows.

In April 2009, the FASB began requiring disclosures about the fair value of financial instruments per ASC 825, “Financial Instrument”, in interim as well as in annual financial statements.  This requirement is effective for periods ending after June 15, 2009.  The Company has evaluated the impact of adopting this requirement and has found it does not have a material impact on our results of operations, financial position or cash flows.

On July 5, 2009, the Company adopted FASB’s new general standards of accounting for and disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, ASC 855, “Subsequent Events”, defines: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  Management has reviewed events occurring through November 17, 2009, the date the financial statements were issued and no subsequent events occurred requiring accrual or disclosure other than the anti-dumping duty investigation discussed in Note 11, Commitments and Contingencies.

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

Changes in Internal Control over Financial Reporting

Based upon the evaluation performed by our management, which was conducted with the participation of our PEO and CFO, there has been no change in our internal control over financial reporting during the third quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II             OTHER INFORMATION

Item 1A.             Risk Factors

The Company has included in its Annual Report on Form 10-K for the year ended December 31, 2008 and in its Quarterly Report on Form10-Q for the first quarter of 2009 a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (“Risk Factors”).  The Risk Factors are hereby incorporated in Part II, Item 1A of this Form 10-Q.  The information presented below updates, and should be read in conjunction with, the Risk Factors.

Our liquidity is affected by the price of raw materials, particularly copper and silver.

  Prices of copper and silver have increased substantially during 2009.  Continued increases in the price of these raw materials could have a material adverse effect on our cash flows.

Item 6.                Exhibits

Exhibits
10.1
Letter Agreement between Wolverine Tube, Inc. and Harold M. Karp, dated August 20, 2009 (incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K, filed on Augut 26, 2009).

16.1
Letter re: Change in registrants certifying accountant letter from KPMG, LLP to Securities and Exchange Commission dated July 30, 2009 (incorporated by reference to exhibit 16.1 to the Company's Current Report on Form 8-K, filed on July 27,

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

Wolverine Tube, Inc.

Dated: November 17, 2009	By:	/s/ David A. Owen
Name: David A. Owen
Title: Senior Vice President, Chief Financial Officer and Secretary