Form 10-K/A
period 2008-12-31
WOLVERINE TUBE INC
filed 2009-12-29
CIK 821407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 3)

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

EXPLANATORY NOTE

This Amendment No. 3 to the Wolverine Tube, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 is being filed for the sole purpose of setting forth the complete text of Item 8 as amended by Amendments No. 1 and 2 pursuant to Rule 12b-15 of Regulation 12B.

This Amendment does not amend, update or change any other items or disclosures in the Original Filing and does not reflect events occurring after the Original Filing. No other changes are being made by means of this filing.

Item 8.	Financial Statements

Wolverine Tube, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year ended December 31,
(In thousands except per share amounts)	2008	2007
Net sales	$815,801	$1,011,019
Cost of goods sold	788,930	960,817

Gross profit	26,871	50,202
Selling, general and administrative expenses	26,716	30,428
Net (gain) on divestitures	(26,348)	—
Advisory fees and expenses	984	6,014
Goodwill impairment	46,560	—
Restructuring and impairment charges	5,820	75,097

Operating loss	(26,861)	(61,337)
Other (income) expense:
Interest expense, net	17,356	21,325
Amortization expense	3,054	2,491
Loss on sale of receivables	484	2,531
Embedded derivatives mark to fair value	(3)	(15,755)
Other, net	604	1,239

Loss from continuing operations before minority interest and income taxes	(48,356)	(73,168)
Minority interest	541	—
Equity in earnings of unconsolidated subsidiary	(332)	—
Income tax expense	677	3,476

Net loss from continuing operations	(49,242)	(76,644)
Income (loss) from discontinued operations, net of taxes	769	(21,583)

Net loss	(48,473)	(98,227)
Less: Accretion of convertible preferred stock and beneficial conversion feature conversion feature	5,021	4,618
Preferred stock dividends	6,810	13,284

Net loss applicable to common shares	$(60,304)	$(116,129)

Income(Loss) per common share—Basic
Continuing operations	$(1.50)	$(4.97)
Discontinued operations	0.01	(1.13)

Net loss per common share	$(1.49)	$(6.10)

Income(Loss) per common share—Diluted
Continuing operations	$(1.50)	$(4.97)
Discontinued operations	0.01	(1.13)

Net loss per common share	$(1.49)	$(6.10)

Shares used in computing income (loss) per share:
Basic	40,624	19,038
Diluted	40,624	19,038
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

Consolidated Statements of Operations

(In thousands)	As reported	Adjustment	Discontinued Operations	As revised
Cost of goods sold	1,165,083	2,096	(206,362)	960,817

Other, net	2,605	(899)	(467)	1,239

Net loss	97,030	1,197	—	98,227
Consolidated Balance Sheets

(In thousands)	As reported	As revised
Accounts receivable, net	$107,375	$108,398
Inventory*	110,768	104,742
Accumulated deficit	$(94,187)	$(95,998)
Accumulated other comprehensive income, net of tax	15,872	15,996
* Includes reclassification of $3.3 million of critical spares from inventory to fixed assets
Consolidated Statements of Cash Flows

(In thousands)	For the twelve months ended December 31, 2007 (as reported)	Adjustment	Discontinued operations	For the twelve months ended December 31, 2007 (as revised)
Income (loss) from continuing operations	$(71,673)	$(1,197)	$(3,774)	$(76,644)
Net loss	(97,030)	(1,197)	—	(98,227)

Changes in operating assets and liabilities:
Accounts receivable, net	(8,504)	(1,023)	7,952	(1,575)
Inventories	(1,309)	1,168	1,540	1,399
Such adjustments have also been corrected in our Note 30, Consolidating Financial Information.

4.	Recapitalization Plan
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

For the years ended December 31, 2008, and 2007, amortization expense for other intangible assets was $3.7 million and $3.5 million, respectively. The approximate future annual amortization for other intangible assets is as follows:

Years ending December 31:
2009	$786
2010	45
2011	46
2012	45
2013	46
Thereafter	1,666

Total	$2,634

13.	Accrued Liabilities
Accrued liabilities are as follows at December 31:

(In thousands)	2008	2007
Interest	$3,673	$6,934
Income taxes	247	393
Reserve for restructuring	—	4,468
Fair value of derivatives and unsettled derivative liabilities	5,415	925
Worker’s compensation	1,679	1,715
State and local taxes	375	3,809
Dividends	5,785	708
Other accrued operating expenses	7,276	8,045

Total	$24,450	$26,997

14.	Financing Arrangements and Debt
Long-term debt consists of the following at December 31:

(In thousands)	2008	2007
Senior Notes, 7.375%, due August 2008	$—	$136,750
Discount on 7.375% Senior Notes	—	(17)
Senior Notes, 10.5%, due April 2009	94,400	99,400
Discount on 10.5% Senior Notes	(44)	(214)
Senior Exchange Notes, 15.0%, due March 2012	38,300	—
Other foreign subsidiaries	—	1,017
Capitalized leases	14	24

Total debt	137,670	236,960
Less short-term borrowings	(19,759)	(90,939)

Total long-term debt	$117,911	$146,021

Aggregate maturities of long-term debt are as follows:

(In thousands)
2012	$117,911

Total	$117,911

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

WOLVERINE TUBE, INC.

December 29, 2009	By:	/s/ David A. Owen
David A. Owen
Senior Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit Number	Description

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement